Form 10-K
period 1995-03-31
ACTIVISION INC /NY
filed 1995-06-30
CIK 718877

(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1995

                                       O R

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-12699

                                ACTIVISION, INC.
             (Exact name of registrant as specified in its charter)
        DELAWARE                               94-2606438
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

11601 WILSHIRE BLVD., LOS ANGELES, CA            90025
(Address of principal executive offices)       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 473-9200

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   Common Stock, par value $.000001 per share
                 ----------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [  XE ]   No   [      ]

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form  10-K.  [   ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 22, 1995 was $70,624,000.

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  [  XE ]   No   [      ]

The number of shares of the registrant's Common Stock outstanding as of June 22, 1995 was 14,182,128.

                       DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the Annual Meeting of Shareholders to be held on September 15, 1995 are incorporated by reference into Part III of this Annual Report.



                                      INDEX

                                                                   Page No.
PART I.

        Item 1.    Business                                             3

        Item 2.    Properties                                          12

        Item 3.    Legal Proceedings                                   13

        Item 4.    Submission of Matters to a Vote of Security
                   Holders                                             13

PART II.

        Item 5.    Market for Registrant's Common Equity and
                   Related Stockholder Matters                         14

        Item 6.    Selected Consolidated Financial Data                16

        Item 7.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       17

        Item 8.    Consolidated Financial Statements and
                   Supplementary Data                                  24

        Item 9.    Changes In and Disagreements with Accountants
                   on Accounting and Financial Disclosure              25

PART III.

        Item 10.   Directors and Executive Officers of the
                   Registrant                                          25

        Item 11.   Executive Compensation                              25

        Item 12.   Security Ownership of Certain Beneficial
                   Owners and Management                               25

        Item 13.   Certain Relationships and Related
                   Transactions                                        25
PART IV.

        Item 14.   Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K                                        26

SIGNATURES                                                             29





                                     PART I


Item 1.  BUSINESS

     (a)  General

          Activision, Inc. (together with its subsidiaries, the "Company") is a diversified international publisher and developer of interactive software in a wide variety of formats. Incorporated in California in 1979, the Company was a pioneer in the interactive entertainment software business and achieved its initial success developing and publishing video game products for the Atari Corporation ("Atari") systems, one of the first consumer video game systems introduced in the United States. In December 1992, the Company reincorporated in Delaware.

          The ICT Merger. Effective January 1, 1995, International Consumer Technologies Corporation, a Delaware corporation ("ICT"), was merged with and into a wholly owned subsidiary of the Company, with ICT as the
     surviving corporation.   ICT's sole asset at the time of the merger was
     5,429,600 shares of the Company's common stock, par value $.000001 per share (the "Common Stock"). As a result of the merger, the shares of the Company's Common Stock previously held by ICT were distributed to the shareholders of ICT in exchange for their shares of ICT common stock. No other assets or liabilities were acquired or assumed by the Company as a result of the merger.

     (b)  Financial Information About Industry Segments

          The Company operates in one industry segment: publishing floppy-disk, cartridge and CD-based entertainment software. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

     (c)  Narrative Description of Business

          The Company is a diversified international publisher and developer of interactive software in a wide variety of formats. At present, the Company focuses its development, publishing and marketing efforts primarily on entertainment software products and certain other products that combine entertainment and education.

          The Company's product line includes software designed to operate on IBM compatible (including the MS-DOS and Windows operating systems), Apple Macintosh, and other computer and video game hardware including, without limitation (a) the Sony Playstation manufactured and sold by Sony Entertainment Corporation ("Sony"), (b) the Sega Saturn (the "Saturn"), Sega Genesis ("SGS") and Sega CD systems ("Sega CD") manufactured and sold by Sega Enterprises, and (c) the Super Nintendo Entertainment System ("Super NES"), Nintendo Entertainment System ("NES") and Game Boy hand held game system ("Game Boy" and, together with the NES and the Super NES, the "Nintendo Systems") manufactured and sold by Nintendo Company, Ltd. The Company also licenses to other companies the right to publish and distribute the Company's software for computer and video game systems sold in various markets or on various platforms.

          The Company's objective is to be a worldwide leader in the delivery of interactive multimedia programming designed for a range of platforms that appeals to a variety of markets and incorporates sophisticated graphics, sound and video, compelling story lines and game experiences, ease of use and other features and technologies that provide exceptional interactive experiences. There can be no assurance that the Company will be able to reach such an objective, however. The Company seeks to achieve this objective by:

          - maintaining a diverse product line and revenue base by publishing, distributing and licensing a mix of distinctive, high quality titles for a variety of platforms in a variety of global markets;

          - utilizing proprietary, multi-platform tools and technologies to create programming;

          - maximizing distribution of titles through worldwide access to both the mass market and specialty channels of distribution;

          - developing or acquiring original characters and themes to serve as a basis for current and future products and that have the potential for exploitation in ancillary markets such as feature films, television and print media;

          - continuing to take advantage of the Company's large library of content, including popular video game and computer software titles such as "Pitfall" and "Shanghai";

          - maintaining and developing entertainment industry and creative relationships to enable the Company to incorporate high quality multimedia production features into its software products;

          - identifying and selectively acquiring under long-term licenses recognized intellectual property that management deems suitable for exploitation in current markets and media as well as future markets; and

          - controlling costs through expense and inventory control programs, streamlined development and selectivity in property acquisition.

          The Company is reducing its focus on cartridge-based and floppy disk-based systems in favor of new CD-based multimedia systems. CD-based products enable the Company to produce programming that features high quality animation, orchestral style soundtracks, feature film quality sound effects, full motion video including live actors, and rich three-dimensional graphics.

     MARKET OVERVIEW - THE INTERACTIVE SOFTWARE INDUSTRY

          The interactive software business involves the acquisition or creation of titles or intellectual property rights, the development of interactive software products based on these titles or rights, and the publication, marketing, merchandising, distribution and licensing of the resulting software products and ancillary rights. The business is highly dependent on consumer tastes and preferences and on the commercial success of the hardware platforms for which the software is produced.

          Historically, the interactive software business has been comprised of two distinct primary markets, the video game market and the computer software market, each of which has different characteristics. The Company competes in both markets. As the installed base of personal computers increases and as CD-based systems gain popularity, however, these two markets are becoming less distinct.

     Video Games

          Over the last six to eight years, the three principal types of hardware platforms for video game software have been 8-bit consoles, 16-bit consoles and portable systems. The most successful 8-bit, 16-bit and portable hardware systems are manufactured and marketed by Nintendo and Sega. While video game software currently is marketed primarily in cartridge form for these three types of video game hardware platforms, the Company believes that during the next several years optical-based products in the CD form will increasingly replace cartridge-based products as the primary format used to deliver video game software. Companies such as the 3DO Company ("3DO"), Sega and Sony have developed and are currently marketing 32-bit CD-based delivery systems. See "CD-Based Systems." The Sega Saturn 32-bit CD system was released in the United States in May 1995, and the Sony Playstation 32-bit CD system is expected to be released in August 1995.

          8-Bit Video Game Systems. Home entertainment systems based on 8-bit microprocessors were introduced in the early 1980s. In 1985 Nintendo introduced NES in the United States. It is estimated that at the end of 1994, the installed base of 8-bit video game systems in the United States was approximately 36 million units and the number of software titles available for use with such video game systems was approximately 650.

          Since 1987, the Company has released 14 software titles in the United States and Europe designed for the NES. Sales in recent years of 8-bit video game systems and cartridges for such systems have declined significantly and the Company does not believe that there are significant growth opportunities in this market. Accordingly, the Company does not intend to develop any additional 8-bit titles.

          16-Bit Video Game Systems. In 1989, Sega introduced the 16-bit SGS video game console in the United States. The SGS featured a more powerful microprocessor, more colors and superior graphics, animation and sound relative to the NES. Nintendo introduced its 16-bit Super NES, with similar capabilities to SGS, in the United States in September 1991. It is estimated that at the end of 1994, the installed base of 16-bit video game systems in the United States was approximately 30 million and the number of software titles available for use with the SGS and the Super NES was over 400 and 250, respectively.

          The Company believes that opportunities for 16-bit cartridge-based software are declining, as sales of both 16-bit hardware and software weaken in North America, and as 32-bit, 64-bit and CD-based systems come to market. The Company believes that strong sales of 16-bit software in North America will not continue beyond calendar year 1994 and that market conditions will deteriorate dramatically in calendar 1995.

          The Company has released 11 software titles in the United States, Europe and Japan designed for the Super NES and three titles in the United States designed for SGS. The Company currently has under development one title for the Super NES, no titles for SGS and one title for the Sega 32X System (which runs on a 32-bit adapter for the SGS). The Company expects to release all of these products in the fiscal year ending March 31, 1996.

          Portable Game Systems. Nintendo's release in 1989 of the Game Boy, a battery-operated, hand-held interactive entertainment system incorporating an 8-bit microprocessor, revolutionized the hand-held game machine market. Previously, the only hand-held games available were dedicated to a single game. Sega's color Game Gear hand-held system, released in 1991, competes directly with the Nintendo Game Boy. It is estimated that at the end of 1994, the installed base of hand held game systems was approximately 13 million and the number of software titles available for use with the Game Boy and the Game Gear were over 320 and 100, respectively. The Company has released five titles in the United States and in Europe designed for the Game Boy. Due to the declining market for these platforms, the Company currently has no titles in development for the Game Boy or Game Gear systems.

     Personal Computer Software

          Sales of entertainment software are highly dependent on the availability of relatively inexpensive personal computers and on the installed base of personal computers in homes, schools and small businesses. Major computer manufacturers have recently enhanced their lower-end product offerings, and relatively high performance IBM compatible and Apple Macintosh personal computers (which in many cases incorporate CD-based multimedia systems) have become widely available for less than $1,500. In addition, the Microsoft Corporation continues to enhance its Windows operating system, which is contained in a substantial portion of the IBM compatible personal computers currently found in the marketplace. Its latest version of Windows, Windows 95, is expected to be available in August 1995, and its introduction is expected to make personal computers easier to use by the average consumer. As personal computers have become more powerful, less expensive and easier to use, their use in both the home and business environments has expanded, resulting in increased demand for a wide variety of software products.

          The introduction of faster microprocessors, advances in semiconductor technology, the introduction of high density disk drives, enhanced operating systems, and increases in memory and processing power have facilitated the development of more cost-effective, graphically oriented and user-friendly personal computer software. In addition, the growth of mass-market distribution channels, including the development of computer superstores and computer software specialty chains, and the distribution of hardware and software by major retailers, have opened the personal computer software market to a broader base of consumers.

          The market for personal computer software can be divided into four categories: productivity, education, entertainment and finance. The Company currently focuses on the development and publishing of entertainment software products, including simulation, strategy, action,
     adventure and role playing games.   Because the market for education
     products has emerged to a meaningful level and has demonstrated above average growth rates, the Company also has begun the development and publishing of products that combine elements of entertainment and education, with the intention of broadening the Company's market reach and product lines.

          The Company has released 28 titles in the United States and in Europe for use on personal computers since April 1992, and currently has under development 38 titles (23 designed for IBM compatible personal computers and 15 designed for the Apple Macintosh personal computer.) The Company expects to release approximately 20 of these titles in the fiscal year ending March 31, 1996.

     CD-Based Systems

          With the introduction in recent years of computer disk drives that read optical laser discs, or "CDs," the ability to deliver complex entertainment software has made significant technological advances. A CD has over 600 times more memory capacity than an 8-bit standard cartridge, enabling CD systems to incorporate large amounts of data, full motion video and high quality sound, for rich, multimedia experiences.

         In addition to personal computer disk drives that read CDs, known as "CD-ROM drives," several CD-based video game systems have been introduced recently by video game hardware manufacturers. For example, Sega introduced its Sega CD system in 1992, 3DO released the 3DO Multiplayer in 1993 and Sega released the Sega Saturn in May 1995. Sony has also announced that its CD-based game system, the Sony Playstation, will be introduced in August 1995. As the installed base of CD-ROM drives for personal computers increases and as the video game industry moves more toward CD-based delivery systems, the Company believes that the traditional differentiation between the video game market and the personal computer market will become less distinct.

         The Company has released two products for the Sega CD System and one product for the 3DO Multiplayer. Currently, the Company has a number of titles under development for each of the Sega Saturn, Sony Playstation and 3DO Multiplayer. The Company's titles under development for these video game systems are scheduled to be released beginning in the third quarter of the fiscal year ended March 31, 1996.

         As prices for CD-based platforms decline, the installed base of such hardware in homes and schools is expected to grow. The Company believes that this trend will result in greater demand for consumer software that takes advantage of the high quality graphics, sound and data capabilities of the CD-based hardware. Management believes that, because of the ability to incorporate natural images and sound in the software, these new devices will enable producers, such as the Company, to market interactive experiences that are no longer limited to strategy, action or role playing, and which could appeal to audiences as diverse as those enjoying printed and filmed entertainment; however, there can be no assurance that this will be the case.

         The CD-based market presents particular challenges for software developers and publishers such as the Company. Because developers and publishers have the capacity to deliver higher level entertainment experiences through CDs, entertainment software will of necessity be required to incorporate increasingly sophisticated graphics (3-D graphics, video and animation), data and interactive capabilities, resulting in higher development costs. Further, successful software developers in these markets will be required to coordinate talent from a variety of disciplines in the development process. CD-based delivery systems also have numerous advantages to software publishers such as the Company. CDs are less expensive to manufacture than either video game cartridges or floppy disks and, unlike floppy disks, cannot be readily copied. These factors present an opportunity for software publishers to achieve higher profit margins from the sale of CDs than currently are the norm in the cartridge-based video game or floppy disk-based computer software markets.

     PRODUCTS

         Many of the Company's software titles are released in multiple formats for use on more than one computer or video game system. Each of the Company's software products consists of a particular program, which for computer systems is encoded on a diskette or CD, and for video game systems is embedded in read-only memory ("ROM") contained in a cartridge or a CD.

         The Company's currently available video game products are designed primarily for the Nintendo Systems, SGS, Sega CD and 3DO Multiplayer.
     The Company also has developed and published software products for other video game systems, such as the Sega Master System and the Atari 2600 and 7800 video game systems.

         The Company's computer software products are available on IBM compatible and Apple Macintosh formats on both floppy disk and CD. A limited number of titles also are available on Commodore Amiga formats. The majority of the Company's computer software products which currently are being developed for IBM compatible computers will be playable on the Windows 95 operating system.

         The Company's current Nintendo Systems and SGS titles are marketed directly to retailers and generally range in suggested retail price from $19.95 to $69.95. The Company's personal computer software titles generally range in suggested retail price from $19.95 to $79.95. Domestically, the Company's products are available for sale or rental in thousands of retail outlets, including consumer electronics and computer specialty stores, department stores, discount chains, video rental and toy stores.

         The continued market acceptance of the Company's products depends, among other things, upon the Company's ability to attract and retain software designers and other creative talent involved in the software development process, to anticipate and adapt to changes in hardware and software technologies, and to produce software with broad commercial appeal.

         The Company markets its products under the trade name "Activision" and on certain titles it also includes the "Infocom" label. By branding its titles with these trade names, the Company seeks to continue to build on the well established trade names of both Activision and Infocom.

     Activision Products

         The "Activision" name, the name under which the Company has since its inception marketed its video game products, is used for action/adventure games and other video games and CD-ROM based computer software with broad-based appeal. Primarily targeted at children between the ages of 6 and 16, "Activision" products are based either on original characters and stories created or acquired by the Company, such as "Pitfall: The Mayan Adventure," an action adventure game with cartoon-style animation for the Super NES, SGS and Sega CD, or recognizable characters and stories from feature films or other media, such as "Muppets Treasure Island," "Predator," "Alien," "Die Hard,"
     "Ghostbusters" and "Popeye."   In addition, the Company is licensing
     rights from certain recognized personalities or individuals, such as William Colby, former director of the Central Intelligence Agency, for an original spy simulation game.

     Infocom Products

         Although the Company markets all its products under the "Activision" name, the "Infocom" label is an Activision product line of graphic adventure and role-playing products. The "Infocom" name was acquired by the Company as part of its 1987 acquisition of Infocom Corporation. Infocom, a pioneering computer software firm, was the recognized leader in "text adventures," interactive computer novels that were the first generation of computer games. The Company has re-released many of the original best-selling "Infocom" text adventures in successful collection formats. In 1992, the Company began a new series of Infocom graphic adventures, sequels to the original text adventures, which incorporated state-of-the-art graphics and animation and high-quality digital audio. These sequels included "Return to Zork," a state-of-the-art sequel to the popular "Zork" series, released in September 1993.

         The Company currently is developing sequels the Infocom text adventure "Planetfall" and another title in the "Zork" series which is expected to be called "Zork: Nemesis."

          OPERATING DIVISIONS

         The Company conducts its business operations through four primary functional divisions: Activision Studios, Activision Publishing, Activision Business Development and Activision International.

     Activision Studios: Software Development and Production

         Activision Studios, the Company's development and production group, is responsible for the selection, design, development and production of the Company's software and video game products. Products are developed using a film studio model, which consists of a combination of Company staff and independent developers, artists, animators, writers, musicians, sound studios and designers who are supervised and managed by the Company's production executives. This combination of internal and external talent in the development and production teams allows the Company to undertake and manage effectively a large number of projects, limit its fixed operating costs, maintain a constant flow of fresh ideas, and merge diverse creative and technical talent from the entertainment and software fields. The Company's management maintains close ties with members of the Hollywood entertainment community, thus affording the Company access to many writers, actors, directors, musicians and special effects and sound effects experts. Management believes that association with recognized artistic talent contributes to the production and marquee value of the Company's products.

         The Company's creative development and production staff selects and develops new products, converts existing products to additional hardware formats, modifies licensed or acquired products, and manages the external development of products by independent developers. Several software products are derived from existing products, television programs, motion pictures or literary properties. When the Company licenses or acquires a software product from an independent developer, the Company's development and production staff may rewrite the program to add features, enhance graphics, refine the characters and story line, and improve the user interface to ensure that the product meets the Company's quality standards.

         The Company has a library of software and video game titles which includes over 75 titles released since 1988. The concepts, themes and characters of many of these products can be re-used in enhanced state-of-the-art software which contains advanced graphics, CD-quality audio and a much more complex level of game play. Examples of enhanced productions that have already become successful releases include "Return to Zork," "Pitfall: the Mayan Adventure," "Shanghai II - Dragon's Eye," "Shanghai-Great Moments" and "Mechwarrior." The Company has developed, based upon previously successful releases, a number of additional titles for re-release in collection format, including "Lost Treasures of Infocom," "Lost Treasures of Infocom II" and "Zork Anthology," and expects to continue to exploit its library of titles in this and other ways as opportunities arise. The most recent example of such an opportunity was the re-release of its software products originally created for the Atari 2600 game system as a compilation called "Activision's Atari 2600 Action Pack." This compilation was released on CD-ROM and floppy disk for IBM compatible hardware platforms. The Company is also in the process of converting certain video games originally released on the Nintendo and Sega systems so that they can be played on IBM compatible computers through the Windows 95 operating system. Such video games include "Pitfall: The Mayan Adventure" and "Earthworm Jim," a successful video game for which the Company acquired rights with respect to its use on Windows 95.

         Products obtained from independent developers are obtained under agreements that provide the Company with an exclusive right to market the product or with ownership of all intellectual properties created by the independent developer. In return, the developer receives a royalty based on revenues received by the Company on sales of the product. The majority of these royalty rates range from 5% to 15% of adjusted gross receipts. In certain circumstances, royalty rates may exceed this range due to the nature and anticipated life of the product, the skill and experience of the developer, and the type and extent of development services the developer provides. The typical contract with an independent developer calls for periodic progress payments based on specific milestone accomplishments. These payments are usually treated as advances against the royalties to be earned by the developer from product revenues.

         To acquire the rights to develop entertainment software products based on titles, themes and characters from other media, especially from the motion picture industry, the Company is frequently required to pay substantial non-refundable, advance licensing fees. The Company evaluates the acquisition of such rights to motion picture titles, themes and characters on a case-by-case basis.

     Activision Publishing: Marketing, Sales and Distribution

         The Company's ability to promote and market its software is an important factor in its success. The Company's Activision Publishing division is continually creating and implementing advertising and promotional programs such as point of purchase displays, magazine and television advertisements, and cooperative advertising programs which are designed to highlight particular strengths of each software title and leverage the strength of the Company's brand names and corporate identity. In addition to conducting its own promotional programs, from time to time the Company benefits indirectly from the marketing and promotional efforts undertaken by the owners of the novels, board games, motion picture films and other sources from whom the Company may license intellectual property.

         The Company's products are available domestically for sale or rental in thousands of retail outlets ranging from consumer electronics and computer specialty stores to department stores and discount chains, video rental stores and toy stores. The Company's top tier customers in these categories include Babbages, Egghead Discount Software, Software, Etc., Sears, WalMart, K-Mart, Target, Blockbuster Video and Toys "R" Us. The Company makes sales through a number of channels, including wholesale distributors, such as Baker & Taylor Software, Handelman Company and Merisel. The Company utilizes internal sales personnel and an external commission-based sales force to effectuate such sales. For the fiscal year ended March 31, 1995, sales made to two customers (Walmart and Toys "R" Us) accounted for approximately 9.1% and 6.9% of consolidated net revenues of the Company, respectively. The loss of either of such customers might have a material adverse impact on the Company's business or results of operations.

         The majority of the Company's international sales are made through its offices in England, Australia and Japan. International sales also are made through arrangements with independent marketers and distributors in Europe and the Pacific Rim.

         A large portion of the Company's sales historically occur between September and January of each year, reflecting the industry's traditionally strong holiday product release and sales trends.
     Generally, the Company ships its computer software products, the manufacture of which can be completed within 10 days, promptly upon receipt of purchase orders from its customers. Consequently, backlog is not under normal circumstances considered to be an important factor with respect to computer software products. Because of the significant lead-time required in connection with the manufacture of video game cartridges, the Company occasionally has a backlog of customer video game purchase orders.

         The Company historically has maintained an ongoing inventory balancing program in order to permit certain domestic purchasers of its products to return limited amounts of unsold product which remains in their inventory, based upon levels of sales previously made to such customers by the Company. In order to minimize product returns, the Company monitors closely the levels of its inventory in the field, as well as sell through data and orders. The Company also maintains a reserve for returns of product based upon its estimate of anticipated returns and its historical experience.

         Revenues tend to vary seasonally due to increased demand for entertainment products during the Christmas holiday season and are also affected by the timing of new product introductions. Costs and expenses tend to vary seasonally due to increases in marketing programs and inventories in anticipation of seasonal buying patterns.

     Activision Business Development:  Acquisitions, Licensing and
Merchandising

         Through its Activision Business Development division, the Company currently seeks to license the Company's titles to original equipment manufacturers ("OEM"), exploit the Company's property rights in ancillary markets or territories, and acquire additional entertainment software products which are substantially completed or immediately available for distribution.

          During the fiscal years ended March 31, 1995, 1994 and 1993, the Activision Business Development division consisted primarily of the Activision Merchandising/TDC Group division ("Activision Merchandising"). Activision Merchandising was responsible for developing merchandising and promotional activities with various computer hardware manufacturers. In connection with its merchandising and promotional activities, Activision Merchandising provided customized packaging and related merchandising materials in a number of languages (along with software and accessories) to various computer hardware companies throughout the world. In addition, Activision Merchandising designed customized software and hardware compilations for mass market retailers including warehouse clubs, discount chains, department stores and electronic specialty stores.

          Activision Merchandising accounted for approximately 2%, 20% and 22% of the Company's consolidated net revenues in fiscal 1995, 1994 and 1993 respectively. Activision Merchandising's major customers were IBM and Apple. During the fiscal years ended March 31, 1995, 1994 and 1993, IBM accounted for 47%, 70% and 12%, respectively, of Activision Merchandising's net revenues and 1%, 14% and 2%, respectively, of the
     Company's net revenues.   During the fiscal year ended March 31, 1994,
     Apple accounted for 18% of Activision Merchandising's net revenues and 4% of the Company's net revenues.

          As the Company's business opportunities and activities continue to expand, the Company has decided to refocus the Activision Business Development division towards the acquisition of additional completed entertainment software products which can be used to help bolster the Company's relationship with its wholesale customers, and the exploitation in ancillary markets of the Company's existing properties. This strategy is designed to provide a degree of protection to the Company against the various risks associated with internal software development.
     Accordingly, during the fiscal year ended March 31, 1995, the Company terminated its merchandising services for outside customers in order to concentrate the efforts of Activision Merchandising on internal merchandising and marketing activities. Activision Merchandising's attention is now focused on activities which directly relate to the expansion and development of the Company's core business, including merchandising activities relating to products created by Activision Studios and activities directly relating to the Activision Business Development division (such as on-line services, hint-lines and internet services, expansion of OEM bundling opportunities, and affiliated label and co-publishing activities).

          The Company's success in further expanding into licensing, affiliated label distribution agreements and ancillary business opportunities will depend on its ability to successfully license or acquire rights from third parties and on the distribution capabilities of the Activision Publishing division.

     Activision International

          The Company conducts its international sales and licensing activities through its wholly owned subsidiaries in England, Japan and Australia, where it also maintains offices. For the fiscal year ended March 31, 1995, international operations accounted for approximately 28% of the Company's consolidated net revenues, as compared to 23% of the Company's net revenues for the fiscal year ended March 31, 1994.

          During the fiscal year ended March 31, 1995, the Company entered into an exclusive distribution agreement with Sony Electronic Publishing Ltd. ("SEP") in the United Kingdom for its European and Australian video game product line. Sales to SEP for the fiscal year ended March 31, 1995 accounted for 54.4% of international net revenues and 14.9% of consolidated net revenues of the Company. The Company and SEP terminated such distribution agreement effective March 1995.

          Through its office in Japan, the Company facilitates the licensing, sale and distribution of the Company's products in the Japanese market and focuses on the exploitation of properties on multiple delivery formats for use in Japan. The Company currently intends to increase its staff in Japan so that video games, floppy disk software and CD-based products can be developed and published in Japan. To this end, the Company may seek new development partners in Japan.

          Distribution and marketing in Australia, New Zealand, Hong Kong, Singapore, Taiwan, Korea and other Pacific Rim countries are handled through the Company's office in Australia.

     HARDWARE LICENSES

          As a licensed developer for a broad variety of hardware platforms, the Company seeks to reduce its reliance on the success of any single delivery device. The Company's video game products currently are designed for Nintendo, Sega, Atari and 3DO systems. The Company's computer software products are sold for IBM compatible (both DOS and Windows operating systems) and Apple Macintosh formats. The Company holds multi-game licenses with both Nintendo and 3DO, as well as a game-by-game license with Sega. For the past seven years without interruption, Activision has been a Nintendo licensee. The Company's relationships with Sega and 3DO began in 1984 and 1993, respectively.

     MANUFACTURING

          The Company's products consist of personal computer diskettes or CDs encoded with a software program, or cartridges containing ROM attached to a printed circuit board and housed in a molded plastic case, packaged with instructional materials. All of the Company's products are manufactured by third party subcontractors. In addition to products which are manufactured in the United States, products intended for sale in European markets are manufactured and packaged by subcontractors in the United Kingdom, France and Italy.

          The components used in the manufacturing process are widely available from multiple sources, except for those used in Nintendo and Sega cartridge products. While the Company typically does not encounter significant supply problems, the availability of semiconductor or magnetic media components used in producing cartridges or disks may be limited during times of peak demand. Since ordering is required to be made based upon manufacturing lead times, higher than usual demands on the manufacturing capacity of the Company' subcontractors as well as the subcontractors' commitments to other customers, could adversely impact the Company's operations. Inventory levels required to meet market delivery requirements are seasonal and depend on component and manufacturing lead times.

          The Company does not control the manufacture of Nintendo and Sega cartridge products. The source code for each game title is provided by the Company to Nintendo or to Sega, as the case may be, manufactures finished cartridges and delivers them to the Company for distribution under Company labels.

          The Company's software titles carry a limited 90-day warranty. Returns of defective products under warranty have historically averaged approximately 2%.

     COMPETITION

         The video game and personal computer software industry is highly competitive in both the United States and in foreign markets.
     Competition in the industry principally is based upon strength in product development, product quality, the compatibility of products with popular computer systems, price, technical support, sales and distribution support, and marketing effectiveness. Competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. In addition, the Company believes that new competitors, including large software companies and hardware manufacturers, are increasing their focus on the consumer entertainment software market, resulting in greater competition for the Company. Although barriers to entry have increased due to the substantial cost of product development and marketing, established competitors continually enter the market with new titles.

         A significant portion of the Company's completed products are designed for use on Nintendo and Sega systems. The Company's primary competitors in these product categories are Nintendo and Sega, which are the largest developers and distributors of video game cartridges for their respective systems. The Company also competes with over 65 other companies licensed by Nintendo and a similar number of companies licensed by Sega to develop software for use with Nintendo or Sega systems, respectively.

         Since 1988, the number of available video game titles has increased substantially. The increased availability of video game software cartridges due to the larger number of Nintendo and Sega licensees and the emergence of a video game cartridge rental market has caused an oversupply of cartridges in video game retail distribution channels. This has caused a significant increase in competition for retail shelf space and pricing pressure.

          Over the past several years, the Company has focused its activities on development and publishing video games for the Super NES and SGS and entertainment software for IBM compatible computers and Apple Macintosh computers. Due to dramatic changes in the video game business, the Company is focusing its current development efforts on CD-based platforms and away from video game cartridges and floppy disk-based software.
     There can be no assurance that the Company's efforts to modify its revenue base will be successful, and these efforts could be adversely affected by the introduction of new types of hardware platforms and new technological advances. In addition, there can be no assurance that the current popularity of interactive entertainment products, and the Company's ability to generate sales from these products, will continue.

          The Company believes that the competitive factors in the entertainment software and video game marketplace increase the need for higher quality, distinctive entertainment software concepts. Competition for titles, themes and characters from television, motion picture and other media as the basis for "hit" entertainment software products has increased. The need to produce entertainment software "hits" may result in higher development costs, as potential licensees compete for a limited number of media themes, titles and characters and incur substantial non-refundable advance licensing fees and significant advertising expenses. Such competition could result in increased financial risks involved in the development of entertainment software products.

          In addition, as the demand for more sophisticated software products increases, competition is increasingly based on the quality of the entertainment experiences provided. The ability to incorporate compelling story lines or game experiences with sophisticated graphics, sound, and ease of use present artistic as well as technical challenges. As software becomes more complex, higher development costs could result, further increasing the financial risks associated with software development and publishing.

     EMPLOYEES

          As of June 22, 1995, the Company had the following full-time regular employees:

                                        Product              Corporate,
                                      Development            Finance &
                             Total    & Marketing   Sales    Operations
               --------------------------------------------------------
               United States  113          74          12          27
               United Kingdom   3           1           2           -
               Australia        2           -           2           -
               Japan            2           -           2           -
               --------------------------------------------------------
               Total          120          75          18          27
               ========================================================

          The Company from time to time engages temporary employees on both a full-time and part-time basis. In addition to the persons set forth above, the Company had approximately 69 of such temporary employees as of June 22, 1995.

          As of June 22, 1995, approximately 30 of the Company's full-time employees were subject to term employment agreements with the Company. These agreements commit such employees to employment terms of between one and three years from the commencement of their respective agreements. Most of the employees subject to such agreements are member of Activision Studios and perform services to the Company as producers, associate producers, computer programmers and game designers. The execution by the Company of employment agreements with such employees significantly reduces the Company's turnover during the development and production of its entertainment software products and allows the Company to more effectively plan for future development activities.

          None of the Company's employees are subject to a collective bargaining agreement, and the Company has experienced no labor-related work stoppages.

     TRADEMARKS, COPYRIGHTS AND PRODUCT PROTECTION

          The Company actively seeks to protect its trade identity, trademarks, copyrights and other proprietary information throughout the world. The Company has registered "Activision" and "Infocom" as trade names and trademarks and may seek to obtain copyright protection for its software and trademark protection for each title where such protection is deemed necessary. Copyright and trademark protection is also sought, where appropriate, for proprietary computer source code, promotional materials, software manuals and instructions, and point-of-purchase and advertising materials.

          Despite the legal and technical safeguards used by the Company, it may be possible for competitors or users to copy the Company's products or obtain information which the Company regards as trade secrets. Generally, entertainment software cannot be patented, and existing copyright laws and available technology afford only limited practical protection. The Company believes that the rapid pace of technological change in the computer software industry makes copyright protection of less significance than such factors as the knowledge and experience of management and software designers and the Company's ability to develop and market its products.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

          See Note 10 of Notes to Consolidated Financial Statements included in Item 8.

Item 2.   PROPERTIES

          The Company's principal corporate, administrative, and product development offices are located in approximately 36,000 square feet of leased space in a building located at 11601 Wilshire Blvd., Los Angeles, California. The lease in Los Angeles was entered into in November 1993 and expires on March 31, 1998. The following is a listing of all premises maintained by the Company at March 31, 1995:

            Location of
            Principal Facilities    Square Feet       Lease Expiration Date
            --------------------    -----------       ---------------------
            Los Angeles, California    19,000         March 31, 1998
            Los Angeles, California    17,000         March 31, 1996
            London, United Kingdom      2,000         February 4, 1997
            Tokyo, Japan                  650         July 9, 1995
            Sydney, Australia             400         Month-to-Month

          The Company believes that its current physical facilities are adequate for its current requirements. In the event the Company should require additional facilities, management believes such facilities to be readily available.

Item 3.   LEGAL PROCEEDINGS

          The Company is party to routine claims and suits brought against it in the ordinary course of business including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its 1994 Annual Meeting of Stockholders on January 27, 1995 in Los Angeles. Four items were submitted to a vote of the stockholders:

          1. The election of six directors to hold office for one year terms and until their respective successors are elected and have qualified. All six nominees were recommended by the Board of Directors, and all were elected. Set forth below are the results of the voting, for each director.
                                  For    Withheld
          Robert A. Kotick    9,534,479     2,785
          Howard E. Marks     9,534,519     2,746
          Keith C. Moore      9,534,519     2,745
          Barbara S. Isgur    9,534,518    13,145
          Steven T. Mayer     9,524,019     2,745
          Martin J. Raynes    9,524,014    13,150

          2. The adoption of an amendment to the Company's Amended and Restated Certificate of Incorporation extending certain restrictions on transfer of the Company's common stock until January 10, 1997. This proposal was adopted by a vote of 8,440,293 in favor, 1,027,027 against, and 739 abstentions.

          3. The adoption of an amendment to the Company's 1991 Stock Option and Stock Award Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 566,667 to 2,066,667 shares. This proposal was adopted by a vote of 8,346,587 in favor, 76,262 against, and 3,447 abstentions.

          4. The adoption of an amendment to the Company's 1991 Stock Option and Stock Award Plan to expand the categories of persons eligible to receive grants under the plan to include employees, consultants, representatives and other contractors and agents of the Company, as selected by the Stock Option Committee that administers the plan. This proposal was approved by a vote of 9,424,921 in favor, 65,372 against, and 2,028 abstentions.


                                     PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

          From March 1991 through October 21, 1993, the Company's Common Stock traded in the over the counter market under the symbol "MGNC." On October 22, 1993, the Company's symbol was changed to "ATVI." From October 22, 1993, the Common Stock was quoted on the NASDAQ SmallCap Market, and since January 26, 1995, the Common Stock has been quoted on the NASDAQ National Market System.

          The table below reflects the range of high ask and low bid closing quotations, or high and low reported last sale prices, for each quarterly period during the Company's two most recent fiscal years, as discussed below. Prices are adjusted to reflect, retroactively, the 1-for-10 reverse stock split effected August 3, 1992 and the 1-for-3 reverse stock split which was effected October 20, 1993.

          Price quotations for the period through October 21, 1993 are the high ask prices and the low bid prices for the periods indicated, and do not reflect actual trades, if any, in the Common Stock. The Company has no knowledge of the volume of actual trades in the Common Stock prior to the time the Common Stock was listed on the NASDAQ SmallCap Market on October 22, 1993. Price quotations for the period October 21, 1993 to January 25, 1995 are the high and low reported last sale prices for the Common Stock listed on the NASDAQ SmallCap Market; price quotations for the period after January 25, 1995 are the high and low reported last sale prices for the Common Stock listed on the NASDAQ National Market System.

                                                       High          Low
                                                     Ask/Sale     Bid/Sale
                                                     ---------    ---------
     Fiscal 1994
     ----------------
            First Quarter ended June 30, 1993         $  9        $ 3
            Second Quarter ended September 30, 1993   $ 10-1/2    $ 4-1/2
            Third Quarter:
                 through October 21, 1993             $ 15-3/4    $ 5-1/4
                 October 22 to December 31, 1993      $ 13-1/2    $ 9-7/8
            Fourth Quarter ended March 31, 1994       $ 14        $ 8

     Fiscal 1995
     ----------------
            First Quarter ended June 30, 1994         $  7-5/8    $ 5
            Second Quarter ended September 30, 1994   $  6-5/8    $ 4
            Third Quarter ended December 31, 1994     $  5-3/4    $ 3-1/4
            Fourth Quarter ended March 31, 1995       $  9        $ 5

     Fiscal 1996
     ----------------
            First Quarter:
                 through June 22, 1995                $  7-1/8     $ 5-3/4

          On June 22, 1995, the reported last sales price for the Common Stock was $7.125. As of March 31, 1995, the Company had approximately 5,500 stockholders of record, excluding banks, brokers and depository companies that are the stockholders of record for the account of beneficial owners.

          The Company has not paid any dividends on Common Stock since its inception. The Company presently intends to retain future earnings to finance the operation of its business and does not anticipate declaring cash dividends in the foreseeable future.

          Restriction on Sales and Purchases of the Common Stock by Certain Persons. The Company's Amended and Restated Certificate of Incorporation includes provisions that limit transfers of shares of the Company's Common Stock, or options, warrants or other securities convertible into or exercisable for shares of the Company's Common Stock, to or from persons who, before the transfer, own in excess of 4.75% of the outstanding Common Stock, or to persons who, after the attempted transfer, would own more than 4.75% of the outstanding shares of the Company's Common Stock (the "Transfer Restrictions"). For purposes of the computation of such percentage, all outstanding options, warrants and convertible securities are deemed to have been exercised or converted.

          The Company has substantial accumulated net operating losses and tax credit carryforwards that it believes were preserved after its bankruptcy reorganization in 1992 and may be available to reduce future taxable income, if any, of the Company. At March 31, 1995 the Company had, for federal income tax reporting purposes, an immediately available net operating loss carryforward of approximately $41.5 million. The net operating loss carryforwards expire from 1999 to 2009. These net operating losses and tax credits could be eliminated or reduced if a "change in ownership" within the meaning of Section 382 the Internal Revenue Code of 1986 (the "Code") were to take place. The Transfer Restrictions have been included in the Certificate of Incorporation to ensure that a "change of ownership" does not take place without consideration of the circumstances and approval by the Board of Directors.

          The Transfer Restrictions terminate on the earlier to occur of (i) January 10, 1997, (ii) the repeal of Section 382 of the Code (which provides for reduction or elimination of certain tax benefits upon a change of ownership), or (iii) the beginning of a taxable year of the Company to which no Tax Benefits (as defined in the Certificate of Incorporation) may be carried forward. In addition, the Transfer Restrictions can be terminated and abandoned, or their imposition deferred for a reasonable period, if in the opinion of the Board of Directors such action would be in the best interests of the Company and its stockholders. The Transfer Restrictions can also be waived by the Board in its discretion upon the request of a transferor or transferee of the Company's Common Stock. It is likely that the Board would request an opinion or other advice from tax counsel before granting any such request. The extension of the Transfer Restrictions from January 10, 1995 to January 10, 1997 was approved by the stockholders at the Annual Meeting of Stockholders held on January 27, 1995.

          In January, 1994, the Company completed a private placement of Common Stock and a simultaneous recapitalization transaction in which all then outstanding preferred stock of the Company was either redeemed or converted into Common Stock. This transaction resulted in a "change of ownership" of the Company within the meaning of Section 382 of the Code. The Company does not believe, however, that such change resulted in the elimination or reduction of any of the Company's accumulated net operating losses or tax credit carryforwards. As a result of the change in ownership, however, the ability of the Company to utilize such losses and credits may be subject to annual limitations.

          Merger Transfer Restrictions. In connection with the ICT Merger (described in Item 1), certain further restrictions were imposed on the sale or transfer of the shares of the Company's common stock held by the former stockholders of ICT. Pursuant to the merger agreement, none of such holders may transfer or sell any of their shares of common stock received as a result of the merger, without the prior approval of the Company's Board of Directors, until after December 31, 1997.





Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

       The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 1995 are derived from the consolidated financial statements of the Company, which financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants. The Consolidated Financial Statements as of March 31, 1995 and 1994 and for each of the fiscal years in the three-year period ended March 31, 1995, and the report thereon, are included elsewhere in this Form 10-K.

         (IN THOUSANDS, EXCEPT PER SHARE DATA, RATIOS AND EMPLOYEE DATA)
                                                                                       Years ended March
31,
                                                              --------------------------------------------------------------
                                                              Predecessor                     Reorganized
                                                              Company (1)                     Activision (1)
                                                              ------------------    ----------------------------------------
                                                                1991    1992(2)     1992(3)      1993      1994         1995
           STATEMENT OF OPERATIONS DATA:
            Net revenues                                       $28,763    $7,102     $2,066   $21,069     $26,604    $40,669
            Gross Profit                                         6,226     3,253      1,309     9,535      11,293     19,376
            EBITDA  (4)                                       (21,452)     (963)        195     1,525       (366)    (1,015)
            Operating income (loss)                           (25,462)   (1,121)        136     (208)     (2,031)    (2,957)
            Income (loss) before provision for income taxes   (26,635)   (1,645)        137     (217)     (1,853)    (1,365)
            Net income (loss) from continuing operations      (26,838)   (1,749)         64     (279)     (1,987)    (1,520)
            Loss from discontinued operations                        -         -          -   (1,100)           -          -
            Net income (loss)                                 (26,838)   (1,749)         64   (1,379)     (1,987)    (1,520)
            Accumulated, unpaid preferred dividends                  -         -          -   (3,163)     (3,296)          -
            Earnings (loss) per common share from
                 continuing operations (5)                   $(189.44)  $(12.32)      $0.02   $(1.01)     $(0.97)    $(0.11)
            Earnings (loss) per common share (5)              (189.44)   (12.32)       0.02    (1.33)      (0.97)     (0.11)
           Weighted average number of shares used in
              computing net income (loss) per common
              share (5)                                           142        142      3,129     3,412
5,432     13,944
           OTHER OPERATING DATA:
           Average number of employees                            188         44         18        60
62             93
           Net revenues per employee (in thousands)              $153       $215       $459      $351
$429         $437

                                                                          As of March 31,

                                                           ------------------------------------------------------------
                                                              Predecessor                   Reorganized
                                                              Company (1)                   Activision (1)
                                                           --------------------      ---------------------------------
                                                             1991 1992                1993            1994          1995
           BALANCE SHEET DATA:
            Cash and cash equivalents                      $1,581        $1,509       $1,851       $38,093      $37,355
            Working capital                              (15,466)         (678)        5,261        41,218       40,648
            Intangible assets                                   -           420        23,429       22,146       20,863
            Total assets                                    4,817         2,789       34,580        68,677       68,883
            Long-term debt                                      -             -             -            -            -
            Redeemable preferred stock (6)                      -             -       25,200             -            -
            Preferred shareholders' equity (7)                  -             -         4,603            -            -
            Common shareholders' equity                  (14,737)            88        (792)        63,985       62,704

     (1) For purposes of this presentation, the Company prior to the January 9, 1992 effective date of its Plan of Reorganization (the "Plan of Reorganization") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") is referred to as the "Predecessor Company," and the Company, after the effective date of the Plan of Reorganization, is referred to as "Reorganized Activision."
     (2) Period from April 1, 1991 to January 8, 1992.
     (3) Period from January 9, 1992, the effective date of the Plan of Reorganization, to March 31, 1992.
     (4) EBITDA represents operating income (loss) plus depreciation and amortization.
     (5) Reflects the Company's 1-for-10 reverse stock split effective August 3, 1992 and the 1-for-3 reverse stock split effective October 20, 1993. Accordingly, previously reported earnings (loss) per share and common share amount have been retroactively restated.
     (6)    Does not include accrued dividends of $3,163 as of March 31, 1993.
     (7) Represents $5,000 of gross proceeds received from the sale of Series AA Preferred Stock, less offering expenses and the amount allocated to warrants sold at the time. See Note 3 of Notes to Consolidated Financial Statements included in Item 8.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following table is a comparative breakdown of net revenues by territory (in thousands):

                                                      Percent
                                                      Increase           Percent
                             Fiscal Year ended       (Decrease)   of Worldwide Revenues
                                 March 31,         -------------Year ended March  31,
                         ------------------------- '95 vs  '94 vs ----------------------
                            1995    1994     1993   '94     '93     1995   1994    1993
                          ------   ------   ------ ------  ------ ------  ------ ------
North America:
- --------------
 Product sales:
  Video games            $19,465  $ 7,742  $ 1,919   151%    303%    48%     29%     9%
  Computer software        9,311    8,327    4,463    12%     87%    23%     32%    21%
  Merchandising              175    1,627      505  (89)%    222%      -      6%     2%
                          ------   ------   ------ ------  ------ ------  ------ ------
                          28,951   17,696    6,887   64%     157%    71%     67%    32%
 Merchandising Design
    Services                 375    2,309      378  (84)%    511%     1%      9%     2%
 Licensing                   166      171      166   (3)%      3%      -      1%     1%
                         -------  -------  ------- ------  ------ ------  ------ ------
  Total North America     29,492   20,176    7,431    46%    172%    72%     77%    35%
                         -------  -------  ------- ------  ------ ------  ------ ------

Europe:
- -------
 Product sales:
  Video games              6,352    1,926    5,834   230%   (67)%    16%      7%    28%
  Computer software          814    1,183    2,020  (31)%   (41)%     2%      4%    10%
  Merchandising                -    1,072    3,443 (100)%    (69)%     -      5%    16%
                         -------  -------  ------- ------  ------ ------  ------ ------
                           7,166    4,181   11,297    71%   (63)%    18%     15%    54%
 Licensing                   408        2      410     *%  (100)%     1%       -     2%
                         -------  -------  ------- ------  ------ ------  ------ ------
  Total Europe             7,574    4,183   11,707    81%   (64)%    19%     15%    56%
                         -------  -------  ------- ------  ------ ------  ------ ------

Japan:
- ------
 Product Sales
  Video Games                270      300        -  (10)%       -     1%      1%      -
  Computer Software           30        -        -      -       -      -       -      -
  Merchandising               11      108        -  (90)%       -      -       -      -
                         -------  -------  ------- ------  ------ ------  ------ ------
                             311      408        -  (24)%       -     1%      1%      -
 Licensing                 1,883      954      673    97%     42%     4%      4%     3%
                         -------  -------  ------- ------  ------ ------  ------ ------
  Total Japan              2,194    1,362      673    61%    102%     5%      5%     3%
                         -------  -------  ------- ------  ------ ------  ------ ------
Australia and New Zealand:
- --------------------------
 Product Sales
  Video Games                533      118      447   352%   (74)%     1%       -     2%
  Computer Software          645      565      362    14%     56%     2%      2%     2%
  Merchandising              231      189      407    22%   (54)%     1%      1%     2%
                         -------  -------  ------- ------  ------ ------  ------ ------
                           1,409      872    1,216    62%   (28)%     4%      3%     6%
 Licensing                     -       11       42 (100)%   (74)%      -       -      -
                         -------  -------  ------- ------  ------ ------  ------ ------
  Total  Australia
   and New Zealand         1,409      883    1,258    60%   (30)%     4%      3%     6%
                         -------  -------  ------- ------  ------ ------  ------ ------
 Total Worldwide
  Net Revenues           $40,669  $26,604  $21,069    53%     26%   100%    100%   100%
                         =======  =======  ======= ======  ====== ======  ====== ======


               * Percentage increase is greater than 1,000%.

RESULTS OF OPERATIONS: FISCAL YEAR ENDED MARCH 31, 1995 AS COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1994

Net Revenues

     Net revenues for the fiscal year ended March 31, 1995 increased 53% over the prior year, primarily from increased sales of new computer software and video game titles as well as continued sales of previously released computer software titles. Net revenues for the fiscal year ended March 31, 1995 include revenues from the initial releases of "Pitfall: the Mayan Adventure" (Super NES, SGS, and Sega CD), "Radical Rex" (Super NES, SGS and Sega CD), "Activision's Atari 2600 Action Pack" (PC CD), "Shanghai: Great Moments" (PC
CD), and "Shanghai: Triple Threat (3DO)." North American computer software net revenues also increased as a result of continued OEM and retail sales of "Return to Zork" on PC CD, Apple Macintosh CD, and Reel Magic MPEG CD. European video game net revenues resulted from sales to a single distributor under an exclusive distribution agreement. In Japan, licensing net revenues increased as a result of the licensing of additional properties, including "Return to Zork" and "Shanghai."

Cost of Goods Sold

     Cost of goods related to product sales represents the manufacturing cost of computer software and video games, while cost of goods related to merchandising design services represents the costs related to providing such merchandising design services including costs of personnel, subcontractors and materials. The Company uses outside parties to fulfill all of its manufacturing requirements. Manufacturers of the Company's computer software and video game CD-based software are located in the United States and Europe and are readily available. Video game cartridges are manufactured by the respective video game console manufacturers, Nintendo and Sega, who require significant lead time for the Company's orders.

          Included in cost of goods related to product sales are royalty expenses related to amounts due to the developers or title owners on product sales. Cost of sales related to license revenues consists entirely of such royalty expenses. Various contracts are maintained with developers and product title owners. These contracts provide, among other things, a royalty rate for a specified term. The increase in cost of goods sold is directly related to the overall increase in net revenues.

Gross Profit
                                                   Year Ended March 31, 1995                  Year Ended March 31, 1994
                                                                    Gross Profit                            Gross Profit
                                                       Amount        Percentage                 Amount        Percentage
     Gross profit:
          Product sales, net                         $ 16,845           44.5%                  $ 9,418            40.7%
          License revenue                               2,422           98.6%                    1,055            92.7%
          Merchandising design services                   109           29.1%                      820            35.5%
                                                    ---------      ----------               ----------       ----------
           Total gross profit                       $ 19,376              7.6%                $ 11,293             42.4%
                                                    =========       =========               ==========        ==========

Gross profit fluctuates based upon the revenue mix. The gross profit percentage on product sales, net, increased in fiscal 1995 as a result of an increase in CD-based software revenues during the fiscal year ended March 31, 1995. CD-based software, both computer software-based and console-based, typically has a higher gross profit percentage than floppy disk-based and cartridge-based software. Licensing revenue as a percentage of total net revenues increased to 6% during the fiscal year ended March 31, 1995 from 4% during the fiscal year ended March 31, 1994. As licensing revenue generally yields a higher gross profit margin (because no manufacturing costs are involved), this sales mix fluctuation resulted in an increased gross profit
percentage for the 1995 fiscal year.   The Company expects gross profit
margins to increase during the fiscal year ended March 31, 1996, as the product mix includes a higher percentage of CD-based products.

Operating Expenses
                                                               Year Ended March 31,
                                                      1995                           1994
                                                          % of Net                       % of Net
                                             Amount       Revenues             Amount    Revenues
        Product development                     $ 7,274      17.9%            $ 4,380      16.5%
        Sales and marketing                      10,410      25.6%              5,013      18.8%
        General and administrative                3,366       8.3%              2,648      10.0%
        Amortization of intangible assets         1,283       3.2%              1,283       4.8%
                                                -------    -------            -------     -------
        Total operating expenses               $ 22,333      55.0%           $ 13,324      50.1%
                                                 ======     ======            =======     ======

     Total operating expenses increased as a percentage of revenues as a result of a combination of an increase in product development expenses and sales and marketing expenses, and a decrease in general and administrative expenses. Product development expenses increased both in amount and as a percentage of revenues due to an increase in the number of products put into product development during the 1995 fiscal year as compared to the prior year. Sales and marketing expenses also increased both in amount and as a percentage of revenues as a result of the marketing and promotional activity related to "Pitfall: the Mayan Adventure," which included a substantial television, radio and print advertising campaign. In addition, product development and sales and marketing expenses increased in amount as a result
of increased headcount and related expenses.   General and administrative
expenses increased in amount due to an increase in headcount related expenses, but decreased as a percentage of revenues due to the increase in revenues discussed above.

     Amortization of excess purchase price and reorganization expenses represents the amortization of the excess purchase price over identifiable assets acquired from the acquisition of Disc Company, Inc. on April 1, 1992. This asset is being amortized on a straight line basis over a 20-year period. See Note 4 of Notes to Consolidated Financial Statements included in Item 8. Also included in the amortization amount is the amortization of capitalized reorganization costs, which are being amortized using a straight line method over a five-year period.

Operating Income (Loss)

                                             Year Ended March 31,
                                                  1995       1994
      Operating loss                           ($2,957)    ($2,031)
      Operating loss as a percentage
         of net revenues                         (7.3%)      (7.6%)

     Operating loss in total increased in the current period due to the increase in operating expenses, as discussed above.

Other Income (Expense)

     Interest income increased to $1,592,000 for the fiscal year ended March 31, 1995 from $178,000 for the fiscal year ended March 31, 1994 as a result of the increase in cash and cash equivalents that resulted from the Common Stock private placement completed in January, 1994. See "Liquidity and Capital Resources."

Provision for Income Taxes

     The income taxes recorded in the provision for income taxes of $155,000 and $134,000 for the years ended March 31, 1995 and 1994, respectively, represent foreign taxes withheld. These foreign taxes may be available in the future as tax credits against future tax liability. In addition, the Company has significant net operating losses which may be carried forward against current and future taxable income for federal, state and foreign tax purposes.

Net Loss

     For the reasons noted above, there was a decrease in the net loss recorded for the year ended March 31, 1995 as compared to the net loss for the prior year.

RESULTS OF OPERATIONS: FISCAL YEAR ENDED MARCH 31, 1994 AS COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1993

Net Revenues

     Net revenues increased for the fiscal year ended March 31, 1994 by 26% over the prior year, primarily from increased sales of new computer software and video game titles as well as continued sales of previously released computer software titles.

     Net revenues for the North American territory for the fiscal year ended March 31, 1994 include revenues from the initial releases of "Mechwarrior" (Super NES), "Alien vs. Predator" (Super NES and Game Boy), "Biometal" (Super NES), "X-Kaliber" (Super NES), "Shanghai" (SGS), "Popeye II" (Game
Boy), "Real Ghostbusters" (Game Boy), "Return to Zork" (PC Floppy and PC CD), "Simon the Sorcerer" (PC Floppy), "Richard Scarry's Best Neighborhood Ever" (PC CD), "Richard Scarry's Busiest Neighborhood Ever" (PC CD), "Shanghai II" (Windows) and "Mac Best Sellers" (Macintosh). Net revenues for the European territory for the fiscal year ended March 31, 1994 include revenues from the initial releases of "Mechwarrior" (Super NES), "Alien vs. Predator" (Super
NES), "Biometal" (Super NES) and "Return to Zork" (PC Floppy and PC CD). Net revenues for the Japanese territory for the fiscal year ended March 31, 1994 include the initial releases of "Plok" (Super NES) and "Mac Best Sellers" (Macintosh), while net revenues for the Australian territory for the fiscal year ended March 31, 1994 include revenues from the initial releases of "Mechwarrior" (Super NES), "Alien vs. Predator" (Super NES), "Biometal" (Super NES), "Return to Zork" (PC Floppy and PC CD) and "Simon the Sorcerer" (PC Floppy).

     North American net revenues increased in fiscal 1994 due to the Company's expanded operations in the United States and the initial releases noted above. Additionally, the Company recorded increased merchandising design service revenues generated by Activision Merchandising. European video game sales decreased in fiscal 1994 as a result of increased competition and pricing pressure as a result of changes in the Japanese yen against European currencies. The decrease in European computer software and merchandising revenues is the result of the Company's European restructuring.
See "Discontinued Operations."   In Japan, the Company began publishing
software and video games directly for the first time during fiscal 1994.

Cost of Goods Sold

     Cost of goods related to product sales represents the manufacturing cost of computer software and video games. Cost of goods related to merchandising design services represents the costs related to providing such merchandising design services including costs of personnel, subcontractors and materials. The Company uses outside parties to fulfill all of its manufacturing requirements. Manufacturers of the Company's computer software are located in the United States and Europe and are readily available. Video game cartridges are manufactured by the respective video game console manufacturers, Nintendo and Sega, who require significant lead time for the Company's orders.

          Included in cost of goods related to product sales is royalty expense related to amounts due to the developers or title owners on product sales. Cost of sales related to license revenues consists entirely of such royalty expense. Various contracts are maintained with developers and product title owners which state a royalty rate and term of agreement, among other items. The increase in cost of goods sold is directly related to the increase in net revenues, increase in reserves for video game inventory and the higher concentration of sales in the video game and merchandising design services categories for the fiscal year ended March 31, 1994 as compared to the fiscal year ended March 31, 1993.

Gross Profit
                                           Year Ended March 31, 1994         Year Ended March 31, 1993
                                                      Gross Profit                      Gross Profit
                                             Amount    Percentage              Amount     Percentage
    Gross profit:
        Product sales, net                  $ 9,418        40.7%              $ 8,401         43.3%
License revenues-Other                        1,055        92.7%                1,021         79.1%
        Merchandising design services           820        35.5%                  113         29.9%
                                            -------       ------               ------        ------
           Total gross profit              $ 11,293        42.4%              $ 9,535         45.3%
                                             ======      ======                ======        ======

     Gross profit fluctuates based upon the revenue mix. Licensing revenue as a percentage of net revenues decreased during the year ended March 31, 1994, as product sales increased. The increase in product revenues for the fiscal year ended March 31, 1994 is due to an increase in the number of products released during the 1994 fiscal year as compared to the prior year. As licensing revenue generally yields a higher gross profit margin (because no manufacturing costs are involved), this sales mix fluctuation resulted in a decreased gross profit percentage for the 1994 fiscal year. In addition, the gross profit percentage for fiscal 1994 decreased as a result of the addition of costs associated with merchandising services revenues, which had a lower gross profit percentage than product sales.

Operating Expenses
                                                               Year Ended March 31,
                                                      1994                           1993
                                                          % of Net                       % of Net
                                             Amount       Revenues             Amount    Revenues
        Product development                     $ 4,380      16.5%            $ 2,592      12.3%
        Sales and marketing                       5,013      18.8%              2,386      11.3%
        General and administrative                2,648      10.0%              3,482      16.5%
        Amortization of intangible assets         1,283       4.8%              1,283       6.1%
                                                 ------     ------             ------      -----
        Total operating expenses               $ 13,324      50.1%            $ 9,743      46.2%
                                                 ======     ======             ======     ======

     Total operating expenses increased as a percentage of revenues as a result of a combination of an increase in product development expenses, an increase in sales and marketing expenses and a decrease in general and administrative expenses. Product development expenses increased both in amount and as a percentage of revenues due to an increase in the number of products put into product development during the 1994 fiscal year as compared to the prior year. Sales and marketing expenses also increased both in amount and as a percentage of revenues as a result of expanded marketing programs for both specific product releases and corporate awareness and advertising. In addition, sales and marketing expenses include expenses that are variable in nature and based on sales, such as outside sales commissions
and co-op advertising.   General and administrative expenses decreased both
in amount and as a percentage of revenues primarily due to the Company's European administrative restructuring which occurred at the end of fiscal 1993 when the Company moved all of its European administrative, finance and corporate operations and functions to its existing Los Angeles facility. The move of such operations and functions reduced worldwide administrative and finance personnel and related costs. The decrease in general and administrative expenses for the year ended March 31, 1994 was offset by an approximately $295,000 additional provision to the bad debt reserve for collection risk associated with sales to a single original equipment manufacturer (OEM) customer.

     Amortization of excess purchase price and reorganization expenses represents the amortization of the excess purchase price over identifiable assets acquired from the acquisition of Disc Company, Inc. on April 1, 1992. See Note 4 of Notes to Consolidated Financial Statements included in Item 8. This asset is being amortized on a straight line basis over a 20-year period. Also included in the amortization amount is the amortization of capitalized reorganization costs, which are being amortized using a straight line method over a five year period.

Operating Income (Loss)
                                                       Year Ended March31,
                                                         1994        1993
      Operating loss                               $  (2,031)   $   (208)
      Operating loss as a percentage  of net revenues  (7.6%)      (1.0%)

     Operating loss in total increased in the current period due to the increase in operating expenses and a decrease in gross profit percentage noted above.

Other Income (Expense)

     Interest income increased to $178,000 for the fiscal year ended March 31, 1994 from net interest expense of $9,000 for the fiscal year ended March 31, 1993 as a result of the increase in cash and cash equivalents that resulted from the Common Stock private placement completed in January, 1994. See "Liquidity and Capital Resources."

Provision for Income Taxes

     The income taxes recorded in the provision for income taxes of $62,000 and $134,000 for the years ended March 31, 1994 and 1993, respectively, represent foreign taxes withheld. These foreign taxes may be available in the future as tax credits against future tax liability. In addition, the Company has significant net operating losses which may be carried forward against current and future taxable income for federal, state and foreign tax purposes.

Discontinued Operations

     On November 1, 1992, certain of the Company's European subsidiaries adopted plans to reduce the scope of operations for the Foreign Language Computer Software Publishing business ("FLCSP"). During the fourth quarter of the Company's fiscal year ended March 31, 1993, these plans were expanded to encompass a formal plan to terminate and dissolve FLCSP. As of March 31, 1994 the dissolution process was substantially complete, and no further losses or costs were incurred during the 1994 fiscal year related to FLCSP. In general, the plan provided for the liquidation of all accounts receivable, inventory and equipment and the orderly payment and settlement of the subsidiary's outstanding liabilities. The operations of the FLCSP business were conducted in a European subsidiary which, as of March 31, 1994, was in formal liquidation in connection with the termination of this business. The liabilities exceeded assets on this subsidiary, and, accordingly, the assets of this subsidiary are not sufficient to satisfy its claims in full. The allocation of assets to satisfy such claims will be handled in accordance with local statutory requirements.

     Operating results of the FLCSP business for the period from April 1 to November 1, 1992 reflect an operating loss of $277,000. Net sales of the FLCSP business for the phase out period were $673,000 and were not included in net sales from continuing operations.

     The loss on the dissolution of the FLCSP business was approximately $823,000, including estimated operating losses during the phase-out period of $186,000.

SEASONALITY

     Revenues and profits are extremely seasonal in the software publishing industry with the fourth calendar quarter generally considered the strongest due to increased sales for the holiday season. The Company participates in a highly dynamic and volatile industry, which is affected by seasonality, changing technology, limited platform cycles, hit products, competition, components supplies, consumer spending and economic trends and other factors. In addition, factors specific to the Company such as the timing and availability of new video game and computer software titles may affect the predictability of financial results and may contribute further to the volatility of the price of the Common Stock. As a result of the foregoing factors, the Common Stock price has experienced significant volatility historically, and may be subject to continued volatility.

     As well as the historically volatile elements noted, the industry is expected to undergo significant change due in part to the introduction or planned introduction of numerous new hardware platforms and electronic delivery systems and the entry and participation of new industries and companies in interactive media. The difficulties in predicting which such platforms will be commercially successful, and the timing of such, and which new companies entering the interactive arena will have a material impact on the industry, cause additional uncertainty in predicting financial results of the Company.

 LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased approximately $1.4 million from March 31, 1994 to March 31, 1995. The Company had approximately $37.3 million in cash and cash equivalents at March 31, 1995. The decrease in working capital and cash and cash equivalents was attributable primarily to an increase in property and equipment. At March 31, 1995, net accounts receivable and inventories were approximately $7.5 million, an increase of approximately $3.1 million from approximately $4.4 million as of March 31, 1994. This increase is primarily due to an increase in accounts receivable related to the increase in net revenues.

     As of March 31, 1995, accounts payable and accrued liabilities were approximately $2.5 million and $3.2 million, respectively. Total current liabilities increased $1.5 million from $4.2 million at March 31, 1994 to $5.7 million at March 31, 1995 as a result of an increase in selling and marketing expenses during the year ended March 31, 1995

     As of March 31, 1993, the Company consummated a private placement (the "Preferred Private Placement") of Series AA Preferred Stock ("Series AA Stock") and warrants to purchase its Common Stock resulting in net proceeds of approximately $4.9 million. The Company used the net proceeds received from the Preferred Private Placement for the acquisition of intellectual property rights for new products, product development activities, working capital purposes, including the funding of letters of credit as needed for inventory purchases from Nintendo, Sega and other manufacturers, to increase staffing of the Company at various levels, including in the Activision Studios product development area, and for general corporate purposes.

     On January 31, 1994, the Company completed a private placement (the "Common Stock Private Placement") of 5,003,006 shares of its Common Stock at a price of $8.50 per share. The Company received net proceeds from the Common Stock Private Placement of approximately $39.5 million. The Company has used, or intends to use, the proceeds of the Common Stock Private Placement for the acquisition of intellectual property rights for future products and the funding of product development, for working capital purposes, including the funding of letters of credit as needed for inventory purchases from Nintendo, Sega and other manufacturers, for the purchase of $2.2 million of its Series AA Stock, and for general corporate purposes.

     In May 1995, the Company's revolving credit and letter of credit facility expired. Prior to its expiration, availability under the facility was $6.5 million and was as high as $15 million from September 1994 to December 1994. The facility provided the Company the ability to borrow funds and issue letters of credit against deposits and eligible domestic accounts receivable up to $15 million and $6.5 million, respectively. The facility was due on demand and repayment could be required at the discretion of the bank. The Company is required to issue letters of credit to vendors for the purchase of video game cartridges. Letters of credit outstanding as of March 31, 1995 totaled $59,000. The Company had no borrowings outstanding against the facility as of March 31, 1995. Management is in discussions with the bank regarding a new the facility on substantially similar terms and conditions.

     Management believes that the Company's existing capital resources are sufficient to meet its requirements for the foreseeable future. The Preferred Private Placement and the Common Stock Private Placement have provided, and will continue to provide, the Company greater resources to enable it to acquire properties for development, engage in more extensive product development and expand marketing activities, and increased working capital for operations.

     The Company's management currently believes that inflation has not had, and will not have in the foreseeable future, a material impact on continuing operations.


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                       Page

       Report of Independent Accountants                               F-1

       Consolidated Balance Sheets as of March 31, 1995 and 1994       F-2

       Consolidated Statements of Operations for the years ended
           March 31, 1995, 1994 and 1993                               F-3

       Consolidated Statements of Changes in Shareholders' Equity
           for the Years Ended March 31, 1995, 1994 and 1993           F-4

       Consolidated Statements of Cash flows for the Years Ended
           March 31, 1995, 1994 and 1993                               F-5

       Notes to Consolidated Financial Statements                      F-6

       Schedule II-Valuation and Qualifying Accounts and Reserves
           as of March 31, 1995, 1994 and 1993                        F-17



     All other schedules of the registrant are omitted because of the absence of conditions under which they are required or because the required information is included elsewhere in the financial statements or in the notes thereto.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 15, 1995, entitled "Election of Directors" and "Executive Officers and Key Employees" to be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 15, 1995, entitled "Executive Compensation" and "Indebtedness of Management" to be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 15, 1995, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 15, 1995, entitled "Certain Relationships and Related Transactions" to be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.



                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                    (a) 1.Financial Statements See Item 8. - Consolidated Financial Statements and Supplementary Data Index for Financial Statements and Schedules on page 30 herein.

                                                          2.     Financial
               Statement Schedules See Item 8. - Consolidated Financial Statements and Supplementary Data Index for Financial Statements and Schedules on page 30 herein.

                                                          3.     Exhibits
               Required by Item 601 of Regulation S-K

                                                                 Exhibit
                                                      Number     Exhibit

                                                        2.1Plan of
                     Reorganization of the Company, as confirmed by the United States Bankruptcy Court for the Northern District of California on November 25, 1991 (incorporated by reference to Exhibit 28.2 of the Company's Current Report on Form 8-K dated October 4,
                     1991).

                                                        2.2Plan and
                     Agreement of Merger, dated March 30, 1992, among the Company, Disc Company, Inc. and International Consumer Technologies Corporation (incorporated by reference to Exhibit 28.1 of the Company's Current Report on Form 8-K dated March 31, 1992).

                                                        2.3Agreement and
                     Plan of Merger between Activision, Inc., a California corporation, and Activision, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 4.7 of Amendment No. 1 to the Company's Form S-8, Registration No. 33-48411 filed on June 1,
                     1993).

                                                        2.4Plan and
                     Agreement of Merger, dated October 28, 1994, among the Company, ACTV Acquisition, Inc. and International Consumer Technologies Corporation (incorporated by reference to Exhibit 2.4 of the Company's Quarterly Report on Form 10-Q for the period ended December 31,
                     1994).

                                                        3.1Amended and
                     Restated Articles of Incorporation of Activision, Inc., dated October 15, 1992 (incorporated by reference to Exhibit 4.5 of Amendment No. 1 to the Company's Form S-8, Registration No. 33-48411 filed on June 1, 1993).

                                                        3.2Bylaws of
                     Activision, Inc. (incorporated by reference to Exhibit 4.6 of Amendment No. 1 to the Company's Form S-8, Registration No. 33-48411 filed on June 1,
                     1993).

                                                        4.1Certificate of
                     Designations, Preferences and Rights of Series AA Preferred Stock, $.000001 par value, of Activision, Inc., as filed with the Delaware Secretary of State on March 29, 1993 (incorporated by reference to Exhibit 28.2 of the Company's Current Report on Form 8-K dated April 19, 1993).

                                                       10.1Warrant
                     Certificate for the purchase of 21,000,000 shares of Common Stock, issued to International Consumer Technologies Corporation pursuant to the merger transaction (incorporated by reference to Exhibit
                     28.4 of the Company's Current Report on Form 8-K dated March 31, 1992).

                                                       10.2Purchase
                     Agreement, dated as of March 29, 1993, between Activision, Inc. and the Purchasers listed therein (incorporated by reference to Exhibit 28.1 of the Company's Current Report on Form 8-K dated April 19,
                     1993).

                                                       10.3Form of Private
                     Placement Warrant Certificate (incorporated by reference to Exhibit 28.3 of the Company's Current Report on Form 8-K dated April 19, 1993).

                                                       10.4Agreement,
                     dated as of March 31, 1993, among International Consumer Technologies Corporation, Activision, Inc. and the Purchasers listed therein (incorporated by reference to Exhibit 28.4 of the Company's Current Report on Form 8-K dated April 19, 1993).

                                                       10.5Agreement,
                     dated as of March 31, 1993, among the stockholders listed therein and Activision, Inc. (incorporated by reference to Exhibit 28.5 of the Company's Current Report on Form 8-K dated April 19, 1993).

                                                       10.6Letter
                     Agreement, dated April 14, 1993 among Activision, Inc. and the Purchasers listed therein (incorporated by reference to Exhibit 28.6 of the Company's Current Report on Form 8-K dated April 19, 1993).

                                                       10.7Mediagenic 1991
                     Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 33-91074, filed on April 8, 1995).

                                                       10.8Mediagenic 1991
                     Director Warrant Plan as amended (incorporated by reference to Exhibit 28.2 to the Company's
                     Registration Statement on Form S-8, Registration No. 33-63638, filed on June 1, 1993).

                                                       10.9Purchase
                     Agreement, dated as of January 24, 1994, among the Company and each purchaser who is a signatory thereto (incorporated by reference to Exhibit 28.1 of the Company's Form 8-K filed February 9, 1994).

                    10.10     Registration Rights Agreement, dated as of
                     January 31, 1994, among the Company and each purchaser who is a signatory thereto (incorporated by reference to Exhibit 28.2 of the Company's Form 8-K filed February 9, 1994).

                    10.11     Share Exchange and Recapitalization
                     Agreement, dated as of January 14, 1994, among the Company, International Consumer Technologies Corporation, Steven Wynn, J.F. Shea Co., Inc. as Nominee 1993-6 and ESL Partners, L.P. (incorporated by reference to Exhibit 28.3 of the Company's Form 8-K filed February 9, 1994).

                    10.12     Registration Rights Agreement, dated as of
                     January 31, 1994, among the Company, International Consumer Technologies Corporation, Steven Wynn, J.F. Shea Co., Inc. as Nominee 1993-6 and ESL Partners, L.P. (incorporated by reference to Exhibit 28.4 of the Company's Form 8-K filed February 9, 1994).

                    10.13     Revolving Credit Loan Agreement, dated as of
                     September 3, 1993, among the Company and Comerica Bank-California (incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended March
                     31, 1994).

                    10.14     Lease Agreement, as amended, dated as of
                     November 29, 1993, among the Company and 11601 Wilshire Associates (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended March 31, 1994).

                                                         11Statement
                     regarding computation of per share earnings

                                                         21Principal
                     Subsidiaries of the Company

                                                         23Consent of
                     Independent Accountants


          (b)                            Reports on Form 8-K

          None



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 1995

ACTIVISION, INC.


By:     /s/  Robert A. Kotick
- ---------------------------------
 (Robert A. Kotick)
 Chairman and Chief
 Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/  Robert A. Kotick           Chairman, Chief Executive   June 28, 1995
(Robert A. Kotick)                 Officer (Principal Executive
                                   Officer), President and Director

    /s/  Keith C. Moore            Chief Operating Officer     June 28, 1995
(Keith C. Moore)                   and Director


    /s/  Howard E. Marks           Senior Vice President       June 28, 1995
(Howard E. Marks)                           and Director


    /s/  Brian G. Kelly            Chief Financial Officer     June 28, 1995
(Brian G. Kelly)                   (Principal Financial Officer)


    /s/  Barry J. Plaga            Chief Accounting Officer    June 28, 1995
(Barry J. Plaga)                   (Principal Accounting Officer)


    /s/  Barbara S. Isgur          Director                  June 28, 1995
(Barbara S. Isgur)


     /s/ Steven T. Mayer           Director                  June 28, 1995

(Steven T. Mayer)


    /s/ Martin Raynes              Director                  June 28, 1995
(Martin Raynes)


                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders of ACTIVISION, INC.


We have audited the consolidated financial statements and the financial statement schedule of ACTIVISION, INC. and Subsidiaries listed in the index on page 24 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACTIVISION, INC. and Subsidiaries as of March 31, 1995 and 1994, and the consolidated results of their operations and cash flows for the years ended March 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Los Angeles, California
May 24, 1995

                        ACTIVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands except share data)


                                                                        March 31,          March 31,
                                                                       1995                   1994
                                                                         ---------           ---------
ASSETS
      Current assets:
      Cash and cash equivalents                                          $  37,355           $  38,093
      Restricted cash                                                            -               1,500
      Accounts receivable, net                                               5,566               1,925
      Inventories, net                                                       1,972               2,523
      Prepaid software and license royalties                                 1,082                 880
      Other assets                                                             342                 468
                                                                         ---------           ---------
            Total current assets                                            46,317              45,389

      Property and equipment, net                                            1,643               1,045
      Other assets                                                              60                 268
      Excess purchase price over identifiable assets acquired, net          20,863              21,975
                                                                         ---------           ---------
            Total assets                                                 $  68,883           $  68,677
                                                                         =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                             $         2,516      $        1,929
      Accrued expenses                                                       3,153               2,242
                                                                         ---------           ---------
            Total current liabilities                                        5,669               4,171

      Other liabilities                                                        510                 521
                                                                         ---------           ---------
            Total liabilities                                                6,179               4,692
                                                                         ---------           ---------
   Commitments and contingencies

   Shareholders' equity:
      Common stock warrants                                                      -                 120
      Common stock, $.000001 par value, 100,000,000 shares
            authorized, 14,183,594 and 13,849,264 shares issued
            and outstanding as of March 31, 1995 and
            March 31, 1994, respectively                                         -                   -
      Additional paid-in capital                                            67,667              67,356
      Accumulated deficit                                                  (4,822)             (3,302)
      Cumulative foreign currency translation                                (141)               (189)
                                                                         ---------           ---------
            Total shareholders' equity                                      62,704              63,985
                                                                         ---------           ---------
      Total liabilities and shareholders' equity                         $  68,883           $  68,677
                                                                         =========           =========

The accompanying notes are an integral part of these consolidated financial statements.



                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except loss per share data)

                                                                              For the years ended March 31,
                                                                             1995           1994           1993
                                                                          -----------   -----------    -----------

Net revenues:
    Product sales, net                                                 $       37,837$       23,157  $      19,400
    License revenues                                                            2,457         1,138          1,291
    Merchandising design services                                                 375         2,309            378
                                                                          -----------   -----------    -----------
        Total net revenues                                                     40,669        26,604         21,069
                                                                          -----------   -----------    -----------
Cost of goods sold:
    Product sales, net                                                         20,992        13,739         10,999
    License revenues                                                               35            83            270
    Merchandising design services                                                 266         1,489            265
                                                                          -----------   -----------    -----------
        Total cost of goods sold                                               21,293        15,311         11,534
                                                                          -----------   -----------    -----------
    Gross profit                                                               19,376        11,293          9,535
                                                                          -----------   -----------    -----------
Operating expenses:
    Product development                                                         7,274         4,380          2,592
    Sales and marketing                                                        10,410         5,013          2,386
    General and administrative                                                  3,366         2,648          3,482
    Amortization of intangible assets                                           1,283         1,283          1,283
                                                                          -----------   -----------    -----------
        Total operating expenses                                               22,333        13,324          9,743
                                                                          -----------   -----------    -----------
Operating loss                                                                (2,957)       (2,031)          (208)
Other income (expense):
    Interest, net                                                               1,592           178            (9)
                                                                          -----------   -----------    -----------
Loss before provision for income taxes                                        (1,365)       (1,853)          (217)
Provision for income taxes                                                        155           134             62
                                                                          -----------   -----------    -----------
Loss from continuing operations                                               (1,520)       (1,987)          (279)
Discontinued operations:
  Loss from operations of Foreign Language Computer
    Software Publishing business dissolved                                          -             -          (277)
  Loss on dissolution of Foreign Language Computer Software Publishing business including provision in 1993 of $186 for operating losses
    during the phase-out period                                                     -             -          (823)
                                                                          -----------   -----------    -----------
Net loss                                                                                 $  (1,520)    $   (1,987)     $  (1,379)
                                                                           ==========    ==========     ==========
Net loss available to common shareholders:
    Net loss                                                               $  (1,520)    $  (1,987)   $    (1,379)
    Less: Accumulated, unpaid preferred stock dividends                            -        (3,296)        (3,163)
                                                                          -----------   -----------    -----------
        Net loss available to common shareholders                        $  (1,520)     $  (5,283)      $  (4,542)
                                                                           ==========    ==========     ==========
Loss per common share:
    Loss from continuing operations                                         $  (0.11)     $  (0.97)      $  (1.01)
    Loss from discontinued operations                                               -             -         (0.08)
    Loss from dissolution of  discontinued operations                               -             -         (0.24)
                                                                          -----------   -----------    -----------
    Net loss                                                                $  (0.11)     $  (0.97)      $  (1.33)
                                                                           ==========    ==========     ==========
Weighted average number of shares used in computing
    net loss per common share                                                  13,944         5,432          3,412
                                                                           ==========    ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                       Preferred      Preferred                  Common                    Cumulative
                         Stock,         Stock,       Common       Stock        Addi-         Foreign
                       Series AA        Series       Stock       Warrants      tional  Accum-Currency  Share-
                     -------------- ------------ -------------- -----------   Paid-in  ulated  Trans- holders'
                      Shares AmountShares  AmountShares  AmountWarrants AmountCapital Deficit lation   Equity
                     ------  ------------ ------ ------ ------ ------- ------ --------------- ------  -------
Balances March 31, 1992   -   $   -     - $    -  3,129 $    -       -  $   -  $    -$      64  $ 24 $   88

  Issuance of preferred
     stock and common
     stock warrants
     pursuant to
     merger with
     Disc Company, Inc.   -       - 1,856     93      -      -     700     45       -       -      -    138

  Conversion of
     preferred stock
     to common stock      -       -(1,856)  (93)    618      -       -      -      93       -      -      -

  Issuance of preferred
     stock and common
     stock warrants pursuant
     to preferred stock
     private placement    5       -     -      -      -      -     667    300   4,603       -      -  4,903

  Net loss for
     the year             -       -     -      -      -      -       -      -       - (1,379)      -(1,379)

  Foreign currency
     translation
     adjustment           -       -     -      -      -      -       -      -       -       -     61     61
                     ------  ------------ ------ ------ ------  ------ ------ --------------- -------------
Balances March 31,
      1993                5       -     -      -  3,747      -   1,367    345   4,696 (1,315)     85  3,811

  Exercise of common stock
     warrants pursuant to
     restructuring        -       -     -      -  1,100      - (1,100)  (225)     225       -      -      -

  Conversion of series A
     preferred stock pursuant
     to restructuring     -       -     -      -  3,630      -       -      -  25,200       -      - 25,200

  Conversion of series AA
     preferred stock pursuant
     to restructuring   (3)       -     -      -    366      -       -      -       -       -      -      -

  Redemption of series AA
     preferred stock
     pursuant to
     restructuring      (2)       -     -      -      -      -       -      - (2,153)       -      -(2,153)

  Issuance of common stock
     pursuant to
     common stock
     private placement    -       -     -      -  5,003      -       -      -  39,384       -      - 39,384

  Issuance of common
     stock pursuant to
     employee stock
     purchase plan        -       -     -      -      3      -       -      -       4       -      -      4

  Net loss for
     the year             -       -     -      -      -      -       -      -       - (1,987)      -(1,987)

  Foreign currency
     translation
     adjustment           -       -     -      -      -      -       -      -       -       -  (274)  (274)
                     ------  ------------ ------ ------ ------  ------ ------ --------------- -------------
Balance March 31,
   1994                   -       -     -      - 13,849      -     267    120  67,356 (3,302)  (189) 63,985

  Exercise of common
     stock warrants       -       -     -      -    267      -   (267)  (120)     200       -      -     80

  Issuance of common
     stock pursuant to
     employee stock
     purchase plan        -       -     -      -     59      -       -      -      99       -      -     94

  Issuance of common
     stock pursuant to
     directors stock
     purchase plan        -       -     -      -      8      -       -      -      12       -      -     17

  Net loss for
     the year             -       -     -      -      -      -       -      -       - (1,520)      -(1,520)

  Foreign currency
     translation
     adjustment           -       -     -      -      -      -       -      -       -       -     48     48

                     ------  ------------ ------ ------ ------  ------ ------ --------------- -------------
Balance March 31,
   1995                   -  $    -     - $    - 14,183 $    -       - $    - $67,667$(4,822) $(141)$62,704
                     ======  ============ ====== ====== ======  ====== ====== =============== =============

The accompanying notes are an integral part of these consolidated financial statements.





                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                                                             For the years ended March 31,
                                                                          1995           1994            1993
                                                                      -----------    -----------      -----------
Cash flows from operating activities:
    Net loss                                                         $   (1,520)    $   (1,987)      $   (1,379)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
        Depreciation and amortization                                      1,942          1,665            1,733
        Loss on disposal of fixed assets                                       -            (2)              183
    Change in assets and liabilities net
       of effects from acquisitions and disposals:
        Accounts receivable                                              (3,641)          (166)              446
        Inventories                                                          551        (1,580)              628
        Prepaid software and license royalties                             (202)          (360)            (520)
        Other current assets                                                 126          (104)              288
        Other assets                                                          37             67              386
        Accounts payable                                                     587          (551)               92
        Accrued liabilities                                                  911            264          (2,220)
        Due to affiliate                                                       -          (454)            (306)
        Other                                                               (11)            128              313
                                                                      -----------    -----------      -----------
        Net cash used in operating activities                            (1,220)        (3,080)            (356)
                                                                      -----------    -----------      -----------
Cash flows from investing activities:
    Cash acquired through merger with Disc Company, Inc.                       -              -              635
    Capital expenditures                                                 (1,256)          (887)            (293)
    Restricted cash                                                        1,500        (1,500)              379
    Proceeds from sale of fixed assets                                         -             12                3
                                                                      -----------    -----------      -----------
    Net cash provided by (used in) investing activities                      244        (2,375)              724
                                                                      -----------    -----------      -----------
Cash flows from financing activities:
    Proceeds from issuance and exercise of common
       stock options and warrants                                            191              -                -
    Proceeds from common stock private placement                               -         39,384                -
    Collection of offering proceeds receivable                                 -          5,000                -
    Redemption of preferred stock                                              -        (2,153)                -
    Payments under line-of-credit agreements                             (4,695)        (9,631)                -
    Borrowings under line-of-credit agreements                             4,695          9,367              264
    Other                                                                    (1)              4               28
                                                                      -----------    -----------      -----------
    Net cash provided by financing activities                                190         41,971              292
                                                                      -----------    -----------      -----------
    Effect of exchange rate changes on cash                                   48          (274)               61
                                                                      -----------    -----------      -----------
Net increase (decrease) in cash and cash equivalents                       (738)         36,242              721
                                                                      -----------    -----------      -----------
Cash and cash equivalents at beginning of period                          38,093          1,851            1,130
                                                                      -----------    -----------      -----------
Cash and cash equivalents at end of period                             $  37,355     $   38,093       $    1,851
                                                                      ===========    ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The consolidated financial statements include the accounts of Activision, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

   Cash and Cash Equivalents and Cash Flows

   Cash and cash equivalents include cash and short-term investments with
   original maturities of not more than 90 days.   At March 31, 1995, short-
   term investments include approximately $33.3 million in United States government backed securities. The Company paid interest of approximately $18,000, $108,000 and $42,000 for the years ended March 31, 1995, March
   31, 1994 and March 31, 1993, respectively. In addition, the Company paid income taxes for such years of approximately $193,000, $129,000 and $109,000, respectively.

   Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with quality financial institutions. At various times during the fiscal years ended March 31, 1995, 1994 and 1993, the Company had deposits in excess of the $100,000 Federal Deposit Insurance Corporation ("FDIC") limit at these financial institutions. At March 31, 1995, the Company had approximately $33.3 million invested in short-term United States government based securities. The Company's customer base includes retail outlets and distributors including consumer electronics and computer specialty stores, discount chains, video rental stores and toy stores in the United States and countries worldwide. The Company performs ongoing credit evaluation of its customers and maintains allowances for potential credit losses. The Company generally does not require collateral or other security from its customers. However, international video game customers have been generally required to furnish irrevocable letters of credit to minimize the Company's credit risk.

   Restricted Cash

   Restricted cash of $1.5 million as of March 31, 1994 represented cash on deposit with the Company's primary lender, the use of which was restricted pursuant to a $6.5 million revolving credit and letter of credit facility. The Company had no restricted cash balances as of March 31, 1995.

   Capitalized Software Development Costs

   Costs related to the conceptual formulation and design of software products are expensed as product development. Although costs incurred subsequent to establishing technological feasibility of software products are permitted capitalization pursuant to Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company has not capitalized any software development costs since the impact to the financial statements for all periods presented has been immaterial.

   Prepaid Software and Licensed Property Royalties

   Certain of the Company's products are purchased or licensed from independent software developers and licensed property owners under royalty agreements that provide for payment of advances against royalties determined based upon attainment of specified sales levels. Prepaid royalties are amortized with product shipments. Amortization is computed based upon the number of units of product expected to be sold. Substantially all prepaid royalties are amortized within one year of initial product shipment and are written off upon the abandonment of the product or upon the determination that there is significant doubt as to the completion of the product.

   Capitalized Reorganization Expenses

   The Company capitalized approximately $310,000 in reorganization expenses as of January 9, 1992. This amount is being amortized over five years, using the straight-line method. Amortization for the years ended March 31, 1995 and 1994 and 1993 was approximately $62,000 for each period.

   Revenue Recognition

   The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods and, in lieu of granting such return privileges, the Company may grant price protection on unsold merchandise. Revenue from product sales is reflected net of the allowance for returns and price protection. Recognition of licensing revenue and royalty income is deferred until the completion by the Company of its future obligations including, but not limited to, the achievement of technological feasibility of the products or assets to be delivered under such obligation and future collectibility. Merchandising design service revenue is recognized as services are performed.

   Advertising Expenses

   The Company expenses advertising and the related costs of production during the period the advertising takes place. Advertising expenses for the years ended March 31, 1995, 1994 and 1993 were approximately $3,564,000, $558,000 and $486,000, respectively.

   Income Taxes

   The Company follows the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

   Foreign Currency Translation

   The Company's foreign subsidiaries maintain their accounting records in their local currency. The currencies are then converted to United States dollars and the effect of the foreign currency translation is disclosed as a component of shareholders' equity in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation."

   Loss Per Common Share

   Loss per common share is computed using the weighted average number of common and, when dilutive, common equivalent shares outstanding during the period. For the year ended March 31, 1993, the net loss in the computation is increased by approximately $3,163,000 in accumulated but undeclared preferred stock dividends. For the year ended March 31, 1994, the net loss in the computation is increased by approximately $3,296,000 in accumulated but undeclared preferred stock dividends. As described in
   Note 2 - Common Stock Private Placement and Recapitalization, all outstanding shares of preferred stock were converted or redeemed in January 1994. Prior to such conversion, accumulated unpaid dividends on preferred stock were included in computation of net loss available to common shareholders. If the preferred stock had been converted or redeemed on April 1, 1993, net loss per common share for the fiscal year ended March 31, 1994 would have been $0.37 per share.

   Reverse Stock Splits

   The accompanying financial statements reflect the Company's 1-for-10 and 1-for-3 reverse stock splits effective August 3, 1992 and October 20, 1993, respectively. Accordingly, previously reported loss per share and common share amounts have been retroactively restated.

   Reclassifications

   Certain amounts in the Consolidated Financial Statements have been reclassified to conform with the current year's presentation. These reclassifications had no impact upon previously reported working capital or net loss.

2.        COMMON STOCK PRIVATE PLACEMENT AND RECAPITALIZATION

   Common Stock Private Placement

   On January 31, 1994, the Company completed a private placement (the "Common Stock Private Placement") of 5,003,006 shares of the Company's common stock, $.000001 par value per share ("Common Stock"), at a price of $8.50 per share. As a result of the Common Stock Private Placement, the Company received net proceeds of approximately $39.5 million.

   In connection with the Common Stock Private Placement, the Company granted certain registration rights to the purchasers (the "Common Stock Purchasers") of the Common Stock offered in the Common Stock Private Placement.

   Recapitalization

   Concurrently with the closing of the Common Stock Private Placement, the Company effected a recapitalization (the "Recapitalization"), resulting in the exchange of substantially all of its outstanding preferred stock for Common Stock and the acquisition by the Company of 2,000 shares of the outstanding Series AA Non-redeemable Cumulative Preferred Stock ("Series AA Stock") for approximately $2.2 million in cash.

   On January 14, 1994, the Company entered into a Share Exchange and Recapitalization Agreement (the "Recapitalization Agreement") with the holder of its Series A Redeemable Cumulative Preferred Stock ("Series A Stock") and the holders of the Series AA Stock. Pursuant to the terms of the Recapitalization Agreement, on January 31, 1994: (1) 700,000 common stock warrants with an exercise price of $.60 per share were exercised, using 33,838 shares ($420,000 liquidation value) of the Series A Stock to pay the exercise price thereof; (2) 400,000 common stock warrants with an exercise price of $.30 per share were exercised, using 111 shares ($120,000 liquidation value) of the Series AA Stock to pay the exercise price thereof; (3) the remaining Series A Stock, with a liquidation preference of approximately $30.9 million, including accrued and unpaid dividends through January 28, 1994 (after exercise of 700,000 common stock warrants), was exchanged for 3,630,368 shares of Common Stock; (4) Series AA Stock with a liquidation preference of approximately $3.1 million, including accrued and unpaid dividends through January 28, 1994 (after exercise of 400,000 common stock warrants), was exchanged for 365,792 shares of Common Stock; and (5) the Company purchased the remaining 2,000 shares of Series AA Stock for an aggregate purchase price of $2,152,822, which was equal to the aggregate liquidation preference of such Series AA Stock, including accrued and unpaid dividends through January 28, 1994.

   In connection with the Recapitalization, the Company granted certain registration rights to the holder of the Series A Stock and the holders of the Series AA Stock who exchanged their Series AA Stock for Common Stock, the terms of which were substantially similar to the registration rights granted by the Company to the Common Stock Purchasers in the Common Stock Private Placement.

   As a result of this Recapitalization, in which the Company issued 5,096,160 shares of Common Stock, the Company has no issued and outstanding preferred stock or any other securities senior in right or preference to the Common Stock. In addition, other than common stock options and warrants granted to officers, directors and employees, the total number of shares of Common Stock issuable upon exercise of outstanding warrants was reduced to 266,667. All of such Common Stock warrants were exercised in January 1995.

3. PREFERRED PRIVATE PLACEMENT
   As of March 31, 1993, the Company consummated a private placement ("the Preferred Private Placement") of 5,000 shares of newly created Series AA Stock and warrants (the "Private Placement Warrants") to purchase 666,667 shares of the Company's Common Stock. The Company received $5.0 million of gross proceeds from the transaction. As of March 31, 1993, the $5.0 million gross proceeds were recorded as offering proceeds receivable and were subsequently received in April 1993.

   The Series AA Stock ranked senior to all other equity securities of the Company, was not redeemable and was entitled to a liquidation preference of $1,000 per share, plus accumulated unpaid dividends. Dividends accrued quarterly at a compounded rate of 9% per annum and were payable quarterly, as and when declared by the Board of Directors, after March 31, 1993. The Private Placement Warrants were exercisable until June 30, 1998, at an exercise price of $.30 per share, subject to customary anti-dilution adjustments. As a result of the Common Stock Private Placement and Recapitalization (See Note 2), the Series AA Stock is no longer outstanding and Private Placement Warrants to purchase only 266,667 shares of Common Stock remained outstanding until they were exercised in full in January 1995.

4.        MERGERS WITH DISC COMPANY, INC. AND INTERNATIONAL CONSUMER
   TECHNOLOGIES

   Effective April 1, 1992, Disc Company, Inc. ("TDC"), a Delaware corporation and a wholly-owned subsidiary of International Consumer Technologies ("ICT"), was merged with and into the Company, with the Company as the surviving corporation (the "Merger"), pursuant to the terms of an Agreement and Plan of Reorganization, dated March 30, 1992, among the Company, TDC and ICT (the "Merger Agreement").

   TDC was a Los Angeles based company engaged in marketing, distributing, localizing and publishing computer software products. TDC had operations in Europe as well as an office in Australia prior to the Merger. TDC's European subsidiaries managed the operations of the Company's European subsidiaries under various management services arrangements. TDC's primary focus was on "bundling" software for major hardware manufacturers, and it was also engaged to a limited extent in the software publishing business. The Company and TDC had shared many facilities and personnel and used similar channels of distribution in various markets around the world.

   Pursuant to the terms of the Merger Agreement, in exchange for all shares of the outstanding capital stock of TDC, the Company issued to ICT, as the sole shareholder of TDC: (1) warrants (the "Merger Warrants") to purchase 700,000 shares of Company Common Stock, (2) 2,520,000 shares of newly created Series A Stock and (3) 1,855,700 shares of newly created Series B Convertible Preferred Stock (the "Series B Stock"). The Merger Warrants had a term of five years and were exercisable after October 1, 1992, at an exercise price equal to $.60 per share. The Series A Stock had a liquidation preference of $10.00 per share, was entitled to cumulative, compounding dividends at the rate of 12% per annum for the first two years it was outstanding and 14% per annum thereafter, and was required to be redeemed after five years. On October 14, 1992, ICT converted all of the 1,855,700 issued and outstanding shares of the Series B Stock, receiving 618,576 shares of Common Stock. As a result of the Company's Common Stock Private Placement and Recapitalization (See Note 2), the Series A Stock and Merger Warrants are no longer outstanding.

   The Company's merger with TDC was accounted for by the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, which was not materially different from their carrying values as of the effective date. The purchase price of $25,468,000 exceeded the fair value of net assets acquired of $1,051,000 resulting in an intangible asset of approximately $24,417,000. This intangible asset is being amortized on a straight-line basis over a 20 year period. Amortization for each of the years ended March 31, 1995, 1994 and 1993 was approximately $1,221,000. The Company systematically evaluates current and expected cash flow for the purpose of assessing the recoverability of recorded goodwill. Some of the factors considered in this evaluation include operating results, business plans, budgets and economic projections. Should such factors indicate that recoverability might be impaired, the Company would appropriately adjust the recorded amount of the intangible asset and or the period over which the recorded intangible asset is amortized.

   As a result of the Merger with TDC, the Company assumed TDC's non-interest bearing intercompany obligation to ICT. The balance due ICT as of March 31, 1993 was approximately $454,000. On April 1, 1993, the Company executed a promissory note in favor of ICT for the portion of the balance of the obligation, the principal balance of which bore interest at 7% per annum. During fiscal 1994, the Company repaid ICT the balance due in full plus interest in the amount of $5,000.

   Effective January 1, 1995, ICT was merged with and into a wholly owned
   subsidiary of the Company, with ICT as the surviving corporation.   ICT's
   sole asset at the time of the merger was 5,429,600 shares of the Company's Common Stock. As a result of the merger, the shares of the Company's Common Stock previously held by ICT were distributed to the shareholders of ICT in exchange for their shares of ICT common stock. No other assets or liabilities were acquired or assumed by the Company as a result of the merger.

5. ACCOUNTS RECEIVABLE

   Accounts receivable, net of reserves were as follows (amounts in thousands):

    March 31, 1995                      March 31, 1994

    Accounts receivable                  $   10,035            $5,191
    Less:
      Allowance for doubtful accounts         (528)             (625)
      Allowance for sales returns and
          price protection                  (3,941)           (2,641)
    -------                                        -------
    Accounts receivable, net                $ 5,566            $1,925
    ======                                         ======

   Bad debt expense for the years ended March 31, 1995, 1994 and 1993 was
   approximately $191,000, $430,000 and $349,000 respectively.   The
   provision for sales returns and price protection for the years ended March 31, 1995, 1994 and 1993 was approximately $3,604,000, $2,256,000 and
   $1,649,000 respectively.

6. INVENTORIES

   Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at March 31, 1995 and 1994 reflect an adjustment to net realizable value of approximately $357,000 and $493,000, respectively. The provisions for net realizable value for the years ended March 31, 1995, 1994 and 1993 were approximately $134,000, $337,000 and $515,000, respectively. Inventories were as follows, net of reserves (amounts in thousands):

    March 31, 1995                       March 31, 1994

    Purchased parts and components          $   203           $   125
    Finished goods                            1,769             2,398
    -------                                        -------
    $ 1,972                                        $ 2,523
    ======                                         ======

   Included in finished goods at March 31, 1995 and 1994 are expected inventory returns at a net realizable value of $311,000 and $499,000.

7. PROPERTY AND EQUIPMENT

   Equipment, furniture and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives ranging from three to five years. Property and equipment, stated at cost, were as follows (amounts in thousands):

    March 31, 1995                      March 31, 1994

    Computer equipment                      $ 2,079          $    949
    Office furniture and
       other equipment                          807               679
    Leasehold improvements                       99                86
    ----------                                     ----------
      2,985                                        1,714
    Less accumulated depreciation
       and amortization                     (1,342)             (669)
    ----------                                     ----------
    $  1,643                                       $ 1,045
      ======                                       ======

   Depreciation expense for the years ended March 31, 1995, 1994 and 1993 was $658,000, $382,000 and $450,000 respectively.

8. ACCRUED EXPENSES

   Accrued expenses were as follows (amounts in thousands):

    March 31, 1995                       March 31, 1994

    Accrued royalties                      $    757          $    837
    Accrued production costs                    170                 5
    Accrued co-op and marketing costs           959               241
    Accrued sales commissions                   211               158
    Accrued professional fees                   246               194
    Accrued expenses related to
       foreign dissolution                      557               627
    Accrued other                               253               180
    ----------                                     ----------
    $ 3,153                                        $ 2,242
    ======                                         ======

9. PAYABLE TO BANK

   In September 1993 the Company obtained from a bank a $6.5 million revolving credit and letter of credit facility (the "Facility"). The Facility provides the Company the ability to borrow funds and issue letters of credit against eligible domestic accounts receivable and inventory up to $6.5 million. The Facility is due on demand and repayment may be required at the discretion of the Bank. The Company is required to issue letters of credit to vendors for the purchase of video game cartridges. Letters of credit outstanding as of March 31, 1995 totaled $59,000 under the Facility, and the Company had no borrowings outstanding against the Facility as of March 31, 1995. The borrowing rate of the Facility is the bank's prime rate of interest (9% at March 31, 1995) plus 1%, and the Facility expired on May 1, 1995. The Facility contained various covenants, the most restrictive of which are maintenance of certain debt and quick ratios, tangible net worth, working capital, and profitability amounts, as defined. The Company had complied with all of these covenants.

10.FOREIGN OPERATIONS

   The following table summarizes the geographic operations, exclusive of discontinued operations, of the Company (amounts in thousands):
                                                          Year ended March 31,
                                                              1995               1994              1993
   Net revenues:
        North America                                      $   29,492           $ 20,176      $   7,431
        Europe                                                  7,574              4,183         11,707
        Japan                                                   2,194              1,362            673
        Australia (including New Zealand)                       1,409                883          1,258
                                                            ---------          ---------      ---------
             Total net revenues                             $  40,669          $  26,604      $  21,069
                                                             ========           ========       ========
   Operating income (loss):
        North America                                     $   (5,114)        $   (2,849)   $      (147)
        Europe                                                     77              (197)        (1,000)
        Japan                                                   1,655                707            452
        Australia (including New Zealand)                         425                308            487
                                                            ---------          ---------      ---------
             Total operating loss                          $  (2,957)         $  (2,031)      $   (208)
                                                             ========           ========       ========

                                                 At March 31,     At March 31,
                                                    1995              1994
   Assets:
     United States                                $  68,226        $  67,402
     Foreign                                       657                 1,275
                                                  ---------        ---------
   Total assets                                   $  68,883        $  68,677
                                                   ========         ========

   Operating income (loss) by geographic territory is reflected without any allocation for product development and general and administrative expenses to the geographic territories other than North America. These expenses are incurred entirely in North America.

11.DISCONTINUED OPERATIONS

   On November 1, 1992, certain of the Company's European subsidiaries adopted plans to reduce the scope of operations for the Foreign Language Computer Software Publishing business ("FLCSP"). During the fourth quarter of the Company's fiscal year ending March 31, 1993, these plans were expanded to encompass a formal plan to terminate and dissolve FLCSP. As of March 31, 1995 the dissolution process was substantially complete, and no further losses or costs were incurred during the 1995 or 1994 fiscal year related to FLCSP. The plan, in general, provided for the liquidation of all accounts receivable, inventory and equipment and the orderly payment and settlement of the outstanding liabilities. The operations of the FLCSP business were conducted in a European subsidiary which, as of March 31, 1995, was in formal liquidation in connection with the termination of this business. The liabilities exceeded assets of this subsidiary, and, accordingly, the assets of this subsidiary are not sufficient to satisfy all claims in full. The allocation of assets to satisfy such claims will be handled in accordance with local statutory requirements.

   Operating results of the FLCSP business for the period from April 1 to November 1, 1992 are shown separately in the accompanying Consolidated Statement of Operations. Net sales of the FLCSP business for the phase-out period were $673,000 and were not included in net sales from continuing operations.

   The loss on the dissolution of the FLCSP business was approximately $823,000, including estimated operating losses during the phase-out period
   of $186,000.   There were no income tax benefits realized by discontinuing operations.

   The net dissolution deficit of the FLCSP business of $557,000 consisted of $557,000 of liabilities, which are included in the accrued expenses balance of the accompanying consolidated balance sheet as of March 31, 1995. These liabilities are reflected at their face amounts.

12.MAJOR CUSTOMERS

   During the years ended March 31, 1995, 1994, and 1993, Toys "R" Us, Inc. ("Toys"), a single customer, accounted for approximately 7%, 8% and 3%, respectively, of net revenues. Sony Electronic Publishing, Ltd. accounted for approximately 15% of net revenues during the year ended March 31, 1995 pursuant to an exclusive video game distribution agreement covering Europe. In addition, Walmart Stores, Inc. ("Walmart") accounted for approximately 9% of net revenues during the year ended March 31, 1995. During the years ended March 31, 1995, 1994 and 1993, IBM, a customer of the Company's merchandising division, accounted for approximately 0%, 14% and 2%, respectively, of net revenues. During the year ended March 31, 1993, Erbe, a European video game distributor, and Baker & Taylor Software, a domestic software distributor, accounted for approximately 10% and 6%, respectively, of net revenues. The loss of Toys or Walmart as customers might have a material adverse impact on the Company's business and results of operations.

13.INCOME TAXES

   Domestic and foreign income (loss) before taxes and details of the income tax provision (benefit) are as follows (amounts in thousands):
                                                          Year ended March 31,
                                          1995               1994                 1993
     Income (loss) from continuing
       operations before taxes:
            Domestic                                        $  (3,096)         $  (1,407)     $      228
            Foreign                                              1,731              (446)          (445)
                                                             ---------          ---------      ---------
                                                            $  (1,365)         $  (1,853)      $   (217)
                                                             =========          =========      =========
     Income tax provision:
        Current:
            Federal                                         $        -          $       -       $      -
            State                                                    -                  -              -
            Foreign                                                155                134             62
                                                             ---------          ---------      ---------
                                                             $     155     $     134            $     62
                                                             =========          =========      =========

          The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:


                       Year ended March 31,
          1995                           1994                 1993
     Federal income tax provision at statutory rate            (34.0%)            (34.0%)        (34.0%)
     Benefit of net operating loss carryforward                      -            (18.8%)              -
     Nondeductible (deductible) amortization                    (8.6%)              23.5%         201.3%
     Future deductible reserves                                  39.3%              27.4%          79.3%
     Effect of federal losses providing no tax benefit               -                  -       (132.1%)
     Incremental effect of foreign and state taxes net of
            federal income tax benefit                           22.2%               2.4%           9.8%
     Effect of foreign losses providing no tax benefit               -                  -          59.9%
     Other                                                      (7.4%)               6.7%       (155.6%)
                                                             ---------          ---------      ---------
                                                                 11.5%               7.2%          28.6%
                                                             =========          =========      =========
   The components of the net deferred tax asset and liability were as follows
   (amounts in thousands):
     March 31, 1995                               March 31, 1994
     Deferred Asset:
          Allowance for bad debts                  $      186                  $         90
          Allowance  for sales returns                  1,308                           705
          Inventory reserves                              120                            72
          Miscellaneous                                     7                            99
          Net operating loss carryforwards             14,834                        13,313
            ---------                               ---------
            Deferred tax asset                         16,455                        14,279
            Valuation allowance                      (16,305)                      (14,279)
            ---------                               ---------
            Net deferred asset                            150                             -
            ---------                               ---------
     Deferred liability:
          Amortization                                  (150)                             -
            ---------                               ---------
          Net deferred taxes                        $       -                     $       -
          =========                                 =========

   The deferred tax assets at March 31, 1995 are primarily current, with the exception of the net operating loss carryforwards. The valuation allowance is based on the uncertainty of utilizing the net operating loss carryforwards.

   The Company's immediately available net operating loss carryforward for
   federal tax reporting purposes approximates $41.5 million.   The net
   operating loss carryforwards expire from 1999 to 2009. At March 31, 1995, the Company had a net operating loss carryforward for California tax reporting purposes of approximately $16.8 million. The California net operating loss carryforwards expire from 1998 to 2003.

14.COMMITMENTS AND CONTINGENCIES

   The Company has four non-cancelable operating leases for office space in Los Angeles, Tokyo, London and Sydney. The Company's total obligations at March 31, 1995 under such operating leases are approximately $753,000 for fiscal 1996, $410,000 for fiscal 1997 and $410,000 for fiscal 1998; the Company has no obligations under operating leases extending beyond fiscal 1998.

   Rent expense for the years ended March 31, 1995, 1994 and 1993 was approximately $811,000, $497,000 and $675,000, respectively.

   The Company has entered into employment contracts with various product development personnel which have obligated the Company to make total minimum payments of $1,873,000 and $1,567,000 during the years ending March 31, 1996 and 1997, respectively.

15.STOCK PLANS

   The Company established a stock option, stock bonus, restricted stock and equity based compensation plan (the "Stock Option Plan") for the benefit of officers, employees, consultants and others following the effectiveness of the Reorganization Plan. The Stock Option Plan permits the granting during a period of ten years from the effective date of the Stock Option Plan of (1) non-qualified stock options, (2) incentive stock options ("ISOs"), (3) stock appreciation rights ("SARs"), (4) restricted stock awards, (5) deferred stock awards and (6) other Common Stock-based awards (each of the foregoing being a "Stock Award" and collectively, the "Stock Awards").

   The total number of shares of Common Stock available for distribution under the Stock Option Plan is 2,066,667. The plan requires available shares to consist in whole or in part of authorized and unissued shares or
   treasury shares.   Shares involved in the unexercised portion of any
   lapsed or cancelled options or forfeited restricted stock, deferred stock or other stock-based awards shall again be available for Stock Awards and distribution.

   The stock option exercise price is determined at the discretion of the Board of Directors, and for ISO's, is not to be less than the fair market value at the date of grant, or in the case of non-qualified options must exceed or be equal to 85% of fair market value at date of grant. Options typically become exercisable in equal installments over a period not to exceed five years, must be exercised within 10 years of date of grant and remain exercisable for 30 days after an individual ceases to be an employee of the Company. Options issued to employees possessing more than 10% of voting control have an exercise price at least equal to 110% of the fair market value at the date of grant and must be exercised within five years of date of grant.

   Plan activity was as follows:
                                              Number of   Option Price
                                                Shares     Per Share

       Options outstanding March 31, 1992     140,166    $.75-$1.50
         Granted                              189,166   $1.50-$3.00
         Exercised                                  -             -
         Cancelled                            (9,856)    $.75-$3.00
                                          -----------   -----------
       Options outstanding March 31, 1993     319,476    $.75-$3.00
         Granted                               89,134  $3.00-$10.50
         Exercised                            (3,032)         $1.50
         Cancelled                            (7,635)   $1.50-$3.00
                                          -----------   -----------
       Options outstanding March 31, 1994     397,943   $.75-$10.50
         Granted                            1,072,998   $3.25-$9.00
         Exercised                           (59,230)    $.75-$5.25
         Cancelled                          (221,578)   $.75-$10.50
                                          -----------   -----------
      Options outstanding March 31, 1995    1,190,133   $.75-$10.50
                                            =========   ===========

   As of March 31, 1995, 176,177 options were vested and exercisable with an exercise price range of $.75-$10.50. There were 610,048 remaining shares available for grant under the Stock Option Plan as of March 31, 1995.

   Restricted Stock

   Shares of restricted stock may be issued either alone or in addition to other Stock Awards granted under the Stock Option Plan. The Board of Directors determines the time or times within which the restricted Stock Awards may be subject to forfeiture and all other conditions of the restricted Stock Awards. The provisions of the restricted Stock Awards need not be the same with respect to each recipient.

   As of March 31, 1995, the Company had granted 137,500 shares of restricted stock to employees. Such shares of restricted stock were granted as follows: 136,500 shares during fiscal year 1992, which were 100% vested as of March 31, 1995, and 1,000 shares during fiscal year 1995, which were 100% vested as of March 31, 1995.

   Stock Appreciation Rights/Deferred Stock Awards/Other Stock-Based Awards

   The Board of Directors is also authorized under the Stock Option Plan to award a variety of additional stock related rights, including SARs, deferred stock awards and other stock based awards. As of March 31, 1995 there were no SARs, deferred stock or other stock-based awards granted under the Stock Option Plan.

   Director Warrant Plan

   The Director Warrant Plan provides for the automatic granting of warrants ("Director Warrants") to purchase 16,667 shares of the Common Stock to each director of the Company who is not an officer or employee of the Company or any of its subsidiaries. Each then current non-employee director was automatically granted Director Warrants to purchase 16,667 shares of the Common Stock on January 8, 1992, the effective date of the Director Warrant Plan, and each new director will receive a similar grant upon election to office. The total number of shares of Common Stock available for distribution under the Director Warrant Plan is 100,000. Available shares shall consist in whole or in part of authorized and unissued shares or treasury shares. The Company currently intends to fund the Director Warrants to be granted under the Director Warrant Plan with authorized and unissued shares. Shares involved in the unexercised portion of any cancelled Director Warrants shall again be available for Director Warrants to be granted under the Director Warrant Plan. Director Warrants granted under the Director Warrant Plan vest 25% on the first anniversary of the date of grant, 12.5% each six months thereafter, and the balance on the fifth anniversary of the date of grant. The Director Warrant Plan expires in 1996.

   During the year ended March 31, 1995, 8,333 Director Warrants were exercised at an exercise price of $1.50, 8,334 Director Warrants were cancelled and no Director Warrants were granted. As of March 31, 1995, 50,001 Director Warrants with an exercise price of $.75 were outstanding, with 37,501 Director Warrants fully vested as of that date.

16.RETIREMENT PLAN

   The Company has a retirement plan covering substantially all of its eligible employees. The retirement plan is qualified in accordance with
   Section 401(k) of the Internal Revenue Code. The Company's contribution to the retirement plan is determined by the Board of Directors. There were no contributions in each of the three years ended March 31, 1995.

17.   RELATED PARTY TRANSACTIONS

   Promissory Notes Receivable

   As of March 31, 1995, other current assets includes promissory notes receivable from Messrs. Robert A. Kotick, Howard Marks, Keith C. Moore, Brian G. Kelly and Barry J. Plaga, who are both officers and shareholders of the Company; in addition, Messrs. Kotick, Marks and Moore are directors of the Company. Each of the promissory notes are dated December 28, 1994, have a maturity date of April 28, 1995 and bear interest at 8.5% per annum and have principal amounts of $44,000, $44,000, $41,000, $22,000 and
   $3,000, respectively. Such notes receivable represent loans made by the Company to fund the individuals' state and local tax liabilities incurred as a result of certain transactions that occurred prior to the merger with ICT described in Note 4.




                                                                     SCHEDULE II

                        ACTIVISION, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in thousands)

              Col. A                                 Col. B          Col. C           Col. D           Col. E
                                                   Balance at                                        Balance at
                                                   Beginning                         Deductions        End of
           Description                             of Period        Additions        (Describe)        Period

Year ended March 31, 1993 (C):
        Allowance for doubtful accounts            $     40      $     349       $       31  (A)      $    358

        Allowance for sales returns and
            price protection                       $    280      $   1,649       $      516  (A)      $  1,413

        Inventory valuation                        $     56      $     515       $      415  (B)      $    156

        Deferred tax valuation allowance           $      -      $  13,990       $        -           $ 13,990

Year ended March 31, 1994:
        Allowance for doubtful accounts            $    358      $     430       $      163  (A)      $    625

        Allowance for sales returns and
            price protection                       $  1,413       $  2,256       $    1,028  (A)      $  2,641

        Inventory valuation                        $    156      $    337                 -  (B)      $    493

        Deferred tax valuation allowance           $ 13,990      $     289       $        -           $ 14,279

Year ended March 31, 1995:
        Allowance for doubtful accounts            $    625      $     191       $      288  (A)      $    528

        Allowance for sales returns and
            price protection                       $  2,641       $  3,604       $    2,304  (A)      $  3,941

        Inventory valuation                        $    493      $    134        $      270  (B)      $    357

        Deferred tax valuation allowance           $ 14,279      $   2,026       $        -           $ 16,305



(A)Actual write-offs of uncollectible accounts receivable or sales returns and price protection.
(B)Actual write-offs of obsolete inventory, scrap and reduction in carrying value of certain portions of inventory.
(C)The balances as of March 31, 1993 for allowance for doubtful accounts and allowance for sales returns include $671 and $228, respectively, related to discontinued operations.

                                  EXHIBIT INDEX

       Exhibit
        Number                Exhibit Description            Page

                                                        2.1Plan of
                 Reorganization of the Company, as confirmed by the United States Bankruptcy Court for the Northern District of California on November 25, 1991 (incorporated by reference to Exhibit 28.2 of the Company's Current Report on Form 8-K dated October 4, 1991).

                                                        2.2Plan and
                 Agreement of Merger, dated March 30, 1992, among the Company, Disc Company, Inc. and International Consumer Technologies Corporation (incorporated by reference to Exhibit 28.1 of the Company's Current Report on Form 8-K dated March 31, 1992).

                                                        2.3Agreement and
                 Plan of Merger between Activision, Inc., a California corporation, and Activision, Inc., a Delaware corporation, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit
                 4.7 of Amendment No. 1 to the Company's Form S-8, Registration No. 33-48411 filed on June 1, 1993).

                                                        2.4Plan and
                 Agreement of Merger, dated October 28, 1994, among the Company, ACTV Acquisition, Inc. and International Consumer Technologies Corporation (incorporated by reference to Exhibit 2.4 of the Company's Quarterly Report on Form 10-Q for the period ended December 31,
                 1994).

                                                        3.1Amended and
                 Restated Articles of Incorporation of Activision, Inc., dated October 15, 1992 (incorporated by reference to Exhibit 4.5 of Amendment No. 1 to the Company's Form S-8, Registration No. 33-48411 filed on June 1, 1993).

                                                        3.2Bylaws of
                 Activision, Inc. (incorporated by reference to Exhibit
                 4.6 of Amendment No. 1 to the Company's Form S-8, Registration No. 33-48411 filed on June 1, 1993).

                                                        4.1Certificate of
                 Designations, Preferences and Rights of Series AA Preferred Stock, $.000001 par value, of Activision, Inc., as filed with the Delaware Secretary of State on March 29, 1993 (incorporated by reference to Exhibit 28.2 of the Company's Current Report on Form 8-K dated April 19,
                 1993).

                                                       10.1Warrant
                 Certificate for the purchase of 21,000,000 shares of Common Stock, issued to International Consumer
                 Technologies Corporation pursuant to the merger transaction (incorporated by reference to Exhibit 28.4 of the Company's Current Report on Form 8-K dated March 31,
                 1992).

                                                       10.2Purchase
                 Agreement, dated as of March 29, 1993, between Activision, Inc. and the Purchasers listed therein (incorporated by reference to Exhibit 28.1 of the Company's Current Report on Form 8-K dated April 19,
                 1993).

                                                       10.3Form of Private
                 Placement Warrant Certificate (incorporated by reference to Exhibit 28.3 of the Company's Current Report on Form 8-K dated April 19, 1993).

                                                       10.4Agreement,
                 dated as of March 31, 1993, among International Consumer Technologies Corporation, Activision, Inc. and the Purchasers listed therein (incorporated by reference to Exhibit 28.4 of the Company's Current Report on Form 8-K dated April 19, 1993).



       Exhibit
        Number                Exhibit Description            Page


                                                       10.5Agreement,
                 dated as of March 31, 1993, among the stockholders listed therein and Activision, Inc. (incorporated by reference to Exhibit 28.5 of the Company's Current Report on Form 8-K dated April 19, 1993).

                                                       10.6Letter
                 Agreement, dated April 14, 1993 among Activision, Inc. and the Purchasers listed therein (incorporated by reference to Exhibit 28.6 of the Company's Current Report on Form 8-K dated April 19, 1993).

                                                       10.7Mediagenic 1991
                 Stock Option and Stock Award Plan, as amended
                 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8,
                 Registration No. 33-91074, filed on April 8, 1995).

                                                       10.8Mediagenic 1991
                 Director Warrant Plan as amended (incorporated by reference to Exhibit 28.2 to the Company's Registration Statement on Form S-8, Registration No. 33-63638, filed on June 1, 1993).

                      10.9 Purchase Agreement, dated as of January 24,
                 1994, among the Company and each purchaser who is a signatory thereto (incorporated by reference to Exhibit
                 28.1 of the Company's Form 8-K filed February 9, 1994).

                      10.10 Registration Rights Agreement, dated as of January 31, 1994, among the Company and each purchaser who is a signatory thereto (incorporated by reference to Exhibit 28.2 of the Company's Form 8-K filed February 9,
                 1994).

                      10.11 Share Exchange and Recapitalization Agreement, dated as of January 14, 1994, among the Company, International Consumer Technologies Corporation, Steven Wynn, J.F. Shea Co., Inc. as Nominee 1993-6 and ESL Partners, L.P. (incorporated by reference to Exhibit 28.3 of the Company's Form 8-K filed February 9, 1994).

                      10.12 Registration Rights Agreement, dated as of January 31, 1994, among the Company, International Consumer Technologies Corporation, Steven Wynn, J.F. Shea Co., Inc. as Nominee 1993-6 and ESL Partners, L.P. (incorporated by reference to Exhibit 28.4 of the Company's Form 8-K filed February 9, 1994).

                                                           10.13
                 Revolving Credit Loan Agreement, dated as of September 3, 1993, among the Company and Comerica Bank-California (incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended March 31, 1994).

                                                           10.14  Lease
                 Agreement, as amended, dated as of November 29, 1993, among the Company and 11601 Wilshire Associates (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended March 31, 1994).

                                                         11Statement
                 regarding computation of per share earnings      ___

                                                         21Principal
                 Subsidiaries of the Company                 ___

                                                         23Consent of
                 Independent Accountants                     ___



                                                                    EXHIBIT 11

                           ACTIVISION AND SUBSIDIARIES

                   COMPUTATION OF NET INCOME (LOSS) PER SHARE
               (Dollar amounts in thousands except per share data)
                                                         Year ended            Year ended            Year ended
                                                      March 31, 1995       March 31, 1994         March 31, 1993
Weighted average shares outstanding for the period            13,944                5,432                3,412

Net effect of stock options based on the treasury
    stock method                                                   -                    -                    -

Net effect of common stock warrants                                -                    -                    -
                                                           ---------            ---------            ---------
Average common and common
 equivalent shares outstanding                                13,944                5,432                3,412
                                                           =========            =========            =========


Net income (loss) - continuing operations                 $  (1,520)           $  (1,987)            $   (279)
Loss - discontinued operations                                     -                    -                (277)

Loss- dissolution of discontinued operations                       -                    -                (823)
                                                           ---------            ---------            ---------
Net income (loss)                                            (1,520)              (1,987)              (1,379)

Less accumulated preferred stock dividends                         -              (3,296)              (3,163)
                                                           ---------            ---------            ---------
Net income (loss) available for common stock               $ (1,520)            $ (5,283)            $ (4,542)
                                                           =========            =========            =========
Primary:
Net income (loss) per common
    share - continuing operations                         $   (0.11)           $   (0.97)           $   (1.01)
Loss per common share - discontinued operations                    -                    -               (0.08)

Loss per common share - dissolution
    of discontinued operations                                     -                    -               (0.24)
                                                           ---------            ---------            ---------
Net income (loss) per common share                         $  (0.11)           $   (0.97)           $   (1.33)
                                                           =========            =========            =========
Fully diluted:
Net income (loss) per common
    share - continuing operations                         $   (0.11)           $   (0.97)           $   (1.01)

Loss per common share - discontinued operations                    -                    -               (0.08)

Loss per common share - dissolution
    of discontinued operations                                     -                    -               (0.24)
                                                           ---------            ---------            ---------
Net income (loss) per common share                        $   (0.11)           $   (0.97)           $   (1.33)
                                                           =========            =========            =========









                                                                      EXHIBIT 21


                    PRINCIPAL SUBSIDIARIES OF THE REGISTRANT


                               State or Other Jurisdiction
                                   of Incorporation or
           Name of subsidiary         Organization
- -------------------------------      ---------------

Activision Japan Co., Ltd.              Japan

Activision (U.K.) Ltd.                  United Kingdom

Activision Europe SARL                  France

Activision Australia Pty Ltd.           Australia

TDC Group, Inc.                         Delaware

Activision Productions, Inc.            Delaware



                                                                 EXHIBIT 23



                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the registration statement of Activision, Inc. on Forms S-8 (File Nos. 33-48411, 33-63638 and 33-91074) and Forms S-3 (File Nos. 33-68144 and 33-75878) of
     our report dated May 24, 1995, on our audits of the consolidated financial statements and financial statement schedules of Activision, Inc. and Subsidiaries as of March 31, 1995 and 1994 and for the years ended March 31, 1995, 1994 and 1993, which report is included in this Annual Report on Form 10-K. We also consent to the reference to our firm under the caption "Selected Consolidated Financial Data."


     COOPERS & LYBRAND

     Los Angeles, California
     June 28, 1995