Form 10-Q
period 1995-06-30
ACTIVISION INC /NY
filed 1995-08-15
CIK 718877

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       O R

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission File Number 0-12699


                                ACTIVISION, INC.
             (Exact name of registrant as specified in its charter)


                                                                 DELAWARE  94-
2606438
     (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


            11601 WILSHIRE BLVD., LOS ANGELES, CA     90025
   (Address of principal executive offices)       (Zip Code)


                                 (310) 473-9200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [  X  ]  No [     ]


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court:  Yes [  X  ]  No [     ]

The number of shares of the registrant's Common Stock outstanding as of August 14, 1995 was 14,183,594.



                                ACTIVISION, INC.

                                      INDEX


                                                  Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets
              as of June 30, 1995  (unaudited)
                                    and March 31, 1995   3

        Condensed Consolidated Statements of
                          Operations for the quarters
              ended June 30, 1995 and 1994 (unaudited)   4

        Condensed Consolidated Statements of
                     Cash Flows for the quarters ended
                    June 30, 1995 and 1994 (unaudited)   5

        Notes to Condensed Consolidated Financial
                     Statements for the quarter ended
                             June 30, 1995 (unaudited)   6-7


Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                                         of Operations   8-11



PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                12


SIGNATURES                                               13


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        ACTIVISION, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                        (in thousands except share data)



                                                                         June 30,                  March 31,
                                                                     1995                             1995
                                                                       ------------              -------------
 ASSETS
     Current assets:
        Cash and cash equivalents                                      $    33,633               $      37,355
        Accounts receivable, net                                             2,761                       5,566
        Inventories, net                                                     2,756                       1,972
        Prepaid software and license royalties                               2,798                       1,082
        Other assets                                                           535                         342
                                                                       -----------                ------------
            Total current assets                                            42,483                      46,317

        Property and equipment, net                                          2,020                       1,643
        Other assets                                                            63                          60
        Excess purchase price over
           identifiable assets acquired, net                                20,542                      20,863
                                                                       -----------                 -----------
            Total assets                                               $    65,108                 $    68,883
                                                                        ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
        Accounts payable                                               $     3,367                  $    2,516
        Accrued expenses                                                     2,442                       3,153
        Deferred revenue                                                     1,631                           -
                                                                       -----------                  ----------
            Total current liabilities                                        7,440                       5,669

        Other liabilities                                                      505                         510
                                                                       -----------                  ----------
            Total liabilities                                                7,945                       6,179
                                                                       -----------                  ----------

    Commitments and contingencies

    Shareholders' equity:
        Common stock, $.000001 par value, 100,000,000 shares
            authorized, 14,183,594 shares issued
            and outstanding as of June 30, 1995 and
            March 31, 1995, respectively                                         -                           -
        Additional paid-in capital                                          67,669                      67,667
        Accumulated deficit                                               (10,350)                     (4,822)
        Cumulative foreign currency translation                              (156)                       (141)
                                                                        ----------                  ----------
            Total shareholders' equity                                      57,163                      62,704
                                                                        ----------                  ----------
        Total liabilities and shareholders' equity                      $   65,108                 $    68,883
                                                                        ==========                  ==========


   The accompanying notes are an integral part of these condensed consolidated financial statements.


                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                         For the quarters ended June 30,

                    (in thousands except loss per share data)

                                   (Unaudited)



                                                     1995               1994

Net revenues                                     $   3,319           $   3,249

Cost of goods sold                                   1,554               1,809
                                                -----------         ----------
   Gross profit                                      1,765               1,440
                                                -----------         ----------
Operating expenses:
   Product development                               4,579               1,315
   Sales and marketing                               1,893               1,268
   General and administrative                          986                 747
   Amortization of intangible assets                   321                 321
                                                -----------         ----------
      Total operating expenses                       7,779               3,651
                                                -----------         ----------

Operating loss                                     (6,014)             (2,211)

Other income (expense):
   Interest, net                                       525                 349
                                                -----------         ----------
Loss before provision for income taxes             (5,489)             (1,862)

Provision for income taxes                              39                  11
                                                -----------         ----------
Net loss                                        $   (5,528)        $   (1,873)
                                                ==========          ==========


Net loss per common share                       $    (0.39)         $   (0.14)
                                                ==========          ==========

Number of shares used in computing
   net loss per common share                        14,184              13,850
                                                ==========          ==========







   The accompanying notes are an integral part of these condensed consolidated financial statements.


                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                         For the quarters ended June 30,

                                 (in thousands)

                           Increase (Decrease) in Cash


                                                                          1995                          1994
                                                                        -----------                 -----------
Net cash used in operating activities                                   $    (3,069)                $    (1,039)
                                                                         -----------                 -----------
Cash flows from investing activities:
    Capital expenditures                                                       (638)                       (263)
                                                                        ------------                 -----------
        Net cash used in investing activities                                  (638)                       (263)
                                                                        ------------                 -----------
Cash flows from financing activities:
    Payments under line of credit agreements                                       -                     (1,675)
    Borrowings under line of credit agreements                                     -                       1,675
                                                                        ------------                 -----------
        Net cash provided by financing activities                                  -                           -
                                                                        ------------                 -----------

Effect of exchange rate changes on cash                                         (15)                        (61)
                                                                        ------------                 -----------
Net decrease in cash and cash equivalents                                    (3,722)                     (1,363)
                                                                        ------------                 -----------
Cash and cash equivalents at beginning of period                              37,355                      38,093
                                                                        ------------                 -----------
Cash and cash equivalents at end of period                               $    33,633                 $    36,730
                                                                          ==========                  ==========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries. The information furnished is unaudited and reflects all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

     Certain amounts in the condensed consolidated financial statements have been reclassified to conform with the current period's presentation. These reclassifications had no impact on previously reported working capital or results of operations.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable comprise (amounts in thousands):

                                             June 30,      March 31,
                                               1995           1995

          Accounts receivable              $   7,590      $ 10,035
          Less:
             Allowance for doubtful accounts   (568)         (528)
             Allowance for sales returns
                and price protection         (4,261)       (3,941)
                                           ---------     ---------
                                           $   2,761     $   5,566
                                              ======        ======

     The provision for bad debt expense for the quarters ended June 30, 1995 and 1994 was approximately $54,000 and $72,000 respectively. The provision for sales returns and price protection for the quarters ended June 30, 1995 and 1994 was approximately $977,000 and $522,000 respectively.

3.   INVENTORIES

     Inventories comprise (amounts in thousands):
                                             June 30,      March 31,
                                               1995           1995

          Finished goods                   $   1,858     $   1,769
          Purchased parts and components         898           203
                                           ---------     ---------
                                           $   2,756     $   1,972
                                              ======        ======

4.   DEFERRED REVENUE

     The Company defers recognition of revenue from licensing agreements until the completion by the Company of its future obligations under such agreements including, but not limited to, the achievement of technological feasibility of the products or assets to be delivered under such obligations and future collectibility. Deferred revenue of $1,631,000 as of June 30, 1995 represents minimum guarantee payments received by the Company in advance of future deliveries of products and/or assets under such agreements.

5.   AMORTIZATION OF INTANGIBLE ASSETS

     Effective April 1, 1992, the Disc Company, Inc. ("TDC"), a Delaware corporation and a wholly-owned subsidiary of International Consumer Technologies Corporation, was merged with and into the Company, with the Company as the surviving corporation. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an intangible asset in the amount of $24,417,000. This intangible asset is being amortized on a straight-line basis over a 20 year period. Amortization was approximately $305,000 for each of the quarters ended June 30, 1995 and 1994. The Company systematically evaluates current and expected cash flow from operations on a non-discounted basis for the purpose of assessing the recoverability of recorded intangible assets.
     Some of the factors considered in this evaluation include operating results, business plans, budgets and economic projections. Should such factors indicate that recoverability might be impaired, the Company would appropriately adjust the recorded amount of the intangible asset and/or the period over which the recorded intangible asset is amortized.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
Net revenues by territory were as follows (amount in thousands):

                                                                        Percent        Percent of Worldwide Revenues
                                        Quarter ended June 30,          Increase           Quarter ended June 30,
                                         1995             1994         (Decrease)           1995             1994
                                    ----------       ----------    -------------       ----------       ----------
NET REVENUES:
  North America:
      Set-top systems                 $    481         $    334              44%              15%              10%
      Desk-top systems                   1,498            1,143              31%              45%              35%
      On-Line, OEM, licensing & other      204              926             (78%)                         6%              29%
                                      --------         --------         --------         --------         --------
    Total North American Net Revenues    2,183            2,403             (9%)              66%              74%
                                      --------         --------         --------         --------         --------
  Europe:
      Set-top systems                        2              185            (99%)                -               6%
      Desk-top systems                      58              106            (45%)               2%               3%
        On-Line, OEM, licensing & other     10               35            (71%)                -               1%
                                      --------         --------         --------         --------         --------
    Total European Net Revenues             70              326            (79%)               2%              10%
                                      --------         --------         --------         --------         --------
  Japan:
      Set-top systems                      131              270            (51%)               4%               8%
      Desk-top systems                     235               15           1,467%               7%               1%
      On-Line, OEM, licensing & other      473               80             491%              14%               2%
                                      --------         --------         --------         --------         --------
    Total Japanese Net Revenues            839              365             130%              25%              11%
                                      --------         --------         --------         --------         --------
  Australia (including New Zealand):
      Set-top systems                       71                2           3,450%               2%                -
      Desk-top systems                     156              134              16%               5%               4%
      On-Line, OEM, licensing & other        -               19           (100%)                -               1%
                                      --------         --------         --------         --------         --------
    Total  Australian Net Revenues         227              155              46%               7%               5%
                                      --------         --------         --------         --------         --------
   Total Worldwide Net Revenues        $ 3,319          $ 3,249               2%             100%             100%
                                         =====            =====            =====            =====            =====

Net revenues by source were as follows:

                                              Quarter Ended June 30,
                                                1995                1994
                                                 % of Net             % of  Net
                                          Amount Revenues      Amount  Revenues
Activision Studios                      $  2,747    82.8%    $  3,001     92.4%
Activision Business Development              572    17.2%         248      7.6%
                                      -------------------- --------------------
                                        $  3,319   100.0%    $  3,249    100.0%
                                         =======  =======     =======   =======

     For purposes of the foregoing presentation, net revenues from set-top systems relate to sales of those entertainment software products designed by the Company for operation on a hardware device that is connected to a television set and displayed on a television screen. Examples of set-top systems include Super Nintendo Entertainment System, Sega Genesis, Sega Saturn, Sony Playstation, Atari Jaguar, CD-I and 3DO Multiplayer. The Company designs products for operation on many of these systems, and normally it is required to pay a license fee for the right to create products for a particular system. Net revenues from desk-top systems relate to sales of those entertainment software products designed by the Company for operation through a personal computer's operating system software and that is displayed on the computer's monitor. Examples of computer operating systems include MS-DOS, Windows and the Macintosh operating system. The Company generally is not obligated to pay a license fee for the right to produce desk-top products.

     Net revenues from Activision Studios relate to those entertainment software products (both set-top and desk-top) designed, developed and produced through the Company's Activision Studios division and that are owned by the Company.
Net revenues from Activision Business Development relate to those entertainment software products developed by third parties for which the Company acquires all or certain distribution rights. Such distribution rights may take the form of a co-ownership arrangement or a license, and the Company's obligation to incur marketing, promotion, sales and advertising expenses in connection with the rights being acquired may vary from product to product.

     Net revenues for the quarter ended June 30, 1995 increased 2% from the same period last year. The increase was primarily due to increased licensing revenues in Japan. North American set-top revenues for the quarter ended June 30, 1995 increased 44% from the same period last year. The increase was primarily due to continuing sales of "Pitfall: The Mayan Adventure" which was originally released in the third quarter of the prior fiscal year. North American desk-top revenues for the quarter ended June 30, 1995 increased 31% from the same period last year due to CD-based software releases during the quarter, including "Paparazzi," "Activision's Atari Action Pack 2," and the
"Infocom Collections" series.   European net revenues decreased due to the
absence of any significant new release during the quarter. Japan licensing and other revenues for the quarter ended June 30, 1995 increased 491% from the same period last year primarily due to the licensing of "Pitfall: The Mayan Adventure", "Shanghai Great Moments" and "Return to Zork" for certain platforms in the territory.

Cost of Goods Sold

     Cost of goods related to product sales represents the manufacturing and
related costs of computer software and video games.   Manufacturers of the
Company's computer software are located in the United States and Europe and are readily available. Video games are manufactured by the respective video game console manufacturers, Nintendo and Sega, who require significant lead time to fulfill the Company's orders.

     Also included in cost of goods is royalty expense related to amounts due to developers, title owners or other royalty participants based on product sales. Various contracts are maintained with developers, product title owners or other royalty participants which state a royalty rate and term of agreement, among other items. The decrease in cost of goods sold is related to the decrease in product sales.

Gross Profit
                                                  Quarter Ended June 30, 1995                Quarter Ended June 30, 1994
                                                                  Gross Profit                              Gross Profit
                                                       Amount      Percentage                   Amount       Percentage
          Set-top systems                             $    23            3.4%                 $      -               -%
          Desk-top systems                              1,117           57.4%                      675            48.3%
          On-Line, OEM, licensing
                & other                                   625           91.0%                      765            72.2%
                                                      -------         -------                   ------           ------
             Total gross profit                       $ 1,765           53.2%                 $  1,440            44.3%
                                                       ======         ======                    ======           ======

     Overall gross profit percentage on total revenues for the quarter ended June 30, 1995 was higher than for the same period in the prior year due to the increased concentration of higher profit margin CD-based products and license revenue.

Operating Expenses
                                                              Quarter Ended June 30,
                                                        1995                          1994
                                                          % of Net                       % of Net
                                             Amount       Revenues             Amount    Revenues
    Product development                        $  4,579       138.0%         $  1,315       40.5%
    Sales and marketing                           1,893        57.0%            1,268       39.0%
    General and administrative                      986        29.7%              747       23.0%
    Amortization of excess purchase
      price and reorganization expenses             321         9.7%               321        9.9%
                                               --------    ---------        ---------   ---------
    Total operating expenses                   $  7,779       234.4%         $  3,651      112.4%
                                                 ======       ======           ======      ======

     Product development expenses increased both in amount and as a percentage of revenues due to higher head count expenditures related to the increased number of products in product development and the increase in production costs associated with live-action video production, enhanced audio content and technology on such products. Approximately 89% of product development expenses relate to products which will be released later in the current fiscal year. Sales and marketing expenses also increased both in amount and as a percentage of revenues as a result of expanded advertising and marketing programs for both specific product releases and corporate awareness programs as well as increased head count related expenses. General and administrative expenses increased due to an increase in head count related expenses as compared to the same period in the prior year.

Other Income (Expense)

     Interest income was $525,000 and $349,000 for the quarters ended June 30, 1995 and 1994, respectively. The substantial increase was due to the higher yields earned on cash and cash equivalents during the current fiscal quarter as compared to the same period in the prior year.

Provision for Income Taxes

     The income taxes of approximately $39,000 and $11,000 recorded in the provision for income taxes for the quarters ended June 30, 1995 and 1994, respectively, represent foreign taxes withheld. These foreign taxes may be available in the future as tax credits against future tax liability. In addition, the Company has significant net operating losses which may be carried forward against any future taxable income for both federal and state tax purposes.

Net Income (Loss)

     For the reasons noted above, there was an increase in the net loss recorded for the quarter ended June 30, 1995 as compared to the net loss for the quarter ended June 30, 1994. Net loss for the quarter ended June 30, 1995 was $5,528,000 compared to a net loss of $1,873,000 for the same period of the prior fiscal year.

       Revenues and profits are very seasonal in the software publishing industry with the fourth calendar quarter generally considered the strongest due to increased sales for the holiday season. The Company participates in a highly dynamic and volatile industry, which is affected by seasonality, changing technology, limited platform cycles, hit products, competition, component supplies, consumer spending, economic trends and other factors. In addition, factors specific to the Company such as the timing and availability of new video game and computer software titles may affect the predictability of financial results and may contribute further to the volatility of the Company's stock price. Thus, results for the period should not be annualized and are not expected to be indicative of annual results. In addition, as a result of the foregoing factors, the Company's common stock price has experienced significant volatility historically, and may be subject to continued volatility.

     In addition to the historically volatile elements noted, the industry is expected to undergo significant change due in part to the introduction or planned introduction of numerous new hardware platforms and electronic delivery systems and the entry and participation of new companies in interactive media. The difficulties in predicting which new platforms will be commercially successful, the timing of such platforms' releases, and which new companies entering the interactive arena will have a material impact on the industry, cause additional uncertainty in predicting financial results of the Company.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased $5.6 million from March 31, 1995 to June 30, 1995. The Company had approximately $33.6 million in cash and cash equivalents at June 30, 1995. At June 30, 1995, net accounts receivable and inventories were approximately $5.5 million, a decrease of approximately $2.0 million from approximately $7.5 million as of March 31, 1995. The decrease is due to the collections of receivable balances in the first quarter of the fiscal year and a decrease in revenues from the fourth quarter of the prior fiscal year.

     As of June 30, 1995, total accounts payable and accrued liabilities were approximately $6.1 million versus $5.7 million at March 31, 1995. The increase at June 30, 1995 is related to a increase in operating expenses in the first quarter of the fiscal year compared with the quarter ended June 30, 1994.

     Management believes that the Company's existing capital resources are sufficient to meet its requirements for the foreseeable future. The private placements completed by the Company during the 1994 fiscal year have provided, and will continue to provide, the Company with greater resources to enable it to acquire properties for development, engage in more extensive product development and expand marketing activities, and increased working capital for operations. The Company may use a portion of its working capital to acquire or invest in other consumer software development or publishing companies; however, the Company has not entered into any agreements or understandings with regard to any such acquisitions or investments.

     The Company's management currently believes that inflation has not had, and will not have, a material impact on continuing operations.




PART II. - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

       None

     (b)   Reports on Form 8-K

       None







                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1995

ACTIVISION, INC.



/S/Robert A. Kotick      Chairman, Chief Executive          August 14, 1995
(Robert A. Kotick)         Officer (Principal Executive
                           Officer) and Director



/S/Brian G. Kelly          Chief Financial Officer           August 14, 1995
(Brian G. Kelly)           (Principal Financial Officer)




/S/Barry J. Plaga           Chief Accounting Officer         August 14, 1995
(Barry J. Plaga)            (Principal Accounting Officer)