Form 10-Q
period 1995-09-30
ACTIVISION INC /NY
filed 1995-10-25
CIK 718877

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

The number of shares of the registrant's Common Stock outstanding as of October 24, 1995 was 14,219,078.



                                ACTIVISION, INC.

                                      INDEX


                                                              Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets as of
                   September 30, 1995  (unaudited) and March 31, 1995   3

        Condensed Consolidated Statements of Operations
                for the quarters and six months ended
                              September 30, 1995 and 1994 (unaudited)   4

        Condensed Consolidated Statements of Cash Flows
                for the quarters and six months ended
                              September 30, 1995 and 1994 (unaudited)   5

        Notes to Condensed Consolidated Financial Statements
                 for the quarter and six months ended
                                       September 30, 1995 (unaudited)   6


Item 2.  Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations   8


PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders        12

Item 6.  Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                          13


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        ACTIVISION, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                        (in thousands except share data)



                                               September 30,         March 31,
                                                  1995                 1995
                                              --------------      ------------
ASSETS
     Current assets:
      Cash and cash equivalents                $    30,824         $    37,355
      Accounts receivable, net                      11,427               5,566
      Inventories, net                               3,097               1,972
      Prepaid software and license royalties         3,034               1,082
      Other assets                                     528                 342
                                                ------------       -----------
         Total current assets                       48,910              46,317

      Property and equipment, net                    2,456               1,643
      Other assets                                     110                  60
      Excess purchase price over
         identifiable assets acquired, net          20,221              20,863
                                                ------------        ----------
         Total assets                          $    71,697         $    68,883
                                                ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                         $     3,291          $    2,516
      Accrued expenses                               5,491               3,153
      Deferred revenue                               2,401                   -
                                                ------------       -----------
         Total current liabilities                  11,183               5,669

      Other liabilities                                500                 510
                                                ------------       -----------
         Total liabilities                          11,683              6,179                              -----------------
                                                ------------      ------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock, $.000001 par value, 100,000,000 shares
         authorized, 14,211,062 and 14,183,594 shares issued
         and outstanding as of September 30, 1995 and
         March 31, 1995, respectively                    -                   -
      Additional paid-in capital                    67,793              67,667
      Accumulated deficit                          (7,585)             (4,822)
      Cumulative foreign currency translation        (194)               (141)
                                                -----------        -----------
         Total shareholders' equity                 60,014              62,704
                                                -----------        -----------
      Total liabilities and shareholders' equity  $ 71,697          $   68,883
                                                ==========          ==========




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                      (in thousands except per share data)
                                   (Unaudited)



                                       Quarter ended      Six months ended
                                       September 30,       September 30,
                                      ----------------   -----------------
                                        1995     1994      1995     1994
                                      ----------------    -----------------
Net revenues                         $ 18,848  $ 4,635    $ 22,167  $ 7,884

Cost of goods sold                      6,743    1,515       8,297    3,324
                                     ----------------        --------------
   Gross profit                        12,105    3,120      13,870    4,560
                                     ----------------        --------------
Operating expenses:
   Product development                  4,065    1,753       8,644    3,068
   Sales and marketing                  4,197    1,353       6,090    2,621
   General and administrative           1,156      670       2,142    1,417
   Amortization of intangible assets      321      321         642      642
                                       --------------        --------------
      Total operating expenses          9,739    4,097      17,518    7,748
                                       --------------        --------------

Operating income (loss)                 2,366    (977)     (3,648)  (3,188)

Other income (expense):
   Interest, net                          409      388         934      737
                                       --------------        --------------
Income (loss) before provision
   for income taxes                     2,775    (589)     (2,714)  (2,451)

Provision for income taxes                 10       43          49       54
                                       --------------        --------------
Net income (loss)                     $ 2,765  $ (632)   $ (2,763)$ (2,505)
                                     ======== ========    ======== ========


Net income (loss) per share            $ 0.18 $ (0.05)    $ (0.19) $ (0.18)
                                     ======== ========    ======== ========
Number of shares used in computing
   net income (loss) per common share  15,064   13,864      14,193   13,860
                                     ======== ========    ======== ========








   The accompanying notes are an integral part of these condensed consolidated financial statements.


                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                     For the six months ended September 30,

                                 (in thousands)

                           Increase (Decrease) in Cash



                                             1995                     1994
                                              -----------        -----------

Net cash used in operating activities        $    (5,230)       $    (2,915)
                                              -----------        -----------
Cash flows from investing activities:
   Capital expenditures                           (1,374)              (436)
   Restricted cash                                      -              1,500
                                              -----------        -----------
      Net cash used in investing activities       (1,374)              1,064
                                              -----------        -----------
Cash flows from financing activities:
   Payments under line of credit agreements             -            (3,135)
   Borrowings under line of credit agreements           -              3,135
   Proceeds from exercise of common stock options     126                 24
                                              -----------        -----------
      Net cash provided by financing activities       126                 24
                                              -----------        -----------

Effect of exchange rate changes on cash              (53)                 22
                                              -----------        -----------
Net decrease in cash and cash equivalents         (6,531)            (1,805)
                                              -----------        -----------
Cash and cash equivalents at beginning of period   37,355             38,093
                                              -----------        -----------
Cash and cash equivalents at end of period    $    30,824        $    36,288
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

2.   ACCOUNTS RECEIVABLE

     Accounts receivable comprise (amounts in thousands):

                                          September 30,    March 31,
                                               1995           1995

          Accounts receivable               $ 20,530      $ 10,035
          Less:
             Allowance for doubtful accounts   (617)         (528)
             Allowance for sales returns and
                  price protection           (8,486)       (3,941)
                                             -------       -------
                                            $ 11,427       $ 5,566
                                             =======       =======

     The provision for bad debt expense for the quarter and six months ended September 30, 1995 was approximately $142,000 and $196,000, respectively, compared to approximately $82,000 and $154,000 for the quarter and six
     months ended September 30, 1994.    The provision for sales returns and
     price protection for the quarter and six months ended September 30, 1995 was approximately $5,339,000 and $5,997,000, respectively, compared to approximately $151,000 and $673,000 for the quarter and six months ended September 30, 1994.

3.   INVENTORIES

     Inventories comprise (amounts in thousands):
                                          September 30,    March 31,
                                               1995           1995

          Finished goods                    $  2,275      $  1,769
          Purchased parts and components        822            203
                                             -------       -------
                                            $  3,097      $  1,972
                                             =======       =======

4.   DEFERRED REVENUE

     Revenue from licensing agreements which provide customers the right to multiple copies in exchange for guaranteed amounts is recognized upon delivery of the product master or the first copy; when per copy royalties on sales exceed the minimum guaranteed quantities, revenue is recognized. The Company defers recognition of revenue from licensing agreements until the completion by the Company of its future obligations under such agreements including, but not limited to, the achievement of technological feasibility of the products or assets to be delivered under such obligations and future collectibility. Deferred revenue of $2,401,000 as of September 30, 1995 represents minimum guarantee payments received by the Company in advance of future deliveries of products or product components under such agreements.

5.   AMORTIZATION OF INTANGIBLE ASSETS

     Effective April 1, 1992, the Disc Company, Inc. ("TDC"), a Delaware corporation and a wholly-owned subsidiary of International Consumer Technologies Corporation, was merged with and into the Company, with the Company as the surviving corporation. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an intangible asset in the amount of $24,417,000. This intangible asset is being amortized on a straight-line basis over a 20 year period. Amortization was approximately $305,000 for each of the quarters ended September 30, 1995 and 1994 and $611,000 for each of the the six month periods ended September 30, 1995. The Company systematically evaluates current and expected cash flow from operations on a non-discounted basis for the purpose of assessing the recoverability of recorded intangible assets. Some of the factors considered in this evaluation include operating results, business plans, budgets and economic projections. Should such factors indicate that recoverability might be impaired, the Company would appropriately adjust the recorded amount of the intangible asset and/or the period over which the recorded intangible asset is amortized.

6.   EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share is computed using the weighted average number of common and, when dilutive, common equivalent shares outstanding during the period. For the quarter ended September 30, 1995, the weighted average number of shares in the computation of earnings per share was increased by approximately 867,000 of common equivalent shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The Company is a diversified international publisher of interactive entertainment software. The Company develops and publishes entertainment software for a variety of platforms, including both personal computer CD-ROM desk-top systems, such as the Windows 95 operating system, and videogame set-top hardware systems, such as the Sega Saturn and Sony Playstation. The Company distributes its products worldwide through its direct sales force and, to a lesser extent, through third party distributors and licensees.

                              RESULTS OF OPERATIONS

     Net revenues for the quarter and six months ended September 30, 1995 increased 307% and 181%, respectively, from the same periods last year. The increase in desk-top net revenues was primarily due to the initial release during the current quarter of "Mechwarrior 2" (PC CD) and "Pitfall: The Mayan Adventure" (PC CD) as well as continuing sales of the "Activision Atari 2600 Action Pack" line (PC CD and Macintosh CD). The increase in set-top net revenues is due to the initital release during the current quarter of "Mechwarrior 3050" (Super Nintendo Entertainment System ("SNES")), "Shanghai Triple Threat" (Sega Saturn) and continuing sales of "Pitfall: The Mayan
Adventure" (SNES, Sega Genesis, Sega CD and Sega 32X).      On-line, OEM,
licensing and other net revenues increased due to OEM and licensing revenue related to "Mechwarrior 2", "Pitfall: The Mayan Adventure" and "Shanghai: Great Moments."

     Net revenues by territory were as follows (amounts in thousands):
                         Quarter Ended September 30,   Six Months Ended September 30,
                          -----------------------------------------------------------
                               1995           1994          1995            1994
                          -----------------------------------------------------------
                               % of Net       % of  Net     % of  Net      % of  Net
                         AmountRevenues AmountRevenues AmountRevenues AmountRevenues
   North America       $ 14,789   78.5% $ 3,693   79.7% $16,972  76.6% $ 6,096   77.3%
   Europe                 1,958   10.4%     286    6.2%   2,028    9.1%    612    7.8%
   Japan                  1,057    5.6%     471   10.1%   1,896    8.6%    836   10.6%
   Australia  and
     Pacific Rim          1,044    5.5%     185    4.0%   1,271    5.7%    340    4.3%
                          ----------------------------------------------------------
                       $ 18,848  100.0% $ 4,635  100.0% $ 22,167 100.0% $ 7,884  100.0%
                        ======= ============== ============== ============== =======

     Net revenues by device/medium  were as follows (amounts in thousands):
                         Quarter Ended September 30,   Six Months Ended September 30,
                          ------------------------------------------------------------
                               1995           1994          1995            1994
                         -------------------------------------------------------------
                               % of Net       % of  Net      % of  Net      % of  Net
                        Amount Revenues Amount Revenues Amount Revenues Amount Revenues
   Set-top              $ 2,084   11.1% $  508   11.0% $ 2,769   12.5% $ 1,299   16.5%
   Desk-top              13,499   71.6%  2,320   50.0%  15,537   70.1%   3,718   47.2%
   On-line, OEM, licensing
        and other         3,265   17.3%  1,807   39.0%   3,861   17.4%   2,867   36.3%
                         -----------------------------------------------------------
                       $ 18,848  100.0% $4,635  100.0% $22,167  100.0% $ 7,884  100.0%
                        ======= ============== ============== ============== =======

     For purposes of the foregoing presentation, net revenues from set-top systems relate to sales of entertainment software products designed by the Company for operation on a hardware device that is connected to a television set and displayed on a television screen. Examples of set-top systems include Super Nintendo Entertainment System ("SNES"), Sega Genesis ("SGS"), Sega Saturn ("Saturn"), Sony Playstation, Atari Jaguar, CD-I and 3DO Multiplayer ("3DO"). The Company designs products for operation on many of these systems, and normally it is required to pay a license fee for the right to create products for a particular system. Net revenues from desk-top systems relate to sales of those entertainment software products designed by the Company for operation through a personal computer's operating system software and that is displayed on the computer's monitor. Examples of computer operating systems include MS-DOS, Windows and the Macintosh operating system. The Company generally is not obligated to pay an operating system license fee for the right to produce desk-top products.

     Net revenues by source were as follows:
                         Quarter Ended September 30,   Six Months Ended September 30,
                          ------------------------------------------------------------
                               1995           1994          1995            1994
                         ------------------------------------------------------------
                               % of Net       % of  Net      % of  Net      % of  Net
                        Amount Revenues Amount Revenues Amount Revenues Amount Revenues
   Activision Studios  $ 18,563  98.5% $ 4,237  91.4% $ 21,276  96.0% $ 7,238   91.8%
   Acquisitions and
        Affiliated Labels   285   1.5%     398   8.6%      891   4.0%     646    8.2%
                        -----------------------------------------------------------
                       $ 18,848 100.0% $ 4,635 100.0% $ 22,167 100.0% $ 7,884  100.0%
                        ======= ============== ============== ============== =======

     Net revenues from Activision Studios relate to those entertainment software products (both set-top and desk-top) designed, developed and produced through the Company's Activision Studios division and that are owned by the Company.
Net revenues from Acquisitions and Affiliated Labels relate to those entertainment software products developed by third parties for which the Company obtains all or certain distribution rights. Such distribution rights may take the form of a co-ownership arrangement or a license, and the Company's obligation to incur marketing, promotion, sales and advertising expenses in connection with the rights being acquired may vary from product to product.

Cost of Goods Sold

     Cost of goods sold related to set-top, desk-top and OEM revenues represents the manufacturing and related costs of computer software and video games. Manufacturers of the Company's computer software are located in the United States and Europe and are readily available. Set-top cartridges and CDs are manufactured by the respective video game console manufacturers, Nintendo and Sega, who require significant lead time to fulfill the Company's orders.

     Also included in cost of goods sold is royalty expense related to amounts due to developers, title owners or other royalty participants based on product sales. Various contracts are maintained with developers, product title owners or other royalty participants which state a royalty rate and term of agreement, among other items. The increase in cost of goods sold is related to the increase in set-top, desk-top and OEM net revenues.

Gross Profit

     For the quarter ended September 30, 1995, gross profit as a percentage of net revenues was 64.2% compared to 67.3% for the quarter ended September 30, 1994. The majority of the Company's revenues in the quarter ended September 30, 1995 were derived from products developed for use with desk-top systems, which carry a lower gross margin than on-line, OEM, licensing and other revenues. In the prior year's quarter, on-line, OEM, licensing and other revenue accounted for a significant portion of the Company's sales. The decrease in gross margin over the period also was due to the decrease in gross margin on cartridge products developed for set-top systems.

     Gross profit increased as a percent of net revenues from 57.8% for the six months ended September 30, 1994 to 62.6% for the six months ended September 30, 1995. The increase in gross profit over this period was primarily due to an overall shift in the Company's product mix toward desk-top software products, which carry a relatively high gross margin, and away from set-top software products, which carry a relatively lower gross margin.

Operating Expenses
                         Quarter Ended September 30,   Six Months Ended September 30,
                          -----------------------------------------------------------
                               1995           1994          1995            1994
                          -----------------------------------------------------------
                               % of Net       % of  Net      % of  Net      % of  Net
                        Amount Revenues Amount Revenues Amount Revenues Amount Revenues
    Product development $ 4,065   21.6% $1,753   37.8% $8,644   38.9% $3,068   38.9%
    Sales and marketing   4,197   22.3%  1,353   29.2%  6,090   27.5%  2,621   33.2%
    General and admin.    1,156    6.1%    670   14.5%  2,142    9.7%  1,417   18.0%
    Amortization of
         intangible assets  321    1.7%    321    6.9%    642    2.9%    642    8.1%
                        ------------------------------------------------------------
                        $ 9,739   51.7% $4,097   88.4% $17,518  79.0% $7,748   98.3%
                        ======= ============== ============== ============== =======

     Product development expenses increased due to the continued growth of the Company's product development departments, the increased number of products in product development and the increase in costs associated with enhanced production content and new technologies incorporated into such products. Approximately 70% and 73% of product development expenses for the quarter and six months ended September 30, 1995, respectively, relate to products which
will be released in subsequent periods.   Sales and marketing expenses increased
as a result of marketing programs for both specific product releases and corporate awareness programs as well as from the growth of the sales and marketing departments, but decreased as a percentage of revenues as a result of the increase in net revenues. General and administrative expenses increased due to an increase in head count related expenses as compared to the same period in the prior year.

     Amortization of intangible assets represents the amortization of the excess purchase price over identifiable assets acquired from the acquisition of Disc Company, Inc. on April 1, 1992. This asset is being amortized on a straight-line basis over a 20-year period. Also included in the amortization amount is the amortization of capitalized reorganization costs, which are being amortized using a straight-line method over a five-year period.

Other Income (Expense)

     Interest income, net was $409,000 and $934,000 for the quarter and six months ended September 30, 1995, respectively, compared to approximately $388,000 and $737,000 for the quarter and six months ended September 30, 1994. The increase was due to the higher yields earned on cash and cash equivalents during the current fiscal quarter and six months as compared to the same periods in the prior year.

Provision for Income Taxes

     The income taxes of approximately $10,000 and $49,000 recorded in the provision for income taxes for the quarter and six months ended September 30, 1995, respectively, as compared to $43,000 and $54,000 for the quarter and six months ended September 30, 1994, represent foreign taxes withheld. These foreign taxes may be available in the future as tax credits against future tax liability. In addition, the Company has significant net operating losses which may be carried forward against a portion of future taxable income for both federal and state tax purposes.

Net Income (Loss)

     For the reasons noted above, net income increased to $2,765,000 for the quarter ended September 30, 1995 from a net loss of $(632,000) for the same period of the prior fiscal year. For the six months ended September 30, 1995, net loss increased to $(2,763,000) from a net loss of $(2,505,000) for the same period of the prior fiscal year.

                                   SEASONALITY

     The Company's quarterly operating results have in the past varied significantly and will likely in the future vary significantly depending on a variety of factors, many of which are not under the Company's control. For example, net revenues may be higher during the fourth calendar quarter as a result of increased demand for consumer software during the year-end holiday buying season. Net revenues in other quarters can vary significantly as a result of the timing of new product introductions.

     Products are generally shipped as orders are received, and consequently the Company operates with little or no backlog. Net revenues in any quarter are therefore substantially dependent on orders booked and shipped in that quarter. The Company's expense levels are based in large part on the Company's product development and marketing budgets. The majority of product development and marketing costs are expensed as incurred, which is often before a product is ever released. As the Company increases its development and marketing activities, current expenses will increase and, if sales from previously released products are below expectations, net income is likely to be disproportionately affected. Due to all the foregoing, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

                         LIQUIDITY AND CAPITAL RESOURCES

     On January 31, 1994, the Company completed a private placement of approximately 5,000,000 shares of its common stock. The net proceeds from this private placement, approximately $39.5 million, together with funds from operations, have been the Company's primary source of liquidity for the fiscal year ended March 31, 1995 and for the current fiscal year. At September 30, 1995, the Company had a balance of approximately $30.8 million of cash and cash equivalents.

     The Company uses its working capital to finance ongoing operations, including acquisitions of inventory, to fund the development, production, marketing and selling of new products, and to obtain intellectual property rights for future products from third parties.

     The Company's working capital decreased $2.9 million from March 31, 1995 to September 30, 1995 as a result of the funding of the Company's expanding operations and additional capital expenditures. At September 30, 1995, net accounts receivable and inventories were approximately $14.5 million, an increase of approximately $7.0 million from approximately $7.5 million as of March 31, 1995. The increase is due to an increase in the Company's product sales in the second quarter of the fiscal year as compared to the quarter ended March 31, 1995.

     As of September 30, 1995, total accounts payable and accrued liabilities were approximately $8.8 million versus $5.7 million at March 31, 1995. The increase at September 30, 1995 is related to the the increase in cost of goods sold as well as sales and marketing expenses related to the increase in the Company's product sales in the second quarter of the current fiscal year.

     Management believes that the Company's existing capital resources are sufficient to meet its current operational requirements for the foreseeable future.

     The Company's management currently believes that inflation has not had a material impact on continuing operations.




PART II. - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its 1995 Annual Meeting of Stockholders on September 19, 1995 in Los Angeles, California. Two items were submitted to a vote of the stockholders:

            1. The election of six directors to hold office for one year terms and until their respective successors are elected and have qualified. All six nominees were recommended by the Board of Directors, and all were elected. Set forth below are the results of the voting, for each director.
                                    For         Withheld

                  Robert A. Kotick  11,350,087        14,959
                  Howard E. Marks   11,350,087        14,959
                  Brian G. Kelly    11,350,089        14,957
                  Barbara S. Isgur  11,350,085        14,961
                  Steven T. Mayer   11,350,089        14,957
                  Martin J. Raynes  11,349,964        15,082

         2. The adoption of an amendment to the Company 1991 Stock Option and Stock Award Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 2,066,667 to 4,066,667 shares. This proposal was adopted by a vote of 8,711,262 in favor, 1,054,843 against, and 12,607 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

       None

     (b)   Reports on Form 8-K

       None






                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  October 24, 1995

ACTIVISION, INC.



/S/Robert A. Kotick      Chairman, Chief Executive         October 24, 1995
(Robert A. Kotick)       Officer (Principal Executive
                         Officer) and Director



/S/Brian G. Kelly        Chief Operating and Financial     October 24, 1995
(Brian G. Kelly)         Officer  and Director
                         (Principal Financial Officer)



/S/Barry J. Plaga        Chief Accounting Officer          October 24, 1995
(Barry J. Plaga)         (Principal Accounting Officer)