Form 10-Q
period 1995-12-31
ACTIVISION INC /NY
filed 1996-02-15
CIK 718877

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

The number of shares of the registrant's Common Stock outstanding as of February 13, 1996 was 13,748,763.



                                ACTIVISION, INC.

                                      INDEX


                                                  Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets as
        of December 31, 1995  (unaudited) and
        March 31, 1995                               3

        Condensed Consolidated Statements of
        Operations for the quarters and nine
        months ended December 31, 1995 and
        1994 (unaudited)                             4

        Condensed Consolidated Statements of
        Cash Flows for the quarters and nine
        months ended December 31, 1995 and
        1994 (unaudited)                             5

        Notes to Condensed Consolidated Financial
        Statements for the quarter and nine months
        ended December 31, 1995 (unaudited)          6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                   8



PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K            12


SIGNATURES                                           13


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        ACTIVISION, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                        (in thousands except share data)




                                                December 31,         March 31,
                                                   1995                1995
                                                ------------       -----------
 ASSETS                                         (UNAUDITED)
     Current assets:
      Cash and cash equivalents                 $   28,077          $   37,355
      Accounts receivable, less allowances
      of $7,684 and $4,469, respectively            11,575               5,566
      Inventories, net                               2,670               1,972
      Prepaid software and license royalties         3,378               1,082
      Other current assets                             866                 342
                                                 ---------          ----------
         Total current assets                       46,566              46,317

      Property and equipment, net                    2,964               1,643
      Other assets                                     229                  60
      Excess purchase price over
         identifiable assets acquired, net          19,901              20,863
                                                ----------          ----------
         Total assets                          $    69,660          $   68,883
                                                ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                          $    3,987           $   2,516
      Accrued expenses                               6,744               3,153
      Deferred revenue                               1,740                   -
                                                ----------          ----------
         Total current liabilities                  12,471               5,669

      Other liabilities                                495                 510
                                                ----------          ----------
         Total liabilities                          12,966               6,179
                                                -----------         ----------

   Commitments and contingencies

   Shareholders' equity:
      Common stock, $.000001 par value, 100,000,000
      shares authorized, 14,227,846 and 14,183,594
      shares issued and 13,727,846 and 14,183,594
      outstanding, respectively                          -                   -
      Additional paid-in capital                    67,881              67,667
      Accumulated deficit                          (5,638)             (4,822)
      Cumulative foreign currency translation        (271)               (141)
      Less: treasury stock, cost of 500,000 shares (5,278)                   -
                                                 ---------          ----------
         Total shareholders' equity                 56,694              62,704
                                                 ---------          ----------
      Total liabilities and shareholders' equity $  69,660          $   68,883
                                                ==========          ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                      (in thousands except per share data)

                                   (Unaudited)



                                       Quarter ended     Nine months ended
                                        December 31,        December 31,
                                     -------------------------------------
                                        1995     1994      1995     1994
                                      -------------------------------------

Net revenues                        $  17,578$  26,185   $  39,745$  34,069

Cost of goods sold                      7,131   16,256      15,428   19,580
                                     --------------------------------------
Gross profit                           10,447    9,929      24,317   14,489
                                     -------------------------------------
Operating expenses:
   Product development                  4,163    2,247      12,807    5,315
   Sales and marketing                  3,200    5,566       9,290    8,187
   General and administrative           1,190      871       3,332    2,288
   Amortization of intangible assets      321      321         963      963
                                     --------------------------------------
      Total operating expenses          8,874    9,005      26,392   16,753
                                     --------------------------------------

Operating income (loss)                 1,573      924     (2,075)  (2,264)

Other income:
   Interest, net                          409      414       1,343    1,151
                                     ----------------------------------------
Income (loss) before provision for
   income taxes                         1,982    1,338       (732)  (1,113)

Provision for income taxes                 34       34          83       88
                               -------------------------------------------------
-------
Net income (loss)                    $  1,948  $ 1,304    $  (815)$ (1,201)
                                     ======== ========    ======== ========


Net income (loss) per share         $  0.13  $    0.09 $    (0.06)$   (0.09)
                                     ======== ========    ======== ========
Number of shares used in computing
   net income (loss) per common share  15,209   13,907      14,077   13,860
                                     ======== ========    ======== ========









   The accompanying notes are an integral part of these condensed consolidated financial statements.



                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                     For the nine months ended December 31,

                                 (in thousands)
                                   (Unaudited)
                           Increase (Decrease) in Cash



                                                  1995               1994
                                               ----------         ----------

Net cash used in operating activities         $   (1,840)         $ (12,460)
                                               ----------         ----------
Cash flows from investing activities:
   Capital expenditures                           (2,244)              (637)
   Restricted cash                                      -              1,500
                                               ----------         ----------
      Net cash provided (used) by
        investing activities                      (2,244)                863
                                               ----------         ----------
Cash flows from financing activities:
   Payments under line of credit agreements             -            (4,695)
   Borrowings under line of credit agreements           -              4,695
   Proceeds from exercise of common stock options     214                105
   Purchase of treasury stock                     (5,278)                  -
                                              -----------         ----------
      Net cash provided (used) by financing
        activities                                (5,064)                105
                                              -----------         ----------

Effect of exchange rate changes on cash             (130)               (24)
                                              -----------         ----------
Net decrease in cash and cash equivalents         (9,278)           (11,516)
                                              -----------         ----------
Cash and cash equivalents at beginning of period   37,355             38,093
                                              -----------         ----------
Cash and cash equivalents at end of period     $   28,077         $   26,577
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

2.   INVENTORIES

     Inventories comprise (amounts in thousands):
                                           December 31,    March 31,
                                               1995           1995

          Finished goods                     $ 1,976       $ 1,769
          Purchased parts and components         694           203
                                             -------       -------
                                             $ 2,670       $ 1,972
                                              ======        ======

3.   DEFERRED REVENUE

     Revenue from licensing agreements which provide customers the right to multiple copies in exchange for guaranteed amounts is recognized upon delivery of the product master or the first copy; when per copy royalties on sales exceed the minimum guaranteed quantities, revenue is recognized. The Company defers recognition of revenue from licensing agreements until the completion by the Company of its future obligations under such agreements including, but not limited to, the achievement of technological feasibility of the products or assets to be delivered under such obligations and future collectibility. Deferred revenue of $1,740,000 as of December 31, 1995 represents minimum guarantee payments received by the Company in advance of future deliveries of products or product components under such agreements.

4.   AMORTIZATION OF INTANGIBLE ASSETS

     Effective April 1, 1992, Disc Company, Inc. ("TDC"), a Delaware corporation and a wholly-owned subsidiary of International Consumer Technologies Corporation, was merged with and into the Company, with the Company as the surviving corporation. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an intangible asset in the amount of $24,417,000. This intangible asset is being amortized on a straight-line basis over a 20 year period. Amortization was approximately $305,000 for each of the quarters ended December 31, 1995 and 1994 and $916,000 for each of the the nine month periods ended December 31, 1995 and 1994. The Company systematically evaluates current and expected cash flow from operations on a non-discounted basis for the purpose of assessing the recoverability of recorded intangible assets. Some of the factors considered in this evaluation include operating results, business plans, budgets and economic projections. Should such factors indicate that recoverability might be impaired, the Company would appropriately adjust the recorded amount of the intangible asset and/or the period over which the recorded intangible asset is amortized.

5.   EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share is computed using the weighted average number of common and, when dilutive, common equivalent shares outstanding during the period. For the quarter ended December 31, 1995, the weighted average number of shares in the computation of earnings per share was increased by approximately 1,239,000 of common equivalent shares.


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

                              RESULTS OF OPERATIONS

     Net revenues for the quarter and nine months ended December 31, 1995 decreased 33% and increased 17%, respectively, from the same periods last year. The increase in desk-top net revenues during the current quarter was primarily due to continuing strong sales of "Mechwarrior 2" (DOS CD) which was released in July 1995, as well as the initial release of "Mechwarrior 2" (Windows 95 CD), five "Mighty Morphin Power Ranger" titles (Windows and Mac CD), "Mechwarrior 2 Expansion Pack: Ghost Bear's Legacy" (DOS CD) and "Earthworm Jim" (Windows 95
CD). The decrease in set-top net revenues during the current quarter was due to the Company's strategic change in its business emphasis from cartridge-based set-top system to CD-based desk-top systems. On-line, OEM, licensing and other net revenues increased during the current quarter due to OEM and licensing revenues related to "Mechwarrior 2", "Pitfall: The Mayan Adventure", "Shanghai:
Great Moments" and "Earthworm Jim".

     Net revenues by territory were as follows (amounts in thousands):
                            Quarter Ended December 31,  Nine Months Ended December 31,
                           ----------------------------------------------------------
                               1995           1994          1995            1994
                          -----------------------------------------------------------
                              % of Net         % of  Net         % of  Net        % of Net
                      Amount  Revenues  Amount  Revenues  Amount  Revenues Amount Revenues
   North America       $ 13,062   74.3%  $18,751    71.6%  $30,034     75.6% $24,847  72.9%
   Europe                 1,791   10.2%    6,562    25.0%    3,819      9.6%   7,174  21.1%
   Japan                  1,901   10.8%      249     1.0%    3,797      9.6%   1,085   3.2%
   Australia  and
     Pacific Rim            824    4.7%      623     2.4%    2,095      5.2%     963   2.8%
                       --------------------------------------------------------------------
                      $  17,578  100.0% $ 26,185   100.0% $ 39,745    100.0% $34,069 100.0%
                       ====================================================================

     Net revenues by device/medium  were as follows (amounts in thousands):

                          Quarter Ended December 31,   Nine Months Ended December 31,
                          -----------------------------------------------------------
                               1995           1994          1995            1994
                               % of Net        % of  Net       % of  Net        % of  Net
                       Amount  Revenues  Amount Revenues Amount Revenues Amount Revenues
  Set-top          $  1,323       7.5% $23,308  89.0% $ 4,092   10.3% $ 24,607    72.2%
  Desk-top           12,066      68.7%   1,487   5.7%  27,603   69.5%    5,205    15.3%
  On-line, OEM, licensing
   and other          4,189      23.8%   1,390   5.3%   8,050   20.2%    4,257    12.5%
                    --------------------------------------------------------------------
                   $ 17,578     100.0% $26,185 100.0% $39,745  100.0%  $34,069   100.0%
                     =======    ====== ======= ====== ======   =====  ======= =======

     For purposes of the foregoing presentation, net revenues from set-top systems relate to sales of entertainment software products designed by the Company for operation on a hardware device that is connected to a television set and displayed on a television screen. Examples of set-top systems include Super Nintendo Entertainment System ("SNES"), Sega Genesis ("SGS"), Sega Saturn ("Saturn"), Sony Playstation ("Playstation"), Atari Jaguar, CD-I and 3DO Multiplayer ("3DO"). The Company designs products for operation on many of these systems, and normally it is required to pay a license fee for the right to create products for a particular system. Net revenues from desk-top systems relate to sales of those entertainment software products designed by the Company for operation through a personal computer's operating system software and that is displayed on the computer's monitor. Examples of computer operating systems include MS-DOS, Windows and the Macintosh operating system. The Company generally is not obligated to pay an operating system license fee for the right to produce desk-top products.

     Included in on-line, OEM, licensing and other revenues is approximately $750,000 related to the settlement and sale of certain product licensing rights back to the original licensor.

     Net revenues by source were as follows (amounts in thousands):
                          Quarter Ended December 31    Nine Months Ended December 31,
                             -------------------------------------------------------
                               1995           1994          1995            1994
                              --------------------------------    -----------------------
                               % of Net       % of  Net      % of  Net      % of Net
                        Amount Revenues AmountRevenues AmountRevenues AmountRevenues
   Activision Studios  $ 15,815   90.0% $26,124  99.8% $37,091  93.3% $33,362  97.9%
   Acquisitions and
     Affiliated Labels    1,763   10.0%      61   0.2%   2,654   6.7%     707   2.1%
                         -----------------------------------------------------------
                       $ 17,578  100.0% $26,185  100.0% $39,745 100.0% $34,069 100.0%
                        ======= ======= ======= ======= ======= ====== ======== =====

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

Cost of Goods Sold

     Cost of goods sold related to set-top, desk-top and OEM revenues represent the manufacturing and related costs of computer software and video games. Manufacturers of the Company's computer software are located in the United States and Europe and are readily available. Set-top cartridges and CDs are manufactured by the respective video game console manufacturers, such as Nintendo, Sega and Sony, who require significant lead time to fulfill the Company's orders.

     Also included in cost of goods sold is royalty expense related to amounts due to developers, title owners or other royalty participants based on product sales. Various contracts are maintained with developers, product title owners or other royalty participants which state a royalty rate and term of agreement, among other items. The decrease in cost of goods sold is a result of the shift in the Company's strategy from cartridge-based set-top products to CD-based desk-top products.

Gross Profit

     For the quarter ended December 31, 1995, gross profit as a percentage of net revenues was 59.4% compared to 37.9% for the quarter ended December 31, 1994. The majority of the Company's revenues in the quarter ended December 31, 1995 were derived from desk-top products that carry a higher gross profit than set-top products. In contrast, revenues derived from set-top products represented a greater portion of total net revenues in the quarter ended December 31, 1994. The increase in gross profit also was due to the increase in on-line, OEM, licensing and other revenues, which carry higher gross profit.

     Gross profit increased as a percent of net revenues from 42.5% for the nine months ended December 31, 1994 to 61.2% for the nine months ended December 31, 1995. The increase in gross margin over this period was primarily due to the overall shift in the Company's product mix from cartridge-based set-top products to CD-based desk-top products.

Operating Expenses

                          Quarter Ended December 31,   Nine Months Ended December 31,
                           ----------------------------------------------------------
                               1995           1994          1995            1994
                           ----------------------------------------------------------
                               % of Net        % of  Net       % of  Net       % of Net
                         Amount Revenues Amount Revenues Amount Revenues Amount Revenues
    Product development  $4,163   23.7% $2,247    8.6% $12,807   32.2% $5,315   15.6%
    Sales and marketing   3,200   18.2%  5,566   21.3%   9,290   23.4%  8,187   24.0%
    General and
      administrative      1,190    6.8%    871    3.3%   3,332    8.4%  2,288    6.7%
    Amortization of
         intangible assets  321    1.8%    321    1.2%     963    2.4%    963    2.8%
                        -------------------------------------------------------------
                        $ 8,874   50.5% $9,005   34.4% $26,392   66.4% $16,753  49.1%
                        ======= ======= ====== ======= ======= ======== ====== ======

     Product development expenses increased due to the continued growth of the Company's product development departments, the increased number of products in product development and the increase in costs associated with enhanced production content and new technologies incorporated into such products. Approximately $3,507,000 and $8,249,000 of product development expenses for the quarter and nine months ended December 31, 1995, respectively, relate to
products which will be released in subsequent periods.   Sales and marketing
expenses decreased for the quarter as a result of a reduction in broadcast advertising, although such reduction was partially offset by the growth of the sales and marketing departments. General and administrative expenses increased due to an increase in head count related expenses as compared to the same period in the prior year.

     Amortization of intangible assets represents the amortization of the excess purchase price over identifiable assets acquired from the acquisition of Disc Company, Inc. on April 1, 1992 and the amortization of capitalized reorganization costs.

Other Income (Expense)

     Interest income, net, was $409,000 and $1,343,000 for the quarter and nine months ended December 31, 1995, respectively, compared to approximately $414,000 and $1,151,000 for the quarter and nine months ended December 31, 1994. The decrease for the quarter ended December 31, 1995 was due to lower average cash balances during the period as a result of the Company's purchases of its common stock in the open market in December 1995, while the increase for the nine months ended December 31, 1995 was due to the higher yields earned on cash and cash equivalents.

Provision for Income Taxes

     Income taxes represent foreign taxes withheld which may be available in the future as tax credits against future tax liability. In addition, the Company has significant net operating losses which may be carried forward against a portion of future taxable income for both federal and state tax purposes.

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

     Products are generally shipped as orders are received, and consequently the Company operates with little or no backlog. Net revenues in any quarter are therefore substantially dependent on orders booked and shipped in that quarter. The Company's expense levels are based in large part on the Company's product development and marketing budgets. The majority of product development and marketing costs are expensed as incurred, which is often before a product is ever released. As the Company increases its development and marketing activities, current expenses will increase and, if sales from previously released products are below expectations, net income is likely to be disproportionately affected. Due to all of the foregoing, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

                         LIQUIDITY AND CAPITAL RESOURCES

     On January 31, 1994, the Company completed a private placement of approximately 5,000,000 shares of its common stock. The net proceeds from this private placement, approximately $39.5 million, together with funds from operations, have been the Company's primary source of liquidity for the fiscal year ended March 31, 1995 and for the current fiscal year. At December 31, 1995, the Company had a balance of approximately $28.1 million of cash and cash equivalents.

     The Company uses its working capital to finance ongoing operations, including acquisitions of inventory and equipment, to fund the development, production, marketing and selling of new products, and to obtain intellectual property rights for future products from third parties.

     The Company's working capital decreased $6.6 million from March 31, 1995 to December 31, 1995 as a result of the Company's purchases of its common stock in the open market in the amount of $5.3 million, the funding of the Company's expanding operations and additional capital expenditures. At December 31, 1995, net accounts receivable and inventories were $14.2 million, an increase of $6.7 million from $7.5 million as of March 31, 1995. The increase is due primarily to an increase in the Company's product sales in the third quarter of the fiscal year as compared to the quarter ended March 31, 1995.

     As of December 31, 1995, total accounts payable and accrued liabilities were approximately $10.7 million versus $5.7 million at March 31, 1995. The increase at December 31, 1995 is related to the the increase in cost of goods sold as well as operating expenses related to the increase in the Company's product sales in the third quarter of the current fiscal year.

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


Date: February 13, 1996

ACTIVISION, INC.



     /S/Robert A. Kotick    Chairman, Chief Executive       February 13, 1996
      (Robert A. Kotick)    Officer (Principal Executive
                            Officer) and Director



     /S/Brian G. Kelly     Chief Operating and Financial     February 13, 1996
       (Brian G. Kelly)    Officer  and Director
                           (Principal Financial Officer)



     /S/Barry J. Plaga      Chief Accounting Officer         February 13, 1996
      (Barry J. Plaga)      (Principal Accounting Officer)