Form 10-K
period 1996-03-31
ACTIVISION INC /NY
filed 1996-07-08
CIK 718877

F-
                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   Common Stock, par value $.000001 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes ___X___     No _______

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on July 2, 1996 was $152,768,000.

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes __X__    No _____

The number of shares of the registrant's Common Stock outstanding as of July 2, 1996 was 13,854,745.

                       DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the Annual Meeting of Shareholders to be held on August 22, 1996 are incorporated by reference into
Part III of this Annual Report.


                                      INDEX


                                                         Page No.
PART I.

     Item 1.Business                                         3

     Item 2.Properties                                      16

     Item 3.Legal Proceedings                               16

     Item 4.Submission of Matters to a Vote of Security
      Holders                                               16

PART II.

     Item 5.Market for Registrant's Common Equity and
      Related Stockholder Matters                           17

     Item 6.Selected Consolidated Financial Data            19

     Item 7.Management's Discussion and Analysis of
      Financial Condition and Results of Operations         20

     Item 8.Consolidated Financial Statements and
      Supplementary Data                                    26

     Item 9.Changes In and Disagreements with Accountants
      on Accounting and Financial Disclosure                26

PART III.

     Item 10.Directors and Executive Officers of the
      Registrant                                            27

     Item 11.Executive Compensation                         27

     Item 12.Security Ownership of Certain Beneficial
      Owners and Management                                 27

     Item 13.Certain Relationships and Related
      Transactions                                          27

PART IV.

     Item 14.Exhibits, Financial Statement Schedules,
      and Reports on Form 8-K                               28

SIGNATURES                                                  31




                                     PART I


Item 1.   BUSINESS

     (a)  General

          Activision, Inc. (together with its subsidiaries, the "Company") is a diversified international publisher and developer of interactive entertainment software in a wide variety of formats. The Company was incorporated in California in 1979. In December 1992, the Company reincorporated in Delaware.

     (b)  Financial Information About Industry Segments

          The Company operates in one industry segment: publishing floppy-disk, cartridge and CD-based entertainment software. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

     (c)  Narrative Description of Business

     INDUSTRY BACKGROUND

          The interactive entertainment software market is composed of two markets: the desktop systems market -- software created for use on personal computers ("PCs"), including PCs utilizing the MS-DOS, Windows 3.1 and Windows 95 operating systems as well as Apple Macintosh computers; and the set-top systems market -- software created for dedicated game consoles that use the television as a display, including the Sony Playstation, Sega Saturn and Super Nintendo Entertainment Systems.

          Desktop Systems. According to IDC/LINK, 40% of U.S. households had at least one PC at the end of 1995. IDC/LINK is projecting this installed base to grow to 44% by the end of 1996. This increase in PC ownership appears to be spurred by lower-cost Pentium-based multimedia PCs ("MPCs") which incorporate higher-speed CD-ROM drives, modems and increasingly sophisticated graphics capabilities, as well as by the continued growth and interest in the Internet. IDC/LINK reports that MPC shipments to the home reached 8.9 million units in 1995 and are expected to increase to 11.2 million units in 1996, bringing the total installed base of MPC units to 25 million by the end of 1996. The improved functionality and ease-of-use provided by Windows 95, the continued production of compelling entertainment and education applications, and increasingly favorable price to performance ratios for PCs also appear to be major contributing factors to the increased growth in this industry.

          As a result of all these factors, demand is growing for PC-based entertainment software, as evidenced by increases in the sale of entertainment software titles. According to IDC/LINK, North American sales of entertainment software grew from $930 million in 1994 to $1.2 billion in 1995. IDC/LINK further expects 1996 sales to increase to $1.4 billion.
     The Company believes that the continued growth of the interactive entertainment market in the future will be dependent upon the development of increasingly sophisticated software incorporating advanced graphics and sound, compelling story lines and rewarding game play.

          Set-top Systems. The set-top systems market currently is finishing the transition from 16-bit systems to 32 and 64-bit systems ("next generation systems"). Next generation 32-bit systems have experienced healthy growth following their introduction in 1995 and have begun to establish significant installed bases. Sony's PlayStation has been particularly strong, establishing an installed base of approximately one million units in North America. The Company currently believes that the PlayStation will continue to enjoy major growth through 1996.

          According to IDC/LINK, the U.S. installed base of next generation systems at the end of 1995 was approximately 1.5 million units and will reach approximately 3.6 million units by the end of 1996. IDC/LINK projects further growth in the installed base of next generation systems to approximately 6.2 million units by the end of 1997. The Company believes that the continued success of these systems will be dependent upon the ability of hardware manufacturers to lower prices to a level that will allow for mass market penetration and a consistent supply of increasingly sophisticated software for the consumer.

          Distribution. The distribution channels for entertainment software have expanded significantly in recent years. During the 1980s, set-top entertainment software was sold primarily through mass merchants and toy stores. Desktop entertainment software typically was sold through specialty software stores. The distribution of desktop software is now expanding into traditional set-top channels such as mass merchants, specialty retailers and warehouse stores, while set-top software has begun to penetrate specialty software stores and other traditional desktop outlets. Although the number of distribution channels for entertainment software has increased overall, an abundance of new software titles has forced retailers to be highly selective when allocating shelf space. Competition for shelf space has intensified as retailers, especially mass merchants, continue to carry only products that are expected to sell in high volumes.

           To be successful in this more competitive distribution environment, companies must demonstrate to retailers that their products have broad appeal and can become best sellers. In order to achieve broad appeal, companies must utilize the enhanced capabilities of MPCs and next generation systems to create sophisticated products with high production values and appealing game play. Since this approach results in higher development budgets, companies that can institute disciplined development processes to lower cost overruns and innovative marketing campaigns that increase consumer awareness will be in the best position to maximize their return on product investments.

     CERTAIN CAUTIONARY INFORMATION

          In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Annual Report on Form 10-K) and oral statements made by or on behalf of its employees and representatives that may contain Oforward-looking statementsO within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

         Fluctuations In Quarterly Results; Future Operating Results Uncertain; Seasonality. The Company's quarterly operating results have in the past varied significantly and will likely in the future vary significantly depending on a variety of factors, many of which are not under the Company's control. Such factors include, but are not limited to, demand for the Company's products and those of its competitors, the size and rate of growth of the interactive entertainment software market, development and promotional expenses relating to the introduction of new products, changes in computing platforms, product returns, the timing of orders from major customers, delays in shipment, the level of price competition, the timing of product introduction by the Company and its competitors, product life cycles, software defects and other product quality problems, the level of the Company's international revenues, and personnel changes. Products are generally shipped as orders are received, and consequently, the Company operates with little or no backlog. Net revenues in any quarter are, therefore, substantially dependent on orders booked and shipped in that quarter.

         The Company's expenses are based in large part on the Company's product development and marketing budgets. Product development and marketing costs are expensed as incurred, which is often long before a product ever is released. In addition, a large portion of the Company's expenses are fixed. As the Company increases its development and marketing activities, current expenses will increase and, if sales from previously released products are below expectations, net income is likely to be disproportionately affected.

         Due to all of the foregoing, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

         The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to consumer buying patterns. Net revenues are typically significantly higher during the fourth calendar quarter, due primarily to the increased demand for consumer software during the year-end holiday buying season. Net revenues in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. For example, the Company's net revenues in its last five quarters were $6.6 million for the quarter ended March 31, 1995, $3.3 million for the quarter ended June 30, 1995, $18.8 for the quarter ended September 30, 1995, $17.6 million for the quarter ended December 31, 1995 and $21.6 million for the quarter ended March 31, 1996. The Company expects its net revenues and operating results to continue to reflect significant seasonality.

         Dependence On New Product Development; Product Delays. The Company's future success depends on the timely introduction of successful new products to replace declining revenues from older products. If, for any reason, revenues from new products were to fail to replace declining revenues from older products, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the Company believes that the competitive factors in the interactive entertainment software marketplace create the need for higher quality, distinctive products that incorporate increasingly sophisticated effects and the need to support product releases with increased marketing, resulting in higher development and marketing costs. The lack of market acceptance or significant delay in the introduction of, or the presence of a defect in, one or more products could have material adverse effect on the Company's business, operating results and financial condition, particularly in view of the seasonality of the Company's business. Further, because a large portion of a product's revenue is generally associated with initial shipments, the delay of a product introduction expected near the end of a fiscal quarter may have a material adverse affect on operating results for that quarter.

         The Company has, in the past, experienced significant delays in the introduction of certain new products. The timing and success of interactive entertainment products remain unpredictable due to the complexity of product development, including the uncertainty associated with technological developments. Although the Company has implemented substantial development controls, there will likely be delays in developing and introducing new products in the future. There can be no assurance that new products will be introduced on schedule, or at all, or that they will achieve market acceptance or generate significant revenues.

         From time to time, the Company utilizes independent contractors for certain aspects of product development and production. The Company has less control over the scheduling and the quality of work by independent contractors than that of its own employees. A delay in the work performed by independent contractors or a lack of quality in such work may result in product delays. Although the Company intends to focus on internal product development, the Company's business and future operating results will depend, in part, on the Company's continued ability to maintain relationships with skilled independent contractors. There can be no assurance that the Company will be able to maintain such relationships.

         Uncertainty Of Market Acceptance; Short Product Life Cycles. The market for entertainment systems and software has been characterized by shifts in consumer preferences and short product life cycles. Consumer preferences for entertainment software products are difficult to predict and few entertainment software products achieve sustained market acceptance. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, that such acceptance will be sustained for any significant period, or that product life cycles will be sufficient to permit the Company to recoup development, marketing and other associated costs. In addition, if market acceptance is not achieved, the Company could be forced to accept substantial product returns to maintain its relationships with retailers and its access to distribution channels. Failure of new products to achieve or sustain market acceptance or product returns in excess of the Company's expectations would have a material adverse effect on the Company's business, operating results and financial condition.

         Product Concentration; Dependence On Hit Products. A key aspect of the Company's strategy is to focus its development efforts on selected, high quality software entertainment products. The Company derives a significant portion of its revenues from a select number of high quality entertainment software products released each year, and many of these products have substantial production and marketing budgets. Due to this dependence on a limited number of products, the Company may be adversely affected if one or more principal entertainment software products fail to achieve anticipated results. During fiscal 1995, approximately 59% of the Company's net revenues were derived from one title. During fiscal 1996, approximately 49% of the Company's net revenues were derived from one other title.

         Industry Competition; Competition For Shelf Space. The interactive entertainment software industry is intensely competitive. Competition in the industry is principally based on product quality and features, the compatibility of products with popular platforms, company or product line brand name recognition, access to distribution channels, marketing effectiveness, reliability and ease of use, price and technical support. Significant financial resources also have become a competitive factor in the entertainment software industry, principally due to the substantial cost of product development and marketing that is needed for best-selling titles. In addition, competitors with large product lines and popular titles typically have greater leverage with distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles.

         The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. The Company's competitors currently include Electronic Arts, Inc., Lucas Arts Entertainment Company, Microsoft Corporation ("Microsoft"), Sega, Nintendo, Sierra On-Line, Inc., Good Times Interactive, Inc., Interplay, Inc. and Maxis, Inc., among many others. In addition, the Company believes that new competitors, including large divisions of major media and communications companies such as Viacom, Inc., Time Warner, Inc., The Walt Disney Company and Dreamworks SKG, are entering the market or are increasing their focus on the entertainment software market, resulting in greater competition for the Company.

         As competition increases, significant price competition, increased production costs and reduced profit margins may result. In addition, competition from new technologies, such as on-line or networked games, may reduce demand in markets in which the Company has traditionally competed. Prolonged price competition or reduced demand would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse affect on its business, operating results and financial condition.

         Retailers typically have a limited amount of shelf space, and there is intense competition among entertainment software producers for adequate levels of shelf space and promotional support from retailers. As the number of entertainment software products increase, the competition for shelf space has intensified resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. The Company's products constitute a relatively small percentage of a retailer's sale volume, and there can be no assurance that retailers will continue to purchase the Company's products or promote the Company's products with adequate levels of shelf space and promotional support.

         Changes In Technology And Industry Standards. The consumer software industry is undergoing rapid changes, including evolving industry standards, frequent new platform introductions and changes in consumer requirements and preferences. The introduction of new technologies, including operating systems such as Microsoft's Windows 95 and media formats such as on-line delivery, could render the Company's previously released products obsolete or unmarketable. The development cycle for products utilizing new operating systems, microprocessors or formats may be significantly longer than the Company's current development cycle for products on existing operating systems, microprocessors and formats and may require the Company to invest resources in products that may not become profitable. There can be no assurance that the mix of the Company's future product offerings will keep pace with technological changes or satisfy evolving consumer preferences or that the Company will be successful in developing and marketing products for any future operating system or format. Failure to develop and introduce new products and product enhancements in a timely fashion could result in significant product returns and inventory obsolescence and could have a material adverse effect on the Company's business, operating results and financial condition.

         Limited Protection Of Intellectual Property And Proprietary Rights; Risk Of Litigation. The Company holds copyrights on its products, manuals, advertising and other materials and maintains trademark rights in the Company name, the Activision logo, and the names of products published by the Company. The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. Unauthorized copying is common within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As is common in the industry, from time to time the Company receives notices from third parties claiming infringement of intellectual property rights of such parties. The Company investigates these claims and responds as it deems appropriate. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. Further, the Company enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence On Key Personnel. The Company's success depends to a significant extent on the performance and continued service of its senior management and certain key employees. In particular, the loss of the services of Robert A. Kotick, Brian G. Kelly or Howard E. Marks could have a material adverse effect on the Company. The Company maintains life insurance policies only on Messrs. Kotick, Kelly and Marks. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. Although the Company generally enters into term employment agreements with its skilled employees and other key personnel, there can be no assurance that such employees will not leave the Company or compete against the Company. The Company's failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse affect on the Company's business, operating results and financial condition.

         Dependence On Distributors; Risk Of Customer Business Failure; Product Returns. Certain mass market retailers have established exclusive buying relationships under which such retailers will buy consumer software only from one or two intermediaries. In such instances, the price or other terms on which the Company sells to such retailers may be adversely affected by the terms imposed by such intermediaries, or the Company may be unable to sell to such retailers on terms which the Company deems acceptable. The loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers could materially adversely affect the Company's business, operating results and financial condition. Distributors and retailers in the computer industry have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment. Although the Company maintains a reserve for uncollectible receivables that it believes to be adequate, a payment default by a significant customer could have a material adverse affect on the Company's business, operating results and financial condition.

         The Company also is exposed to the risk of product returns from distributors and retailers. Although the Company provides reserves for returns that it believes are adequate, and although the Company's agreements with certain of its customers place certain limits on product returns, the Company could be forced to accept substantial product returns to maintain its relationships with retailers and its access to distribution channels. Product returns that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition.

         Risks Associated With International Operations. International sales and licensing accounted for 24%, 28% and 23% of the Company's total revenues in the fiscal years 1994, 1995 and 1996, respectively. The Company intends to continue to expand its direct and indirect sales and marketing activities worldwide. Such expansion will require significant management time and attention and financial resources in order to develop adequate international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, the costs of transferring and localizing products for foreign markets, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenues or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and licensing and thus the Company's business, operating results and financial condition.

         Risk Of Software Defects. Software products such as those offered by the Company frequently contain errors or defects. Despite extensive product testing, in the past the Company has released products with defects and has discovered software errors in certain of its product offerings after their introduction. In particular, the personal computer hardware environment is characterized by a wide variety of non-standard peripherals (such as sound cards and graphics cards) and configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. There can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

     STRATEGY

          The Company's objective is to be a worldwide leader in the development and delivery of exceptional and innovative interactive entertainment software designed for a range of platforms, appealing to existing and new audiences for entertainment software products, and incorporating sophisticated graphics, sound, video, compelling story lines and game experiences. The Company's strategy includes the following elements:

          Develop best-selling titles. The Company believes that competitive factors in the interactive entertainment software marketplace create the need for higher quality, distinctive products that provide superior gaming experiences. Accordingly, the Company intends to focus on a select number of major new titles each year. Several of these titles will be based on existing franchises, while others will be based on new concepts. The Company intends to support the development, production and marketing of these titles with the resources necessary to create best selling products. In order to reduce the financial risks associated with the higher budgets required for this strategy, the Company may from time to time pre-sell various rights, including ancillary rights and rights with respect to delivery platforms which the Company does not intend to support itself, in selected geographical territories.

          Leverage and enhance franchise properties. The Company seeks to develop product franchises that have sustainable consumer appeal and brand recognition. Through its long history in personal computer and video gaming, the Company has accumulated a rich backlist of titles, several of which were best-sellers when originally released. The Company has successfully converted a number of these popular titles to franchise product lines, including its Zork, Shanghai and Pitfall series. For example, the Company has released seven versions of Zork since the introduction in 1982 of the original Zork title, including, Return to Zork, which has sold over one million copies since its introduction in 1993, and the recently released Zork Nemesis. The Company intends to create additional franchises from its broad library of content and from new, original concepts.

          Disciplined product development and production processes. The Company recently has implemented product development and production processes that are designed to limit cost and schedule overruns within an environment that fosters creativity. Such processes enable the Company to identify and address the majority of the technical and creative risks before the Company commences production of the title. The Company has also implemented a series of defined, measurable milestones throughout development and production in order to increase its ability to maintain control over these processes.

          Utilize studio model. The Company develops and produces products using a studio model, in which a core group of creative, production, technical, marketing and financial professionals at the Company have overall responsibility for the entire development and production processes and for the supervision and coordination of internal and external resources. The Company believes that this studio model allows the Company to supplement internal expertise with top quality external resources on an as needed basis.

          Focus on CD-ROM based systems and other popular platforms. The Company seeks to capitalize on the popularity of platforms as they are adopted by consumers. The Company's current focus is on CD-ROM products to be used with MPCs. During the fiscal year ended March 31, 1996, approximately 91% of the Company's revenues were from CD-ROM products to be used with MPCs. The Company also believes that the next generation systems will become popular platforms in the future and, accordingly, it currently is developing certain of its existing titles, as well as several new titles, for these platforms. In order to maintain platform flexibility, the Company has developed proprietary development and production processes and cross-platform authoring tools that enable it to develop products that can be adapted to multiple platforms efficiently.

          Develop and utilize proprietary technologies. The Company has developed proprietary development tools which enable its producers, directors, artists and programmers to achieve visual and creative effects that differentiate the Company's products. For example, MechWarrior 2 utilized specialized real-time 3-D texture mapping and sophisticated artificial intelligence. Zork Nemesis utilized technology allowing for true 360 degree movement within an environment. All of these tools were developed by the Company's technology teams. The Company intends to continue to develop and utilize proprietary technologies to create products that provide innovative interactive experiences.

          Expand distribution channels. The Company's strategy is to continue to expand its independent, direct distribution of its products. Through its internal sales force, the Company sells its software products directly to major computer and software retailing organizations, consumer electronic stores, discount warehouses and mail order companies in North America. For the fiscal year ended March 31, 1996, 61% of the Company's North America publishing revenues were direct to these retail organizations. The Company believes that a direct relationship with retail accounts results in more effective inventory management, merchandising and communications than would be possible through indirect relationships. The Company seeks to continue to increase the number of retail outlets reached through its sales force and also is enhancing its current distribution relationships by introducing real-time ordering and invoicing links to its major distribution partners. In addition, the Company intends to pursue further direct international sales and distribution activities.

     PRODUCTS

          The Company is best known for its action, adventure and action/simulation products. However, it recently has expanded its product line into new categories and expects to continue such expansion efforts.

          The Company's platform strategy is to capitalize on the popularity of hardware platforms as they are adopted by consumers. Many of the Company's products are released in multiple formats for use on more than one desktop or set-top systems. The Company has developed interactive entertainment software for a variety of platforms since its founding in 1979. Throughout the 1980s the Company developed over 100 titles for the Apple Macintosh, MS-DOS compatible, Amiga and Commodore platforms as well as the Atari
     2600 and 8-bit and 16-bit set-top systems. The majority of the Company's current titles are being developed for PCs using the Windows 95 and MS-DOS operating systems. The Company also expects to introduce products for the next generation systems during the fiscal year ending March 31, 1997.

          The Company's current and future products can be divided into four categories:

          Franchise Products. Franchise Products include one or more lines of products based on an original best selling title and are then extended to sequels and related products. All Franchise Products are based on underlying properties that are owned by the Company.

          Licensed Products. Licensed Products consist of titles based on licensed properties. Some of these products have been extended to series. The Company does not consider them Franchise Products, however, as it does not control the underlying content.

          Original Products. Original Products consist of releases based on original characters or concepts. Because the underlying properties of these titles are owned or controlled by the Company, these titles, if successful can become new "franchises."

          Catalog Products. Catalog Products consists of collections of backlist or "classic" titles which the Company has been able to compile and repackage for current popular platforms.

          The Company's focus is on creating new franchises and extending franchises through the introduction of new products based on existing franchises. The Company believes that its Original Products will play an important role in creating future franchises. Catalog Products represent a relatively small portion of the Company's revenues, but require little development investment and in the past have been highly profitable. From time to time the Company also may continue to license properties for new Licensed Products. Licensed Products are expected to comprise a smaller portion of the Company's revenues over time, however, as it focuses its development effort on Original Products.

       Franchise Products. The Company seeks to create product franchises which have sustainable consumer appeal and brand recognition. Through its long history in interactive entertainment software, the Company has accumulated a rich backlist of titles, a number of which were best-sellers. The Company has converted three of these titles, Zork, Pitfall and Shanghai, - to Franchise Product lines. For example, the Company has released six additional titles in the Zork series since the introduction in 1982 of the original Zork title, including most recently Zork Nemesis. Since April 1, 1993, the Company has sold more than 3.3 million copies of products based on the Zork, Pitfall and Shanghai properties.

           ZORK: Zork is an adventure series in which the player is placed into a fantasy world where he must save mankind by picking up objects, finding his way through the world, killing or avoiding characters and solving puzzles. The original Zork and the next four releases were text-based games released on the Apple II, MS-DOS and Atari platforms. Return to Zork incorporated video and graphics for the first time into the Zork universe and was released for the MS-DOS and Macintosh platforms. Zork Nemesis, for Windows 95 and MS-DOS, was released in March 1996; Zork Nemesis currently is being developed for the Macintosh, Playstation and Saturn systems.

           PITFALL!: Pitfall!, an action/adventure game originally released on the Atari 2600 system in 1982, was one of the industry's best selling video game titles. Throughout the game, players must guide Pitfall Harry through a series of settings, avoiding traps and evil characters. The most recent Pitfall product, Pitfall: The Mayan Adventure, was released in 1994 and is available for use on the Windows 95, SNES, Genesis, Sega 32X and Sega CD systems. The Company's next Pitfall game, tentatively titled Pitfall 3-D, currently is under development for the Windows 95, Playstation and Saturn systems.

           SHANGHAI: Shanghai is an internationally popular strategy game based on the ancient Chinese game of mahjongg, which requires players to manipulate intricately designed tiles. Shanghai titles are available on a variety of platforms, including MS-DOS, Windows 3.1, Windows 95, Macintosh, Saturn, SNES, 3DO and Genesis.

           Other Franchise Products. The Company currently intends to publish a sequel to one of its older best selling titles, Planetfall, a science fiction text adventure game first introduced in 1982. The Company intends to introduce the Planetfall sequel for Windows 95, Playstation and Saturn in fiscal 1998. However, there can be no assurance that such product will be released on schedule or at all and, if introduced, that it will generate any significant revenues or become a successful franchise.

       Licensed Products. The Company selectively licenses from third parties intellectual property or other character or story rights, including rights associated with motion pictures or literary properties, and then develops titles based on these rights. Certain of these products have been extended into series; the Company does not consider them Franchise Products, however, since the underlying property is not owned and, therefore, controlled by the Company. Licensed Products are attractive to the Company because of the proven nature of the underlying property and, in certain cases, because they enable the Company to enter new areas, such as children's titles, with a well known property, thereby reducing risk. In developing products based on licensed intellectual property rights, the Company seeks to capitalize on the name recognition, marketing efforts and goodwill associated with the underlying property. Certain of the Company's currently available or soon to be released Licensed Products are:

           BATTLETECH/MECHWARRIOR -- Since 1987, when the Company released the first of the action/adventure games in this series for use with the MS-DOS operating system, the Company has released six additional titles based on the "Battletech Universe." The most recent of such titles is MechWarrior 2, which was released in 1995 for the MS-DOS operating system. In December 1995, the Company released an add-on disc to MechWarrior 2 entitled MechWarrior 2 Expansion Pack: Ghost Bear's Legacy, as well as a version of MechWarrior 2 that operates on the Windows 95 operating system and allows for head-to-head combat via modem and multi-player interaction over a local area network. Other titles in the MechWarrior series previously released by the Company include MechWarrior (SNES) and MechWarrior 3050 (SNES). During fiscal 1997, the Company expects to release MechWarrior 2 on the Playstation and Saturn systems. It also intends to introduce a sequel to MechWarrior 2 for the MS-DOS and Windows 95 systems entitled MechWarrior 2: Mercenaries. There can be no assurance that any such products will be released on schedule or at all and, if introduced, that they will generate any significant revenues.

           EARTHWORM JIM -- A humorous action game, Earthworm Jim is based on the set-top game. In the game, Jim is a simple worm who suddenly finds himself endowed with super-human qualities. The Company released this game for the Windows 95 platform in 1995.

           MUPPET TREASURE ISLAND -- This desktop children's title under development features Kermit the Frog, Miss Piggy, actor Tim Curry and a host of other Muppet characters. The Muppet Treasure Island CD-ROM is based on a feature film of the same name, which was produced by Jim Henson Productions and released by Walt Disney Pictures in February 1996. The Company currently expects to release this title in the fall of 1996.

       Catalog Products. The Company continues to exploit its extensive library of content by re-packaging and re-releasing many of its original successful products in collection formats. For example, the Company released seven collections of computer text adventures that previously were published under the Infocom brand name, including two which were released by the Company under the title Lost Treasures of Infocom, three collections of Atari 2600 video games under the title Activision's Atari 2600 Action Pack, and one collection of Commodore 64 games under the title Activision's Commodore 64 15 Pack. The latter two series of collections have been converted for use with one or more of the MS-DOS, Windows 3.1, Windows 95 and Macintosh operating systems. The Company intends to continue to exploit its library through compilations and re-releases as opportunities arise. Since April 1, 1993, the Company has shipped more than 370,000 copies of products of this nature.

       Original Products. In addition to exploiting its existing library of content, the Company develops and publishes new entertainment software products based on original characters or concepts conceived by the Company's staff and independent writers and designers. Because the elements of these titles are owned by the Company, these titles, if successful, can become new "franchise" properties serving as a basis for sequels, adaptations and further ancillary exploitation. However, there can be no assurance that any of these products will be released on schedule and, if released, that they will develop into franchise products. Original Products that the Company recently has released or currently is developing and producing for Windows 95 and/or the next generation systems include:

           SPYCRAFT: THE GREAT GAME -- An espionage thriller, Spycraft:
           The Great Game teams former adversaries William Colby, ex-CIA director, and Oleg Kalugin, former KGB Major General, as consultants on the project and actors in the game. As a CIA operative, the player is drawn into the dangerous world of international intrigue. The product was released on the MS-DOS, Windows 95 and Macintosh platforms in March 1996.

           HYPERBLADE -- A fast-action, real time, 3-D, multiplayer sports game, HyperBlade combines the hard-hitting action of such sports as hockey, soccer, lacrosse and speed skating and pits players against each other in a 3-D virtual arena.

           SANTA FE MYSTERIES -- A role-playing murder mystery series set in Sante Fe, New Mexico.

           INTERSTATE `76 -- An off-road, 3-D, real time automotive combat simulation game, set in the 1970s, in which the player drives a 1969 Fairlane Cobra in a race to save America by finding and protecting the last oil refinery from the evil forces of OPEC.

           BLAST CHAMBER -- A unique action game set in a rotatable 3-D cube which allows up to four players to challenge each other in a pressure-packed race against time. Players must stay one step ahead of their opponents as they maneuver their character through an intricate maze of obstacles, obtain control of a crystal and place it into the appropriate transmitter before a deadly time bomb strapped to their character is triggered.

       Affiliated Label Products. The Company also periodically publishes and distributes software products for other developers. As the Company seeks to associate the "Activision" mark only with the highest quality interactive entertainment products, it is selective in acquiring publishing and distribution rights from third party developers. All of such products are marketed under the Company's name as well as the name of the original developer. The Company believes that this affiliated label business enables it to leverage its investment in its marketing and sales forces and add a new source of products without incurring all of the risks inherent in original product development and production. Certain of the Company's currently available or soon to be released affiliated label products are:

           TIME COMMANDO -- A sophisticated 3-D real-time, action-adventure game with vivid pre-rendered backgrounds. Featuring nine distinct time periods, players travel deep into the past and are propelled forward into the future as they battle over 60 historical enemies using over 50 different types of weapons. In each world, players face enemies representative of the time period, and must master the weapons of that era to defeat opponents.

            MIGHTY MORPHIN POWER RANGERS COLORING BOOK, MIGHTY MORPHIN POWER RANGERS JIGSAW PUZZLES, MIGHTY MORPHIN POWER RANGERS PRINT KIT, MIGHTY MORPHIN POWER RANGERS CREATE A MOVIE, MIGHTY MORPHIN POWER RANGERS SCREEN SAVER -- These five separate titles released in November and December 1995 feature the Mighty Morphin Power Rangers, including digitized images from the Power Rangers' television series as well as "Mighty Morphin Power Rangers: The Movie."

          OPERATING DIVISIONS

     Activision Studios

       Activision Studios, the Company's development and production group, is responsible for the selection, design, development, production, quality assurance and customer support of the Company's interactive entertainment software products. The Company's creative development and production staff selects and develops new products, adapts existing products for additional hardware platforms, modifies licensed or acquired products and manages the external development of products by independent developers.

       Product Development. The Company develops and produces products using a studio model, in which a core group of creative, production, technical, marketing and financial professionals on staff at the Company have overall responsibility for the entire development and production process and for the supervision and coordination of internal and external resources. Each project team, which is led by a game producer and includes one or more associate producers, game designers, production coordinators, a creative executive, a technology executive and a quality assurance manager, all of whom are on the Company's staff, assembles the necessary creative elements, using where appropriate outside programmers, graphic and other artists, animators, musicians and songwriters, sound effects and special effects experts, and sound and video studios. The Company believes that this model allows the Company to supplement internal expertise with top quality external resources on an as needed basis.

       The Company has adopted and implemented a rigorous internal procedure for the selection, development, production and quality assurance of its entertainment software titles. The process involves a pre-development phase, a development phase and a production phase, each of which includes various measurable performance milestones. This procedure is designed to enable the Company to manage and control production and development budgets and timetables, to identify and address production and technical issues quickly, and to coordinate marketing and quality control strategies throughout the production and development phases, all in an environment that fosters creativity. Checks and balances are provided through the structured interaction of the project team with the Company's creative, technical, marketing and quality assurance/customer support personnel, as well as the legal, accounting and finance departments.

       Before actual development can begin on a new title, the product concept is subjected to a preliminary development process designed to ensure that there is a clear and sound vision for the product. At the conclusion of this pre-development process, which can last up to six months, management will have approved a preliminary design document, a comprehensive development budget and schedule and a staffing plan for the development and production phases. A creative executive also will have been assigned to the project. The development phase, which lasts from four to six months after pre-development, includes the assignment of the internal project team, the identification of external talent and suppliers and the preparation of a final design document and a complete plan for the product.

       During the production process, which can last six to 18 months after conclusion of development, the Company requires regular budget and other reviews and reports to enable management to monitor all aspects of the production process. Key elements of the production process include the assembling of all creative elements in a manner that maximizes the efficiency with which the title can be converted to new platforms and translated and localized for new markets, and the planning and implementation of the marketing strategy for the product.

       Quality Assurance and Customer Support. The Company's quality assurance personnel are involved throughout the development and production processes for each title, and products are subjected to extensive testing before release. To support its products after release, the Company provides on-line support on a 24-hour basis and operator help lines during regular business hours. The customer support group tracks customer inquiries and this data is used to improve the development and production processes.

     Marketing

       The Company's marketing efforts include on-line activities (such as the creation of World Wide Web pages specifically to promote Zork Nemesis,
     Spycraft: The Great Game, The Elk Moon Murder and Muppet Treasure Island), public relations, print and broadcast advertising, coordinated in-store and industry promotions including merchandising and point of purchase displays and participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or on compact discs. In addition, the Company's most recent products contain software that enables customers to Oelectronically registerO their purchases with the Company via modem. Through this process, the Company captures electronic mail addresses for its customers as well as a variety of additional market research data. The Company intends to increase its on-line marketing activities using these electronic mail addresses for direct response promotions, and making its titles and upgrades available for sale through on-line services when appropriate.

       The Company believes that certain of its franchise properties (such as the Zork series) have loyal and devoted audiences who purchase the Company's sequels as a result of dedication to the property and satisfaction from previous product purchases. Marketing of these sequels is therefore directed both toward the established market as well as broader audiences. In marketing titles based on feature films or other licensed properties, the Company believes that it derives marketing synergies and related benefits from the marketing and promotional activities of the property owners.

     Sales and Distribution

       Domestic sales and distribution. The Company's products are domestically available for sale or rental in thousands of retail outlets ranging from consumer electronics and computer specialty stores to department stores, discount chains, video rental stores and toy stores. The Company's customers in these categories include Best Buy, CompUSA, Computer City, Neostar, Egghead Discount Software, Electronic Boutique, Sears, WalMart, K-Mart, Target, Blockbuster Video and Toys "R" Us. For the fiscal year ended March 31, 1996, sales made to two customers (CompUSA and Best Buy) accounted for approximately 6% and 7% of consolidated net revenues of the Company, respectively. The loss of either of such customers could have a material adverse impact on the Company's business, operating results and financial condition. The majority of the Company's North American sales are made directly to the retailers. The Company believes that a direct relationship with retail accounts results in more effective inventory management, merchandising and communications than would be possible through indirect relationships. The Company has implemented EDI linkage with several retailers to facilitate the placing and shipment of orders. The Company seeks to continue to increase the number of retail outlets reached directly through its internal sales force. To a lesser extent, the Company sells its products through wholesale distributors, such as Ingram Micro, Handelman and Merisel.

       International Sales and Distribution. The Company conducts a substantial portion of its international sales, licensing and distribution activities through its offices in Japan, England and Australia. At present, the Company's office in Australia handles the Company's distribution and marketing efforts in Australia, New Zealand, Singapore, and other South Pacific Rim countries. Through its office in Japan, the Company facilitates the licensing and distribution of its products in the Japanese and certain other Asian markets. The licensing and distribution of the Company's products in Europe is performed through the Company's London office. The Company recently established a sales office in Miami to oversee the Company's distribution and marketing efforts in Latin America. The Company seeks to broaden the distribution of its products in international markets by translating and localizing certain of its products into foreign languages. The Company also currently intends to increase its staff in Japan so that new titles can be developed and published directly by the Company for the Japanese market. To this end, the Company may seek new development partners in Japan.

       OEM Transactions. The Company seeks to enhance the distribution of its products through licensing arrangements with original equipment manufacturers ("OEM"s). Under these arrangements, one or more of the CompanyOs titles are ObundledO with hardware or peripheral devices sold and distributed by the OEM so that the purchaser of the hardware or device obtains the Company's software as part of the purchase or on a discounted basis. Although it is customary for the Company to receive a lower per unit price on sales through OEM bundle arrangements, the OEM customer makes a high unit volume commitment to the Company and there are no associated marketing costs. In addition, the Company from time to time receives substantial advance payments from the OEM customer. The Company also believes that such arrangements can substantially expand the distribution of its titles to a broader audience. Recent OEM partners include Microsoft, IBM, Sony, Compaq, Apple and NEC.

       Affiliated Developer Business. The Company periodically licenses or acquires from other developers software products for publishing and distribution by the Company. Acquired titles are marketed under the CompanyOs name as well as the name of the original developer. The agreements with affiliated developers provide for the grant to the Company of exclusive distribution rights for a specific period of time for specified platforms and territories.

     Licensing and Merchandising Activities

        The Company believes that a number of its products have the potential to be exploited in ancillary markets and media, such as product merchandising and traditional entertainment media. Directly and through third party agents, the Company actively is seeking opportunities for the exploitation of these ancillary rights. Potential opportunities include the publication of strategy guides for selected titles, the adaptation of titles into comic books, novels, television or motion pictures, and the licensing of product merchandising rights. The Company believes that these types of licensing activities can provide additional sources of revenue and increase the visibility of the title, thereby leading to additional unit sales and greater potential for additional sequels. There can be no assurance that the Company will be successful in exploiting its properties in ancillary markets or media.

       Similarly, the Company believes that there are opportunities for further exploitation of its titles through the Internet, on-line services such as America Online, Prodigy, the Microsoft Network and CompuServe, and through recently created on-line gaming services such as Dwango, X-Band and MPath. The Company has established "900" telephone numbers as hint lines for certain of its titles, and has realized revenues from large numbers of calls to these numbers. The Company also is actively exploring the establishment of on-line game playing opportunities, on-line hint sites, and Internet services as a method for realizing additional revenues from its products. There can be no assurance that the Company will be successful in exploiting these opportunities.

     HARDWARE LICENSES

       The Company's set-top products currently are being developed or published for one or more systems owned by Nintendo, Sega or Sony. Each of the set-top systems owned by these companies has unique and proprietary configurations. In order to gain access to the set-top systems that the Company currently is supporting, the Company has obtained licenses for each of the SNES, Genesis, Sega CD, Saturn and PlayStation systems. Each license allows the Company to create one or more products for the applicable system, subject to certain approval rights as to quality which are reserved by each licensor. Each license also requires that the Company pay the licensor a per unit license fee from product sales.

       In contrast, the Company currently is not required to obtain any license for the development and production of desktop products. Accordingly, the Company's per unit manufacturing cost for desktop products is less than the per unit manufacturing cost for set-top products.

     MANUFACTURING

       The Company prepares a set of master program copies, documentation and packaging materials for its products for each respective hardware platform on which the product will be released. Except with respect to products for use on the Nintendo, Sony and Sega systems, the Company's disk duplication, packaging, printing, manufacturing, warehousing, assembly and shipping are performed by third party subcontractors.

       In the case of products for the Nintendo, Sony and Sega systems, in order to maintain protection over their hardware technologies, such hardware producers generally specify and/or control the manufacturing and assembly of finished products. The Company delivers the master materials to the licensor or its approved replicator which then manufactures finished goods and delivers them to the Company for distribution under the Company's label. At the time the Company's product unit orders are filled by the manufacturer, the Company becomes responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

       To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products or material returns due to product defects.

     EMPLOYEES

          As of March 31, 1996, the Company had 319 employees, including 220 in Activision Studios, 43 in Sales and Marketing, 41 in Finance, Operations and Administration, two in Licensing and Merchandising and 11 in its offices in Japan, England and Australia.

          As of March 31, 1996, 88 of the Company's full-time employees were subject to term employment agreements with the Company. These agreements commit such employees to employment terms of between one and three years from the commencement of their respective agreements. Most of the employees subject to such agreements are members of either Activision Studios or the Company's Sales and Marketing divisions and perform services to the Company as directors, producers, associate producers, computer programmers, game designers, sales directors and product managers. The execution by the Company of employment agreements with such employees, in the Company's experience, significantly reduces the Company's turnover during the development and production of its entertainment software products and allows the Company to plan more effectively for future development activities.

          None of the Company's employees are subject to a collective bargaining agreement, and the Company has experienced no labor-related work stoppages.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

          See Note 9 of Notes to Consolidated Financial Statements included in
     Item 8.

Item 2.   PROPERTIES

          The Company's principal corporate, administrative, and product development offices are located in approximately 57,000 square feet of leased space in a building located at 11601 Wilshire Blvd., Los Angeles, California. The lease in Los Angeles was first entered into in November 1993. The following is a listing of all premises maintained by the Company at March 31, 1996:

            Location of
            Principal Facilities    Square Feet    Lease Expiration Date
            -----------------------------------    ---------------------
            Los Angeles, California   19,000          March 31, 1998
            Los Angeles, California   38,000          March 31, 1997
            London, United Kingdom     2,000          February 4, 1997
            Tokyo, Japan                 450          July 31, 1997
            Sydney, Australia            400          Month-to-Month

          The Company currently is searching for new premises for its Los Angeles offices. Although management believes that physical facilities that meet the Company's requirements are available in the Los Angeles area, there can be no assurance that it will be successful in its attempt to find such facilities on terms acceptable to the Company.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER
     MATTERS

          From October 22, 1993, through January 25, 1995 the Company's Common Stock was quoted on the NASDAQ SmallCap Market. Since January 26, 1995, the Common Stock has been quoted on the NASDAQ National Market.

          The table below reflects the range of high ask and low bid closing quotations, or high and low reported last sale prices, for each quarterly period during the Company's two most recent fiscal years, as discussed below.

          The following table sets forth the periods indicated at the high and low reported closing prices for the Common Stock.

                                                         High        Low
                                                      Ask/Sale    Bid/Sale
                                                      --------    --------
     Fiscal 1995
     ------------
            First Quarter ended June 30, 1994         $  7.62     $  5.00
            Second Quarter ended September 30, 1994   $  6.22     $  4.00
            Third Quarter ended December 31, 1994     $  5.75     $  3.25
            Fourth Quarter ended March 31, 1995       $  9.00     $  5.00

     Fiscal 1996
     ----------------
            First Quarter ended June 30, 1995         $ 7.18      $  5.75
            Second Quarter ended September 30, 1995   $19.75      $  6.75
            Third Quarter ended December 31, 1995     $18.50      $  8.13
            Fourth Quarter ended March 31, 1996       $15.13      $  8.63

     Fiscal 1997
     ----------------
             First Quarter ended June 30, 1996        $15.00       $11.75
             Second Quarter through July 2, 1996      $14.63       $13.00

          On July 2, 1996, the reported last sales price for the Common Stock was $14.00. As of March 31, 1996, the Company had approximately 5,500 stockholders of record, excluding banks, brokers and depository companies that are the stockholders of record for the account of beneficial owners.

          The Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends at any time in the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. Future dividends, if any, will depend upon the Company's earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

          During the period from December 11, 1996 to December 14, 1996 the Company purchased in open market transactions 500,000 of its shares of common stock, at prices ranging from $10.25 to $10.875, aggregating approximately $5.3 million. These purchases were made pursuant to the Company's announced share repurchase program. The company may from time to time in the future make additional open market purchases of its common stock.

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

          The Transfer Restrictions terminate by their terms on the earlier to occur of (i) January 10, 1997, (ii) the repeal of Section 382 of the Code (which provides for reduction or elimination of certain tax benefits upon a change of ownership), or (iii) the beginning of a taxable year of the Company to which no Tax Benefits (as defined in the Certificate of Incorporation) may be carried forward. In addition, the Transfer Restrictions can be terminated and abandoned, or their imposition deferred for a reasonable period, if in the opinion of the Board of Directors such action would be in the best interests of the Company and its stockholders. On March 27, 1996 the Board of Directors voted to terminate the Transfer Restrictions effective on that date. Therefore, the Transfer Restrictions are no longer applicable.

          Merger Transfer Restrictions. In connection with the ICT Merger (described in the Notes to Consolidated Financial Statements contained in Item 8), certain further restrictions were imposed on the sale or transfer of the shares of the Company's common stock held by the former stockholders of ICT. Pursuant to the merger agreement, none of such holders may transfer or sell any of their shares of common stock received as a result of the merger, without the prior approval of the Company's Board of Directors, until after December 31, 1997. On March 27, 1996, such restrictions were terminated by the Company's Board of Directors.



Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

       The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.
The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 1996 are derived from the consolidated financial statements of the Company, which financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants. The Consolidated Financial Statements as of March 31, 1996 and 1995 and for each of the fiscal years in the three-year period ended March 31, 1996, and the report thereon, are included elsewhere in this Form 10-K.

         (IN THOUSANDS, EXCEPT PER SHARE DATA, RATIOS AND EMPLOYEE DATA)

                                       Fiscal Years Ended March 31,

                            1992 (4)    1993       1994       1995        1996

STATEMENT OF OPERATIONS DATA:
Net revenues              $9,168     $21,069    $26,604     $40,669    $61,393
Gross profit               4,562       9,535     11,293      19,376     39,644
Operating income (loss)     (985)       (208)    (2,031)     (2,957)     2,532
Income (loss) before
  provision for income
  taxes                   (1,508)       (217)    (1,853)     (1,365)     4,239
Net income (loss) from
  continuing operations   (1,685)       (279)    (1,987)     (1,520)     5,530
Loss from discontinued
  operations                   -      (1,100)         -           -          -
Net income (loss)         (1,685)     (1,379)    (1,987)     (1,520)     5,530
Accumulated, unpaid
  preferred dividends          -      (3,163)    (3,296)          -          -
Earnings (loss) per common
  share from continuing
  operations (1)          $(1.90)     $(1.01)    $(0.97)     $(0.11)     $0.37
Earnings (loss) per
  common share (1)         (1.90)      (1.33)     (0.97)      (0.11)      0.37
Weighted average number
  of shares used in computing
  net income (loss) per
  common share (1)           889       3,412      5,432      13,944     14,950
OTHER OPERATING DATA:
Average number of
  employees                   38          60         62          93        234
Net revenues per
  employee (in thousands)   $241        $351       $429        $437       $262

   CAPTION                                  As of March 31,
                            1992        1993       1994        1995       1996
BALANCE SHEET DATA:
Cash and cash equivalents $1,509      $1,851    $38,093     $37,355    $25,288
Working capital             (678)      5,261     41,218      40,648     40,227
Intangible assets            420      23,429     22,146      20,863     19,580
Total assets               2,789      34,580     68,677      68,883     77,613
Long-term debt                 -           -          -           -          -
Redeemable preferred
  stock (3)                    -      25,200          -           -          -
Preferred shareholders'
  equity (4)                   -       4,603          -           -          -
Common shareholders' equity   88        (792)    63,985      62,704     62,999

(1) Reflects the Company's 1-for-10 reverse stock split effective August 3,1992 and the 1-for-3 reverse stock split effective October 20, 1993. Accordingly, previously reported earnings (loss) per share and common share amount have been retroactively restated.
(2)  Does not include accrued dividends of $3,163 as of March 31, 1993.
(3) Represents $5,000 of gross proceeds received from the sale of Series AA Preferred Stock, less offering expenses and the amount allocated to warrants sold at the time. See Note 3 of Notes to Consolidated Financial Statements included in Item 8.
(4)For purposes of this presentation, the fiscal year ended March 31, 1992 includes the results of the Company from April 1, 1991 to January 8, 1992 (the "Predecessor Company" results) and the period January 9, 1992, the effective date of its Plan of Reorganization (the "Plan of Reorganization") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") to March 31, 1992 (the "Reorganized Activision" results). Results for the period January 9, 1992 to March 31, 1992 ("Reorganized Activision") include net revenues of $2,066, gross profit of $1,309, operating income of $136, income before provision for income taxes of $137, net income of $64, earnings per share of $0.02, weighted average number of shares used computing net income per common share of 3,129, average number of employees of 18 and net revenues per employee of $459.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

Net Revenues

     Net revenues for the fiscal year ended March 31, 1996 increased by 51% over the prior year, primarily as a result of an increase in the release of new desktop titles. Desktop net revenues increased by 285% over the prior year as a result of the initial release of MechWarrior 2 (MS-DOS and Windows 95), MechWarrior 2 Expansion Pack: Ghost Bear's Legacy (MS-DOS), Zork Nemesis (MS-DOS/Windows 95), Spycraft: The Great Game (MS-DOS/Windows 95 and Macintosh),
Pitfall: The Mayan Adventure (Windows 95), Earthworm Jim (Windows 95) and five Mighty Morphin Power Ranger titles (MS-DOS and Mac). The Company currently expects its revenues from desktop products to grow in fiscal 1997, but at a slower rate than fiscal 1996 growth.

     The decrease in set-top net revenues during the fiscal year was due to the Company's strategic change in its business emphasis from cartridge-based set-top systems to CD-based desktop systems. The Company expects revenues from set-top products to grow as a result of an increase in new releases of CD based set-top products for the Playstation and Saturn.

      On-line, OEM, licensing and other revenues increased over the prior year due to the Company's increased commitment to generating additional OEM revenues and the availability of several additional titles for the OEM market. OEM and licensing revenues during the 1996 fiscal year primarily were derived from sales and licenses of MechWarrior 2 (MS-DOS, Windows 95 and an enhanced 3-D version), Earthworm Jim (Windows 95), Pitfall: The Mayan Adventure (Windows 95) and
Shanghai: Great Moments (MS-DOS and Windows 95).

     North America, Japan and Australia net revenues increased as a result of the increase in desktop, OEM and licensing revenues discussed above. The Company expects revenues in each of these territories to grow in fiscal 1997, but at a slower rate than fiscal 1996 growth. The decrease in Europe net revenues was attributable to a change from the publishing by the Company of its products under an exclusive guaranteed distribution agreement in fiscal 1995 to the publishing by the Company of its products directly to retailers and resellers in fiscal 1996, combined with the change of the Company's business emphasis from cartridge-based set-top systems to CD-based desktop systems.

     Net revenues by territory were as follows (amounts in thousands):

                                  Fiscal Years Ended March 31,
                                   1996                  1995

                                      % of Net              % of Net
                             Amount   Revenues     Amount   Revenues    % Change

            North America   $47,176      76.8%    $29,492      72.5%      60.0%
                   Europe     6,501      10.6%      7,574      18.6%     (14.2%)
                    Japan     4,768       7.8%      2,194       5.4%     117.3%
            Australia and
              Pacific Rim     2,948       4.8%      1,409       3.5%     109.2%
                            -------    -------    -------     ------     ------
                            $61,393     100.0%    $40,669     100.0%      51.0%
                            =======    =======    =======     ======     ======

            Net revenues by platform were as follows (amounts in thousands):

                                  Fiscal Years Ended March 31,
                                   1996                  1995

                                      % of Net              % of Net
                             Amount   Revenues     Amount   Revenues   % Change

                  Set-top    $5,161       8.4%    $26,069      64.1%     (80.2%)
                  Desktop    56,232      91.6%     14,600      35.9%     285.2%
                            ---------------------------------------------------
                            $61,393     100.0%    $40,669     100.0%      51.0%
                            =======     ======    =======     ======      =====

     Net revenues by distribution channel were as follows (amount in thousands):

                                  Fiscal Years Ended March 31,
                                   1996                  1995

                                      % of Net              % of Net
                             Amount   Revenues     Amount   Revenues   % Change

        Retailer/reseller   $46,192      75.2%    $34,706      85.3%       33.1%
                      OEM    10,728      17.5%      2,637       6.5%      306.8%
        On-line licensing
                and other     4,473       7.3%      3,326       8.2%       34.5%
                            ----------------------------------------------------
                            $61,393     100.0%    $40,669     100.0%       51.0%
                            =======     ======    =======     ======       =====

Cost of Goods Sold

     Cost of goods sold related to set-top, desktop and OEM revenues represents the manufacturing and related costs of computer software and video games. Manufacturers of the Company's computer software are located in the United States and Europe and are readily available. Set-top cartridges and CDs are manufactured by the respective video game console manufacturers, Sony, Nintendo and Sega, who require significant lead time to fulfill the Company's orders.

     Also included in cost of goods sold is royalty expense related to amounts due to developers, title owners or other royalty participants based on product sales. Various contracts are maintained with developers, product title owners or other royalty participants which state a royalty rate and term of agreement, among other items. The increase in total cost of goods sold is related to the increase in desktop and OEM net revenues.

Gross Profit

     Gross profit as a percentage of net revenues increased to 64.6% for the fiscal year ended March 31, 1996, from 47.6% for fiscal 1995, as a result of an increase in desktop CD-based net revenues. Net revenues from CD-based desktop products generally yield a higher gross profit margin than net revenues from set-top products as a result of the lower costs of goods sold attributable to such desktop products. The increase in gross profit also was due to the increase in on-line, OEM, licensing and other revenues, which also yield higher gross profit margins.

Operating Expenses

     Total operating expenses increased as a percentage of net revenues as a result of a substantial increase in product development expenses. This increase was partially offset, however, by a decrease in sales and marketing expenses and general and administrative expenses as a percentage of net revenues. Product development expenses increased both in amount and as a percentage of net revenues due to the continued growth of the CompanyOs product development departments, the increased number of products in product development, and the increased costs associated with enhanced production content and new technologies incorporated into such products. Approximately $5.5 million of product development expenses for the year ended March 31, 1996 related to products which will be released in subsequent periods. Sales and marketing expenses increased in actual amount, but not as a percentage of net revenues, as a result of the marketing and promotional activity related to newly released titles. General and administrative expenses increased in actual amount, but not as a percentage of net revenues, due to an increase in headcount related expenses.

                                   (Amounts in thousands)
                                 Fiscal Years Ended March 31,
                                 1996                   1995

                                     % of Net               % of Net
                             Amount  Revenues     Amount    Revenues    % Change

       Product development  $17,505     28.5%     $7,274       17.9%      140.7%
       Sales and marketing   13,920     22.7%     10,410       25.6%       33.7%
General and administrative    4,404      7.2       3,366        8.3%       30.8%
Amortization of intangible
                  assets      1,283      2.1%      1,283        3.2%          -
                            -------     -----     ------       -----      ------
  Total operating expenses  $37,112     60.5%     $22,333      55.0%       66.2%
                            =======     =====     =======      =====      ======

Other Income (Expense)

     Interest income increased to $1,707,000 for the fiscal year ended March 31, 1996, from $1,592,000 for the fiscal year ended March 31, 1995, as a result of higher yields earned on cash and cash equivalents. See "Liquidity and Capital Resources".

Provision for Income Taxes

     During the quarter and year ended March 31, 1996, the Company recognized a tax benefit of $1.5 million through a reduction in the Company's deferred tax asset valuation allowance. This reduction in the valuation allowance resulted principally from the Company's assessment of the realizability of its deferred tax assets, based on recent operating history, as well as an assessment that operations will continue to generate taxable income. Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset of $1.5 million will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. The income taxes recorded in the provision for taxes for the year ended March 31, 1995 represents foreign taxes withheld.

RESULTS OF OPERATIONS - FISCAL YEARS ENDED MARCH 31, 1995 AND 1994

Net Revenues

     Net revenues for the fiscal year ended March 31, 1995 increased by 53% over the prior year, primarily as a result of increased sales of new desktop and set-top titles as well as continued sales of previously released desktop titles. Set-top net revenues increased in fiscal 1995 due to net revenues generated from the initial releases of Pitfall: The Mayan Adventure (SNES, Genesis, and Sega
CD), Radical Rex (SNES, Genesis and Sega CD) and Shanghai: Triple Threat (3DO). Desktop net revenues for the fiscal year ended March 31, 1995 include revenues from the initial releases of Activision's Atari 2600 Action Pack (MS-DOS) and
Shanghai: Great Moments (MS-DOS). Desktop net revenues for fiscal 1995 also include continuing net revenues from Return to Zork (MS-DOS and Mac). On-line, licensing and other net revenues decreased due to the decrease in design services and design merchandising revenues. OEM net revenues in fiscal 1995 includes net revenues from Return to Zork (MS-DOS and a Reel Magic MPEG version). Licensing net revenues includes net revenues from Return to Zork and the Shanghai series of products.

     Net revenues by territory were as follows (amounts in thousands):

                              Fiscal Years Ended March 31,
                             1995                      1994

                                  % of Net                 % of Net
                       Amount     Revenues       Amount    Revenues   % Change

      North America   $29,492        72.5%      $20,176       75.9%      46.2%
             Europe     7,574        18.6%        4,183       15.7%      81.1%
              Japan     2,194         5.4%        1,362        5.1%      61.1%
      Australia and
        Pacific Rim     1,409         3.5%          883        3.3%      60.0%
                      --------------------------------------------------------
                      $40,669       100.0%      $26,604      100.0%      52.9%
                      =======       ======      =======      ======      =====


Net revenues by platform were as follows (amounts in thousands):

                              Fiscal Years Ended March 31,
                             1995                     1994

                                  % of Net                 % of Net
                       Amount     Revenues      Amount     Revenues   % Change

            Set-top   $26,069        64.1%     $10,637        40.0%     145.1%
            Desktop    14,600        35.9%      13,658        51.3%       6.9%
      Merchandising
    design services         -           -        2,309         8.7%    (100.0%)
                      ----------------------------------------------------------
                      $40,669       100.0%     $26,604       100.0%      52.9%
                      =======       ======     =======       ======      =====

Net revenues by channel were as follows (amount in thousands):

                              Fiscal Years Ended March 31,
                              1995                    1994

                                  % of Net                  % of Net
                       Amount     Revenues      Amount      Revenues   % Change

  Retailer/reseller   $34,706        85.3%     $19,177         72.1%      81.0%
                OEM     2,637         6.5%       2,370          8.9%      11.3%
  On-line licensing
          and other     3,326         8.2%       5,057         19.0%     (34.2%)
                      ---------------------------------------------------------
                      $40,669       100.0%     $26,604        100.0%      52.9%
                      =======       ======     =======        ======      =====

Cost of Goods Sold

     Cost of goods sold related to set-top, desktop and OEM revenues represents the manufacturing and related costs of computer software and video games. Manufacturers of the Company's computer software are located in the United States and Europe and are readily available. Set-top cartridges and CDs are manufactured by the respective video game console manufacturers, Nintendo and Sega, who require significant lead time to fulfill the Company's orders.

     Also included in cost of goods sold is royalty expense related to amounts due to developers, title owners or other royalty participants based on product sales. Various contracts are maintained with developers, product title owners or other royalty participants which state a royalty rate and term of agreement, among other items. The increase in cost of goods sold is related to the increase in set-top, desktop and OEM net revenues.

Gross Profit

     Gross profit as a percentage of net revenues increased to 47.6% for the fiscal year ended March 31, 1995, from 42.4% for fiscal 1994, as a result of an increase in set-top revenues and the increase in set-top and desktop CD-based net revenues as a percentage of total net revenues. CD-based revenues generally yield a higher gross profit margin than set-top cartridge-based revenues.

Operating Expenses

     Total operating expenses as a percentage of net revenues increased as a result of an increase in product development expenses and sales and marketing expenses. This increase was partially offset, however, by a decrease in general and administrative expenses as a percentage of net revenues. Product development expenses increased both in actual amount and as a percentage of revenues due to an increase in the number of products put into product development during the 1995 fiscal year. Sales and marketing expenses increased both in amount and as a percentage of revenues as a result of the marketing and promotional activity related to Pitfall: The Mayan Adventure, which included a substantial television, radio and print advertising campaign. In addition, product development and sales and marketing expenses increased in actual amount as a result of increased headcount and related expenses. General and administrative expenses increased in actual amount, but not as a percentage of net revenues, due to an increase in headcount related expenses.

                                   (Amounts in thousands)
                                Fiscal Years Ended March 31,
                                 1995                 1994

                                     % of Net             % of Net
                            Amount   Revenues    Amount   Revenues     % Change

       Product development  $7,274     17.9%      4,380      16.5%        66.1%
       Sales and marketing  10,410     25.6%      5,013      18.8%       107.7%
General and administrative   3,366      8.3%      2,648      10.0%        27.1%
Amortization of intangible
                    assets   1,283      3.2%      1,283       4.8%           -
                           -------     -----    -------      -----       ------
  Total operating expenses $22,333     55.0%    $13,324      50.1%        67.6%
                           =======     =====    =======      =====       ======

[FN]
Other Income (Expense)

     Interest income increased to $1,592,000 for the fiscal year ended March 31, 1995 from $178,000 for the fiscal year ended March 31, 1994 as a result of the increase in cash and cash equivalents that resulted from the Common Stock private placement completed in January 1994. See "Liquidity and Capital Resources."

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

QUARTERLY OPERATING RESULTS

     The Company's quarterly operating results have in the past varied significantly and will likely in the future vary significantly depending on numerous factors, several of which are not under the Company's control. Products generally are shipped as orders are received, and consequently the Company operates with little or no backlog. Net revenues in any quarter therefore are substantially dependent on orders received and shipped in that quarter. The Company's expense levels are based in large part on the Company's product development and marketing budgets. Product development and marketing costs are expensed as incurred, which often is long before a product ever is released. As the Company increases its development and marketing activities, current expenses will increase and, if sales from previously released products are below expectations, net income is likely to be disproportionately affected. Due to all of the foregoing, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

The following table is a comparative breakdown of the Company's quarterly results for the immediately preceding eight quarters (amounts in thousands):

                                   Quarter ended

                            June 30,  Sept. 30,   Dec. 31,  March 31,
                              1994       1994       1994       1995
Net revenues                 3,249      4,635     26,185      6,600
Gross profit                 1,440      3,120      9,929      4,887
Operating income (loss)     (2,211)      (977)       924       (693)
Net income (loss)           (1,873)      (632)     1,304       (319)
Earnings (loss) per share    (0.14)     (0.05)      0.09      (0.02)

                                   Quarter ended

                             June 30.   Sept.30,  Dec. 31,  March 31,
                               1995        1995     1995       1996
Net revenues                  3,319      18,848   17,578     21,648
Gross profit                  1,765      12,105   10,477     15,327
Operating income (loss)      (6,014)      2,366    1,573      4,607
Net income (loss)            (5,528)      2,765    1,948      6,345
Earnings (loss) per share     (0.39)       0.18     0.13       0.43

LIQUIDITY AND CAPITAL RESOURCES


     On January 31, 1994, the Company completed a private placement of approximately 5,000,000 shares of its Common Stock. The net proceeds from this private placement, approximately $39.5 million, together with funds from operations, have been the Company's primary sources of liquidity for the fiscal years ended March 31, 1995 and 1996. At March 31, 1996, the Company had a balance of approximately $25.3 million of cash and cash equivalents.

     The Company uses its working capital to finance ongoing operations, including the acquisition of inventory, the development, marketing and distribution of new products, and the acquisition of intellectual property rights for future products from third parties.

     Cash flows used in operating activities of $3.8 million primarily was the result of the increase in accounts receivable and inventories of approximately $15.3 million to $22.9 million as of March 31, 1996. This increase partially was offset by an $8.6 million increase in accounts payable and accrued liabilities to $14.3 million during this period. The increase in accounts receivable and inventories was due to the increase in net revenues during the quarter and year ended March 31, 1996 as compared to the same periods in the prior fiscal year, while the increase in accounts payable and accrued liabilities was due to an increase in cost of goods sold and operating expenses in such periods.

     The Company's working capital decreased approximately $0.4 million from March 31, 1995 to March 31, 1996. The decrease in working capital primarily was attributable to the Company's purchases of shares of its common stock in the open market in the amount of $5.3 million, and changes in current assets and liabilities. The cash flows used in financing activities also were attributable to this purchase of treasury stock.

     Net cash used in investing activities primarily was attributable to capital expenditures related to the increase in headcount and the number of products in product development during the fiscal year. During fiscal 1997, the Company expects to incur additional capital expenditures relating to the development of its products and the general operation of its business. The Company also plans on moving its Los Angeles headquarters to a new facility by the end of fiscal 1997 and, although a new site has not been finally identified, the Company may consider a site purchase as opposed to a new lease.

     Management currently believes that the Company's existing capital resources are sufficient to meet its requirements for the foreseeable future. Previous common stock and preferred stock private placements have provided, and will continue to provide, the Company with resources to enable it to acquire properties for development, engage in more extensive product development and expand marketing activities, and increase working capital for operations.

     Management also currently believes that inflation has not had, and will not have in the foreseeable future, a material impact on continuing operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The accounting or disclosure requirements of this statement are effective for the Company's fiscal year 1997. The Company has not yet determined whether it will adopt the accounting requirements of this standard or whether it will elect only the disclosure requirements and continue to measure compensation cost using Accounting Principles Board Opinion No. 25.



Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                       Page

       Report of Independent Accountants                F-1

       Consolidated Balance Sheets as of
        March 31, 1996 and 1995                         F-2

       Consolidated Statements of Operations for
       the Years ended March 31, 1996, 1995 and 1994    F-3

       Consolidated Statements of Changes in
       Shareholders' Equity for the Years Ended
       March 31, 1996, 1995 and 1994                    F-4

       Consolidated Statements of Cash Flows for
       the Years Ended March 31, 1996, 1995 and 1994    F-5

       Notes to Consolidated Financial Statements       F-6

       Schedule II-Valuation and Qualifying Accounts
       and Reserves as of March 31, 1996, 1995
       and 1994                                        F-17



     All other schedules of the Registrant are omitted because of the absence of conditions under which they are required or because the required information is included elsewhere in the financial statements or in the notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 1996, entitled "Election of Directors" and "Executive Officers and Key Employees" to be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 1996, entitled "Executive Compensation" and "Indebtedness of Management" to be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 1996, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 1996, entitled "Certain Relationships and Related Transactions" to be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)1. Financial Statements See Item 8. - Consolidated Financial Statements and Supplementary Data Index for Financial
          			Statements and Schedule on page 26 herein.

		2.	       	Financial Statement Schedules  See Item 8. -Consolidated
             Financial Statements and Supplementary Data Index for
       						Financial Statements and Schedule on  page 26 herein.

		3.       		Exhibits Required by Item 601 of Regulation S-K

				Exhibit
				Number              Exhibit

				2.1 		Plan of Reorganization of the Company, as
   		 				confirmed by the United States Bankruptcy
			    			Court for the Northern District of California
			 		   	on November 25, 1991 (incorporated by
		 			   	reference to Exhibit 28.2 of the Company's
	 				   	Current Report on Form 8-K dated October 4,
    						1991).

				2.2 		Plan and Agreement of Merger, dated March 30,
   	 					1992, among the Company, Disc Company, Inc.
			    			and International Consumer Technologies
		 				   Corporation (incorporated by reference to
 			   			Exhibit 28.1 of the Company's Curren Report on
	 					   Form 8-K dated March 31, 1992).

				2.3 		Agreement and Plan of Merger between
   			 			Activision, Inc., a California corporation,
			    			and Activision, Inc., a Delaware corporation,
				 	   	filed with the Secretary of State of the
			 		   	State of Delaware (incorporated by reference to
		 			   	Exhibit 4.7 of Amendment No. 1 to the
	 				   	Company's Form S-8, Registration No. 33-48411
    						filed on June 1, 1993).

				2.4  	Plan and Agreement of Merger, dated October28,
   		 				1994, among the Company, ACTV Acquisition,
			    			Inc. and International Consumer Technologies
			 		   	Corporation (incorporated by reference to
		 	   			Exhibit 2.4 of the Company's Quarterly Report
	 				   	on Form 10-Q for the period ended December 31,
 					   	1994).

				3.1	 	Amended and Restated Articles of Incorporation
    						of Activision, Inc., dated October 15, 1992
		 	   			(incorporated by reference to Exhibit 4.5 of
	 				   	Amendment No. 1 to the Company's Form S-8,
 				   		Registration No. 33-48411 filed on June 1, 1993).

				3.2	 	Bylaws of Activision, Inc. (incorporated by
    						reference to Exhibit 4.6 of Amendment No. 1 to
	 		   			the Company's Form S-8, Registration No. 33-48411
 						   filed on June 1, 1993).

				4.1 		Certificate of Designations, Preferences and
   		 				Rights of Series AA Preferred Stock, $.000001 par
			    			value, of Activision, Inc., as filed with the
			 			   Delaware Secretary of State on March 29, 1993
		 	   			(incorporated by reference to Exhibit 28.2 of the
	 					   Company's Current Report on Form 8-K dated April
 					   	19, 1993).

				10.1	 Warrant Certificate for the purchase of
   	 		 		21,000,000 shares of Common Stock, issued to
			     		International Consumer Technologies Corporation
		 				   pursuant to the merger transaction (incorporated
	 				   	by reference to Exhibit 28.4 of the Company's
    						Current Report on Form 8-K dated March 31, 1992).

				10.2	 Purchase Agreement, dated as of March 29, 1993,
			 		   	between Activision, Inc. and the Purchasers
		 		   		listed therein (incorporated by reference to
	 				   	Exhibit 28.1 of the Company's Current Report on
 				   		Form 8-K dated April 19, 1993).

				10.3 	Form of Private Placement Warrant Certificate
    						(incorporated by reference to Exhibit 28.3 of the
	 		   			Company's Current Report on Form 8-K dated April
    						19, 1993).

				10.4	 Agreement, dated as of March 31, 1993, among
   	 					International Consumer Technologies Corporation,
			 		   	Activision, Inc. and the Purchasers listed
		 		   		therein (incorporated by reference to Exhibit
    						28.4 of the Company's Current Report on Form 8-K
 			   			dated April 19, 1993).

				10.5	 Agreement, dated as of March 31, 1993, among the
    						stockholders listed therein and Activision, Inc.
		 			   	(incorporated by reference to Exhibit 28.5 of the
	 				   	Company's Current Report on Form 8-K dated April
 					   	19, 1993).

				10.	 	Letter Agreement, dated April 14, 1993 among
			 		   	Activision, Inc. and the Purchasers listed
	    					therein (incorporated by reference to Exhibit
	 			   		28.6 of the Company's Current Report on Form
 					   	8-K dated April 19, 1993).

				10.7	 Mediagenic 1991 Stock Option and Stock Award
		    				Plan, as amended (incorporated by reference to
	    					Exhibit 4.1 to the Company's Registration
	 			   		Statement on Form S-8, Registration No. 33-63638,
 					   	filed on December 8, 1995).

				10.8	 Mediagenic 1991 Director Warrant Plan as amended
			 	   		(incorporated by reference to Exhibit 28.2 to the
		 			   	Company's Registration Statement on Form S-8,
	    					Registration No. 33-63638, filed on June 1, 1993)

				10.9 	Purchase Agreement, dated as of January 24, 1994,
			 		   	the Company and each purchaser who is a
 					   	signatory thereto (incorporated by reference to
	 					   Exhibit 28.1 of the Company's Form 8-K filed
   					 	February 9, 1994).

				10.10 Registration Rights Agreement, dated as of
					    	January 31, 1994, among the Company and each
					    	purchaser who is a signatory thereto
						    (incorporated by reference to Exhibit 28.2 of the
						    Company's Form 8-K filed February 9, 1994).

				10.11	Share Exchange and Recapitalization
			    			Agreement, dated as of January 14, 1994, among
						    the Company, International Consumer Technologies
						    Corporation, Steven Wynn, J.F. Shea Co., Inc. as
						    Nominee 1993-6 and ESL Partners, L.P.
    						(incorporated by reference to Exhibit 28.3 of the
				    		Company's Form 8-K filed February 9, 1994).

				10.12	Registration Rights Agreement, dated as of
	    					January 31, 1994, among the Company,
					    	International Consumer Technologies Corporation,
    						Steven Wynn, J.F. Shea Co., Inc. as Nominee
				    		1993-6 and ESL Partners, L.P. (incorporated by
    						reference to Exhibit 28.4 of the Company's Form
				    		8-K filed February 9, 1994).

				10.13	Lease Agreement, as amended, dated as of
    						November 29, 1993, among the Company and 11601
				    		Wilshire Associates (incorporated by reference to
    						Exhibit 10.14 of the Company's Form 10-K for the
				    		year ended March 31, 1994).

				11. 		Statement regarding computation of per share
					    	earnings.

				21. 		Principal Subsidiaries of the Company.

				23. 		Consent of Independent Accountants.

           (b)		Reports on Form 8-K

				None.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 2, 1996

ACTIVISION, INC.


By:/s/  Robert A. Kotick
 (Robert A. Kotick)
 Chairman and Chief
 Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Robert A. Kotick    Chairman, Chief Executive       July 2, 1996
  (Robert A. Kotick)      Officer (Principal Executive
                         Officer), President and Director


/s/  Howard E. Marks     Executive Vice President        July 2, 1996
  (Howard E. Marks)       and Director


/s/  Brian G. Kelly      Chief Financial and Operating   July 2, 1996
  (Brian G. Kelly)      Officer and Director
                         (Principal Financial Officer)


/s/  Barry J. Plaga      Chief Accounting Officer        July 2, 1996
  (Barry J. Plaga)       (Principal Accounting Officer)


/s/  Barbara S. Isgur    Director                        July 2, 1996
  (Barbara S. Isgur)


/s/  Steven T. Mayer     Director                        July 2, 1996
  (Steven T. Mayer)


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of ACTIVISION, INC. and Subsidiaries.

We have audited the consolidated financial statements and the financial statement schedule of ACTIVISION, INC. and Subsidiaries listed in the index on page 26 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACTIVISION, INC. and Subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.



Los Angeles, California
May 15, 1996

                        ACTIVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands except share data)

                                              March 31,        March 31,
                                                1996              1995
                                             -------------      --------
ASSETS
      Current assets:
        Cash and cash equivalents                  $25,288       $37,355
        Accounts receivable, net                    19,909         5,566
        Inventories, net                             2,975         1,972
        Prepaid software and license royalties       3,652         1,082
        Other assets                                 1,183           342
        Deferred income taxes                        1,500             -
                                              ------------       -------
               Total current assets                 54,507        46,317

        Property and equipment, net                  3,326         1,643
        Other assets                                   200            60
        Excess purchase price over identifiable
          assets acquired, net                      19,580        20,863
                                              ------------      --------
               Total assets                        $77,613       $68,883
                                              ============      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                             $4,592        $2,516
       Accrued expenses                              9,688         3,153
                                                 ---------       -------
               Total current liabilities            14,280         5,669

    Other liabilities                                  334           510
                                                 ---------       -------
         Total liabilities                          14,614         6,179
                                                 ---------       -------

  Commitments and contingencies

  Shareholders' equity:
    Common stock, $.000001 par value, 100,000,000
    shares authorized, 14,250,180 and 14,183,594
    shares issued and 13,750,180 and 14,183,594
    outstanding, respectively                           -             -
    Additional paid-in capital                     67,904        67,667
    Retained earnings (accumulated deficit)           708       (4,822)
    Cumulative foreign currency translation         (335)         (141)
    Less: Treasury stock, cost of 500,000 shares  (5,278)             -
                                                 --------       -------
         Total shareholders' equity                62,999        62,704
                                                 --------       -------
    Total liabilities and shareholders' equity    $77,613       $68,883
                                                 ========       =======



                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                   For the years ended March 31,
                                                     1996      1995       1994
                                               ---------------------------------
Net revenues                                      $61,393   $40,669    $26,604

Cost of goods sold                                 21,749    21,293     15,311
                                               ---------------------------------
   Gross profit                                    39,644    19,376     11,293
                                               ---------------------------------
Operating expenses:
   Product development                             17,505     7,274      4,380
   Sales and marketing                             13,920    10,410      5,013
   General and administrative                       4,404     3,366      2,648
   Amortization of intangible assets                1,283     1,283      1,283
                                               ---------------------------------
      Total operating expenses                     37,112    22,333     13,324
                                               ---------------------------------
Operating income (loss)                             2,532    (2,957)   (2,031)
Other income:
   Interest, net                                    1,707     1,592       178
                                               ---------------------------------
Income (loss) before income tax provision (benefit) 4,239    (1,365)    (1,853)
Income tax provision (benefit)                     (1,291)      155        134
                                               ---------------------------------
Net income (loss)                                  $5,530   $(1,520)   $(1,987)
                                                   ======   ========   ========

Net income (loss) available to common shareholders:
   Net income (loss)                               $5,530   $(1,520)   $(1,987)
   Less: Accumulated, unpaid preferred stock dividends  -         -     (3,296)
                                               ---------------------------------
      Net income (loss) available to common
       shareholders                                $5,530   $(1,520)   $(5,283)
                                                   ======   ========   ========

Net income (loss) per common share                  $0.37    $(0.11)    $(0.97)
                                                   ======    =======    =======
Number of shares used in computing
   net income (loss) per common share              14,950    13,944      5,432
                                                   ======    ======      =====


                        ACTIVISION, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)


                                                            Additional  Retained
                         Common Stock      Common Stock      Paid-in    Earnings
                       Shares  Amount   Warrants    Amount   Capital   (Deficit)
                       --------------   -------------------  --------  ---------
Balance March 31, 1993  3,747  $    -      1,367      $34     $4,696    $(1,315)

Exercise of common stock
  warrants pursuant
  to restructuring      1,100       -     (1,100)    (225)       225          -

Conversion of series A
  preferred stock pursuant
  to restructuring      3,630       -          -        -     25,200          -

Conversion of series AA
 preferred stock pursuant
 to restructuring         366       -          -        -          -          -

Redemption of series AA
  preferred stock pursuant
  to restructuring          -       -          -        -     (2,153)         -

Issuance of common stock
  pursuant to common stock
  private placement     5,003       -          -        -     39,384          -

Issuance of common stock
 pursuant to employee
 stock purchase plan        3       -          -        -          4          -

Net loss for the year       -       -          -        -          -     (1,987)

Foreign currency
 translation adjustment     -       -          -        -          -          -
                       ------  ------     ------   ------     ------    -------

Balance March 31, 1994 13,849       -        267      120     67,356     (3,302)

Exercise of common
 stock warrants           267       -       (267)    (120)       200          -

Issuance of common stock
 pursuant to employee
 stock purchase plan       59       -          -        -         99          -

Issuance of common stock
 pursuant to directors
 stock purchase plan        8       -          -        -         12          -

Net loss for the year       -       -          -        -          -     (1,520)

Foreign currency
 translation adjustment     -       -          -        -          -          -
                        -----   -----     ------   ------      -----     ------
Balance March 31, 1995 14,183       -          -        -     67,667     (4,822)

Issuance of common stock
 pursuant to employee
 stock purchase plan       50       -          -        -        224          -

Issuance of common stock
 pursuant to directors
 stock purchase plan       17       -          -        -         13          -

Purchase of
  treasury stock            -       -          -        -          -          -

Net income for the year     -       -          -        -          -      5,530

Foreign currency
 translation adjustment     -       -          -        -          -          -
                        -----  ------     ------ --------    -------    -------

Balance March 31, 1996 14,250  $    -          - $      -    $67,904       $708
                       ======  ======     ====== ========    =======    =======

                        ACTIVISON, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                 Cumulative
                                  Foreign
                                  Currency      Treasury Stock     Shareholders'
                                 Translation   Shares    Amount       Equity

Balances March 31, 1993                $85          -         -          $3,811

   Exercise of common stock
     warrants pursuant to
     restructuring                       -          -         -               -

   Conversion of series A
     preferred stock pursuant
     to restructuring                    -          -         -          25,200

   Conversion of series AA
     preferred stock pursuant
     to restructuring                    -          -         -               -

   Redemption of series AA
     preferred stock pursuant
     to restructuring                    -          -         -          (2,153)

   Issuance of common stock
     pursuant to common stock
     private placement                   -          -         -          39,384

   Issuance of common stock
     pursuant to employee
     stock purchase plan                 -          -         -               4

   Net loss for the year                 -          -         -          (1,987)

   Foreign currency
     translation adjustment           (274)         -         -            (274)
                                      -----      -----    ------        --------

Balances March 31, 1994               (189)         -         -          63,985

   Exercise of common
     stock warrants                      -          -         -              80

   Issuance of common stock
     pursuant to employee
     stock purchase plan                 -          -         -              99

   Issuance of common stock
     pursuant to directors
     stock purchase plan                 -          -         -              12

   Net loss for the year                 -          -         -          (1,520)

   Foreign currency
     translation adjustment             48          -         -              48
                                      -----      -----    ------        --------

Balances March 31, 1995               (141)         -         -          62,704

   Issuance of common stock
     pursuant to employee
     stock purchase plan                 -          -         -             224

   Issuance of common stock
     pursuant to directors
     stock purchase plan                 -          -         -              13

   Purchase of treasury stock            -        500    (5,278)         (5,278)

   Net income for the year               -          -         -           5,530

   Foreign currency
     translation adjustment           (194)         -         -            (194)
                                      -----      -----    ------        --------

Balances March 31, 1996               (335)       500    (5,278)         62,999
                                      =====      =====   =======        ========

                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                               For the years ended March 31,
                                            1996           1995            1994
                                     -------------------------------------------
Cash flows from operating activities:
    Net income (loss)                     $5,530        $(1,520)        $(1,987)
    Adjustments to reconcile net
       income (loss) to net cash used
       in operating activities:
        Deferred income taxes             (1,500)             -               -
        Depreciation and amortization      2,646          1,942           1,665
    Change in assets and liabilities:
        Accounts receivable              (14,343)        (3,641)           (166)
        Inventories                       (1,003)           551          (1,580)
        Prepaid software and license
          royalties                       (2,570)          (202)           (360)
        Other current assets                (841)           126            (104)
        Other assets                        (140)            37              67
        Accounts payable                   2,076            587            (551)
        Accrued liabilities                6,535            911             264
        Due to affiliate                       -              -            (454)
        Other                               (176)           (11)            128
                                   ---------------------------------------------
        Net cash used in
          operating activities            (3,786)        (1,220)         (3,078)
                                   ---------------------------------------------
Cash flows from investing activities:
    Capital expenditures                  (3,045)        (1,256)           (877)
    Restricted cash                            -          1,500          (1,500)
                                   ---------------------------------------------
    Net cash provided by (used in)
      investing activities                (3,045)           244          (2,377)
                                   ---------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance and
       exercise of common stock
       options and warrants                  237            191               -
    Proceeds from common stock
       private placement                       -              -          39,384
    Collection of offering
       proceeds receivable                     -              -           5,000
    Redemption of preferred stock              -              -          (2,153)
    Payments under line-of-credit agreements   -         (4,695)         (9,631)
    Borrowings under line-of-credit agreements -          4,695           9,367
    Other                                      -             (1)              4
    Purchase of treasury stock            (5,278)             -               -
                                   ---------------------------------------------
    Net cash provided (used) by
      financing activities                (5,041)           190          41,971
                                   ---------------------------------------------
    Effect of exchange rate
      changes on cash                       (195)            48            (274)
                                   ---------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                   (12,067)          (738)         36,242
                                   ---------------------------------------------
Cash and cash equivalents at
  beginning of period                     37,355         38,093           1,851
                                         --------       --------         -------
Cash and cash equivalents at
  end of period                          $25,288        $37,355         $38,093
                                        =========      =========       =========

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business

   The Company is a diversified international publisher of interactive entertainment software. The Company develops and publishes entertainment software for a variety of platforms, including both personal computer CD-ROM desktop systems, including the Windows 95 operating system, and video game set-top hardware systems such as the Sega Saturn ("Saturn") and Sony Playstation ("Playstation"). The Company distributes its products worldwide primarily through its direct sales force and, to a lesser extent through third party distributors and licensees.

   Principles of Consolidation

   The consolidated financial statements include the accounts of Activision, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

   Cash and Cash Equivalents and Cash Flows

   Cash and cash equivalents include cash and short-term investments with original maturities of not more than 90 days. The Company paid interest of approximately $20,000, $18,000 and $108,000 for the years ended March 31, 1996, 1995 and 1994, respectively. In addition, the Company paid income taxes for such years of approximately $124,000, $193,000 and $129,000, respectively, primarily for state and foreign income taxes.

   Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with quality financial institutions. At various times during the fiscal years ended March 31, 1996, 1995 and 1994, the Company had deposits in excess of the $100,000 Federal Deposit Insurance Corporation ("FDIC") limit at these financial institutions. At March 31, 1996, the Company had approximately $23.9 million invested in short-term United States government backed securities. The Company's customer base includes retail outlets and distributors including consumer electronics and computer specialty stores, discount chains, video rental stores and toy stores in the United States and countries worldwide. The Company performs ongoing credit evaluation of its customers and maintains allowances for potential credit losses. The Company generally does not require collateral or other security from its customers.

   Capitalized Software Development Costs

   Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," provides for the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected revenues, whichever is greater. The software development costs that have been capitalized to date have been immaterial.

   Prepaid Software and Licensed Property Royalties

   Prepaid royalties represent prepayments made to independent software developers under development agreements. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly, and charges to cost of goods sold any amounts that management deems unlikely to be amortized at the contract royalty rate through product sales.

   Capitalized Reorganization Expenses

   The Company capitalized approximately $310,000 in reorganization expenses as of January 9, 1992. This amount is being amortized over five years, using the straight-line method. Amortization for the years ended March 31, 1996 and 1995 and 1994 was approximately $62,000 for each period.

   Revenue Recognition

   Product Sales: The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods, and provides price protection on certain unsold merchandise. Revenue from product sales is reflected net of the allowance for returns and price protection.

   Software Licenses: For those license agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned.

   Advertising Expenses

   The Company expenses advertising and the related costs as incurred. Advertising expenses for the years ended March 31, 1996, 1995 and 1994 were approximately $1,940,000, $3,564,000 and $558,000, respectively.

   Income Taxes

   The Company follows the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

   Foreign Currency Translation

   The Company's foreign subsidiaries maintain their accounting records in their local currency. The currencies are then converted to United States dollars and the effect of the foreign currency translation is reflected as a component of shareholders' equity in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation."

   Net Income (loss) Per Common Share

   Net income (loss) per common share is computed using the weighted average number of common and, when dilutive, common equivalent shares outstanding during the period. For the year ended March 31, 1994, the net loss in the computation is increased by approximately $3,296,000 in accumulated but undeclared preferred stock dividends. As described in Note 2 - Common Stock Private Placement and Recapitalization, all outstanding shares of preferred stock were converted or redeemed in January 1994. Prior to such conversion, accumulated unpaid dividends on preferred stock were included in computation of net loss available to common shareholders. If the preferred stock had been converted or redeemed on April 1, 1993, net loss per common share for the fiscal year ended March 31, 1994 would have been $0.37 per share.

   Reverse Stock Splits

   The accompanying financial statements reflect the Company's 1-for-10 and 1-for-3 reverse stock splits effective August 3, 1992 and October 20, 1993, respectively. Accordingly, previously reported loss per share and common share amounts have been retroactively restated.

   Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Recently Issued Accounting Standards

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The accounting or disclosure requirements of this statement are effective for the Company's fiscal year 1997. The Company has not yet determined whether it will adopt the accounting requirements of this standard or whether it will elect only the disclosure requirements and continue to measure compensation cost using Accounting Principles Board Opinion No. 25.

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

   Recapitalization

   Concurrently with the closing of the Common Stock Private Placement, the Company effected a recapitalization (the "Recapitalization"), resulting in the exchange of substantially all of its outstanding preferred stock for Common Stock and the acquisition by the Company of 2,000 shares of the outstanding Series AA Non-redeemable Cumulative Preferred Stock (OSeries AA StockO) for approximately $2.2 million in cash.

   On January 14, 1994, the Company entered into a Share Exchange and Recapitalization Agreement (the "Recapitalization Agreement") with the holder of its Series A Redeemable Cumulative Preferred Stock (OSeries A StockO) and the holders of the Series AA Stock. Pursuant to the terms of the Recapitalization Agreement, on January 31, 1994: (1) 700,000 common stock warrants with an exercise price of $.60 per share were exercised, using 33,838 shares ($420,000 liquidation value) of the Series A Stock to pay the exercise price thereof; (2) 400,000 common stock warrants with an exercise price of $.30 per share were exercised, using 111 shares ($120,000 liquidation value) of the Series AA Stock to pay the exercise price thereof;
   (3) the remaining Series A Stock, with a liquidation preference of approximately $30.9 million, including accrued and unpaid dividends through January 28, 1994 (after exercise of 700,000 common stock warrants), was exchanged for 3,630,368 shares of Common Stock; (4) Series AA Stock with a liquidation preference of approximately $3.1 million, including accrued and unpaid dividends through January 28, 1994 (after exercise of 400,000 common stock warrants), was exchanged for 365,792 shares of Common Stock; and (5) the Company purchased the remaining 2,000 shares of Series AA Stock for an aggregate purchase price of $2,152,822, which was equal to the aggregate liquidation preference of such Series AA Stock, including accrued and unpaid dividends through January 28, 1994.

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

4. MERGERS WITH DISC COMPANY, INC. AND INTERNATIONAL CONSUMER
   TECHNOLOGIES

   Effective April 1, 1992, Disc Company, Inc. ("TDC"), a Delaware corporation and a wholly-owned subsidiary of International Consumer Technologies ("ICT"), was merged with and into the Company, with the Company as the surviving corporation (the "Merger"). TDC was a Los Angeles based company engaged in marketing, distributing, localizing and publishing computer software products with its primary focus on ObundlingO software for major hardware manufacturers.

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

   The Company's merger with TDC was accounted for by the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, which was not materially different from their carrying values as of the effective date. The purchase price of $25,468,000 exceeded the fair value of net assets acquired of $1,051,000 resulting in an intangible asset of approximately $24,417,000. This intangible asset is being amortized on a straight-line basis over a 20 year period. Amortization for each of the years ended March 31, 1996, 1995 and 1994 was approximately $1,221,000. The Company systematically evaluates current and expected cash flow for the purpose of assessing the recoverability of recorded goodwill. Some of the factors considered in this evaluation include operating results, business plans, budgets and economic projections. Should such factors indicate that recoverability might be impaired, the Company would appropriately adjust the recorded amount of the intangible asset and or the period over which the recorded intangible asset is amortized.

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

5. ACCOUNTS RECEIVABLE

   Accounts receivable, net of reserves were as follows (amounts in thousands):

                                         March 31, 1996    March 31, 1995

         Accounts receivable               $ 26,914          $ 10,035
         Less:
           Allowance for doubtful accounts    (688)             (528)
           Allowance for sales returns and
               price protection             (6,317)           (3,941)
                                         ----------        ----------
            Accounts receivable, net       $ 19,909         $   5,566
                                             ======            ======

   Reserves for doubtful accounts, sales returns and price protection are established based upon historical experience and management's estimates as shipments are made. Bad debt expense for the years ended March 31, 1996, 1995 and 1994 was approximately $319,000, $191,000 and $430,000, respectively.

6. INVENTORIES

   Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at March 31, 1996 and 1995 reflect an adjustment to net realizable value of approximately $145,000 and $357,000, respectively. The provisions for net realizable value for the years ended March 31, 1996, 1995 and 1994 were approximately $744,000, $134,000 and $337,000, respectively. Inventories were as follows, net of reserves (amounts in thousands):

                                        March 31, 1996     March 31, 1995

         Purchased parts and components   $     876         $     203
         Finished goods                       2,099             1,769
                                         ----------        ----------
                                           $  2,975          $  1,972
                                             ======            ======

   Included in finished goods at March 31, 1996 and 1995 are expected inventory returns at a net realizable value of $427,000 and $311,000, respectively.

7. PROPERTY AND EQUIPMENT

   Equipment, furniture and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives ranging from three to five years. Property and equipment, stated at cost, were as follows (amounts in thousands):

                                        March 31, 1996     March 31, 1995

         Computer equipment                $  4,360         $   2,079
         Office furniture and
            other equipment                   1,338               807
         Leasehold improvements                 310                99
                                         ----------        ----------
                                              6,008             2,985
         Less accumulated depreciation
            and amortization                (2,682)           (1,342)
                                         ----------        ----------
                                           $  3,326          $  1,643
                                             ======            ======

   Depreciation expense for the years ended March 31, 1996, 1995 and 1994 was $1,362,000, $658,000 and $382,000, respectively.

8. ACCRUED EXPENSES

   Accrued expenses were as follows (amounts in thousands):

                                        March 31, 1996       March 31, 1995

         Accrued royalties                 $  3,104           $   757
         Accrued production costs             1,241               170
         Accrued selling and marketing costs  1,759               959
         Accrued professional fees              248               246
         Accrued expenses related to
            foreign dissolution                   -               557
         Deferred revenue                     2,242                 -
         Other                                1,094               464
                                         ----------        ----------
                                            $ 9,688           $ 3,153
                                             ======            ======

9. OPERATIONS BY GEOGRAPHIC AREA

   The following table summarizes the geographic operations of the Company (amounts in thousands):

                                                 Year ended March 31,
                                           1996         1995          1994
   Net revenues:
        North America                    $47,176       $29,492      $20,176
        Europe                             6,501         7,574        4,183
        Japan                              4,768         2,194        1,362
        Australia and Pacific              2,948         1,409          883
                                       ---------    ----------    ---------
         Total net revenues              $61,393       $40,669      $26,604
                                          ======        ======       ======
   Operating income (loss):
        North America                   $(5,110)      $(5,114)     $(2,849)
        Europe                             2,547            77        (197)
        Japan                              3,814         1,655          707
        Australia and Pacific              1,281           425          308
                                       ---------     ---------     --------
         Total operating income (loss)   $ 2,532      $(2,957)     $(2,031)
                                          ======        ======       ======

                                       At March 31,  At March 31, At March 31
                                          1996           1995         1994
   Assets:
    United States                        $73,377       $68,226      $67,402
    Foreign                                4,236           657        1,275
                                       ---------     ---------    ---------
        Total assets                     $77,613       $68,883      $68,667
                                       =========     =========    =========

   Operating income (loss) by geographic territory is reflected without any allocation for product development and general and administrative expenses to the geographic territories other than North America. These expenses are incurred entirely in North America.

10.SIGNIFICANT CUSTOMERS

   During the years ended March 31, 1996, 1995 and 1994 a total of 4, 3 and 2 customers, each representing more than 5% of net revenues, accounted for a total of approximately 27%, 31% and 24% of net revenues, respectively. The mix of significant customers has changed each fiscal year; however the loss of any of fiscal 1996's significant customers might have a material adverse impact on the Company's business and results of operations.

11.INCOME TAXES

   Domestic and foreign income (loss) before taxes and details of the income tax provision (benefit) are as follows (amounts in thousands):

                                                  Year ended March 31,
                                             1996        1995        1994
     Income (loss) before taxes:
         Domestic                           $3,681     $(3,096)    $(1,407)
         Foreign                               558       1,731        (446)
                                           -------     -------     -------
                                            $4,239     $(1,365)    $(1,853)
                                           =======     =======     =======
     Income tax provision:
        Current:
         Federal                              $106     $     -    $      -
         State                                  25           -           -
         Foreign                                78         155         134
                                           -------     -------    --------
        Total current                          209         155         134
                                           -------     -------    --------
        Deferred:
         Federal                            (1,369)          -           -
         State                                (131)          -           -
                                           -------     -------    --------
        Total deferred                      (1,500)          -           -
                                           -------     -------    --------
                                           $(1,291)       $155        $134
                                           =======     =======    ========
          The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

                                          Year ended March 31
                                           1996         1995          1994

     Federal income tax provision
        at statutory rate                  34.0%        (34.0%)       (34.0%)
     Benefit of net operating loss
        carryforward                      (25.7%)           -          (4.6%)
     Nondeductible amortization            10.3%         30.4%         23.5%
     Future (current) deductible
        reserves                           (4.9%)         39.3%        27.4%
     Research and development credits      (8.7%)        (41.9%)      (14.2%)
     Incremental effect of foreign
        and state taxes net of
        federal income tax benefit         (0.5%)         22.2%         2.4%
     Reduction of valuation allowance     (35.4%)             -            -
     Other                                  0.4%          (4.5%)        6.7%
                                     ------------  ------------ ------------
                                          (30.5%)         11.5%         7.2%
                                          =======       =======      =======

   The components of the net deferred tax asset and liability were as follows (amounts in thousands):
                                 March 31, 1996       March 31, 1995
       Deferred asset:
         Allowance for bad debts  $     211            $     186
         Allowance  for sales returns   785                1,308
         Inventory reserves              39                  120
         Miscellaneous                   10                    7
         Tax credit carrforwards      1,450                1,026
         Net operating loss
            carryforwards            13,310               14,003
                                -----------           ----------
          Deferred tax asset         15,805               16,650
          Valuation allowance       (14,305)              (16,500)
                                -----------           ----------
          Net deferred asset          1,500                  150
                                -----------           ----------
       Deferred liability:
         Amortization                     -                (150)
                                -----------           ----------
         Net deferred taxes         $ 1,500           $        -
                                ===========           ==========

   During the quarter and year ended March 31, 1996, the Company recognized a tax benefit of $1.5 million through a reduction in the Company's deferred tax asset valuation allowance. This reduction in the valuation allowance resulted principally from the Company's assessment of the realizability of its deferred tax assets based on recent operating history as well as an assessment that operations will continue to generate taxable income. Realization of the deferred tax assets are dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets of approximately $1.5 million will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. The income taxes recorded in the provision for taxes for the year ended March 31, 1995 represents foreign taxes withheld.

   The Company's available net operating loss carryforward for federal tax reporting purposes approximates $34.4 million and is subject to certain limitations as defined under Section 382 of the Internal Revenue Code and Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants. The net operating loss carryforwards expire from 1999 to 2009. At March 31, 1996, the Company had a net operating loss carryforward for California tax reporting purposes of approximately $16.8 million. The California net operating loss carryforwards expire from 1998 to 2003.

12.COMMITMENTS AND CONTINGENCIES

   The Company has four non-cancelable operating leases for office space in Los Angeles, Tokyo, London and Sydney. The Company's total obligations at March 31, 1996 under such operating leases are approximately $1,182,000 for fiscal 1997, and $431,000 for fiscal 1998; the Company has no obligations under operating leases extending beyond fiscal 1998.

   Rent expense for the years ended March 31, 1996, 1995 and 1994 was approximately $1,348,000, $811,000 and $497,000, respectively.

   As of March 31, 1996, the Company has entered into employment contracts with various personnel which have obligated the Company to make total minimum payments of $3,881,000 and $230,000 during the years ending March 31, 1997 and 1998, respectively.

13.STOCK PLANS

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

   The total number of shares of Common Stock available for distribution under the Stock Option Plan is 4,066,667. The plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. Shares involved in the unexercised portion of any lapsed or cancelled options or forfeited restricted stock, deferred stock or other stock-based awards shall again be available for Stock Awards and distribution. There were 91,561 remaining shares available for grant under the Stock Option Plan as of March 31, 1996.

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

   Plan activity was as follows (amounts in thousands, except weighted average exercise price amounts):

                          1996                1995                 1994

                    Shares    Wtd Avg    Shares    Wtd Avg    Shares    Wtd Avg
                    (000)   Ex Price     (000)   Ex Price     (000)   Ex Price
Outstanding
 at beginning
 of year           1,190       $5.20       398      $2.98       319      $2.22
Granted            2,805       13.61     1,073       5.61        89       6.20
Exercised            (50)       4.54       (59)      1.67        (3)      1.50
Forfeited           (220)       6.07      (222)      4.13        (7)      9.29
Expired                -           -         -          -         -          -
                   ------     -------    ------     ------      ----     ------
 Outstanding
  at end
  of year           3,725     $11.37     1,190      $5.20       398      $2.98
                   ======     ======     ======     ======      ====     ======

Exercisable at
 end of year          334      $4.55       176      $3.82        91      $2.04

Restricted Stock

   Shares of restricted stock may be issued either alone or in addition to other Stock Awards granted under the Stock Option Plan. As of March 31, 1996, the Company had granted 137,500 shares of restricted stock to employees. Such shares of restricted stock were granted as follows:
   136,500 shares during fiscal year 1992, which were 100% vested as of March 31, 1996, and 1,000 shares during fiscal year 1995, which were 100% vested as of March 31, 1996.

   Stock Appreciation Rights/Deferred Stock Awards/Other Stock-Based Awards

   The Board of Directors is also authorized under the Stock Option Plan to award a variety of additional stock related rights, including SARs, deferred stock awards and other stock based awards. As of March 31, 1996 there were no SARs, deferred stock or other stock-based awards granted under the Stock Option Plan.

   Director Warrant Plan

   The Director Warrant Plan provides for the automatic granting of warrants ("Director Warrants") to purchase 16,667 shares of the Common Stock to each director of the Company who is not an officer or employee of the Company or any of its subsidiaries. The total number of shares of Common Stock available for distribution under the Director Warrant Plan is 100,000. Director Warrants granted under the Director Warrant Plan vest 25% on the first anniversary of the date of grant, 12.5% each six months thereafter, and the balance on the fifth anniversary of the date of grant. The Director Warrant Plan expires on December 19, 1996. The expiration has no effect on the outstanding Warrants

   Director Warrant activity was as follows (amounts in thousands, except weighted average exercise price amounts):
                         1996                1995                 1994

                   Shares    Wtd Avg    Shares    Wtd Avg    Shares    Wtd Avg
                    (000)   Ex Price     (000)   Ex Price     (000)   Ex Price

Outstanding
 at beginning
 of year               50      $0.75        67      $0.94        67      $0.94
Granted                60       7.50         -          -         -          -
Exercised             (17)      0.75        (8)      1.50         -          -
Forfeited             (20)      7.50        (9)      1.50         -          -
Expired                 -          -         -          -         -          -
                     -----     -----       ----     -----        --      -----
Outstanding
 at end
 of year               73      $4.43        50      $0.75        67      $0.94
                     =====     =====       ===      =====        ==      =====

Exercisable
 at end
 of year               39      $2.47        38      $0.75        31      $0.90

14.RETIREMENT PLAN

   The Company has a retirement plan covering substantially all of its eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. The plan permits the Company to make matching contributions up to 15% of the participantsO compensation, which vest immediately. The Company made matching contributions to the Company's 401K Plan of approximately $10,000 during the year ended March 31, 1996; The Company made no contributions in the years ended March 31, 1995 and 1994.

15.   RELATED PARTY TRANSACTIONS

   Promissory Notes Receivable

   As of March 31, 1996, other current assets includes $163,000 in promissory notes receivable from Mr. Robert A. Kotick, a director, officer and shareholder of the Company; The promissory notes are dated December 28, 1994 and April 28, 1995, have maturity dates, as amended, of June 30, 1996 and bear interest at 9.0% per annum.

16.   QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)


(Dollars in thousands, except per share data)

                                         Quarter Ended                   Year
                             June 30   Sept 30    Dec 31    Mar 31      Ended

Fiscal 1996:
Net revenues                 $ 3,319   $18,848   $17,578    $21,648    $61,393
Operating income (loss)       (6,014)    2,366     1,573      4,607      2,532
Net income (loss)             (5,528)    2,765     1,948      6,345      5,530
Net income (loss) per
  common share                $(0.39)    $0.18     $0.13      $0.43      $0.37

Common stock price per share
 High                         $7 1/8   $19 3/4   $18 1/2    $15 1/8    $19 3/4
  Low                          5 3/4     6 3/4     8 1/8      8 5/8      5 3/4

Fiscal 1995:
Net revenues                  $3,249    $4,635   $26,185     $6,600    $40,669
Operating income (loss)       (2,211)     (977)      924       (693)    (2,957)
Net income (loss)             (1,873)     (632)    1,304       (319)    (1,520)
Net income (loss) per
  common share                $(0.14)   $(0.05)    $0.09      $0.02     $(0.11)

Common stock price per share
  High                        $7 5/8    $6 5/8    $5 3/4         $9         $9
   Low                             5         4     3 1/4          5      3 1/4



                                  SCHEDULE II

                        ACTIVISION, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in thousands)

              Col. A                                 Col. B          Col. C           Col. D           Col. E
                                                   Balance at                                        Balance at
                                                   Beginning                         Deductions        End of
           Description                             of Period        Additions        (Describe)        Period

Year ended March 31, 1994:
  Allowance for
    doubtful accounts            $358      $430       $163  (A)      $625

  Allowance for
    sales returns and
    price protection           $1,413    $2,256     $1,028  (A)    $2,641

  Inventory valuation            $156      $337          -  (B)      $493

  Deferred tax
    valuation allowance       $15,047      $484          -        $15,531


Year ended March 31, 1995:

  Allowance for
    doubtful accounts           $625       $191       $288  (A)      $528

  Allowance for
    sales returns and
    price protection          $2,641     $3,604     $2,304  (A)    $3,941

  Inventory valuation           $493       $134       $270  (B)      $357

  Deferred tax
    valuation allowance      $15,531       $969          -        $16,500

Year ended March 31, 1996:

  Allowance for
    doubtful accounts           $528       $319       $159  (A)      $688

  Allowance for
    sales returns and
    price protection          $3,941    $12,083     $9,707  (A)    $6,317

  Inventory valuation           $357       $532       $744  (B)      $145

  Deferred tax
    valuation allowance      $16,500      $(695)    $1,500        $14,305


(A)Actual write-offs of uncollectible accounts receivable or sales returns and price protection.
(B)Actual write-offs of obsolete inventory, scrap and reduction in carrying value of certain portions of inventory.

		EXHIBIT INDEX

       Exhibit	  	Sequential Page
		 Number	    	Exhibit		Number

				2.1 		Plan of Reorganization of the Company, as
 			 	 			confirmed by the United States Bankruptcy Court
        		for the Northern District of California on
				 		   November 25, 1991 (incorporated by reference to
			 		    Exhibit 28.2 of the Company's Current Report on
     		   Form 8-K dated October 4, 1991).

				2.2  	Plan and Agreement of Merger, dated March 30,
   	 					1992, among the Company, Disc Company, Inc. and
     					International Consumer Technologies Corporation
   							(incorporated by reference to Exhibit 28.1 of the
     					Company's Current Report on Form 8-K dated
 	   					March 31, 1992).

				2.3	 	Agreement and Plan of Merger between Activision,
        		Inc., a California corporation, and Activision,
		        Inc., a Delaware corporation, as filed with the
			 				  Secretary of State of the State of Delaware
    						(incorporated by reference to Exhibit 4.7 of
	 		  				Amendment No. 1 to the Company's Form S-8,
  								Registration No. 33-48411 filed on June 1, 1993).

				2.4	 	Plan and Agreement of Merger, dated October 28,
   	 					1994, among the Company, ACTV Acquisition, Inc.
			      	and International Consumer Technologies
		 			   	Corporation (incorporated by reference to Exhibit
  						  2.4 of the Company's Quarterly Report on Form 10-Q
 			      for the period ended December 31, 1994).

				3.1	 	Amended and Restated Articles of Incorporation of
			 		    Activision, Inc., dated October 15, 1992
     					(incorporated by reference to Exhibit 4.5 of
	 			   		Amendment No. 1 to the Company's Form S-8,
       			Registration No. 33-48411 filed on June 1, 1993).

				3.2		 Bylaws of Activision, Inc. (incorporated by
     					reference to Exhibit 4.6 of Amendment No.1 to the
  			  			Company's Form S-8, Registration No. 33-48411
 					    filed on June 1, 1993).

				4.1 		Certificate of Designations, Preferences and
	        	Rights of Series AA Preferred Stock, $.000001 par
				      value, of Activision, Inc., as filed with the
       			Delaware Secretary of State on March 29, 1993
			 			   (incorporated by reference to Exhibit 28.2 of the
      				Company's Current Report on Form 8-K dated
	 				   	April 19, 1993).

				10.1	 Warrant Certificate for the purchase of 21,000,000
				     	shares of Common Stock, issued to International
						    Consumer Technologies Corporation pursuant to the
 					   	merger transaction (incorporated by reference to
 						  	Exhibit 28.4 of the Company's Current Report on
 							  Form 8-K dated March 31, 1992).

				10.2		Purchase Agreement, dated as of March 29, 1993,
						   	between Activision, Inc. and the Purchasers listed
 					   	therein (incorporated by reference to Exhibit 28.1
 					   	of the Company's Current Report on Form 8-K dated
					    	April 19, 1993).

				10.3		Form of Private Placement Warrant Certificate
   							(incorporated by reference to Exhibit 28.3 of the
 	   					Company's Current Report on Form 8-K dated
					    	April 19, 1993).

				10.4		Agreement, dated as of March 31, 1993, among
    						International Consumer Technologies Corporation,
				     	Activision, Inc. and the Purchasers listed therein
       			(incorporated by reference to Exhibit 28.4 of the
       			Company's Current Report on Form 8-K dated
					    	April 19, 1993).

				10.5		Agreement, dated as of March 31, 1993, among the
					     stockholders listed therein and Activision, Inc.
 		     		(incorporated by reference to Exhibit 28.5 of the
 					   	Company's Current Report on Form 8-K dated
		    				April 19, 1993).

				10.6		Letter Agreement, dated April 14, 1993 among
      				Activision, Inc. and the Purchasers listed therein
     					(incorporated by reference to Exhibit 28.6 of the
    						Company's Current Report on Form 8-K dated
				    		April 19, 1993).

				10.7		Mediagenic 1991 Stock Option and Stock Award Plan,
     					as amended (incorporated by reference to Exhibit
    						4.1 to the Company's Registration Statement on
    						Form S-8, Registration No. 33-63638, filed on
       			December 8, 1995).

				10.8		Mediagenic 1991 Director Warrant Plan as amended
   							(incorporated by reference to Exhibit 28.2 to the
    						Company's Registration Statement on Form S-8,
   							Registration No. 33-63638, filed on June 1, 1993).

				10.9		Purchase Agreement, dated as of January 24, 1994,
    						among the Company and each purchaser who is a
    						signatory thereto  (incorporated by reference to
   							Exhibit 28.1 of the Company's Form 8-K filed
   							February 9, 1994).

				10.10	Registration Rights Agreement, dated as of
  								January 31, 1994, among the Company and each
   							purchaser who is a signatory thereto (incorporated
     					by reference to Exhibit 28.2 of the Company's Form
      				8-K filed February 9, 1994).

				10.11	Share Exchange and Recapitalization Agreement,
   							dated as of January 14, 1994, among the Company,
			      	International Consumer Technologies Corporation,
						   	Steven Wynn, J.F. Shea Co., Inc. as Nominee 1993-6
				     	and ESL Partners, L.P. (incorporated by reference
		       	to Exhibit 28.3 of the Company's Form 8-K filed
 						  	February 9, 1994).

				10.12	Registration Rights Agreement, dated as of January
    						31, 1994, among the Company, International
			    			Consumer Technologies Corporation, Steven Wynn,
				     	J.F. Shea Co., Inc. as Nominee 1993-6 and ESL
							   Partners, L.P. (incorporated by reference to
						   	Exhibit 28.4 of the Company's Form 8-K filed
				     	February 9, 1994).

				10.13	Lease Agreement, as amended, dated as of November
    						29, 1993, among the Company and 11601 Wilshire
				   			Associates (incorporated by reference to Exhibit
					    	10.14 of the Company's Form 10-K for the year
 							  ended March 31, 1994).

				11.		Statement regarding computation of per share earnings.

													                                                       	51

				21.		Principal Subsidiaries of the Company.

                                                      															52
				23.		Consent of Independent Accountants.

                                                      															53


EXHIBIT 11

ACTIVISION AND SUBSIDIARIES

COMPUTATION OF NET INCOME (LOSS) PER SHARE
(Dollar amounts in thousands except per share data)

                          						  Year ended       Year ended      Year ended
				                          		March 31, 1996   March 31, 1995  March 31, 1994
Weighted average shares
  outstanding for the period	           14,011	          13,944           5,432

Net effect of stock options
  based on the treasury
  stock method	                            939			           	 -	 	        	   -

Net effect of common stock warrants	         -	     	         -	    		        -
                              							  ------- 	         ------	          -----
Average common and common
  equivalent shares outstanding	        14,950	          13,944           5,432
                              							  =======	          ======	          =====


Net income (loss)
  continuing operations		           	   $5,530	         $(1,520)		      $(1,987)
Loss - discontinued operations	              -	               -               -
Loss- dissolution of
  discontinued operations	                   -	               -               -
	                                       ------	          ------         -------
Net income (loss)	                       5,530	          (1,520)         (1,987)

Less accumulated preferred
  stock dividends	                           -	               -          (3,296)
	                                       ------	         -------          ------
Net income (loss) available
  for common stock	                     $5,530	         $(1,520)        $(5,283)
                                        ======	         =======         =======
Primary:

Net income (loss) per common share -
  continuing operations	                 $0.37	          $(0.11)         $(0.97)
Loss per common share -
  discontinued operation      s	             -	               -               -
Loss per common share - dissolution
	of discontinued operations	                 -	               -               -
	                                      -------	          ------          ------
Net income (loss) per common share	      $0.37	          $(0.11)         $(0.97)
                                       =======	          =====	          ======

Fully diluted:

Net income (loss) per common share -
  continuing operations	                 $0.37	          $(0.11)         $(0.97)
Loss per common share -
  discontinued operation	                    -	               -               -
Loss per common share - dissolution
	of discontinued operations	                 -	               -               -
	                                      -------	          ------          ------
Net income (loss) per common share	      $0.37           $(0.11)	        $(0.97)
	                                      =======           ======          ======








EXHIBIT 21


PRINCIPAL SUBSIDIARIES OF THE REGISTRANT


                            								State or Other Jurisdiction
								                              	of Incorporation or
        Name of subsidiary				            Organization
- - -------------------------------------------------------------------------------

Activision Japan Co., Ltd.			                	Japan

Activision (U.K.) Ltd.				                   	United Kingdom

Activision Europe SARL		                   			France

Activision Australia Pty Ltd.             				Australia

TDC Group, Inc.                         						Delaware

Activision Productions, Inc.	              			Delaware


EXHIBIT 23



CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of Activision, Inc. on Forms S-8 (File Nos. 33-48411, 33-63638 and 33-91074) and Forms S-3 (File Nos. 33-68144 and 33-75878) of our report dated May 15, 1996, on our audits of the consolidated financial statements and financial statement schedules of Activision, Inc. and Subsidiaries as of March 31, 1996 and 1995 and for the years ended March 31, 1996, 1995 and 1994, which report is included in this Annual Report on Form 10-K.


COOPERS & LYBRAND

Los Angeles, California
July 2, 1996