Form 10-Q
period 1996-06-30
ACTIVISION INC /NY
filed 1996-08-14
CIK 718877

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

The number of shares of the registrant's Common Stock outstanding as of August 8, 1996 was 13,875,765.

                                ACTIVISION, INC.

                                      INDEX


                                                  Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets
        as of June 30, 1996  (unaudited)
        and March 31, 1996                           3

        Condensed Consolidated Statements of
        Operations for the quarters ended
        June 30, 1996 and 1995 (unaudited)           4

        Condensed Consolidated Statements of
        Cash Flows for the quarters ended
        June 30, 1996 and 1995 (unaudited)           5

        Notes to Condensed Consolidated Financial
        Statements for the quarter ended
        June 30, 1996 (unaudited)                    6


Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                7-10



PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K            11


SIGNATURES                                           12



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                        ACTIVISION, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                        (in thousands except share data)



                                         June 30,       March 31,
                                          1996            1996
                                         -------        --------
                                       (Unaudited)
 ASSETS
     Current assets:
     Cash and cash equivalents           $22,814          $25,288
     Accounts receivable, net of
      allowances of $6,220 and
      $7,005 respectively                 13,726           19,909
     Inventories, net                      3,439            2,975
     Prepaid software and license
      royalties                            5,566            3,652
     Other assets                          1,636            1,183
     Deferred income taxes                 2,757            1,500
                                        ---------       ----------
       Total current assets               49,938           54,507

     Property and equipment, net           3,974            3,326
     Prepaid software and license
      royalties                              872                -
     Other assets                            198              200
     Excess purchase price over
      identifiable assets acquired, net   19,260           19,580
                                        ---------       ---------
       Total assets                      $74,242          $77,613
                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                     $2,942           $4,592
     Accrued expenses                      9,416            9,688
                                        ---------       ---------
       Total current liabilities          12,358           14,280

     Other liabilities                       329              334
                                        ---------       ---------
       Total liabilities                  12,687           14,614
                                        ---------       ---------
  Commitments and contingencies

  Shareholders' equity:
     Common stock, $.000001 par value,
       100,000,000 shares authorized,
       14,373,965 and 14,250,180 shares
       issued and 13,873,965 and 13,750,180
       outstanding , respectively               -                -
     Additional paid-in capital            69,058           67,904
     Retained earnings
       (accumulated deficit)               (1,923)             708
     Cumulative foreign currency
       translation                           (302)            (335)
     Less: Treasury stock, cost of
       500,000 shares                      (5,278)          (5,278)
                                        ----------       ----------
       Total shareholders' equity          61,555           62,999
                                        ----------       ----------
     Total liabilities and
       shareholders' equity               $74,242          $77,613
                                        ==========       ==========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                         For the quarters ended June 30,

                    (in thousands except loss per share data)

                                   (Unaudited)


                                            1996             1995
                                            ----             ----
Net revenues                              $7,021           $3,319

Cost of goods sold                         1,509            1,554
                                        ---------       ---------
  Gross profit                             5,512            1,765
                                        ---------       ---------
Operating expenses:
  Product development                      4,547            4,579
  Sales and marketing                      3,641            1,893
  General and administrative               1,229              986
  Amortization of intangible assets          321              321
                                        ---------       ---------
     Total operating expenses              9,738            7,779
                                        ---------       ---------

Operating loss                            (4,226)          (6,014)

Other income:
  Interest, net                              312              525
                                        ---------       ----------
Loss before income tax
  provision (benefit)                     (3,914)          (5,489)

Income tax provision (benefit)            (1,283)              39
                                        ----------      ----------
Net loss                                 $(2,631)         $(5,528)
                                        ==========      ==========


Net loss per common share                $ (0.19)         $ (0.39)
                                        ==========      ==========

Number of shares used in computing
  net loss per common share               13,812           14,184
                                        ==========      ==========



   The accompanying notes are an integral part of these condensed consolidated financial statements.


                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                         For the quarters ended June 30,

                                 (in thousands)

                           Increase (Decrease) in Cash

                                      (UNAUDITED)
                                          1996             1995
                                      ----------------------------
Net cash used in operating activities   $(1,750)         $(3,069)
                                       ---------        ---------
Cash flows from investing activities:
  Capital expenditures                   (1,089)            (638)
                                       ---------        ---------
     Net cash used in investing
       activities                        (1,089)            (638)
                                       ---------        ---------
Cash flows from financing activities:
  Proceeds from  issuance and exercise
    of common stock options and warrants    332                -
                                       ---------        ---------
     Net cash provided by
       financing activities                 332                -
                                       ---------        ---------

Effect of exchange rate changes on cash      33              (15)
                                       ---------        ---------
Net decrease in cash and cash equivalents(2,474)          (3,722)
                                       ---------        ---------
Cash and cash equivalents at beginning
  of period                              25,288           37,355
                                       ---------        ---------
Cash and cash equivalents at end
  of period                             $22,814          $33,633
                                       =========        =========



Non-cash investing activities:

  Stock issued in exchange for
    licensing rights                       $822                -
                                       =========        =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

1.BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries. The information furnished is unaudited and reflects all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

  Certain amounts in the condensed consolidated financial statements have been reclassified to conform with the current period's presentation. These reclassifications had no impact on previously reported working capital or results of operations.


2.INVENTORIES

  Inventories comprise (amounts in thousands):
                                       June 30,   March 31,
                                         1996        1996

       Finished goods                  $2,491       $2,099
       Purchased parts and components     948          876
                                       ------       ------
                                       $3,439       $2,975
                                       ======       ======

3.SOFTWARE DEVELOPMENT COSTS

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

4.AMORTIZATION OF INTANGIBLE ASSETS

  Effective April 1, 1992, the Disc Company, Inc. ("TDC"), a Delaware corporation and a wholly-owned subsidiary of International Consumer Technologies Corporation, was merged with and into the Company, with the Company as the surviving corporation. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an intangible asset in the amount of $24,417,000. This intangible asset is being amortized on a straight-line basis over a 20 year period. Amortization was approximately $305,000 for each of the quarters ended June 30, 1996 and 1995. The Company systematically evaluates current and expected cash flow from operations on a non-discounted basis for the purpose of assessing the recoverability of recorded intangible assets. Some of the factors considered in this evaluation include operating results, business plans, budgets and economic projections. Should such factors indicate that recoverability might be impaired, the Company would appropriately adjust the recorded amount of the intangible asset and/or the period over which the recorded intangible asset is amortized.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ITEM 2 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K UNDER "CERTAIN CAUTIONARY INFORMATION" ON PAGES 4 TO 8 OF SUCH REPORT. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.

                                    OVERVIEW

     The Company is a diversified international publisher of interactive entertainment software. The Company develops and publishes entertainment software for a variety of platforms, including both personal computer CD-ROM desktop systems, such as the Windows 95 operating system, and videogame set-top hardware systems, such as the Sony Playstation and Sega Saturn. The Company distributes its products worldwide through its direct sales force and, to a lesser extent, through third party distributors and licensees.

     For purposes of the presentation set forth below, net revenues from and cost of goods sold related to set-top systems consist of sales and costs relating to all entertainment software products designed by the Company for operation on a hardware device that is connected to a television set and displayed on a television screen. Examples of set-top systems include Super Nintendo Entertainment System ("SNES"), Sega Genesis ("SGS"), Sega Saturn ("Saturn"), Sony Playstation ("Playstation"), Atari Jaguar, CD-I and 3DO Multiplayer ("3DO"). The Company designs products for operation on many of these systems, and normally it is required to pay a license fee for the right to create products for a particular system. Net revenues from and cost of goods sold related to desktop systems consist of sales and costs relating to all entertainment software products designed by the Company for operation through a personal computer's operating system software and that is displayed on the computer's monitor. Examples of computer operating systems include MS-DOS, Windows and the Macintosh operating system. The Company generally is not obligated to pay an operating system license fee for the right to produce desktop products.


                              RESULTS OF OPERATIONS

Net Revenues

     Net revenues for the quarter ended June 30, 1996 increased 112% from the same period last year. This increase in net revenues was primarily due to an increase in desktop net revenues and OEM net revenues during the quarter. The increase in desktop net revenues during the current quarter was attributable to continuing strong sales of "Mechwarrior 2" (DOS and Windows 95 CD), which was released in July 1995, as well as the initial release of "Mechwarrior 2: Ghost Bear's Legacy" (Windows 95 CD), "Netmech" (DOS CD), "Mechwarrior 2" (Mac CD), "Zork Nemesis" (Mac CD) and "Elk Moon Murder" (DOS/Windows 95/Mac CD). The decrease in set-top net revenues during the current quarter was due to the Company's strategic change in its business emphasis from cartridge-based set-top systems to CD-based desktop systems. The Company expects revenues from set-top systems to grow as a result of an increase in new releases of CD based set-top products for the Playstation and Saturn.

      On-line, OEM, licensing and other net revenues increased during the current quarter due to OEM and licensing revenues related to "Mechwarrior 2" (Windows 95 CD/Power VR and S3 Virge enhanced versions), "Zork: Nemesis" and "Spycraft: The Great Game."



     Net revenues by territory were as follows (amounts in thousands):

                                Quarter Ended June 30,
               ---------------------------------------------------------
                             1996                   1995
               ---------------------------------------------------------
                              % of Net               % ofNet
                    Amount    Revenues     Amount    Revenues    %Change
                    ------    --------     ------    --------    -------
  North America     $5,544         79%     $2,183         66%      154%
  Europe               723         10%         70          2%      933%
  Japan                284          4%        839         25%      -66%
  Australia and
    Pacific Rim        470          7%        227          7%      107%
               ---------------------------------------------------------
                    $7,021        100%     $3,319        100%      112%
               =========================================================

     Net revenues by device/medium  were as follows (amounts in thousands):

                                  Quarter Ended June 30,
                 ---------------------------------------------------------
                           1996                   1995
                 ---------------------------------------------------------
                              % of Net                % of Net
                    Amount    Revenues      Amount    Revenues     %Change
                    ------    ---------     ------    --------     -------
  Set-top             $203         3%         $685        21%       -70%
  Desktop            6,818        97%        2,634        79%       159%
                 ---------------------------------------------------------
                    $7,021       100%       $3,319       100%       112%
                 =========================================================


     Net revenues by distribution channel were as follows (amounts in thousands):

                                 Quarter Ended June 30,
                   ---------------------------------------------------------
                               1996                1995
                   ---------------------------------------------------------
                               % of Net                % of Net
                    Amount     Revenues     Amount     Revenues      %Change
                    ------     --------     ------     --------      -------
Retailer/Reseller   $2,614          37%     $2,723          82%          -4%
  OEM                3,455          49%         69           2%       4,907%
  On-line, licensing
    and other          952          14%        527          16%          81%
                    --------------------------------------------------------
                    $7,021         100%     $3,319         100%         112%
                    ========================================================


Cost of Goods Sold

     Cost of goods sold related to set-top, desktop and OEM revenues represent the manufacturing and related costs of computer software and video games. Manufacturers of the Company's computer software are located in the United States and Europe and are readily available. Set-top cartridges and CDs are manufactured by the respective video game console manufacturers, such as Sony, Nintendo and Sega, who require significant lead time to fulfill the Company's orders.

     Also included in cost of goods sold is royalty expense related to amounts due to developers, title owners or other royalty participants based on product sales. Various contracts are maintained with developers, product title owners or other royalty participants which state a royalty rate and term of agreement, among other items. The decrease in cost of goods sold is a result of the increase in the percentage of net revenues to CD-based products.


Gross Profit

     For the quarter ended June 30, 1996, gross profit as a percentage of net revenues was 78.5% compared to 53.2% for the quarter ended June 30, 1995. The increase in gross profit as a percentage of net revenues was due to the increase in the percentage of net revenues rlated to CD based products.

Operating Expenses
                                      Quarter Ended June 30,
                         ----------------------------------------------------
                                1996                         1995
                         ----------------------------------------------------
                                     % of Net                       % of Net
                         Amount      Revenues         Amount        Revenues
                         ------      --------         ------        --------

  Product development    $4,547         64.7%         $4,579          138.0%
  Sales and marketing     3,641         51.9%          1,893           57.0%
  General and
    administrative        1,229         17.5%            986           29.7%
  Amortization of excess
    purchase price and
    reorganization expenses 321          4.6%            321           9.7%
                         ------       -------         ------        -------
  Total operating expenses
                         $9,738        138.7%         $7,779         234.4%
                         ======       =======         ======        =======


     The decrease in product development expenses for the quarter ended June 30, 1996 was due to the decrease in products in development containing live action video. This decrease, however, was almost fully offset by an overall increase in the number of products in development, an increase in production costs associated with 3-D programming technology, continued investment in development for new CD platforms and the higher average development costs of products for these new platforms. Sales and marketing expenses also increased both in amount and as a percentage of revenues as a result of a worldwide expansion of the sales and marketing organization needed to manage the Company's increased product release schedule later in the fiscal year. General and administrative expenses increased due to an increase in head count related expenses as compared to the same period in the prior year.

Other Income (Expense)

     Interest income was $312,000 and $525,000 for the quarters ended June 30, 1996 and 1995, respectively. The decrease was due the decrease in cash and cash equivalents during the current fiscal quarter as compared to the same period in the prior year.

Income Tax Provision (Benefit)

     The income tax benefit of $1,283,000 for the quarter ended June 30, 1996 reflects the Company's expected effective income tax rate for the fiscal year ended March 31, 1997. The income tax benefit was recorded based on recent operating history, as well as a current assessment that operations will generate taxable income for the fiscal year. Income taxes for the quarter ended June 30, 1995 represents foreign taxes withheld, which may be available in the future as tax credits against future tax liability.

Net Income (Loss)

     For the reasons noted above, there was a decrease in the net loss recorded for the quarter ended June 30, 1996 as compared to the net loss for the quarter ended June 30, 1995. Net loss for the quarter ended June 30, 1996 was $2,631,000 compared to a net loss of $5,528,000 for the same period of the prior fiscal year.

                                   SEASONALITY

     The Company's quarterly operating results have in the past varied significantly and will likely in the future vary significantly depending on many factors, some of which are not under the Company's control. For example, net revenues may be higher during the fourth calendar quarter as a result of increased demand for consumer software during the year-end holiday buying season. Net revenues in other quarters can vary significantly as a result of the timing of new product introductions.

     Products are generally shipped as orders are received, and consequently the Company operates with little or no backlog. Net revenues in any quarter are therefore substantially dependent on orders booked and shipped in that quarter. The Company's expense levels are based in large part on the Company's product development and marketing budgets. The majority of product development and marketing costs are expensed as incurred, which is often before a product ever is released. As the Company increases its development and marketing activities, current expenses will increase and, if sales from previously released products are below expectations, net income is likely to be disproportionately affected. Due to all of the foregoing, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased $2.6 million from March 31, 1996 to June 30, 1996 as a result of the funding of the Company's expanding operations and additional capital expenditures. At June 30, 1996, net accounts receivable and inventories were $17.2 million, a decrease of $5.7 million from $22.9 million as of March 31, 1996. The decrease is due primarily to a decrease in the Company's product sales in the first quarter of this fiscal year as compared to the quarter ended March 31, 1996.

     As of June 30, 1996, total accounts payable and accrued liabilities were approximately $12.4 million versus $14.3 million at March 31, 1996. The decrease at June 30, 1996 is related to the decrease in cost of goods sold as well as a decrease in operating expenses from $10.7 million for the quarter ended March 31, 1996 as compared to $9.7 million for the quarter ended June 30, 1996.

     During the quarter ended June 30, 1996, the Company invested approximately $1.1 million in computer hardware and software purchases required to support the Company's product development efforts and new management information systems. During fiscal 1997, the Company expects to incur additional capital expenditures relating to the development of its products and the general operation of its business. The Company also plans on moving its Los Angeles headquarters to a new facility by the end of fiscal 1997 and, although a new site has not been finally identified, the Company may consider a site purchase as opposed to a new lease.

     The Company's principal source of liquidity is $22.8 million in cash and cash equivalents. The Company uses its working capital to finance ongoing operations, including acquisitions of inventory and equipment, to fund the development, production, marketing and selling of new products, and to obtain intellectual property rights for future products from third parties. Management believes that the Company's existing capital resources are sufficient to meet its current operational requirements for the foreseeable future.

     The Company's management currently believes that inflation has not had a material impact on continuing operations.

PART II. - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

       None

     (b)   Reports on Form 8-K

       None



                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1996

ACTIVISION, INC.



     /S/Robert A. Kotick       Chairman, Chief Executive      August 14, 1996
       (Robert A. Kotick)      Officer (Principal Executive Officer),
                               President and Director



     /S/Brian G. Kelly         Chief Financial and Operating  August 14, 1996
       (Brian G. Kelly)        Officer and Director
                               (Principal Financial Officer)




     /S/Barry J. Plaga         Chief Accounting Officer       August 14, 1996
       (Barry J. Plaga)        (Principal Accounting Officer)

