Form 10-Q
period 1996-09-30
ACTIVISION INC /NY
filed 1996-11-14
CIK 718877

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

The number of shares of the registrant's Common Stock outstanding as of November 13, 1996 was 13,918,879.

                                ACTIVISION, INC.

                                      INDEX


                                                                    Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets as of
             September 30, 1996  (unaudited) and March 31, 1996          3

        Condensed Consolidated Statements of Operations for the quarters
        and six months ended September 30, 1996 and 1995 (unaudited)     4

        Condensed Consolidated Statements of Cash Flows for the
        six months ended September 30, 1996 and 1995 (unaudited)         5

        Notes to Condensed Consolidated Financial Statements for the
        quarter and six months ended September 30, 1996 (unaudited)      6


Item 2.  Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                7-12



PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                              13

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 6.  Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                              14

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                        ACTIVISION, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)


                                              September 30,        March 31,
                                                1996                  1996
                                          -------------------   -----------------
                                              (Unaudited)
 ASSETS
     Current assets:
       Cash and cash equivalents                     $17,348           $25,288
     Accounts receivable, net of allowances
       of $6,939 and $7,005 respectively              23,670            19,909
     Inventories, net                                  3,591             2,975
     Prepaid software and license royalties            6,369             3,652
     Other current assets                              1,483             1,183
     Deferred income taxes                             2,082             1,500
                                          ------------------     ------------------
       Total current assets                           54,543            54,507

     Property and equipment, net                       4,182             3,326
     Prepaid software and license royalties              872                 -
     Other assets                                        197               200
     Excess purchase price over
        identifiable assets acquired, net             18,939            19,580
                                          ------------------     ------------------

       Total assets                                  $78,733           $77,613
                                          ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                 $6,001            $4,592
     Accrued expenses                                  9,145             9,688
                                          ------------------     ------------------

       Total current liabilities                      15,146            14,280

     Other liabilities                                   324               334
                                          ------------------     ------------------

       Total liabilities                              15,470            14,614
                                          ------------------     ------------------

  Commitments and contingencies

  Shareholders' equity:
     Common stock, $.000001 par value,
       50,000,000 and 100,000,000 shares
       authorized, 14,406,929 and
       14,250,180 shares issued and
       13,906,929 and 13,750,180
       outstanding , respectively
     Additional paid-in capital                      69,433             67,904
     Retained earnings (accumulated deficit)           (587)               708
     Cumulative foreign currency translation           (305)              (335)
     Less: Treasury stock,
             cost of 500,000 shares                  (5,278)            (5,278)
                                            ----------------      -----------------

       Total shareholders' equity                    63,263             62,999
                                           ----------------       -----------------

     Total liabilities and
     shareholders' equity                           $78,733            $77,613
                                           ================       =================

     The accompanying notes are an integral part of these condensed consolidated financial statements.



                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

               (in thousands except income (loss) per share data)

                                   (Unaudited)



                             Quarter ended               Six months ended
                              September 30,                September 30,
                       ------------------------   ------------------------------

                            1996        1995          1996            1995
                       -----------   ----------   ------------   ---------------

Net revenues               $19,175      $18,848        $26,196       $22,167
Cost of goods sold           5,712        6,743          7,221         8,297
                       -----------   ----------   ------------   ---------------

  Gross profit              13,463       12,105         18,975        13,870
                       -----------   ----------   ------------   ---------------

Operating expenses:
  Product development        4,607        4,065          9,154         8,644
  Sales and marketing        5,406        4,197          9,047         6,090
  General and administrative 1,360        1,156          2,589         2,142
  Amortization of
    intangible assets          321          321            642           642
                       -----------   ----------   ------------   ---------------

     Total operating
       expenses             11,694        9,739         21,432         17,518
                       -----------   ----------   ------------   ---------------


Operating income (loss)      1,769        2,366         (2,457)        (3,648)

Other income:
  Interest, net                244          409            556            934
                       -----------   ----------   ------------   ---------------

Income (loss) before income
  tax provision (benefit)    2,013        2,775         (1,901)        (2,714)

Income tax provision
  (benefit)                    677           10           (606)            49
                       -----------   ----------   -------------   --------------

Net income (loss)           $1,336       $2,765        $(1,295)       $(2,763)
                       ===========   ==========   =============   ==============


Net income (loss)
  per share                 $ 0.09        $0.18         $(0.09)      $(0.19)
                       ===========   ==========   =============   =======================
Number of shares used in
  computingnet income
  (loss) per share          14,551       15,064         13,844       14,193
                       ===========   ==========   ============   ========================




                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                     For the six months ended September  30,

                                 (in thousands)

                           Increase (Decrease) in Cash

                                   (UNAUDITED)

                                              1996                  1995
                                      --------------      ----------------------

Net cash used in operating activities       $(6,875)              $(5,230)
                                      --------------      ----------------------

Cash flows from investing activities:
  Capital expenditures                       (1,802)               (1,374)
                                      --------------      ----------------------

     Net cash used in investing
       activities                            (1,802)               (1,374)
                                      --------------      ----------------------

Cash flows from financing activities:
  Proceeds from  issuance and exercise
  of common stock options and warrants          707                   126
                                      --------------      ----------------------

     Net cash provided by financing
       activities                               707                   126
                                      --------------      ----------------------


Effect of exchange rate changes
  on cash                                       30                    (53)
                                      --------------      ----------------------

Net decrease in cash and
  cash equivalents                          (7,940)                (6,531)
                                      --------------      ----------------------

Cash and cash equivalents at
  beginning of period                       25,288                 37,355
                                      --------------      ----------------------

Cash and cash equivalents
  at end of period                         $17,348                $30,824
                                      ==============      ======================



Non-cash investing activities:

  Stock issued in exchange
    for licensing rights                      $822               $      -
                                      ==============      ======================


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


2.INVENTORIES

  Inventories, net comprise (amounts in thousands):
                                           September  30,         March 31,
                                               1996                  1996
       Finished goods                         $2,529                $2,099
       Purchased parts and components          1,062                   876
                                              ------                ------
                                              $3,591                $2,975
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


4.   REVENUE RECOGNITION

  Product Sales: The Company recognizes revenues from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods and provides price protection on certain unsold merchandise. Revenues from product sales are reflected net of the allowance for returns and price protection.

  Software Licenses: For those license agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenues are recognized at delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned.



5.AMORTIZATION OF INTANGIBLE ASSETS

  Effective April 1, 1992, the Disc Company, Inc. ("TDC"), a Delaware corporation and a wholly-owned subsidiary of International Consumer Technologies Corporation, was merged with and into the Company, with the Company as the surviving corporation. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an intangible asset in the amount of $24,417,000. This intangible asset is being amortized on a straight-line basis over a 20 year period. Amortization was approximately $305,000 for each of the quarters ended September 30, 1996 and 1995 and $610,000 for each of the six month periods ended September 30, 1996 and 1995. The Company systematically evaluates current and expected cash flow from operations on a non-discounted basis for the purpose of assessing the recoverability of recorded intangible assets. Some of the factors considered in this evaluation include operating results, business plans, budgets and economic projections. Should such factors indicate that recoverability might be impaired, the Company would appropriately adjust the recorded amount of the intangible asset and/or the period over which the recorded intangible asset is amortized.

6.     COMPUTATION OF NET INCOME (LOSS) PER SHARE

  The net income (loss) per common share and common equivalent shares for the quarter and six month periods ended September 30, 1996 and 1995 have been computed using the weighted average number of common shares and common stock equivalent shares, unless anti-dilutive, outstanding for each period as summarized below (000's omitted):


                                Quarter ended                 Six months ended
                                September 30,                   September 30,
                          --------------------------    ---------------------------

                               1996          1995           1996           1995
                          -------------    ---------    -----------    --------------


  Weighted average common
    shares outstanding
    during the period            13,891       14,197         13,844         14,193

  Common stock equivalent
    shares                          660          867              -              -

                          -------------    ---------    -----------    --------------

  Shares used in net income
   (loss) per share
   calculation                   14,551       15,064         13,844         14,193
                          -------------    ---------    -----------    --------------


Common stock equivalent shares consist of outstanding stock options and director warrants.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ITEM 2 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K UNDER "CERTAIN CAUTIONARY INFORMATION" ON PAGES 4 TO 8 OF SUCH REPORT. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.

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

     For purposes of the presentation set forth below, net revenues from and cost of goods sold related to set-top systems consist of sales and costs relating to all entertainment software products designed by the Company for operation on a hardware device that is connected to a television set and displayed on a television screen. Examples of set-top systems include Super Nintendo Entertainment System ("SNES"), Sega Genesis ("SGS"), Sega Saturn ("Saturn"), Sony PlayStation ("PlayStation"), Atari Jaguar, CD-I and 3DO Multiplayer. The Company designs products for operation on many of these systems, and normally it is required to pay a license fee for the right to create products for a particular system. Net revenues from and cost of goods sold related to desktop systems consist of sales and costs relating to all entertainment software products designed by the Company for operation through a personal computer's operating system software and that is displayed on the computer's monitor. Examples of computer operating systems include MS-DOS, Windows and the Macintosh operating systems. The Company generally is not obligated to pay an operating system license fee for the right to produce desktop products.


                              RESULTS OF OPERATIONS

Net Revenues

     Net revenues for the quarter and six months ended September 30, 1996 increased $327,000 or 1.7% and $4,029,000 or 18.2%, respectively, from the same periods last year. These increases in net revenues were primarily due to an increase in desktop net revenues and OEM net revenues during the current periods. The increase in desktop net revenues during the current quarter was attributable to the initial release of "MechWarrior 2: Mercenaries" (Windows 95
CD), "Muppet Treasure Island" (Windows 95/Mac CD), "Time Commando" (Windows 95
CD) and continuing sales of "MechWarrior 2" (Windows 95/Mac CD) and "Zork Nemesis" (Windows 95/Mac CD). The increase in set-top net revenues during the current quarter was attributable to the release of "Time Commando" (Sony PlayStation). The Company expects revenues from set-top systems to grow as a result of an increase of new releases of CD based set-top products for the PlayStation and Saturn.

     Total OEM and licensing net revenues increased during the current quarter and six month period due to OEM and licensing revenues related to enhanced 3-D versions of "MechWarrior 2" (Windows 95 CD/Matrox Mystique, S3 Virge and Power
VR), "Time Commando" (Windows 95 CD), "Zork Nemesis" (Windows 95 CD) and "Spycraft: The Great Game" (Windows 95 CD).

     Net revenues by territory were as follows (amounts in thousands):
                   Quarter Ended September 30,     Six Months Ended September 30,
               --------------------------------  -----------------------------------
                    1996             1995             1996              1995
               ---------------  ---------------  ---------------   ----------------

                       % of Net        % of Net          % of Net          % of Net
                Amount Revenues  Amount Revenues  Amount Revenues   Amount Revenues
North America   $14,925   77.8%   $14,789  78.5%  $20,469   78.1%   $16,972   76.6%
Europe            2,016   10.5%     1,958  10.4%    2,739   10.5%     2,028    9.1%
Japan               967    5.1%     1,057   5.6%    1,251    4.8%     1,896    8.6%
Australia and
  Pacific Rim
                  1,267    6.6%     1,044   5.5%    1,737    6.6%     1,271    5.7%
                -------  ------   -------  -----  -------   -----   -------   -----

                $19,175  100.0%   $18,848 100.0%  $26,196  100.0%   $22,167  100.0%
                =======  ======   ======= ======  =======  ======   =======  ======

     Net revenues by device/medium  were as follows (amounts in thousands):
              Quarter Ended September 30,     Six Months Ended September 30,
           --------------------------------   ----------------------------------
                1996             1995              1996             1995
           ---------------  ---------------   ---------------  ----------------

                  % of Net         % of Net          % of Net         % of Net
           Amount Revenues  Amount Revenues   Amount Revenues  Amount Revenues
  Set-top $ 2,270    11.8% $ 2,084    11.1%  $ 2,323     8.9% $ 2,769    12.5%
  Desktop  16,905    88.2%  16,764    88.9%   23,873    91.1%  19,398    87.5%
          -------   ------ -------   ------  -------   ------ -------   ------
          $19,175   100.0% $18,848   100.0%  $26,196   100.0% $22,167   100.0%
          =======   ====== =======   ======  =======   ====== =======   ======


              Net revenues by distribution channel were as follows (amounts in thousands):

                      Quarter Ended September 30,     Six Months Ended September 30,
                   --------------------------------  ----------------------------------

                      1996                1995                1996                    1995
                 ---------------     ---------------      ---------------       ---------------

                        % of Net             % of Net             % of Net              % of Net
               Amount   Revenues    Amount   Revenues    Amount   Revenues     Amount   Revenues

Retailer/
  Reseller     $15,847     82.6%    $15,583     82.7%    $18,461     70.5%    $18,306      82.6%
OEM              2,799     14.6%        936      4.9%      6,292     24.0%      1,005       4.5%
On-line,
  licensing
  and other        529      2.8%      2,329     12.4%      1,443      5.5%      2,856    12.9%
               -------    ------    -------    ------    -------    ------    -------   ------
               $19,175    100.0%    $18,848    100.0%    $26,196    100.0%    $22,167   100.0%
               =======    ======    =======    ======    =======    ======    =======   ======


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

     Also included in cost of goods sold is royalty expense related to amounts due to developers, title owners or other royalty participants based on product sales. Various contracts are maintained with developers, product title owners or other royalty participants which state a royalty rate and term of agreement, among other items. Cost of goods sold as a percentage of net revenues decreased to 29.8% for the quarter ended September 30, 1996 compared to 35.8% for the quarter ended September 30, 1995. The six month comparative figures also show a decrease in cost of goods sold as a percentage of net revenues to 27.6% for the six month period ended September 30, 1996 compared to 37.4% for the six month period ended September 30, 1995. These decreases are a result of the increase in the percentage of net revenues attributable to CD-based products and the increase in OEM net revenues, each of which generate higher gross profit margins than cartridge based set-top products.



Gross Profit

     For the quarter ended September 30, 1996, gross profit as a percentage of net revenues was 70.2% compared to 64.2% for the quarter ended September 30, 1995. Gross profit as a percentage of net revenues increased to 72.4% for the six months ended September 30, 1996 from 62.6% for the six months ended September 30, 1995. The increase in gross profit as a percentage of net revenues during both the current quarter and six month period was due to the increase in the percentage of net revenues attributable to CD-based products and the increase in OEM net revenues, each of which generate higher gross profit margins than cartridge based set-top products.

Operating Expenses
                          Quarter Ended September 30,      Six Months Ended September 30,
                       -------------------------------  --------------------------------

                            1996             1995            1996             1995
                       ---------------  --------------  ---------------  ---------------
                               % of Net        % of Net         % of Net         % of Net
                        Amount Revenues Amount Revenues Amount  Revenues  Amount Revenues
Product development    $ 4,607   24.0%  $4,065   21.6%  $ 9,154   34.9%  $ 8,644   38.9%
Sales and marketing      5,406   28.2%   4,197   22.3%    9,047   34.5%    6,090   27.5%
General and
  administrative         1,360    7.1%   1,156    6.1%    2,589    9.9%    2,142   9.7%
Amortization of
  intangible assets        321    1.7%     321    1.7%      642    2.5%      642   2.9%
                       -------   -----  ------   -----  -------   -----  -------  -----
                       $11,694   61.0%  $9,739   51.7%  $21,432   81.8%  $17,518  79.0%
                       =======   =====  ======   =====  =======   =====  =======  =====

     The increase in product development expenses for the quarter and six months ended September 30, 1996 was due to an overall increase in the number of products in development, an increase in production costs associated with 3-D programming technology and continued investment in development for new CD platforms. Sales and marketing expenses also increased both in amount and as a percentage of revenues as a result of a worldwide expansion of the sales and marketing organization needed to manage the Company's increased product release schedule later in the fiscal year. General and administrative expenses increased due to an increase in head count related expenses as compared to the same periods in the prior year.

Other Income (Expense)

     Interest income was approximately $244,000 and $556,000 for the quarter and six months ended September 30, 1996, respectively, compared to approximately $409,000 and $934,000 for the quarter and six months ended September 30, 1995, respectively. The decreases were due to a decrease in cash and cash equivalents during the current fiscal quarter and six month period as compared to the same periods in the prior year.


Income Tax Provision (Benefit)

     The income tax provision (benefit) of approximately $677,000 and ($606,000) for the quarter and six months ended September 30, 1996, respectively, reflects the Company's expected effective income tax rate for the fiscal year ending March 31, 1997. The income tax benefit was recorded based on recent operating history as well as a current assessment that operations will generate taxable income for the fiscal year. The Company did not record an income tax provision benefit for the six months ended September 30, 1995 due to the fact that as of such date, the Company had not yet generated taxable income. Income taxes for the quarter and six months ended September 30, 1995 represent foreign taxes withheld, which may be available in the future as tax credits against future tax liability.

Net Income (Loss)

     For the reasons noted above, net income decreased to $1,336,000 for the quarter ended September 30, 1996 from a net income of $2,765,000 for the same period of the prior fiscal year. For the six months ended September 30, 1996, net loss decreased to $1,295,000 from a net loss of $2,763,000 for the same period of the prior fiscal year.


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


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased $0.8 million from March 31, 1996 to September 30, 1996 as a result of the funding of the Company's expanding operations and additional capital expenditures. At September 30, 1996, net accounts receivable and inventories were $27.3 million, an increase of $4.4 million from $22.9 million as of March 31, 1996. The increase is due primarily to an increase in receivables due from OEM customers. Prepaid royalties increased as a result of an increase in the number of products being developed by third party developers as well as an increase in the acquisition of third party intellectual property rights.

     As of September 30, 1996, total accounts payable and accrued liabilities were approximately $15.1 million versus $14.3 million at March 31, 1996. The increase at September 30, 1996 is primarily related to the increase in inventories.

     During the six months ended September 30, 1996, the Company invested approximately $1.8 million in computer hardware and software purchases required to support the Company's product development efforts and new management information systems. During fiscal 1997, the Company expects to incur additional capital expenditures relating to the development of its products and the general operation of its business. The Company also plans on moving its Los Angeles headquarters to a new facility early in fiscal 1998.

     The Company's principal source of liquidity is $17.3 million in cash and cash equivalents. The Company uses its working capital to finance ongoing operations, including acquisitions of inventory and equipment, to fund the development, production, marketing and selling of new products, and to obtain intellectual property rights for future products from third parties. Management believes that the Company's existing capital resources are sufficient to meet its current operational requirements for the foreseeable future.

     The Company's management currently believes that inflation has not had a material impact on continuing operations.



PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is party to routine claims and suits brought against it in the ordinary course of business including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its 1996 Annual Meeting of Stockholders on August 22, 1996 in Los Angeles, California. Four items were submitted to a vote of the stockholders:

            1. The election of five directors to hold office for one year terms and until their respective successors are elected and have qualified. All five nominees were recommended by the Board of Directors and all were elected. Set forth below are the results of the voting for each director.

                                         For          Withheld


               Robert A. Kotick      12,017,146       112,753
               Howard E. Marks       12,018,103       111,796
               Brian G. Kelly        12,017,697       112,202
               Barbara S. Isgur      12,018,130       111,769
               Steven T. Mayer       12,017,137       112,762

                        2. The adoption of an amendment to the Company's 1991 Stock Option and Stock Award Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 4,066,667 to 6,066,667 shares. This proposal was adopted by a vote of 6,828,004 in favor, 2,113,862 against, and 7,177 abstentions.

                        3. The adoption of the Company's Employee Stock Purchase Plan and the reservation of 200,000 shares of the Company's Common Stock for issuance thereunder. This proposal was adopted by a vote of 9,036,396 in favor, 48,937 against, and 7,929 abstentions.

                        4. An amendment to the Company's Amended and Restated Certificate of Incorporation to decrease the Company's authorized capital stock from 110,000,000 shares, consisting of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, to 55,000,000 shares, consisting of 50,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. This proposal was adopted by a vote of 9,114,015 in favor, 19,829 against, and 8,834 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

       None

     (b)   Reports on Form 8-K

       None


                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1996

ACTIVISION, INC.



      -------------------
      (Robert A. Kotick)     Chairman, Chief Executive         November 13, 1996
                             Officer (Principal Executive
                             Officer), President and Director



      -------------------
      (Brian G. Kelly)       Chief Financial and Operating     November 13, 1996
                             Officer and Director
                             (Principal Financial Officer)




       ------------------
       (Barry J. Plaga)      Chief Accounting Officer          November 13, 1996
                             (Principal Accounting Officer)

