Form 10-Q
period 1996-12-31
ACTIVISION INC /NY
filed 1997-02-14
CIK 718877

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark one)

      [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1996

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

The number of shares of the registrant's Common Stock outstanding as of February 14, 1997 was 14,078,060.


                               ACTIVISION, INC.

                                    INDEX


                                                                  	Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	Condensed Consolidated Balance Sheets as of
		December 31, 1996  (unaudited) and March 31, 1996		                 3

	Condensed Consolidated Statements of Operations for the quarters
		and nine months ended December 31, 1996 and 1995 (unaudited)        4

	Condensed Consolidated Statements of Cash Flows for the
		nine months ended December 31, 1996 and 1995 (unaudited)            5

	Notes to Condensed Consolidated Financial Statements for the
		quarter and nine months ended December 31, 1996 (unaudited)	      6-7


Item 2.  Management's Discussion and Analysis of Financial Condition
		and Results of Operations	                                      8-16



PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings							                                  17

Item 6.  Exhibits and Reports on Form 8-K	                         17


SIGNATURES	                                                        18

Exhibit Index	                                                     19

                     Part I - Financial Information

Item 1. Financial Statements

                   ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                    (in thousands except share data)


                                           	December 31,	          March 31,
                                            		1996                  	1996
                                      		------------------	  -----------------
		(Unaudited)
 Assets
  Current assets:
  		Cash and cash equivalents	                $17,336		             $25,288
  		Accounts receivable,
     net of allowances of $8,618
			  and $7,005 respectively		                 33,373			             19,909
  		Inventories, net		                          3,275			              2,975
		 Prepaid software and license royalties      	6,788		              	3,652
 		Other current assets	                      		1,500               		1,183
		 Deferred income taxes		                       	505		               1,500
                                   					-----------------		  -----------------
		Total current assets 			                     62,777			             54,507

		Property and equipment, net			               	4,186			              3,326
	 Other assets			                                	260	                		200
		Excess purchase price over
		 identifiable assets acquired, net         		18,618	              	19,580
                                   					------------------		 ------------------
		Total assets     	                          $85,841            	  $77,613
				                                       ==========	          	==========

Liabilities and Shareholders' Equity
	Current liabilities:
		Accounts payable	                           $7,543                	$4,592
		Accrued expenses                          		10,130		                9,688
                                 				  	-----------------		  -----------------
	Total current liabilities                  		17,673		               14,280

	Other liabilities		                             319		                  334
                                   					-----------------		  ----------------
 Total liabilities		                          17,992		               14,614
                                     			-----------------		  -----------------

	Commitments and contingencies

	Shareholders' equity:
		Common stock, $.000001 par value,
   50,000,000 and 100,000,000 shares
			authorized, 14,475,450 and 14,250,180
   shares issued and 13,975,450 and
   13,750,180 outstanding , respectively        	-	                   	-
		Additional paid-in capital	               	69,796	               	67,904
		Retained earnings (accumulated deficit)		   3,533		                  708
		Cumulative foreign currency translation		    (202)		                (335)
		Less: Treasury stock, cost of
   500,000 shares                            (5,278)	              	(5,278)
                                  					------------------		 -----------------
		Total shareholders' equity 	              	67,849	               	62,999
					                                  ------------------		 -----------------
		Total liabilities and shareholders'
   equity	                                  $85,841                $77,613
                                      					==========	          	==========
		The accompanying notes are an integral part of these condensed consolidated financial statements



                          ACTIVISION, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Operations

                   (in thousands except income (loss) per share data)

                                     (Unaudited)


                                              	Quarter ended	               Nine months ended
                                               	December 31,	                  December 31,
                                        ----------------------------- -----------------------------
			                                         1996	           1995 	          1996	        1995
                                     			--------------	--------------	---------------	-------------

Net revenues	                           $     31,361    $    17,578		  $     57,557	 $   39,745
Cost of goods sold	                           11,878	         7,131	         19,099	     15,428
                                     			--------------	--------------	--------------	--------------
	Gross profit	                                19,483	        10,447         	38,458	     24,317
                                     			--------------	--------------	--------------	--------------
Operating expenses:
	Product development	                          4,707	         4,163	         13,861	     12,807
	Sales and marketing	                          6,883	         3,200     	    15,930	      9,290
	General and administrative	                   1,362	         1,190	          3,951	      3,332
	Amortization of intangible assets	              321	           321	            963	        963
                                     			--------------	--------------	--------------	--------------
		Total operating expenses	                   13,273	         8,874	         34,705	     26,392
                                     			--------------	--------------	--------------	--------------

Operating income (loss)                       	6,210	         1,573	          3,753	     (2,075)

Other income:
	Interest, net	                                  172	           409	            728	      1,343
                                     			-------------	 --------------	--------------	--------------
Income (loss) before income tax provision	     6,382	         1,982	          4,481	       (732)

Income tax provision	                          2,262	            34	          1,656     	    83
                                     			--------------	--------------	--------------	--------------
Net income (loss)	                     $       4,120	  $      1,948	    $     2,825    $   (815)
		                                    	===============	==============	============== ==============


Net income (loss) per share	           $        0.28  	$       0.13     $      0.19    $  (0.06)
                                    		 ===============	==============	==============	==============
Number of shares used in computing
   net income (loss) per share	               14,644	        15,209     	    14,565     	14,077
                                    			===============	==============	==============	==============











The accompanying notes are an integral part of these condensed consolidated financial statements.


                           ACTIVISION, INC. AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows
                        For the nine months ended December  31,

                                    (in thousands)

                             Increase (Decrease) in Cash

                                     (Unaudited)

                                                       		1996           	1995
                                                  		-------------   ------------

Net cash used in operating activities	              $     (6,746)   $    (1,840)
			                   	                             -------------   ------------
Cash flows from investing activities:
	Capital expenditures		                                   (2,349)      		(2,244)
                                            				    ------------- 		------------
Net cash used in investing activities		                   (2,349)        (2,244)
                                                				-------------  	------------
Cash flows from financing activities:
	Proceeds from  issuance and exercise of common
		stock options and warrants                            	 	1,010	           214
	Purchase of Treasury Stock		                                  -		       (5,278)
                                                				-------------  	------------
Net cash provided (used) by financing activities		         1,010         (5,064)
                                                				-------------   ------------

Effect of exchange rate changes on cash		                    133		         (130)
                                                				-------------  	------------
Net decrease in cash and cash equivalents	               	(7,952)	      	(9,278)
                                                				-------------  	------------
Cash and cash equivalents at beginning of period		        25,288	        37,355
                                   			             	-------------   ------------
Cash and cash equivalents at end of period	         $     17,336    $    28,077
                                                				=============		 ============



Non-cash investing activities:

	Stock issued in exchange for licensing rights		    $       822     $         -
                                                				=============		 ============




                                 Activision, Inc.
               Notes to Condensed Consolidated Financial Statements
             For the Quarter and Nine Months Ended December 31, 1996
                                   (Unaudited)


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
1996.

	Certain amounts in the condensed consolidated financial statements have been reclassified to conform with the current period's presentation.
These reclassifications had no impact on previously reported working capital or results of operations.


2.	Inventories

	Inventories, net comprise (amounts in thousands):
	                                 		     December 31,            March 31,
		                                           1996                 	1996

		Finished goods                        $   2,307            	$   2,099
		Purchased parts and components             	968               	   876
			                                     ---------          	  ---------
		                                     	$   3,275            	$   2,975
		                                      =========            	=========

3.	Software Development Costs

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

Effective April 1, 1992, the Disc Company, Inc. ("TDC"), a Delaware corporation and a wholly-owned subsidiary of International Consumer Technologies Corporation, was merged with and into the Company, with the Company as the surviving corporation. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an intangible asset in the amount of $24,417,000. This intangible asset is being amortized on a straight-line basis over a 20 year period. Amortization was approximately $305,000 for each of the quarters ended December 31, 1996 and 1995 and $915,000 for each of the nine month periods ended December 31, 1996 and 1995. The Company systematically evaluates current and expected cash flow from operations on a non-discounted basis for the purpose of assessing the recoverability of recorded intangible assets. Some of the factors considered in this evaluation include operating results, business plans, budgets and economic projections. Should such factors indicate that recoverability might be impaired, the Company would appropriately adjust the recorded amount of the intangible asset and/or the period over which the recorded intangible asset is amortized.

6.	Computation of Net Income (Loss) per Share

	The net income (loss) per common share and common equivalent shares for the quarter and nine month periods ended December 31, 1996 and 1995 have been computed using the weighted average number of common shares and common stock equivalent shares, unless anti-dilutive, outstanding for each period as summarized below (amounts in thousands):

                                 	Quarter ended         	Nine months ended
                                 	December 31,	            December 31,
           	                      -------------------    	-------------------
                                    1996       1995         1996       1995
                               			--------   --------	    --------   --------
	Weighted average common shares
		outstanding during the period    	13,941    	13,969	      13,877    	14,077

	Common stock equivalent shares	       703     	1,240         	688         	-

	                                	--------   --------     --------   --------
	Shares used in net income (loss)
 per share	calculation             	14,644    	15,209      	14,565    	14,077
			                               ========   ========	    ========  	========


Common stock equivalent shares consist of outstanding stock options and director warrants.








Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

		This Quarterly Report on Form 10-Q, including Item 2 ("Management's
Discussion and Analysis of Financial Condition and Results of Operations"),
contains forward looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties including those discussed below in "Factors Affecting Future
Performance" on pages 12 to 16, as well as under the heading, "Certain
Cautionary Information" in the Company's Annual Report on Form 10-K on
pages 4 to 8 of such Report. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks and uncertainties.

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

	For purposes of the presentation set forth below, net revenues from and cost of goods sold related to set-top systems consist of sales and costs relating to all entertainment software products designed by the Company for operation on a hardware device that is connected to a television set and displayed on a television screen. Examples of set-top systems include Sony PlayStation ("PlayStation"), Sega Saturn ("Saturn"), Super Nintendo Entertainment System ("SNES"), Sega Genesis ("SGS") and 3DO Multiplayer. The Company designs products for operation on many of these systems, and normally it is required to pay a license fee for the right to create products for a particular system. Net revenues from and cost of goods sold related to desktop systems consist of sales and costs relating to all entertainment software products designed by the Company for operation through a personal computer's operating system software and that is displayed on the computer's monitor. Examples of computer operating systems include Windows, MS-DOS and the Macintosh operating systems. The Company generally is not obligated to pay an operating system license fee for the right to produce desktop products.


Results of Operations

Net Revenues

		Net revenues for the quarter and nine months ended December 31, 1996 increased $13,783,000 or 78.4% and $17,812,000 or 44.8%, respectively, from the same periods last year.  These increases in net revenues were due to increases in set-top, desktop and OEM net revenues during the current periods.  The increase in set-top net revenues during the current quarter was attributable to the initial release of "Blood Omen: Legacy of Kain"
(PlayStation), "Blast Chamber" (PlayStation) and "Power Move Pro Wrestling"
(PlayStation).  The increase in desktop net revenues during the current quarter was attributable to the initial release of "Hyperblade" (Windows 95
CD), "A-10 Cuba!" (Windows 95 CD) and continuing sales of "MechWarrior 2:
Mercenaries" (Windows 95 CD), "MechWarrior 2" (Windows 95/MS-DOS/Mac CD)
and "Zork Nemesis" (Windows 95/Mac CD).

	Total OEM and licensing net revenues increased during the current quarter and nine month period due to OEM and licensing revenues related to enhanced 3-D versions of "MechWarrior 2" (Windows 95 CD/Matrox Mystique, ATI, S3 Virge, Rave and Power VR), "Time Commando" (Windows 95 CD), "Zork Nemesis" (Windows 95 CD) and "Spycraft: The Great Game" (Windows 95 CD).

		Net revenues by territory were as follows (amounts in thousands):
                    	Quarter Ended December 31,        	Nine Months Ended December 31,
                   --------------------------------    --------------------------------
                        	1996	         1995                 1996	          1995
                  	---------------  ---------------   ---------------  ---------------
   	    	                	% of Net 	 	     % of Net 	       	% of Net	        % of Net
    		             Amount	Revenues 	Amount	Revenues 	 Amount	Revenues  Amount Revenues

	North America 	  $24,648   	78.6% $13,062    74.3%  $45,117   	78.4% $30,034    75.6%
	Europe	            3,886   	12.4%  	1,791   	10.2%   	6,625   	11.5%  	3,819	    9.6%
	Japan             	1,014    	3.2%  	1,901    10.8%	   2,265    	3.9%  	3,797	    9.6%
	Australia and
 Pacific Rim       	1,813    	5.8%    	824    	4.7%   	3,550    	6.2%  	2,095    	5.2%
                		-------  	------ -------	  ------  -------  	------ -------	  ------
         	       	$31,361  	100.0%	$17,578  	100.0%	 $57,557  	100.0%	$39,745 	 100.0%
                		=======	  ======	======= 	 ====== 	=======  	====== =======   ======

	Net revenues by device/medium  were as follows (amounts in thousands):

                    Quarter Ended December 31,         	Nine Months Ended December 31,
                  -------------------------------      --------------------------------
	                       1996	          1995 	                1996            1995
                 	---------------  --------------	      --------------  ----------------
			                      % of Net 	     	 % of Net 	 	        % of Net	         % of Net
                  Amount Revenues  Amount Revenues     Amount Revenues  Amount  Revenues
	Set-top	        $10,423    33.2% 	$1,323    	7.5%	   $12,121    21.1% 	$4,092 	   10.3%
	Desktop	         20,938	   66.8%	 16,255	   92.5%	    45,436	   78.9% 	35,653	    89.7%
                 -------   ------  ------   ------   	-------   ------	 ------    ------
             		  $31,361  	100.0% $17,578  	100.0% 	  $57,557   100.0% $39,745 	  100.0%
               		=======  	======	=======  	====== 	  =======	  ====== =======    ======

	Net revenues by distribution channel were as follows (amounts in thousands):
                      	Quarter Ended December 31,           	Nine Months Ended December 31,
                     ---------------------------------   ----------------------------------
 	                        1996	              1995	              1996	           1995
	                    ---------------  ---------------	   ---------------  -----------------
                         			% of Net 	      	 % of Net 		       % of Net 	         % of Net
               	    	Amount	Revenues	 Amount	 Revenues	  Amount	Revenues	 Amount	  Revenues

Retailer/Reseller   $25,850   	82.4% 	$13,389   	76.2%	  $44,311  	77.0% 	$31,695 	   79.8%
OEM                  	4,849	   15.5%	   3,099	   17.6%   	11,184	  19.4%	   4,104	    10.3%
On-line, licensing
  and other	            662	    2.1%   	1,090	    6.2%	    2,062    3.6%    3,946	     9.9%
                   	-------   ------	 -------   ------  	-------  ------	 ------- 	  ------
                		  $31,361  	100.0% 	$17,578  	100.0%	  $57,557 	100.0% 	$39,745 	  100.0%
                  		=======	  ====== 	=======	  ======  	=======	 ====== 	=======    ======



Cost of Goods Sold

	Cost of goods sold related to set-top, desktop and OEM net revenues represent the manufacturing and related costs of computer software and
video games.   Manufacturers of the Company's computer software are located in the United States and Europe and are readily available.  Set-top CDs and cartridges are manufactured by the respective video game console manufacturers, such as Sony, Nintendo and Sega, who require significant lead time to fulfill the Company's orders.

		Also included in cost of goods sold is royalty expense related to amounts due to developers, title owners or other royalty participants based on product sales. Various contracts are maintained with developers, product title owners or other royalty participants which state a royalty rate and term of agreement, among other items. Cost of goods sold as a percentage of net revenues decreased to 37.9% for the quarter ended
December 31, 1996 compared to 40.6% for the quarter ended December 31, 1995. The nine month comparative figures also show a decrease in cost of goods sold as a percentage of net revenues to 33.2% for the nine month period ended December 31, 1996 compared to 38.8% for the nine month period ended December 31, 1995. These decreases are the result of increased efficiencies in the manufacturing and distribution process partially offset by an increase of CD-based set-top products in the net revenues mix.
Variability in the cost of goods sold as a percentage of net revenues will be driven primarily by the mix of desktop versus set-top products, as well as the mix of internal versus external product development, the latter in each case resulting in higher cost of goods sold.


Gross Profit

	For the quarter ended December 31, 1996, gross profit as a percentage of net revenues was 62.1% compared to 59.4% for the quarter ended December
31, 1995. Gross profit as a percentage of net revenues increased to 66.8% for the nine months ended December 31, 1996 from 61.2% for the nine months ended December 31, 1995. The increase in gross profit as a percentage of net revenues during both the current quarter and nine month period was the result of increased efficiencies in the manufacturing and distribution process partially offset by an increase of CD-based set-top products in the net revenues mix. Gross margin variability will be driven primarily by the mix of desktop versus set-top products, as well as the mix of internal versus external product development, the latter in each case resulting in lower gross margins.

Operating Expenses
                                  	Quarter Ended December 31,     	Nine Months Ended December 31,
                             ----------------------------------  ----------------------------------
                                  	1996            	 1995             	1996	             1995
	                            ----------------  ---------------- 	----------------  ----------------

		                                 	 % of Net 	       	% of Net       		 % of Net		        % of Net
                        	   	Amount 	Revenues 	Amount 	Revenues 	Amount 	Revenues	 Amount  Revenues
	Product development        	$4,707    	15.0%	 $4,163    	23.7%	$13,861    	24.1% $12,807    	32.2%
	Sales and marketing         	6,883    	22.0%  	3,200    	18.2% 	15,930    	27.7%	  9,290    	23.4%
	General and administrative  	1,362     	4.3%   1,190 	    6.8%  	3,951     	6.8%	  3,332	     8.4%
	Amortization of
   intangible assets           	321     	1.0%    	321     	1.8%    	963     	1.7%	    963     	2.4%
                           		------    ------ 	------    ------	-------    ------  ------    ------
		                          $13,273    	42.3% 	$8,874    	50.5%	$34,705    	60.3%  $26,392    66.4%
                          		=======	   ====== 	======   	====== =======   	======  =======   ======


	Product development expenses increased in amount for the quarter and nine months ended December 31, 1996 due to an overall increase in the number of products in development, an increase in production costs associated with 3-D programming technology and continued investment in development for new CD-based set-top platforms. Sales and marketing expenses increased both in amount and as a percentage of revenues as a result of a worldwide expansion of the sales and marketing organization needed to manage the Company's increased product release schedule. General and administrative expenses increased in amount due to an increase in head count related expenses as compared to the same periods in the prior year.



Other Income (Expense)

 	Interest income was approximately $172,000 and $728,000 for the quarter and nine months ended December 31, 1996, respectively, compared to approximately $409,000 and $1,343,000 for the quarter and nine months ended December 31, 1995, respectively. The decreases were due to a decrease in cash and cash equivalents during the current fiscal quarter and nine month period as compared to the same periods in the prior year.

Income Tax Provision

	The income tax provision of approximately $2,262,000 and $1,656,000 for the quarter and nine months ended December 31, 1996, respectively, reflects the Company's expected effective income tax rate for the fiscal year ending March 31, 1997. The Company did not record an income tax provision benefit for the nine months ended December 31, 1995 due to the fact that, as of such date, the Company had not yet generated taxable income. Income taxes for the quarter and nine months ended December 31, 1995 represent foreign taxes withheld, which may be available in the future as tax credits against future tax liability.


Net Income (Loss)

	For the reasons noted above, net income increased to $4,120,000 for the quarter ended December 31, 1996 from a net income of $1,948,000 for the same period of the prior fiscal year. For the nine months ended December 31, 1996, net income increased to $2,825,000 from a net loss of $815,000 for the same period of the prior fiscal year.



Liquidity and Capital Resources

	The Company's working capital increased $4.9 million from March 31, 1996 to December 31, 1996 primarily as a result of the increase in net revenues and the resulting increase in accounts receivable. At December 31, 1996, net accounts receivable and inventories were $36.7 million, an increase of $13.8 million from $22.9 million as of March 31, 1996. Prepaid royalties increased as a result of an increase in third party intellectual property and product right acquisitions.

	As of December 31, 1996, total accounts payable and accrued liabilities were approximately $17.7 million versus $14.3 million at March 31, 1996. The increase at December 31, 1996 is primarily due to the increase in inventories and accrued expenses related to the increase in net revenues during the quarter.

	During the nine months ended December 31, 1996, the Company invested approximately $2.3 million in computer hardware, software and information systems required to support the Company's growth in product development and distribution. During fiscal 1997, the Company expects to incur additional capital expenditures relating to the development of its products and the general operation of its business. In December 1996, the Company signed a new long term lease for its headquarters and will be moving from its current facility in Los Angeles to a nearby facility in Santa Monica, California in the first quarter of fiscal 1998.

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



Factors Affecting Future Performance

	In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of its employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

	Fluctuations In Quarterly Results; Future Operating Results Uncertain; Seasonality. The Company's quarterly operating results have in the past varied significantly and will likely in the future vary significantly depending on numerous factors, many of which are not under the Company's control. Such factors include, but are not limited to, demand for the Company's products and those of its competitors, the size and rate of growth of the interactive entertainment software market, development and promotional expenses relating to the introduction of new products, changes in desktop and set-top platforms, product returns, the timing of orders from major customers, delays in shipment, the level of price competition, the timing of product introduction by the Company and its competitors, product life cycles, software defects and other product quality problems, the level of the Company's international revenues, and personnel changes. Products are generally shipped as orders are received, and consequently, the Company operates with little or no backlog. Net revenues in any quarter are, therefore, substantially dependent on orders booked and shipped in that quarter.

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

	The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to consumer buying patterns. Net revenues are typically significantly higher during the fourth calendar quarter, due primarily to the increased demand for consumer software during the year-end holiday buying season. Net revenues in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. For example, the Company's net revenues in its last five quarters were $31.3 million for the quarter ended December 31, 1996, $19.2 million for the quarter ended September 30, 1996, $7.0 million for the quarter ended June 31, 1996, $21.6 million for the quarter ended March 31, 1996 and $17.6 million for the quarter ended
December 31, 1995. The Company expects its net revenues and operating results to continue to reflect significant seasonality.

	Dependence On New Product Development; Product Delays. The Company's future success depends on the timely introduction of successful new products to replace declining revenues from older products. If, for any reason, revenues from new products were to fail to replace declining revenues from older products, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the Company believes that the competitive factors in the interactive entertainment software marketplace create the need for higher quality, distinctive products that incorporate increasingly sophisticated effects and the need to support product releases with increased marketing, resulting in higher development and marketing costs. The lack of market acceptance or the significant delay in the introduction of, or the presence of a defect in, one or more new products could have a material adverse effect on the Company's business, operating results and financial condition, particularly in view of the seasonality of the Company's business. Further, because a large portion of a product's revenue is generally associated with initial shipments, the delay of a product introduction expected near the end of a fiscal quarter may have a material adverse affect on the operating results for that quarter.

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

	From time to time, the Company utilizes independent contractors for certain aspects of product development and production. The Company has less control over the scheduling and the quality of work by independent contractors than that of its own employees. A delay in the work performed by independent contractors or a lack of quality in such work may result in product delays and poor product performance. Although the Company intends to rely in significant part on internal product development, the Company's business and future operating results also will depend, to a certain extent, on the Company's continued ability to maintain relationships with skilled independent contractors. There can be no assurance that the Company will be able to maintain such relationships.

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

	Product Concentration; Dependence On Hit Products. A key aspect of the Company's strategy is to focus its development efforts on selected, high quality entertainment software products. The Company derives a significant portion of its revenues from a select number of high quality entertainment software products released each year, and many of these products have substantial production and marketing budgets. Due to this dependence on a limited number of products, the Company may be adversely affected if one or more principal products fail to achieve anticipated results.

	Industry Competition; Competition For Shelf Space. The interactive entertainment software industry is intensely competitive. Competition in the industry is principally based on product quality and features, the compatibility of products with popular platforms, company or product line brand name recognition, access to distribution channels, marketing effectiveness, reliability and ease of use, price and technical support. Significant financial resources also have become a competitive factor in the entertainment software industry, principally due to the substantial cost of product development and marketing that is needed for best-selling titles. In addition, competitors with larger product lines and a greater number of popular titles typically have greater leverage with distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitors' most popular titles.

	The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. The Company's competitors currently include Electronic Arts, Inc., Lucas Arts Entertainment Company, Microsoft Corporation ("Microsoft"), Sony, Sega, Nintendo, CUC International, Inc., Good Times Interactive, Inc., Interplay, Inc. and Maxis, Inc., among many others. In addition, the Company believes that new competitors, including large divisions of major media and communications companies such as The Walt Disney Company and Dreamworks SKG, are entering or considering entering the market or are increasing their focus on the entertainment software market, resulting in greater competition for the Company.

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

	Retailers typically have a limited amount of shelf space, and there is intense competition among entertainment software producers for adequate levels of shelf space and promotional support from retailers. As the number of entertainment software products has increased, the competition for shelf space has intensified resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. The Company's products constitute a relatively small percentage of a retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or promote the Company's products with adequate levels of shelf space and promotional support.

	Changes In Technology And Industry Standards. The consumer software industry is continuing to undergo rapid changes, including evolving industry standards, frequent new platform introductions and changes in consumer requirements and preferences. The introduction and adoption of new technologies, including operating systems such as Microsoft's Windows
95 and multi-player gaming over the Internet, could render the Company's previously released products obsolete or unmarketable. The development cycle for products utilizing new operating systems, microprocessors or formats may be significantly longer than the Company's current development cycle for products on existing operating systems, microprocessors and formats and may require the Company to invest resources in products that may not become profitable. There can be no assurance that the mix of the Company's future product offerings will keep pace with technological changes or satisfy evolving consumer preferences or that the Company will be successful in developing and marketing products for any future operating system or format. Failure to develop and introduce new products and product enhancements in a timely fashion could result in significant product returns and inventory obsolescence and could have a material adverse effect on the Company's business, operating results and financial condition.

	Limited Protection Of Intellectual Property And Proprietary Rights; Risk Of Litigation. The Company holds copyrights on its products, manuals, advertising and other materials and maintains trademark rights in the Company's name, the Activision logo, and the names of products owned by the Company. The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. Unauthorized copying is common within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As is common in the industry, from time to time the Company receives notices from third parties claiming infringement of intellectual property rights of such parties. The Company investigates these claims and responds as it deems appropriate. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. Further, the Company enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company's business, operating results and financial condition.

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

	Risks Associated With International Operations. International net revenues accounted for 24%, 28%, 23% and 22% of the Company's total revenues in the fiscal years 1994, 1995 and 1996 and nine months ended December 31, 1996, respectively. The Company intends to continue to expand its direct and indirect sales and marketing activities worldwide. Such expansion will require significant management time and attention and financial resources in order to develop adequate international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, the costs of transferring and localizing products for foreign markets, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenues or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and licensing and thus the Company's business, operating results and financial condition.

	Risk Of Software Defects. Software products such as those offered by the Company frequently contain errors or defects. Despite extensive product testing, in the past the Company has released products with defects and has discovered software errors in certain of its product offerings after their introduction. In particular, the personal computer hardware environment is characterized by a wide variety of non-standard peripherals (such as sound cards and graphics cards) and configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. There can be no assurance that, despite significant testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.


Part II. - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is party to routine claims and suits brought against it in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition or results of operations.


Item 6.	Exhibits and Reports on Form 8-K

	(a)  Exhibits

10.14 	Lease Agreement dated as of December 20, 1996 between the
Company and Barclay-Curci Investment Company

	(b)   Reports on Form 8-K

The Company filed Form 8-K on January 17, 1997 reporting a change in the Company's certifying accountant from Coopers & Lybrand LLP to KPMG Peat Marwick LLP, effective January 17, 1997.






SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 14, 1997

ACTIVISION, INC.



                 			Chairman, Chief Executive	            February 14, 1997
(Robert A. Kotick) 	Officer (Principal Executive
		                 	Officer), President and Director



                 			Chief Financial and Operating   	     February 14, 1997
(Brian G. Kelly)   	Officer and Director
		                 	(Principal Financial Officer)




                 			Chief Accounting Officer	             February 14, 1997
(Barry J. Plaga)  		(Principal Accounting Officer)



Exhibit Index



Exhibit No.		         	Description	         		      	Sequential Page No.

  10.14           					Lease Agreement between the           			20
				                  	Company and Barclay-Curci
				                  	Investment Company