Form 10-K405
period 1997-03-31
ACTIVISION INC /NY
filed 1997-06-16
CIK 718877

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                         O R

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                            Commission File Number 0-12699

                                   ACTIVISION, INC.
                (Exact name of registrant as specified in its charter)
              DELAWARE                                94-2606438
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

    3100 OCEAN PARK BLVD., SANTA MONICA, CA                  90405
    (Address of principal executive offices)               (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 255-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK, PAR VALUE $.000001 PER SHARE
                      ------------------------------------------
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No
                                       -----          ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 10, 1997 was $161,294,682.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X     No
                          -----     -----

The number of shares of the registrant's Common Stock outstanding as of June 10, 1997 was 14,193,620.

                         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the Annual Meeting of Shareholders to be held on September 24, 1997 are incorporated by reference into
Part III of this Annual Report.

                                        INDEX



                                                                                                        PAGE NO.
PART I.

    Item 1.   Business ............................................................................       3

    Item 2.   Properties ..........................................................................      13

    Item 3.   Legal Proceedings ...................................................................      13

    Item 4.   Submission of Matters to a Vote of Security Holders .................................      13

PART II.

    Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ...............      14

    Item 6.   Selected Consolidated Financial Data ................................................      15

    Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ............................................................      16

    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ..........................      21

    Item 8.   Consolidated Financial Statements and Supplementary Data ............................      22

    Item 9.   Changes In and Disagreements with Accountants on Accounting
                and Financial Disclosure ..........................................................      22

PART III.

    Item 10.  Directors and Executive Officers of the Registrant ..................................      23

    Item 11.  Executive Compensation ..............................................................      23

    Item 12.  Security Ownership of Certain Beneficial Owners and Management ......................      23

    Item 13.  Certain Relationships and Related Transactions ......................................      23

PART IV.

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................      24

SIGNATURES .........................................................................................     26

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

         (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

              The Company operates in one industry segment: publishing CD-based and, to a lesser extent, cartridge and floppy disk entertainment software. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

         (c)  NARRATIVE DESCRIPTION OF BUSINESS

         INDUSTRY BACKGROUND

              The interactive entertainment software market is composed of two
         markets:  the PC systems   market -- software created for use on
         personal computers ("PCs"), including PCs utilizing the MS-DOS and Windows operating systems as well as Apple Macintosh computers; and the console systems market -- software created for dedicated game consoles that use the television as a display, including the Sony PlayStation, Sega Saturn and Nintendo N64 entertainment systems.

              PC SYSTEMS. According to Access Media International ("AMI"), 35.5% of U.S. households had at least one multimedia PC ("MPC") at the end of 1996. AMI is projecting this installed base to grow to 37.5% by the end of 1997. This increase in PC ownership appears to be spurred by lower-cost Pentium-based MPCs which incorporate higher-speed CD-ROM drives, modems and increasingly sophisticated graphics capabilities, as well as by the continued growth and interest in the Internet. AMI reports that MPC shipments to the home reached
         8.4 million units in 1996 and are expected to increase to 9.6 million units in 1997, bringing the total installed base of MPC units to 27.7 million by the end of 1997. The improved functionality and ease-of-use provided by Windows 95, the continued production of compelling entertainment and education applications, and increasingly favorable price to performance ratios for PCs also appear to be major contributing factors to the increased growth in this industry.

              As a result of all these factors, demand appears to be growing for MPC-based entertainment software, as evidenced by increases in the sale of entertainment software titles. According to AMI, North American sales of PC entertainment software grew from $750 million in 1995 to $900 million in 1996. AMI further expects 1997 sales to increase to $1.1 billion. The Company believes that the continued future growth of the PC interactive entertainment software market will be dependent upon the development of increasingly sophisticated software incorporating advanced graphics and sound, compelling story lines and rewarding game play.

              CONSOLE SYSTEMS. The console systems market currently is finishing the transition from 16-bit systems to 32 and 64-bit systems ("next generation systems"). Next generation systems have experienced healthy growth following their introduction in 1995 and have begun to establish significant installed bases. Sony's PlayStation has been particularly strong, establishing an installed base of approximately 3 million units in North America at the end of 1996, according to AMI. The Company currently believes that the PlayStation will continue to enjoy major growth through 1997.

              According to AMI, the U.S. installed base of all next generation systems at the end of 1996 was approximately 5.8 million units and will reach approximately 13.7 million units by the end of 1997. AMI projects further growth in the installed base of next generation systems to approximately 21.4 million units by the end of 1998. The Company believes that these systems will continue to be successful as hardware manufacturers recently have lowered prices to a level that will allow for mass market penetration. The Company believes that the specific level of future success also will be dependent on the ability of developers consistently to supply increasingly sophisticated software for the consumer.

              DISTRIBUTION. The Company believes that the distribution channels for entertainment software have expanded in the last several years. During the 1980s, console entertainment software was sold primarily through mass merchants and toy stores, while PC entertainment software typically was sold through specialty software stores. The distribution of PC software is now expanding into traditional console channels such as mass merchants, specialty retailers and warehouse stores, and console software has begun to penetrate specialty software stores and other traditional PC outlets. Although the number of distribution channels for entertainment software has increased overall, an abundance of new software titles has forced retailers to be highly selective when allocating shelf space. Competition for shelf space has intensified as retailers, especially mass merchants, continue to carry only a limited number of products that are expected to sell in high volumes. In addition, in the last year a few specialty retailers have either ceased business or consolidated their operations, resulting in even greater competition for shelf space.

              To be successful in this more competitive distribution environment, companies must demonstrate to retailers that their products have broad appeal and can become best sellers. In order to achieve broad appeal, companies must utilize the enhanced capabilities of MPCs and next generation systems to create sophisticated products with high production values and appealing game play. Since this approach results in higher development budgets, companies that can institute disciplined development processes to lower cost overruns and innovative marketing campaigns that increase consumer awareness should be in the best position to maximize their return on product investments.

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

              The Company's expenses are based in part on the Company's product development and marketing budgets. Product development and marketing costs generally are expensed as incurred, which is often long before a product ever is released. In addition, a large portion of the Company's expenses are fixed. As the Company increases its development and marketing activities, current expenses will increase and, if sales from previously released products are below expectations, net income is likely to be disproportionately affected.

              Due to all of the foregoing, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

              The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to consumer buying patterns. Net revenues typically are significantly higher during the fourth calendar quarter, due primarily to the increased demand for consumer software during the year-end holiday buying season. Net revenues in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. For example, the Company's net revenues in its last five quarters were $21.6 million for the quarter ended March 31, 1996, $7.0 million for the quarter ended June 30, 1996, $19.2 million for the quarter ended September 30, 1996, $31.4 million for the quarter ended

         December 31, 1996 and $28.9 million for the quarter ended March 31, 1997. The Company expects its net revenues and operating results to continue to reflect significant seasonality.

              DEPENDENCE ON NEW PRODUCT DEVELOPMENT; PRODUCT DELAYS. The Company's future success depends on the timely introduction of successful new products to replace declining revenues from older products. If, for any reason, revenues from new products were to fail to replace declining revenues from older products, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the Company believes that the competitive factors in the interactive entertainment software marketplace create the need for higher quality, distinctive products that incorporate increasingly sophisticated effects and the need to support product releases with increased marketing, resulting in higher development, acquisition and marketing costs. The lack of market acceptance or significant delay in the introduction of, or the presence of a defect in, one or more products could have a material adverse effect on the Company's business, operating results and financial condition, particularly in view of the seasonality of the Company's business. Further, because a large portion of a product's revenue generally is associated with initial shipments, the delay of a product introduction expected near the end of a fiscal quarter may have a material adverse effect on operating results for that quarter.

              The Company has, in the past, experienced significant delays in the introduction of certain new products. The timing and success of interactive entertainment products remain unpredictable due to the complexity of product development, including the uncertainty associated with technological developments. Although the Company has implemented substantial development controls, there likely will be delays in developing and introducing new products in the future. There can be no assurance that new products will be introduced on schedule, or at all, or that they will achieve market acceptance or generate significant revenues.

              From time to time, the Company utilizes independent contractors for certain aspects of product development and production. The Company also has increased its acquisition of products developed entirely by independent third party developers. The Company has less control over the scheduling and the quality of work by independent contractors and third party developers than that of its own employees. A delay in the work performed by independent contractors and third party developers or a lack of quality in such work may result in product delays. Although the Company intends to continue to rely in part on internal product development, the Company's business and future operating results also will depend, in part, on the Company's continued ability to maintain relationships with skilled independent contractors and third party developers. There can be no assurance that the Company will be able to maintain such relationships.

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

              PRODUCT CONCENTRATION; DEPENDENCE ON HIT PRODUCTS. A key aspect of the Company's strategy is to focus its development and acquisition efforts on selected, high quality entertainment software products. The Company derives a significant portion of its revenues from a select number of high quality entertainment software products released each year, and many of these products have substantial production or acquisition costs and marketing budgets. Due to this dependence on a limited number of products, the Company may be adversely effected if one or more principal entertainment software products fail to achieve anticipated results. During fiscal 1996 and 1997, one title accounted for approximately 49% and 23%, respectively, of the Company's consolidated net revenues. In addition, during fiscal 1997, one other title accounted for approximately 16% of the Company's consolidated net revenues.

              The Company's strategy also includes as a key component developing and releasing products that have franchise value, such that sequels, enhancements and add-on products can be released over time, thereby extending the life of the property in the market. While the focus on franchise properties, if successful, results in extending product life cycles, it also results in the Company depending on a limited number of titles for its revenues. There can be no assurance that the Company's existing franchise titles can continue to be exploited as successfully as in the past. In addition, new products that the Company believes will have potential value as franchise properties may not achieve market acceptance and therefore may not be a basis for future releases.

              INDUSTRY COMPETITION; COMPETITION FOR SHELF SPACE. The interactive entertainment software industry is intensely competitive. Competition in the industry is principally based on product quality and features, the compatibility of products with popular platforms, company or product line brand name recognition, access to distribution channels, marketing effectiveness, reliability and ease of use, price and technical support. Significant financial resources also have become a competitive factor in the entertainment software industry, principally due to the substantial cost of product development and marketing that is required to support best-selling titles. In addition, competitors with broad product lines and popular titles typically have greater leverage with distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles.

              The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. The Company's competitors currently include Electronic Arts, Inc., Lucas Arts Entertainment Company, Microsoft Corporation ("Microsoft"), Sega, Nintendo, Sony, Sierra On-Line, Inc., Good Times Interactive, Inc. and Spectrum HoloByte, Inc., among many others.

              As competition increases, significant price competition, increased production costs and reduced profit margins may result. Prolonged price competition or reduced demand would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

              Retailers typically have a limited amount of shelf space, and there is intense competition among entertainment software producers for adequate levels of shelf space and promotional support from retailers. As the number of entertainment software products increase, the competition for shelf space has intensified, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. The Company's products constitute a relatively small percentage of a retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or promote the Company's products with adequate levels of shelf space and promotional support.

              CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS. The consumer software industry is undergoing rapid changes, including evolving industry standards, frequent new platform introductions and changes in consumer requirements and preferences. The introduction of new technologies, including operating systems such as Microsoft's Windows 95, technologies that support multi-player games, and new media formats such as on-line delivery and digital video disks ("DVD"), could render the Company's previously released products obsolete or unmarketable. The development cycle for products utilizing new operating systems, microprocessors or formats may be significantly longer than the Company's current development cycle for products on existing operating systems, microprocessors and formats and may require the Company to invest resources in products that may not become profitable. There can be no assurance that the mix of the Company's future product offerings will keep pace with technological changes or satisfy evolving consumer preferences, or that the Company will be successful in developing and marketing products for any future operating system or format. Failure to develop and introduce new products and product enhancements in a timely fashion could result in significant product returns and inventory obsolescence and could have a material adverse effect on the Company's business, operating results and financial condition.

              LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; RISK OF LITIGATION. The Company holds copyrights on its products, manuals, advertising and other materials and maintains trademark rights in the Company name, the ACTIVISION logo, and the names of products owned by the Company. The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. Unauthorized copying is common within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely effected. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As is common in the industry, from time to time the Company receives notices from third parties claiming infringement of intellectual property rights of such parties. The Company investigates these claims and responds as it deems appropriate. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company's business, operating results and financial condition.

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

              DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent on the performance and continued service of its senior management and certain key employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. Although the Company generally enters into term employment agreements with its skilled employees and other key personnel, there can be no assurance that such employees will not leave the Company or compete against the Company. The Company's failure to attract or retain qualified employees could have a material adverse effect on the Company's business, operating results and financial condition.

              DEPENDENCE ON DISTRIBUTORS; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS. Certain mass market retailers have established exclusive buying relationships under which such retailers will buy consumer software only from one intermediary. In such instances, the price or other terms on which the Company sells to such retailers may be adversely effected by the terms imposed by such intermediary, or the Company may be unable to sell to such retailers on terms which the Company deems acceptable. The loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers could materially adversely effect the Company's business, operating results and financial condition. Distributors and retailers in the computer industry have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment. Although the Company has obtained insolvency risk insurance to protect against any bankruptcy filings that may be made by its customers, such insurance contains a significant deductible as well as a co-payment obligation, and the policy does not cover all instances of non-payment. In addition, the Company maintains a reserve for uncollectible receivables that it believes to be adequate, but the actual reserve which is maintained may not be sufficient in every circumstance. As a result of the foregoing, a payment default by a significant customer could have a material adverse effect on the Company's business, operating results and financial condition.

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


              RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International sales and licensing accounted for 28%, 23% and 26% of the Company's total revenues in the fiscal years 1995, 1996 and 1997, respectively. The Company intends to continue to expand its direct and indirect sales and marketing activities worldwide. Such expansion will require significant management time and attention and financial resources in order to develop adequate international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, the costs of transferring and localizing products for foreign markets, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenues or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and licensing and thus the Company's business, operating results and financial condition.

              RISK OF SOFTWARE DEFECTS. Software products such as those offered by the Company frequently contain errors or defects. Despite extensive product testing, in the past the Company has released products with defects and has discovered software errors in certain of its product offerings after their introduction. In particular, the PC hardware environment is characterized by a wide variety of non-standard peripherals (such as sound cards and graphics cards) and configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. There can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

         STRATEGY

              The Company's objective is to be a worldwide leader in the development and delivery of exceptional and innovative interactive entertainment software designed for a range of platforms, appealing to existing and new audiences for entertainment software products, and incorporating sophisticated graphics, sound and video, and compelling story lines and game experiences. The Company's strategy includes the following elements:

              PUBLISH BEST-SELLING TITLES. The Company believes that competitive factors in the interactive entertainment software marketplace create the need for very high quality, distinctive products that provide superior gaming experiences. Accordingly, the Company intends to focus its publishing efforts on a select number of major new titles each year. Several of these titles will be based on existing franchises, while others will be based on new concepts. The Company intends to support the development, production, acquisition and marketing of these titles with the resources necessary to create best selling products. In order to reduce the financial risks associated with the higher budgets required for this strategy, the Company may from time to time pre-sell various rights, including ancillary rights and rights with respect to hardware platforms which the Company does not intend to support itself, in selected geographical territories.

              LEVERAGE AND ENHANCE FRANCHISE PROPERTIES. The Company seeks to develop and acquire distribution rights to product franchises that have sustainable consumer appeal and brand recognition. Through its long history in personal computer and video gaming, the Company has accumulated an extensive backlist of titles, some of which were best-sellers when originally released. The Company has converted certain of these popular titles into franchise product lines, including its ZORK, SHANGHAI and PITFALL series. For example, the Company has released six additional versions of ZORK since the introduction in 1982 of the original ZORK title, including RETURN TO ZORK, which has shipped over one million copies since its introduction in 1993, and the recently released ZORK NEMESIS. The Company intends to create additional franchises from its library and from new, original concepts.

              ENFORCE DISCIPLINED PRODUCT DEVELOPMENT AND PRODUCTION PROCESSES. The Company has implemented product development and production processes that are designed to limit cost and schedule overruns within an environment that fosters creativity. Such processes often enable the Company to identify and address the majority of the technical and creative risks before the Company commences production of the title. The Company also has implemented a series of defined, measurable milestones throughout development and production in order to help increase its ability to maintain control over these processes. The Company develops and produces products using a studio model, in which a core group of creative, production, technical, marketing and financial professionals at the Company have overall responsibility for the entire development and production processes and for the supervision and coordination of internal and external resources. The Company believes that this studio model allows the Company to supplement internal expertise with top quality external resources on an as needed basis.

              ACQUIRE PUBLISHING RIGHTS TO ADDITIONAL PRODUCTS CREATED BY ESTABLISHED OUTSIDE DEVELOPERS. In order to continue to grow its business and leverage its existing marketing and sales infrastructures, the Company has significantly increased its acquisition of publishing and distribution rights to entertainment software products that are developed and produced by independent third party developers. The Company's strategy is to develop relationships with a limited number of third party developers that have proven track records within the industry and that produce products in game genres in which the Company's studio may not have comparable expertise. For example, the Company has entered into a series of agreements with id Software, Inc., ("id") a premier developer of first-person perspective shooting games, pursuant to which the Company has been granted the right to publish id's products entitled QUAKE MISSION PACK NO. 1:
         SCOURGE OF ARMAGON, QUAKE MISSION PACK NO. 2: DISSOLUTION OF ETERNITY, HEXEN II and QUAKE II.

              FOCUS ON CD BASED SYSTEMS. The Company seeks to capitalize on the popularity of platforms as they are adopted by consumers. The Company's current primary focus is on CD-based products to be used with MPCs and/or Sony PlayStation consoles. During the fiscal year ended March 31, 1997, approximately 80% of the Company's revenues were from CD-based products to be used with MPCs and approximately 20% of the Company's revenues were from Sony PlayStation products.

              DEVELOP AND UTILIZE PROPRIETARY TECHNOLOGIES. The Company has developed proprietary development tools which enable its producers, directors, artists and programmers to achieve visual and creative effects that differentiate the Company's products. For example, the Company's MECHWARRIOR 2 and MECHWARRIOR 2: MERCENARIES products utilized specialized real-time 3-D texture mapping and sophisticated artificial intelligence. ZORK NEMESIS utilized technology allowing for 360 degree movement within an environment. All of these tools were developed by the Company's technology teams. The Company intends to continue to develop and utilize proprietary technologies to create products that provide innovative interactive experiences.

              EXPAND DISTRIBUTION CHANNELS. The Company's strategy is to continue to expand its independent, direct distribution of its products. Through its internal sales force, the Company sells its software products directly to major computer and software retailing organizations, consumer electronic stores, discount warehouses and mail order companies in North America. For the fiscal year ended March 31, 1997, 75% of the Company's North America publishing revenues were direct to these retail organizations. The Company believes that a direct relationship with retail accounts results in more effective inventory management, merchandising and communications than would be possible through indirect relationships. The Company seeks to continue to increase the number of retail outlets reached directly through its sales force and also is enhancing its current distribution relationships by expanding real-time ordering and invoicing links to its major distribution partners. In addition, the Company intends to pursue further direct international sales and distribution activities.

         PRODUCTS

              The Company is best known for its action, adventure and action/simulation products. However, the Company recently has expanded the line of products it distributes into new categories such as flight simulation, role playing and strategy products, and it expects to continue such expansion efforts.

              The Company's platform strategy is to capitalize on the popularity of hardware platforms as they are adopted by consumers. Several of the Company's products are released in multiple formats for use on more than one MPC or console systems. The Company has developed interactive entertainment software for a variety of platforms since its founding in 1979. Throughout the 1980s, the Company developed over 100 titles for the Apple Macintosh, MS-DOS compatible, Amiga and Commodore platforms as well as the Atari 2600 and Sega and Nintendo 8-bit and 16-bit console systems. The majority of the Company's current titles are being developed for MPCs using the Windows 95 operating system. The majority of the Company's current console titles are being developed for the Sony PlayStation.

              One of the Company's objectives is to create or acquire product franchises owned and controlled by the Company which have sustainable consumer appeal and brand recognition. The Company believes it has created or acquired certain product franchises by expanding upon the success of an original best selling title through the release of sequels, enhancements and add-on packs. The Company will attempt to create and acquire additional product franchises by introducing new titles based on original characters and concepts.

              From time to time, the Company will selectively license from third parties intellectual property or other character or story rights for the purpose of developing titles based on such rights. For example, the Company recently obtained a long term license to be the exclusive developer and publisher of interactive entertainment software products based on the HEAVY GEAR role playing games created by an independent board game creator. Activision's HEAVY GEAR products are intended to replace the BATTLETECH/MECHWARRIOR 2 product line which was developed and published by the Company under license. In developing products based on licensed intellectual property rights, the Company generally seeks to capitalize on the name recognition, marketing efforts and goodwill associated with the underlying property.

              The Company also selectively enters into arrangements with celebrities in order to enhance the gaming experience of certain of its products. For example, the Company currently is developing a product for the Sony PlayStation entitled APOCALYPSE, in which well-known film actor Bruce Willis is expected to act as the player's "virtual" partner in their battle against the Four Horsemen of the Apocalypse.

              In addition to its own internally developed products, the Company publishes and distributes software products for other independent developers. As the Company seeks to associate the "ACTIVISION" mark only with the highest quality interactive entertainment products, the Company attempts to be selective in acquiring publishing and distribution rights from third party developers. All of such products are marketed under the Company's name as well as the name of the original developer. The Company believes that these efforts enable the Company to leverage its investment in its marketing and sales forces and add a new source of products without incurring all of the risks inherent in original product development and production. This activity also allows the Company to enter new product genres and provide consumers with a wider variety of products.

         PRODUCT DEVELOPMENT AND ACQUISITION

         ACTIVISION STUDIOS

              Activision Studios, the Company's development and production group, generally is responsible for the selection, design, development and production of the interactive entertainment software products owned by the Company. Activision Studios also provides quality assurance and customer support services for almost all products published or distributed by the Company. The Company's creative development and production staff selects and develops new products, adapts existing products for additional hardware platforms and manages the external development of products or their components by independent contractors.

              PRODUCTION. The Company develops and produces products using a studio model, in which a core group of creative, production, technical, marketing and financial professionals on staff at the Company have overall responsibility for the entire development and production process and for the supervision and coordination of internal and external resources. Each project team, which is led by a game producer and game director and includes one or more associate producers, game designers, production coordinators, a creative executive, a technology executive and a quality assurance manager, all of whom are on the Company's staff, assembles the necessary creative elements, using where appropriate outside programmers, graphic and other artists, animators, musicians and songwriters, sound effects and special effects experts, and sound and video studios. The Company believes that this model allows the Company to supplement internal expertise with top quality external resources on an as needed basis.

              The Company has adopted and implemented a rigorous internal procedure for the selection, development, production and quality assurance of its entertainment software titles. The process involves one or more pre-development phases, development phases and production phases, each of which includes various measurable performance milestones. This procedure is designed to enable the Company to manage and control production and development budgets and timetables, to identify and address production and technical issues at the earliest opportunity, and to coordinate marketing and quality control strategies throughout the production and development phases, all in an environment that fosters creativity. Checks and balances are intended to be provided through the structured interaction of the project team with the Company's creative, technical, marketing and quality assurance/customer support personnel, as well as the legal, accounting and finance departments.

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

         ACTIVISION BUSINESS DEVELOPMENT

              The Company's Business Development division licenses or acquires software products from independent developers for publishing or distribution by the Company. Acquired titles are marketed under the Company's name as well as the name of the original developer. The agreements with affiliated developers provide for the grant to the Company of exclusive publishing and distribution rights for a specific period of time for specified platforms and territories.

              The Company acquires titles from affiliated developers during various phases of the development and production processes for such titles. To the extent the Company acquires rights early in the development process, the Company generally will cause the independent developer to comply with the requirements of the pre-development, development and production processes applicable to titles internally produced by Activision Studios. The Business Development division will assign to a title a game producer who will serve as the principal liaison to the independent developer to help insure that performance milestones are met timely. The Company generally has the right to cease making payments to an independent developer if such developer fails to timely complete its performance milestones.

              In connection with its acquisition of product publishing and distribution, the Company may make an investment and hold a minority equity interest in the third party developer in order to create a closer relationship between the Company and the developer. In fiscal 1997, the Company acquired a minority interest in Titanic Entertainment, Inc. in connection with the acquisition by the Company of the entertainment software product entitled NETSTORM, which currently is being developed by Titanic. There can be no assurance that the Company will realize long term benefits from this investment or that it will continue to carry such investment at its current value.

         PUBLISHING ACTIVITIES

         MARKETING

              The Company's marketing efforts include on-line activities (such as the creation of World Wide Web pages to promote specific Company titles), public relations, print and broadcast advertising, coordinated in-store and industry promotions including merchandising and point of purchase displays, participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or on compact discs. In addition, the Company's recent products contain software that enables customers to "electronically register" their purchases with the Company via modem. Through this process, the Company captures electronic mail addresses for its customers as well as a variety of additional market research data. The Company intends to increase its on-line marketing activities using these electronic mail addresses for direct response promotions, and making its titles and upgrades available for sale through on-line services when appropriate.

              The Company believes that certain of its franchise properties (such as the ZORK series) have loyal and devoted audiences who purchase the Company's sequels as a result of dedication to the property and satisfaction from previous product purchases. Marketing of these sequels is therefore directed both toward the established market as well as broader audiences. In marketing titles based on licensed properties, the Company believes that it derives marketing synergies and related benefits from the marketing and promotional activities of the property owners. In marketing affiliated label titles, the Company believes that it derives marketing synergies and related benefits from the previously established reputation of the independent developer and the properties owned by it.

         SALES AND DISTRIBUTION

              DOMESTIC SALES AND DISTRIBUTION. The Company's products are domestically available for sale or rental in thousands of retail outlets ranging from consumer electronics and computer specialty stores to department stores, discount chains, video rental stores and toy stores. The Company's customers in these categories include Best Buy, CompUSA, Computer City, Electronic Boutique, Babbages, etc., WalMart, K-Mart, Target and Toys "R" Us. During fiscal 1997, no single customer accounted for more than 10% of consolidated net revenues. The majority of the Company's North American sales are made directly to the retailers. The Company believes that a direct relationship with retail accounts results in more effective inventory management, merchandising and communications than would be possible through indirect relationships. The Company has implemented electronic data interchange ("EDI") linkage with several retailers to facilitate the placing and shipment of orders. The Company seeks to continue to increase the number of retail outlets reached directly through its internal sales force. To a lesser extent, the Company sells its products through wholesale distributors, such as Ingram Micro, Handelman and Merisel.

              INTERNATIONAL SALES AND DISTRIBUTION. The Company conducts a substantial portion of its international sales, licensing and distribution activities through its offices in Japan, England and Australia. At present, the Company's office in Australia handles the Company's distribution and marketing efforts in Australia, New Zealand, Singapore, and certain other Asian and South Pacific Rim markets. Through its office in Japan, the Company facilitates the licensing and distribution of its products in the Japanese and certain other Asian markets. The licensing and distribution of the Company's products in Europe is performed through the Company's London office. The Company recently established a sales office in Miami to oversee the Company's distribution and marketing efforts in Latin America. The Company seeks to broaden the distribution of its products in international markets by translating and localizing certain of its products into foreign languages. The Company currently intends to increase its staff in Europe in order to increase the percentage of its European sales that can be made directly to retailers. In furtherance of these objectives, the Company recently acquired Take Us! Marketing & Consulting GmbH, an eight-person company located in Germany which specializes in marketing and translation activities for German-speaking territories. The Company also currently intends to increase its staff in Japan so that new titles can be developed and published directly by the Company for the Japanese market. To this end, the Company may seek new development partners in Japan.

              OEM SALES AND DISTRIBUTION. The Company seeks to enhance the distribution of its products through licensing arrangements with original equipment manufacturers ("OEM"s). Under these arrangements, one or more of the Company's titles are "bundled" with hardware or peripheral devices sold and distributed by the OEM so that the purchaser of the hardware or device obtains the Company's software as part of the purchase or on a discounted basis. Although it is customary for the Company to receive a lower per unit price on sales through OEM bundle arrangements, the OEM customer makes a high unit volume commitment to the Company and there are no associated marketing costs. In addition, the Company from time to time receives substantial advance payments from the OEM customer. The Company also believes that such arrangements can substantially expand the distribution of its titles to a broader audience. Recent OEM partners include Microsoft, IBM, Sony, Apple, NEC and Toshiba.

         LICENSING AND MERCHANDISING

              The Company believes that a number of its products have the potential to be exploited in ancillary markets and media, such as product merchandising and traditional entertainment media. Directly and through third party agents, the Company seeks opportunities for the exploitation of these ancillary rights. Potential opportunities include the publication of strategy guides for selected titles, the adaptation of titles into comic books, novels, television or motion pictures, and the licensing of product merchandising rights. The Company believes that these types of licensing activities can provide additional sources of revenue and increase the visibility of the title, thereby leading to additional unit sales and greater potential for additional sequels. There can be no assurance that the Company will be successful in exploiting its properties in ancillary markets or media.

              Similarly, the Company believes that there are opportunities for further exploitation of its titles through the Internet, on-line services such as America Online and the Microsoft Network, and through recently created on-line gaming services such as TEN, Dwango, and MPath. The Company has established "900" telephone numbers as hint lines for certain of its titles, and has realized revenues from the calls made to these numbers. The Company also is actively exploring the establishment of on-line game playing opportunities, on-line hint sites, and Internet services as a method for realizing additional revenues from its products. There can be no assurance that the Company will be successful in exploiting these opportunities.

         HARDWARE LICENSES

              The Company's console products currently are being developed or published for one or more systems owned by Sony or Sega. Each of the console systems owned by these companies has unique and proprietary configurations. In order to gain access to the console systems that the Company currently is supporting, the Company has obtained licenses for each of the PlayStation, Genesis, Sega CD, Saturn and SNES systems. Each license allows the Company to create one or more products for the applicable system, subject to certain approval rights as to quality which are reserved by each licensor. Each license also requires that the Company pay the licensor a per unit license fee from product sales.

              In contrast, the Company currently is not required to obtain any license for the development and production of PC products. Accordingly, the Company's per unit manufacturing cost for PC products is less than the per unit manufacturing cost for console products.

         MANUFACTURING

              The Company prepares a set of master program copies, documentation and packaging materials for its products for each respective hardware platform on which the product will be released. Except with respect to products for use on the Sony, Sega and Nintendo systems, the Company's disk duplication, packaging, printing, manufacturing, warehousing, assembly and shipping are performed by third party subcontractors.

              In the case of products for the Sony, Sega and Nintendo systems, in order to maintain protection over their hardware technologies, such hardware producers generally specify and/or control the manufacturing and assembly of finished products. The Company delivers the master materials to the licensor or its approved replicator which then manufactures finished goods and delivers them to the Company for distribution under the Company's label. At the time the Company's product unit orders are filled by the manufacturer, the Company becomes responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

              To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products or material returns due to product defects.

         EMPLOYEES

              As of March 31, 1997, the Company had 366 employees, including 227 in Activision Studios and business development, 53 in North American sales and marketing, 53 in finance, operations and administration, and 33 in its offices in Japan, the United Kingdom and Australia.

              As of March 31, 1997, 98 of the Company's full-time employees were subject to term employment agreements with the Company. These agreements commit such employees to employment terms of between one and three years from the commencement of their respective agreements. Most of the employees subject to such agreements are senior executives of the Company or members of Activision Studios or the Company's business development, sales or marketing divisions, and such individuals perform services to the Company as executives, directors, producers, associate producers, computer programmers, game designers, sales directors and marketing product managers. The execution by the Company of employment agreements with such employees, in the Company's experience, significantly reduces the Company's turnover during the development and production of its entertainment software products and allows the Company to plan more effectively for future development activities.

              None of the Company's employees are subject to a collective bargaining agreement, and the Company has experienced no labor-related work stoppages.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

              See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of Notes to Consolidated Financial Statements included in Item 8.

Item 2.  PROPERTIES

              The Company's principal corporate, administrative, and product development offices are located in approximately 98,000 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405. The lease in Santa Monica commenced on May 1, 1997. Prior to such date, the Company's principal corporate, administrative and product development offices were located in approximately 57,000 square feet of leased space located in Los Angeles, California. The following is a listing of the principal offices maintained by the Company at May 1, 1997:

              Location of
              Principal Facilities     Square Feet    Lease Expiration Date
              ------------------------------------    ---------------------
              Santa Monica, California      98,000         April 30, 2007
              London, United Kingdom        10,625         July 23, 2005
              Tokyo, Japan                     450         July 31, 1997
              Sydney, Australia                400         Month-to-Month



Item 3.  LEGAL PROCEEDINGS

              The Company is party to routine claims and suits brought against it in the ordinary course of business including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                       PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

              The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "ATVI."


              The following table sets forth for the periods indicated the high and low reported closing sale prices for the Company's Common Stock.




                                                                   High           Low
                                                                ----------     ---------
         Fiscal 1996
         -------------
              First Quarter ended June 30, 1995                   $ 7.18        $  5.75
              Second Quarter ended September 30, 1995             $19.75        $  6.75
              Third Quarter ended December 31, 1995               $18.50        $  8.13
              Fourth Quarter ended March 31, 1996                 $15.13        $  8.63

         Fiscal 1997
         -------------
              First Quarter ended June 30, 1996                   $15.00        $ 11.63
              Second Quarter ended September 30, 1996             $14.38        $  9.50
              Third Quarter ended December 31, 1996               $14.00        $ 10.56
              Fourth Quarter ended March 31, 1997                 $16.25        $ 10.00

         Fiscal 1998
         -------------
              First Quarter through June 10, 1997                 $14.50        $ 10.25





              On June 10, 1997, the reported last sales price for the Common Stock was $13.875. As of March 31, 1997, the Company had approximately 5,000 stockholders of record, excluding banks, brokers and depository companies that are the stockholders of record for the account of beneficial owners.

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

              During the period from December 11, 1995 to December 14, 1995, the Company purchased in open market transactions 500,000 of its shares of common stock, at prices ranging from $10.25 to $10.875, aggregating approximately $5.3 million. These purchases were made pursuant to the Company's announced share repurchase program. The company may from time to time in the future make additional open market purchases of its common stock.

              During the fiscal year ended March 31, 1997, the Company granted warrants to purchase Common Stock to two of its outside directors in connection with their election to the Board. Neither these warrants nor the shares of Common Stock for which they are exercisable have been registered under the Securities Act of 1933, as amended (the "Securities Act"), by reason of the exemption under Section 4(2) of the Act. On November 1, 1996, the Company granted warrants to purchase 16,667 shares to Harold Brown. The warrants have an exercise price of $12.25 per share and become exercisable at the rate of 25% on November 1, 1997 and 12.5% each six months thereafter. The Company granted Mr. Brown warrants to purchase an additional 3,333 shares on February 27, 1997, which warrants have an exercise price of $11.80 per share and become exercisable at the rate of 20% per year, beginning on February 27, 1998. On February 27, 1997, the Company granted to Robert Morgado warrants to purchase 20,000 shares of Common Stock. Warrants to purchase 16,667 of the shares have an exercise price of $13.88 per share and become exercisable at the rate of 25% on February 27, 1998 and 12.5% each six months thereafter; the warrants to purchase the remaining 3,333 shares have an exercise price of $11.80 per share and become exercisable at the rate of 20% per year, beginning on February 27, 1998. All of he warrants granted to Messrs. Brown and Morgado expire ten years after the date of grant.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

              The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 1997 are derived from the audited consolidated financial statements of the Company.
         The Consolidated Financial Statements as of March 31, 1997 and 1996 and for each of the fiscal years in the three-year period ended March 31, 1997, and the reports thereon, are included elsewhere in this Form 10-K.

           (IN THOUSANDS, EXCEPT PER SHARE DATA, RATIOS AND EMPLOYEE DATA)



                                                                            Fiscal Years ended March 31,
                                                      ------------------------------------------------------------------------

                                                          1997            1996           1995          1994            1993
                                                          -----           ----           ----          ----            ----
STATEMENT OF OPERATIONS DATA:
 Net revenues                                            $86,483        $61,393        $40,669        $26,604        $21,069
 Gross profit                                             56,661         39,644         19,376         11,293          9,535
 Operating income (loss)                                   9,807          2,532         (2,957)        (2,031)          (208)
 Income (loss) before provision
      for income taxes                                    10,731          4,239         (1,365)        (1,853)          (217)
 Net income (loss) from continuing operations              7,107          5,530         (1,520)        (1,987)          (279)
 Loss from discontinued operations                             -              -               -              -        (1,100)
 Net income (loss)                                         7,107          5,530         (1,520)        (1,987)        (1,379)
 Accumulated, unpaid preferred dividends                       -              -               -        (3,296)        (3,163)
 Net income (loss) per common share from
      continuing operations (1)                            $0.49          $0.37         $(0.11)        $(0.97)        $(1.01)
 Net income (loss) per common share (1)                     0.49           0.37          (0.11)         (0.97)         (1.33)
 Weighted average number of shares used in
      computing net income (loss) per common
      share (1)                                           14,619         14,950         13,944          5,432          3,412
OTHER OPERATING DATA:
 Average number of employees                                 342            234             93             62             60
 Net revenues per employee (in thousands)                   $253           $262           $437           $429           $351


                                                                                     As of March 31,
                                                       -----------------------------------------------------------------------
                                                           1997           1996           1995          1994            1993
                                                           ----           ----           ----          ----            ----
BALANCE SHEET DATA:
 Cash and cash equivalents                               $ 17,639       $25,288        $37,355        $38,093        $1,851
 Working capital                                           52,938        40,227         40,648         41,218         5,261
 Intangible assets                                        18, 313        19,580         20,863         22,146        23,429
 Total assets                                              95,670        77,613         68,883         68,677        34,580
 Redeemable preferred stock (2)                                -              -              -              -        25,200
 Preferred shareholders' equity (3)                            -              -              -              -         4,603
 Common shareholders' equity                               80,808        62,999         62,704         63,985          (792)




(1) Reflects the Company's 1-for-3 reverse stock split effective October 20, 1993. Accordingly, previously reported net income (loss) per share and common share amount have been retroactively restated.

(2) Does not include accrued dividends of $3,163 as of March 31, 1993.

(3) Represents $5,000 of gross proceeds received from the sale of Series AA Preferred Stock, less offering expenses and the amount allocated to warrants sold at the time.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FISCAL YEARS ENDED MARCH 31, 1997 AND 1996

NET REVENUES

         Net revenues by territory were as follows (amounts in thousands):



                                                         Fiscal Years Ended March 31,
                                            -------------------------------------------------------
                                                       1997                           1996
                                            -----------------------      --------------------------
                                                           % of Net                       % of Net
                                              Amount       Revenues       Amount          Revenues      % Change
                                              --------     --------       -------         --------      --------

         North America                        $65,049        75.2%        $47,176           76.8%         38.0%
         Europe                                12,211        14.1%          6,501           10.6%         87.8%
         Japan                                  4,504         5.2%          4,768            7.8%         -5.5%
         Australia and Pacific Rim              4,719         5.5%          2,948            4.8%         60.1%
                                            ----------    ---------      --------        ---------     ---------
                                             $86,483        100.0%        $61,393          100.0%         40.9%
                                            ----------    ---------      --------        ---------     ---------
                                            ----------    ---------      --------        ---------     ---------

         Net revenues by platform were as follows (amounts in thousands):

                                                         Fiscal Years Ended March 31,
                                            -------------------------------------------------------
                                                       1997                           1996
                                            -----------------------      --------------------------
                                                            % of Net                       % of Net
                                               Amount       Revenues       Amount          Revenues      % Change
                                               --------     --------       -------         --------      --------

         Console                              $17,367        20.1%         $5,161            8.4%        236.5%
         PC                                    69,116        79.9%         56,232           91.6%         22.9%

                                              $86,483       100.0%        $61,393          100.0%         40.9%
                                            ----------    ---------      --------        ---------     ---------
                                             ----------    ---------      --------        ---------     ---------

         Net revenues by distribution channel were as follows (amounts in thousands):

                                                         Fiscal Years Ended March 31,
                                            -------------------------------------------------------
                                                       1997                           1996
                                            -----------------------      --------------------------
                                                            % of Net                       % of Net
                                               Amount       Revenues       Amount          Revenues      % Change
                                               --------     --------       -------         --------      --------


         Retailer/reseller                    $68,478        79.2%        $46,192           75.2%         48.2%
         OEM                                   13,935        16.1%         10,728           17.5%         29.9%
         On-line, licensing and other           4,070         4.7%          4,473            7.3%         -9.0%
                                             ----------    ---------      --------        ---------     ---------

                                              $86,483       100.0%        $61,393          100.0%         40.9%
                                             ----------    ---------      --------        ---------     ---------
                                             ----------    ---------      --------        ---------     ---------

    Total net revenues and retailer/reseller net revenues for the fiscal year ended March 31, 1997 increased 40.9% and 48.2%, respectively, over the prior year, primarily as a result of an increase in the number of new console and PC title releases. Console net revenues increased 236.5% over the prior year as a result of the initial release OF BLOOD OMEN: LEGACY OF KAIN (PlayStation), MECHWARRIOR 2 (PlayStation and Saturn), POWER MOVE PRO WRESTLING (PlayStation) and TIME COMMANDO (PlayStation). PC net revenues increased by 22.9% over the prior year primarily as a result of the initial release of MECHWARRIOR 2:
MERCENARIES  (Windows 95), INTERSTATE  76 (Windows 95), TIME COMMANDO (Windows
95), QUAKE MISSION PACK NO. 1: SCOURGE OF ARMAGON (MS-DOS/Windows 95), QUAKE MISSION PACK NO. 2: DISSOLUTION OF ETERNITY (MS-DOS/Windows 95) and continued sales of MECHWARRIOR 2 (Windows 95/Macintosh).

    OEM net revenues increased 29.9% over the prior year primarily due to revenues related to enhanced 3-D versions of MECHWARRIOR 2 (Windows 95) and MECHWARRIOR 2: MERCENARIES (Windows 95/D3D). OEM net revenues also included net revenues from INTERSTATE '76 (Windows 95), TIME COMMANDO (Windows 95) and DVD versions of SPYCRAFT (Windows 95) and MUPPET TREASURE ISLAND (Windows 95).

    North America, Europe and Australia net revenues increased as a result of the increase in PC and console revenues discussed above. The Company expects revenues in each of these territories to increase in fiscal 1998, but at a more moderate rate than fiscal 1997 growth. Japan net revenues decreased primarily due to a decrease in licensing net revenues, which was partially offset by an increase in direct publishing net revenues. The Company expects Japan revenues to increase in fiscal 1998 due to an increase in the number of products to be localized for this territory.


COST OF GOODS SOLD; GROSS PROFIT

    Cost of goods sold related to console, PC and OEM net revenues represents the manufacturing and related costs of computer software and console games. Manufacturers of the Company's computer software are located in the United States and Europe and are readily available. Console CDs and cartridges are manufactured by the respective video game console manufacturers, Sony, Sega and Nintendo, who often require significant lead time to fulfill the Company's orders. Also included in cost of goods sold is the royalty expense related to amounts due developers, product owners and other royalty participants as a result of product sales. Various contracts are maintained with developers, product owners or other royalty participants which state a royalty rate, territory and term of agreement, among other items.

    Cost of goods sold as a percentage of net revenues decreased to 34.5% for the fiscal year ended March 31, 1997 compared to 35.4% for fiscal 1996. As a result, gross profit as a percentage of net revenues increased to 65.5% for the fiscal year ended March 31, 1997, from 64.6% for fiscal 1996. The increase in gross profit as a percentage of net revenues is the result of increased efficiencies in the manufacturing and distribution processes, partially offset by an increase in net revenues attributable to console products. Future determinations of gross profit as a percentage of net revenues will be driven primarily by the mix of new PC and console products released by the Company during the applicable period, as well as the mix of internal versus external product development, the latter in each case resulting in lower gross profit margins.


OPERATING EXPENSES



                                               (Amounts in thousands)
                                              Fiscal Years Ended March 31,
                                    ----------------------------------------------
                                            1997                    1996
                                    ---------------------     --------------------
                                                 % of Net                 % of Net
                                    Amount       Revenues     Amount      Revenues       % Change
                                    ------       --------     ------      --------       --------
    Product development              $18,195        21.0%     $17,505        28.5%           3.9%
    Sales and marketing               22,351        25.9%      13,920        22.7%          60.6%
    General and administrative         5,041         5.8%       4,404         7.2%          14.4%
    Amortization of intangible
       assets                          1,267         1.5%       1,283         2.1%          -1.2%
                                 -----------     --------   ---------     --------       --------
    Total operating expenses         $46,854        54.2%     $37,112        60.5%          26.3%
                                 -----------     --------   ---------     --------       --------
                                 -----------     --------   ---------     --------       --------


    Total operating expenses for the 1997 fiscal year decreased as a percentage of net revenues from the prior fiscal year as a result of the Company's ability to increase net revenues without incurring comparable increases in product development and general and administrative expenses. This decrease was partially offset, however, by an increase in sales and marketing expenses as a percentage of net revenues. Product development expenses in fiscal 1997 increased 3.9% from fiscal 1996 due to the continued growth of Activision Studios, the increased number of new products in development, and the increased costs associated with the enhanced production content and new technologies incorporated into such products. The impact of these increases, however, was partially offset by a decrease in the number of products in development that contain live action video, which generally have higher production costs. In addition, operating expenses as a percentage of net revenues decreased due in part to the change in mix of internally developed and externally developed products. The costs of internal product development are generally expensed as incurred prior to the product's release and are therefore reflected in operating expenses; the costs of acquired products are generally amortized against product unit sales or revenues following the release of the product and are identified as royalty expenses and are included in the cost of goods sold. During the 1997 fiscal year, products developed internally by Activision Studios accounted for a smaller portion of the overall number of new products released by the Company as compared to the 1996 fiscal year.

    Sales and marketing costs in fiscal 1997 increased in amount and as a percentage of net revenues from fiscal 1996 due to increased marketing and promotional activities necessary to release new titles in an increasingly competitive environment and the Company's expansion of its European and Japanese sales and marketing infrastructures. General and administrative expenses increased 14.4% during the 1997 fiscal year due to an increase in worldwide administrative support needs and headcount related expenses.

OTHER INCOME (EXPENSE)

    Interest income decreased to $924,000 for the fiscal year ended March 31, 1997, from $1,707,000 for the fiscal year ended March 31, 1996, as a result of lower average cash and cash equivalent balances. See "Liquidity and Capital Resources."

PROVISION FOR INCOME TAXES

    The Company's effective tax rate was 33.8% for the fiscal year ended March 31, 1997. During the fiscal year ended March 31, 1996, the Company recognized a tax benefit of $1.5 million due to a reduction in the Company's deferred tax asset valuation allowance. The reduction reflected the remaining portion of the Company's net operating loss carryforwards, the benefit from which could be recognized in the Company's provision for income taxes. During the fiscal year ended March 31, 1997, the Company recognized an additional $6.6 million reduction to the Company's deferred tax asset valuation allowance, relating to net operating loss carryforwards arising prior to the Company's reorganization, which were credited to additional paid-in capital in shareholders' equity and did not affect net income. The reductions in the valuation allowance during the years ended March 31, 1997 and 1996 resulted principally from the Company's assessment of the realizability of its deferred tax assets, based on recent operating history, as well as an assessment that operations will continue to generate taxable income. Realization of the deferred tax assets depends on the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset of $5.7 million will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income
during the carryforward period are reduced.   The provision for income taxes for
the year ended March 31, 1995 represents foreign taxes withheld.


RESULTS OF OPERATIONS - FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

NET REVENUES

    Net revenues by territory were as follows (amounts in thousands):



                                                    Fiscal Years Ended March 31,
                                       ----------------------------------------------------------
                                                  1996                              1995
                                       -----------------------        ---------------------------
                                                      % of Net                           % of Net
                                         Amount       Revenues          Amount           Revenues       % Change
                                         ------       --------          ------           --------       --------

    North America                         $47,176        76.8%          $29,492             72.5%          60.0%
    Europe                                  6,501        10.6%            7,574             18.6%         -14.2%
    Japan                                   4,768         7.8%            2,194              5.4%         117.3%
    Australia and Pacific Rim               2,948         4.8%            1,409              3.5%         109.2%
                                        ---------    ---------        ---------         ---------      ---------

                                          $61,393       100.0%          $40,669            100.0%          51.0%
                                        ---------    ---------        ---------         ---------      ---------
                                        ---------    ---------        ---------         ---------      ---------

    Net revenues by platform were as follows (amounts in thousands):

                                                    Fiscal Years Ended March 31,
                                       -----------------------------------------------------------
                                                  1996                              1995
                                       -----------------------        ---------------------------
                                                      % of Net                           % of Net
                                         Amount       Revenues          Amount           Revenues       % Change
                                         ------       --------          ------           --------       --------

    Console                              $  5,161         8.4%          $26,069             64.1%         -80.2%
    PC                                     56,232        91.6%           14,600             35.9%         285.2%
                                        ---------    ---------        ---------         ---------      ---------
                                         $ 61,393       100.0%          $40,669            100.0%          51.0%
                                        ---------    ---------        ---------         ---------      ---------
                                        ---------    ---------        ---------         ---------      ---------

    Net revenues by distribution channel were as follows (amounts in thousands):


                                                Fiscal Years Ended March 31,
                                  -----------------------------------------------------------
                                           1996                              1995
                                  -----------------------        ---------------------------
                                                 % of Net                          % of Net
                                  Amount         Revenues          Amount          Revenues        % Change
                                  ------         --------          ------          --------        --------
    Retailer/reseller             $  46,192         75.2%        $  34,706            85.3%           33.1%
    OEM                              10,728         17.5%            2,637             6.5%          306.8%
    On-line, licensing and other      4,473          7.3%            3,326             8.2%           34.5%
                                 ----------     ---------       ----------         ---------      ---------
                                  $  61,393        100.0%        $  40,669           100.0%           51.0%
                                 ----------     ---------       ----------         ---------      ---------
                                 ----------     ---------       ----------         ---------      ---------

    Net revenues for the fiscal year ended March 31, 1996 increased by 51% over the prior year, primarily as a result of an increase in the release of new PC titles. PC net revenues increased by 285% over the prior year as a result of the initial release of MECHWARRIOR 2 (MS-DOS and Windows 95), MECHWARRIOR 2 EXPANSION PACK: GHOST BEAR'S LEGACY (MS-DOS), ZORK NEMESIS (MS-DOS/Windows
95), SPYCRAFT: THE GREAT GAME (MS-DOS/Windows 95 and Macintosh), PITFALL: THE MAYAN ADVENTURE (Windows 95), EARTHWORM JIM (Windows 95) and five MIGHTY MORPHIN POWER RANGER titles (MS-DOS and Mac). The decrease in console net revenues during the fiscal year was due to the Company's strategic change in its business emphasis from cartridge-based console systems to CD-based PC and console systems.

    On-line, OEM, licensing and other revenues increased over the prior year due to the Company's increased commitment to generating additional OEM revenues and the availability of several additional titles for the OEM market. OEM and licensing revenues during the 1996 fiscal year primarily were derived from sales and licenses of MECHWARRIOR 2 (MS-DOS, Windows 95 and an enhanced 3-D ATI version), EARTHWORM JIM (Windows 95), PITFALL: THE MAYAN ADVENTURE (Windows
95) and SHANGHAI: GREAT MOMENTS (MS-DOS and Windows 95).

    North America, Japan and Australia net revenues increased as a result of the increase in PC, OEM and licensing revenues discussed above. The decrease in Europe net revenues was attributable to a change from the publishing by the Company of its products under an exclusive guaranteed distribution agreement in fiscal 1995 to the publishing by the Company of its products directly to retailers and resellers in fiscal 1996, combined with the change of the Company's business emphasis from cartridge-based console systems to CD-based PC systems.


COST OF GOODS SOLD

    Cost of goods sold related to console, PC and OEM revenues represents the manufacturing and related costs of computer software and video games. Manufacturers of the Company's computer software are located in the United States and Europe and are readily available. Console cartridges and CDs are manufactured by the respective video game console manufacturers, Sony, Nintendo and Sega, who require significant lead time to fulfill the Company's orders.

    Also included in cost of goods sold is royalty expense related to amounts due to developers, title owners or other royalty participants based on product sales. Various contracts are maintained with developers, product title owners or other royalty participants which state a royalty rate, territory and term of agreement, among other items. The increase in total cost of goods sold is related to the increase in PC and OEM net revenues.

GROSS PROFIT

    Gross profit as a percentage of net revenues increased to 64.6% for the fiscal year ended March 31, 1996, from 47.6% for fiscal 1995, as a result of an increase in PC CD-based net revenues. Net revenues from CD-based PC products generally yield a higher gross profit margin than net revenues from console products as a result of the lower costs of goods sold attributable to such PC products. The increase in gross profit also was due to the increase in on-line, OEM, licensing and other revenues, which also yield higher gross profit margins.

OPERATING EXPENSES



                                               (Amounts in thousands)
                                              Fiscal Years Ended March 31,
                                  --------------------------------------------------------
                                            1996                               1995
                                  -----------------------       --------------------------
                                                 % of Net                         % of Net
                                    Amount       Revenues         Amount          Revenues         % Change
                                    ------       --------         ------          --------         --------

    Product development             $ 17,505        28.5%          $ 7,274           17.9%           140.7%
    Sales and marketing               13,920        22.7%           10,410           25.6%            33.7%
    General and administrative         4,404         7.2%            3,366            8.3%            30.8%
    Amortization of intangible
         assets                        1,283         2.1%            1,283            3.2%                -
                                   ----------    ---------       ----------       ---------        ---------
    Total operating expenses        $ 37,112        60.5%         $ 22,333           55.0%            66.2%
                                   ----------    ---------       ----------       ---------        ---------
                                   ----------    ---------       ----------       ---------        ---------



    Total operating expenses increased as a percentage of net revenues as a result of a substantial increase in product development expenses. This increase was partially offset, however, by a decrease in sales and marketing expenses and general and administrative expenses as a percentage of net revenues. Product development expenses increased both in amount and as a percentage of net revenues due to the continued growth of the Company's product development departments, the increased number of products in product development, and the increased costs associated with enhanced production content and new technologies incorporated into such products. Sales and marketing expenses increased in actual amount, but not as a percentage of net revenues, as a result of the marketing and promotional activity related to newly released titles. General and administrative expenses increased in actual amount, but not as a percentage of net revenues, due to an increase in headcount related expenses.

OTHER INCOME (EXPENSE)

    Interest income increased to $1,707,000 for the fiscal year ended March 31, 1996, from $1,592,000 for the fiscal year ended March 31, 1995, as a result of higher yields earned on cash and cash equivalents. See "Liquidity and Capital Resources."

QUARTERLY OPERATING RESULTS

    The Company's quarterly operating results have in the past varied significantly and will likely in the future vary significantly depending on numerous factors, several of which are not under the Company's control. See
Item 1. Business - "Certain Cautionary Information." Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

The following table is a comparative breakdown of the Company's quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):



                                                                Quarter ended
                            ------------------------------------------------------------------------------
                             March      Dec.     Sept.     June      March     Dec.     Sept.      June
                              31,        31,      30,       30,       31,       31,       30,       30,
                             1997      1996      1996      1996      1996      1995      1995      1995
                             ----      ----      ----      ----      -----     ----      ----      ----

 Net revenues              $28,926   $31,361   $19,175  $  7,021   $21,648   $17,578   $18,848  $  3,319
 Gross profit               18,203    19,483    13,463     5,512    15,327    10,447    12,105     1,765
 Operating income (loss)     6,054     6,210     1,769   (4,226)     4,607     1,573     2,366   (6,014)
 Net income (loss)           4,282     4,120     1,336   (2,631)     6,345     1,948     2,765   (5,528)
 Net income (loss) per share  0.29      0.28      0.09    (0.19)      0.43      0.13      0.18    (0.39)



LIQUIDITY AND CAPITAL RESOURCES

    On January 31, 1994, the Company completed a private placement of approximately 5,000,000 shares of its Common Stock. The net proceeds from this private placement, approximately $39.5 million, together with funds from operations, have been the Company's primary sources of liquidity for the fiscal years ended March 31, 1997 and 1996. At March 31, 1997, the Company had approximately $17.6 million of cash and cash equivalents.

    The Company uses its working capital to finance ongoing operations, including the acquisition of inventory, the development, marketing and distribution of new products, and the acquisition of products and intellectual property rights from third parties.

    Cash flows used in operating activities of $6.3 million primarily resulted from the increase in accounts receivable of approximately $16.5 million to $36.4 million as of March 31, 1997. The increase in accounts receivable was due to the overall increase in net revenues during the quarter and year ended March 31, 1997 as compared to the same periods in the prior fiscal year.

    The Company's working capital increased approximately $12.7 million from March 31, 1996 to $52.9 million as of March 31, 1997. The increase in working capital primarily was attributable to the increase in accounts receivable and prepaid software and license royalties.

    Net cash used in investing activities primarily was attributable to capital expenditures incurred by the Company as a result of the increase in headcount and the number of products in development during the fiscal year. During fiscal 1998, the Company expects to incur additional capital expenditures relating to the development of its products, the acquisition of new products and related intellectual property rights, the general operation of its business and the relocation of its Los Angeles headquarters to a new leased facility in Santa Monica, California in May 1997.

    Management currently believes that the Company's existing capital resources are sufficient to meet its requirements for at least the next fiscal year. Previous common stock and preferred stock private placements have provided, and will continue to provide, the Company with resources to enable it to acquire properties for development, engage in more extensive product development and expand marketing activities, and increase working capital for operations.

    Management also currently believes that inflation has not had, and will not have in the foreseeable future, a material impact on continuing operations.

EFFECT OF RECENT ACCOUNTING CHANGES

    In February 1997, the Financial Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designated to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computational include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has determined the following impact of the implementation of SFAS No. 128:


                                                                      Fiscal Year ended March 31,
                                                           --------------------------------------------
                                                                 1997            1996              1995
                                                           ----------        --------        ----------
    Earnings (loss) per share as originally reported          $  0.49         $  0.37         $   (0.11)
    Pro forma basic earnings per share                           0.51            0.39             (0.11)
    Pro forma diluted earnings per share                         0.49            0.37             (0.11)



Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                            Page
                                                                            ----

         Independent Auditor's Report                                       F-1

         Independent Auditor's Report                                       F-2

         Consolidated Balance Sheets as of March 31, 1997 and 1996          F-3

         Consolidated Statements of Operations for the Years ended
            March 31, 1997, 1996 and 1995                                   F-4

         Consolidated Statements of Changes in Shareholders' Equity
            for the Years Ended March 31, 1997, 1996 and 1995               F-5

         Consolidated Statements of Cash Flows for the Years Ended
            March 31, 1997, 1996 and 1995                                   F-6

         Notes to Consolidated Financial Statements                         F-7

         Schedule II-Valuation and Qualifying Accounts and Reserves
            as of March 31, 1997, 1996 and 1995                            F-17

         All other schedules of the Registrant are omitted because of the absence of conditions under which they are required or because the required information is included elsewhere in the financial statements or in the notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              The Company replaced Coopers & Lybrand, LLP ("Coopers & Lybrand") as its principal accountants, effective January 17, 1997. The action was recommended by the Audit Committee of the Board of Directors and was approved by the Company's Board of Directors. Coopers & Lybrand's reports on the Company's financial statements for the fiscal years ended March 31, 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended March 31, 1996 and 1995 and all interim periods through January 17, 1997, (i) there were no disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers & Lybrand, would have caused Coopers & Lybrand to make a reference to the subject matter of the disagreements in connection with its reports in the financial statements for such years, and (ii) there were no reportable events as described in Item 304 of Regulation S-K.

              The Company engaged KPMG Peat Marwick, LLP ("Peat Marwick") as the Company's principal accountants to audit the Company's financial statements, effective January 17, 1997. The action was recommended by the Audit Committee of the Board of Directors and was approved by the Company's Board of Directors.

                                       PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 24, 1997, entitled "Election of Directors" and "Executive Officers and Key Employees" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 24, 1997, entitled "Executive Compensation" and "Indebtedness of Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 24, 1997, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 24, 1997, entitled "Certain Relationships and Related Transactions" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                                       PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



        (a)   1.   FINANCIAL STATEMENTS  See Item 8. - Consolidated Financial
                   Statements and Supplementary Data Index for Financial
                   Statements and Schedule on page 26 herein.

              2. FINANCIAL STATEMENT SCHEDULES See Item 8. - Consolidated Financial Statements and Supplementary Data Index for Financial Statements and Schedule on page 26 herein.

              3.   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                   Exhibit
                   Number                                  Exhibit
                   --------                                -------

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

                    10.14 Lease Agreement dated as of December 20, 1996, between the Company and Barclay Curci Investment Company (incorporated by reference to Exhibit
                             10.14 of the Company's Form 10-Q for the quarter ended December 31, 1996).

                    11. Statement regarding computation of per share earnings.

                    16.      Letter from Coopers & Lybrand, LLP pursuant to
                             Item 304 (a) (3) of Regulation S-K (incorporated by reference to exhibit 16 of the Company's Form 8-K filed January 17, 1997.)

                    21.      Principal subsidiaries of the Company.

                    23.1     Independent Auditor Consents.

                    23.2     Independent Auditor Consents.

                    27.      Financial Data Schedule.


        (b)   REPORTS ON FORM 8-K

              The Company filed a Form 8-K on January 17, 1997 reporting a change in the Company's certifying accountant from Coopers & Lybrand, LLP to KPMG Peat Marwick, LLP, effective January 17, 1997.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 1997

ACTIVISION, INC.


By:     /s/  ROBERT A. KOTICK
   ------------------------------
          (Robert A. Kotick)
         Chairman and Chief
          Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





By:     /s/  ROBERT A. KOTICK               Chairman, Chief Executive          June 13, 1997
   -----------------------------            Officer (Principal Executive
           (Robert A. Kotick)               Officer), President and Director


By:    /s/  HOWARD E. MARKS                 Executive Vice President           June 13, 1997
   ---------------------------              and Director
          (Howard E. Marks)


By:     /s/  BRIAN G. KELLY                 Chief Financial and Operating      June 13, 1997
   ---------------------------              Officer and Director
            (Brian G. Kelly)                (Principal Financial Officer)


By:     /s/  BARRY J. PLAGA                 Chief Accounting Officer           June 13, 1997
   ---------------------------              (Principal Accounting Officer)
            (Barry J. Plaga)


By:     /s/  HAROLD A. BROWN                Director                           June 13, 1997
   ---------------------------
            (Harold A. Brown)


By:     /s/  BARBARA S. ISGUR               Director                           June 13, 1997
   ---------------------------
           (Barbara S. Isgur)


By:     /s/  STEVEN T. MAYER                Director                           June 13, 1997
   ---------------------------
           (Steven T. Mayer)


By:    /s/ ROBERT J. MORGADO                Director                           June 13, 1997
   ---------------------------
         (Robert J. Morgado)


                             INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders

We have audited the accompanying consolidated balance sheet of ACTIVISION, INC. and subsidiaries as of March 31, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the year ended March 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACTIVISION, INC. and subsidiaries as of March 31, 1997, and the consolidated results of their operations and their cash flows for the year the ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the related financial statement schedule for the year ended March 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK, LLP


Los Angeles, California
May 8, 1997

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of ACTIVISION, INC. and Subsidiaries.

We have audited the accompanying consolidated balance sheet of ACTIVISION, INC. and subsidiaries as of March 31, 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended March 31, 1996 and 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed under item 14(a)2 of this Annual Report on 10K for each of the two years in the period ended March 31, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACTIVISION, INC. and subsidiaries as of March 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

COOPERS & LYBRAND, LLP


Los Angeles, California
May 15, 1996, except for Note 9,
as to which the date is June 10, 1997.

                          ACTIVISION, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                           (In thousands except share data)



                                                                                        March 31,             March 31,
                                                                                          1997                  1996
                                                                                    ---------------       ---------------
ASSETS
   Current assets:
    Cash and cash equivalents                                                        $     17,639          $     25,288
    Accounts receivable, net of allowances of $6,468 and $7,005, respectively              36,367                19,909
    Inventories, net                                                                        4,520                 2,975
    Prepaid software and license royalties                                                  6,559                 3,652
    Prepaid expenses and other current assets                                               1,222                 1,183
    Deferred income taxes                                                                   1,493                 1,500
                                                                                    ---------------       --------------
           Total current assets                                                            67,800                54,507

   Property and equipment, net                                                              5,090                 3,326
   Deferred income taxes                                                                    4,212                     -
   Other assets                                                                               255                   200
   Excess purchase price over identifiable assets acquired, net                            18,313                19,580
                                                                                    ---------------       --------------
           Total assets                                                              $     95,670         $      77,613
                                                                                    ---------------       --------------
                                                                                    ---------------       --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
    Accounts payable                                                                 $      7,054        $        4,592
    Accrued expenses                                                                        7,808                 9,688
                                                                                    ---------------       --------------
           Total current liabilities                                                       14,862                14,280

   Other liabilities                                                                            -                   334
                                                                                    ---------------       --------------
           Total liabilities                                                               14,862                14,614
                                                                                    ---------------       --------------

   Commitments and contingencies

   Shareholders' equity:
    Common stock, $.000001 par value, 50,000,000 shares
           authorized, 14,644,895 and 14,250,180 shares issued
           and 14,144,895 and 13,750,180 outstanding, respectively                              -                     -
    Additional paid-in capital                                                             78,484                67,904
    Retained earnings                                                                       7,815                   708
    Cumulative foreign currency translation                                                 (213)                 (335)
    Less: Treasury stock, cost of 500,000 shares                                          (5,278)               (5,278)
                                                                                    ---------------       --------------
           Total shareholders' equity                                                      80,808                62,999
                                                                                    ---------------       --------------
    Total liabilities and shareholders' equity                                      $     95,670         $      77,613
                                                                                    ---------------       --------------
                                                                                    ---------------       --------------




The accompanying notes are an integral part of these consolidated financial statements.

                          ACTIVISION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands except per share data)


                                                   For the years ended March 31,
                                              ---------------------------------------
                                                1997          1996           1995
                                              ---------     ----------    -----------
Net revenues                                 $  86,483     $   61,393    $    40,669

Cost of goods sold                              29,822         21,749         21,293
                                              ---------     ----------    -----------
    Gross profit                                56,661         39,644         19,376
                                              ---------     ----------    -----------
Operating expenses:
    Product development                         18,195         17,505          7,274
    Sales and marketing                         22,351         13,920         10,410
    General and administrative                   5,041          4,404          3,366
    Amortization of intangible assets            1,267          1,283          1,283
                                              ---------     ----------    -----------
         Total operating expenses               46,854         37,112         22,333
                                              ---------     ----------    -----------
Operating income (loss)                          9,807          2,532        (2,957)
Other income:
    Interest income                                924          1,707          1,592
                                              ---------     ----------    -----------
Income (loss) before income taxes               10,731          4,239        (1,365)
Income tax provision (benefit)                   3,624        (1,291)            155
                                              ---------     ----------    -----------
Net income (loss)                            $   7,107          5,530    $   (1,520)
                                              ---------     ----------    -----------
                                              ---------     ----------    -----------

Net income (loss) per common share            $    0.49     $     0.37    $    (0.11)
                                              ---------     ----------    -----------
                                              ---------     ----------    -----------
Number of shares used in computing
    net income (loss) per common share          14,619         14,950         13,944
                                              ---------     ----------    -----------
                                              ---------     ----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

                         ACTIVISION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                          Common Stock               Common Stock Warrants
                                                          ------------               ---------------------    Additional
                                                     Shares          Amount         Shares        Amount     Paid-in Capital
                                                     ----------------------        -----------------------   ---------------
Balances March 31, 1994                              13,849             -             267        $   120     $   67,356

  Exercise of common stock warrants                     267             -            (267)          (120)           200

  Issuance of common stock pursuant to
    employee stock option plan                           59             -              -              -              99

  Issuance of common stock pursuant to
    directors stock warrant plan                          8             -              -              -              12

  Net loss for the year                                  -              -              -              -              -

  Foreign currency translation adjustment                -              -              -              -              -
                                                     ------        ------         ------         ------      ----------
Balances March 31, 1995                              14,183             -              -              -      $   67,667

  Issuance of common stock pursuant to
    employee stock option plan                           50             -              -              -             224

  Issuance of common stock pursuant to
    directors stock warrant plan                         17             -              -              -              13

  Purchase of treasury stock                             -              -              -              -              -

  Net income for the year                                -              -              -              -              -

  Foreign currency translation adjustment                -              -              -              -              -
                                                     ------        ------         ------         ------      ----------
Balances March 31, 1996                              14,250             -              -              -    $     67,904

  Issuance of common stock                               63                            -              -             822

  Issuance of common stock pursuant to
    employee stock option plan                          313             -              -              -           2,209

  Issuance of common stock pursuant to
    employee stock purchase plan                         19             -              -              -             179

  Tax benefit attributable to employee
    stock option plan                                    -              -              -              -             736

  Tax benefit derived from net operating
    loss carryforward utilization                        -                             -              -           6,634

  Net income for the year                                -              -              -              -              -

  Foreign currency translation adjustment                -              -              -              -              -
                                                     ------        ------         ------         ------      ----------
Balances March 31, 1997                              14,645          $  -              -           $  -    $     78,484
                                                     ------        ------         ------         ------      ----------
                                                     ------        ------         ------         ------      ----------


                                                   Retained         Cumulative          Treasury Stock
                                                   Earnings      Foreign Currency       --------------      Shareholders'
                                                   (Deficit)        Translation     Shares         Amount       Equity
                                                  ----------    -----------------  ----------------------   -------------
Balances March 31, 1994                           $  (3,302)       $  (189)              -            -     $    63,985

  Exercise of common stock warrants                      -              -                -            -              80

  Issuance of common stock pursuant to
    employee stock option plan                           -              -                -            -              99

  Issuance of common stock pursuant to
    directors stock warrant plan                         -              -                -            -              12

  Net loss for the year                              (1,520)            -                -            -          (1,520)

  Foreign currency translation adjustment                -              48               -            -              48
                                                  ---------        --------        -------     ----------     ----------
Balances March 31, 1995                           $  (4,822)       $  (141)              -            -      $  62,704

  Issuance of common stock pursuant to
    employee stock option plan                           -              -                -            -             224

  Issuance of common stock pursuant to
    directors stock warrant plan                         -              -                -            -              13

  Purchase of treasury stock                             -              -              500        (5,278)        (5,278)

  Net income for the year                             5,530             -                -            -           5,530

  Foreign currency translation adjustment                -            (194)              -            -            (194)
                                                  ---------        --------        -------     ----------     ----------
Balances March 31, 1996                           $     708        $  (335)            500     $  (5,278)     $  62,999

  Issuance of common stock                               -              -                -            -             822

  Issuance of common stock pursuant to
    employee stock option plan                           -              -                -            -           2,209



  Issuance of common stock pursuant to
    employee stock purchase plan                         -              -                -            -             179

  Tax benefit attributable to employee
    stock option plan                                    -              -                -            -             736

  Tax benefit derived from net operating
    loss carryforward utilization                        -              -                -            -           6,634

  Net income for the year                             7,107             -                -            -           7,107

  Foreign currency translation adjustment                -             122               -            -             122
                                                  ---------        --------        -------     ----------     ----------
Balances March 31, 1997                           $   7,815        $  (213)            500     $  (5,278)     $  80,808
                                                  ---------        --------        -------     ----------     ----------
                                                  ---------        --------        -------     ----------     ----------


     The accompanying notes are an integral part of these consolidated financial statements

                          ACTIVISION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (In thousands)

                                                           For the years ended March 31,
                                               --------------------------------------------------------
                                                     1997               1996                 1995
                                               ---------------     ---------------      ---------------
Cash flows from operating activities:
    Net income (loss)                            $    7,107          $    5,530           $  (1,520)
    Adjustments to reconcile net income
       (loss) to net cash used in operating
       activities:
         Deferred income taxes                        3,165              (1,500)                  -
         Depreciation and amortization                3,335               2,646               1,942
    Change in assets and liabilities:
         Accounts receivable                        (16,458)            (14,343)             (3,641)
         Inventories                                 (1,545)             (1,003)                551
         Prepaid software and license
           royalties                                 (2,085)             (2,570)               (202)
         Prepaid expenses and other
           current assets                               (39)               (841)                126
         Other assets                                   (55)               (140)                 37
         Accounts payable                             2,462               2,076                 587
         Accrued liabilities                         (1,880)              6,535                 911
         Other liabilities                             (334)               (176)                (11)
                                                  ----------          ----------           ---------
    Net cash used in operating activities            (6,327)             (3,786)             (1,220)
                                                  ----------          ----------           ---------
Cash flows from investing activities:
    Capital expenditures                             (3,832)             (3,045)             (1,256)
    Restricted cash                                       -                   -               1,500
                                                  ----------          ----------           ---------
    Net cash provided by (used in) investing
       activities                                    (3,832)             (3,045)                244
                                                  ----------          ----------           ---------
Cash flows from financing activities:
    Proceeds from issuance and exercise of common
       stock options and warrants                     2,209                 237                 191
    Proceeds from employee stock purchase plan          179                   -                   -
    Payments under line-of-credit agreements              -                   -              (4,695)
    Borrowings under line-of-credit agreements            -                   -               4,695
    Other                                                 -                   -                  (1)
    Purchase of treasury stock                            -              (5,278)                  -
                                                  ----------          ----------           ---------
    Net cash provided by (used in) financing
      activities                                      2,388              (5,041)                190
                                                  ----------          ----------           ---------
Effect of exchange rate changes on cash                 122                (195)                 48
                                                  ----------          ----------           ---------
Net decrease in cash and cash equivalents            (7,649)            (12,067)               (738)
                                                  ----------          ----------           ---------
Cash and cash equivalents at beginning of year       25,288              37,355              38,093
                                                  ----------          ----------           ---------
Cash and cash equivalents at end of year         $   17,639          $   25,288           $  37,355
                                                  ----------          ----------           ---------
                                                  ----------          ----------           ---------
Non-cash investing activities:
    Stock issued in exchange for licensing
      rights                                     $      822          $        -           $       -
    Tax benefit derived from stock option
      exercises                                         736                   -                   -
    Tax benefit derived from net operating
      loss carryforward utilization                   6,634                   -                   -
Supplemental cash flow information:
    Cash paid for income taxes                   $      291          $      124           $     193
    Cash paid for interest                                -                  20                  18



The accompanying notes are an integral part of these consolidated financial statements.

                          ACTIVISION, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997, 1996 AND 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    The Company is a diversified international publisher of interactive entertainment software. The Company develops and publishes entertainment software for a variety of platforms, including both personal computer CD-ROM systems, including the Windows 95 operating system, and video game console hardware systems such as the Sony Playstation ("Playstation") and Sega Saturn ("Saturn"). The Company distributes its products worldwide primarily through its direct sales force and, to a lesser extent through third party distributors and licensees.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Activision, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the Company.) All intercompany accounts and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash and short-term investments with original maturities of not more than 90 days.

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with quality financial institutions. At various times during the fiscal years ended March 31, 1997, 1996 and 1995, the Company had deposits in excess of the $100,000 Federal Deposit Insurance Corporation ("FDIC") limit at these financial institutions. At March 31, 1997, the Company had approximately $13.4 million invested in short-term United States government backed securities. The Company's customer base includes retail outlets and distributors including consumer electronics and computer specialty stores, discount chains, video rental stores and toy stores in the United States and countries worldwide. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company generally does not require collateral or other security from its customers.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values due to the relatively short maturities of these instruments. Trade receivables are primarily due from retailers and OEM's.

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

    ADVERTISING EXPENSES

    The Company expenses advertising and the related costs as incurred. Advertising expenses for the years ended March 31, 1997, 1996 and 1995 were approximately $3,144,000, $1,940,000 and $3,564,000, respectively, and are included in sales and marketing expense in the statement of operations.

    AMORTIZATION OF INTANGIBLE ASSETS

    The Company's merger with The Disc Company, Inc. effective April 1, 1992 was accounted for by the purchase method of accounting, resulting in an intangible asset of approximately $24,417,000. This intangible asset is being amortized on a straight-line basis over a 20 year period. Amortization for each of the years ended March 31, 1997, 1996 and 1995 was approximately $1,221,000. The company adopted the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

    INCOME TAXES

    The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Under SFAS No. 109 income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

    STOCK OPTION PLAN

    Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996 the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    RECLASSIFICATIONS

    Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation.

2.  INVENTORIES

    Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at March 31, 1997 and 1996 reflect an adjustment to net realizable value of approximately $135,000 and $145,000, respectively. The provisions for net realizable value for the years ended March 31, 1997, 1996 and 1995 were approximately $142,000, $532,000 and $134,000, respectively. Inventories, net of reserves consisted of (amounts in thousands):

                                            March 31, 1997      March 31, 1996
                                            ---------------     --------------

         Purchased parts and components       $  1,162              $    876
         Finished goods                          3,358                 2,099
                                             ----------            ----------
                                              $  4,520              $  2,975
                                             ----------            ----------
                                             ----------            ----------

    Included in finished goods at March 31, 1997 and 1996 are expected inventory returns at a net realizable value of $837,000 and $427,000, respectively.

3.  PROPERTY AND EQUIPMENT

    Equipment, furniture and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives or the lease term generally ranging from three to ten years. Property and equipment, stated at cost, was as follows (amounts in thousands):

                                               March 31, 1997   March 31, 1996
                                               --------------   --------------

         Computer equipment                      $   6,910        $   4,360
         Office furniture and other equipment        1,885            1,338
         Leasehold improvements                      1,029              310
                                                 ---------        ---------
                                                     9,824            6,008
         Less accumulated depreciation
           and amortization                         (4,734)          (2,682)
                                                 ---------        ---------
                                                 $   5,090        $   3,326
                                                 ---------        ---------
                                                 ---------        ---------

    Depreciation expense for the years ended March 31, 1997, 1996 and 1995 was $2,068,000, $1,362,000 and $658,000, respectively.

4.  ACCRUED EXPENSES

    Accrued expenses were as follows (amounts in thousands):

                                              March 31, 1997    March 31, 1996
                                              --------------    ---------------

         Accrued royalties                       $  4,173         $   3,104
         Accrued selling and marketing costs        1,680             1,759
         Deferred revenue                               -             2,242
         Other                                      1,955             2,583
                                                 --------         ---------
                                                 $  7,808          $  9,688
                                                 --------         ---------
                                                 --------         ---------

5.  OPERATIONS BY GEOGRAPHIC AREA

    The following table summarizes the geographic operations of the Company (amounts in thousands):

                                                  Year ended March 31,
                                         -------------------------------------
                                           1997           1996         1995
                                           ----           ----         ----
    Net revenues:
      North America                    $ 65,049        $ 47,176      $ 29,492
      Europe                             12,211           6,501         7,574
      Japan                               4,504           4,768         2,194
      Australia and Pacific               4,719           2,948         1,409
                                       --------        --------      --------
         Total net revenues            $ 86,483        $ 61,393      $ 40,669
                                       --------        --------      --------
                                       --------        --------      --------
    Operating income (loss):
      North America                    $  2,306         $(5,110)      $(5,114)
      Europe                              3,466           2,547            77
      Japan                               2,022           3,814         1,655
      Australia and Pacific               2,013           1,281           425
                                       --------        --------      --------
        Total operating income (loss)  $  9,807          $2,532       $(2,957)
                                       --------        --------      --------
                                       --------        --------      --------

                                       At March 31,   At March 31,   At March 31
                                         1997            1996          1995
                                         ----            ----          ----
    Assets:
      United States                    $ 81,833        $ 73,377      $ 68,226
      Foreign                            13,837           4,236           657
                                       --------        --------      --------
        Total assets                   $ 95,670        $ 77,613      $ 68,883
                                       --------        --------      --------
                                       --------        --------      --------

    Operating income (loss) by geographic territory is reflected without any allocation for product development and general and administrative expenses to the geographic territories other than North America. These expenses are incurred primarily in North America.

6.  SIGNIFICANT CUSTOMERS

    The Company had no sales to any one customer in excess of 10% of total net revenues for the years ended March 31, 1997 and 1996. For the fiscal year ended March 31, 1995, the Company had sales to one customer which represented 14.9% of total net revenues.

7.  INCOME TAXES

    Domestic and foreign income (loss) before income taxes and details of the income tax provision (benefit) are as follows (amounts in thousands):

                                                       Year ended March 31,
                                                 ------------------------------
                                                   1997      1996       1995
                                                   ----      ----       ----
    Income (loss) before income taxes:
          Domestic                               $  5,896  $  3,681   $ (3,096)
          Foreign                                   4,835       558      1,731
                                                 --------  --------   --------
                                                 $ 10,731  $  4,239   $ (1,365)
                                                 --------  --------   --------
                                                 --------  --------   --------
    Income tax provision:
        Current:
          Federal                                $    383  $    106   $      -
          State                                        31        25          -
          Foreign                                      45        78        155
                                                 --------  --------   --------
             Total current                            459       209        155
                                                 --------  --------   --------
        Deferred:
          Federal                                  (2,961)   (1,369)         -
          State                                    (1,244)     (131)         -
                                                 --------  --------   --------
             Total deferred                        (4,205)   (1,500)         -
                                                 --------  --------   --------
    Add back benefit credited to additional
        paid-in capital:
          Tax benefit related to stock option
              exercises                               736         -          -
          Tax benefit related to utilization of
              pre-bankruptcy net operating
              loss carryforwards                    6,634         -          -
                                                 --------  --------   --------
                                                    7,370         -          -
                                                 --------  --------   --------

                                                 $  3,624  $ (1,291)  $    155
                                                 --------  --------   --------
                                                 --------  --------   --------

    The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

                                                         Year ended March 31,
                                                       ------------------------
                                                       1997    1996     1995
                                                       ----    ----     ----

    Federal income tax provision at statutory rate     35.0%    34.0%  (34.0%)
    State taxes, net of federal benefit                 3.4%        -        -
    Benefit of net operating loss carryforward             -  (25.7%)        -
    Nondeductible amortization                          3.9%    10.3%    30.4%
    Future (current) deductible reserves                   -   (4.9%)    39.3%
    Research and development credits                  (8.4)%   (8.7%)  (41.9%)
    Incremental effect of foreign tax rates           (4.1)%   (0.5%)    22.2%
    Increase (reduction) of valuation allowance         4.0%  (35.4%)        -
    Other                                                  -     0.4%   (4.5)%
                                                      ------  -------  -------
                                                       33.8%  (30.5%)    11.5%
                                                      ------  -------  -------
                                                      ------  -------  -------

    The components of the net deferred tax asset and liability were as follows (amounts in thousands):
                                                March 31, 1997  March 31, 1996
                                                --------------  --------------

        Deferred asset:
          Allowance for bad debts                  $    272       $     211
          Allowance  for sales returns                  441             785
          Miscellaneous                                  99              49
          Tax credit carryforwards                    2,553           1,450
          Net operating loss carryforwards           10,447          13,310
                                                  ---------       ---------
             Deferred tax asset                      13,812          15,805
             Valuation allowance                     (8,107)        (14,305)
                                                  ---------       ---------
             Net deferred tax asset                   5,705           1,500
                                                  ---------       ---------
                                                  ---------       ---------

    During the year ended March 31, 1996, the Company recognized a tax benefit of $1.5 million through a reduction in the Company's deferred tax asset valuation allowance. The reduction reflected the remaining portion of the Company's net operating loss carryforwards, the benefit from which could be recorded in the Company's provision for income taxes. In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants, benefits from loss carryforwards arising prior to the Company's reorganization are recorded as additional paid-in capital. During the year ended March 31, 1997, $6.6 million of such benefit have been recognized through a reduction in the valuation allowance. The reductions in the valuation allowance during the years ended March 31, 1997 and 1996 were determined based on the Company's assessment of the realizability of its deferred tax assets, based on recent operating history, and the Company's expectation that operations will continue to generate taxable income, as well as other factors. Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset of $5.7 million will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable
    income are reduced.   The provision for Income taxes for the year ended
    March 31, 1995 represents foreign taxes withheld.

    The Company's available net operating loss carryforward for federal tax reporting purposes approximates $28.3 million and is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire from 1999 to 2009. At March 31, 1997, the Company had a net operating loss carryforward for California tax reporting purposes of approximately $10.7 million. The California net operating loss carryforwards expire from 1998 to 2003.

8.  COMMITMENTS AND CONTINGENCIES

    LEASE OBLIGATIONS

    The Company leases its facilities under non-cancelable operating lease agreements. Total future minimum lease commitments as of March 31, 1997 are as follows (amounts in thousands):

                   Year ending March 31,

                        1998                     $    2,379
                        1999                          2,116
                        2000                          2,218
                        2001                          2,223
                        2002                          2,223
                        Thereafter                   11,070
                                                 ----------
                                                 $   22,229
                                                 ----------
                                                 ----------

    Rent expense for the years ended March 31, 1997, 1996 and 1995 was approximately $1,777,000, $1,348,000 and $811,000, respectively.

    EMPLOYMENT AGREEMENTS

    As of March 31, 1997, the Company has entered into employment agreements with various personnel which have obligated the Company to make total minimum payments of $3,102,000 and $67,000 during the years ending March 31, 1998 and 1999, respectively.

    LEGAL PROCEEDINGS

    The Company is party to routine claims and suits brought against it in the ordinary course of business including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

9.  EMPLOYEE BENEFIT PLANS

    STOCK OPTION PLAN

    The Company has a stock option plan (the "Stock Option Plan") for the benefit of officers, employees, consultants and others. The Stock Option Plan permits the granting of non-qualified stock options, incentive stock options ("ISOs"), stock appreciation rights ("SARs"), restricted stock awards, deferred stock awards and other Common Stock-based awards. The total number of shares of Common Stock available for distribution under the Stock Option Plan is 6,066,667. The plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were 326,000 remaining shares available for grant under the Stock Option Plan as of March 31, 1997.

    The stock option exercise price is determined at the discretion of the Board of Directors, and for ISOs, is not to be less than the fair market value at the date of grant, or in the case of non-qualified options, must exceed or be equal to 85% of fair market value at date of grant. Options typically become exercisable in equal installments over a period not to exceed five years and must be exercised within 10 years of date of grant. Historically, stock options have been granted with exercise prices equal to or greater than the fair market value at the date of grant.

    Stock Option Plan activity was as follows (amounts in thousands, except weighted average exercise price amounts):


                                                         1997                          1996                         1995
                                              ------------------------------------------------------     ----------------------
                                                Shares        Wtd Avg         Shares        Wtd Avg         Shares      Wtd Avg
                                                 (000)       Ex Price          (000)       Ex Price          (000)     Ex Price
                                               -------       --------       --------      ---------       --------     --------
         Outstanding at beginning of year        3,725         $11.37          1,190       $   5.20            398     $   2.98
            Granted                              1,947          11.28          2,805          13.61          1,073         5.61
            Exercised                            (313)           7.05           (50)           4.54           (59)         1.67
            Forfeited                            (181)           9.24          (220)           6.07          (222)         4.13
            Expired                                  -              -              -              -              -            -
                                               -------       --------       --------      ---------       --------     --------
         Outstanding at end of year              5,178         $11.69          3,725      $   11.37          1,190     $   5.20
                                               -------       --------       --------      ---------       --------     --------
                                               -------       --------       --------      ---------       --------     --------

         Exercisable at end of year              3,242         $12.62            334       $   4.55            176     $   3.82



    The range of exercise prices for options outstanding as of March 31, 1997 was $1.50 to $21.18. The range of exercise prices for options is wide due to increases in the Company's stock price over the period of the grants. For the year ended March 31, 1997, 1,227,000 options were granted at an exercise price equal to the fair market value on the date of grant, and 720,000 options were granted at an exercise price greater than fair market value on the date of grant.


    The following tables summarize information about options outstanding at March 31, 1997:

                                                Outstanding Options
                                        -------------------------------------
                                                       Remaining
                                                    Weighted Avg
                                                     Contractual      Wtd Avg
                                           Shares           Life     Exercise
                                            (000)     (in years)        Price
                                         --------     ----------     --------

         Range of exercise prices:
            $1.50 to $9.75                  1,728            7.9      $  6.53
            $9.78 to $13.00                 1,557            9.4        11.34
            $13.13 to $21.18                1,893            8.3        16.69
                                         --------       --------     --------
            Total                           5,178            8.5       $11.69
                                         --------       --------     --------
                                         --------       --------     --------

                                                      Exercisable Options
                                                  --------------------------
                                                                   Wtd Avg
                                                       Shares     Exercise
                                                        (000)        Price
                                                      -------     --------
         Range of exercise prices:
            $1.50 to $9.75                                829      $  5.92
            $9.78 to $13.00                               789        10.34
            $13.13 to $21.18                            1,624        17.16
                                                      -------     --------
            Total                                       3,242       $12.62
                                                      -------     --------
                                                      -------     --------

    These options will expire if not exercised at specific dates ranging from January 2002 to March 2007. Prices for options exercised during the three year period ended March 31, 1997 ranged from $0.75 to $11.05.

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has an employee stock purchase plan for all eligible employees (the "Purchase Plan"). Under the Purchase Plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or last day of each six-month period (the "Offering Period"). Employees may purchase shares having a value not exceeding 10% of their gross compensation during an Offering Period.
    During the Purchase Plan's first Offering Period ended March 31, 1997, employees purchased 19,000 shares at a price of $9.56 per share. As of March 31, 1997, 181,000 shares were reserved for future issuance under the Purchase Plan.

    EMPLOYEE RETIREMENT PLAN

    The Company has a retirement plan covering substantially all of its eligible employees. The retirement plan is qualified in accordance with
    Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes 5% of each dollar a participant contributes. The Company's matching contributions to the plan were $25,000 and $10,000 during the years ended March 31, 1997 and March 31, 1996; the Company made no matching contributions in the year ended March 31, 1995.

    DIRECTOR WARRANT PLAN

    The Director Warrant Plan provides for the automatic granting of warrants ("Director Warrants") to purchase 16,667 shares of the Common Stock to each director of the Company who is not an officer or employee of the Company or any of its subsidiaries. The total number of shares of Common Stock available for distribution under the Director Warrant Plan was 100,000. Director Warrants granted under the Director Warrant Plan vest 25% on the first anniversary of the date of grant, and 12.5% each six months thereafter. The Director Warrant Plan expired on December 19, 1996. The expiration had no effect on the outstanding Warrants.

    Director Warrant activity was as follows (amounts in thousands, except weighted average exercise price amounts):


                                                         1997                          1996                          1995
                                             ---------------------------------------------------------    ---------------------
                                                Shares        Wtd Avg         Shares        Wtd Avg         Shares      Wtd Avg
                                                 (000)       Ex Price          (000)       Ex Price          (000)     Ex Price
                                              --------      ---------       --------      ---------        -------    ---------
         Outstanding at beginning of year           73          $4.43             50       $   0.75             67      $  0.94
              Granted                                -              -             60           7.50              -            -
              Exercised                              -              -           (17)           0.75            (8)         1.50
              Forfeited                              -              -           (20)           7.50            (9)         1.50




              Expired                                -              -              -              -              -            -
                                                 ------         ------         ------       --------         ------     --------

         Outstanding at end of year                 73          $4.43             73       $   4.43             50     $   0.75
                                                 ------         ------         ------       --------         ------     --------
                                                 ------         ------         ------       --------         ------     --------

         Exercisable at end of year                 73          $4.43             39       $   2.47             38     $   0.75


    During the fiscal year ended March 31, 1997, 40,000 Director Warrants were granted to new directors outside of the Director Warrant Plan with an average exercise price of $12.85 and vesting consistent with other outstanding Director Warrants.

    The range of exercise prices for director warrants outstanding as of March 31, 1997 was $0.75 to $8.50. The range of exercise prices for options is wide due to increases in the Company's stock price over the period of the
    grants.   As of March 31, 1997, 33,000 of the outstanding and vested director warrants have a weighted average remaining contractual life of 4.8 years and a weighted average exercise price of $0.75, 20,000 of the outstanding and vested director warrants have a weighted average remaining contractual life of 7.8 years and a weighted average exercise price of $6.50 and 20,000 of the outstanding and vested director warrants have a weighted average remaining contractual life of 7.8 years and a weighted average exercise price of $8.50.

    PRO FORMA INFORMATION

    The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Purchase Plan and Director Warrant Plan collectively called "options") granted during fiscal 1996 and 1997 under the fair value method of that statement. The fair value of options granted in the years ended March 31, 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                               Stock Option Plan             Purchase Plan              Director Warrant Plan
                                           ------------------------------------------------------------------------------------

                                             1997           1996           1997           1996           1997           1996
                                          -------        -------        -------        -------        -------        -------
         Expected life (in years)             2.2            3.7            0.5              -              -            2.0
         Risk free interest rate            6.45%          6.45%          6.45%              -              -          6.45%
         Volatility                           .60            .60            .60              -              -            .60
         Dividend yield                         -              -              -              -              -              -



    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of trade options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of Stock Option Plan shares granted during the years ended March 31, 1997 and 1996 was $4.04 and $3.74 per share, respectively. The weighted average estimated fair value of Employee Purchase Plan shares granted during the year ended March 31, 1997 was $2.89. The weighted average estimated fair value of Director Warrants granted during the year ended March 31, 1997 was $2.27.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (amounts in thousands except for earnings per share information):

                                                 Year ended March 31,
                                            ------------------------------
                                                1997              1996
                                            ------------     -------------
         Pro forma net income               $  3,828          $  2,302
         Pro forma earnings per share       $    .26          $    .15

    The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted during fiscal 1996 and 1997, the pro forma effect will not be fully reflected until the fiscal year ended March 31, 2000.

10. RELATED PARTY TRANSACTIONS

    PROMISSORY NOTES RECEIVABLE

    As of March 31, 1997, accounts receivable includes $177,000 in promissory notes receivable from Robert A. Kotick, a director, officer and shareholder of the Company. The promissory notes are dated December 28, 1994 and April 28, 1995, have maturity dates, as amended, of December 31, 1997 and bear interest at 9.0% per annum.

    MERGER WITH INTERNATIONAL CONSUMER TECHNOLOGIES CORPORATION (ICT)

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

11. QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)


                                                                            Quarter Ended
                                                       ------------------------------------------------------         Year
   (Dollars in thousands, except per share data)         June 30        Sept 30         Dec 31         Mar 31         Ended
                                                         -------        -------         ------         ------         -----
    Fiscal 1997:
         Net revenues                                  $   7,021       $ 19,175       $ 31,361       $ 28,926       $ 86,483
         Operating income (loss)                          (4,226)         1,769          6,210          6,054          9,807
         Net income (loss)                                (2,631)         1,336          4,120          4,282          7,107
         Net income (loss) per common share                (0.19)          0.09           0.28           0.29           0.49

         Common stock price per share
             High                                      $   15.00       $  14.38       $  14.00       $  16.25       $  16.25
             Low                                           11.63           9.50          10.56          10.00           9.50

    Fiscal 1996:
         Net revenues                                  $   3,319       $ 18,848       $ 17,578       $ 21,648         61,393
         Operating income (loss)                          (6,014)         2,366          1,573          4,607          2,532
         Net income (loss)                                (5,528)         2,765          1,948          6,345          5,530
         Net income (loss) per common share                (0.39)          0.18           0.13           0.43           0.37

         Common stock price per share
             High                                      $   7.125       $  19.75       $  18.50       $ 15.125       $  19.75
             Low                                            5.75           6.75          8.125          8.625           5.75


                                                                     SCHEDULE II

                          ACTIVISION, INC. AND SUBSIDIARIES
                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (Amounts in thousands)


           Col. A                         Col. B             Col. C                 Col. D             Col. E
           ------                         ------             ------                 ------             ------
                                         Balance at                                                  Balance at
                                         Beginning                                Deductions           End of
         Description                     of Period          Additions             (Describe)           Period
-----------------------------------------------------------------------------------------------------------------
Year ended March 31, 1997:

    Allowance for sales returns, price
      protection and doubtful             $ 7,005           $  13,249              $13,768 (A)        $ 6,468
      accounts

    Inventory valuation                   $   145           $     142              $   152 (B)        $   135

    Deferred tax valuation allowance      $14,305           $     436              $ 6,634            $ 8,107


Year ended March 31, 1996:

    Allowance for sales returns, price
      protection and doubtful             $ 4,469           $  12,402              $ 9,866            $ 7,005
      accounts

    Inventory valuation                   $   357           $     532              $   744 (B)        $   145

    Deferred tax valuation allowance      $16,500           $   (695)              $ 1,500            $14,305


Year ended March 31, 1995:

    Allowance for sales returns, price
      protection and doubtful             $ 3,266           $   3,795              $ 3,592 (A)        $ 4,469
      accounts

    Inventory valuation                   $   493           $     134              $   270 (B)        $   357

    Deferred tax valuation allowance      $15,531           $     969              $     -            $16,500


(A) Actual write-offs of uncollectible accounts receivable or sales returns and price protection.
(B) Actual write-offs of obsolete inventory, scrap and reduction in carrying value of certain portions of inventory.

                                    EXHIBIT INDEX


   Exhibit                                                      Sequential Page
    Number    Exhibit                                                Number
    ------     -------                                               ------

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

   Exhibit                                                      Sequential Page
    Number    Exhibit                                                Number
    ------     -------                                               ------


    10.14 Lease Agreement dated as of December 20, 1996, between the Company and Barclay Curci Investment
              Company (incorporated by reference to
              Exhibit 10.14 of the Company's Form 10-Q for the quarter ended December 31, 1996).

    11.       Statement regarding computation of per share earnings.     46

    16.       Letter from Coopers & Lybrand, LLP pursuant to
              Item 304 (a) (3) of Regulation S-K (incorporated by reference to Exhibit 16 of the Company's Form 8-K filed January 17, 1997.)

    21.       Principal subsidiaries of the Company.                     47

    23.1      Consent of Independent Accountants.                        48

    23.2      Consent of Independent Accountants.                        49

    27.       Financial Data Schedule.