Form 10-Q
period 1997-06-30
ACTIVISION INC /NY
filed 1997-08-14
CIK 718877

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark one)

   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1997

                               O R

  [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                 Commission File Number 0-12699


                        ACTIVISION, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                               94-2606438
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


3100 Ocean Park Boulevard,  Santa Monica, CA        90405
(Address of principal executive offices)          (Zip Code)


                         (310) 255-2000
      (Registrant's telephone number, including area code)

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

The number of shares of the registrant's Common Stock outstanding as of August 12, 1997 was 14,462,934.

                        ACTIVISION, INC.

                              INDEX


PART I.  FINANCIAL INFORMATION                           Page No.
------------------------------                           --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June
         30,1997(unaudited)and March 31, 1997                   3

         Condensed Consolidated Statements of Operations
         for the quarters ended June 30, 1997
         and 1996 (unaudited)                                   4

         Condensed Consolidated Statements of Cash Flows
         for the quarters ended June 30, 1997 and
         1996 (unaudited)                                       5

         Notes to Condensed Consolidated Financial Statements
         for the quarter ended June 30, 1997 (unaudited)      6-7


Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  8-17



PART II.   OTHER INFORMATION
----------------------------
Item 6.  Exhibits and Reports on Form                       8-K18


SIGNATURES                                                     19


                 Part I - Financial Information

Item 1. Financial Statements
----------------------------

                ACTIVISION, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets

                (in thousands except share data)

                                           June 30,    March 31,
                                            1997         1997
                                          -----------------------
                                          (Unaudited)
Assets
  Current assets:
    Cash and cash equivalents             $14,426        $17,639
    Accounts receivable, net of allowances
      of $4,787 and $6,468 respectively    24,190         36,367
    Inventories, net                        3,675          4,520
    Prepaid software and license royalties  8,711          6,559
    Other assets                            2,590          1,222
    Deferred income taxes                   4,611          1,493
                                          -----------------------
      Total current assets                 58,203         67,800

    Property and equipment, net             6,874          5,090
    Deferred Income Taxes                   4,212          4,212
    Other assets                              257            255
    Excess purchase price over identifiable
    assets acquired, net                   18,383         18,313
                                          -----------------------
      Total assets                        $87,929        $95,670
                                          =======================

Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable                       $4,546         $7,054
    Accrued expenses                        6,054          7,808
                                          -----------------------
      Total current liabilities            10,600         14,862

    Other liabilities                           -              -
                                          -----------------------
      Total liabilities                    10,600         14,862
                                          -----------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.000001 par value,
    50,000,000 shares authorized,
    14,799,739 and 14,644,895 shares
    issued and 14,299,739 and 14,144,895
    outstanding , respectively                  -              -
  Additional paid-in capital               80,022         78,484
  Retained earnings                         2,727          7,815
  Cumulative foreign currency translation    (142)          (213)
  Less: Treasury stock, cost of
    500,000 shares                         (5,278)        (5,278)
                                          -----------------------
      Total shareholders' equity           77,329         80,808
                                          -----------------------
Total liabilities and shareholders' equity$87,929        $95,670
                                          =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                ACTIVISION, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Operations
                 For the quarters ended June 30,

            (in thousands except loss per share data)

                           (Unaudited)



                                                  1997       1996
                                                -----------------

Net revenues                                    $ 8,053   $ 7,021

Cost of goods sold                                4,275     1,509
                                                -----------------
  Gross profit                                    3,778     5,512
                                                -----------------
Operating expenses:
  Product development                             5,803     4,547
  Sales and marketing                             4,619     3,641
  General and administrative                      1,403     1,229
  Amortization of intangible assets                 306       321
                                                -----------------
    Total operating expenses                     12,131     9,738
                                                -----------------

Operating loss                                   (8,353)  (4,226)

Other income:
  Interest, net                                     162       312
                                                -----------------
Loss before income tax benefit                   (8,191)  (3,914)

Income tax benefit                               (3,103)  (1,283)
                                                -----------------
Net loss                                        $(5,088) $(2,631)
                                                =================

Net loss per common share                       $ (0.36) $ (0.19)
                                                =================

Number of shares used in computing
  net loss per common share                       14,222   13,812
                                                 ================




 The accompanying notes are an integral part of these condensed consolidated financial statements.

                ACTIVISION, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows
                 For the quarters ended June 30,

                         (in thousands)

                   Increase (Decrease) in Cash

                           (Unaudited)

                                                1997       1996
                                              -------------------
Cash flows from operating activities:
  Net loss                                     (5,088)    (2,631)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Deferred income taxes                    (3,118)    (1,257)
      Depreciation and amortization               898        762
  Change in assets and liabilities:
      Accounts receivable                      12,177      6,183
      Inventories                                 845       (464)
      Prepaid software and license royalties   (2,152)    (1,964)
      Other current assets                     (1,368)      (453)
      Other assets                                 (2)         1
      Accounts payable                         (2,508)    (1,650)
      Accrued liabilities                      (1,754)      (277)
                                              -------------------
Net cash used in operating activities         $(2,070)   $(1,750)
                                              -------------------
Cash flows from investing activities:
     Purchase of Take Us! GmbH Marketing         (246)         -
     Capital expenditures                      (2,356)    (1,089)
                                              -------------------
     Net cash used in investing activities     (2,602)    (1,089)
                                              -------------------
Cash flows from financing activities:
  Proceeds from  issuance and exercise of common
     stock options and warrants                 1,388        332
                                              -------------------
     Net cash provided by financing activities  1,388        332
                                              -------------------
Effect of exchange rate changes on cash            71         33
                                              -------------------
Net decrease in cash and cash equivalents      (3,213)    (2,474)
                                              -------------------
Cash and cash equivalents at beginning
  of period                                    17,639     25,288
                                              -------------------
Cash and cash equivalents at end of period    $14,426    $22,814
                                              ===================
Non-cash investing activities:
Stock issued in exchange for licensing rights       -    $   822
                                              ===================
Stock issued in purchase of
  Take Us! GmbH Marketing                     $   136          -
                                              ===================


 The accompanying notes are an integral part of these condensed consolidated financial statements

                               -5-
                        Activision, Inc.
      Notes to Condensed Consolidated Financial Statements
               For the Quarter Ended Jun 30, 1997


                           (Unaudited)


1.Basis of Presentation

The  accompanying  condensed  consolidated  financial  statements include the accounts of Activision, Inc. and its subsidiaries. The information furnished is unaudited and reflects all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

Certain   amounts   in   the  condensed  consolidated   financial
  statements have been reclassified to conform with the current period's presentation. These reclassifications had no impact on previously reported working capital or results of operations.


2.Inventories

Inventories comprise (amounts in thousands):

                                          June 30,     March 31,
                                           1997          1996
                                          ----------------------
Finished goods                            $2,235         $3,358
Purchased parts and components             1,440          1,162
                                          ----------------------
                                          $3,675         $4,520
                                          ======================

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

Product Sales

  The Company recognizes revenues from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods and provides price protection on certain unsold merchandise. Revenues from product sales are reflected net of the allowance for returns and price protection.

Software Licenses

  For those license agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenues are recognized at delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned.

5.Amortization of Intangible Assets

  The Company's merger with The Disc Company, Inc. effective April 1, 1992 was accounted for by the purchase method of accounting, resulting in an intangible asset of approximately $24,417,000. This intangible asset is being amortized on a straight-line basis over a 20 year period. Amortization for each of the years ended March 31, 1997, 1996 and 1995 was approximately $1,221,000. The company adopted the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

6. Subsequent Event - Acquisition of Raven Software Corporation

  On August 5, 1997, the Company entered into an agreement to acquire Raven Software Corporation in exchange for 1,040,000 shares of the Company's common stock. The transaction is expected to close by the end of August 1997. This transaction is expected to be accounted for as a pooling of interests.

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

                            Overview

The Company is a diversified international publisher of interactive entertainment software. The Company develops and publishes entertainment software for a variety of platforms, including both personal computer CD-ROM PC systems, such as the Windows 95 and Apple Macintosh operating systems, and videogame console hardware systems, such as the Sony Playstation and Sega Saturn. The Company distributes its products worldwide through its direct sales force and, to a lesser extent, through third party distributors and licensees.

For purposes of the presentation set forth below, net revenues from and cost of goods sold related to console systems consist of sales and costs relating to all entertainment software products designed by the Company for operation on a hardware device that is connected to a television set and displayed on a television screen. The Company designs products for operation on many of these systems, and normally it is required to pay a license fee for the right to create products for a particular system. Net revenues from and cost of goods sold related to PC systems consist of sales and costs relating to all entertainment software products designed by the Company for operation through a personal computer's operating system software and that is displayed on the computer's monitor. The Company generally is not obligated to pay an operating system license fee for the right to produce PC products.


                      Results of Operations

Net Revenues

Net revenues for the quarter ended June 30, 1997 increased 14.7% from the same period last year. The increase in net revenues was primarily due to an increase in net revenues in Europe during the quarter, partially offset by a decrease in net revenues in North America. Europe net revenues increased during the quarter due to the Company's expansion in this territory along with an increase in the number of localized products for the territory over the same period in the prior year. The decrease in North America net revenues was attributable to an increase in the provision for sales returns and mark-downs related to a slow-down in retail sell-through of recently released PC and Sony Playstation titles.

Net revenues by territory were as follows (amounts in thousands):

                                      Quarter Ended June 30,
                                ----------------------------------
                                    1997              1996
                                ----------------------------------
                                        % of Net        % of Net
                                Amount  Revenues  Amount  Revenues  %Change
                                -------------------------------------------
North America                   $4,971       62%  $5,473       78%      -9%
Europe                           1,865       23%     723       10%     158%
Japan                              174        2%     284        4%     -39%
Asia/Pacific                       765        9%     470        7%      63%
Latin America                      278        4%      71        1%     292%
                                -------------------------------------------
                                $8,053      100%  $7,021      100%      15%
                                ===========================================

Net revenues by device/medium  were as follows (amounts in thousands):

                                      Quarter Ended June 30,
                                ----------------------------------
                                    1997              1996
                                ----------------------------------
                                        % of Net          % of Net
                                Amount  Revenues  Amount  Revenues  %Change
                                -------------------------------------------
Console                         $    -        0%  $   53        1%      NM%
PC                               8,053      100%   6,968       99%      16%
                                --------------------------------------------
                                $8,053      100%  $7,021      100%      15%
                                ===========================================

Net revenues by distribution channel were as follows (amounts in thousands):

                                      Quarter Ended June 30,
                                -----------------------------------
                                    1997              1996
                                -----------------------------------
                                        % of Net          % of Net
                                Amount  Revenues  Amount  Revenues%  Change
                                --------------------------------------------
Retailer/Reseller               $3,579       44%  $2,614        37%     37%
OEM                              3,771       47%   3,455        49%      9%
On-line, licensing and other       703        9%     952        14%    -26%
                                -------------------------------------------
                                $8,053      100%  $7,021       100%     15%
                                ============================================

Cost of Goods Sold; Gross Profit

Cost of goods sold related to console, PC and OEM net revenues represent the manufacturing and related costs of computer software and console games. Manufacturers of the Company's computer software are located in the United States and Europe and are readily available. Console cartridges and CDs are manufactured by the respective video game console manufacturers, Sony, Sega and Nintendo, who often require significant lead time to fulfill the Company's orders.

                               -9-
Also included in cost of goods sold is the royalty expense related to amounts due to developers, product owners or other royalty participants as a result of product sales. Various contracts are maintained with developers, product owners or other royalty participants which state a royalty rate, territory and term of agreement, among other items.

For the quarter ended June 30, 1997, gross profit as a percentage of net revenues was 46.9% compared to 78.5% for the quarter ended June 30, 1996. The decrease in gross profit as a percentage of net revenues was primarily the result of an increase in the provision for returns and an increase in the percentage of new products released by the Company that were externally developed. Future determination of gross profit as a percentage of net revenues will be driven primarily by the mix of new PC and console products released by the Company during the applicable period, as well as the mix of internal versus external product development, the latter in each case resulting in lower gross profit margins.

Operating Expenses

                                       Quarter Ended June 30,
                                 --------------------------------
                                       1997           1996
                                       % of Net          % of Net
                                  Amount Revenues Amount Revenues
                                 --------------------------------

Product development               $5,803    72.1%  $4,547   64.8%
Sales and marketing                4,619    57.4%   3,641   51.9%
General and administrative         1,403    17.4%   1,229   17.5%
Amortization of excess purchase
  price and reorganization expenses  306     3.8%     321    4.6%
                                 --------------------------------
Total operating expenses         $12,131   150.7%  $9,738  138.8%
                                 ================================

Product development expenses increased, both in amount and as a percentage of net revenues, for the quarter ended June 30, 1997 due to an overall increase in production costs associated with 3-D programming and console programming technology and artwork, generally higher average development costs for products, an increase in the number of products to be localized for foreign territories and an increase in the overall number of products in development. Sales and marketing expenses also increased both in amount and as a percentage of revenues as a result of a worldwide expansion of the professional product sales and marketing infrastructure needed to manage the Company's increased product release schedule. General and administrative expenses for the quarter remained constant as a percentage of net revenues from the same quarter in the prior year.

Other Income (Expense)

 Interest income was $162,000 and $312,000 for the quarters ended June 30, 1997 and 1996, respectively. The decrease was due to the decrease in cash and cash equivalents during the current fiscal quarter as compared to the same period in the prior year.

Income Tax Benefit

The income tax benefit of $3,103,000 and $1,283,000 for the quarters ended June 30, 1997 and June 30, 1996, respectively, reflects the Company's expected effective income tax rate for the fiscal years ended March 31, 1998 and March 31, 1997. The income tax benefit was recorded based on recent operating history as well as a current assessment that operations will generate taxable income for the fiscal year.

Net Loss

For the reasons noted above, there was an increase in the net loss recorded for the quarter ended June 30, 1997 as compared to the net loss for the quarter ended June 30, 1996. Net loss for the quarter ended June 30, 1997 was $5,088,000 compared to a net loss of $2,631,000 for the same period of the prior fiscal year.


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

Products are generally shipped as orders are received, and consequently the Company operates with little or no backlog. Net revenues in any quarter are therefore substantially dependent on orders booked and shipped in that quarter. The Company's expense levels are based in large part on the Company's product development and marketing budgets for the applicable period. The majority of product development and marketing costs are expensed as incurred, which is often before a product ever is released. As the Company increases its development and marketing activities, current expenses will increase and, if sales from recently released products are below expectations, net income is likely to be disproportionately affected. Due to all of the foregoing, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as indications of future performance.


                 Liquidity and Capital Resources

The Company's working capital decreased $5.3 million from March 31, 1997 to June 30, 1997 as a result of the funding of the Company's expanding operations and capital expenditures. At June 30, 1997, net accounts receivable and inventories were $27.9 million, a decrease of $13.0 million from $40.9 million as of March 31, 1997. The decrease is due primarily to a decrease in the Company's product sales in the first quarter of this fiscal year as compared to the quarter ended March 31, 1997.

As of June 30, 1997, total accounts payable and accrued liabilities were approximately $10.6 million versus $14.9 million at March 31, 1997. The decrease at June 30, 1997 is related to the decrease in cost of goods sold for the quarter ended June 30, 1997 as compared to the quarter ended March 31, 1997.

During the quarter ended June 30, 1997, capital expenditures totaled approximately $2.4 million, which was primarily comprised of costs related to the Company moving its Los Angeles office to a new facility in Santa Monica, California.

The Company's principal source of liquidity is $14.4 million in cash and cash equivalents. The Company uses its working capital to finance ongoing operations, including acquisitions of inventory and equipment, to fund the development, production, marketing and selling of new products, and to obtain intellectual property rights for future products from third parties. Management believes that the Company's existing capital resources are sufficient to meet its current operational requirements for the foreseeable future.

The Company's management currently believes that inflation has not had a material impact on continuing operations.

  Subsequent Event - Acquisition of Raven Software Corporation

On August 5, 1997, the Company entered into an agreement to acquire Raven Software Corporation in exchange for 1,040,000 shares of the Company's common stock. The transaction is expected to close by the end of August 1997. This transaction is expected to be accounted for as a pooling of interests.

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

The Company's expenses are based in large part on the Company's product development and marketing budgets. Product development and marketing costs are expensed as incurred, which is often long before a product ever is released. In addition, a large portion of the Company's expenses are fixed. As the Company increases its development and marketing activities, current expenses will increase and, if sales from recently released products are below expectations, net income is likely to be disproportionately affected.

Due to all of the foregoing, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to consumer buying patterns. Net revenues are typically significantly higher during the fourth calendar quarter, due primarily to the increased demand for consumer software during the year-end holiday buying season. Net revenues in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. For example, the Company's net revenues in its last five quarters were $8.1 million for the quarter ended June 30, 1997, $28.9 million for the quarter ended March 31, 1997, $31.4 million for the quarter ended December 31, 1996, $19.2 million for the quarter ended September 30, 1996 and $7.0 million for the quarter ended June 30, 1996. The Company expects its net revenues and operating results to continue to reflect significant seasonality.

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

From time to time, the Company utilizes independent contractors for certain aspects of product development and production. The Company has also increased its acquisition of products developed entirely by independent third party developers. The Company has less control over the scheduling and the quality of work by independent contractors and third party developers than that of its own employees. A delay in the work performed by independent contractors and third party developers or a lack of quality in such work may result in product delays and poor product performance. Although the Company intends to rely in significant part on internal product development, the Company's business and future operating results also will depend, to a certain extent, on the Company's continued ability to maintain relationships with skilled independent contractors and third party developers. There can be no assurance that the Company will be able to maintain such relationships.

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

The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. The Company's competitors currently include Electronic Arts, Inc., Lucas Arts Entertainment Company, Microsoft Corporation ("Microsoft"), Sega, Nintendo, Sony, CUC International, Inc., Good Times Interactive, Inc. and Spectrum Holobyte, Inc., among many others.

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

Dependence On Distributors; Risk Of Customer Business Failure; Product Returns. Certain mass market retailers have established exclusive buying relationships under which such retailers will buy consumer software only from one intermediary. In such instances, the price or other terms on which the Company sells to such retailers may be adversely affected by the terms imposed by such intermediary, or the Company may be unable to sell to such retailers on terms which the Company deems acceptable. The loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers could materially adversely affect the Company's business, operating results and financial condition. Distributors and retailers in the computer industry have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment. Although the Company has obtained insolvency risk insurance to protect against any bankruptcy filings that may be made by its customers, such insurance contains a significant deductible as well as a co-payment obligation, and the policy does not cover all instances of non-payment. In addition, the Company maintains a reserve for uncollectible receivables that it believes to be adequate, but the actual reserve that is maintained may not be sufficient in every circumstance. As a result of the foregoing, a payment default by a significant customer could have a material adverse effect on the Company's business, operating results and financial condition.

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

Risks Associated With International Operations. International net revenues accounted for 28%, 23%, 25% and 38% of the Company's total revenues in the fiscal years 1995, 1996 and 1997 and quarter ended June 30, 1997, respectively. The Company intends to continue to expand its direct and indirect sales and marketing activities worldwide. Such expansion will require significant management time and attention and financial resources in order to develop adequate international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, the costs of transferring and localizing products for foreign markets, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenues or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and licensing and thus the Company's business, operating results and financial condition.

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

Part II. - OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K
       --------------------------------
    (a)  Exhibits
         --------
         None

    (b)  Reports on Form 8-K
         -------------------
         None

                           SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1997

ACTIVISION, INC.



/s/ Robert A. Kotick   Chairman, Chief Executive     August 14, 1997
---------------------
   (Robert A. Kotick)  Officer (Principal Executive
                       Officer), and Director



/s/ Brian G. Kelly     President, Chief Operating    August 14, 1997
-------------------
   (Brian G. Kelly)    Officer and Director



/s/ Barry J. Plaga     Chief Financial Officer       August 14, 1997
-------------------
   (Barry J. Plaga)   (Principal Financial Officer)