Form 10-Q
period 1997-09-30
ACTIVISION INC /NY
filed 1997-11-14
CIK 718877

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
(Mark one)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                         O R

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________


                             Commission File Number 0-12699


                                   ACTIVISION, INC.
                (Exact name of registrant as specified in its charter)


           DELAWARE                                             94-2606438
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)


     3100 OCEAN PARK BOULEVARD, SANTA MONICA CA                    90405
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

The number of shares of the registrant's Common Stock outstanding as of November 13, 1997 was 15,613,802.

                                ACTIVISION, INC.

                                     INDEX


                                                                      PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of
               September 30, 1997  (unaudited) and March 31, 1997         3

            Condensed Consolidated Statements of Operations for
               the quarters and six months ended September 30, 1997
               and 1996 (unaudited)                                       4

            Condensed Consolidated Statements of Cash Flows for the
               six months ended September 30, 1997 and 1996 (unaudited)   5

            Notes to Condensed Consolidated Financial Statements for
               the quarter and six months ended September 30, 1997
               (unaudited)                                                6


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                  8-16


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                               17

Item 4.  Submission of Matters to a Vote of Security Holders             17

Item 6.  Exhibits and Reports on Form 8-K                                17


SIGNATURES                                                               18

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                      ACTIVISION, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE DATA)

                                                     September 30,   March 31,
                                                         1997          1997
                                                     ------------    ---------
                                                      (Unaudited)
ASSETS
   Current Assets:
      Cash and cash equivalents                       $   10,286     $  17,639
      Accounts receivable, net of allowances
          of $7,153 and $6,468 respectively               38,920        36,367
      Inventories, net                                     5,306         4,520
      Prepaid software and license royalties               8,444         6,559
      Other current assets                                 2,632         1,222
      Deferred income taxes                                4,279         1,493
                                                       ---------     ---------

         Total current assets                         $   69,867     $  67,800

      Property and equipment, net                          9,360         5,090
      Deferred income taxes                                4,665         4,212
      Other assets                                           246           255
      Excess purchase price over identifiable
      assets acquired, net                                17,934        18,313
                                                       ---------     ---------

         Total assets                                 $  102,072     $  95,670
                                                       ---------     ---------
                                                       ---------     ---------

LIABILITIES
   Current liabilities:
      Current portion of note payable to bank         $      423      $       -
      Accounts payable                                     8,719         7,054
      Accrued expenses                                    10,625         7,808
                                                       ---------     ---------

         Total current liabilities                        19,767        14,862

      Note payable to bank                                   959             -
      Other liabilities                                      189             -
                                                      ----------     ---------
        Total liabilities                                 20,915        14,862
                                                      ----------     ---------

   Commitments and contingencies

   Shareholders' equity:
      Common stock, $.000001 par value,
      50,000,000 shares
          authorized, 16,089,941 and 15,684,895
      shares issued
          and 15,589,941 and 15,184,895
      outstanding, respectively                                -             -
      Additional paid-in capital                          82,806        78,484
      Retained earnings                                    4,032         7,815
      Cumulative foreign currency translation               (403)         (213)
      Less:  Treasury stock, cost of 500,000
      shares                                              (5,278)       (5,278)
                                                      ----------     ---------
         Total shareholders' equity                       81,157        80,808
                                                      ----------     ---------
      Total liabilities and shareholders' equity      $  102,072     $  95,670
                                                      ----------     ---------
                                                      ----------     ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ACTIVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (IN THOUSANDS EXCEPT INCOME (LOSS) PER SHARE DATA)

                                 (Unaudited)


                                                                      Quarter ended              Six months ended
                                                                      September 30,                September 30,
                                                               ---------------------------    -----------------------
                                                                   1997             1996         1997          1996
                                                               ----------       ----------    ----------   ----------
 Net revenues                                                  $   31,915       $   19,175    $   39,972   $   26,196
 Cost of goods sold                                                11,218            5,712        15,493        7,221
                                                                ---------       ----------    ----------    ---------

   Gross profit                                                    20,697           13,463        24,479       18,975
                                                                ---------       ----------    ----------    ---------
 Operating expenses:
   Product development                                              7,550            4,607        13,918        9,154
   Sales and marketing                                              7,781            5,406        12,400        9,047
   General and administrative                                       1,746            1,360         3,141        2,589
   Amortization of intangible assets                                  305              321           611          642
                                                                ---------       ----------    ----------    ---------
      Total operating expenses                                     17,382           11,694        30,070       21,432
                                                                ---------       ----------    ----------    ---------
 Operating income (loss)                                            3,315            1,769        (5,591)      (2,457)

 Other income:
   Interest, net                                                       81              244           229          556
                                                                ---------       ----------    ----------    ---------
 Income (loss) before income tax provision (benefit)                3,396            2,013        (5,362)      (1,901)

 Income tax provision (benefit)                                     1,290              677        (2,005)        (606)
                                                                ---------       ----------    ----------    ---------
 Net income (loss)                                              $   2,106       $    1,336    $   (3,357)   $  (1,295)
                                                                ---------       ----------    ----------    ---------
                                                                ---------       ----------    ----------    ---------
 Net income (loss) per share                                    $    0.13       $     0.09    $    (0.22)   $   (0.09)
                                                                ---------       ----------    ----------    ---------
                                                                ---------       ----------    ----------    ---------
 Number of shares used in computing
    net income (loss) per share                                    16,117           15,591        15,372       14,884
                                                                ---------       ----------    ----------    ---------
                                                                ---------       ----------    ----------    ---------


The accompanying notes are an integral part of these consolidated financial statements.

                      ACTIVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER  30,

                               (IN THOUSANDS)

                         INCREASE (DECREASE) IN CASH

                                 (UNAUDITED)

                                                                       1997        1996
                                                                       ----        ----
 Cash flows from operating activities:
   Net loss                                                          $(3,357)     $(1,295)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Deferred income taxes                                           (2,718)        (582)
      Depreciation and amortization                                    1,800        1,587
   Change in assets and liabilities:
      Accounts receivable                                             (2,553)      (3,761)
      Inventories                                                       (786)        (616)
      Prepaid software and license royalties                          (1,454)      (2,767)
      Prepaid expenses and other current assets                       (1,401)        (300)
      Other assets                                                        --            3
      Accounts payable                                                 1,665        1,409
      Accrued liabilities                                              2,817         (543)
      Other liabilities                                                  189          (10)
                                                                     -------      -------
        Net cash used in operating activities                         (5,798)      (6,875)
                                                                     -------      -------

 Cash flows from investing activities:
   Capital expenditures                                               (5,309)      (1,802)
   Purchase of Take Us! Marketing & Consulting GmbH                     (246)          --
   Adjustment for effect of pooling on prior periods                    (143)          --
                                                                     -------      -------
        Net cash used in investing activities                         (5,698)      (1,802)
                                                                     -------      -------

 Cash flows from financing activities:
   Proceeds from issuance and exercise of common
      stock options and warrants                                       2,721          707
   Proceeds from employee stock purchase plan                            230           --
   Proceeds from note payable to bank                                  1,382           --
                                                                     -------      -------
        Net cash provided by financing activities                      4,333          707
                                                                     -------      -------
 Effect of exchange rate changes on cash                                (190)          30
                                                                     -------      -------
 Net decrease in cash and cash equivalents                            (7,353)      (7,940)
                                                                     -------      -------
 Cash and cash equivalents at beginning of period                     17,639       25,288
                                                                     -------      -------
 Cash and cash equivalents at end of period                          $10,286      $17,348
                                                                     -------      -------
                                                                     -------      -------

 Non-cash investing activities:
   Stock issued in exchange for licensing rights                     $   431      $   822
   Tax benefit derived from stock option exercises                       521           --
   Stock issued in purchase of Take Us! Marketing &
      Consulting GmbH                                                    136           --

 Supplemental cash flow information:
   Cash paid for income taxes                                        $   250      $    --


            The accompanying notes are an integral part of these
                   consolidated financial statements.

                              ACTIVISION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1997

                                (UNAUDITED)


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

2. INVENTORIES

   Inventories, net comprise (amounts in thousands):

                                         SEPTEMBER 30,   MARCH 31,
                                              1997          1997
                                            --------     --------
       Finished goods                       $  3,397     $  3,358
       Purchased parts and components          1,909        1,162
                                            --------     --------
                                            $  5,306     $  4,520
                                            --------     --------
                                            --------     --------

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

5.  AMORTIZATION OF INTANGIBLE ASSETS

    Effective April 1, 1992, the Disc Company, Inc. ("TDC"), a Delaware corporation and a wholly-owned subsidiary of International Consumer Technologies Corporation, was merged with and into the Company, with the Company as the surviving corporation. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as an intangible asset in the amount of $24,417,000. This intangible asset is being amortized on a straight-line basis over a 20 year period. Amortization was approximately $305,000 for each of the quarters ended September 30, 1997 and 1996 and $611,000 for each of the six month periods ended September 30, 1997 and 1996. The Company systematically evaluates current and expected cash flow from operations on a non-discounted basis for the purpose of assessing the recoverability of recorded intangible assets. Some of the factors considered in this evaluation include operating results, business plans, budgets and economic projections. Should such factors indicate that recoverability might be impaired, the Company would appropriately adjust the recorded amount of the intangible asset and/or the period over which the recorded intangible asset is amortized.

                              ACTIVISION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1997

                                (UNAUDITED)

6.  ACQUISITION OF RAVEN SOFTWARE CORPORATION

  On August 26, 1997 the Company acquired Raven Software Corporation ("Raven") in exchange for 1,040,000 shares of its common stock. The acquisition has been accounted for as a pooling of interests. Raven was accounted for as an immaterial pooling, and the Company's operating results were not restated for periods prior to April 1, 1997 for this transaction. However, the shares issued in the transaction were significant and weighted average shares outstanding and net income (loss) per share data were retroactively restated for the effect of the Raven acquisition. Net revenues and net loss for Raven for the period April 1, 1997 to August 26, 1997 were $7,000 and $823,000, respectively.

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

                                   OVERVIEW

   The Company is a diversified international publisher and developer of interactive entertainment software. The Company currently focuses its publishing and development efforts on PC-CD products and products designed for the Sony PlayStation console system. In selecting titles for acquisition or development, the Company pursues a balance between internally and externally developed titles, products based on proven technology and those based on newer technology, and PC-CD and console products. Activision distributes its products worldwide through its direct sales force and through third party distributors and licensees.

   The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods and provides price protection on certain unsold merchandise. Revenue from product sales is reflected after deducting the allowance for returns and price protection. With respect to license agreements which provide customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned.

   Cost of goods sold related to console, PC and OEM net revenues represents the manufacturing and related costs of computer software and console games. Manufacturers of the Company's computer software are located worldwide and are readily available. Console CDs and cartridges are manufactured by the respective video game console manufacturers, Sony, Sega and Nintendo, who often require significant lead time to fulfill the Company's orders. Also included in cost of goods sold is the royalty expense related to amounts due developers, product owners and other royalty participants as a result of product sales. Various contracts are maintained with developers, product owners or other royalty participants which state a royalty rate, territory and term of agreement, among other items. Royalties and license fees prepaid in advance of a product's release are capitalized. Upon a product's release, prepaid royalties and license fees are charged to cost of goods sold based on the contractual royalty rate. Management evaluates the future realization of prepaid royalties quarterly and charges to cost of goods sold any amounts that management deems unlikely to be amortized at the contract royalty rate through product sales.

   Product development costs are accounted for in accordance with accounting standards which provide for the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected revenues, whichever is greater. The software development costs that have been capitalized to date have been immaterial.

   The following tables set forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, platform and channel:

                                                 Quarter Ended September 30,               Six Months Ended September 30,
                                           --------------------------------------   ------------------------------------------
                                                  1997                1996                 1997                   1996
                                           -------------------  -----------------   --------------------  --------------------
                                                      % of Net            % of Net              % of Net              % of Net
                                             Amount   Revenues   Amount   Revenues    Amount    Revenues    Amount    Revenues
                                          ---------   -------   --------   ------  ---------    -------   --------    -------
STATEMENTS OF OPERATIONS DATA:
  Net revenues                              $31,915    100.0%    $19,175   100.0%    $39,972     100.0%    $26,196     100.0%
  Cost of goods sold                         11,218     35.1%      5,712    29.8%     15,493      38.8%      7,221      27.6%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------
      Gross profit                           20,697     64.9%     13,463    70.2%     24,479      61.2%     18,975      72.4%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------

  Operating expenses:
      Product development                   $ 7,550     23.7%    $ 4,607    24.0%    $13,918      34.8%    $ 9,154      34.9%
      Sales and marketing                     7,781     24.4%      5,406    28.2%     12,400      31.0%      9,047      34.5%
      General and administrative              1,746      5.4%      1,360     7.1%      3,141       7.9%      2,589       9.9%
      Amortization of intangible assets         305      1.0%        321     1.7%        611       1.5%        642       2.5%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------
          Total operating expenses           17,382     54.5%     11,694    61.0%     30,070      75.2%     21,432      81.8%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------

      Operating income (loss)                 3,315     10.4%      1,769     9.2%     (5,591)    -14.0%     (2,457)     -9.4%
  Other income                                   81      0.2%        244     1.3%        229       0.6%        556       2.1%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------

  Income before income tax provision
      (benefit)                               3,396     10.6%      2,013    10.5%     (5,362)    -13.4%     (1,901)     -7.3%
  Income tax provision (benefit)              1,290      4.0%        677     3.4%     (2,005)     -5.0%       (606)     -2.3%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------
      Net income (loss)                     $ 2,106      6.6%    $ 1,336     7.1%    $(3,357)     -8.4%    $(1,295)     -5.0%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------
                                          ---------   -------   --------   ------  ---------    -------   --------    -------

NET REVENUES BY TERRITORY:
      North America                        $ 20,164     63.2%    $14,688    76.6%    $25,139      62.9%    $20,161      77.0%
      Europe                                  7,815     24.4%      2,016    10.5%      9,680      24.2%      2,739      10.5%
      Japan                                     421      1.3%        967     5.1%        595       1.5%      1,251       4.7%
      Australia and Pacific Rim               2,634      8.3%      1,267     6.6%      3,399       8.5%      1,737       6.6%
      Latin America                             881      2.8%        237     1.2%      1,159       2.9%        308       1.2%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------
                                           $ 31,915    100.0%   $ 19,175   100.0%    $39,972     100.0%    $26,196     100.0%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------
                                          ---------   -------   --------   ------  ---------    -------   --------    -------

NET REVENUES BY PLATFORM:
      Console                              $  3,797     11.9%   $  2,270    11.8%    $ 3,797       9.5%   $  2,323       8.9%
      PC                                     28.118     88.1%     16,905    88.2%     36,175      90.5%     23,873      91.1%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------
                                           $ 31,915    100.0%   $ 19,175   100.0%    $39,972     100.0%    $26,196     100.0%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------
                                          ---------   -------   --------   ------  ---------    -------   --------    -------

NET REVENUES BY CHANNEL:
      Retailer/Reseller                    $ 25,721     80.6%    $15,847    82.6%    $29,304      73.3%    $18,461      70.5%
      OEM                                     3,579     11.2%      2,799    14.6%      7,350      18.4%      6,292      24.0%
      Licensiing, on-line and other           2,615      8.2%        529     2.8%      3,318       8.3%      1,443       5.5%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------
                                           $ 31,915    100.0%   $ 19,175   100.0%    $39,972     100.0%    $26,196     100.0%
                                          ---------   -------   --------   ------  ---------    -------   --------    -------
                                          ---------   -------   --------   ------  ---------    -------   --------    -------

                            RESULTS OF OPERATIONS

NET REVENUES

   Net revenues for the quarter ended September 30, 1997 increased 66.4% from the same period last year, from $19.2 million to $31.9 million. This increase was attributable to a 37.3% increase in net revenues in North America from $14.7 million to $20.2 million, a 287.6% increase in net revenues in Europe from $2.0 million to $7.8 million, and a 107.9% increase in net revenues in the Australian and Pacific Rim territories from $1.3 million to $2.6 million.

   Net revenues for the six months ended September 30, 1997 increased 52.6% from the same period last year, from $26.2 million to $40.0 million. This increase was attributable to a 24.7% increase in net revenues in North America from $20.1 million to $25.1 million, a 253.4% increase in net revenues in Europe from $2.7 million to $9.7 million and a 95.7% increase in net revenues in the Australian and Pacific Rim territories from $1.7 million to $3.4 million.

   The overall increase in net revenues and the increases in net revenues in the specific territories for the quarter and six month periods were due to the initial release of HEXEN II (Windows 95), DARK REIGN: THE FUTURE OF WAR (Windows 95), CAR & DRIVER'S GRAND TOUR RACING 1998 (Playstation) and TWINSEN'S ODYSSEY (Windows 95). The overall increase in net revenues was partially offset by an increase in the provision for sales returns and mark-downs for the North American territory during the quarter ended June 30, 1997, which was required as a result of a slow down in retail sell-through of then recently released PC and Playstation titles. The Company expects revenues in each of the above-referenced territories to continue to increase in fiscal 1998 over fiscal 1997 levels.

OPERATING EXPENSES

   Product development expenses for the quarter ended September 30, 1997 increased 63.9% from the same period last year, from $4.6 million to $7.6 million. As a percentage of net revenues, product development expenses for the quarter decreased from 24.0% to 23.7%. Product development expenses for the six months ended September 30, 1997 increased 52.0% from the same period last year, from $9.2 million to $13.9 million. As a percentage of net revenues, product development expense for the six month period decreased slightly from 34.9% to 34.8%. The increases for the quarter and six month periods in actual product development expenses was due to an increase in the number of products in development, the acquisition of Raven Software Corp., and the increase in costs associated with enhanced content and new
technologies incorporated into the Company's recent products.   In addition,
the increase was partly attributable to an increase in the number of products being localized for foreign territories; in September 1997, the product DARK
REIGN: THE FUTURE OF WAR was simultaneously released in four localized versions including English, French, German and Spanish.

   Sales and marketing expenses for the quarter ended September 30, 1997 increased 43.9% from the same period last year, from $5.4 million to $7.8 million. As a percentage of net revenues, sales and marketing expenses for the quarter decreased from 28.2% to 24.4%. Sales and marketing expenses for the six months ended September 30, 1997 increased 37.1% from the same period last year, from $9.0 million to $12.4 million. As a percentage of net revenues, sales and marketing expenses for the six month period decreased from 34.5% to 31.0%. The increases for the quarter and six month periods in actual sales and marketing expenses was due to the increase in net revenues along with an increase in the number of products to be released during the current fiscal year. The decrease for the quarter and six month periods in sales and marketing expenses as a percentage of net revenues, however, is due to the operating expense leverage gained as a result of an increased revenue base.

   General and administrative expenses for the quarter ended September 30, 1997 increased 28.4% from the same period last year, from $1.4 million to $1.7 million, but decreased as a percentage of net revenues from 7.1% to 5.4%. General and administrative expenses for the six months ended September 30, 1997 increased 21.3% from the same period last year, from $2.6 million to $3.1 million, but decreased slightly as a percentage of net revenues from 9.9% to 7.9%. The period over period increase in actual general and administrative expenses for both the quarter and six month periods was due to an increase in head count related expenses, the expansion of facilities both in North America and internationally, and the implementation of new management information systems.

OTHER INCOME (EXPENSE)

   Interest income was approximately $81,000 and $229,000 for the quarter and six months ended September 30, 1997, respectively, compared to approximately $244,000 and $556,000 for the quarter and six months ended September 30, 1996, respectively. The decreases were due to a decrease in cash and cash equivalents during the current fiscal quarter and six month period as compared to the same periods in the prior fiscal year.

INCOME TAX PROVISION (BENEFIT)

    The income tax provision (benefit) of approximately $1,290,000 and ($2,005,000) for the quarter and six months ended September 30, 1997, respectively, reflects the Company's expected effective income tax rate for the fiscal year ending March 31, 1998. The income tax benefit was recorded based on recent operating history as well as a current assessment that operations will generate taxable income for the fiscal year.

NET INCOME (LOSS)

   For the reasons noted above, net income increased to $2,106,000 for the quarter ended September 30, 1997, from a net income of $1,336,000 for the same period in the prior fiscal year. For the six months ended September 30, 1997, net loss increased to $3,357,000, from a net loss of $1,295,000 for the same period in the prior fiscal year.

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

                         LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash and cash equivalents decreased $7.3 million, from $17.6 million at March 31, 1997 to $10.3 million at September 30, 1997.
Approximately $5.8 million in cash and cash equivalents were used in operating activities during the six month period from March 31, 1997 to September 30, 1997. Such operating uses of cash were primarily the result of increases in accounts receivable and inventories.

   In addition, approximately $5.7 million in cash and cash equivalents were used in investing activities. Capital expenditures totaled approximately $5.3 million, which primarily were comprised of costs related to the Company moving its Los Angeles office to a new facility in Santa Monica, California.

   Sources of cash from financing activities totaled $4.3 million for the six months ended September 30, 1997, which included $2.7 million in proceeds from exercise of employee stock options and $1.4 million in proceeds from bank borrowings.

   In October 1997, the Company increased its revolving credit and letter of credit facility (the "Facility") with its bank (the "Bank") from $5.0 million to $12.5 million. The Facility provides the Company with the ability to borrow funds and issue letters of credit against eligible domestic accounts receivable up to $12.5 million. The Facility expires in September 1998. In addition, in September 1997, the Company entered into a $2.0 million line of credit agreement (the "Asset Line") with the Bank which is secured by various fixed assets of the Company; drawings under the Asset Line are structured with 36 month repayment terms and the Asset Line expires in September 1998. Borrowings under the Asset Line totaled $1.4 million as of September 30, 1997, with an effective lease borrowing rate of 8.3%.

   The Company's current principal source of liquidity is $10.3 million in cash and cash equivalents. The Company uses its working capital to finance ongoing operations, including acquisitions of inventory and equipment, to fund the development, production, marketing and selling of new products, and to obtain intellectual property rights for future products from third parties. Management believes that the Company's existing cash, together with the proceeds available from the Facility and Asset Line, will be sufficient to meet the Company's operational requirements for at least the next twelve months.

   The Company's management currently believes that inflation has not had a material impact on continuing operations.

   Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company will adopt SFAS No. 128 for the financial statements for the year ended March 31, 1998.

    SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is evaluating the Statement's provisions to conclude how it will present comprehensive income it its financial statements, and has not yet determined the amounts to be disclosed. The Company will adopt SFAS No. 130 effective April 1, 1998.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company is evaluating the new Statement's provisions to determine the additional disclosures required in its financial statements, if any. The Company will adopt SFAS No. 131 effective April 1, 1998.

    The AICPA recently issued statement of Position 97-2, "Software Revenue Recognition," effective for transactions entered into in fiscal years beginning after December 15, 1997. While the Company is still evaluating the impact of this statement, it believes that it is in substantial compliance with the provisions thereof.

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

    FLUCTUATIONS IN QUARTERLY RESULTS; FUTURE OPERATING RESULTS UNCERTAIN; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, several of which are not under the Company's control. Such factors include, but are not limited to, demand for the Company's products and those of its competitors, the size and rate of growth of the interactive entertainment software market, development and promotional expenses relating to the introduction of new products, changes in computing platforms, product returns, the timing of orders from major customers, delays in shipment, the level of price competition, the timing of product introduction by the Company and its competitors, product life cycles, software defects and other product quality problems, the level of the Company's international revenues, and personnel changes. Products are generally shipped as orders are received, and consequently, the Company operates with little or no backlog. Net revenues in any quarter are, therefore, substantially dependent on orders booked and shipped in that quarter.

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

   The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to consumer buying patterns. Net revenues and net income typically are significantly higher during the fourth calendar quarter, due primarily to the increased demand for consumer software during the year-end holiday buying season. Net revenues and net income in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. For example, the Company's net revenues in its last six quarters were $31.9 million for the quarter ended September 30, 1997, $8.1 million for the quarter ended June 30, 1997, $28.9 million for the quarter ended March 31, 1997, $31.4 million for the quarter ended December 31, 1996, $19.2 million for the quarter ended September 30, 1996 and $7.0 million for the quarter ended June 30, 1996. The Company's net income (loss) for the last six quarters were $2.1 million for the quarter ended September 30, 1997, $(5.5 million) for the quarter ended June 30, 1997, $4.3 million for the quarter ended March 31, 1997, $4.1 million for the quarter ended December 31, 1996, $1.3 million for the quarter ended September 30, 1996, and $(2.6 million) for the quarter ended June 30, 1996. The Company expects its net revenue and operating results to continue to reflect significant seasonality.

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

   RELIANCE ON THIRD PARTY DEVELOPERS AND INDEPENDENT CONTRACTORS. The percentage of products published by the Company that are developed by independent third party developers has increased over the last several fiscal years. From time to time, the Company also utilizes independent contractors for certain aspects of internal product development and production. The Company has less control over the scheduling and the quality of work by third party developers and independent contractors than that of its own employees. A delay in the work performed by third party developers and independent contractors or poor quality of such work may result in product delays. Although the Company intends to continue to rely in part on products that are developed primarily by its own employees, the Company's ability to grow its business and its future operating results will depend, in significant part, on the Company's continued ability to maintain relationships with skilled third party developers and independent contractors. There can be no assurance that the Company will be able to maintain such relationships.

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

   PRODUCT CONCENTRATION; DEPENDENCE ON HIT PRODUCTS. A key aspect of the Company's strategy is to focus its development and acquisition efforts on selected, high quality entertainment software products. The Company derives a significant portion of its revenues from a relatively small number of high quality entertainment software products released each year, and many of these products have substantial production or acquisition costs and marketing budgets. During fiscal 1996 and 1997, one title accounted for approximately 49% and 23%, respectively, of the Company's consolidated net revenues. In addition, during fiscal 1997, one other title accounted for approximately 16% of the Company's consolidated net revenues. The Company anticipates that a limited number of products will continue to produce a disproportionate amount of revenues. Due to this dependence on a limited number of products, the failure of one or more of the Company's principal new releases to achieve anticipated results may have a material adverse effect on the Company's business, operating results and financial condition.

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

   The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. The Company's competitors currently include Electronic Arts, Lucas Arts, Microsoft, Sega, Nintendo, Sony, CUC, GT Interactive, Broderbund, Midway, Interplay, Virgin and Eidos, among many others.

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

   Distributors and retailers in the computer industry have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment.
Although the Company has obtained insolvency risk insurance to protect against any bankruptcy, insolvency or liquidation that occur to its customers, such insurance contains a significant deductible as well as a co-payment obligation, and the policy does not cover all instances of non-payment. In addition, the Company maintains a reserve for uncollectible receivables that it believes to be adequate, but the actual reserve that is maintained may not be sufficient in every circumstance. As a result of the foregoing, a payment default by a significant customer could have a material adverse effect on the Company's business, operating results and financial condition.

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

   RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.   International sales and
licensing accounted for 28%, 23% and 26% of the Company's total revenues in the fiscal years 1995, 1996 and 1997, respectively. The Company intends to continue to expand its direct and indirect sales, marketing and localization activities worldwide. Such expansion will require significant management time and attention and financial resources in order to develop adequate international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, the costs of transferring and localizing products for foreign markets, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenues or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and licensing and thus the Company's business, operating results and financial condition.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1997 Annual Meeting of Stockholders on September 24, 1997 in Los Angeles, California. Two items were submitted to a vote of the stockholders:

                   1. The election of six directors to hold office for one year terms and until their respective successors are elected and have qualified. All six nominees were recommended by the Board of Directors and all were elected. Set forth below are the results of the voting for each director.

                                                 FOR           WITHHELD
                                              ----------       --------
               Harold A. Brown                12,530,932        242,789
               Barbara S. Isgur               12,531,347        242,374
               Brian G. Kelly                 12,530,481        243,240
               Robert A. Kotick               12,528,886        244,835
               Steven T. Mayer                12,531,411        242,309
               Robert J. Morgado              12,530,811        242,910


                   2. The adoption of an amendment to the Company's 1991 Stock Option and Stock Award Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 6,066,667 to 7,566,667 shares. This proposal was adopted by a vote of 9,122,227 in favor, 1,399,856 against, and 15,335 abstentions.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

                None

          (b)   REPORTS ON FORM 8-K

                The Company filed a Form 8-K with the Securities and Exchange Commission on September 5, 1997 reporting the acquisition of Raven Software Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13,  1997

ACTIVISION, INC.


/s/  ROBERT A. KOTICK         Chairman, Chief Executive        November 13, 1997
------------------------      Officer (Principal Executive
    (Robert A. Kotick)        Officer), and Director



/s/  BRIAN G. KELLY           President, Chief Operating       November 13, 1997
------------------------      Officer and Director
   (Brian G. Kelly)



/s/  BARRY J. PLAGA           Chief Financial Officer          November 13, 1997
------------------------      (Principal Financial Officer)
   (Barry J. Plaga)