Form 10-Q
period 1997-12-31
ACTIVISION INC /NY
filed 1998-02-17
CIK 718877

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ X ] No [ ]

The number of shares of the registrant's Common Stock outstanding as of February 12, 1998 was 18,894,489.

                                 ACTIVISION, INC.
                           1997 QUARTERLY REPORT ON 10Q

                                TABLE OF CONTENTS

                                                                              PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of
              December 31, 1997  (unaudited) and March 31, 1997                   3

           Condensed Consolidated Statements of Operations for the quarters
              and nine months ended December 31, 1997 and 1996 (unaudited)        4

           Condensed Consolidated Statements of Cash Flows for the
              nine months ended December 31, 1997 and 1996 (unaudited)            5

           Notes to Condensed Consolidated Financial Statements for the
              quarter and nine months ended December 31, 1997 (unaudited)       6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        9-20



PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                       21

Item 5.  Other Information                                                       21

Item 6.  Exhibits and Reports on Form 8-K                                        22


SIGNATURES                                                                       23

                        ACTIVISION, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      (in thousands except per share data)

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                                                         December 31,              March 31,
                                                                             1997                    1997
                                                                       ----------------        ---------------
                                                                          (Unaudited)
ASSETS
     Current Assets:
         Cash and cash equivalents                                       $       91,617            $    21,358
         Accounts receivable, net of allowances of $13,911
             and $7,674 respectively                                             99,431                 46,633
         Inventories, net                                                        17,588                  8,283
         Prepaid software and license royalties                                   8,281                  6,559
         Other current assets                                                     2,440                  1,222
         Deferred income taxes                                                    1,151                  1,493
                                                                       ----------------        ---------------
              Total current assets                                              220,508                 85,548
         Property and equipment, net                                             10,916                  5,990
         Deferred income taxes                                                    4,665                  4,212
         Other assets                                                             2,426                    255
         Excess purchase price over identifiable assets
             acquired, net                                                       23,838                 23,749
                                                                       ----------------        ---------------
              Total assets                                                 $    262,353             $  119,754
                                                                       ----------------        ---------------
                                                                       ----------------        ---------------

LIABILITIES
     Current liabilities:
         Notes payable to bank                                            $      1,812              $    1,600
         Current portion of subordinated loan stock debentures                       -                     683
         Accounts payable                                                       76,583                  19,291
         Accrued expenses                                                       25,278                  12,136
                                                                       ----------------        ---------------
              Total current liabilities                                        103,673                  33,710

     Note payable to bank                                                        1,157                      -
     Convertible subordinated notes                                             60,000                      -
     Subordinated loan stock debentures                                              -                  2,533
     Other liabilities                                                             135                     31
                                                                       ----------------        ---------------
              Total liabilities                                                164,965                 36,274
                                                                       ----------------        ---------------
     Commitments and contingencies

     Redeemable preferred stock                                                      -                  1,286
     Convertible preferred stock                                                     -                    214
     Shareholders' equity:
         Common stock, $.000001 par value, 50,000,000 shares
             authorized, 19,322,443 and 17,113,007 shares issued
             and 18,822,443 and 16,613,077 outstanding, respectively                 -                      -
         Additional paid-in capital                                             89,143                 78,752
         Retained earnings                                                      13,544                  8,664
         Cumulative foreign currency translation                                   (21)                  (158)
         Less:  Treasury stock, cost of 500,000 shares                          (5,278)                (5,278)
                                                                       ----------------        ---------------
              Total shareholders' equity                                        97,388                 81,980
                                                                       ----------------        ---------------
         Total liabilities and shareholders' equity                       $    262,353              $ 119,754
                                                                       ----------------        ---------------
                                                                       ----------------        ---------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                   (in thousands except income per share data)

                                                     Quarter ended             Nine months ended
                                                      December 31,                December 31,
                                                ------------------------     ----------------------
                                                   1997        1996             1997        1996
                                                ----------  -----------      ----------  ----------
Net revenues                                    $  122,141   $   60,480       $ 201,670  $   97,058
Cost of goods sold                                  77,078       36,185         127,089      51,562
                                                ----------  -----------      ----------  ----------
     Gross profit                                   45,063       24,295          74,581      45,496
                                                ----------  -----------      ----------  ----------

Operating expenses:
     Product development                             8,045        4,707          21,963      13,861
     Sales and marketing                            16,400        8,344          31,960      18,276
     General and administrative                      3,586        2,563           8,416       6,056
     Amortization of intangible assets                 404          393           1,159       1,104
     Merger expenses                                 1,474            -           1,474           -
                                                ----------  -----------      ----------  ----------

         Total operating expenses                   29,909       16,007          64,972      39,297
                                                ----------  -----------      ----------  ----------

Operating income                                    15,154        8,288           9,609       6,199

Other income (expense):
     Interest, net                                   (232)         (31)           (377)         284
                                                ----------  -----------      ----------  ----------

Income before income tax provision                  14,922        8,257           9,232       6,483

Income tax provision                                 5,644        2,937           3,531       2,373
                                                ----------  -----------      ----------  ----------

Net income                                      $    9,278  $     5,320      $    5,701   $   4,110
                                                ----------  -----------      ----------  ----------
                                                ----------  -----------      ----------  ----------

Basic net income per share                      $    0.50   $     0.30       $     0.31   $    0.24
                                                ----------  -----------      ----------  ----------
                                                ----------  -----------      ----------  ----------

Diluted net income per share                    $    0.47   $     0.29      $      0.30   $    0.23
                                                ----------  -----------      ----------  ----------
                                                ----------  -----------      ----------  ----------

Number of shares used in computing
   basic net income per share                       18,581       17,781          18,296      16,908
                                                ----------  -----------      ----------  ----------
                                                ----------  -----------      ----------  ----------

Numbers of shares used in computing
   diluted net income per share                     20,027       18,484          19,264      17,596
                                                ----------  -----------      ----------  ----------
                                                ----------  -----------      ----------  ----------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                  For the Nine Months Ended
                                                                           December 31,
                                                                      1997             1996
                                                                  -----------      ----------
                                                                         (in thousands)
Cash flows from operating activities:
     Net income                                                   $     5,701      $    4,110

     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
         Deferred income taxes                                            410             995
         Depreciation and amortization                                  3,871           2,746
     Change in assets and liabilities:
         Accounts receivable                                          (52,934)        (15,377)
         Inventories                                                   (9,367)         (4,359)
         Prepaid software and license royalties                        (1,291)         (2,314)
         Other assets                                                  (3,389)           (377)
         Accounts payable                                              57,482          14,989
         Accrued liabilities                                           14,416          (1,605)
         Other liabilities                                                 (5)            (46)
                                                                  -----------      ----------
Net cash provided by (used in) operating activities                    14,894          (1,238)
                                                                  -----------      ----------

Cash flows from investing activities:
         Cash paid by Combined Distribution (Holdings)
          Limited to acquire CentreSoft Limited (net of
          cash acquired)                                               (1,043)         (3,878)
         Capital expenditures                                          (6,197)         (2,393)
         Cash used in purchase acquisition                               (246)              -
         Adjustment for effect of poolings on prior periods            (1,641)              -
         Other                                                              -            (250)
                                                                  -----------      ----------

Net cash used in investing activities                                  (9,127)         (6,521)
                                                                  -----------      ----------

Cash flows from financing activities:
         Proceeds from issuance of common stock                             -           5,037
         Issuance of common stock pursuant to employee stock
           option plan                                                  3,961           1,067
         Issuance of common stock pursuant to employee stock
           purchase plan                                                  230               -
         Dividends paid                                                (1,258)            (66)
         Proceeds from note payable to bank (net of payments)           1,371             (58)
         Proceeds from borrowings on line-of-credit                     8,800               -
         Payments on line-of-credit                                    (8,800)              -
         Proceeds from issuance of subordinated convertible
          notes                                                        60,000               -
         Other                                                             51             (30)
                                                                  -----------      ----------

Net cash provided by financing activities                              64,355           5,950
                                                                  -----------      ----------

Effect of exchange rate changes on cash                                   137             457
                                                                  -----------      ----------

Net increase (decrease) in cash and cash equivalents                   70,259          (1,352)
                                                                  -----------      ----------

Cash and cash equivalents at beginning of period                       21,358          25,288
                                                                  -----------      ----------

Cash and cash equivalents at end of period                        $    91,617     $    23,936
                                                                  -----------      ----------
                                                                  -----------      ----------
Non Cash Investing Activities:
         Stock issued in exchange for licensing rights            $       431     $       822
         Tax benefit derived from stock option exercises                  521               -
         Stock issued in purchase acquisition                             136               -
         Preferred stock converted to common stock in pooling
           transaction                                                  1,286               -
         Redeemable preferred stock converted to common
           stock in pooling transaction                                   214               -
         Conversion of subordinated loan stock debentures to
           common stock in pooling transaction                          3,216               -

Supplemental flow information:
         Cash paid for income taxes                                $    2,607    $       831
         Cash paid for interest                                           696            203

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries ("Company"). The information furnished is unaudited and reflects all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in the CompanyOs Annual Report on Form 10-K for the year ended March 31, 1997, and the Company's restated supplemental consolidated financial statements for the year ended March 31, 1997 and for the quarter and six months ended September 30, 1997 filed in the Company's Current Report on Form 8-K. These supplemental consolidated financial statements reflect the pooling of interests of the Company with Combined Distribution (Holdings) Limited ("CentreSoft") (see note 6 "Acquisitions"). Such supplemental consolidated financial statements did not, however, extend through the date of consummation of the CentreSoft acquisition or the pooling of interests of the Company with NBG Handels und Verlags GmbH ("NBG"), both of which occurred in November 1997. These supplemental statements have become the historical consolidated financial statements of the Company as financial statements covering the date of consummation of the business combination are being issued herein.

     Certain amounts in the condensed consolidated financial statements have been reclassified to conform with the current period's presentation. These reclassifications had no impact on previously reported working capital or results of operations.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

2.   INVENTORIES

     Inventories, net (amounts in thousands):

                                                    December 31,        March 31,
                                                       1997                1997
                                                    -----------         ---------
              Finished goods                        $   15,067          $   7,121
              Purchased parts and components             2,521              1,162
                                                    -----------         ---------
                                                    $   17,588          $   8,283
                                                    -----------         ---------
                                                    -----------         ---------

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

                        ACTIVISION, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

5.   COMPUTATION OF NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   (in thousands)

                                                                       Quarter ended                Nine months ended
                                                                        December 31,                   December 31,
                                                                  ------------------------     -------------------------
                                                                     1997        1996              1997         1996
                                                                 -----------  -----------      ------------  -----------
     NUMERATOR:
       Net income                                                 $    9,278   $    5,320        $    5,701   $    4,110
                                                                 -----------  -----------      ------------  -----------

         Numerator for basic earnings per share-income
           available to common stockholders                            9,278        5,320             5,701        4,110

         Effect of dilutive securities
         Interest add-back on convertible debt                            70            -                70            -
                                                                 -----------  -----------      ------------  -----------

         Numerator for diluted earnings per share-income
         available to common stockholders after assumed
         conversions                                              $    9,348    $   5,320         $   5,771    $   4,110
                                                                 -----------  -----------      ------------  -----------
                                                                 -----------  -----------      ------------  -----------

     DENOMINATOR:
         Denominator for basic earnings per share-weighted
         average shares                                               18,581       17,781            18,296       16,908

         Effect of dilutive securities:
         Employee stock options                                        1,100          703               852          688
         Convertible debentures                                          346            -               116            -
                                                                 -----------  -----------      ------------  -----------

         Dilutive potential common shares                              1,446          703               968          688
                                                                 -----------  -----------      ------------  -----------

         Denominator for diluted earnings per share-adjusted
         weighted average shares and assumed conversions              20,027       18,484            19,264       17,596
                                                                 -----------  -----------      ------------  -----------
                                                                 -----------  -----------      ------------  -----------

         Basic earnings per share                                 $     0.50    $    0.30       $      0.31   $     0.24
                                                                 -----------  -----------      ------------  -----------
                                                                 -----------  -----------      ------------  -----------

         Diluted earnings per share                               $     0.47    $   0.29        $      0.30   $      .23
                                                                 -----------  -----------      ------------  -----------
                                                                 -----------  -----------      ------------  -----------

                        ACTIVISION, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     For the quarter and nine months ended December 31, 1997, options to purchase 793,000 and 1,397,000, respectively, shares of the Company's common stock were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

     For the quarter and nine months ended December 31, 1996, options to purchase 2,260,000 and 2,377,000 shares of the Company's common stock were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

6.   ACQUISITIONS

     On November 26, 1997, the Company completed its acquisition of CentreSoft by the issuance of 2,787,043 shares of the Company's common stock in exchange for all the outstanding Ordinary Shares, "A" Ordinary Shares, "B" Ordinary Shares, redeemable preferred stock, convertible preferred stock and secured loan stock debentures of CentreSoft. In addition, the Company issued options to acquire 50,325 shares of the Company's common stock which were in exchange for outstanding CentreSoft stock options. The acquisition of CentreSoft was accounted for in accordance with the pooling of interests method of accounting and, accordingly, the accompanying consolidated financial statements have been retroactively adjusted as if CentreSoft and the Company had operated as one since June 28, 1996 (inception of CentreSoft).

     Also on November 26, 1997, the Company completed its acquisition of NBG by the issuance of 281,206 shares of the Company's common stock in exchange for all outstanding common stock of NBG. In addition, as part of the transaction, the Company acquired the real property (including land and buildings) used by NBG that was owned by the two equity owners of NBG, in exchange for assumption of certain debt secured by a mortgage on the property. The transaction was accounted for as an immaterial pooling; accordingly, the Company's operating results were not restated for periods prior to October 1, 1997. However, weighted average shares outstanding and earnings per share data were retroactively restated for the effect of the NBG acquisition for all periods presented.

7.   PRIVATE PLACEMENT OF CONVERTIBLE SUBORDINATED NOTES

     In December 1997, the Company completed the private placement of $60.0 million principal amount of 6 3/4% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into common stock, $.000001 par value, of the Company, at a conversion price of $18.875 per share, (equivalent to a conversion rate of 52.9801 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after January 10, 2001, subject to premiums through December 31, 2003.

                                                         1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ITEM 2 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES DISCUSSED IN THE COMPANY'S RESTATED SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS FILED ON FORM 8-K UNDER "CERTAIN CAUTIONARY INFORMATION". ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.

                               OVERVIEW

         The Company is a leading international publisher, developer and distributor of interactive entertainment software. The Company currently focuses its publishing and development efforts on products designed for PCs and the Sony PlayStation console system. In selecting titles for acquisition or development, the Company currently pursues a balance between internally and externally developed titles, products based on proven technology and those based on newer technology, and PC and console products.

         The Company distributes its products worldwide through its direct sales force and through third party distributors and licensees. In addition, in November 1997 the Company acquired CentreSoft and NBG and significantly increased its worldwide distribution capabilities. Financial information as of and for the year ended March 31, 1997 has been restated to reflect the CentreSoft acquisition as a pooling of interests.

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

         As a result of the CentreSoft Management Buyout occurring in June 1996 and the commencement therefrom of CentreSoft's operations (See note 3 to the Supplemental Consolidated Financial Statements filed on form 8-K), results of operations for the fiscal year ended March 31, 1997 and the quarter ended June 30, 1997 versus the fiscal year ended March 31, 1996 and the quarter ended June 30, 1996, respectively, are not indicative of comparative combined results for the Company combined with CentreSoft for the two periods.

         The following tables set forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, platform and channel:

                                               Quarter Ended December 31,          Nine Months Ended December 31,
                                                   1997             1996              1997                1996
                                          -------------------  ----------------  -----------------  ----------------
                                                     % of Net          % of Net           % of Net           % of Net
                                             Amount  Revenues  Amount  Revenues  Amount   Revenues   Amount  Revenues
                                          ---------- --------  ------  --------  ------   --------   ------  --------
STATEMENTS OF OPERATIONS DATA:
     Net revenues                           $122,141  100.0%  $60,480   100.0%  $201,670   100.0%  $ 97,058   100.0%
     Cost of goods sold                       77,078   63.1%   36,185    59.8%   127,089    63.0%    51,562    53.1%
                                          ---------- -------  -------  -------  --------  -------  --------  -------
         Gross profit                         45,063   36.9%   24,295    40.2%    74,581    37.0%    45,496    46.9%
                                          ---------- -------  -------  -------  --------  -------  --------  -------

     Operating expenses:
         Product development              $    8,045    6.6%  $ 4,707    7.8%   $ 21,963    10.9%  $ 13,861    14.3%
         Sales and marketing                  16,400   13.4%    8,344    13.8%    31,960    15.8%    18,276    18.8%
         General and administrative            3,586    2.9%    2,563     4.2%     8,416     4.2%     6,056     6.2%
         Amortization of intangible
           assets                                404    0.4%      393     0.6%     1,159     0.6%     1,104     1.1%
         Merger expenses                       1,474    1.2%        -        -     1,474     0.7%         -        -
                                          ---------- -------  -------  -------  --------  -------  --------  -------
              Total operating expenses        29,909   24.5%   16,007    26.4%    64,972    32.2%    39,297    40.4%
                                          ---------- -------  -------  -------  --------  -------  --------  -------

         Operating income                     15,154   12.4%    8,288    13.7%     9,609     4.8%     6,199     6.5%
     Other income (expense)                    (232)  (0.2%)     (31)        -     (377)   (0.2%)       284     0.2%
                                          ---------- -------  -------  -------  --------  -------  --------  -------

     Income before income tax provision       14,922   12.2%    8,257    13.7%     9,232     4.6%     6,483     6.7%
     Income tax provision                      5,644    4.6%    2,937     4.9%     3,531     1.8%     2,373     2.4%
                                          ---------- -------  -------  -------  --------  -------  --------  -------
         Net income (loss)                $    9,278    7.6%  $ 5,320     8.8%  $  5,701     2.8%  $  4,110     4.3%
                                          ---------- -------  -------  -------  --------  -------  --------  -------
                                          ---------- -------  -------  -------  --------  -------  --------  -------
NET REVENUES BY TERRITORY:
         North America                    $  42,329    34.6%  $ 24,295   40.2%  $  67,468   33.5%  $ 44,456    45.8%
         Europe                              73,811    60.4%    33,005   54.6%    123,048   61.0%    46,126    47.5%
         Japan                                2,505     2.1%     1,014    1.7%      3,100    1.5%     2,265     2.3%
         Australia and Pacific Rim            2,589     2.1%     1,813    3.0%      5,988    3.0%     3,550     3.7%
         Latin America                          907     0.8%       353    0.5%      2,066    1.0%       661     0.7%
                                          --------- -------- --------- ------- ---------- ------- --------- --------
                                          $ 122,141   100.0%  $ 60,480  100.0%   $201,670  100.0% $  97,058   100.0%
                                          ---------- -------  -------  -------  --------  -------  --------  -------
                                          ---------- -------  -------  -------  --------  -------  --------  -------
NET REVENUES BY PLATFORM:
         Console                          $  49,040    40.2%  $ 20,514   33.9%  $  75,780   37.6% $  22,837    23.5%

         PC                                  73,101    59.8%    39,966   66.1%    125,890   62.4%    74,221    76.5%
                                          --------- -------- --------- ------- ---------- ------- --------- --------
                                          $ 122,141   100.0%  $ 60,480  100.0%   $201,670  100.0% $  97,058   100.0%
                                          --------- -------- --------- ------- ---------- ------- --------- --------
                                          --------- -------- --------- ------- ---------- ------- --------- --------
NET REVENUES BY CHANNEL:
         Retailer/Reseller                $ 114,321    93.6%  $ 53,659   88.7%   $181,568   90.0% $  82,502    85.0%
         OEM                                  3,540     2.9%     4,849    8.0%     10,890    5.4%    11,184    11.5%
         Licensing, on-line and other         4,280     3.5%     1,972    3.3%      9,212    4.6%     3,372     3.5%
                                          --------- -------- --------- ------- ---------- ------- --------- --------
                                          $ 122,141   100.0%  $ 60,480  100.0%   $201,670  100.0% $  97,058   100.0%
                                          --------- -------- --------- ------- ---------- ------- --------- --------
                                          --------- -------- --------- ------- ---------- ------- --------- --------

                              RESULTS OF OPERATIONS

NET REVENUES

         Net revenues for the quarter ended December 31, 1997 increased 102.0% from the same period last year, from $60.5 million to $122.1 million. This increase was primarily attributable to a 74.2% increase in net revenues in North America from $24.3 million to $42.3 million, a 123.6% increase in net revenues in Europe from $33.0 million to $73.8 million, and a 42.8% increase in net revenues in the Australia and Pacific Rim territories from $1.8 million to $2.6 million.

         Net revenues for the nine months ended December 31, 1997 increased 107.8% from the same period last year, from $97.1 million to $201.7 million. This increase was attributable to 51.8% increase in net revenues in North America from $44.4 million to $67.4 million, a 166.8% increase in net revenues in Europe from $46.1 million to $123.0 million, and a 68.7% increase in net revenues in the Australia and Pacific Rim territories from $3.6 million to $6.0 million.

         The overall increase in net revenues and the increases in net revenues in the specific territories for the quarter and nine months ended December 31, 1997 were due to the initial releases during such periods of QUAKE II (Windows 95), NIGHTMARE CREATURES (PlayStation), ZORK GRAND INQUISITOR (Windows 95), HEAVY GEAR (Windows 95), SHANGHAI DYNASTY (Windows
95), HEXEN II (Windows 95), DARK REIGN: THE FUTURE OF WAR (Windows 95), CAR & DRIVER'S GRAND TOUR RACING 1998 (PlayStation) and TWINSEN'S ODYSSEY (Windows
95). Net revenues also increased during such nine months period due to the fact that CentreSoft, which began operations in June 1996, contributed only seven months of revenue for the periods ended December 31, 1996, as opposed to nine months of revenue for the periods ended December 31, 1997. In addition, revenues attributable to NBG, which was acquired in November 1997, were only included in the Company's net revenues for the quarter ended December 31, 1997.

COST OF GOODS SOLD; GROSS PROFIT

         Gross profit as a percentage of net revenues decreased to 36.9% for the quarter ended December 31, 1997, from 40.2% for the same period last year. Gross profit as a percentage of net revenues decreased from 46.9% to 37.0% for the nine months ended December 31, 1997. The decrease in gross profit as a percentage of net revenues is due to the increase in the sales mix of console net revenues versus PC net revenues and the increase in net revenues derived from distribution arrangements as opposed to publishing arrangements. Future determination of gross profit as a percentage of net revenues will be driven primarily by the mix of new PC and console products released by the Company during the applicable period, the mix of revenues related to publishing arrangements versus distribution arrangements during the applicable period, as well as the mix of internal versus external product development, the latter in each case resulting in lower gross profit margins.

OPERATING EXPENSES

         Product development expenses for the quarter ended December 31, 1997 increased 70.9% from the same period last year, from $4.7 million to $8.0 million. As a percentage of net revenues, product development expenses decreased from 7.8% to 6.6%. Product development expenses for the nine months ended December 31, 1997 increased 58.4% from the same period last year, from $13.9 million to $22.0 million. As a percentage of net revenues, product development expense decreased slightly from 14.3% to 10.9%. The increases in the amount of product development expenses for the quarter and nine month periods were due to an increase in the number of products in development, the acquisition of Raven Software Corporation, and the increase in costs associated with enhanced content and new technologies incorporated into the Company's recent products. In addition, the increase was partly attributable to an increase in the number of products being localized for international territories.

         Sales and marketing expenses for the quarter ended December 31, 1997 increased 96.5% from the same period last year, from $8.3 million to $16.4 million. As a percentage of net revenues, sales and marketing expenses decreased from 13.8% to 13.4%. Sales and marketing expenses for the nine months ended December 31, 1997 increased 74.9% from the same period last year, from $18.2 million to $32.0 million. As a percentage of net revenues, sales and marketing expenses decreased from 18.8% to 15.8%. The increases in the amount of sales and marketing expenses for the quarter and nine month periods were due to the partial variable nature of sales and marketing expenses, the effect of the increase in net revenues, and an increase in the number of products released and to be released during the current fiscal year.

         General and administrative expenses for the quarter ended December 31, 1997 increased 39.9% from the same period last year, from $2.6 million to $3.6 million, but decreased as a percentage of net revenues from 4.2% to 2.9%. General and administrative expenses for the nine months ended December 31, 1997 increased 39.0% from the same period last year, from $6.1 million to $8.4 million, but decreased as a percentage of net revenues from 6.2% to 4.2%. The period over period increase in the amount of general and administrative expenses for both the quarter and nine month periods was due to an increase in head count related expenses, the expansion of facilities both in North America and internationally, and the implementation of new management information systems. The decrease for the quarter and nine month periods in sales and marketing as a percentage of revenues, however, is due to the operating expense leverage gained as a result of an increased revenue base.

OTHER INCOME (EXPENSE)

         Net interest expense increased from $31,000 for the quarter ended December 31, 1996 to $232,000 for the quarter ended December 31, 1997. Net interest income of $284,000 for the nine months ended December 31, 1996 decreased to net interest expense of $377,000 for the nine months ended December 31, 1997. Interest expense increased due to lower average cash and cash equivalent balances, an increase in average outstanding borrowings on the Company's lines of credit and the issuance of the subordinated convertible notes in December 1997.

INCOME TAX PROVISION

         The income tax provision of approximately $5,644,000 and $3,531,000 for the quarter and nine months ended December 31, 1997, respectively, reflects the Company's expected effective income tax rate for the fiscal year ending March 31, 1998.

NET INCOME

         For the reasons noted above, net income increased to $9.3 million for the quarter ended December 31, 1997, from a net income of $5.3 million for the same period in the prior fiscal year. For the nine months ended December 31, 1997, net income increased to $5.7 million, from a net income of $4.1 million for the same period in the prior fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents increased $70.2 million, from $21.4 million at March 31, 1997 to $91.6 million at December 31, 1997. Approximately $14.9 million in cash and cash equivalents were provided by operating activities during the nine month period ended December 31, 1997. This increase in cash and cash equivalents from operating activities was primarily the result of an increase in net income from operations after adding back depreciation and amortization, and increases in accounts payable and accrued liabilities offset partially by increases in accounts receivables and inventory.

         In addition, approximately $9.1 million in cash and cash equivalents were used in investing activities. Capital expenditures totaled approximately $6.2 million, which were primarily composed of expenditures related to the Company moving its Los Angeles office to a new facility in Santa Monica, California.

         Sources of cash provided by financing activities totaled approximately $64.4 million for the nine months ended December 31, 1997, which included $60.0 million in proceeds from the private placement of convertible subordinated notes completed in December 1997, as described below, and approximately $4.0 million in proceeds from the exercise of employee stock options.

         In October 1997, the Company increased its revolving credit and letter of credit facility (the "Facility") with its bank (the "Bank") from $5.0 million to $12.5 million. The Facility provides the Company the ability to borrow funds and issue letters of credit against eligible domestic accounts receivable up to $12.5 million. The Facility expires in September 1998. The Company had no borrowings outstanding against the Facility as of December 31, 1997. In addition, in September 1997, the Company entered into a $2.0 million line of credit agreement (the "Asset Line") with the Bank; drawings under the Asset Line are structured with 36 month repayment terms and the Asset Line expires in September 1998. Borrowings under the Asset Line totaled $1.3 million as of December 31, 1997, with an effective borrowing rate of 8.3%. In June 1996, CentreSoft entered into a revolving credit facility (the "CentreSoft Facility") with its bank for approximately $8.5 million. The CentreSoft Facility can be used for CentreSoft's working capital requirements. The CentreSoft Facility expires in June 2000. The Company had no borrowings outstanding against the CentreSoft facility as of December 31, 1997.

         In December 1997, the Company completed the private placement of $60.0 million principal amount of 6 3/4% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into common stock, $.000001 par value, of the Company, at a conversion price of $18.875 per share, (equivalent to a conversion rate of 52.9801 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after January 10, 2001, subject to premiums through December 31, 2003.

         The Company's current principal source of liquidity is $91.6 million in cash and cash equivalents. The Company uses its working capital to finance ongoing operations, including acquisitions of inventory and equipment, to fund the development, production, marketing and selling of new products, and to obtain intellectual property rights for future products from third parties. Management believes that the CompanyOs existing cash, together with the capital available from the Facility, Asset Line and the CentreSoft Facility, will be sufficient to meet the Company's operational requirements for at least the next twelve months.

         The Company's management currently believes that inflation has not had a material impact on continuing operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements for the three and nine months ended December 31, 1997.

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

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company will adopt SFAS No. 131 effective April 1, 1998.

         The AICPA recently issued Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2) effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt SOP 97-2 for transactions occurring on or after April 1, 1998. The Company is currently in substantial compliance with the provisions thereof.

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

         FLUCTUATIONS IN QUARTERLY RESULTS; FUTURE OPERATING RESULTS UNCERTAIN; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, several of which are not under the Company's control. Such factors include, but are not limited to, demand for the Company's products and those of its competitors, the size and rate of growth of the interactive entertainment software market, development and promotional expenses relating to the introduction of new products, changes in computing platforms, product returns, the timing of orders from major customers, delays in shipment, the level of price competition, the timing of product introduction by the Company and its competitors, product life cycles, software defects and other product quality problems, the level of the Company's international revenues, and personnel changes. In particular, during the past few fiscal years the Company's operating results for the quarters ended June 30 have been less favorable than in other quarters as a result of the release of fewer new products during the June 30 quarters in accordance with the Company's product release schedules. Products are generally shipped as orders are received, and consequently, the Company operates with little or no backlog. Net revenues in any quarter are, therefore, substantially dependent on orders booked and shipped in that quarter.

     The Company's expenses are based in part on the Company's product development and marketing budgets. Product development and marketing costs generally are expensed as incurred, which is often long before a product is released. In addition, a large portion of the Company's expenses are fixed. As the Company increases its development and marketing activities, current expenses will increase and, if sales from previously released products are below expectations, net income is likely to be disproportionately affected.

     Due to all of the foregoing, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to consumer buying patterns. Net revenues and net income typically are significantly higher during the fourth calendar quarter, due primarily to the increased demand for consumer software during the year-end holiday buying season. Net revenues and net income in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. For example, the Company's net revenues in its last seven quarters were $122.1 million for the quarter ended December 31, 1997, $53.0 million for the quarter ended September 30, 1997, $26.5 million for the quarter ended June 30, 1997, $57.6 million for the quarter ended March 31, 1997, $60.5 million for the quarter ended December 31, 1996, $29.6 million for the quarter ended September 30, 1996 and $7.0 million for the quarter ended June 30, 1996. The Company's net income (loss) for the last seven quarters were $9.3 million for the quarter ended December 31, 1997, $1.8 million for the quarter ended September 30, 1997, $(5.4 million) for the quarter ended June 30, 1997, $5.1 million for the quarter ended March 31, 1997, $5.3 million for the quarter ended December 31, 1996, $1.4 million for the quarter ended September 30, 1996, and $(2.6 million) for the quarter ended June 30, 1996. The Company expects its net revenue and operating results to continue to reflect significant seasonality.

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

     PRODUCT CONCENTRATION; DEPENDENCE ON HIT PRODUCTS. A key aspect of the Company's strategy is to focus its development and acquisition efforts on selected, high quality entertainment software products. The Company derives a significant portion of its revenues from a relatively small number of high quality entertainment software products released each year, and many of these products have substantial production or acquisition costs and marketing budgets. During fiscal 1996 and 1997, one title accounted for approximately 49% and 26%, respectively, of the Company's consolidated net revenues. In addition, during fiscal 1997, one other title accounted for approximately 13% of the Company's consolidated net revenues. The Company anticipates that a limited number of products will continue to produce a disproportionate amount of revenues. Due to this dependence on a limited number of products, the failure of one or more of the Company's principal new releases to achieve anticipated results may have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. The Company's competitors currently include Electronic Arts, Lucas Arts, Microsoft, Sega, Nintendo, Sony, Cendant, GT Interactive, Broderbund, Midway, Interplay, Virgin and Eidos, among many others.

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

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International sales and licensing accounted for 28%, 23% and 58% of the Company's total revenues in the fiscal years 1995, 1996 and 1997, respectively. The Company intends to continue to expand its direct and indirect sales, marketing and localization activities worldwide. Such expansion will require significant management time and attention and financial resources in order to develop adequate international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, the costs of transferring and localizing products for foreign markets, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenues or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and licensing and thus the Company's business, operating results and financial condition.

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

     RISKS ASSOCIATED WITH ACQUISITIONS. The Company intends to integrate the operations of its recently acquired CentreSoft and NBG subsidiaries with its previously existing European operations. This process, as well as the process of managing two significant new operations, will require substantial management time and effort and could divert the attention of management from other matters. In addition, there is a risk of loss of key employees, customers and vendors of the newly acquired operations as well as existing operations as this process is implemented. There is no assurance that the Company will be successful in integrating these operations or that, if the operations are combined, that there will not be adverse effects on its business.

     Consistent with its strategy to enhance distribution and product development capabilities, the Company intends to continue to pursue acquisitions of companies and intellectual property rights and other assets that can be acquired on acceptable terms and which the Company believes can be operated or exploited profitably. Some of these acquisitions could be material in size and scope. While the Company will continually be searching for appropriate acquisition opportunities, there can be no assurance that the Company will be successful in identifying suitable acquisitions. If any potential acquisition opportunities are identified, there can be no assurance that the Company will consummate such acquisitions or if any such acquisition does occur, that it will be successful in enhancing the Company's business or be accretive to the Company's earnings. As the entertainment software business continues to consolidate, the Company faces significant competition in seeking acquisitions and may in the future face increased competition for acquisition opportunities, which may inhibit its ability to complete suitable transactions. Future acquisitions could also divert substantial management time, could result in short term reductions in earnings or special transaction or other charges and may be difficult to integrate with existing operations or assets.

     The Company may, in the future, issue additional shares of Common Stock in connection with one or more acquisitions, which may dilute its shareholders, including investors in the offering. Additionally, with respect to most of its future acquisitions, the Company's shareholders may not have an opportunity to review the financial statements of the entity being acquired or to vote on such acquisitions.

     RISK OF CENTRESOFT VENDOR DEFECTIONS; VENDOR CONCENTRATION.

     The Company's recently acquired CentreSoft subsidiary performs software distribution services in the United Kingdom and, via export, in other European territories for a variety of entertainment software publishers many of which are competitors of the Company. These services are generally performed under limited term contracts some of which provide for cancellation in the event of a change of control. While the Company expects to use reasonable efforts to retain these clients, there can be no assurance that the Company will be successful in this regard. The cancellation or non-renewal of one or more of these contracts could have a material adverse effect on the Company's business, operating results and financial condition. Two of CentreSoft's vendors accounted for 37%, 14% and 10%, respectively, of CentreSoft's net revenues in fiscal year 1997.

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

ITEM 5.  OTHER INFORMATION

         The following table presents the previous five fiscal years ended March 31, 1997 earnings per share:

                                                        1997          1996          1995          1994          1993
                                               -------------  ------------  ------------  ------------  ------------
         Basic earnings per share                       0.52          0.36        (0.10)        (0.78)        (0.73)
         Basic earnings per
         share-dissolution of                              -             -             -             -        (0.06)
             discontinued operations
         Basic earnings per
         share-discontinued                                -             -             -             -        (0.17)
             operations
         Diluted earnings per share                     0.50          0.34        (0.10)        (0.78)        (0.73)
         Diluted earnings per
         share-dissolution                                 -             -             -             -        (0.06)
             of discontinued operations
         Diluted earnings per share
             discontinued operations                       -             -             -             -        (0.17)

         The following table presents the reconciliation of earnings per share calculations restated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), for each of the years in the three year period ended March 31, 1997:

                                                                       For the Year Ended
                                                        March 31, 1997       March 31, 1996        March 31, 1995
                                                      -------------------  -------------------  --------------------
                                                                       (amounts in thousands)
 NUMERATOR:
     Net income (loss) from continuing operations              $    9,226           $    5,530           $   (1,520)
         Less:  Preferred stock dividends                           (151)                    -                     -
                                                      -------------------  -------------------  --------------------

     Numerator for basic and diluted net income
         (loss) per share-income available to
         common stockholders                                   $    9,075           $    5,530           $   (1,520)
                                                      -------------------  -------------------  --------------------
                                                      -------------------  -------------------  --------------------

DENOMINATOR:
     Denominator for basic net income (loss) per
         share-weighted average shares                             17,362               15,332                15,265

     Effect of dilutive securities:
         Employee stock options and warrants                          689                  939                     -
                                                      -------------------  -------------------  --------------------

     Denominator for diluted net income (loss) per
         share-adjusted weighted average shares and
         assumed conversions                                       18,051               16,271                15,265
                                                      -------------------  -------------------  --------------------
                                                      -------------------  -------------------  --------------------

     Weighted average options to purchase 4,599,000, 2,786,000 and 1,190,000 shares of common stock were outstanding for the years ended March 31, 1997, 1996 and 1995, respectively, these options were not included in the calculations of diluted earnings per share because their effect would be antidilutive.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              None.

         (b)  REPORTS ON FORM 8-K

              On December 5, 1997, the Company filed a Current Report on Form 8-K reporting the completion of the acquisitions of CentreSoft and NBG on November 26, 1997. The transactions were accounted for as "pooling of interests."

              On December 12, 1997, the Company filed a Form 8-K/A containing the audited consolidated financial statements of Combined Distribution (Holdings) Limited as of and for the ten months ended April 30, 1997.

              On December 23, 1997, the Company filed a Current Report on Form 8-K reporting the Company's private placement of $60,000,000 principal amount of 6 3/4% Convertible Subordinated Notes due 2005.

              On January 9, 1998, the Company filed a Current Report on Form 8-K reporting information under Item 5, Other Events, and under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. In the report, the Company restated financial statements and supplemental data as a result of the acquisition of CentreSoft in November 1997. All balances were restated as if the acquisition had occurred June 28, 1996, the inception of CentreSoft.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 13, 1998

ACTIVISION, INC.



/s/ BARRY J. PLAGA          Senior Vice President and        February 14, 1998
-----------------------     Chief Financial Officer
   (Barry J. Plaga)         (Duly Authorized Officer)