Form 10-K405
period 1998-03-31
ACTIVISION INC /NY
filed 1998-06-15
CIK 718877

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                         OR

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
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 12, 1998 was $178,766,095.

The number of shares of the registrant's Common Stock outstanding as of June 12, 1998 was 19,016,775.

                        DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 1998 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

                                        INDEX

                                                                       Page No.
                                                                       --------
PART I.

     Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . . .      3

     Item 2.   Properties   . . . . . . . . . . . . . . . . . . . . . .     13

     Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .     13

     Item 4.   Submission of Matters to a Vote of Security Holders  . .     13

PART II.

     Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters. . . . . . . . . . . . . . . . . .     14

     Item 6.   Selected Consolidated Financial Data   . . . . . . . . .     16

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . .     17

     Item 7A.  Quantitative and Qualitative Disclosures about Market
                 Risk . . . . . . . . . . . . . . . . . . . . . . . . .     23

     Item 8.   Consolidated Financial Statements and Supplementary
                 Data   . . . . . . . . . . . . . . . . . . . . . . . .     24

     Item 9.   Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure. . . . . . . . . .     24

PART III.

     Item 10.  Directors and Executive Officers of the Registrant   . .     25

     Item 11.  Executive Compensation   . . . . . . . . . . . . . . . .     25

     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management   . . . . . . . . . . . . . . . . . . . . .     25

     Item 13.  Certain Relationships and Related Transactions   . . . .     25

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K   . . . . . . . . . . . . . . . . . . . . . .     26

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28

                                       PART I


Item 1.   BUSINESS

          (a)  GENERAL

               Activision, Inc. (together with its subsidiaries, the "Company") is a leading international publisher, developer and distributor of interactive entertainment software. The Company was incorporated in California in 1979. In December 1992, the Company reincorporated in Delaware.

               The Company currently focuses its development, publishing and distribution efforts on products designed for personal computers ("PCs"), the Sony PlayStation console system and the Nintendo 64 console system. In selecting titles for acquisition or development, the Company currently pursues a combination of internally and externally developed titles, products based on proven technology and those based on newer technology, and PC and console products.

               Financial information as of and for the year ended March 31, 1997 and for the six month period ended September 30, 1997, have been restated to reflect the acquisition of Combined Distribution (Holdings) Limited, ("CentreSoft") accounted for as a pooling of interests. See Note 2: "Acquisitions," in Notes to Consolidated Financial Statements.

          (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

               The Company operates in one industry: publishing and distributing CD-based and cartridge based entertainment software. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

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

               The Company's expenses are based in part on the Company's product development and marketing budgets. Many of the costs incurred by the Company to produce and sell its products are expensed as such costs are incurred, which is often long before a product is released. In addition, a large portion of the Company's expenses are fixed. As the Company increases its production and sales activities, current expenses will increase and, if sales from previously released products are below expectations, net income is likely to be disproportionately affected. See Note 1 of Notes to Consolidated Financial Statements included in Item 8.

               Due to all of the foregoing, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

               The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to consumer buying patterns. Net revenues typically are significantly higher during the fourth calendar quarter, due primarily to the increased demand for consumer software during the year-end holiday buying season. Net revenues and net income in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. For example, the Company's net revenues in its last five quarters were $57.6 million for the quarter ended March 31, 1997, $26.5 million for the quarter ended June 30, 1997, $53.0 million for the quarter ended September 30, 1997, $122.1 million for the quarter ended December 31, 1997 and $58.2 million for the quarter ended March 31, 1998. The Company's net income (loss) for the last five quarters were $5.1 million for the quarter ended March 31, 1997, $(5.4) million for the quarter ended June 30, 1997, $1.8 million for the quarter ended September 30, 1997, $9.3 million for the quarter ended December 31, 1997 and $126,000 for the quarter ended March 31, 1998. The Company expects its net revenues and operating results to continue to reflect significant seasonality.

               DEPENDENCE ON NEW PRODUCT DEVELOPMENT; PRODUCT DELAYS. The Company's future success depends in part on the timely introduction of successful new products to replace declining revenues from older products. If, for any reason, revenues from new products were to fail to replace declining revenues from older products, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the Company believes that the competitive factors in the interactive entertainment software marketplace create the need for higher quality, distinctive products that incorporate increasingly sophisticated effects and the need to support product releases with increased marketing, resulting in higher development, acquisition and marketing costs. The lack of market acceptance or significant delay in the introduction of, or the presence of a defect in, one or more products could have a material adverse effect on the Company's business, operating results and financial condition, particularly in view of the seasonality of the Company's business. Further, because a large portion of a product's revenue generally is associated with initial shipments, the delay of a product introduction expected near the end of a fiscal quarter may have a material adverse effect on operating results for that quarter.

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

               RELIANCE ON THIRD PARTY DEVELOPERS AND INDEPENDENT CONTRACTORS. The percentage of products published by the Company that are developed by independent third party developers has increased over the last several fiscal years. From time to time, the Company also utilizes independent contractors for certain aspects of product development and production. The Company has less control over the scheduling and the quality of work by independent contractors and third party developers than that of its own employees. A delay in the work performed by independent contractors and third party developers or poor quality of such work may result in product delays. Although the Company intends to continue to rely in part on products that are developed primarily by its own employees, the Company's ability to grow its business and its future operating results will depend, in significant part, on the Company's continued ability to maintain relationships with skilled independent contractors and third party developers. There can be no assurance that the Company will be able to maintain such relationships.

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

               PRODUCT CONCENTRATION; DEPENDENCE ON HIT PRODUCTS. A key aspect of the Company's strategy is to focus its development and acquisition efforts on selected, high quality entertainment software products. The Company derives a significant portion of its revenues from a relatively small number of high quality entertainment software products released each year, and many of these products have substantial production or acquisition costs and marketing budgets. During fiscal 1997, two titles accounted for approximately 23% and 16%, respectively, of the Company's consolidated net revenues. During fiscal 1998, one other title accounted for approximately 12% of the Company's consolidated net revenues. The Company anticipates that a limited number of products will continue to produce a disproportionate amount of revenues. Due to this dependence on a limited number of products, the failure of one or more of the Company's principal new releases to achieve anticipated results may have a material adverse effect on the Company's business, operating results and financial results.

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

               The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. The Company's competitors currently include Electronic Arts, LucasArts, Microsoft, Sega, Nintendo, Sony, GT Interactive, Broderbund, Interplay, Virgin, Cendant and Eidos, among many others.

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

               DEPENDENCE ON DISTRIBUTORS AND RETAILERS; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS. Certain mass market retailers have established exclusive buying relationships under which such retailers will buy consumer software only from one intermediary. In such instances, the price or other terms on which the Company sells to such retailers may be adversely effected by the terms imposed by such intermediary, or the Company may be unable to sell to such retailers on terms which the Company deems acceptable. The loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers could materially adversely effect the Company's business, operating results and financial condition.

               Retailers in the computer industry have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities. The insolvency or business failure of any significant retailer or other wholesale purchaser of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment. Although the Company has obtained insolvency risk insurance to protect against any bankruptcy, insolvency, or liquidation that may occur to its customers, such insurance contains a significant deductible as well as a co-payment obligation, and the policy does not cover all instances of non-payment. In addition, the Company maintains a reserve for uncollectible receivables that it believes to be adequate, but the actual reserve which is maintained may not be sufficient in every circumstance. As a result of the foregoing, a payment default by a significant customer could have a material adverse effect on the Company's business, operating results and financial condition.

               The Company also is exposed to the risk of product returns from retailers and other wholesale purchasers. Although the Company provides reserves for returns that it believes are adequate, and although the Company's agreements with certain of its customers place certain limits on product returns, the Company could be forced to accept substantial product returns to maintain its relationships with retailers and its access to distribution channels. Product returns that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition.

               CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS. The consumer software industry is undergoing rapid changes, including evolving industry standards, frequent new platform introductions and changes in consumer requirements and preferences. The introduction of new technologies, including operating systems such as Microsoft's Windows 98, technologies that support multi-player games, and new media formats such as on-line delivery and digital video disks ("DVD"), could render the Company's previously released products obsolete or unmarketable. The development cycle for products utilizing new operating systems, microprocessors or formats may be significantly longer than the Company's current development cycle for products on existing operating systems, microprocessors and formats and may require the Company to invest resources in products that may not become profitable. There can be no assurance that the mix of the Company's future product offerings will keep pace with technological changes or satisfy evolving consumer preferences, or that the Company will be successful in developing and marketing products for any future operating system or format. Failure to develop and introduce new products and product enhancements in a timely fashion could result in significant product returns and inventory obsolescence and could have a material adverse effect on the Company's business, operating results and financial condition.

               Like many other software companies, the year 2000 computer issue creates risk for the Company. If internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has initiated a comprehensive plan to prepare its computer systems for the year 2000 and is currently implementing changes to alleviate any year 2000 incapability. The Company is also contacting critical suppliers of product and service to determine that the supplier's operations and the products and services they provide are year 2000 capable. There can be no assurance that another company's failure to ensure year 2000 capability would not have an adverse effect on the Company.

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

               DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent on the performance and continued service of its senior management and certain key employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. Although the Company enters into term employment agreements with many of its skilled employees and certain other key personnel, there can be no assurance that such employees will not leave the Company or compete against the Company. The Company's failure to attract or retain qualified employees could have a material adverse effect on the Company's business, operating results and financial condition.

               RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS: CURRENCY FLUCTUATIONS. International sales and licensing accounted for 23%, 58% and 67% of the Company's total revenues in the fiscal years 1996, 1997 and 1998, respectively. The Company intends to continue to expand its direct and indirect sales, marketing and localization activities worldwide. Such expansion will require significant management time and attention and financial resources in order to develop adequate international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, the costs of transferring and localizing products for foreign markets, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenues or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from international sales and licensing and thus the Company's business, operating results and financial condition.

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

               RISKS ASSOCIATED WITH ACQUISITIONS. The Company intends to integrate the operations of its recently acquired CentreSoft and NBG EDV Handels und Verlags GmbH ("NBG") subsidiaries with its previously existing European operations. This process, as well as the process of managing two significant new international operations, will require substantial management time and effort and could divert the attention of management from other matters. In addition, there is a risk of loss of key employees, customers and vendors of the recently acquired operations as well as existing operations as this process is implemented. There is no assurance that the Company will be successful in integrating these operations or that, if the operations are combined, that there will not be adverse effects on its business.

               Consistent with its strategy to enhance distribution and product development capabilities, the Company intends to continue to pursue acquisitions of companies and intellectual property rights and other assets that can be purchased or licensed on acceptable terms and which the Company believes can be operated or exploited profitably. Some of these transactions could be material in size and scope. While the Company will continually be searching for appropriate acquisition opportunities, there can be no assurance that the Company will be successful in identifying suitable acquisitions. If any potential acquisition opportunities are identified, there can be no assurance that the Company will consummate such acquisitions or if any such acquisition does occur, that it will be successful in enhancing the Company's business or be accretive to the Company's earnings. As the entertainment software business continues to consolidate, the Company faces significant competition in seeking acquisitions and may in the future face increased competition for acquisition opportunities, which may inhibit its ability to complete suitable transactions. Future acquisitions could also divert substantial management time, could result in short term reductions in earnings or special transaction or other charges and may be difficult to integrate with existing operations or assets.

               The Company may, in the future, issue additional shares of Common Stock in connection with one or more acquisitions, which may dilute its shareholders. Additionally, with respect to most of its future acquisitions, the Company's shareholders may not have an opportunity to review the financial statements of the entity being acquired or to evaluate the benefits of the intellectual property rights being purchased or licensed, or to vote on such acquisitions.

               RISK OF CENTRESOFT VENDOR DEFECTIONS; VENDOR CONCENTRATION. The Company's recently acquired CentreSoft subsidiary performs software distribution services in the United Kingdom and, via export, in other European territories for a variety of entertainment software publishers, many of which are competitors of the Company. These services are generally performed under limited term contracts, some of which provide for cancellation in the event of a change of control. While the Company expects to use reasonable efforts to retain these vendors, there can be no assurance that the Company will be successful in this regard. The cancellation or non-renewal of one or more of these contracts could have a material adverse effect on the Company's business, operating results and financial condition. Three of CentreSoft's vendors accounted for 38%, 12% and 11%, respectively, of CentreSoft's net revenues in fiscal year 1998. The net revenues from these vendors represents 18%, 6% and 5%, respectively, of consolidated net revenues of the Company.



          STRATEGY

               The Company's objective is to be a worldwide leader in the publishing and development of exceptional and innovative interactive entertainment software that appeals to existing and new audiences and incorporates sophisticated graphics, sound and video, and compelling story lines and game experiences. The Company's strategy includes the following elements:

               PUBLISH HIGH QUALITY TITLES. The Company seeks to differentiate its titles through the highest quality production values and superior game play, supported by comprehensive trade and consumer marketing programs coordinated with product releases. Accordingly, the Company must support the development, production, acquisition and marketing of its titles with the resources necessary to create best selling products. In order to reduce the financial risks associated with the higher development and marketing budgets required to support this strategy, the Company pursues a combination of internally and externally developed titles; between products based on proven technology and newer technology; and between PC and console products.

               FOCUS ON FRANCHISE PROPERTIES.   The Company focuses its
          publishing and developing activities principally on titles that are, or have the potential to become, franchise properties with sustainable consumer appeal and brand recognition. These titles can thereby serve as the basis for sequels, prequels, mission packs and other add-ons and related new titles that can be released over an extended period of time. The Company believes that the publishing and distribution of products based in large part on franchise properties will enhance revenue predictability. The Company currently is publishing products based on several franchise properties, including QUAKE, HEXEN, ZORK, PITFALL and SHANGHAI. The Company also has rights to several other properties that it believes will have franchise value, including HEAVY GEAR, DARK REIGN, BATTLEZONE, HERETIC, NIGHTMARE CREATURES, ASTEROIDS and JACK NICKLAUS GOLF.

               EXPAND DIRECT DISTRIBUTION CAPABILITIES. In North America, the Company's products are sold primarily on a direct basis to major computer and software retailing organizations, consumer electronic stores and discount warehouses. In international territories, the Company's products are sold both direct to retail and through third party distribution and licensing arrangements. In order to maximize the revenues to be generated by each of its products, the Company is expanding its worldwide direct distribution capabilities. The Company believes that a dedicated internal sales force and direct distribution to retailers provide significant competitive advantages, including the ability to compete more effectively for shelf space, to create additional point-of-sale promotional opportunities, to more properly manage inventory levels, and to increase margins by eliminating third party distributors. Consistent with this strategy, the Company has concluded several acquisitions in recent months in an effort to bolster its direct distribution capabilities in international markets.

               CONTINUE TO GROW ORIGINAL EQUIPMENT MANUFACTURERS ("OEM") REVENUES. The Company also generates significant revenue throughout the world as a result of arrangements with OEMs, in which the Company's titles are sold together with hardware or peripheral devices manufactured by the OEM. The Company believes that OEM bundle arrangements expand the distribution of its titles to a broader and more diverse audience, and it intends to continue aggressively pursuing these arrangements.

               ENHANCE PRODUCT FLOW. In order to expand the Company's library of titles, intellectual property rights and talent base, the Company is actively engaged in the exploration of acquisition opportunities in the software development business. Consistent with this strategy, in August 1997 the Company acquired Raven Software Corporation ("Raven"), an entertainment software developer based in Madison, Wisconsin, that has created numerous best selling titles, including HERETIC, HEXEN:
          BEYOND HERETIC and HEXEN II. In addition, in order to create a closer relationship with independent developers, the Company from time to time makes investments and acquires minority equity interests in independent developers at the same time as it acquires publishing rights to the developers' products.

          PRODUCTS

               The Company currently is best known for its action, adventure and action/simulation products, although the Company recently has expanded the line of products it distributes into new categories such as role playing, strategy, flight simulation and racing. The Company expects to continue such expansion efforts into new product categories.

               Several of the Company's current and upcoming releases are based on characters, worlds and concepts derived from the Company's extensive library of titles. For example, the Company is now or will soon be publishing new titles that are based on original best selling titles such as PITFALL!, SHANGHAI, HERETIC and HEXEN. Other new Company titles are based on original characters and concepts owned and created by the Company. In addition to developing its own characters and concepts, the Company selectively licenses intellectual property or other character or story rights from third parties for the purpose of publishing titles based on such rights. For example, the Company recently obtained a long term license to be the exclusive publisher of interactive entertainment software products based on the HEAVY GEAR role playing games created by an independent board game creator. Activision's HEAVY GEAR products are intended to replace the BATTLETECH/MECHWARRIOR 2 product line which was developed and published by the Company under a license. The Company also recently obtained long-term rights to publish interactive entertainment software products based on the ASTEROIDS and BATTLEZONE video games. In addition, the Company has obtained licenses to properties that previously have been marketed and sold in other entertainment media such as magazines, comic books and card or board games. These properties include X-Men, Soldier of Fortune, Legend of the Five Rings and Vampire. In publishing products based on licensed intellectual property rights, the Company generally seeks to capitalize on the name recognition, marketing efforts and goodwill associated with the underlying property.

               In addition to its own internally developed products, the Company publishes and distributes software products for other independent developers and publishers such as id Software, Ritual Entertainment, Parsoft Interactive, Kalisto Entertainment and Nihilistic Software.
          As the Company seeks to associate the "ACTIVISION" mark only with the highest quality interactive entertainment products, the Company attempts to be selective in acquiring publishing and distribution rights from third party developers. Such products typically are marketed under the Company's name as well as the name of the original developer. The Company believes that these efforts enable the Company to leverage its investment in worldwide sales and marketing and add a new source of products while balancing the risks inherent in internal product development and production. This activity also allows the Company to enter new product genres more quickly and provide consumers with a wider variety of products.

          PRODUCT DEVELOPMENT AND ACQUISITION

               The Company uses both internal and external resources to develop products. The Company also acquires rights to products through publishing and distribution arrangements and the acquisition of other software companies.

          ACTIVISION STUDIOS

               Activision Studios, the Company's development and production group is located at the Company's headquarters in Santa Monica, California. Activision Studios' creative development and production staff selects and develops new products, adapts existing products for additional hardware platforms and peripheral devices, and manages the external development of certain products or their components by independent contractors.

               Activision Studios develops and produces titles using a model in which a core group of creative, production and technical professionals on staff at the Company, in cooperation with the Company's marketing and finance departments, have overall responsibility for the entire development and production process and for the supervision and coordination of internal and external resources. Each project team is led by a game producer and game director and includes one or more associate producers, game designers, production coordinators and a quality assurance manager, all of whom are on the Company's staff. This team assembles the necessary creative elements to complete a title, using where appropriate outside programmers, artists, animators, musicians and songwriters, sound effects and special effects experts, and sound and video studios. The Company believes that this model allows the Company to supplement internal expertise with top quality external resources on an as needed basis.

               The Company has adopted and implemented a rigorous procedure for the selection, development, production and quality assurance of its internally produced entertainment software titles. The process involves one or more pre-development, development and production phases, each of which includes a number of specific performance milestones. This procedure is designed to enable the Company to manage and control production and development budgets and timetables, to identify and address production and technical issues at the earliest opportunity, and to coordinate marketing and quality control strategies throughout the production and development phases, all in an environment that fosters creativity. Checks and balances are intended to be provided through the structured interaction of the project team with the Company's creative, technical, marketing and quality assurance/customer support personnel, as well as the legal, accounting and finance departments.

          ACTIVISION EXTERNAL STUDIOS

               The Company's External Studios division licenses or acquires certain software products from independent developers for publishing or distribution by the Company. Through its acquisition of Raven, the division also develops and produces products that are owned directly by the Company. Acquired titles are marketed under the Company's name as well as the name of the original developer. The agreements with affiliated developers provide the Company with exclusive publishing and distribution rights for a specific period of time for specified platforms and territories. These agreements often grant to the Company the right to publish sequels, enhancements and add-ons to the product originally being developed and produced by the developer. In consideration for its services, the developer receives a royalty based on sales of the product that it has developed. Typically, the developer also receives a nonrefundable advance which is recoupable by the Company from the royalties otherwise required to be paid to the developer. The royalty generally is paid in stages, with the payment of each stage tied to the completion of a detailed performance milestone.

               The Company acquires titles from affiliated developers during various phases of the development and production processes for such titles. To the extent the Company acquires rights early in the development process, the Company generally will cause the independent developer to comply with the requirements of the pre-development, development and production processes applicable to titles internally produced by Activision Studios. The External Studios division generally will assign a game producer to each title who will serve as the principal liaison to the independent developer and help insure that performance milestones are timely met. The Company generally has the right to cease making payments to an independent developer if such developer fails to complete its performance milestones in a timely fashion.

               In connection with its acquisition of product publishing and distribution, the Company may make an investment and hold a minority equity interest in the third party developer in order to create a closer relationship between the Company and the developer. In this regard, the Company recently acquired a minority equity interest in each of Redline Games and Pandemic Studios in connection with several new entertainment software products to be developed by each of such developers for the Company. There can be no assurance that the Company will realize long term benefits from either of these investments or that it will continue to carry such investments at its current value.

          PRODUCT  SUPPORT

               The Company provides various forms of product support to both its internally and externally developed titles. The Company's quality assurance personnel are involved throughout the development and production processes for each title published by the Company. All such products are subjected to extensive testing before release in order to insure compatibility with the widest possible array of hardware configurations and to minimize the number of bugs and other defects found in the products. To support its products after release, the Company provides on-line support to its customers on a 24-hour basis as well as operator help lines during regular business hours. The customer support group tracks customer inquiries and this data is used to help improve the development and production processes.

          PUBLISHING AND DISTRIBUTION ACTIVITIES

          MARKETING

               The Company's marketing efforts include on-line activities (such as the creation of World Wide Web pages to promote specific Company titles), public relations, print and broadcast advertising, coordinated in-store and industry promotions including merchandising and point of purchase displays, participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or on compact discs. In addition, the Company's products contain software that enables customers to "electronically register" their purchases with the Company via modem. Through this process, the Company captures electronic mail addresses for its customers as well as a variety of additional market research data.

               The Company believes that certain of its franchise properties (such as the PITFALL! and SHANGHAI series) have loyal and devoted audiences who purchase the Company's sequels as a result of dedication to the property and satisfaction from previous product purchases. Marketing of these sequels is therefore directed both toward the established market as well as broader audiences. In marketing titles based on licensed properties, the Company believes that it derives marketing synergies and related benefits from the marketing and promotional activities of the property owners. In marketing affiliated label titles, the Company believes that it derives marketing synergies and related benefits from the previously established reputation of the independent developer and the properties owned by it.

          SALES AND DISTRIBUTION

               DOMESTIC SALES AND DISTRIBUTION. The Company's products are available for sale or rental in thousands of retail outlets domestically ranging from consumer electronics and computer specialty stores to department stores, discount chains, video rental stores and toy stores. The Company's customers in these categories include Best Buy, CompUSA, Computer City, Electronic Boutique, Babbages, WalMart, K-Mart, Target and Toys "R" Us. During fiscal 1998, no single customer accounted for more than 10% of consolidated net revenues. In North America, the Company's products are sold primarily on a direct basis to major computer and software retailing organizations, consumer electronic stores and discount warehouses and mail order companies. The Company believes that a direct relationship with retail accounts results in more effective inventory management, merchandising and communications than would be possible through indirect relationships. The Company has implemented electronic data interchange ("EDI") linkage with many of its retailers to facilitate the placing and shipment of orders. The Company seeks to continue to increase the number of retail outlets reached directly through its internal sales force. To a lesser extent, the Company sells its products through wholesale distributors, such as Ingram Micro, Handelman and Merisel.

               INTERNATIONAL SALES AND DISTRIBUTION. The Company conducts its international publishing activities through offices in England, Germany, France, Australia and Japan, as well as through a Latin American sales office located in Miami, Florida. The Company seeks to maximize its worldwide revenues and profits by releasing high quality foreign language localizations concurrently with the English language releases, whenever practicable, and by continuing to expand the number of direct selling relationships it maintains with key retailers in major territories.

               In June 1997, the Company acquired Take Us! Marketing & Consulting GmbH, a German company specializing in the localization and marketing of entertainment software products in German-speaking territories. In November 1997, the Company acquired NBG, an independent publisher, wholesaler and distributor of entertainment software in Germany.

               Also in November 1997, the Company acquired CentreSoft, a leading independent distributor of entertainment software in the United Kingdom, and Sony's exclusive distributor of Playstation products to the independent retail channel in that country. The company employs approximately 150 people, including one of the largest entertainment software sales and marketing organizations in the United Kingdom.

               The assets and personnel of CentreSoft and NBG are currently being combined to form the core of Activision's international distribution operations and a base for further expansion into European territories. The Company will emphasize the expansion of CentreSoft's and NBG's outstanding channel relations, and it intends to leverage its management expertise into other territories.

               OEM SALES AND DISTRIBUTION. The Company seeks to enhance the distribution of its products through licensing arrangements with original equipment manufacturers ("OEMs"). Under these arrangements, one or more of the Company's titles are "bundled" with hardware or peripheral devices sold and distributed by the OEM so that the purchaser of the hardware or device obtains the Company's software as part of the purchase or on a discounted basis. Although it is customary for the Company to receive a lower per unit price on sales through OEM bundle arrangements, the OEM customer makes a high unit volume commitment to the Company with little associated marketing costs. In addition, the Company from time to time receives substantial advance payments from the OEM customer. The Company also believes that such arrangements can substantially expand the distribution of its titles to a broader audience. Recent OEM partners include Microsoft, IBM, Sony, Apple and Toshiba.

          LICENSING AND MERCHANDISING

               The Company believes that a number of its products have the potential to be exploited in ancillary markets and media, such as product merchandising and traditional entertainment media. The Company seeks opportunities for the exploitation of these ancillary rights directly and through third party agents. Potential opportunities include the publication of strategy guides for selected titles, the adaptation of titles into comic books, novels, television series or motion pictures, and the licensing of product merchandising rights. The Company believes that these types of licensing activities can provide additional sources of revenue and increase the visibility of the title, thereby leading to additional unit sales and greater potential for additional sequels. There can be no assurance that the Company will be successful in exploiting its properties in ancillary markets or media.

               Similarly, the Company believes that there are opportunities for further exploitation of its titles through the Internet, on-line services such as America Online and the Microsoft Network, and through recently created on-line gaming services such as Heat and MPath. The Company has established "900" telephone numbers as hint lines for certain of its titles, and has realized revenues from the calls made to these numbers. The Company also is actively exploring the establishment of on-line game playing opportunities, on-line hint sites, and Internet services as a method for realizing additional revenues from its products. There can be no assurance that the Company will be successful in exploiting these opportunities.

          HARDWARE LICENSES

               The Company's console products currently are being developed or published for the Sony PlayStation and Nintendo 64. In order to maintain general access to the console systems marketplace, the Company has obtained licenses for the PlayStation, Nintendo 64, Nintendo Game Boy and other console systems. Each license allows the Company to create one or more products for the applicable system, subject to certain approval rights as to quality which are reserved by each licensor. Each license also requires that the Company pay the licensor a per unit license fee from product sales.

               In contrast, the Company currently is not required to obtain any license for the development and production of PC-CD products. Accordingly, the Company's per unit manufacturing cost for PC-CD products is less than the per unit manufacturing cost for console products.

          MANUFACTURING

               The Company prepares a set of master program copies, documentation and packaging materials for its products for each respective hardware platform on which the product will be released. Except with respect to products for use on the Sony and Nintendo systems, the Company's disk duplication, packaging, printing, manufacturing, warehousing, assembly and shipping are performed by third party subcontractors.

               In the case of products for the Sony and Nintendo systems, in order to maintain protection over their hardware technologies, such hardware producers generally specify and/or control the manufacturing and assembly of finished products. The Company delivers the master materials to the licensor or its approved replicator which then manufactures finished goods and delivers them to the Company for distribution under the Company's label. At the time the Company's product unit orders are filled by the manufacturer, the Company becomes responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

               To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products or material returns due to product defects.

          COMPETITION

               The interactive entertainment industry is intensely competitive and is in the process of substantial consolidation. The availability of significant financial resources has become a major competitive factor in the industry, primarily as a result of the increasing development, acquisition, production and marketing budgets required to publish quality titles. In addition, competitors with large product lines and popular titles typically have greater leverage with distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles. See "Risk Factors - Industry Competition; Competition for Shelf Space."

               The Company seeks to compete by publishing high quality titles and by supporting these titles with substantial marketing efforts; by focusing on properties with sustainable consumer appeal; by working to strengthen its relationships with retailers and other resellers and otherwise expanding its channels of distribution; and by pursuing
          opportunities for strategic acquisitions.   See " - Strategy."

          EMPLOYEES

               As of March 31, 1998, the Company had 667 employees, including 237 in Activision Studios, 65 in Activision External Studios, 58 in North American publishing, 74 in corporate finance, operations and administration, 33 in international publishing, and 200 employed in European distribution activities.

               As of March 31, 1998, 98 of the Company's full-time employees were subject to term employment agreements with the Company. These agreements commit such employees to employment terms of between one and three years from the commencement of their respective agreements. Most of the employees subject to such agreements are senior executives of the Company or members of Activision Studios, Activision External Studios or the Company's sales or marketing divisions. Such individuals perform services to the Company as executives, directors, producers, associate producers, computer programmers, game designers, sales directors and marketing product managers. The execution by the Company of employment agreements with such employees, in the Company's experience, significantly reduces the Company's turnover during the development and production of its entertainment software products and allows the Company to plan more effectively for future development activities.

               None of the Company's employees are subject to a collective bargaining agreement, and the Company has experienced no labor-related work stoppages.

          (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

               See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements included in Item 8.

Item 2.   PROPERTIES

               The Company's principal corporate, administrative, and product development offices are located in approximately 98,000 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405. The lease in Santa Monica commenced on May 1, 1997. Prior to such date, the Company's principal corporate, administrative and product development offices were located in approximately 57,000 square feet of leased space located in Los Angeles, California. The following is a listing of the principal offices maintained by the Company at June 1, 1998:

          Location of
          Principal Facilities        Square Feet  Lease Expiration Date
          --------------------------  -----------  -----------------------------
          Santa Monica, California    98,000       April 30, 2007
          Birmingham, United Kingdom  82,000       March 25, 2011 - June 1, 2012
          Burglengenfeld, Germany     35,000       Owned
          London, United Kingdom      10,625       July 23, 2005
          Madison, Wisconsin          6,660        December 31, 2000
          Sydney, Australia           3,400        Month-to-Month
          Gutersloh, Germany          610          June 30, 1998
          Tokyo, Japan                450          July 31, 1999


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

                                       PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "ATVI."

          The following table sets forth for the periods indicated the high and low reported closing sale prices for the Company's Common Stock.

                                                         High          Low
                                                      -----------  -----------
Fiscal 1997
----------------
          First Quarter ended June 30, 1996             $15.00       $11.63
          Second Quarter ended September 30, 1996       $14.38       $ 9.50
          Third Quarter ended December 31, 1996         $14.00       $10.56
          Fourth Quarter ended March 31, 1997           $16.25       $10.00

Fiscal 1998
---------------
          First Quarter ended June 30, 1997             $14.75       $ 9.87
          Second Quarter ended September 30, 1997       $15.25       $11.00
          Third Quarter ended December 31, 1997         $18.63       $13.00
          Fourth Quarter ended March 31, 1998           $17.87       $ 9.50

Fiscal 1999
--------------
          First Quarter through  June 10, 1998          $11.62       $ 9.50

          On June 12, 1998, the reported last sales price for the Common Stock was $10.13. As of March 31, 1998, the Company had approximately 5,000 stockholders of record, excluding banks, brokers and depository companies that are the stockholders of record for the account of beneficial owners.

          The Company's wholly owned subsidiary, CentreSoft, paid cash dividends of $130,000 during fiscal 1997, and $1.3 million in dividends during 1998. All of these dividends were paid by CentreSoft prior to its acquisition by the Company. The Company does not intend to pay any further cash dividends at any time in the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. Future dividends, if any, will depend upon the Company's earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

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

          During the fiscal year ended March 31, 1998, the Company granted warrants to purchase 300,000 shares of Common Stock to id Software in connection with software license agreements. 150,000 of the warrants have an exercise price of $10.38 per share, are immediately exercisable, and expire on May 20, 2007. The remaining 150,000 warrants have an exercise price of $10.50, are immediately exercisable, and expire March 31, 2008.

          Neither the warrants, nor the shares of common stock for which they are exercisable were registered under the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) of the Securities Act. The Company's subsequently registered such shares for resale by id Software.

          In November 1997, the Company issued a total of 3,068,249 shares of Common Stock in connection with the acquisition of CentreSoft and NBG. The shares were not registered under the Securities Act on issuance by reason of the exemption under Section 4(2) of the Securities Act. The Company has subsequently registered such shares under the Securities Act for resale by the former shareholders of CentreSoft and NBG.

          In December 1997, the Company completed the private placement of $60.0 million principal amount of 6 3/4% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible, in whole or in part, at an option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into common stock, $.000001 par value, of the Company, at a conversion price of $18.875 per share, (equivalent to a conversion rate of 52.9801 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after January 10, 2001, subject to premiums through December 31, 2003. Issuance costs totaled
     $2.1 million.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 1998 are derived from the audited consolidated financial statements of the Company. The Consolidated Balance Sheets as of March 31, 1998 and 1997 and the Consolidated Statements of Operations and Statements of Cash Flows for each of the fiscal years in the three-year period ended March 31, 1998, and the report thereon, are included elsewhere in this Form 10-K.


                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      Fiscal Years ended March 31,
                                                                    --------------------------------------------------------------
                                                                      1998          1997          1996         1995          1994
                                                                    --------      --------      --------     --------     --------
     STATEMENT OF OPERATIONS DATA:
       Net revenues                                                 $259,926      $154,644      $ 61,393     $ 40,669     $ 26,604
       Cost of goods sold                                            163,123        87,121        21,749       21,293       15,311
       Gross profit                                                   96,803        67,523        39,644       19,376       11,293
       Operating income (loss)                                        10,129        13,808         2,532       (2,957)      (2,031)
       Income (loss) before income taxes                               9,435        14,041         4,239       (1,365)      (1,853)
       Net income (loss)                                               5,827         9,226         5,530       (1,520)      (1,987)
       Dividends paid and/or accumulated                                (116)       (1,270)            -            -       (3,296)
       Basic net income (loss) per common share                     $   0.31      $   0.52      $   0.36     $  (0.10)    $  (0.78)
       Diluted net income (loss) per common share                   $   0.30      $   0.50      $   0.34     $  (0.10)    $  (0.78)
       Weighted average number of shares used in computing
          basic net income (loss) per common share (1) (4)            18,439        17,362        15,332       15,265        6,753
       Weighted average number of shares used in computing
          diluted net income (loss) per common share (1) (4)          19,310        18,051        16,271       15,265        6,753
     SELECTED OPERATING DATA:
       EBITDA (2)                                                   $ 15,341      $ 17,926      $  5,178     $ (1,015)    $   (366)
     CASH (USED IN) PROVIDED BY:
       Operating activities                                         $ (1,388)     $ (4,824)     $ (3,768)    $ (1,220)    $ (3,080)
       Investing activities                                           (9,234)       (8,127)       (3,045)         244       (2,375)
       Financing activities                                           62,392         8,844         5,041          190       41,971

                                                                                            As of March 31,
                                                                    --------------------------------------------------------------
                                                                      1998          1997          1996         1995          1994
                                                                    --------      --------      --------     --------     --------
      BALANCE SHEET DATA:
      Cash and cash equivalents                                     $ 73,378      $ 21,358      $ 25,288     $ 37,355     $ 38,093
      Working capital                                                120,537        51,838        40,227       40,648       41,218

      Intangible assets                                               23,473        23,749        19,580       20,863       22,146
      Total assets                                                   217,407       119,754        77,613       68,883       68,677
      Long-term debt                                                  60,000             -             -            -            -
      Redeemable and convertible preferred stock                           -         1,500             -            -            -
      Shareholders' equity                                           100,293        81,980        62,999       62,704       63,985

     (1) The Company has presented basic and diluted net income (loss) per share for all periods in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share."
     (2) EBITDA represents income (loss) before interest, income taxes, depreciation and amortization. The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered a substitute for net income, as an indicator of the Company's operating performance or cash flow, as a measure of liquidity.
     (3) Selected Consolidated Financial Data as of and for the year ended March 31, 1997 has been restated to reflect the acquisition of CentreSoft. In addition, weighted average shares outstanding have been restated for periods prior to April 1, 1996 to reflect shares issued in pooling transactions. See Note 2 of Notes to Consolidated Financial Statements.
     (4) Reflects the Company's 1-for-3 reverse stock split effective October 20, 1993. Accordingly, previously reported net income (loss) per common share has been retroactively restated.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES DISCUSSED IN THIS CURRENT REPORT ON FORM 10-K UNDER "FACTORS AFFECTING FUTURE PERFORMANCE." ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.

OVERVIEW

     The Company is a leading international publisher, developer and distributor of interactive entertainment software. The Company currently focuses its publishing, development and distribution efforts on products designed for PCs as well as the Sony PlayStation and the Nintendo 64 console systems. In selecting titles for acquisition or development, the Company pursues a combination of internally and externally developed titles, products based on proven technology and those based on newer technology, and PC and console products.

     Activision distributes its products worldwide through its direct sales force and through third party distributors and licensees. In addition, in November 1997 the Company acquired CentreSoft and NBG, significantly increasing its worldwide distribution. Financial information as of and for the year ended March 31, 1997 has been restated to reflect the CentreSoft acquisition as a pooling of interests.

     The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges and return products within certain specified periods and provides price protection on certain unsold merchandise. Revenue from product sales is reflected after deducting the allowance for returns and price protection. With respect to license agreements which provide customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned. The AICPA's Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 will be effective for all transactions entered into subsequent to March 31, 1998.
The Company is currently in compliance with SOP 97-2 requirements.

     Cost of goods sold related to console, PC and OEM net revenues represents the manufacturing and related costs of computer software and console games. Manufacturers of the Company's computer software are located worldwide and are readily available. Console CDs and cartridges are manufactured by the respective video game console manufacturers, Sony and Nintendo, who often require significant lead time to fulfill the Company's orders. Also included in cost of goods sold is the royalty expense related to amounts due developers, product owners and other royalty participants as a result of product sales and amortization of capitalized software costs. Various contracts are maintained with developers, product owners or other royalty participants which state a royalty rate, territory and term of agreement, among other items. Upon a product's release, prepaid royalties and license fees are charged to cost of goods sold based on the contractual royalty rate.

     Product development costs are accounted for in accordance with accounting standards which provide for the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized to cost of goods sold on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater.

     For products that have been released, management evaluates the future recoverability of prepaid royalties and capitalized software costs on a quarterly basis. Prior to a product's release, the Company expenses, as part of product development costs, capitalized costs when, in management's estimate, such amounts are not recoverable. Management primarily uses the following criteria in evaluating recoverability: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to the Company's budgeted amount.

     As a result of the acquisition of CentreSoft by CentreSoft's management in June 1996 and the commencement of CentreSoft's operations at that time, results of operations for the fiscal year ended March 31, 1997 versus the fiscal year ended March 31, 1996 are not indicative of the comparative results for the Company combined with CentreSoft for the two periods.

     The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, platform and channel:

                                                                                 YEARS ENDED MARCH 31,
                                                   -------------------------------------------------------------------------------
                                                              1998                       1997                       1996
                                                   ------------------------    -----------------------     -----------------------
 Statement of Operations Data:
    Net revenues                                    $259,926        100.0%      $154,644       100.0%       $61,393        100.0%
    Cost of goods sold                               163,123         62.8%        87,121        56.3%        21,749         35.4%
                                                   ----------     ---------    ----------    ---------     ---------     ---------

       Gross profit                                   96,803         37.2%        67,523        43.7%        39,644         64.6%
                                                   ----------     ---------    ----------    ---------     ---------     ---------

    Operating expenses:

       Product development                            28,393         10.9%        18,195        11.8%        17,505         28.5%
       Sales and marketing                            43,738         16.8%        26,297        17.0%        13,920         22.7%
       General and administrative                     11,507          4.4%         7,718         5.0%         4,404          7.2%
       Amortization of intangible assets               1,562          0.6%         1,505         1.0%         1,283          2.1%
       Merger Expenses                                 1,474          0.6%             -            -             -             -
                                                   ----------     ---------    ----------    ---------     ---------     ---------
           Total operating expenses                   86,674         33.3%        53,715        34.8%        37,112         60.5%
                                                   ----------     ---------    ----------    ---------     ---------     ---------

    Operating income                                  10,129          3.9%        13,808         8.9%         2,532          4.1%
       Other income (expense):
           Interest income (expense), net               (694)        (0.3%)          233         0.2%         1,707          2.8%
                                                   ----------     ---------    ----------    ---------     ---------     ---------

 Income before income taxes                            9,435          3.6%        14,041         9.1%         4,239          6.9%
 Income tax provision (benefit)                        3,608          1.4%         4,815         3.1%        (1,291)        (2.1)%
                                                   ----------     ---------    ----------    ---------     ---------     ---------

    Net income                                        $5,827          2.2%        $9,226         6.0%        $5,530          9.0%
                                                   ----------     ---------    ----------    ---------     ---------     ---------
                                                   ----------     ---------    ----------    ---------     ---------     ---------

 NET REVENUES BY TERRITORY:

    North America                                    $86,221         33.2%       $64,184        41.5%       $47,033         76.6%
    Europe                                           160,400         61.7%        80,372        51.9%         6,501         10.6%
    Japan                                              4,435          1.7%         4,504         2.9%         4,768          7.8%
    Australia and Pacific Rim                          6,581          2.5%         4,719         3.1%         2,948          4.8%
    Latin America                                      2,289          0.9%           865         0.6%           143          0.2%
                                                   ----------     ---------    ----------    ---------     ---------     ---------

       Total net revenues                           $259,926        100.0%      $154,644       100.0%       $61,393        100.0%
                                                   ----------     ---------    ----------    ---------     ---------     ---------
                                                   ----------     ---------    ----------    ---------     ---------     ---------
 NET REVENUES BY PLATFORM:
    Console                                         $103,718         39.9%      $ 56,900        36.8%      $  5,161          8.4%
    PC                                               156,208         60.1%        97,744        63.2%        56,232         91.6%
                                                   ----------     ---------    ----------    ---------     ---------     ---------

       Total net revenues                           $259,926        100.0%      $154,644       100.0%       $61,393        100.0%
                                                   ----------     ---------    ----------    ---------     ---------     ---------
                                                   ----------     ---------    ----------    ---------     ---------     ---------

 NET REVENUES BY CHANNEL:
    Retailer/Reseller                               $235,935         90.8%      $133,595        86.4%       $46,192         75.2%
    OEM, Licensing, on-line and other                 23,991          9.2%        21,049        13.6%        15,201         24.8%
                                                   ----------     ---------    ----------    ---------     ---------     ---------
       Total net revenues                           $259,926        100.0%      $154,644       100.0%       $61,393        100.0%
                                                   ----------     ---------    ----------    ---------     ---------     ---------
                                                   ----------     ---------    ----------    ---------     ---------     ---------

 NET REVENUES BY ACTIVITY:

    Publishing                                      $129,111         49.7%      $ 86,483        55.9%      $ 61,393        100.0%
    Distribution                                     130,815         50.3%        68,161        44.1%             -          0.0%
                                                   ----------     ---------    ----------    ---------     ---------     ---------

       Total net revenues                           $259,926        100.0%      $154,644       100.0%       $61,393        100.0%
                                                   ----------     ---------    ----------    ---------     ---------     ---------
                                                   ----------     ---------    ----------    ---------     ---------     ---------

RESULTS OF OPERATIONS - FISCAL YEARS ENDED MARCH 31, 1997 AND 1998

NET REVENUES

     Net revenues for the fiscal year ended March 31, 1998 increased 68.1% from $154.6 million to $259.9 million from the same period last year. This increase was attributable to a 34.3% increase in net revenues in North America from $64.2 million to $86.2 million, a 99.5% increase in net revenues in Europe from $80.4 million to $160.4 million, and a 40.4% increase in net revenues in the Australia and Pacific Rim territory from $4.7 million to $6.6 million.

     Console net revenues increased 82.2% over the prior year to $103.7 million as a result of the initial release of PITFALL 3D (PlayStation), NIGHTMARE CREATURES (PlayStation) and CAR & DRIVER'S GRAND TOUR RACING (PlayStation) as well as an increase in console related distribution net revenues. PC net revenues increased by 59.9% over the prior year to $156.2 million primarily as a result of the initial release of QUAKE II (Windows 95), DARK REIGN: THE FUTURE OF WAR (Windows 95), HEXEN II (Windows 95), BATTLEZONE (Windows 95) and HEAVY GEAR (Windows 95). North America, Europe and Australia net revenues increased as a result of the increase in PC and console revenues. Net OEM, licensing, on-line and other revenues increased 14.3% over the prior year to $24.0 million. The increase was due to an increase in the number of titles made available to OEMS, including 3-D versions of various products.

     Net revenues also increased over the prior fiscal year due to the fact that CentreSoft, which began operations in June 1996, contributed only 10 months of revenue for the year ended March 31, 1997, as opposed to twelve months for the year ended March 31, 1998.

COST OF GOODS SOLD;  GROSS PROFIT

     Gross profit as a percentage of net revenues decreased to 37.2% for the fiscal year ended March 31, 1998, from 43.7% for fiscal 1997. The decrease in gross profit as a percentage of net revenues is due to the increase in net revenues derived from distribution arrangements as opposed to publishing arrangements, the increase in the sales mix of console net revenues versus PC net revenues and the increase in the number of externally developed versus internally developed products. Future determinations of gross profit as a percentage of net revenues will be driven primarily by the mix of new PC and console products released by the Company during the applicable period, the mix of revenues related to publishing arrangements versus distribution arrangements during the applicable period, as well as the mix of internally versus externally developed product releases during the applicable period, the latter in each case resulting in lower gross profit margins.

OPERATING EXPENSES

     Product development expenses for the year ended March 31, 1998 increased 56.0% from the same period last year from $18.2 million to $28.4 million. As a percentage of net revenue, product development expenses decreased from 11.8% to 10.9%. The increase in product development expenses was due to the increased number of new products in development and the increased costs associated with the enhanced content and new technologies incorporated into such products. In addition, product development expenses as a percentage of net revenues decreased primarily as a result of an increase in net revenues from distribution arrangements.

     Sales and marketing expenses for the year ended March 31, 1998 increased 66.2% from the same period last year, from $26.3 million to $43.7 million. As a percentage of net revenues, sales and marketing expenses decreased from 17.0% to 16.8%. The increase in sales and marketing expenses was due to increased marketing and promotional activities necessary to release new titles in an increasingly competitive environment and the Company's expansion of its European and Japanese sales and marketing infrastructures.

     General and administrative expenses for the year ended March 31, 1998 increased 49.4% from the same period last year, from $7.7 million to $11.5 million. These expenses decreased as a percentage of net revenue from 5.0% to 4.4%. The increase in general and administrative expenses was primarily due to an increase in worldwide administrative support needs and headcount related expenses.

     Merger expenses of $1.4 million were incurred during the year ended March 31, 1998 in connection with the Company's acquisitions. See Note 2 of Notes to Consolidated Financial Statements.



OTHER INCOME (EXPENSE)

     Net interest expense was $694,000 for the fiscal year ended March 31, 1998, compared to net interest income of $233,000 for the same period last year. The decrease was primarily as a result of lower average cash and cash equivalent balances and the issuance of the convertible subordinated notes in December 1997. See "Liquidity and Capital Resources."

PROVISION FOR INCOME TAXES

     The Company's effective tax rate was 38.2% for the fiscal year ended March 31, 1998 as compared to 34.3% for the fiscal year ended March 31, 1997. The increase was primarily attributable to the territorial mix of taxable income as well as the tax effect of non-deductible merger expenses.

RESULTS OF OPERATIONS - FISCAL YEARS ENDED MARCH 31, 1996 AND 1997

NET REVENUES

     Net revenues for the fiscal year ended March 31, 1997 increased 151.8% from $61.4 million to $154.6 million from the same period last year. This increase was attributable to a 36.6% increase in net revenues in North America from $47.0 million to $64.2 million, an 1,136.9% increase in net revenues in Europe from $6.5 million to $80.4 million and a 62.1% increase in net revenues in the Australia and Pacific Rim territory from $2.9 million to $4.7 million. The increase in net revenues in Europe was attributable to the CentreSoft acquisition; CentreSoft began operations in June 1996 and, therefore, results of operations and net revenues for fiscal 1996, which are not effected by the CentreSoft acquisition, are not indicative of comparable results for fiscal 1997.

     Console net revenues increased 1,015.7% over the prior year to $56.9 million as a result of the CentreSoft acquisition and the initial release of BLOOD OMEN: LEGACY OF KAIN (PlayStation), MECHWARRIOR 2 (PlayStation and Saturn), POWER MOVE PRO WRESTLING (PlayStation) and TIME COMMANDO (PlayStation). PC net revenues increased by 73.8% over the prior year to $97.7 million primarily as a result of the initial release of MECHWARRIOR 2: MERCENARIES (Windows 95), INTERSTATE '76 (Windows 95), TIME COMMANDO (Windows 95), QUAKE MISSION PACK NO. 1: SCOURGE OF ARMAGON (MS-DOS/Windows 95), QUAKE MISSION PACK NO. 2: DISSOLUTION OF ETERNITY (MS-DOS/Windows 95) and continued sales of MECHWARRIOR 2 (Windows 95/Macintosh) and the CentreSoft acquisition. North America, Europe and Australia net revenues increased as a result of the increases in PC and console revenues.

     OEM net revenues increased 29.9% over the prior year to $13.9 million primarily due to revenues related to enhanced 3-D versions of MECHWARRIOR 2 (Windows 95) and MECHWARRIOR 2: MERCENARIES (Windows 95/D3D). OEM net revenues also included net revenues from INTERSTATE '76 (Windows 95), TIME COMMANDO (Windows 95) and DVD versions of SPYCRAFT (Windows 95) and MUPPET TREASURE ISLAND (Windows 95).

COST OF GOODS SOLD; GROSS PROFIT

     Gross profit as a percentage of net revenues decreased to 43.7% for the fiscal year ended March 31, 1997, from 64.6% for fiscal 1996. The decrease in gross profit as a percentage of net revenues is due to the increase in the sales mix of console net revenues versus PC net revenues and the increase in net revenues from distribution arrangements as opposed to publishing arrangements which resulted from the CentreSoft acquisition. Future determination of gross profit as a percentage of net revenues will be driven primarily by the mix of new PC and console products released by the Company during the applicable period, the mix of revenues related to publishing arrangements versus distribution arrangements during the applicable period, as well as the mix of internal versus external product development, the latter in each case resulting in lower gross profit margins.

OPERATING EXPENSES

     Product development expenses for the year ended March 31, 1997 increased 4.0% from the same period last year from $17.5 million to $18.2 million. As a percentage of revenues, product development expenses decreased from 28.5% to 11.8%. The increase in product development expenses was due to the increased number of new products in development and the increased costs associated with the enhanced content and new technologies incorporated into such products. The impact of these increases, however, was partially offset by a decrease in the number of products in development that contain live action video, which generally have higher production costs. Operating expenses as a percentage of net revenues decreased due in part to the change in mix of internally developed and externally developed products. The costs of internal product development generally are expensed as incurred prior to the product's release and therefore are reflected in operating expenses; the costs of acquired products in the form of advances against royalties generally are amortized against product unit sales or revenues following the release of the product and are identified as royalty expenses and are included in the cost of goods sold. During the 1997 fiscal year, products developed internally by Activision accounted for a smaller portion of the overall number of new products released by the Company as compared to the 1996 fiscal year.

     Sales and marketing expenses for year ended March 31, 1997 increased 89.2% from the same period last year, from $13.9 million to $26.3 million from the same period last year and decreased as a percentage of net revenues from 22.7% to 17.0%. The increase in sales and marketing expenses was due to increased marketing expenses and promotional activities necessary to release new titles in an increasingly competitive environment and the Company's expansion of its European and Japanese sales and marketing infrastructures. The decrease in sales and marketing as a percentage of net revenues was the result of the CentreSoft acquisition, whereby distributed products have less associated sales and marketing expenses than published products.

     General and administrative expenses for the year ended March 31, 1997 increased 75.0% from the same period last year, from $4.4 million to $7.7 million. These expenses decreased as a percentage of net revenues from 7.2% to 5.0%. The increase in general and administrative expenses was primarily due to the CentreSoft acquisition.

OTHER INCOME (EXPENSE)

     Interest income, net decreased to $233,000 for the fiscal year ended March 31, 1997, from $1,707,000 for the fiscal year ended March 31, 1996, as a result of interest expense incurred on CentreSoft debt prior to its acquisition by the Company, as well as the result of lower average cash and cash equivalent balances.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate was 34.3% for the fiscal year ended March 31, 1997. During the fiscal year ended March 31, 1996, the Company recognized a tax benefit of $1.5 million due to a reduction in the Company's deferred tax asset valuation allowance. The reduction reflected the remaining portion of the Company's net operating loss carryforwards, the benefit from which could be recognized in the Company's provision for income taxes. During the fiscal year ended March 31, 1997, the Company recognized an additional $6.6 million reduction to the Company's deferred tax asset valuation allowance, relating to net operating loss carryforwards arising prior to the Company's reorganization, which were credited to additional paid-in capital in shareholders' equity and did not affect net income. The reductions in the valuation allowance during the years ended March 31, 1997 and 1996 resulted principally from the Company's assessment of the realizability of its deferred tax assets, based on recent operating history, as well as an assessment that operations will continue to generate taxable income. Realization of the deferred tax assets depends on the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset of $5.7 million will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

QUARTERLY OPERATING RESULTS

     The Company's quarterly operating results have in the past varied significantly and will likely vary significantly in the future, depending on numerous factors, several of which are not under the Company's control. See
Item 1. Business - "Certain Cautionary Information." Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

The following table is a comparative breakdown of the Company's quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

                                                                             Quarter ended
                                    ------------------------------------------------------------------------------------------------
                                     March 31,    Dec. 31,    Sept. 30,   June 30,    March 31,    Dec. 31,   Sept. 30,    June 30,
                                       1998         1997        1997        1997        1997         1996       1996         1996
                                    ----------- ------------ ----------- ----------- ----------- ----------- -----------  ----------
 Net revenues                         $58,256     $122,141     $53,015     $26,514     $57,586     $60,480     $29,557      $ 7,021
 Gross profit                          22,222       45,063      23,280       6,238      22,027      24,295      15,689        5,512
 Operating income (loss)                  520       15,154       3,107      (8,652)      7,609       8,288       2,137       (4,226)

 Net income (loss)                        126        9,278       1,837      (5,414)      5,116       5,320       1,421       (2,631)
 Net income (loss) per basic
     share                            $  0.01      $  0.50     $  0.10     $ (0.30)    $  0.29     $  0.30     $  0.08      $ (0.17)
 Net income (loss) per diluted
     share                            $  0.01      $  0.47     $  0.09     $ (0.30)    $  0.27     $  0.29     $  0.07      $ (0.17)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased $52.0 million from $21.4 million at March 31, 1997 to $73.4 million at March 31, 1998. Approximately $1.4 million in cash and cash equivalents was used in operating activities during the year ended March 31,1998. Such operating uses of cash are primarily the result of increases in accounts receivable, inventories and prepaid royalties and capitalized software costs. Such increases are offset partially by increases in accounts payable and accrued liabilities.

     In addition, approximately $9.2 million in cash and cash equivalents were used in investing activities. Capital expenditures totaled approximately $8.3 million, which were primarily composed of costs relating to the Company moving its Los Angeles office to a new facility in Santa Monica, California.

     Sources of cash from financing activities totaled $62.4 million for the year ended March 31, 1998 which included $4.8 million in proceeds from exercise of employee stock options. In addition, on December 22, 1997, the Company completed a private placement of $60 million in convertible subordinated notes ("Convertible Notes"). The Convertible Notes have a 6.75% coupon, are due in January 2005 and are convertible, at any time prior to maturity, into shares of the Company's Common Stock at $18.875 per share. Net proceeds from the issuance of the Convertible Notes was approximately $57.9 million. The Company intends to use such net proceeds to fund product development, to acquire third party publishing and distribution rights, to expand the Company's direct sales and marketing capabilities and for general corporate purposes. In addition, the Company may, when and if the opportunity arises, use an unspecified portion of the net proceeds to acquire businesses, products or technologies that it believes are of strategic importance. Pending such uses, the Company intends to invest the net proceeds in short-term money market and other market rate, investment-grade instruments.

     The Company has a $10 million revolving credit and letter of credit facility (the "Facility") with its bank (the "Bank"). The Facility provides the Company the ability to borrow funds and issue letters of credit against eligible domestic accounts receivable up to $10 million. The Facility expires in September 1998. In addition, the Company has a $2 million line of credit agreement (the "Asset Line") with the Bank; drawings under the Asset Line are structured with 36 month repayment terms and the Asset Line of credit expires in September 1998. Borrowings under the Asset Line totaled $1.4 million as of March 31,1998 with an effective borrowing rate of 8.3%.

     In Europe, the Company has a revolving credit facility (the "Europe Facility") with its bank for approximately $8.5 million. The Europe Facility can be used for working capital requirements, and expires in June 2000. The Company had no borrowings under the Europe Facility as of March 31, 1998.

     The Company will use its working capital ($120.5 million at March 31, 1998) to finance ongoing operations, including acquisitions of inventory and equipment, to fund the development, production, marketing and selling of new products, and to obtain intellectual property rights for future products from third parties. Management believes that the Company's existing cash and cash equivalents, together with the proceeds available from the Facility, Asset Line and the Europe Facility, will be sufficient to meet the Company's operational requirements for at least the next twelve months.

     The Company's management currently believes that inflation has not had a material impact on continuing operations.

     Like many other software companies, the year 2000 computer issue creates risk for the Company. If internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has initiated a comprehensive plan to prepare its computer systems for the year 2000 and is currently implementing changes to alleviate any year 2000 incapability. The Company is also contacting critical suppliers of products and service to determine that the supplier's operations and the products and services they provide are year 2000 capable. There can be no assurance that another company's failure to ensure year 2000 capability would not have an adverse effect on the Company. Costs associated with this issue are not expected to be material.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," is effective for financial statements issued for periods ended after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements for the fiscal year ended March 31, 1998 and has presented Basic EPS and Diluted EPS for all periods presented.

     SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 effective April 1, 1998.

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

     The AICPA recently issued Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2) effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt

SOP 97-2 for transactions occurring on or after April 1, 1998. The Company is in compliance with the provisions thereof.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company transacts business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling. However, due to the long-term stability of the pound, the Company has deemed it unnecessary to hedge against foreign currency devaluation at the present time. The volatility of the Pound (and all other applicable currencies) will be monitored frequently throughout the coming year and the Company may require the use of hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks.

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                           ----
            Independent Auditor's Report                                   F-1

            Consolidated Balance Sheets as of March 31, 1998 and 1997      F-2

            Consolidated Statements of Operations for the Years ended
                  March 31, 1998, 1997 and 1996                            F-3

            Consolidated Statements of Changes in Shareholders' Equity
                  for the Years Ended March 31, 1998, 1997 and 1996        F-4

            Consolidated Statements of Cash Flows for the Years Ended
                  March 31, 1998, 1997 and 1996                            F-5

            Notes to Consolidated Financial Statements                     F-6

            Schedule II-Valuation and Qualifying Accounts and Reserves
                  as of March 31, 1998, 1997 and 1996                      F-21

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

                                       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, entitled "Election of Directors" and "Executive Officers and Key Employees" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, entitled "Executive Compensation" and "Indebtedness of Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, entitled "Certain Relationships and Related Transactions" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                                       PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


          (a)  1.   FINANCIAL STATEMENTS  See Item 8. - Consolidated
                    Financial Statements and Supplementary Data Index for
                    Financial Statements and Schedule on page 25 herein.

               2. FINANCIAL STATEMENT SCHEDULE The following financial statement schedule of Activision, Inc. for the years ended March 31, 1998, 1997 and 1996 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Activision, Inc.
                         Schedule II -- Valuation and Qualifying Accounts and
                    Reserves Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.

               3.   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                    Exhibit
                    Number                     Exhibit
                    ------                     -------
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

                    10.1     Mediagenic 1991 Stock Option and Stock Award Plan, as
                             amended (incorporated by reference to Exhibit 4.1 to
                             the Company's Registration Statement on Form S-8,
                             Registration No. 33-63638, filed on December 8, 1995).

                    10.2     Mediagenic 1991 Director Warrant Plan as amended
                             (incorporated by reference to Exhibit 28.2 to the Company's Registration Statement on Form S-8,
                             Registration No. 33-63638, filed on June 1, 1993).

                    10.3 Lease Agreement dated as of December 20, 1996, between the Company and Barclay Curci Investment
                             Company (incorporated by reference to Exhibit
                             10.14 of the Company's Form 10-Q for the quarter ended December 31, 1996.)

                    10.4     Articles of Merger, with the Plan of Merger annexed
                             thereto, between the Company and Raven Software
                             Corporation, as filed with the Department of Financial
                             Institutions of the State of Wisconsin on August 26,
                             1997 (incorporated by reference to Exhibit 2.1 of the
                             Company's Form 8-K filed September 5, 1997).

                    10.5 Share Exchange Agreement dated November 23, 1997, among the Company and the holders of all of the issued and outstanding capital stock of Combined
                             Distribution (Holdings) , Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form
                             8-K filed December 5, 1997).

                    10.6 Purchase Agreement dated as of December 16, 1997, among the Company and Credit Suisse First Boston
                             Corporation, Piper Jaffray, Inc. and UBS
                             Securities LLC (the "Initial Purchasers")
                             (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 23, 1997).

                    10.7     Registration Rights Agreement dated as of December
                             16, 1997, among the Company and the Initial
                             Purchasers (incorporated by reference to Exhibit
                             10.2 of the Company's Form 8-K filed December 23,
                             1997).



                    10.8 Indenture dated as of December 22, 1997, between the Company and State Street Bank and Trust
                             Company of California, N.A., as Trustee
                             (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed December 23, 1997).

                    16.      Letter from Coopers & Lybrand, LLP pursuant to Item 304
                             (a) (3) of Regulation S-K (incorporated by reference to
                             exhibit 16 of the Company's Form 8-K filed January 17,
                             1997.)

                    21.      Principal subsidiaries of the Company.

                    23.      Independent Auditor Consent.

                    27.1     Fiscal 1995 Year to Date Financial Data Schedule.

                    27.2     Fiscal 1996 Year to Date Financial Data Schedule.

                    27.3     Fiscal 1997 Quarters and Year to Date Financial
                             Data Schedule.

                    27.4     Fiscal 1998 Quarters and Year to Date Financial
                             Data Schedule.

     (b) REPORTS ON FORM 8-K. The following reports on Form 8-K have been filed by the Company during the last quarter of the fiscal year ended March 31, 1998:

                    1.   Form 8-K dated January 6, 1998, containing items 5 and
                         7.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 1998

ACTIVISION, INC.


By:     /s/  ROBERT A. KOTICK
   ---------------------------------
         (Robert A. Kotick)
              Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:     /s/  ROBERT A. KOTICK           Chairman, Chief Executive Officer                 June 15, 1998
   ---------------------------------    (Principal Executive Officer) and Director
          (Robert A. Kotick)



By:     /s/  BRIAN G. KELLY             President, Chief Operating                        June 15, 1998
   ---------------------------------    Officer and Director
           (Brian G. Kelly)



By:     /s/  BARRY J. PLAGA             Chief Financial Officer                           June 15, 1998
   ---------------------------------
          (Barry J. Plaga)


By:     /s/  HAROLD A. BROWN            Director                                          June 15, 1998
   ---------------------------------
         (Harold A. Brown)


By:     /s/  BARBARA S. ISGUR           Director                                          June 15, 1998
   ---------------------------------
          (Barbara S. Isgur)


By:     /s/  STEVEN T. MAYER            Director                                          June 15, 1998
   ---------------------------------
          (Steven T. Mayer)


By:    /s/ ROBERT J. MORGADO            Director                                          June 15, 1998
   ---------------------------------
          (Robert J. Morgado)

                             INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of ACTIVISION, INC. and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACTIVISION, INC. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended March 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP


Los Angeles, California
May 12, 1998

PART I.  FINANCIAL INFORMATION.
Item I.  Financial Statements.

                         ACTIVISION, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                          (In thousands except share data)

                                                                        March 31,         March 31,
                                                                          1998              1997
                                                                    ---------------     --------------
                                                                                           Restated
                                                                                        --------------
ASSETS
     Current assets:
          Cash and cash equivalents                                 $        73,378     $       21,358
          Accounts receivable, net of allowances of $12,122 and
            $7,674, respectively                                             69,812             46,633
          Inventories, net                                                   14,920              8,283
          Prepaid royalties and capitalized software costs                   12,444              6,559
          Other current assets                                                1,922              1,222
          Deferred income taxes                                               3,852              1,493
                                                                    ---------------     --------------

               Total current assets                                         176,328             85,548

     Property and equipment, net                                             10,628              5,990
     Deferred income taxes                                                    4,665              4,212
     Other assets                                                             2,313                255
     Excess purchase price over identifiable assets acquired, net            23,473             23,749
                                                                    ---------------     --------------

               Total assets                                         $       217,407     $      119,754
                                                                    ---------------     --------------
                                                                    ---------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Current portion of notes payable to bank                  $           781     $        1,600
          Current portion of subordinated loan stock debenture                    -                683
          Accounts payable                                                   40,150             19,291
          Accrued expenses                                                   14,860             12,136
                                                                    ---------------     --------------

               Total current liabilities                                     55,791             33,710

     Notes payable to bank, less current portion                              1,235                  -
     Convertible subordinated notes                                          60,000                  -
     Subordinated loan stock debentures                                           -              2,533
     Other liabilities                                                           88                 31
                                                                    ---------------     --------------

               Total liabilities                                            117,114             36,274
                                                                    ---------------     --------------

     Commitments and contingencies

     Redeemable preferred stock                                                   -              1,286
     Convertible preferred stock                                                  -                214


     Shareholders' equity:
          Common stock, $.000001 par value, 50,000,000 shares
            authorized, 19,508,415 and 17,113,007 shares issued
            and 19,008,415 and 16,613,077 outstanding, respectively               -                  -
          Additional paid-in capital                                         91,799             78,752
          Retained earnings                                                  13,680              8,664
          Cumulative foreign currency translation                                92               (158)
          Less:  Treasury stock, cost of 500,000 shares                      (5,278)            (5,278)
                                                                    ---------------     --------------

               Total shareholders' equity                                   100,293             81,980
                                                                    ---------------     --------------

          Total liabilities and shareholders' equity                $       217,407     $      119,754
                                                                    ---------------     --------------
                                                                    ---------------     --------------


                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                          ACTIVISION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands except per share data)

                                                                                    For the years ended March 31,
                                                                -------------------------------------------------------------------
                                                                       1998                    1997                    1996
                                                                -------------------     -------------------     -------------------
                                                                                             Restated
                                                                                        -------------------
 Net revenues                                                        $     259,926           $     154,644           $      61,393

 Cost of goods sold                                                        163,123                  87,121                  21,749
                                                                -------------------     -------------------     -------------------

     Gross profit                                                           96,803                  67,523                  39,644
                                                                -------------------     -------------------     -------------------
 Operating expenses:
     Product development                                                    28,393                  18,195                  17,505
     Sales and marketing                                                    43,738                  26,297                  13,920
     General and administrative                                             11,507                   7,718                   4,404
     Amortization of intangible assets                                       1,562                   1,505                   1,283
     Merger expenses                                                         1,474                       -                       -
                                                                -------------------     -------------------     -------------------

         Total operating expenses                                           86,674                  53,715                  37,112
                                                                -------------------     -------------------     -------------------

 Income from operations                                                     10,129                  13,808                   2,532

 Other income (expense), net                                                  (694)                    233                   1,707
                                                                -------------------     -------------------     -------------------

     Income before income taxes                                              9,435                  14,041                   4,239

 Income tax provision (benefit)                                              3,608                   4,815                  (1,291)
                                                                -------------------     -------------------     -------------------

 Net income                                                          $       5,827           $       9,226           $       5,530
                                                                -------------------     -------------------     -------------------
                                                                -------------------     -------------------     -------------------


 Basic net income per share                                          $        0.31           $        0.52           $        0.36
                                                                -------------------     -------------------     -------------------
                                                                -------------------     -------------------     -------------------

 Diluted net income per share                                        $        0.30           $        0.50           $        0.34
                                                                -------------------     -------------------     -------------------
                                                                -------------------     -------------------     -------------------

 Number of shares used in computing basic net
     income per share                                                       18,439                  17,362                  15,332
                                                                -------------------     -------------------     -------------------
                                                                -------------------     -------------------     -------------------

 Number of shares used in computing diluted net
     income per share                                                       19,310                  18,051                  16,271
                                                                -------------------     -------------------     -------------------
                                                                -------------------     -------------------     -------------------



                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                          ACTIVISION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                    (in thousands)

                                                                  Common Stock                   Additional           Retained
                                                     -------------------------------------        Paid-In             Earnings
                                                          Shares               Amount             Capital             (Deficit)
                                                     -------------------------------------------------------------------------------
Balance March 31, 1995                                          14,183                   -    $         67,667    $         (4,822)

   Issuance of common stock pursuant to employee                    50                   -                 224                   -
      stock purchase plan

   Issuance of common stock pursuant to directors                   17                   -                  13                   -
      stock purchase plan

   Purchase of treasury stock                                        -                   -                   -                   -

   Net income for the year                                           -                   -                   -               5,530

   Foreign currency translation adjustment                           -                   -                   -                   -
                                                     -------------------------------------------------------------------------------
Balance March 31, 1996                                          14,250                   -    $         67,904    $            708

   Issuance of common stock                                         63                   -                 822                   -

   Issuance of common stock pursuant to employee                   313                   -               2,209                   -
      stock option plan

   Issuance of common stock pursuant to employee                    19                   -                 179                   -
      stock purchase plan

   Tax benefit attributable to employee                              -                   -                 736                   -
      stock option plan

   Tax benefit derived from net operating loss                       -                   -               6,634                   -
      carryforward utilization

   Issuance of  stock on formation of CentreSoft                 2,468                   -                 268                   -

   Net income for the year                                           -                   -                   -               9,226

   Foreign currency translation adjustment                           -                   -                   -                   -

   Dividends declared                                                -                   -                   -              (1,270)
                                                     -------------------------------------------------------------------------------
Balance March 31, 1997                                          17,113                   -    $         78,752    $          8,664

   Issuance of common stock and common                              82                   -               1,214                   -
      stock warrants

   Issuance of common stock pursuant to employee                   599                   -               4,756                   -
      stock option plan

   Issuance of common stock pursuant to employee                    64                   -                 582                   -
      stock purchase plan

   Tax benefit attributable to employee                              -                   -               1,247                   -
      stock option plan

   Issuance of stock to affect business combinations             1,331                   -                 532                 (56)

   Adjustment for change in year-end of pooled
      subsidiary                                                     -                   -                   -                (639)

   Conversion of Redeemable Preferred Stock                         87                   -               1,286                   -

   Conversion of Subordinated Loan  Stock Debentures               217                   -               3,216                   -

   Conversion of Convertible Preferred Stock                        15                   -                 214                   -

   Net income for the year                                           -                   -                   -               5,827

   Foreign currency translation adjustment                           -                   -                   -                   -

   Dividends declared                                                -                   -                   -                (116)
                                                     -------------------------------------------------------------------------------

Balance March 31, 1998                                          19,508          $        -    $         91,799    $         13,680
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------

                                                          Foreign                   Treasury Stock
                                                          Currency       ------------------------------------       Shareholders'
                                                         Adjustment           Shares              Amount               Equity
                                                     -----------------------------------------------------------------------------
Balance March 31, 1995                               $           (141)                  -                   -    $         62,704

   Issuance of common stock pursuant to employee                    -                   -                   -                 224
      stock purchase plan

   Issuance of common stock pursuant to directors                   -                   -                   -                  13
      stock purchase plan

   Purchase of treasury stock                                       -                 500      $       (5,278)             (5,278)

   Net income for the year                                          -                   -                   -               5,530

   Foreign currency translation adjustment                       (194)                  -                   -                (194)
                                                     -----------------------------------------------------------------------------
Balance March 31, 1996                               $           (335)                500         $    (5,278)   $         62,999

   Issuance of common stock                                         -                   -                   -                 822

   Issuance of common stock pursuant to employee                    -                   -                   -               2,209
      stock option plan

   Issuance of common stock pursuant to employee                    -                   -                   -                 179
      stock purchase plan

   Tax benefit attributable to employee                             -                   -                   -                 736
      stock option plan

   Tax benefit derived from net operating loss                      -                   -                   -               6,634
      carryforward utilization

   Issuance of  stock on formation of CentreSoft                    -                   -                   -                 268

   Net income for the year                                          -                   -                   -               9,226

   Foreign currency translation adjustment                        177                   -                   -                 177

   Dividends declared                                               -                   -                   -              (1,270)
                                                     -----------------------------------------------------------------------------
Balance March 31, 1997                               $           (158)                500       $      (5,278)   $         81,980

   Issuance of common stock and common                              -                   -                   -               1,214
      stock warrants

   Issuance of common stock pursuant to employee                    -                   -                   -               4,756
      stock option plan

   Issuance of common stock pursuant to employee                    -                   -                   -                 582
      stock purchase plan

   Tax benefit attributable to employee                             -                   -                   -               1,247
      stock option  plan

   Issuance of stock to affect business combinations                -                   -                   -                 476

   Adjustment for change in year-end of pooled                                                                                  -
      subsidiary                                                    -                   -                   -                (639)

   Conversion of Redeemable Preferred Stock                         -                   -                   -               1,286

   Conversion of Subordinated Loan  Stock Debentures                -                   -                   -               3,216

   Conversion of Convertible Preferred Stock                        -                   -                   -                 214

   Net income for the year                                          -                   -                   -               5,827

   Foreign currency translation adjustment                        250                   -                   -                 250

   Dividends declared                                               -                   -                   -                (116)
                                                     -----------------------------------------------------------------------------

Balance March 31, 1998                               $             92                 500     $        (5,278)   $        100,293
                                                     -----------------------------------------------------------------------------
                                                     -----------------------------------------------------------------------------

                          ACTIVISION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (in thousands)


                                                                                       For the years ended March 31,
                                                                                 --------------------------------------------------
                                                                                      1998              1997              1996
                                                                                 --------------    --------------    --------------
                                                                                                      Restated
                                                                                                   --------------
 Cash flows from operating activities:
      Net income                                                                    $     5,827      $     9,226       $     5,530
      Adjustments to reconcile net income to net cash used in operating activities:
            Deferred income taxes                                                        (1,563)           3,165            (1,500)
            Adjustment for change in fiscal year-end for pooled subsidiaries               (639)               -                 -
            Depreciation and amortization                                                 5,212            4,118             2,646
            Expense related to common stock warrants                                        200                -                 -
            Loss on disposal of fixed assets                                                  -               34                 -

      Change in assets and liabilities (net of effects of purchases and acquisitions):
            Accounts receivable                                                         (23,179)         (14,249)          (14,343)
            Inventories                                                                  (6,637)          (2,415)           (1,003)
            Prepaid royalties and capitalized software costs                             (4,871)          (2,085)           (2,570)
            Other current assets                                                           (700)             (39)             (841)
            Other assets                                                                    178              (55)             (140)
            Accounts payable                                                             20,859            3,368             2,076
            Accrued expenses                                                              3,868           (5,558)            6,535
            Other liabilities                                                                57             (334)             (176)
                                                                                 --------------    --------------    --------------

      Net cash used in operating activities                                              (1,388)          (4,824)           (3,786)
                                                                                 --------------    --------------    --------------

 Cash flows from investing activities:
      Cash paid by Combined Distribution (Holdings) Ltd. to acquire
        CentreSoft (net of cash acquired)                                                  (812)          (3,878)                -
      Capital expenditures                                                               (8,288)          (4,249)           (3,045)
      Cash used in purchase acquisitions                                                   (246)               -                 -
      Adjustment for effect of poolings                                                     340                -                 -
      Other                                                                                (228)               -                 -
                                                                                 --------------    --------------    --------------

      Net cash used in investing activities                                              (9,234)          (8,127)           (3,045)
                                                                                 --------------    --------------    --------------

 Cash flows from financing activities:
      Proceeds from issuance of common stock                                                  -              268                 -
      Proceeds from issuance of common stock upon exercise of warrants                        -            2,209               237
      Issuance of common stock pursuant to employee stock option
        plan                                                                              4,756                -                 -
      Issuance of common stock pursuant to employee stock purchase plan                     582              179                 -
      Proceeds from issuance of subordinated loan stock debentures                            -            3,216                 -
      Proceeds from issuance of convertible preferred stock                                   -              214                 -
      Proceeds from issuance of redeemable preferred stock                                    -            1,286                 -
      Dividends paid (Combined Distribution (Holdings) Ltd.)                             (1,256)            (130)                -
      Borrowing under line-of-credit agreement                                            8,800            1,600                 -
      Payment under line-of-credit agreement                                             (8,800)               -                 -
      Note payable to bank, net                                                             416                -                 -
      Proceeds from issuance of subordinated convertible notes                           57,900                -                 -
      Purchase of treasury stock                                                              -                -            (5,278)
      Other                                                                                  (6)               2                 -
                                                                                 --------------    --------------    --------------

      Net cash provided by (used in) financing activities                                62,392            8,844            (5,041)
                                                                                 --------------    --------------    --------------

 Effect of exchange rate changes on cash                                                    250              177              (195)
                                                                                 --------------    --------------    --------------

 Net increase (decrease) in cash and cash equivalents                                    52,020           (3,930)          (12,067)
                                                                                 --------------    --------------    --------------

 Cash and cash equivalents at beginning of period                                        21,358           25,288            37,355
                                                                                 --------------    --------------    --------------

 Cash and cash equivalents at end of period                                         $    73,378      $    21,358       $    25,288
                                                                                 --------------    --------------    --------------
                                                                                 --------------    --------------    --------------


 Non-cash activities:
      Stock and warrants to acquire common stock issued in exchange
        for licensing rights                                                        $     1,214      $       822       $         -
      Tax benefit derived from net operating loss carryforward utilization                    -            6,634                 -
      Tax benefit attributable to stock option exercises                                  1,247              736                 -
      Stock issued to affect business combinations                                          136                -                 -
      Subordinated loan stock debentures converted to common stock in
        pooling transaction                                                               3,216                -                 -
      Redeemable preferred stock converted to common stock in pooling                     1,286                -                 -
        transaction
      Convertible preferred stock converted to common stock in pooling                      214                -                 -
        transaction

 Supplemental cash flow information:
      Cash paid for income taxes                                                    $     2,174      $       473       $       124
      Cash paid for interest                                                                675                -                20



                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                          ACTIVISION, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BUSINESS

          The Company is a leading international publisher, developer and distributor of interactive entertainment software. The Company currently focuses its publishing and development efforts on products designed for personal computers ("PCs") as well as the Sony PlayStation and Nintendo 64 console systems. In selecting titles for acquisition or development, the Company currently pursues a combination of internally and externally developed titles, products based on proven technology and those based on new technology, and PC and console products.

          The Company distributes its products worldwide primarily through its direct sales force, its distribution subsidiaries in Europe, and to a lesser extent, through third party distributors and licensees.

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Activision, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

          BASIS OF PRESENTATION

          These consolidated financial statements reflect the pooling of interests of the Company with Combined Distribution (Holdings) Limited ("CentreSoft") from June 28, 1996 (the inception of CentreSoft) (see
          Note 2 "Acquisitions"). As further described in Note 2, certain acquisitions (which occurred after March 31, 1997) have not been retroactively reflected in the historical financial statements of the Company for years ending on or before March 31, 1997, except for weighted averages shares outstanding and earnings per share data, as the impact would be immaterial.

          CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash and short-term investments with original maturities of not more than 90 days.

          CONCENTRATION OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions. At various times during the fiscal years ended March 31, 1998, 1997 and 1996, the Company had deposits in excess of the $100,000 Federal Deposit Insurance Corporation ("FDIC") limit at these financial institutions. At March 31, 1998, the Company had approximately $48.3 million invested in short-term commercial paper and short-term United States government backed securities. The Company's customer base includes retail outlets and distributors including consumer electronics and computer specialty stores, discount chains, video rental stores and toy stores in the United States and countries worldwide. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company generally does not require collateral or other security from its customers.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values due to the relatively short maturities of these instruments. Trade receivables are primarily due from retailers and original equipment manufacturers ("OEMs").

          PREPAID ROYALTIES AND CAPITALIZED SOFTWARE COSTS

          Prepaid royalties primarily represent payments made to independent software developers under development agreements. Also included in prepaid royalties are license fees paid to intellectual property rights holders for use of their trademarks or copyrights. Intellectual property rights which have alternative future uses are capitalized. Capitalized software costs represent costs incurred for development that are not recoupable against future royalties.


          The Company accounts for prepaid royalties relating to development agreements and capitalized software costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," (SFAS No. 86). In accordance with SFAS No. 86, the
          Company capitalizes software development costs and prepaid royalties once technological feasibility is established. Prior to the capitalization of any amounts, the Company evaluates recoverability based on the criteria discussed below. Amounts related to product development which are not capitalized are charged to product development expense. The Company evaluates technological feasibility on a product by product basis. For products where proven game engine technology exists, this may occur early in the development cycle.

          Capitalized software development costs are amortized to cost of goods sold on a straight-line basis over the estimated product life (generally one year or less) commencing upon product release, or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater. Prepaid royalties are expensed to cost of goods sold at the contractual royalty rate based on actual net product sales, or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater.

          For products that have been released, management evaluates the future recoverability of capitalized amounts on a quarterly basis. Prior to a product's release, the Company expenses, as part of product development costs, capitalized costs when, in management's estimate, such amounts are not recoverable. Management primarily uses the following criteria in evaluating recoverability: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to the Company's budgeted amount.

          As of March 31, 1998, prepaid royalties and unamortized capitalized software costs totaled $10,730,000 and $1,714,000, respectively. As of March 31, 1997, prepaid royalties and unamortized capitalized software costs totaled $6,230,000 and $329,000, respectively. Amortization of prepaid royalties and capitalized software costs was $24,944,000, $9,057,000 and $3,451,000 for the years ended March 31, 1998, 1997 and
          1996, respectively. Write-offs of prepaid royalties and capitalized software costs prior to product release were $363,000, $588,000 and $816,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

          INVENTORIES

          Inventories are valued at the lower of cost (first-in, first-out) or market.

          REVENUE RECOGNITION

          Product Sales: The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges or return products within certain specified periods, and provides price protection on certain unsold merchandise. Revenue from product sales is reflected net of the allowance for returns and price protection.

          Software Licenses: For those license agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned.

          The AICPA's Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) will be effective for all transactions entered into subsequent to March 31, 1998. The Company does not believe the adoption of SOP 97-2 will have a material impact on its financial position, results of operations or liquidity.

          ADVERTISING EXPENSES

          The Company expenses advertising and the related costs as incurred. Advertising expenses for the years ended March 31, 1998, 1997 and 1996 were approximately $6,336,000, $3,285,000 and $1,940,000, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

          EXCESS PURCHASE PRICE OVER IDENTIFIABLE ASSETS ACQUIRED, NET

          The excess cost over net assets acquired is being amortized on a straight-line basis over a 20 year period. As of March 31, 1998 and 1997, accumulated amortization amounted to $7,904,000 and $6,342,000, respectively. The Company adopted the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

          OTHER INCOME (EXPENSE)

          Other income (expense), net is comprised of:

                                                Amounts in thousands
                                            1998        1997         1996
                                         --------     -------      --------
 Interest expense                        $ (1,805)    $  (691)     $    (21)
 Interest income                            1,111         924         1,728
                                         --------     -------      --------

                                          $  (694)     $  233       $ 1,707
                                         --------     -------      --------
                                         --------     -------      --------

          INCOME TAXES

          The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Under SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

          NET INCOME PER COMMON SHARE

          Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the consolidated financial statements for the year ended March 31, 1998 and in accordance with SFAS No. 128, all prior periods have been restated to adopt this standard. See Note 9 - "Computation of Net Income Per Share."

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

          STOCK BASED COMPENSATION

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

     2.   ACQUISITIONS

          ACQUISITION OF CENTRESOFT AND NBG

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

          CentreSoft previously used the fiscal year ended April 30 for its financial reporting. Accordingly, the consolidated balance sheet as of March 31, 1997 contained herein includes the financial position of CentreSoft as of April 30, 1997, and the consolidated statement of operations for the year ended March 31, 1997 contained herein include the results of operations of CentreSoft for the period from June 28, 1996 (inception) to April 30, 1997. The month ended April 30, 1997 is also included in the results of operations for the year ended
          March 31, 1998 and for the year ended March 31, 1997.   CentreSoft's
          net revenues and net loss for the month ended April 30, 1997 were approximately $8.0 million and $639,000, respectively.

          Also on November 26, 1997, the Company completed its acquisition of NBG EDV Handels und Verlags GmbH ("NBG") by the issuance of 281,206 shares of the Company's common stock in exchange for all outstanding common stock of NBG. An additional 11,117 shares of common stock were issued in exchange for all the outstanding capital stock of NBG USA, Inc. In addition, as part of the transaction, the Company acquired the real property (including land and buildings) used by NBG that was owned by the two equity owners of NBG, in exchange for assumption of certain debt secured by a mortgage on the property. The transaction was accounted for as an immaterial pooling; accordingly, the Company's operating results were not restated for periods prior to October 1, 1997 and the assets acquired and liabilities assumed were recorded at their historical values. However, weighted average shares outstanding and earnings per share data were retroactively restated for the effect of the NBG acquisition for all periods presented.

          All costs related to the acquisitions of CentreSoft and NBG have been reflected in the Company's consolidated financial statements for the period ended March 31, 1998. Such non-recurring costs were approximately $1.4 million and were comprised primarily of consulting, legal and accounting costs.

          ACQUISITION OF TAKE US! MARKETING GMBH

          On June 13, 1997, the Company completed its acquisition of Take Us! Marketing GmbH ("Take Us!") in exchange for $246,000 in cash and 10,000 shares of the Company's common stock with a value of $136,000. The acquisition of Take Us! was accounted for by the purchase method of accounting. The purchase price of $382,000 exceeded the fair value of net assets acquired of $151,000 resulting in an intangible asset of approximately $231,000.

          ACQUISITION OF RAVEN SOFTWARE CORPORATION

          On August 26, 1997, the Company completed its acquisition of Raven Software Corporation ("Raven") in exchange for 1,040,000 shares of the Company's common stock. This transaction was accounted for as an immaterial pooling; accordingly, periods prior to April 1, 1997 were not restated retroactively for this transaction. However, weighted average shares outstanding and earnings per share data were retroactively restated for the affect of the Raven acquisition for all periods presented.

     3.   PRIVATE PLACEMENT OF CONVERTIBLE SUBORDINATED NOTES

          In December 1997, the Company completed the private placement of $60.0 million principal amount of 6 3/4% convertible subordinated notes due 2005 (the "Notes"). The Notes are convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into common stock, $.000001 par value, of the Company, at a conversion price of $18.875 per share, (equivalent to a conversion rate of 52.9801 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after January 10, 2001, subject to premiums through December 31, 2003. Issuance costs totaled $2.1 million.

     4.   MANAGEMENT BUYOUT OF CENTRESOFT

          On June 28, 1996 CentreSoft's management completed a buyout of CentreSoft ("Management Buyout"). In the Management Buyout, CentreSoft acquired all the outstanding ordinary shares of CentreSoft Limited ("CentreSoft") for approximately $7,428,000 in cash from Centregold plc, a subsidiary of Eidos plc ("Eidos"). The acquisition agreement provided for a contingent payment of a maximum of approximately $812,000 to Eidos if CentreSoft is later sold at above a certain price, resulting in a total purchase price of approximately $8,240,000. This contingent payment has been recorded by the Company as a result of the Company's subsequent acquisition of CentreSoft in November 1997. The Management Buyout was accounted for by the purchase
          method of accounting.   The excess of the purchase price over the
          estimated fair values of the net assets acquired was recorded as an intangible asset in the amount of $6,486,000. This intangible asset is being amortized on a straight-line basis over a 20 year period. Amortization was approximately $324,000 and $238,000 for the years ended March 31, 1998 and 1997, respectively.

          The assets and liabilities of CentreSoft acquired on June 28, 1996 were as follows (amounts in thousands):

                                                             BOOK VALUE
                                                                 &
                                                             FAIR VALUE
                                                           --------------
           Assets:
                Cash and cash equivalents                    $    3,550
                Accounts receivables, net                        12,474
                Inventories                                       2,892
                Fixed assets                                      1,061
                                                           --------------

           Total assets                                          19,977
                                                           --------------

           Liabilities:
                Accounts payable                                 11,331
                Accrued liabilities                               6,892
                                                           --------------

           Total liabilities                                     18,223
                                                           --------------

           Net assets                                             1,754
           Cost in excess of net assets acquired                  6,486
                                                           --------------

           Consideration (including net costs of
             $767) satisfied by cash                         $    8,240
                                                           --------------
                                                           --------------

          To effect the Management Buyout, CentreSoft received proceeds from the issuance of secured subordinated loan stock debentures, redeemable preferred stock, convertible preferred stock, "A" ordinary shares, "B" ordinary shares and ordinary shares.

          SECURED SUBORDINATED LOAN STOCK DEBENTURES

          Proceeds from the issuance of the Secured Subordinated Loan Stock Debentures ("Debentures") totaled $3,216,000. The Debentures bore interest at the rate of 15% per annum. In connection with the acquisition of CentreSoft by the Company on November 26, 1997, the Debentures were exchanged for 217,405 shares of the Company's common stock.

          REDEEMABLE PREFERRED STOCK

          Proceeds from the issuance of the 800,000 shares of Redeemable Preferred Stock with a stated par value of $0.16 per share totaled $1,286,000. The Preferred Stock was entitled to a cumulative dividend of $0.19 per share per annum. In connection with the acquisition of CentreSoft by the Company the Preferred Stock was exchanged for 86,962 shares of the Company's common stock.

          CONVERTIBLE PREFERRED STOCK

          Proceeds from the issuance of 133,333 shares of Convertible Preferred Stock with a stated par value of $1.61 per share totaled $214,000. The Convertible Preferred Stock was entitled to a dividend of 12% per annum.

          The Convertible Preferred Stock was convertible into Ordinary Shares on a one-for-one basis in the event the Company had not redeemed the Redeemable Preferred Stock or Convertible Preferred Stock by the period ending six months after the final redemption date of January 31, 2001. In connection with the acquisition of CentreSoft by the Company, on November 26, 1997, the Convertible Preferred Stock was exchanged for 14,494 shares of the Company's common stock.

          "A" ORDINARY SHARES, "B" ORDINARY SHARES  AND ORDINARY SHARES

          CentreSoft had three classes of ordinary shares outstanding, consisting of "A" Ordinary Shares, "B" Ordinary Shares and Ordinary Shares. Each class had a stated par value of $0.02 per share. Proceeds from the issuance of the 47,059 shares of "A" Ordinary Shares, 19,608 shares of "B" Ordinary Shares and 100,000 shares of Ordinary Shares was $76,000, $31,000 and $161,000, respectively.

          Subject to payment of the dividends on the Redeemable Preferred Stock and the Convertible Preferred Stock (including any arrears or accruals), the holders of the "A" Ordinary Shares and "B" Ordinary Shares received a fixed cumulative net dividend of $0.16 per share per annum ("Ordinary Dividend") and a cumulative preferential dividend which, when added to the Ordinary Dividend, equaled the higher of 20% of the net profits (as defined in CentreSoft's Articles of Association) and the dividends declared on any other class of share capital of CentreSoft for the relevant financial year. The balance of any profits declared by the Board to be distributed by way of dividends for a financial year are to be distributed pro rata among the holders of the "B" Ordinary Shares, the "A" Ordinary Shares and the Ordinary Shares.

          In connection with the acquisition of CentreSoft by the Company on November 26, 1997, the "A" Ordinary Shares, "B" Ordinary Shares and Ordinary Shares were exchanged for 781,608, 25,661 and 1,660,913 shares of the Company's common stock, respectively.

          DIVIDENDS

          In accordance with the terms of the Redeemable Preferred Stock, Convertible Preferred Stock, the "A" Ordinary shares, the "B" Ordinary shares and the Ordinary shares, CentreSoft declared dividends on September 30 and December 31, 1996 and March 31 and June 27, 1997 totaling as follows (amounts in thousands):

                Redeemable Preferred Stock, $0.19 per share             $   130
                Convertible Preferred Stock, 12% per annum                   21
                "A" Ordinary Shares                                           6
                "B" Ordinary Shares                                           4
                Ordinary Shares                                             268
                Participating "A" and "B" Ordinary Shares,
                  $12.60 per share                                          841
                                                                       ---------

                                                                         $1,270
                                                                       ---------
                                                                       ---------

          In connection with the acquisition of CentreSoft by the Company, dividends were only declared and paid on the Redeemable Preferred Stock, Convertible Preferred Stock, "A" Ordinary shares and the "B" Ordinary shares through the date of the Company's acquisition of CentreSoft due to the exchange of these securities for common stock of the Company.

     5.   INVENTORIES

          Inventories at March 31, 1998 and 1997 reflect an adjustment to net realizable value of approximately $828,000 and $471,000, respectively. The provisions for net realizable value for the years ended March 31, 1998, 1997 and 1996 were approximately $1,082,000, $478,000 and
          $532,000, respectively. Inventories, net of reserves, consisted of (amounts in thousands):

                                                March 31, 1998   March 31, 1997
                                               ---------------- ----------------
                Purchased parts and components  $       1,409   $         1,162
                Finished goods                         13,511             7,121
                                               ---------------- ----------------

                                                $      14,920   $         8,283
                                               ---------------- ----------------
                                               ---------------- ----------------

          Included in finished goods at March 31, 1998 and 1997 are expected inventory returns at a net realizable value of $1,276,000 and $837,000, respectively.

     6.   PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives or the lease term: building, 30 years; computer equipment, office furniture and other equipment, 3 years; leasehold improvements, through the life of the lease.
          Property and equipment, stated at cost, was as follows (amounts in thousands):

                                                March 31, 1998   March 31, 1997
                                               ---------------- ----------------
                Land                               $        581               -
                Building                                    113               -
                Computer equipment                       15,461     $    11,561
                Office furniture and other                2,967             887
                  equipment
                Leasehold improvements                    2,974           1,584
                                               ---------------- ----------------

                                                         22,096          14,032
                Less accumulated depreciation
                  and amortization                      (11,468)         (8,042)
                                               ---------------- ----------------

                                                   $     10,628     $     5,990
                                               ---------------- ----------------
                                               ---------------- ----------------

          Depreciation expense for the years ended March 31, 1998, 1997 and 1996 was $3,836,000, $2,613,000 and $1,362,000, respectively.

7.   ACCRUED EXPENSES

     Accrued expenses were as follows (amounts in thousands):

                                                     March 31,     March 31,
                                                       1998          1997
                                                   -----------    ----------
           Accrued royalties                       $    5,996     $    4,173
           Accrued selling and marketing costs          2,937          1,680
           Dividends payable                                -          1,144
           Income tax payable                           1,360            329
           Accrued interest expense                     1,125              -
           Other                                        3,442          4,810
                                                   -----------    ----------

                                                   $   14,860     $   12,136
                                                   -----------    ----------
                                                   -----------    ----------

8.   OPERATIONS BY GEOGRAPHIC AREA

     The following table summarizes the geographic operations of the Company (amounts in thousands):

                                                    Year ended March 31,
                                         ----------------------------------------
                                             1998          1997           1996
                                         ----------     ---------      ----------
     Net revenues:
         North America                   $   86,221     $  64,184      $   47,033
         Europe                             160,400        80,372           6,501
         Japan                                4,435         4,504           4,768
         Australia and Pacific Rim            6,581         4,719           2,948
         Latin America                        2,289           865             143
                                         ----------     ---------      ----------

           Total net revenues            $  259,926     $ 154,644      $   61,393
                                         ----------     ---------      ----------
                                         ----------     ---------      ----------


     Operating income:
         North America                   $    1,480     $   9,137      $      873
         Europe                               7,726         4,271             189
         Japan                                  273         (395)           1,190
         Australia and Pacific Rim              125           832             280
         Latin America                          525          (37)               -
                                         ----------     ---------      ----------

           Total operating income        $   10,129     $  13,808      $    2,532
                                         ----------     ---------      ----------
                                         ----------     ---------      ----------

                                           March 31,     March 31,      March 31,
                                             1998          1997           1996
                                         ----------     ---------      ----------
     Assets:
         North America                   $  161,202     $  81,833      $   73,377
         Foreign (principally Europe)        56,205        37,921           4,236
                                         ----------     ---------      ----------

           Total assets                  $  217,407     $ 119,754      $   77,613
                                         ----------     ---------      ----------
                                         ----------     ---------      ----------

9.   COMPUTATION OF NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share:

                                                (amounts in thousands, except per share data)
                                                      1998           1997           1996
                                                 ----------     ----------      ----------
     NUMERATOR
     Net income                                  $    5,827     $    9,226      $    5,530
         Preferred stock dividends                     (116)          (151)              -
                                                 ----------     ----------      ----------
         Numerator for basic and diluted net
         income per share-income available to
         common stockholders                     $    5,711     $    9,075      $    5,530

     DENOMINATOR
     Denominator for basic net income per share-
     weighted average shares outstanding             18,439         17,362          15,332

     Effect of dilutive securities:
         Employee stock options                         801            689             939

     Warrants to purchase common stock                   70              -               -
                                                 ----------     ----------      ----------

     Potential dilutive common shares                   871            689             939
                                                 ----------     ----------      ----------

         Denominator for diluted net income per
         share-adjusted weighted average shares
         and assumed conversions                     19,310         18,051          16,271
                                                 ----------     ----------      ----------
                                                 ----------     ----------      ----------

         Basic net income per share              $     0.31     $     0.52      $     0.36
                                                 ----------     ----------      ----------
                                                 ----------     ----------      ----------
         Diluted net income per share            $     0.30     $     0.50      $     0.34
                                                 ----------     ----------      ----------
                                                 ----------     ----------      ----------

     Weighted average options to purchase 1,978,000, 2,838,000 and 1,738,000 shares of common stock were outstanding for the years ended March 31, 1998, 1997 and 1996, respectively, but were not included in the calculations of diluted earnings per share because their effect would be antidilutive. Convertible subordinated notes and convertible preferred stock were not included in the calculations of diluted earnings per share because their effect would be antidilutive.

10.  INCOME TAXES

     Domestic and foreign income (loss) before income taxes and details of the income tax provision (benefit) are as follows (amounts in thousands):

                                                       Year ended March 31,
                                             --------------------------------------
                                                 1998         1997         1996
                                             ----------   ----------     ----------
      Income (loss) before income taxes:
           Domestic                          $   (2,103)  $    5,896     $    3,681
           Foreign                               11,538        8,145            558
                                             ----------   ----------     ----------
                                             $    9,435   $   14,041     $    4,239
                                             ----------   ----------     ----------
                                             ----------   ----------     ----------

      Income tax expense (benefit)
           Current:
                Federal                      $    1,175   $      383     $      106
                State                                14           31             25
                Foreign                           3,984        1,236             78
                                             ----------   ----------     ----------
                     Total current                5,173        1,650            209
                                             ----------   ----------     ----------

           Deferred:
                Federal                          (2,580)      (2,961)        (1,369)
                State                              (232)      (1,244)          (131)
                                             ----------   ----------     ----------
                     Total deferred              (2,812)      (4,205)        (1,500)
                                             ----------   ----------     ----------
      Add back benefit credited to
        additional paid-in capital:
          Tax benefit related to stock
            option exercises                      1,247          736              -
          Tax benefit related to
            utilization of pre-bankruptcy
            net operating loss carryforwards          -        6,634              -
                                             ----------   ----------     ----------

                                                  1,247        7,370              -
                                             ----------   ----------     ----------
                                             $    3,608   $    4,815    $    (1,291)
                                             ----------   ----------     ----------
                                             ----------   ----------     ----------

     The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

                                                              Year ended March 31,
                                                         --------------------------
                                                           1998     1997     1996
                                                         --------  -------  -------
      Federal income tax provision at statutory rate        34.0%    35.0%    34.0%
      State taxes, net of federal benefit                   (1.2%)    2.6%       -
      Benefit of net operating loss carryforward               -        -    (25.7%)
      Nondeductible amortization                             4.4%     3.0%    10.3%
      Nondeductible merger fees                              3.6%       -        -
      Future (current) deductible reserves                     -        -     (4.9%)
      Research and development credits                      (5.3%)   (6.4%)   (8.7%)
      Incremental effect of foreign tax rates                0.7%    (3.1%)   (0.5%)
      Increase (reduction) of valuation allowance              -      3.1%   (35.4%)
      Other                                                  2.0%     0.1%     0.4%
                                                         --------  -------  -------
                                                             38.2%    34.3%  (30.5%)
                                                         --------  -------  -------
                                                         --------  -------  -------

     The components of the net deferred tax asset and liability were as follows (amounts in thousands):

                                            March 31, 1998      March 31, 1997
                                            --------------       --------------
          Deferred asset:
            Allowance for bad debts             $      358           $      272
            Allowance for sales returns              3,241                  441
            Miscellaneous                              521                   99
            Tax credit carryforwards                 3,320                2,553
            Net operating loss carryforwards         9,184               10,447
                                            --------------       --------------
               Deferred tax asset                   16,624               13,812
               Valuation allowance                  (8,107)              (8,107)
                                            --------------       --------------

               Net deferred tax asset           $    8,517           $    5,705
                                            --------------       --------------
                                            --------------       --------------

     During the year ended March 31, 1996, the Company recognized a tax benefit of $1.5 million through a reduction in the Company's deferred tax asset valuation allowance. The reduction reflected the remaining portion of the Company's net operating loss carryforwards, the benefit from which could be recorded in the Company's provision for income taxes. In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants, benefits from loss carryforwards arising prior to the Company's reorganization are recorded as additional paid-in capital. During the year ended March 31, 1997, $6.6 million of such benefit was recognized through a reduction in the valuation allowance. No further reduction was recognized in fiscal 1998. The reductions in the valuation allowance during the years ended March 31, 1997 and 1996 were determined based on the Company's assessment of the realizability of its deferred tax assets, which assessment was based on recent operating history, and the Company's expectation that operations will continue to generate taxable income, as well as other factors. Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset of $8.5 million will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

     The Company's available net operating loss carryforward for federal tax reporting purposes approximates $25.8 million and is subject to certain limitations as defined under Section 382 of the Internal Revenue Code.
     The net operating loss carryforwards expire from 1999 to 2009. The Company has tax credit carryforwards of approximately $2.4 million and $900,000 for federal and state purposes, respectively.

11.  COMMITMENTS AND CONTINGENCIES

     BANK LINE OF CREDIT

     As of March 31, 1998, the Company has a $10.0 million revolving credit and letter of credit facility (the "Facility") with its bank (the "Bank"). The Facility currently provides the Company with the ability to borrow funds and issue letters of credit against eligible domestic accounts receivable up to $10.0 million. The Facility expires in September 1998. In addition, the Company has entered into a $2.0 million line of credit agreement (the "Asset Line") with the Bank. Drawings under the Asset Line are structured with 36 month repayment terms and the Asset Line expires in September 1998. Borrowings under the Asset Line totaled $1.2 million as of March 31, 1998 with an effective borrowing rate of 8.3%.

     In addition, the Company has a revolving credit facility (the "Europe Facility") with its bank in Europe for approximately $8.5 million. The Europe Facility can be used for working capital requirements and expires in June 2000. The Company had no borrowings outstanding against the Europe facility as of March 31, 1998.

     LEASE OBLIGATIONS

     The Company leases certain of its facilities under non-cancelable operating lease agreements. Total future minimum lease commitments as of March 31, 1998 are as follows (amounts in thousands):


               Year ending March 31,
                      1998                   $2,873
                      1999                    2,576
                      2000                    2,671
                      2001                    2,675
                      2002                    2,675
                      Thereafter             15,250
                                           --------
                                             28,720
                                           --------
                                           --------

     Rent expense for the years ended March 31, 1998, 1997 and 1996 was approximately $3,219,000, $2,279,000 and $1,348,000, respectively.

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

12.  STOCKHOLDERS' EQUITY

     STOCK OPTION PLAN

     The Company has a stock option plan (the "Stock Option Plan") for the benefit of officers, employees, consultants and others. The Stock Option Plan permits the granting of non-qualified stock options, incentive stock options ("ISOs"), stock appreciation rights ("SARs"), restricted stock awards, deferred stock awards and other Common Stock-based awards. As of March 31, 1998, the total number of shares of Common Stock available for distribution under the Stock Option Plan was 7,666,667. The plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were 258,480 remaining shares available for grant under the Stock Option Plan as of March 31, 1998.

     The stock option exercise price is determined at the discretion of the Board of Directors, and for ISOs, is not to be less than the fair market value of the Company's common stock at the date of grant, or in the case of non-qualified options, must exceed or be equal to 85% of fair market value at date of grant. Options typically become exercisable in equal installments over a period not to exceed five years and must be exercised within 10 years of date of grant. Historically, stock options have been granted with exercise prices equal to or greater than the fair market value at the date of grant.

     Stock Option Plan activity was as follows (amounts in thousands, except weighted average exercise price amounts):




                                                  1998                      1997                      1996
                                          --------------------     ---------------------      ---------------------
                                           Shares     Wtd Avg       Shares        Wtd Avg      Shares       Wtd Avg
                                            (000)    Ex Price        (000)       Ex Price       (000)      Ex Price
                                          -------   ----------     -------    ----------      -------     ---------
      Outstanding at beginning of year      5,228   $    11.69       3,725    $    11.37        1,190     $    5.20
           Granted                          2,776   $    12.14       1,997    $    11.28        2,805     $   13.61
           Exercised                         (599)  $     8.35        (313)   $     7.05          (50)    $    4.54
           Forfeited                       (1,187)  $    14.45        (181)   $     9.24         (220)    $    6.07
           Expired                              -            -           -             -            -             -
                                          -------   ----------     -------    ----------      -------     ---------
      Outstanding at end of year            6,218   $    11.47       5,228    $    11.69        3,725     $   11.37
                                          -------   ----------     -------    ----------      -------     ---------
                                          -------   ----------     -------    ----------      -------     ---------

      Exercisable at end of year            2,532   $     9.78       3,292    $    12.62          334     $    4.55



     The range of exercise prices for options outstanding as of March 31, 1998 was $.75 to $21.18. The range of exercise prices for options is wide due to increases and decreases in the Company's stock price over the period of
     the grants.   For the year ended March 31, 1998, 2,019,000 options were
     granted at an exercise price equal to the fair market value on the date of grant, and 757,000 options were granted at an exercise price greater than fair market value on the date of grant.

     The following tables summarize information about options outstanding at March 31, 1998:

                                                  Outstanding Options
                                        ----------------------------------------
                                                       Remaining
                                                        Weighted
                                                          Avg
                                          Shares      Contractual      Wtd Avg
                                           (000)          Life         Exercise
                                                       (in years)       Price
                                        -----------   ------------  ------------
           Range of exercise prices:
                $.75 to $6.00                   767         6.25           $4.82
                $6.12 to  $9.50                 771         8.34           $8.59
                $9.75 to $9.87                  687         8.86           $9.85
                $10.00 to $10.87              1,161         8.89          $10.64
                $10.88 to $13.00                943         8.63          $12.32
                $13.13 to $14.37                637         7.99          $13.62
                $14.50 to $21.18              1,252         8.05          $18.01
                                        -----------   ------------  ------------

                Total                         6,218         8.30          $11.47
                                        -----------   ------------  ------------
                                        -----------   ------------  ------------

                                                       Exercisable Options
                                                  -----------------------------
                                                     Shares         Wtd Avg
                                                      (000)      Exercise Price
                                                  ------------   --------------
           Range of exercise prices:
                $.75 to $6.00                              538            $4.54
                $6.12 to  $9.50                            251            $7.89
                $9.75 to $9.87                             624            $9.86
                $10.00 to $10.87                           442           $10.44
                $10.88 to $13.00                           174           $11.88
                $13.13 to $14.37                           291           $13.55
                $14.50 to $21.18                           212           $16.57
                                                  ------------   --------------

                Total                                    2,532            $9.78
                                                  ------------   --------------
                                                  ------------   --------------


     These options will expire if not exercised at specific dates ranging from January 2002 to March 2008. Prices for options exercised during the three year period ended March 31, 1998 ranged from $1.50 to $15.75.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan for all eligible employees (the "Purchase Plan"). Under the Purchase Plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or last day of each six-month period (the "Offering Period"). Employees may purchase shares having a value not exceeding 10% of their gross compensation during an Offering Period. Employees purchased 24,600 shares at a price of $9.35 per share and 38,500 shares at a price of $9.14 per share during the Purchase Plan's offering period ended September 30, 1997 and March 31, 1998, respectively. As of March 31, 1998, 117,900 shares were reserved for future issuance under the Purchase Plan.

     EMPLOYEE RETIREMENT PLAN

     The Company has a retirement plan covering substantially all of its eligible employees. The retirement plan is qualified in accordance with
     Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes 5% of each dollar contributed by a participant. The Company's matching contributions to the plan were $40,000, $25,000 and $10,000 during the years ended March 31, 1998, 1997 and 1996, respectively.

     DIRECTOR WARRANT PLAN

     The Director Warrant Plan provides for the automatic granting of warrants ("Director Warrants") to purchase 16,667 shares of the Common Stock to each director of the Company who is not an officer or employee of the Company or any of its subsidiaries. Director Warrants granted under the Director Warrant Plan vest 25% on the first anniversary of the date of grant, and 12.5% each six months thereafter. The Director Warrant Plan expired on December 19, 1996. The expiration had no effect on the outstanding Warrants. As of March 31, 1998, there were no shares of Common Stock available for distribution under the Director Warrant Plan.

     Director Warrant activity was as follows (amounts in thousands, except weighted average exercise price amounts):





                                                  1998                      1997                      1996
                                          --------------------     ---------------------      ---------------------
                                           Shares     Wtd Avg       Shares        Wtd Avg      Shares       Wtd Avg
                                            (000)    Ex Price        (000)       Ex Price       (000)      Ex Price
                                          -------   ----------     -------    ----------      -------     ---------
      Outstanding at beginning of year         73        $4.43          73         $4.43           50         $0.75
           Granted                              -            -           -             -           60          7.50
           Exercised                            -            -           -             -          (17)         0.75
           Forfeited                            -            -           -             -          (20)         7.50
           Expired                              -            -           -             -            -             -
                                          -------   ----------     -------    ----------      -------     ---------
      Outstanding at end of year               73        $4.43          73         $4.43           73         $4.43
                                          -------   ----------     -------    ----------      -------     ---------
                                          -------   ----------     -------    ----------      -------     ---------

      Exercisable at end of year               73        $4.43          73         $4.43           39         $2.47



     The range of exercise prices for Director Warrants outstanding as of March 31, 1998 was $.75 to 8.50. The range of exercise prices for director warrants is wide due to increases and decreases in the Company's stock
     price over the period of the grants.   As of March 31, 1998, 33,300 of the
     outstanding and vested Director Warrants have a weighted average remaining contractual life of 3.78 years and a weighted average exercise price of $.75; 20,000 of the outstanding and vested Director Warrants have a weighted average remaining contractual life of 6.82 years and a weighted average exercise price of $6.50; and 20,000 of the outstanding and vested Director Warrants have a weighted average remaining contractual life of
     6.82 years and a weighted average exercise price of $8.50.

     OTHER WARRANTS

     During the fiscal year ended March 31, 1997, the Company granted 40,000 warrants to purchase Common Stock with a weighted average exercise price of $12.02 to two of its outside directors in connection with their election to the Board. Such warrants have vesting terms identical to the Director Warrants and expire within 10 years. As of March 31, 1998, 10,125 of such warrants were vested and exercisable.

     During the fiscal year ended March 31, 1998, the Company granted warrants to purchase 300,000 shares of Common Stock to an outside developer in connection with software license agreements. Of the warrants, 150,000 have an exercise price of $10.38 per share, are immediately exercisable, and expire on May 20, 2007. The remaining 150,000 warrants have an exercise price of $10.50, are immediately exercisable, and expire March 31, 2008. The Company has accounted for the fair value of the warrants.

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

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Purchase Plan and Director Warrant Plan, collectively called "options") granted during fiscal 1996, 1997 and 1998 under the fair value method of that statement. The fair value of options granted in the years ended March 31, 1998, 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                      Stock Option Plan           Purchase Plan         Director Warrant Plan
                                    ---------------------    ----------------------    -----------------------
                                     1998    1997    1996     1998     1997    1996     1998      1997    1996
                                    -----   -----   -----    -----    -----   -----    -----     -----   -----
      Expected life (in years)        3.0     2.2     3.7      0.5      0.5       -        -        -       2.0
      Risk free interest rate       5.62%   6.45%   6.45%    5.62%    6.45%       -        -        -     6.45%
      Volatility                      .63     .60     .60      .71      .60       -        -        -       .60
      Dividend yield                    -       -       -         -        -      -        -        -         -



     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of Stock Option Plan shares granted during the years ended March 31, 1998, 1997 and 1996 was $4.49, $4.04 and $3.74 per share, respectively. The weighted average estimated fair value of Employee Purchase Plan shares granted during the year ended March 31, 1998 and 1997 were $2.65 and $2.89, respectively. The weighted average estimated fair value of Director Warrants granted during
     the year ended March 31, 1997 was $2.27.   No Director Warrants were
     granted during the year ended March 31, 1998.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (amounts in thousands except for net income (loss) per share information):

                                                       Year ended March 31,
                                                     ------------------------
                                                       1998     1997    1996
                                                     ------   -------  ------
     Pro forma net income (loss)                     $  (52)  $ 5,947  $2,302
     Pro forma basic net income per share            $ 0.00   $  0.33  $ 0.15
     Pro forma diluted net income per share          $ 0.00   $  0.32  $ 0.14

     The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted during fiscal 1996 through 1998, the pro forma effect will not be fully reflected until the fiscal year ended March 31, 2000.

13.   QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

                                                                      Quarter Ended
                                                   ------------------------------------------------------

                                                                                                                 Year
     (Dollars in thousands, except per share data)  June 30        Sept 30         Dec 31         Mar 31         Ended
                                                   ---------      ---------      ---------      ---------      ---------
     Fiscal 1998:
          Net revenues                             $  26,514      $  53,015      $ 122,141      $  58,286      $ 259,926
          Operating income (loss)                     (8,652)         3,107         15,154            520         10,129
          Net income (loss)                           (5,414)         1,837          9,278            126          5,827
          Basic income (loss) per share                (0.30)          0.10           0.50           0.01           0.31
          Diluted net income (loss) per share          (0.30)          0.09           0.47           0.01           0.30

          Common stock price per share
               High                                $   14.75      $   15.25      $   18.63      $   17.87      $   18.63
               Low                                      9.87          11.00          13.00           9.50           9.50

     Fiscal 1997:
          Net revenues                             $   7,021      $  29,557      $  60,480      $  57,586      $ 154,644
          Operating income (loss)                     (4,226)         2,137          8,288          7,609         13,808
          Net income (loss)                           (2,631)         1,421          5,320          5,116          9,226
          Basic income (loss) per share                (0.17)          0.08           0.30           0.29           0.52
          Diluted net income (loss) per share          (0.17)          0.07           0.29           0.27           0.50

          Common stock price per share
               High                                $   15.00      $   14.38      $   14.00      $   16.25      $   16.25
               Low                                     11.63           9.50          10.56          10.00           9.50

                                                                     SCHEDULE II

                         ACTIVISION, INC. AND SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (Amounts in thousands)



                      Col. A                             Col. B              Col. C               Col. D             Col. E
                      ------                             ------              ------               ------             ------
                                                       Balance at
                                                      Beginning of                              Deductions       Balance at End of
                    Description                          Period             Additions           (Describe)           Period
 ---------------------------------------------------------------------------------------------------------------------------------
 Year ended March 31, 1998

      Allowance for sales returns,
          price protection and doubtful         $     7,674         $    35,977          $    31,529  (A)      $  12,122
          accounts

      Inventory valuation                       $       471         $     1,082          $       725  (B)      $     828

      Deferred tax valuation allowance          $     8,107                   -                    -           $   8,107

 Year ended March 31, 1997


      Allowance for sales returns,
          price protection and doubtful         $     7,005         $    18,878          $    18,209  (A)      $   7,674
          accounts

      Inventory valuation                       $       145         $       478          $       152  (B)      $     471

      Deferred tax valuation allowance          $    14,305         $       436          $     6,634           $   8,107


 Year ended March 31, 1996

      Allowance for sales returns,
          price protection and doubtful         $     4,469         $    12,402          $     9,866  (A)      $   7,005
          accounts

      Inventory valuation                       $       357         $       532          $       744  (B)      $     145

      Deferred tax valuation allowance          $    16,500         $      (695)         $     1,500           $  14,305



(A) Actual write-offs of uncollectible accounts receivable or sales returns and price protection.
(B) Actual write-offs of obsolete inventory, scrap and reduction in carrying value of certain portions of inventory.

                                    EXHIBIT INDEX

ITEM 14(a).  EXHIBITS.

   Exhibit                                                                 Sequential Page
   Number   Exhibit                                                            Number
   ------   -------                                                            ------

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

    10.1 Mediagenic 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration
             No. 33-63638, filed on December 8, 1995).

    10.2     Mediagenic 1991 Director Warrant Plan as amended
             (incorporated by reference to Exhibit 28.2 to the Company's
             Registration Statement on Form S-8, Registration No.
             33-63638, filed on June 1, 1993).

    10.3     Lease Agreement dated as of December 20, 1996, between the
             Company and Barclay Curci Investment Company (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the quarter ended December 31, 1996.)

    10.4 Articles of Merger, with the Plan of Merger annexed thereto, between the Company and Raven Software Corporation, as filed with the Department of Financial Institutions of the State of Wisconsin on August 26, 1997 (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed September 5,
             1997).

    10.5     Share Exchange Agreement dated November 23, 1997, among the
             Company and the holders of all of the issued and outstanding capital stock of Combined Distribution (Holdings) , Inc.
             (incorporated by reference to Exhibit 10.1 of the Company's
             Form 8-K filed December 5, 1997).

    10.6     Purchase Agreement dated as of December 16, 1997, among the
             Company and Credit Suisse First Boston Corporation, Piper
             Jaffray, Inc. and UBS Securities LLC (the "Initial
             Purchasers") (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 23, 1997).

    10.7 Registration Rights Agreement dated as of December 16, 1997, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed
             December 23, 1997).

    10.8 Indenture dated as of December 22, 1997, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed December 23, 1997).

    16.      Letter from Coopers & Lybrand, LLP pursuant to Item 304 (a)
             (3) of Regulation S-K (incorporated by reference to exhibit
             16 of the Company's Form 8-K filed January 17, 1997.)

    21.      Principal subsidiaries of the Company.

    23.      Independent Auditor Consent.

    27.1     Fiscal 1995 Year to Date Financial Data Schedule.

    27.2     Fiscal 1996 Year to Date Financial Data Schedule.

    27.3     Fiscal 1997 Quarters and Year to Date Financial
             Data Schedule.

    27.4     Fiscal 1998 Quarters and Year to Date Financial
             Data Schedule.


     (b) REPORTS ON FORM 8-K. The following reports on Form 8-K have been filed by the Company during the last quarter of the fiscal year ended March 31, 1998:

               1.   Form 8-K dated January 6, 1998, containing items 5 and 7.