Form 10-Q
period 1998-06-30
ACTIVISION INC /NY
filed 1998-08-14
CIK 718877

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

The number of shares of the registrant's Common Stock outstanding as of August 14, 1998 was 20,157,261.

                                  ACTIVISION, INC.

                                       INDEX

                                                                                        Page No.
                                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 1998  (unaudited)
          and March 31, 1998                                                                3

     Condensed Consolidated Statements of Operations for the quarters
          ended June 30, 1998 and 1997 (unaudited)                                          4

     Condensed Consolidated Statements of Cash Flows for the
          quarters ended June 30, 1998 and 1997 (unaudited)                                 5

     Notes to Condensed Consolidated Financial Statements for the
          quarter ended June 30, 1998 (unaudited)                                         6-7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                      8-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        12

PART II.   OTHER INFORMATION

Item 5.  Shareholder Proposals                                                             13

Item 6.  Exhibits and Reports on Form 8-K                                                  13


SIGNATURES                                                                                 14

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         ACTIVISION, INC. AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheets

                         (in thousands except share data)



                                                                    June 30, 1998    March 31, 1998
                                                                    -------------    --------------
                                                                     (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                                       $  60,444       $  73,378
      Accounts receivable, net of allowances of
        $11,987 and $12,122, respectively                                54,879         69,812
      Inventories, net                                                   17,057         14,920
      Prepaid royalties and capitalized software costs                   19,640         12,444
      Other current assets                                                2,749          1,922
      Deferred income taxes                                               6,437          3,852
                                                                      ---------       --------
         Total current assets                                           161,206        176,328

   Property and equipment, net                                           10,301         10,628
   Deferred income taxes                                                  4,665          4,665
   Other assets                                                           2,546          2,313
   Excess purchase price over identifiable assets
     acquired, net                                                       22,998         23,473
                                                                      ---------       --------
         Total assets                                                $  201,716     $  217,407
                                                                      ---------       --------
                                                                      ---------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Current portion of notes payable to bank                       $     557      $     781
      Accounts payable                                                  29,283         40,150
      Accrued expenses                                                  16,459         14,860
                                                                      ---------       --------
         Total current liabilities                                      46,299         55,791

   Notes payable to bank, less current portion                           1,107          1,235
   Convertible subordinated notes                                       60,000         60,000
   Other liabilities                                                        87             88
                                                                      ---------       --------
         Total liabilities                                              107,493        117,114
                                                                      ---------       --------
Shareholders' equity:
     Common stock, $.000001 par value, 50,000,000 shares authorized,
     20,521,365 and 17,113,007 shares issued and 20,021,365 and
     16,613,077 outstanding, respectively                                     -              -
     Additional paid-in capital                                          91,914         91,799
     Retained earnings                                                    8,296         13,680
     Accumulated other comprehensive income (loss)                         (709)            92
     Less: Treasury stock, cost of 500,000 shares                        (5,278)        (5,278)
                                                                      ---------       --------
          Total shareholders' equity                                     94,223        100,293
                                                                      ---------       --------
     Total liabilities and shareholders' equity                      $  201,716     $  217,407
                                                                      ---------       --------
                                                                      ---------       --------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ACTIVISION, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Operations
                          For the quarters ended June 30,

                     (in thousands except loss per share data)

                                    (Unaudited)


                                                                   1998            1997
                                                                ---------       ---------
Net revenues                                                    $  51,880       $  26,514

Cost of goods sold                                                 34,811          20,276
                                                                ---------       ---------
  Gross profit                                                     17,069           6,238
                                                                ---------       ---------

Operating expenses:
  Product development                                              5,693           6,368
  Sales and marketing                                             12,614           6,019
  General and administrative                                       3,987           2,128
  Amortization of intangible assets                                  396             375
  Merger expenses                                                    175               -
                                                                ---------       ---------
    Total operating expenses                                      22,865          14,890
                                                                ---------       ---------
    Operating loss                                                (5,796)         (8,652)

Other income (expense):
  Interest, net                                                     (339)            (32)
                                                                ---------       ---------
Loss before income tax benefit                                    (6,135)         (8,684)

Income tax benefit                                                 2,331           3,270
                                                                ---------       ---------
    Net loss                                                   $  (3,804)      $  (5,414)
                                                                ---------       ---------
                                                                ---------       ---------
Basic and diluted net loss per share                           $   (0.19)      $   (0.29)
                                                                ---------       ---------
                                                                ---------       ---------
Number of shares used in computing basic and diluted net
  loss per share                                                  20,015          19,011
                                                                ---------       ---------
                                                                ---------       ---------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ACTIVISION, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows
                          For the quarters ended June 30,

                                   (in thousands)

                            Increase (Decrease) in Cash

                                    (UNAUDITED)


                                                                                             1998             1997
                                                                                           ---------      ----------
Cash flows from operating activities:
  Net loss                                                                                 $  (3,804)     $  (5,414)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Deferred income taxes                                                                     (3,020)        (3,571)
    Depreciation and amortization                                                              1,348          1,189
  Change in assets and liabilities:
    Accounts receivable                                                                       15,201         13,797
    Inventories                                                                               (2,002)          (605)
    Prepaid software and license royalties                                                    (7,196)        (2,434)
    Other current assets                                                                        (827)        (1,706)
    Other assets                                                                                (233)           (12)
    Accounts payable                                                                         (11,311)        (1,955)
    Accrued liabilities                                                                           84         (1,275)
    Other liabilities                                                                             (1)            (3)
                                                                                           ---------      ---------
  Net cash used in operating activities                                                      (11,761)        (1,989)


Cash flows from investing activities:
    Cash acquired in pooling transaction                                                         394              -
    Cash used in purchase acquisitions                                                             -           (246)
    Capital expenditures                                                                        (579)        (3,055)
    Other                                                                                          -           (161)
                                                                                           ---------      ---------
    Net cash used in investing activities                                                       (185)        (3,462)

Cash flows from financing activities:
  Proceeds from issuance of common stock pursuant to employee stock option plan                   86          1,414
  Note payable to bank, net                                                                     (352)        (1,600)
  Dividends paid                                                                                   -            (36)
                                                                                           ---------      ---------
    Net cash used in financing activities                                                       (266)          (222)
                                                                                           ---------      ---------
Effect of exchange rate changes on cash                                                         (722)           209
                                                                                           ---------      ---------
Net decrease in cash and cash equivalents                                                    (12,934)        (5,464)

Cash and cash equivalents at beginning of period                                              73,378         21,358
                                                                                           ---------      ---------
Cash and cash equivalents at end of period                                                 $  60,444      $  15,894
                                                                                           ---------      ---------
                                                                                           ---------      ---------
Non-cash activities:
    Stock issued in purchase acquisition                                                   $       -      $     136

Supplemental cash flow information:
    Cash paid for income taxes                                                             $     997      $   3,252
    Cash paid for interest                                                                 $   2,114      $     210


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  ACTIVISION, INC.
                Notes to Condensed Consolidated Financial Statements
                        For the Quarter Ended June 30, 1998

                                    (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries ("the Company"). The information furnished is unaudited and reflects all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

     Certain amounts in the condensed consolidated financial statements have been reclassified to conform with the current period's presentation. These reclassifications had no impact on previously reported working capital or results of operations.

2.   ACQUISITION

     On June 30, 1998, the Company acquired S.B.F. Services, Limited, dba Head Games Publishing ("Head Games") in exchange for 1,000,000 shares of the Company's common stock. The acquisition of Head Games was accounted for as an immaterial pooling of interests; accordingly, periods prior to April 1, 1998 were not retroactively restated for this transaction. However, weighted average shares outstanding and earnings per share data have been retroactively restated for the effect of the Head Games acquisition.

3.   PREPAID ROYALTIES AND CAPITALIZED SOFTWARE COSTS

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

     For products that have been released, management evaluates the future recoverability of capitalized amounts on a quarterly basis. Prior to a product's release, the Company expenses, as part of product development costs, capitalized costs when, in management's estimate, such amounts are not

                                  ACTIVISION, INC.
                 Notes to Condensed Consolidated Financial Statements
                           For the Quarter Ended June 30, 1998

                                   (Unaudited)

     recoverable. Management primarily uses the following criteria in evaluating recoverability: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to the Company's budgeted amount.

     As of June 30, 1998, prepaid royalties and unamortized capitalized software costs totaled $15,716,000 and $3,924,000, respectively. As of March 31, 1998, prepaid royalties and unamortized capitalized software costs totaled $10,730,000 and $1,730,000, respectively. Amortization of prepaid royalties and capitalized software costs was $2,056,000 and $755,000 for the quarter ended June 30, 1998 and 1997, respectively. Write-offs of prepaid royalties and capitalized software costs prior to product release were $394,000 and $0 for the quarters ended June 30, 1998 and 1997, respectively.

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

     The AICPA's Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), is effective for all transactions entered into subsequent to March 31, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's financial position, results of operations or liquidity.

5.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted as of April 1, 1998. This Statement requires reporting of changes in shareholders' equity that do not result directly from transactions with shareholders. An analysis of these changes follows:


                                                      Quarter ended
                                             --------------------------------
                                                 June 30,         June 30,
                                                  1998              1997
                                             ---------------  ---------------
                                                        (in thousands)
Net loss                                       $  (3,804)       $  (5,414)
Foreign currency translation adjustments            (722)             209
                                               ----------       ----------
Comprehensive net loss                         $  (4,526)       $  (5,205)
                                               ----------       ----------
                                               ----------       ----------


6.   COMPUTATION OF NET LOSS PER SHARE

     Weighted average options to purchase 396,658 and 681,958 shares of common stock were outstanding for the quarters ended June 30, 1998 and 1997, respectively, but were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Convertible subordinated notes were also not included in the calculations of diluted net loss per share because their effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K UNDER "FACTORS AFFECTING FUTURE PERFORMANCE." ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.

OVERVIEW

     The Company is a leading international publisher, developer and distributor of interactive entertainment software. The Company currently focuses its publishing, development and distribution efforts on products designed for personal computers ("PCs") as well as the Sony PlayStation and the Nintendo 64 console systems. In selecting titles for acquisition or development, the Company pursues a combination of internally and externally developed titles, products based on proven technology and those based on newer technology, and PC and console products.

     Activision distributes its products worldwide through its direct sales force, through its distribution subsidiaries CentreSoft and NBG, and through third party distributors and licensees.

     The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges and returns within certain specified periods and provides price protection on certain unsold merchandise. Revenue from product sales is reflected after deducting the allowance for returns and price protection. With respect to license agreements which provide customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned. The AICPA's Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for all transactions entered into subsequent to March 31, 1998. The Company has adopted SOP 97-2 and such adoption did not have a material impact on the Company's financial position, results of operations or liquidity.

     Cost of goods sold related to console, PC and original equipment manufacturer ("OEM") net revenues represents the manufacturing and related costs of computer software and console games. Manufacturers of the Company's computer software are located worldwide and are readily available. Console CDs and cartridges are manufactured by the respective video game console manufacturers, Sony and Nintendo, who often require significant lead time to fulfill the Company's orders. Also included in cost of goods sold is the royalty expense related to amounts due developers, product owners and other royalty participants as a result of product sales and amortization of capitalized software costs. Various contracts are maintained with developers, product owners or other royalty participants which state a royalty rate, territory and term of agreement, among other items. Upon a product's release, prepaid royalties and license fees are charged to cost of goods sold based on the contractual royalty rate.

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

     The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, platform and channel:

                                                                            QUARTER ENDED JUNE 30,
                                                             ------------------------------------------------------------
                                                                       1998                               1997
                                                             ------------------------------    --------------------------
                                                                                % of Net                        % of Net
                                                                Amount          Revenues         Amount         Revenues
                                                             -------------      ------------   ----------      ---------
Statement of Operations Data:
  Net revenues                                                $  51,880              100.0%   $  26,514          100.0%
  Cost of goods sold                                             34,811               67.1%      20,276           76.5%
                                                              ---------         ------------   ---------       --------
    Gross profit                                                 17,069               32.9%       6,238           23.5%
                                                              ---------         ------------   ---------       --------
  Operating expenses:
    Product development                                           5,693               11.0%       6,130           23.1%
    Sales and marketing                                          12,614               24.3%       5,574           21.0%
    General and administrative                                    3,987                7.7%       2,811           10.6%
    Amortization of intangible assets                               396                0.8%         375            1.4%
    Merger expenses                                                 175                0.3%           -               -
                                                              ---------         ------------   ---------       --------
      Total operating expenses                                   22,865               44.1%      14,890           56.1%
                                                              ---------         ------------   ---------       --------
  Operating loss                                                 (5,796)             (11.2%)     (8,652)         (32.6%)
    Other income (expense):
    Interest income (expense), net                                 (339)              (0.6%)        (32)          (0.1%)
                                                              ---------         ------------   ---------       --------
    Loss before income taxes                                     (6,135)             (11.8%)     (8,684)         (32.7%)
    Income tax benefit                                            2,331                4.5%       3,270           12.3%
                                                              ---------         ------------   ---------       --------
  Net loss                                                    $  (3,804)              (7.3%)  $  (5,414)         (20.4%)
                                                              ---------         ------------   ---------       --------
                                                              ---------         ------------   ---------       --------
NET REVENUES BY TERRITORY:
  North America                                               $  15,909               30.7%   $   4,975           18.8%
  Europe                                                         33,129               63.9%      20,322           76.6%
  Japan                                                           1,305                2.5%         174            0.7%
  Australia/Pacific Rim                                           1,067                2.0%         765            2.9%
  Latin America                                                     470                0.9%         278            1.0%
                                                              ---------         ------------   ---------        --------
    Total net revenues                                        $  51,880              100.0%   $  26,514          100.0%
                                                              ---------         ------------   ---------        --------
                                                              ---------         ------------   ---------        --------
NET REVENUES BY PLATFORM:
  Console                                                     $  32,383               62.4%   $  10,705           40.4%
  PC                                                             19,497               37.6%      15,809           59.6%
                                                              ---------         ------------   ---------       --------
    Total net revenues                                        $  51,880              100.0%   $  26,514          100.0%
                                                              ---------         ------------   ---------       --------
                                                              ---------         ------------   ---------       --------
NET REVENUES BY CHANNEL:
  Retailer/Reseller                                           $  47,486               91.5%   $  21,541           81.2%
  OEM, licensing, on-line and other                               4,394                8.5%       4,973           18.8%
                                                              ---------         ------------   ---------       --------
    Total net revenues                                        $  51,880              100.0%   $  26,514          100.0%
                                                              ---------         ------------   ---------       --------
                                                              ---------         ------------   ---------       --------
NET REVENUES BY ACTIVITY:
  Publishing                                                  $  23,152               44.6%   $   8,057           30.4%
  Distribution                                                   28,728               55.4%      18,457           69.6%
                                                              ---------         ------------   ---------       --------
    Total net revenues                                        $  51,880              100.0%   $  26,514          100.0%
                                                              ---------         ------------   ---------       --------
                                                              ---------         ------------   ---------       --------

RESULTS OF OPERATIONS

NET REVENUES

     Net revenues for the quarter ended June 30, 1998 increased 95.8% from the same period last year from $26.5 million to $51.9 million. This increase primarily was composed of a 218.0% increase in net revenues in North America from $5.0 million to $15.9 million and a 63.0% increase in net revenues in Europe from $20.3 million to $33.1 million. North America, Europe, Japan, Australia/Pacific Rim, and Latin America net revenues increased as a result of the increase in console and PC revenues. The results of operations for the quarter ended June 30, 1998 included results of operations for NBG EDV Handels und Verlags GmbH ("NBG") and S.B.F. Services, Limited, dba Head Games Publishing ("Head Games"), two recently acquired companies, which were treated as immaterial poolings. The results of operations for the quarter ended June 30, 1997 have not been restated to reflect such acquisitions. Net revenues for the quarter ended June 30, 1998 included $3.5 million from NBG's operations, and $2.2 million from Head Games' operations.

     Console net revenues increased 202.8% over the prior year to $32.4 million as a result of the initial release of VIGILANTE 8 (PlayStation) as well as an increase in console related distribution net revenues. PC net revenues increased by 23.4% over the prior year to $19.5 million, primarily as a result of the initial release of QUAKE II MISSION PACK (Windows 95) and continued sales of Quake II (Windows 95).

     OEM, licensing, on-line and other net revenues decreased 12.0% from the prior year to $4.4 million. The decrease was due to a decrease in OEM net revenues during the period, which was partially offset by an increase in licensing net revenues.

     Net revenues for the quarter ended June 30, 1998 decreased 11.0% from the quarter ended March 31, 1998 from $58.3 million to $51.9 million due to a greater number of initial releases in the quarter ended March 31, 1998, such as Pitfall 3D (Playstation), Battlezone (Windows 95), Dark Reign Mission Pack (Windows 95) and Hexen II Mission Pack (Windows 95).

COST OF GOODS SOLD;  GROSS PROFIT

     Gross profit as a percentage of net revenues increased to 32.9% for the quarter ended June 30, 1998, from 23.5% for the quarter ended June 30, 1997. The increase in gross profit as a percentage of net revenues primarily is due to an increase in net revenues derived from publishing arrangements as opposed to distribution arrangements, as well as a higher than expected provision for returns in the prior year's fiscal quarter. Future determinations of gross profit as a percentage of net revenues will be driven primarily by the mix of new PC and console products released by the Company during the applicable period as well as the mix of revenues related to publishing arrangements versus distribution arrangements during the applicable period, the latter in each case resulting in lower gross profit margins.

OPERATING EXPENSES

     Product development expenses for the quarter ended June 30, 1998 decreased 6.6% from the same period last year, from $6.1 million to $5.7 million. As a percentage of net revenues, product development expenses decreased from 23.1% to 11.0%. The decrease in product development expenses primarily was due to an increase in software development costs which were capitalized in the current quarter.

     Sales and marketing expenses for the quarter ended June 30, 1998 increased 125.0% from the same period last year, from $5.6 million to $12.6 million. As a percentage of net revenues, sales and marketing expenses increased from 21.0% to 24.3%. The increase in sales and marketing expenses primarily was due to a significant increase in television advertising and an increase in the number of products scheduled to be released during the current fiscal year.

     General and administrative expenses for the quarter ended June 30, 1998 increased 42.9% from the same period last year, from $2.8 million to $4.0 million. As a percentage of net revenue, general and administrative expenses decreased from 10.6% in the same period last year to 7.7%. The increase in general and administrative expenses primarily was due to an increase in worldwide administrative support needs and headcount related expenses. The decrease in general and administrative expenses as a percentage of revenue primarily was due to the 95.8% increase in net revenues.

     Merger expenses of $175,000 were incurred during the quarter ended June 30, 1998 in connection with the Company's acquisition of Head Games (see
Note 3 of Notes to Condensed Consolidated Financial Statements).

OTHER INCOME (EXPENSE)

     Net interest expense was $339,000 for the quarter ended June 30, 1998, compared to net interest expense of $32,000 for the same period last year. This increase primarily was the result of interest costs associated with the Company's convertible subordinated notes issued in December 1997.

PROVISION FOR INCOME TAXES

     The Company's effective tax benefit rate was 38.0% for the quarter ended June 30, 1998 as compared to 37.7% for the quarter ended June 30, 1997. The slight increase primarily was attributable to the territorial mix of taxable income as well as the tax effect of non-deductible merger expenses. The realization of deferred tax assets is dependent on the generation of future taxable income. Management believes that it is likely that the Company will generate taxable income sufficient to realize the benefit of deferred tax assets recognized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $13.0 million from $73.4 million at March 31, 1998 to $60.4 million at June 30, 1998. Approximately $11.8 million in cash and cash equivalents were used in operating activities during the quarter ended June 30, 1998. Such operating uses of cash resulted from the Company's operating loss during the most recent quarter coupled with increases in inventories, prepaid royalties and capitalized software costs, and a decrease in accounts payable. Such increases were offset partially by a decrease in accounts receivable.

     In addition, approximately $185,000 in cash and cash equivalents were used in investing activities. Capital expenditures totaled approximately $579,000 during the quarter ended June 30, 1998.

     Cash and cash equivalents used in financing activities totaled $266,000 for the quarter ended June 30, 1998, which included $86,000 in proceeds from exercise of employee stock options.

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

     The Company has a $10 million revolving credit and letter of credit facility (the "Facility") with its bank (the "Bank"). The Facility provides the Company the ability to borrow funds and issue letters of credit against eligible domestic accounts receivable up to $10 million. The Facility expires in September 1998 and the Company is in discussions with a number of banks regarding the negotiation of a new facility. There can be no assurance that the Company will be able to obtain a new facility on terms and conditions that are satisfactory to it.

     In Europe, the Company has a revolving credit facility (the "Europe Facility") with its bank for approximately $8.5 million. The Europe Facility can be used for working capital requirements and expires in June 2000. The Company had no borrowings under the Europe Facility as of June 30, 1998.

     The Company will use its working capital ($114.9 million at June 30, 1998) to finance ongoing operations, including acquisitions of inventory and equipment, to fund the development, production, marketing and selling of new products, and to obtain intellectual property rights for future products from third parties. Management believes that the Company's existing cash and cash equivalents, together with the proceeds available from the Europe Facility, will be sufficient to meet the Company's operational requirements for at least the next twelve months.

     The Company's management currently believes that inflation has not had a material impact on continuing operations.

     Like many other software companies, the year 2000 computer issue creates risk for the Company. If internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has initiated a comprehensive plan to prepare its computer systems for the year 2000 and is currently implementing changes to alleviate any year 2000 incapability. The Company also is contacting critical suppliers of products and services to determine that the supplier's operations and the products and services they provide are year 2000 capable. There can be no assurance that another company's failure to ensure year 2000 capability would not have an adverse effect on the Company. Costs associated with this issue are not expected to be material.

                        FACTORS AFFECTING FUTURE PERFORMANCE

     In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company has disclosed certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of its employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. For discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see the Company's Annual Report on Form 10-K which is incorporated herein by reference. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998.

PART II. - OTHER INFORMATION

Item 5.   SHAREHOLDER PROPOSALS

          Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for presentation at the Company's 1999 Annual Meeting will be considered untimely for purposes of Rule 14a-4 and 14a-5 under the Exchange Act if notice of such shareholder proposal is received by the Company after June 23, 1999.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

          On July 1, 1998, the Company filed a Current Report on Form 8-K reporting the completion of the acquisition of S.B.F. Services Ltd., dba Head Games Publishing on June 30, 1998. The transaction was accounted for as a pooling of interests.

                                     SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1998

ACTIVISION, INC.



/s/ Barry J. Plaga       Chief Financial Officer      August 14, 1998
--------------------
 (Barry J. Plaga)