Form 10-Q
period 1998-09-30
ACTIVISION INC /NY
filed 1998-11-13
CIK 718877

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-12699

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of the registrant's Common Stock outstanding as of November 10, 1998 was 22,111,130.

                              ACTIVISION, INC.

                                   INDEX

                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 1998  (unaudited)
              and March 31, 1998                                                                      3

           Condensed Consolidated Statements of Operations for the quarters
              and six months ended September 30, 1998 and 1997 (unaudited)                            4

           Condensed Consolidated Statements of Cash Flows for the six months
              ended September 30, 1998 and 1997 (unaudited)                                           5

           Notes to Condensed Consolidated Financial Statements for the
              three and six months ended September 30, 1998 (unaudited)                             6-8


Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                            9-16

PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings                                                                           17

Item 4.  Submission of Matters to a Vote of Security Holders                                         17

Item 6.  Exhibits and Reports on Form 8-K                                                            17


SIGNATURE                                                                                            18

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      ACTIVISION, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets

                       (in thousands except share data)

                                                                 September 30, 1998
                                                                    (unaudited)           March 31, 1998
                                                                ---------------------  ---------------------
 ASSETS
      Current assets:

          Cash and cash equivalents                                     $     41,568   $            73,378
          Accounts receivable, net of allowances of
            $11,152 and $12,122, respectively                                 66,028                69,812
          Inventories, net                                                    27,243                14,920
          Prepaid royalties and capitalized software costs                    25,877                12,444
          Prepaid expenses and other current assets                            7,647                 1,922
          Deferred income taxes                                                8,313                 3,852
                                                                        -------------  ---------------------

               Total current assets                                          176,676               176,328

      Prepaid royalties and capitalized software costs                         8,800                     -
      Property and equipment, net                                             11,466                10,628
      Deferred income taxes                                                    4,665                 4,665
      Other assets                                                             3,766                 2,313
      Excess purchase price over identifiable assets acquired,
        net                                                                   22,760                23,473
                                                                        -------------  ---------------------

               Total assets                                             $     228,133   $           217,407
                                                                        -------------  ---------------------
                                                                        -------------  ---------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:

          Current portion of notes payable to bank                      $      9,665   $               781
          Accounts payable                                                    40,657                40,150
          Accrued expenses                                                    19,447                14,860
                                                                        -------------  ---------------------

               Total current liabilities                                      69,769                55,791

      Notes payable to bank, less current portion                              1,496                 1,235
      Convertible subordinated notes                                          60,000                60,000
      Other liabilities                                                           89                    88
                                                                        -------------  ---------------------

               Total liabilities                                             131,354               117,114
                                                                        -------------  ---------------------


      Shareholders' equity:

          Common stock, $.000001 par value, 50,000,000 shares
           authorized, 22,518,547 and 19,508,415 shares issued
           and 22,018,547 and 19,008,415 outstanding, respectively                 -                     -

          Additional paid-in capital                                          97,194                91,799
          Retained earnings                                                    4,780                13,680
          Accumulated other comprehensive income                                  83                    92
          Less:  Treasury stock,  cost of 500,000 shares                      (5,278)               (5,278)
                                                                        -------------  ---------------------

               Total shareholders' equity                                     96,779               100,293
                                                                        -------------  ---------------------

               Total liabilities and shareholders' equity               $     228,133   $           217,407
                                                                        -------------  ---------------------
                                                                        -------------  ---------------------



                   The accompanying notes are an integral part of these
                        condensed consolidated financial statements.

                              ACTIVISION, INC. AND SUBSIDIARIES

                       Condensed Consolidated Statements of Operations
                      For the quarters and six months ended September 30,

                             (in thousands except per share data)

                                         (Unaudited)

                                                            Quarter ended
                                                            September 30,            Six Months ended September 30,
                                                        --------------------------   ------------------------------
                                                             1998          1997           1998            1997
                                                        ------------   -----------   -------------  --------------
Net revenues                                             $   66,182     $  53,015      $  118,062     $   79,529

Costs and expenses:
     Cost of sales -- product costs                          43,473        23,315          75,059         42,125
     Cost of sales -- royalties and software
     amortization                                             5,359         6,420           8,584          7,886
     Product development                                      3,934         7,307           9,627         13,437
     Sales and marketing                                     10,798         9,040          23,412         14,614
     General and administrative                               4,580         3,446           8,567          6,257
     Amortization of intangible assets                          396           380             792            755
     Merger expenses                                            425             -             600              -
                                                        ------------   -----------   -------------  --------------

     Total costs and expenses                                68,965        49,908         126,641         85,074
                                                        ------------   -----------   -------------  --------------

         Operating income (loss)                            (2,783)         3,107          (8,579)        (5,545)

Other income (expense):

     Interest, net                                            (824)          (112)         (1,163)          (144)
                                                        ------------   -----------   -------------  --------------

Net income (loss) before income tax provision               (3,607)         2,995          (9,742)        (5,689)

Income tax (benefit) provision                              (1,373)         1,158          (3,704)        (2,112)
                                                        ------------   -----------   -------------  --------------

         Net income (loss)                               $  (2,234)     $   1,837     $    (6,038)   $    (3,577)
                                                        ------------   -----------   -------------  --------------
                                                        ------------   -----------   -------------  --------------

Basic net income (loss) per share                        $   (0.10)     $    0.09     $     (0.28)   $     (0.17)
                                                        ------------   -----------   -------------  --------------
                                                        ------------   -----------   -------------  --------------

Diluted net income (loss) per share                      $   (0.10)     $   0.08      $     (0.28)   $     (0.17)
                                                        ------------   -----------   -------------  --------------
                                                        ------------   -----------   -------------  --------------

Number of shares used in computing basic net income
    (loss) per share                                        21,970        21,114           21,949         21,021
                                                        ------------   -----------   -------------  --------------
                                                        ------------   -----------   -------------  --------------

Number of shares used in computing diluted net
income (loss) per share                                    21,970         21,817           21,949         21,021
                                                        ------------   -----------   -------------  --------------
                                                        ------------   -----------   -------------  --------------



            The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                      ACTIVISION, INC. AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows
                    For the six months ended September 30,

                               (in thousands)

                                 (UNAUDITED)

                          Increase (Decrease) in Cash

                                                                             1998               1997
                                                                        ---------------  ------------------
Cash flows from operating activities:
     Net loss                                                           $       (6,038)  $          (3,577)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Deferred income taxes                                                  (4,896)             (2,718)
         Depreciation and amortization                                           2,779               2,265

     Change in assets and liabilities:
         Accounts receivable                                                    11,793              (4,338)
         Inventories                                                            (6,178)             (3,109)
         Prepaid royalties and capitalized software costs                      (22,233)             (2,236)
         Other current assets                                                   (5,725)             (1,410)
         Other assets                                                            2,377                   9
         Accounts payable                                                       (7,156)              6,737
         Accrued liabilities                                                       863               1,741
         Other liabilities                                                      (1,311)                189
                                                                        ---------------  ------------------

         Net cash used in operating activities                                 (35,725)             (6,447)
                                                                        ---------------  ------------------

Cash flows from investing activities:
     Cash acquired in pooling transactions                                         654                   -
     Cash used in purchase acquisitions                                              -                (246)
     Capital expenditures                                                       (1,469)             (5,909)
                                                                        ---------------  ------------------

         Net cash used in investing activities                                    (815)             (6,155)
                                                                        ---------------  ------------------
Cash flows from financing activities:
     Proceeds from issuance of common stock pursuant to
       employee stock option plan                                                  434               2,721
     Proceeds from employee stock purchase plan                                    389                 230
     Note payable to bank, net                                                   3,913                 (12)
     Dividends paid                                                                  -              (1,223)
     Other                                                                           -                  51
                                                                        ---------------  ------------------

         Net cash provided by financing activities                               4,736               1,767
                                                                        ---------------  ------------------

Effect of exchange rate changes on cash                                             (6)               (237)
                                                                        ---------------  ------------------
Net decrease in cash and cash equivalent                                       (31,810)            (11,072)

Cash and cash equivalents at beginning of period                                73,378              21,358
                                                                        ---------------  ------------------

Cash and cash equivalents at end of period                              $       41,568   $          10,286
                                                                        ---------------  ------------------
                                                                        ---------------  ------------------

Non-cash activities:

     Warrants issued to third party developers                          $           43    $              -
     Stock issued in exchange for licensing rights                      $            -    $            431
     Tax benefit derived from stock option exercises                    $            -    $            521
     Stock issued in purchase acquisition                               $            -    $            136

Supplemental cash flow information:
     Cash paid for income taxes                                         $          522    $            585
     Cash paid for interest                                             $        2,532    $            304



               The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                              ACTIVISION, INC.

             Notes to Condensed Consolidated Financial Statements
                  For the Quarter Ended September 30, 1998

                                (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries (the "Company"). The information furnished is unaudited and reflects all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

     Certain amounts in the condensed consolidated financial statements have been reclassified to conform with the current period's presentation. These reclassifications had no impact on previously reported working capital or results of operations.

2.   ACQUISITIONS

     On September 29, 1998, the Company acquired CD Contact Data GmbH ("CD Contact") in exchange for 1,900,000 shares of the Company's common stock. $9.1 million in outstanding debt was acquired in connection with the CD Contact acquisition. The debt is evidenced by notes payable which are due on demand and bear interest at approximately 8% per annum. The acquisition of CD Contact was accounted for as an immaterial pooling of interests; accordingly, periods prior to July 1, 1998 were not retroactively restated for this transaction. However, weighted average shares outstanding and earnings per share data have been retroactively restated for the effect of the CD Contact acquisition.

3.   PREPAID ROYALTIES AND CAPITALIZED SOFTWARE COSTS

     Prepaid royalties include payments made to independent software developers under development agreements and license fees paid to intellectual property rights holders for use of their trademarks or copyrights. Intellectual property rights which have alternative future uses are capitalized. Capitalized software costs represent certain costs incurred for product development that are not recoupable against future royalties.

     The Company accounts for prepaid royalties relating to development agreements and capitalized software costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs and prepaid royalties are capitalized once technological feasibility is established. Technological feasibility is evaluated on a product by product basis. For products where proven game engine technology exists, this may occur early in the development cycle. Software development costs are expensed if and when they are deemed unrecoverable. Amounts related to software development which are not capitalized are charged immediately to product development expense.

     The following criteria is used to evaluate recoverability of software development costs: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to the Company's budgeted amount.

     Capitalized software development costs are amortized to cost of sales on a straight-line basis over the estimated product life (generally one year or less) commencing upon product release, or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater. Prepaid royalties are amortized to cost of sales commencing upon product release at the contractual royalty rate based on actual net product sales, or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater. For products that have been released, management evaluates the future recoverability of capitalized amounts on a quarterly basis.

     As of September 30, 1998, prepaid royalties and unamortized capitalized software costs totaled $28.3 million (including $8.8 million classified as non-current) and $6.4 million, respectively. As of March 31, 1998, prepaid royalties and unamortized capitalized software costs totaled $10.7 million and $1.7 million, respectively. At March 31, 1998, all prepaid royalties and unamortized capitalized software costs were classified as current.

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

     The American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), is effective for all transactions entered into subsequent to March 31, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's financial position, results of operations or liquidity.

5.   COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income", was adopted by the Company as of April 1, 1998. SFAS 130 requires any changes in shareholders' equity that do not result directly from transactions with shareholders be reported separately in the financial statements, net of any tax effect, as other comprehensive income. For the Company, other comprehensive income includes only foreign currency translation adjustments. Total comprehensive income for the six months ended September 30, 1998 and 1997 is as follows:

                                                                          Six Months Ended
                                                                 ----------------------------------
                                                                  September 30,      September 30,
                                                                 ---------------    ---------------
                                                                       1998              1997
                                                                 ---------------    ---------------
                                                                           (in thousands)

            Net (loss)                                                  $(6,038)       $    (3,577)

            Foreign currency translation adjustments                         (6)              (237)
                                                                 ---------------    ---------------

            Comprehensive net (loss)                                    $(6,044)       $    (3,814)
                                                                 ---------------    ---------------
                                                                 ---------------    ---------------

6.    COMPUTATION OF NET LOSS PER SHARE

     Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans, including stock options, warrants and other convertible securities using the treasury stock method. Due to the net loss reported for the six months ended September 30, 1998 and 1997, stock options and warrants of 8,028,164 and 4,471,587, respectively, were excluded from the calculation of diluted EPS. 3.2 million shares of convertible stock were also excluded in the calculation of diluted EPS for the six month period ended September 30, 1998.

7.   NEW ACCOUNTING PRONOUNCEMENT

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Although the Company currently does not have derivative instruments, or hedge foreign currency risk, the Company intends to monitor its risk in this regard and investigate various ways to manage that risk. If and when the Company decides to participate in hedging activities and/or purchase other derivative financial instruments, SFAS 133 will be adopted.

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

     Activision distributes its products worldwide through its direct sales force, through its distribution subsidiaries CentreSoft Ltd. ("CentreSoft"), CD Contact Data GmbH ("CD Contact") and NBG EDV Handels und Verlags GmbH ("NBG"), and through third party distributors and licensees.

     The Company recognizes revenues from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges and returns within certain specified periods and provides price protection on certain unsold merchandise. Revenues from product sales are reflected after deducting the estimated allowance for returns and price protection. With respect to license agreements which provide customers the right to multiple copies in exchange for guaranteed amounts, revenues are recognized upon delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned. The American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. SOP 97-2 is effective for all transactions entered into subsequent to March 31, 1998. The Company has adopted SOP 97-2 and such adoption did not have a material impact on the Company's financial position, results of operations or liquidity.

     Cost of sales - product costs represents the cost to acquire, manufacture and distribute PC and console games. Manufacturers of the Company's PC software are located worldwide and are readily available. Console CDs and cartridges are manufactured by the respective video game console manufacturers, Sony and Nintendo, who often require significant lead time to fulfill the Company's orders.

     Cost of sales - royalties and software amortization is related to amounts due developers, product owners and other royalty participants as a result of product sales, as well as amortization of capitalized software development costs. The costs incurred by the Company to develop products are accounted for in accordance with accounting standards which provide for the capitalization of certain software development costs once technological feasibility is established and such costs are determined to be recoverable. Various contracts are maintained with developers, product owners or other royalty participants which state a royalty rate, territory and term of agreement, among other items. Upon a product's release, prepaid royalties and license fees are charged to royalty expense based on the contractual royalty rate. The capitalized software costs are then amortized to cost of sales - royalties and software amortization on a straight-line basis over the estimated product life commencing upon product release or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater.

     For products that have been released, management evaluates the future recoverability of prepaid royalties and capitalized software costs on a quarterly basis. Prior to a product's release, the Company expenses, as part of product development costs, capitalized costs when, in management's estimate, such amounts are not recoverable. The following criteria is used to evaluate recoverability: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release;

estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to the Company's budgeted amount.

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, activity, platform and channel:

                                                QUARTER ENDED SEPTEMBER 30,                  SIX MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------    --------------------------------------------

                                                 1998                 1997                   1998                   1997
                                          -------------------  --------------------  --------------------   ---------------------

                                                    % of Net               % of Net               % of Net               % of Net
                                           Amount   Revenues    Amount     Revenues    Amount     Revenues    Amount     Revenues
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------
STATEMENTS OF OPERATIONS DATA:

     Net revenues:                       $  66,182     100.0%  $  53,015      100.0%  $ 118,062      100.0%   $ 79,529      100.0%
     Costs and expenses:
         Cost of sales - product costs      43,473      65.7%     23,315       44.0%     75,059       63.6%     42,125       53.0%
         Cost of sales - royalties and
           software amortization             5,359       8.1%      6,420       12.1%      8,584        7.3%      7,886        9.9%
         Product development                 3,934       5.9%      7,307       13.8%      9,627        8.1%     13,437       16.9%
         Sales and marketing                10,798      16.3%      9,040       17.0%     23,412       19.8%     14,614       18.3%
         General and administrative          4,580       6.9%      3,446        6.5%      8,567        7.3%      6,257        7.9%
         Amortization of intangible
          assets                               396       0.6%        380        0.7%        792        0.6%        755        1.0%

         Merger expenses                       425       0.7%          -           -        600        0.5%          -           -
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------

             Total costs and expenses       68,965     104.2%     49,908       94.1%    126,641      107.3%     85,074      107.0%
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------

     Operating income (loss)                (2,783)     (4.2%)     3,107        5.9%     (8,579)      (7.3%)    (5,545)      (7.0%)
     Interest income (expense), net           (824)     (1.2%)     (112)       (0.2%)    (1,163)      (1.0%)      (144)      (0.2%)
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------

     Income (loss) before provision
         (benefit) for income taxes         (3,607)     (5.4%)    2,995         5.7%     (9,742)      (8.3%)    (5,689)      (7.2%)
     Income tax provision (benefit)         (1,373)     (2.1%)    1,158         2.2%     (3,704)      (3.2%)    (2,112)      (2.7%)
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------
         Net income (loss)               $  (2,234)     (3.3%) $  1,837         3.5%  $  (6,038)      (5.1%)  $ (3,577)      (4.5%)
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------

NET REVENUES BY TERRITORY:
     North America                       $  21,242      32.1%  $ 20,164        38.0%  $  37,151       31.5%   $ 25,139       31.6%
     International                          44,940      67.9%    32,851        62.0%     80,911       68.5%     54,390       68.4%
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------

     Total net revenues                  $  66,182     100.0%  $ 53,015       100.0%  $ 118,062      100.0%   $ 79,529      100.0%
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------

ACTIVITY/PLATFORM MIX:
     Publishing:
         Console                         $  12,813      53.1%  $  3,945        12.3%  $  23,772       50.3%   $  3,945        9.8%
         PC                                 11,317      46.9%    28,118        87.7%     23,510       49.7%     36,175       90.2%
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------
         Total publishing net revenues   $  24,130      36.5%  $ 32,063        60.5%  $  47,282       40.0%   $ 40,120       50.4%
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------

     Distribution:
         Console                            31,718      75.4%    12,090        57.7%     53,142       75.1%     22,795       57.8%
         PC                                 10,334      24.6%     8,862        42.3%     17,638       24.9%     16,614       42.2%
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------
         Total distribution net revenues    42,052      63.5%    20,952        39.5%     70,780       60.0%     39,409       49.6%
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------
              Total net revenues         $  66,182     100.0%  $ 53,015       100.0%  $ 118,062      100.0%   $ 79,529      100.0%
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------

NET REVENUES BY CHANNEL:
     Retailer/Reseller                   $  63,487      95.9%  $ 45,707        86.2%  $ 110,973       94.0%   $ 67,248       84.6%

     OEM, licensing, on-line and other       2,695       4.1%     7,308        13.8%      7,089        6.0%     12,281       15.4%
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------

         Total net revenues              $  66,182     100.0%  $ 53,015       100.0%   $118,062      100.0%   $ 79,529      100.0%
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------
                                         ---------  ---------  ---------   ---------  ---------  ----------   --------   ---------


RESULTS OF OPERATIONS

         The results of operations for the quarter and six months ended September 30, 1998 include results of operations for NBG, Head Games Publishing Inc. ("Head Games") and CD Contact, three recently acquired companies, which were treated as immaterial poolings. The results of operations for the quarter and six months ended September 30, 1997 have not been restated to reflect such acquisitions. Net revenues for the quarter and six months ended September 30, 1998 included $2.5 million and $5.9 million from NBG's operations and $2.8 million and $5.0 million from Head Games' operations, respectively. Net revenues for the quarter and six months ended September 30, 1998 each included $12.4 million from CD Contact's operations.

NET REVENUES

         Net revenues for the quarter ended September 30, 1998 increased 24.9% from the same period last year, from $53.0 million to $66.2 million. The 5.0% increase in net revenues in North America, from $20.2 million to $21.2 million, and the 36.8% increase in international net revenues, from $32.9 million to $45.0 million, primarily were attributable to the effect of the immaterial poolings discussed above.

         Net revenues for the six months ended September 30, 1998 increased 48.6% from the same period last year, from $79.5 million to $118.1 million. This increase was primarily due to a 48.2% increase in net revenues in North America, from $25.1 million to $37.2 million, and a 48.7% increase in international net revenues, from $54.4 million to $80.9 million. North America and international net revenues for the six months ended September 30, 1998 increased as a result of the immaterial poolings discussed above and the increase in console net revenues, partially offset by a decrease in publishing PC net revenues.

         Publishing console net revenues for the quarter and six months ended September 30, 1998 increased 228.2%, from $3.9 million to $12.8 million and 510.3%, from $3.9 million to $23.8 million, respectively, over the prior year. The increases in such periods were attributable to the initial releases of Vigilante 8 (Playstation), Tenchu (Playstation), Fifth Element (Playstation) and Activision Classics (Playstation). Publishing PC net revenues for the quarter and six months ended September 30, 1998 decreased 59.8%, from $28.1 million to $11.3 million, and 35.1%, from $36.2 million to $23.5 million, respectively, over the prior year. The decreases in such periods were attributable to the initial releases of fewer new PC titles than in the prior comparable periods.

         Distribution console net revenues increased 162.0%, from $12.1 million to $31.7 million, and 132.9%, from $22.8 million to $53.1 million, for the quarter and six months ended September 30, 1998, respectively. Distribution PC net revenues increased 15.7%, from $8.9 million to $10.3 million, and 6.0%, from $16.6 million to $17.6 million, for the quarter and six months ended September 30, 1998, respectively. These increases were primarily attributable to the effect of the acquisitions of NBG and CD Contact, as discussed above.

COSTS AND EXPENSES

         Cost of sales - product costs represented 65.7% and 44.0% of net revenues for the quarters ended September 30, 1998 and 1997, respectively. Cost of sales - product costs represented 63.6% and 53.0% of net revenues for the six months ended September 30, 1998 and 1997, respectively. The increase in cost of sales product costs as a percentage of net revenues for both the 1998 quarter and the six month period was due to the increase in the sales mix of distribution net revenues versus publishing net revenues, the increase in console net revenues versus PC net revenues, as well as the decrease in the sales mix of OEM, licensing and other net revenues versus retailer/reseller net revenues.

         Cost of sales - royalties and software amortization expense represented 8.1% and 12.1% of net revenues for the quarters ended September 30, 1998 and 1997, respectively. Cost of sales - royalties and software amortization expense represented 7.3% and 9.9% of net revenues for the six months ended September 30, 1998 and 1997, respectively. The decrease in cost of sales - royalties and software amortization expense as a percentage of net revenues for both the 1998 quarter and six months period was due to the increase in the sales mix of distribution net revenues versus publishing net revenues and a decrease in the effective royalty rate within the sales mix.

         Product development expenses for the quarter ended September 30, 1998 decreased 46.6% from the same period last year, from $7.3 million to $3.9 million. Product development expenses for the six months ended September 30, 1998 decreased 28.4% from the same period last year, from $13.4 million to $9.6 million. The decreases in the amount of product development expenses for the quarter and six months ended September 30, 1998 primarily were due to an increase in the development costs of sequel products on proven engine technologies which have been capitalized under SFAS 86.

         As a percentage of net revenues, total product creation costs (i.e., royalties and software amortization expense plus product development expenses), decreased from 25.9% to 14.0% and from 26.8% to 15.5% during the quarter and six months ended September 30, 1998, respectively. Such decreases were attributable to the increase in distribution net revenues as well as efficiencies gained in studio operations.

         Sales and marketing expenses for the quarter ended September 30, 1998 increased 20.0% from the same period last year, from $9.0 million to $10.8 million. As a percentage of net revenues, sales and marketing expenses decreased from 17.0% to 16.3%. Sales and marketing expenses for the six months ended September 30, 1998 increased 60.3% from the same period last year, from $14.6 million to $23.4 million. As a percentage of net revenues, sales and marketing expenses increased from 18.3% to 19.8%. The increases in the amount of sales and marketing expenses for the 1998 quarter and six month period primarily were due to a significant increase in television advertising and an increase in the number of products scheduled to be released during the current fiscal year. In addition, sales and marketing expenses attributable to CD Contact, which was acquired in September 1998, were only included in the Company's sales and marketing expenses for the quarter ended September 30, 1998.

         General and administrative expenses for the quarter ended September 30, 1998 increased 35.3% from the same period last year, from $3.4 million to $4.6 million. As a percentage of net revenues, general and administrative expenses increased from 6.5% to 6.9%. General and administrative expenses for the six months ended September 30, 1998 increased 36.5% from the same period last year, from $6.3 million to $8.6 million. As a percentage of net revenues, general and administrative expenses decreased from 7.9% to 7.4%. The period over period increase in the amount of general and administrative expenses for the 1998 quarter and six month period primarily were due to an increase in worldwide administrative support needs and headcount related expenses.

OTHER INCOME (EXPENSE)

         Net interest expense was $824,000 and $1,163,000 for the quarter and six months ended September 30, 1998, compared to net interest expense of $112,000 and $144,000 for the same periods last year. These increases primarily were the result of interest costs associated with the Company's convertible subordinated notes issued in December 1997.

PROVISION FOR INCOME TAXES

         The income tax benefit of approximately $1,373,000 and $3,704,000 for the quarter and six months ended September 30, 1998, respectively, reflects the Company's estimated effective income tax rate for the fiscal year ending March 31, 1999. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the benefit of deferred tax assets recognized.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents decreased $31.8 million, from $73.4 million at March 31, 1998 to $41.6 million at September 30, 1998. Approximately $35.7 million in cash and cash equivalents were used in operating activities during the six months ended September 30, 1998. Such operating uses of cash resulted from the

Company's operating loss during the most recent six month period coupled with increases in inventories, prepaid royalties and capitalized software costs. Such increases were offset partially by a decrease in accounts receivable.

         In addition, approximately $815,000 in cash and cash equivalents were used in investing activities. Capital expenditures totaled approximately $1.5 million during the six months ended September 30, 1998.

         Cash and cash equivalents provided by financing activities totaled $4.7 million for the six months ended September 30, 1998, which included $389,000 in proceeds from exercise of employee stock options.

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

         During the quarter ended September 30, 1998, the Company had a $10 million revolving credit and letter of credit facility with its bank. This facility, which provided the Company the ability to borrow funds and issue letters of credit against eligible domestic accounts receivable up to $10 million, expired in September 1998. In October 1998, the Company obtained a new revolving credit and letter of credit facility ("the New Facility") from a new bank that permits the Company to borrow funds and issue letters of credit against domestic accounts receivable up to $25 million. The New Facility expires in October 2000.

         The Company's CentreSoft subsidiary has a revolving credit facility (the "Europe Facility") with its bank for approximately $11.5 million. The Europe Facility can be used for working capital requirements and expires in June 2000. The Company had no borrowings under the Europe Facility as of September 30, 1998. The Company's newly acquired subsidiary, CD Contact, has facilities (the "CD Contact Facilities") with its banks that permit borrowings up to approximately $21 million. Borrowings under the CD Contact Facilities are due on demand and totaled $9.1 million as of September 30, 1998.

         The Company will use its working capital ($106.9 million at September 30, 1998) to finance ongoing operations, including acquisitions of inventory and equipment, to fund the development, production, marketing and selling of new products, and to obtain intellectual property rights for future products from third parties. Management believes that the Company's existing cash and cash equivalents, together with the proceeds available from the New Facility, the Europe Facility and the CD Contact Facilities, will be sufficient to meet the Company's operational requirements for at least the next twelve months.

         The Company's management currently believes that inflation has not had a material impact on continuing operations.

YEAR 2000

         Like many other software companies, the year 2000 computer issue creates risk for the Company. If internal computer and embedded systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has initiated a comprehensive plan to prepare its internal computer and embedded systems for the year 2000 and is currently implementing changes to alleviate any year 2000 incapabilities. As part of such plan, the Company has purchased software programs that have been independently developed by third parties which will test year 2000 compliance for the majority of the Company's systems.

         All of the entertainment software products currently being shipped by the Company have been tested for year 2000 compliance and have passed these tests. In addition, all such products currently in development are being tested as part of the normal quality assurance testing process and are scheduled to be released fully year 2000 compliant. Notwithstanding the foregoing, the year 2000 computer issue could still affect the ability of consumers to use the PC products sold by the Company. For example, if the computer system on which a consumer uses the Company's products is not year 2000 compliant, such noncompliance could affect the consumer's ability to use such products.

         Contingency plans currently are being developed to address the most material areas of exposure to the Company, such as adding network operating systems to back-up the Company's current network server and developing back-up plans for telecommunications with external offices and customers. In addition, a staffing plan currently is in development to manually handle orders should there be a failure of electronic data interchange connections with its customers and suppliers. Management believes that the items mentioned above constitute the greatest risk of exposure to the Company and that the plans currently being developed by the Company will be adequate for handling these items.

         The Company also is contacting critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant. To assist suppliers (particularly trading partners using electronic data interchange) in evaluating their year 2000 issues, the Company has developed a questionnaire which indicates the ability of each supplier to address year 2000 incompatibilities. The Company's suppliers and trading partners have been asked to complete and return the questionnaires by December 1998. The Company anticipates substantial compliance from all critical suppliers.

         The Company anticipates that year 2000 compliance testing on substantially all of its critical systems will be completed, and corresponding changes will be made, by mid-1999. The costs incurred by the Company to date related to this testing and modification process are less than $100,000. The Company expects that the total cost of its year 2000 compliance plan will not exceed $200,000. This total cost estimate does not include potential costs related to any systems used by the Company's customers, any third party claims, or the costs incurred by the Company when it replaces internal software and hardware in the normal course of its business. The overall cost of the Company's year 2000 compliance plan is a minor portion of the Company's total information technology budget and is not expected to materially delay the implementation of any other unrelated projects that are planned to be undertaken by the Company. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 compatibility issues. The total cost estimate for the Company's year 2000 compliance plan is based on management's current assessment of the projects comprising the plan and is subject to change as the projects progress.

         Based on currently available information, management does not believe that the year 2000 issues discussed above related to the Company's internal systems or its products sold to customers will have a material adverse impact on the Company's financial condition or results of operations; however, the specific extent to which the Company may be affected by such matters is not certain. In addition, there can be no assurance that the failure by a supplier or another third party to ensure year 2000 compatibility would not have a material adverse effect on the Company.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the "euro" as their common currency. Following introduction of the euro, the sovereign currencies of the participating countries are scheduled to remain legal tender as denominations of the euro between January 1, 1999 and January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the sovereign currencies, so that the sovereign currencies no longer will be legal tender for any transactions, making conversion to the euro complete. The Company has performed an internal analysis of the possible implications of the upcoming euro conversion on the Company's business and financial condition, and has determined that the impact of the conversion will be immaterial to its overall operations. The Company's wholly owned subsidiaries operating in participating countries represented 22.9% and 13.5% of the Company's consolidated net revenues for the six months ended September 30, 1998 and 1997, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1998 Annual Meeting of Stockholders on September 23, 1998 in Santa Monica, CA. Two items were submitted to a vote of the stockholders:

                  1. The election of six directors to hold office for one year terms and until their respective successors are elected and have qualified. All six nominees were recommended by the Board of Directors and all were elected. Set forth below are the results of the voting for each director.

                                                   FOR              WITHHELD
                                             --------------      --------------
                      Harold A. Brown           14,135,990          498,271
                      Barbara S. Isgur          14,138,219          496,042
                      Brian G. Kelly            14,136,891          497,370
                      Robert A. Kotick          14,165,200          469,062
                      Steven T. Mayer           14,136,494          497,767
                      Robert J. Morgado         14,164,747          469,514

                  2. The adoption of the Company's 1998 Incentive Plan. This proposal was adopted by a vote of 7,417,125 in favor, 6,991,105 against, and 34,066 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              None

         (b)  REPORTS ON FORM 8-K

              During its fiscal quarter ended September 30, 1998, the Company filed the following report on Form 8-K:

              Form 8-K dated July 1, 1998, filed July 2, 1998, reporting information under Item 5 and Item 7, with respect to the Company's acquisition of Head Games Publishing, Inc.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 13, 1998

ACTIVISION, INC.




/s/ Barry J. Plaga           Chief Financial Officer          November 13, 1998
------------------
      (Barry J. Plaga)