Form 10-Q
period 1998-12-31
ACTIVISION INC /NY
filed 1999-02-16
CIK 718877

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of the registrant's Common Stock outstanding as of February 12, 1999 was 22,497,192.

                                         ACTIVISION, INC.

                                              INDEX


                                                                                         Page No.
                                                                                         --------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 1998
                and March 31, 1998                                                           3

           Condensed Consolidated Statements of Operations for the quarters
                and nine months ended December 31, 1998 and 1997                             4

           Condensed Consolidated Statements of Cash Flows for the nine months
                ended December 31, 1998 and 1997                                             5

           Notes to Condensed Consolidated Financial Statements for the
                quarter and nine months ended December 31, 1998                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                   10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                             16

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  17

Item 6.  Exhibits and Reports on Form 8-K                                                   17


SIGNATURE                                                                                   18


PART I--FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                         ACTIVISION, INC. AND SUBSIDIARIES

                                       Condensed Consolidated Balance Sheets

                                         (in thousands except share data)

                                                                 December 31, 1998        March 31, 1998
                                                                --------------------   --------------------
 ASSETS
      Current assets:
         Cash and cash equivalents                              $             51,490    $            73,378
         Accounts receivable, net of allowances of
            $18,611 and $12,122, respectively                                154,099                 69,812
         Inventories, net                                                     37,250                 14,920
         Prepaid royalties and capitalized software costs                     38,244                 12,444
         Prepaid expenses and other current assets                             8,285                  1,922
         Deferred income taxes                                                 2,944                  3,852
                                                                ---------------------   --------------------
               Total current assets                                          292,312                176,328

      Prepaid royalties and capitalized software costs                         5,800                     --
      Property and equipment, net                                             11,206                 10,628
      Deferred income taxes                                                    4,665                  4,665
      Other assets                                                             5,708                  2,313
      Excess purchase price over identifiable assets
         acquired, net                                                        22,279                 23,473
                                                                ---------------------   --------------------
               Total assets                                     $            341,970           $    217,407
                                                                ---------------------   --------------------
                                                                ---------------------   --------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
          Current portion of notes payable to bank              $             12,303           $        781
          Accounts payable                                                   109,411                 40,150
          Accrued expenses                                                    39,460                 14,860
                                                                ---------------------   --------------------
               Total current liabilities                                     161,174                 55,791

      Notes payable to bank, less current portion                                872                  1,235
      Convertible subordinated notes                                          60,000                 60,000
      Other liabilities                                                           43                     88
                                                                ---------------------   --------------------
               Total liabilities                                             222,089                117,114
                                                                ---------------------   --------------------


      Shareholders' equity:
          Common stock, $.000001 par value, 50,000,000 shares
              authorized, 22,856,673 and 22,518,547 shares
              issued and 22,356,673 and 22,018,547 outstanding,
              respectively                                                        --                     --
          Additional paid-in capital                                         104,213                 91,799
          Retained earnings                                                   20,802                 13,680
          Accumulated other comprehensive income                                 144                     92
          Less:  Treasury stock, cost of 500,000 shares                       (5,278)                (5,278)
                                                                ---------------------   --------------------
               Total shareholders' equity                                    119,881                100,293
                                                                ---------------------   --------------------
               Total liabilities and shareholders' equity       $            341,970    $           217,407
                                                                ---------------------   --------------------
                                                                ---------------------   --------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACTIVISION, INC. AND SUBSIDIARIES

                      Condensed Consolidated Statements of Operations

                            (in thousands except per share data)


                                                            Quarter ended            Nine Months ended
                                                             December 31,               December 31,
                                                       -------------------------  --------------------------
                                                           1998         1997          1998         1997
                                                       ------------  -----------  ------------  ------------
Net revenues                                               $193,537     $122,141      $311,599     $201,670

Costs and expenses:
     Cost of sales--product costs                           107,693       59,528       182,752      101,653
     Cost of sales--royalties and software
         amortization                                        23,828       17,550        32,412       25,436
     Product development                                      3,985        8,045        13,612       21,963
     Sales and marketing                                     26,040       16,400        49,452       31,960
     General and administrative                               5,265        3,586        13,832        8,416
     Amortization of intangible assets                          398          404         1,190        1,159
     Merger expenses                                             --        1,474           600        1,474
                                                       ------------  -----------  ------------ ------------
     Total costs and expenses                               167,209      106,987       293,850      192,061
                                                       ------------  -----------  ------------ ------------
Operating income                                             26,328       15,154        17,749        9,609
     Interest expense, net                                     (854)        (232)       (2,017)        (377)
                                                       ------------  -----------  ------------ ------------
Net income before income tax provision                       25,474       14,922        15,732        9,232
     Income tax provision                                     9,452        5,644         5,748        3,531
                                                       ------------  ------------ ------------ ------------

Net income                                                 $ 16,022     $  9,278      $  9,984     $  5,701
                                                       ------------  ------------ ------------ ------------
                                                       ------------  ------------ ------------ ------------

Basic net income per share                                 $   0.72     $   0.43      $   0.45     $   0.26
                                                       ------------  ------------ ------------ ------------
                                                       ------------  ------------ ------------ ------------

Diluted net income per share                               $   0.64     $   0.41      $   0.44     $   0.25
                                                       ------------  ------------ ------------ ------------
                                                       ------------  ------------ ------------ ------------

Number of shares used in computing basic net
    income per share                                         22,188       21,481        22,051       21,196
                                                       ------------  ------------ ------------ ------------
                                                       ------------  ------------ ------------ ------------

Number of shares used in computing diluted net
    income per share                                         26,073       22,928        22,888       22,394

                                                       ------------  ------------ ------------ ------------
                                                       ------------  ------------ ------------ ------------



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ACTIVISION, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows

                                                                     For the months ended December 31,
                                                                               (in thousands)
                                                                     --------------------------------
                                                                           1998            1997
                                                                     ---------------  ---------------
                                                                       Increase (Decrease) in Cash
Cash flows from operating activities:
     Net income                                                          $  9,984        $  5,701
     Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
         Deferred income taxes                                              1,126             410
         Depreciation and amortization                                      4,838           3,871

     Change in assets and liabilities:
         Accounts receivable                                              (76,278)        (52,934)
         Inventories                                                      (16,185)         (9,367)
         Prepaid royalties and capitalized software costs                 (21,589)         (1,291)
         Other assets                                                      (5,928)         (3,389)
         Accounts payable                                                  61,598          57,482
         Accrued liabilities                                               14,187          14,416
         Other liabilities                                                 (1,357)             (5)
                                                                         --------        --------
         Net cash (used in)/provided by operating activities              (29,604)         14,894
                                                                         --------        --------
Cash flows from investing activities:
     Cash paid by Combined Distribution (Holdings) Limited to acquire
       CentreSoft Limited (net of cash acquired)                                -          (1,043)
     Adjustment for effect of poolings on prior periods                         -          (1,641)
     Cash acquired in pooling transactions                                    653               -
     Cash used in purchase acquisitions                                         -            (246)
     Capital expenditures                                                  (2,787)         (6,197)
                                                                         --------        --------
         Net cash used in investing activities                             (2,134)         (9,127)
                                                                         --------        --------
Cash flows from financing activities:
     Proceeds from issuance of common stock pursuant to employee stock
       option plan                                                          3,478           3,961
     Proceeds from issuance of common stock pursuant to employee stock
       purchase plan                                                          389             230
     Note payable to bank, net                                             (1,479)          1,371
     Proceeds from borrowings on line-of-credit                            10,006           8,800
     Payments on line-of-credit                                            (2,600)         (8,800)
     Proceeds from issuance of subordinated convertible notes                   -          60,000
     Dividends paid                                                             -          (1,258)
     Other                                                                      -              51
                                                                         --------        --------
         Net cash provided by financing activities                          9,794          64,355
                                                                         --------        --------
Effect of exchange rate changes on cash and cash equivalents                   56             137
                                                                         --------        --------
Net decrease in cash and cash equivalents                                 (21,888)         70,259

Cash and cash equivalents at beginning of period                           73,378          21,358
                                                                         --------        --------
Cash and cash equivalents at end of period                               $ 51,490        $ 91,617
                                                                         --------        --------
                                                                         --------        --------

Non-cash activities:
     Warrants issued to third party developers                           $  3,368        $      -
     Stock issued in exchange for licensing rights                       $      -        $    431
     Tax benefit derived from stock option exercises                     $    653        $    521
     Stock issued in purchase acquisition                                $      -        $    136
     Preferred stock converted to common stock in pooling transaction    $      -        $  1,286
     Redeemable preferred stock converted to common stock in pooling
       transaction                                                       $      -        $    214
     Conversion of subordinated loan stock debentures to common stock
       in pooling transaction                                            $      -        $  3,216

Supplemental cash flow information:
     Cash paid for income taxes                                          $  4,868        $  2,607
     Cash paid for interest                                              $  2,775        $    696



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ACTIVISION, INC.
              Notes to Condensed Consolidated Financial Statements
                     For the Quarter Ended December 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries (the "Company"). The information furnished is unaudited and reflects all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 as filed with the Securites and Exchange Commission.

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

     As of December 31, 1998, prepaid royalties and unamortized capitalized software costs totaled $44.0 million (including $5.8 million classified as non-current) and $6.6 million, respectively. As of March 31, 1998, prepaid royalties and unamortized capitalized software costs totaled $10.7 million and $1.7 million, respectively. At March 31, 1998, all prepaid royalties and unamortized capitalized software costs were classified as current.

3.   REVENUE RECOGNITION

     Product Sales

     The Company recognizes revenues from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges or return products within certain specified periods, and provides price protection on certain unsold merchandise. Revenues from product sales are reflected net of the allowance for returns and price protection.

                                ACTIVISION, INC.
              Notes to Condensed Consolidated Financial Statements
                     For the Quarter Ended December 31, 1998

     Software Licenses

     For those license agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenues are recognized at delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned.

     The American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), is effective for all transactions entered into subsequent to March 31, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's financial position, results of operations or liquidity. The American Institute of Certified Public Accountants Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"), is effective for all transactions entered into subsequent to March 15, 1999. The Company believes the adoption of SOP 98-9 will not have a material impact on the Company's financial position, results of operations or liquidity.

4.   COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income", was adopted by the Company as of April 1, 1998. SFAS 130 requires any changes in shareholders' equity that do not result directly from transactions with shareholders be reported separately in the financial statements, net of any tax effect, as other comprehensive income. For the Company, other comprehensive income includes only foreign currency translation adjustments. Total comprehensive income for the quarter and nine months ended December 31, 1998 and 1997 is as follows:

                                            Quarter Ended December 31,     Nine Months Ended December 31,
                                            --------------------------     ------------------------------
                                                1998            1997             1998         1997
                                              --------         -------         --------      -------
                                                  (in thousands)                   (in thousands)
     Net income                               $ 16,022         $ 9,278         $  9,984      $ 5,701
     Foreign currency translation
         adjustments (net of tax)                   51             374              138          137
                                              --------         -------         --------      -------

     Total comprehensive income               $ 16,073         $ 9,652         $ 10,122      $ 5,838
                                              --------         -------         --------      -------
                                              --------         -------         --------      -------


5.   COMPUTATION OF EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans, including stock options, warrants and other convertible securities using the treasury stock method.

                                ACTIVISION, INC.
              Notes to Condensed Consolidated Financial Statements
                     For the Quarter Ended December 31, 1998

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    Quarter ended December 31,   Nine months ended December 31,
                                                    --------------------------   ------------------------------
                                                          (in thousands)                 (in thousands)
                                                       1998           1997          1998              1997
                                                     --------       --------      --------          --------
     NUMERATOR:
       Net income                                    $ 16,022       $  9,278      $  9,984          $  5,701
       Less dividends paid                                  -            (35)            -              (116)
                                                     --------       --------      --------          --------
         Numerator for basic earnings per
             share-income available to
             common stockholders                     $ 16,022       $  9,243      $  9,984          $  5,585

         Effect of dilutive securities:
             Interest add-back on
               convertible debt (net of tax)              666             70             -                70
                                                     --------       --------      --------          --------
         Numerator for diluted earnings
             per share-income available to
             common stockholders after
             assumed conversions                     $ 16,688       $  9,313      $  9,984          $  5,655
                                                     --------       --------      --------          --------
                                                     --------       --------      --------          --------
     DENOMINATOR:
         Denominator for basic earnings per
             share-weighted average shares             22,188         21,482        22,051            21,196

         Effect of dilutive securities:
             Employee stock options                       706          1,100           837               852
             Convertible debentures                     3,179            346             -               346
                                                     --------       --------      --------          --------

         Dilutive common shares                         3,885          1,446           837             1,198
                                                     --------       --------      --------          --------

         Denominator for diluted
             earnings per share-adjusted
             weighted average shares and
             assumed conversions                       26,073         22,928        22,888            22,394
                                                     --------       --------      --------          --------
                                                     --------       --------      --------          --------

         Basic earnings per share                    $   0.72       $   0.43      $   0.45          $   0.26
                                                     --------       --------      --------          --------
                                                     --------       --------      --------          --------

         Diluted earnings per share                  $   0.64       $   0.41      $   0.44          $   0.25
                                                     --------       --------      --------          --------
                                                     --------       --------      --------          --------

     For the quarter and nine months ended December 31, 1998, options to purchase 1,915,000 and 3,506,000 shares, respectively, of the Company's common stock were outstanding but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares during such periods. For the nine months ended December 31, 1998, shares issuable upon the conversion of convertible debentures and interest on such convertible debentures were not included in the calculation as the effect would have been antidilutive.

     For the quarter and nine months ended December 31, 1997, options to purchase 793,000 and 1,397,000 shares, respectively, of the Company's common stock were outstanding but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares during such periods.

                                ACTIVISION, INC.
              Notes to Condensed Consolidated Financial Statements
                     For the Quarter Ended December 31, 1998


6.   NEW ACCOUNTING PRONOUNCEMENT

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

     The Company recognizes revenues from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges and returns within certain specified periods and provides price protection on certain unsold merchandise. Revenues from product sales are reflected after deducting the estimated allowance for returns and price protection. With respect to license agreements which provide customers the right to multiple copies in exchange for guaranteed amounts, revenues are recognized upon delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned. The American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. SOP 97-2 is effective for all transactions entered into subsequent to March 31, 1998. The Company has adopted SOP 97-2 and such adoption did not have a material impact on the Company's financial position, results of operations or liquidity. Effective December 15, 1998, the American Institute of Certified Public Accountants Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"), was issued and is effective for transactions entered into after March 15, 1999. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements such as maintenance agreements sold in conjunction with software packages. The Company does not believe this will have a material impact on the Company's financial position, results of operations or liquidity.

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

     The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, activity, platform and channel:


                                                   QUARTER ENDED DECEMBER 31,              NINE MONTHS ENDED DECEMBER 31,
                                            ----------------------------------------  ----------------------------------------
                                                     1998              1997                  1998                1997
                                            ------------------- --------------------  -------------------  -------------------
                                                      (in thousands)                              (in thousands)
                                                      % of Net               % of Net             % of Net             % of Net
                                             Amount   Revenues     Amount    Revenues   Amount    Revenues   Amount    Revenues
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------
STATEMENTS OF OPERATIONS DATA:

     Net revenues:                           $193,537   100.0%   $122,141      100.0%  $311,599     100.0%  $201,670     100.0%
     Costs and expenses:
         Cost of sales - product costs        107,693    55.6%     59,528       48.8%   182,752      58.6%   101,653      50.4%
         Cost of sales - royalties and
             software amortization             23,828    12.3%     17,550       14.4%    32,412      10.4%    25,436      12.6%
         Product development                    3,985     2.1%      8,045        6.6%    13,612       4.4%    21,963      10.9%
         Sales and marketing                   26,040    13.5%     16,400       13.4%    49,452      15.9%    31,960      15.8%
         General and administrative             5,265     2.7%      3,586        2.9%    13,832       4.4%     8,416       4.2%
         Amortization of intangible
             assets                               398     0.2%        404        0.3%     1,190       0.4%     1,159       0.6%

         Merger expenses                            -        -      1,474        1.2%       600       0.2%     1,474       0.7%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------

              Total costs and expenses        167,209    86.4%    106,987       87.6%   293,850      94.3%   192,061      95.2%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------

     Operating income                          26,328    13.6%     15,154       12.4%    17,749       5.7%     9,609       4.8%
     Interest expense, net                       (854)   (0.4%)      (232)      (0.2%)   (2,017)     (0.7%)     (377)     (0.2%)
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------

     Net income before provision for income
         taxes                                 25,474    13.2%     14,922       12.2%    15,732       5.0%     9,232       4.6%
     Income tax provision                       9,452     4.9%      5,644        4.6%     5,748       1.8%     3,531       1.8%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------

         Net income                          $ 16,022     8.3%   $  9,278        7.6%  $  9,984       3.2%  $  5,701       2.8%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------
NET REVENUES BY TERRITORY:

     North America                           $ 69,472    35.9%   $ 42,329       34.7%  $106,623      34.2%  $ 67,468      33.5%
     International                            124,065    64.1%     79,812       65.3%   204,976      65.8%   134,202      66.5%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------

     Total net revenues                      $193,537   100.0%   $122,141      100.0%  $311,599     100.0%  $201,670     100.0%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------
ACTIVITY/PLATFORM MIX:

     Publishing:

         Console                             $ 47,242    48.7%   $ 11,640       19.2%  $ 71,014      49.2%  $ 15,585      15.5%
         PC                                    49,704    51.3%     49,037       80.8%    73,214      50.8%    85,212      84.5%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------

         Total publishing net revenues       $ 96,946    50.1%   $ 60,677       49.7%  $144,228      46.3%  $100,797      50.0%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------

     Distribution:

         Console                             $ 63,482    65.7%   $ 37,400       60.8%  $116,624      69.7%  $ 60,195      59.7%
         PC                                    33,109    34.3%     24,064       39.2%    50,747      30.3%    40,678      40.3%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------

         Total distribution net revenues       96,591    49.9%     61,464       50.3%   167,371      53.7%   100,873      50.0%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------

              Total net revenues             $193,537   100.0%   $122,141      100.0%  $311,599     100.0%  $201,670     100.0%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------

NET REVENUES BY CHANNEL:

     Retailer/Reseller                       $185,030    95.6%  $ 114,321       93.6%  $296,003      95.0%  $181,568      90.0%
     OEM, licensing, on-line and other          8,507     4.4%      7,820        6.4%    15,596       5.0%    20,102      10.0%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------

         Total net revenues                  $193,537   100.0%  $ 122,141      100.0%  $311,599     100.0%  $201,670     100.0%
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------
                                            --------- --------   --------  ----------  --------  ---------  --------  ---------


RESULTS OF OPERATIONS

         The results of operations for the quarter and nine months ended December 31, 1998 include results of operations for Head Games Publishing Inc. ("Head Games") and CD Contact Data GmbH ("CD Contact"), two recently acquired companies, which were treated as immaterial poolings. The results of operations for the quarter and nine months ended December 31, 1997 have not been restated to reflect such acquisitions. Net revenues for the quarter and nine months ended December 31, 1998 included $8.0 million and $13.0 million, respectively, from Head Games' operations, which have been included since April 1, 1998. Net revenues for the quarter and nine months ended December 31, 1998 included $19.1 million and $31.6 million, respectively, from CD Contact's operations, which have been included since July 1, 1998.

NET REVENUES

         Net revenues for the quarter ended December 31, 1998 increased 58.5% from the same period last year, from $122.1 million to $193.5 million. North America and international net revenues for the quarter ended December 31, 1998 increased 64.7%, from $42.3 million to $69.5 million and 55.5%, from $79.8 million to $124.1 million, respectively. The increase in overall net revenues was composed of a 125.9% increase in console net revenues, from $49.0 million to $110.7 million, and a 13.3% increase in PC net revenues, from $73.1 million to $82.8 million. Approximately $27.1 million, or 38.0%, of the increase in net revenues in the current period was attributable to the immaterial poolings discussed above.

         Net revenues for the nine months ended December 31, 1998 increased 54.5% from the same period last year, from $201.7 million to $311.6 million. North America and international net revenues for the nine months ended December 31, 1998 increased 57.9%, from $67.5 million to $106.6 million, and 52.8%, from $134.2 million to $205.0 million, respectively. The increase in overall net revenues was composed of a 147.5% increase in console net revenues, from $75.8 million to $187.6 million, offset by a 1.5% decrease in PC net revenues, from $125.9 million to $124.0 million. Approximately $44.6 million, or 40.6%, of the increase in net revenues for the nine month period ended December 31, 1998 was attributable to the immaterial poolings discussed above.

         Publishing console net revenues for the quarter and nine months ended December 31, 1998 increased 306.9%, from $11.6 million to $47.2 million, and 355.1%, from $15.6 million to $71.0 million, respectively, over the prior year. The increases in such periods were primarily attributable to the initial release of Tenchu (Playstation), Vigilante 8 (Playstation), Asteroids (Playstation), Apocalypse (Playstation), Nightmare Creatures (Nintendo 64), and Activision Classics (Playstation). Publishing PC net revenues for the quarter and nine months ended December 31, 1998 increased 1.4%, from $49.0 million to $49.7 million and decreased 14.1%, from $85.2 to $73.2 million, respectively. The increase in publishing PC net revenues for the quarter ending December 31, 1998 was primarily attributable to the acquisition of Head Games, as discussed above. The decrease in publishing PC net revenues for the nine month period was primarily attributable to the initial release of Quake II (PC) in the prior comparable period, partially offset by the acquisition of Head Games, as discussed above. PC initial releases during the quarter ended December 31, 1998 included Sin, Asteroids and Cabela's Big Game Hunter 2.

         Distribution console net revenues for the quarter and nine months ended December 31, 1998 increased 69.8%, from $37.4 million to $63.5 million, and 93.7%, from $60.2 million to $116.6 million, respectively, over the prior year. These increases were attributable to the general increase in the Sony Playstation hardware and software markets as well as the effect of the acquisition of CD Contact, as discussed above. Distribution PC net revenues for the quarter and nine months ended December 31, 1998 increased 37.3%, from $24.1 million to $33.1 million and 24.6%, from $40.7 million to $50.7 million, respectively. These increases were primarily attributable to the acquisition of CD Contact, as discussed above.

COSTS AND EXPENSES

         Cost of sales - product costs represented 55.6% and 48.8% of net revenues for the quarters ended December 31, 1998 and 1997, respectively. Cost of sales - product costs represented 58.6% and 50.4% of net revenues for the nine months ended December 31, 1998 and 1997, respectively. The increase in cost of sales product costs as a percentage of net revenues for both the 1998 quarter and the nine month period was due to the increase in the sales mix of console net revenues versus PC net revenues, as well as the decrease in the sales mix of OEM, licensing and other net revenues versus retailer/reseller net revenues.

         Cost of sales - royalties and software amortization expense represented 12.3% and 14.4% of net revenues for the quarters ended December 31, 1998 and 1997, respectively. Cost of sales - royalties and software amortization expense represented 10.4% and 12.6% of net revenues for the nine months ended December 31, 1998 and 1997, respectively. The decrease in cost of sales - royalties and software amortization expense as a percentage of net revenues for both the 1998 quarter and nine month period was due to changes in the Company's product mix. More products with lower royalty rates were included in the 1998 product mix as compared to the prior year, resulting in an overall lower royalty rate as a percentage of net revenues.

         Product development expenses for the quarter ended December 31, 1998 decreased 50.0% from the same period last year, from $8.0 million to $4.0 million. Product development expenses for the nine months ended December 31, 1998 decreased 38.2% from the same period last year, from $22.0 million to $13.6 million. The decreases in the amount of product development expenses for the quarter and nine months ended December 31, 1998 primarily were due to an increase in the capitalizable development costs relating to sequel products being developed on proven engine technologies which have been capitalized in accordance with SFAS 86.

         As a percentage of net revenues, total product creation costs (i.e., royalties and software amortization expense plus product development expenses) decreased from 21.0% to 14.4% and from 23.5% to 14.8% during the quarter and nine months ended December 31, 1998, respectively. Such decreases were attributable to efficiencies gained in studio operations, as well as a decrease in the effective royalty rate as discussed above, and an increase in development costs capitalized under SFAS 86, as discussed above.

         Sales and marketing expenses for the quarter ended December 31, 1998 increased 58.5% from the same period last year, from $16.4 million to $26.0 million. As a percentage of net revenues, sales and marketing expenses increased slightly from 13.4% to 13.5%. Sales and marketing expenses for the nine months ended December 31, 1998 increased 54.7% from the same period last year, from $32.0 million to $49.5 million. As a percentage of net revenues, sales and marketing expenses increased slightly from 15.8% to 15.9%. The increases in the amount of sales and marketing expenses for the 1998 quarter and nine month period primarily were due to a significant increase in television advertising and an increase in the number of products scheduled to be released during the current fiscal year. However, as a percentage of net revenues, such expenses have remained fairly consistent.

         General and administrative expenses for the quarter ended December 31, 1998 increased 47.2% from the same period last year, from $3.6 million to $5.3 million. As a percentage of net revenues, general and administrative expenses decreased from 2.9% to 2.7%. General and administrative expenses for the nine months ended December 31, 1998 increased 64.3% from the same period last year, from $8.4 million to $13.8 million. As a percentage of net revenues, general and administrative expenses increased slightly from 4.2% to 4.4%. The period over period increase in the amount of general and administrative expenses for the 1998 quarter and nine month period primarily were due to an increase in worldwide administrative support needs and headcount related expenses. The decrease as a percentage of net revenues relates primarily to efficiencies gained in administrative operations.

OTHER INCOME (EXPENSE)

         Net interest expense was $854,000 and $2,017,000 for the quarter and nine months ended December 31, 1998, compared to net interest expense of $232,000 and $377,000 for the same periods last year. These increases primarily were the result of interest costs associated with the Company's convertible subordinated notes issued in December 1997 and short term borrowings under bank line of credit agreements.

PROVISION FOR INCOME TAXES

         The income tax provision of approximately $9,452,000 and $5,748,000 for the quarter and nine months ended December 31, 1998, respectively, reflects the Company's estimated effective income tax rate of approximately 37% for the fiscal year ending March 31, 1999. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the benefit of deferred tax assets recognized.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents decreased $21.9 million, from $73.4 million at March 31, 1998 to $51.5 million at December 31, 1998. Approximately $29.6 million in cash and cash equivalents were used in operating activities during the nine months ended December 31, 1998 compared to approximately $14.9 million in cash and cash equivalents provided by operating activities during the nine months ended December 31, 1997. This change was primarily attributable to a substantial increase during the nine months ended December 31, 1998 in prepaid royalties and capitalized software costs incurred by the Company as a result of its execution of new license agreements granting the Company long term rights to the intellectual property of third parties, as well as the acquisition of publishing or distribution rights to products being developed by third parties. Also contributing to the change were increases in accounts receivable, inventory, accounts payable and accrued liabilities resulting from the Company's overall growth during the nine month period ended December 31, 1998.

         In addition, approximately $2.1 million in cash and cash equivalents were used in investing activities. Capital expenditures totaled approximately $2.8 million during the nine months ended December 31, 1998.

         Cash and cash equivalents provided by financing activities totaled approximately $9.8 million for the nine months ended December 31, 1998, which included approximately $3.5 million in proceeds from exercise of employee stock options and net borrowings of $7.4 million under the Company's lines of credit.

         In connection with the Company's purchases of N64 hardware and software cartridges for distribution in North America and Europe, Nintendo requires the Company to provide irrevocable letters of credit prior to accepting purchase orders from the Company for the purchase of these cartridges. Furthermore, Nintendo maintains a policy of not accepting returns of N64 hardware and software cartridges. Because of these and other factors, the carrying of an inventory of N64 hardware and software cartridges entails significant capital and risk.

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

         During the quarter ended December 31, 1998, the Company obtained a new revolving credit and letter of credit facility ("the New Facility") from a new bank that permits the Company to borrow funds and issue letters of credit against domestic accounts receivable up to $25 million. The New Facility expires in October 2000. As of December 31, 1998, the Company had an outstanding balance of approximately $5.3 million on this line of credit. In January 1999, the Company increased the New Facility to $40 million under substantially the same terms and conditions.

         The Company's CentreSoft subsidiary has a revolving credit facility (the "Europe Facility") with its bank for approximately $11.5 million. The Europe Facility can be used for working capital requirements and expires in June 2000. The Company had no borrowings under the Europe Facility as of December 31, 1998. The Company's newly acquired subsidiary, CD Contact, has facilities (the "CD Contact Facilities") with its banks that permit borrowings up to approximately $25 million. Borrowings under the CD Contact Facilities are due on demand and totaled $6.5 million as of December 31, 1998.

          The Company will use its working capital ($131.1 million at December 31, 1998), as well as the proceeds available from the New Facility, the Europe Facility and the CD Contact Facilities, to finance the Company's operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of development, production, marketing and selling of new products, and the acquisition of intellectual property rights for future products from third parties.

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

         The Company also is contacting critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant. To assist suppliers (particularly trading partners using electronic data interchange) in evaluating their year 2000 issues, the Company has developed a questionnaire which indicates the ability of each supplier to address year 2000 incompatibilities. All critical suppliers and trading partners of the Company have responded to the questionnaire and confirmed the expectation that they will continue providing services and products through the change to 2000.

         The Company anticipates that year 2000 compliance testing on substantially all of its critical systems will be completed, and corresponding changes will be made, by mid-1999. The costs incurred by the Company to date related to this testing and modification process are less than $100,000. The Company expects that the total cost of its year 2000 compliance plan will not exceed $200,000. The total estimated cost does not include potential costs related to any systems used by the Company's customers, any third party claims, or the costs incurred by the Company when it replaces internal software and hardware in the normal course of its business. The overall cost of the Company's year 2000 compliance plan is a minor portion of the Company's total information technology budget and is not expected to materially delay the implementation of any other unrelated projects that are planned to be undertaken by the Company. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 compatibility issues. The total cost estimate for the Company's year 2000 compliance plan is based on management's current assessment of the projects comprising the plan and is subject to change as the projects progress.

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

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their common currency. The sovereign currencies of the participating countries are scheduled to remain legal tender as denominations of the euro between January 1, 1999 and January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the sovereign currencies, so that the sovereign currencies no longer will be legal tender for any transactions, making conversion to the euro complete. The Company has performed an internal analysis of the possible implications of the euro conversion on the Company's business and financial condition, and has determined that the impact of the conversion will be immaterial to its overall operations. The Company's wholly owned subsidiaries operating in participating countries represented 11.4% and 11.3% of the Company's consolidated net revenues for the quarter and nine months ended December 31, 1998, respectively.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             --------

             27.1 Fiscal 1999 Quarter and Year to Date Financial Data Schedule


        (b)  Reports on Form 8-K
             -------------------

             On October 8, 1998, the Company filed a Current Report on Form 8-K reporting the completion of the acquisition of CD Contact on September 29, 1998. The transaction was accounted for as a "pooling of interests".

                                SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 12, 1999

ACTIVISION, INC.




/s/ Barry J. Plaga            Chief Financial Officer         February 12, 1999
-------------------------
   (Barry J. Plaga)