Form 10-K
period 1999-03-31
ACTIVISION INC /NY
filed 1999-06-29
CIK 718877

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 25, 1999 was $295,741,675.

The number of shares of the registrant's Common Stock outstanding as of June 25, 1999 was 22,982,248.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 1999 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I.

         Item 1.    Business .............................................................................   3

         Item 2.    Properties ...........................................................................  14

         Item 3.    Legal Proceedings ....................................................................  14

         Item 4.    Submission of Matters to a Vote of Security Holders ..................................  14

PART II.

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ................  15

         Item 6.    Selected Consolidated Financial Data .................................................  17

         Item 7.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations ........................................................  18

         Item 7A.   Quantitative and Qualitative Disclosures about Market Risk............................  26

         Item 8.    Consolidated Financial Statements and Supplementary Data .............................  27

PART III.

         Item 10.   Directors and Executive Officers of the Registrant ...................................  28

         Item 11.   Executive Compensation ...............................................................  28

         Item 12.   Security Ownership of Certain Beneficial Owners and Management .......................  28

         Item 13.   Certain Relationships and Related Transactions .......................................  28

PART IV.

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................  29

SIGNATURES ...............................................................................................  32

                                     PART I


Item 1.  BUSINESS

         (a)      GENERAL

                  Activision, Inc. (together with its subsidiaries, "Activision" or the "Company") is a leading international publisher, developer and distributor of interactive entertainment and leisure products. The Company was incorporated in California in 1979. In December 1992, the Company reincorporated in Delaware.

                  The Company's products span a wide range of genres (including action, adventure, strategy and simulation) and target markets (including game enthusiasts, value buyers and children). In addition to its genre and market diversity, the Company publishes, develops and distributes products for a variety of game platforms, including personal computers ("PCs"), the Sony Playstation console system and the Nintendo 64 console system.

                  The Company completed the acquisition of Raven Software Corporation ("Raven") on July 13, 1997, NBG EDV Handels- und Verlags GmbH ("NBG") on November 26, 1997, S.B.F. Services, Limited dba Head Games Publishing ("Head Games") on June 30, 1998, and CD Contact Data GmbH ("CD Contact") on September 29, 1998. Each of the above transactions originally had been accounted for by the Company as an immaterial pooling of interests. The financial results for each such acquired company and related cash flows had therefore been included in the reported operations of the Company beginning only on the date of acquisition. Based on a reevaluation of these transactions, including the results of operations of each entity, statements by the Securities and Exchange Commission (the "SEC") on materiality of pooling transactions and requirements to evaluate the impact on each line item in the financial statements and the impact on the Company's trends, the Company has restated all financial information reported in this Annual Report on Form 10-K for all periods prior to the consummation of each transaction to include the financial position, results of operations and cash flows of such acquired companies.

         (b)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                  The Company has two reportable segments: publishing CD-based and cartridge based interactive entertainment and leisure software; and distributing interactive entertainment and leisure products. Publishing relates to the development (both internally and externally), marketing and sale of products owned or controlled by the Company, either directly or through its affiliate label program. Distribution refers to the sale by the Company's European distribution subsidiaries of other publishers' software and related products to the marketplace. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by
         Item 1.

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

                  FLUCTUATIONS IN QUARTERLY RESULTS; FUTURE OPERATING RESULTS UNCERTAIN; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, several of which are not under the Company's control. Such factors include, but are not limited to, demand for products published or distributed by the Company, the size and rate of growth of the interactive entertainment and leisure markets, development and promotional expenses relating to the introduction of new products, changes in computing platforms, product returns, the timing of orders from major customers, delays in shipment, the level of price competition, the timing of product introductions by the Company and its competitors, product life cycles, product defects and other quality problems, the level of the Company's international revenues, and personnel changes. Products are generally shipped as orders are received, and consequently, the Company operates with little or no backlog. Net revenues in any quarter are, therefore, substantially dependent on orders booked and shipped in that quarter.

                  The Company's expenses are based in part on the Company's product development and marketing budgets. Many of the costs incurred by the Company to produce and sell its products are expensed as such costs are incurred, which often is before a product is released. In addition, a significant portion of the Company's expenses are fixed. As the Company increases its production and sales activities, current expenses will increase and, if sales from previously released products are below expectations, net income is likely to be disproportionately affected.

                  Due to all of the foregoing, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

                  The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to consumer buying patterns. Net revenues typically are significantly higher during the fourth calendar quarter, primarily due to the increased demand for consumer software during the year-end holiday buying season. Net revenues and net income in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. For example, the Company's net revenues in its last five quarters were $68.1 million for the quarter ended March 31, 1998, $61.5 million for the quarter ended June 30, 1998, $66.2 million for the quarter ended September 30, 1998, $193.5 million for the quarter ended December 31, 1998 and $115.2 million for the quarter ended March 31, 1999. The Company's net income (loss) for the last five quarters was $689,000 for the quarter ended March 31, 1998, $(3.7) million for the quarter ended June 30, 1998, $(2.2) million for the quarter ended September 30, 1998, $16.0 million for the quarter ended December 31, 1998 and $5.2 million for the quarter ended March 31, 1999. The Company expects its net revenues and operating results to continue to reflect significant seasonality.

                  DEPENDENCE ON NEW PRODUCT DEVELOPMENT; PRODUCT DELAYS. The Company's future success depends in part on the timely introduction of successful new products to replace declining revenues from older products. If, for any reason, revenues from new products were to fail to replace declining revenues from older products, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the Company believes that the competitive factors in the marketplace for premium-priced interactive products create the need for higher quality, distinctive products that incorporate increasingly sophisticated effects and the need to support product releases with increased marketing, resulting in higher development, acquisition and marketing costs. The lack of market acceptance or significant delay in the introduction of, or the presence of a defect in, one or more premium-priced products could have a material adverse effect on the Company's business, operating results and financial condition, particularly in view of the seasonality of the Company's business. Further, because a large portion of a product's revenue generally is associated with initial shipments, the delay of a product introduction expected near the end of a fiscal quarter may have a material adverse effect on operating results for that quarter.

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

                  UNCERTAINTY OF MARKET ACCEPTANCE; SHORT PRODUCT LIFE CYCLES. The market for interactive entertainment and leisure systems and interactive software has been characterized by shifts in consumer preferences and short product life cycles. Consumer preferences for entertainment and leisure software products are difficult to predict and few products achieve sustained market acceptance. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, that such acceptance will be sustained for any significant period, or that product life cycles will be sufficient to permit the Company to recoup development, marketing and other associated costs. In addition, if market acceptance is not achieved, the Company could be forced to accept substantial product returns to maintain its relationships with retailers and its access to distribution channels. Failure of new products to achieve or sustain market acceptance or product returns in excess of the Company's expectations would have a material adverse effect on the Company's business, operating results and financial condition.

                  PRODUCT CONCENTRATION; DEPENDENCE ON HIT PRODUCTS. The Company derives a significant portion of its revenues from a relatively small number of products released each year, and many of these products have substantial production or acquisition costs and marketing budgets. During fiscal 1998, one product accounted for approximately 10.2% of the Company's consolidated net revenues. All other products were individually less than 10% of the Company's consolidated net revenues. During fiscal 1999, no single product accounted for greater than 10% of the Company's consolidated net revenues. However, the Company anticipates that a limited number of products will continue to produce a disproportionate amount of revenues. Due to this dependence on a limited number of products, the failure of one or more of these products to achieve anticipated results may have a material adverse effect on the Company's business, operating results and financial results.

                  The Company's strategy also includes as a key component publishing titles that have franchise value, such that sequels, enhancements and add-on products can be released over time, thereby extending the life of the property in the market. While the focus on franchise properties, if successful, results in extending product life cycles, it also results in the Company depending on a limited number of titles for its revenues. There can be no assurance that the Company's existing franchise titles can continue to be exploited as successfully as in the past. In addition, new products that the Company believes will have potential value as franchise properties may not achieve market acceptance and therefore may not be a basis for future releases.

                  INDUSTRY COMPETITION; COMPETITION FOR SHELF SPACE. The interactive entertainment and leisure industries are intensely competitive. Competition in these industries is principally based on product quality and features, the compatibility of products with popular platforms, company or product line brand name recognition, access to distribution channels, marketing effectiveness, reliability and ease of use, price and technical support. Significant financial resources also have become a competitive factor in these industries, principally due to the substantial cost of product development and marketing that is required to support best-selling titles. In addition, competitors with broad product lines and popular titles typically have greater leverage with distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles.

                  The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. The Company's competitors currently include Electronic Arts, LucasArts, Microsoft, Sega, Nintendo, Sony, Havas, Infogrames, Hasbro, GT Interactive and Eidos, among many others.

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

                  Retailers typically have a limited amount of shelf space, and there is intense competition among entertainment and leisure software producers for adequate levels of shelf space and promotional support from retailers. As the number of interactive entertainment and leisure products increase, the competition for shelf space has intensified, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. The Company's products constitute a relatively small percentage of a retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or promote the Company's products with adequate levels of shelf space and promotional support.

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

                  CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS. The consumer software industry is undergoing rapid changes, including evolving industry standards, frequent new platform introductions and changes in consumer requirements and preferences. The introduction of new technologies, including new console systems such as Sega's Dreamcast and Sony's PlayStation 2, technologies that support multi-player games, and new media formats such as on-line delivery and digital video disks ("DVD"), could render the Company's previously released products obsolete or unmarketable. The development cycle for products utilizing new operating and console systems, microprocessors or formats may be significantly longer than the Company's current development cycle for products on existing operating systems, microprocessors and formats and may require the Company to invest resources in products that may not become profitable. There can be no assurance that the mix of the Company's future product offerings will keep pace with technological changes or satisfy evolving consumer preferences, or that the Company will be successful in developing and marketing products for any future operating system or format. Failure to develop and introduce new products and product enhancements in a timely fashion could result in significant product returns and inventory obsolescence and could have a material adverse effect on the Company's business, operating results and financial condition.

                  RISKS ASSOCIATED WITH LEVERAGE. As of March 31, 1999, the Company had outstanding $60,000,000 of subordinated convertible notes due 2005. In June 1999, the Company obtained a term loan and revolving credit facility composed of $25 million of term loans and up to $100 million of revolving credit loans and letters of credit. The proceeds of the term loan, which is due in June 2002, were used to complete the acquisition of Expert Software, Inc. and to pay expenses associated with the acquisition and the financing transaction. The revolving credit facility will be used for working capital and general corporate purposes.

                  The term loan and the revolving credit facility are secured by a pledge of substantially all of the asset of the Company and of its US subsidiaries. The facility contains various financial and other covenants that the Company and its subsidiaries must comply with. If the Company were to default under the terms of the credit facility, either as a result of a failure to pay principal or interest when due or as a result of a breach of a financial or other covenant, the lenders could stop providing funds and letters of credit to the Company and could declare an event of default and foreclose on the collateral. This could also result in an acceleration of the subordinated notes. A default by the Company under the revolving credit and term loan facility would materially adversely effect the Company's business and could result in the Company declaring bankruptcy.

                  YEAR 2000. Like many other software companies, the year 2000 computer issue creates risk for the Company. If internal computer and embedded systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has initiated a comprehensive plan to prepare its internal computer and embedded systems for the year 2000 and is currently implementing changes to alleviate year 2000 incapabilities. As part of such plan, the Company has purchased software programs that have been independently developed by third parties which will test year 2000 compliance for the majority of the Company's systems.

                  All of the entertainment and leisure software products currently being shipped by the Company have been tested for year 2000 compliance and have passed these tests. In addition, all products currently in development are being tested as part of the normal quality assurance testing process and are scheduled to be released fully year 2000 compliant. The year 2000 computer issue could, however, still affect the ability of consumers to use the PC products sold by the Company. For example, if the computer system on which a consumer uses the Company's products is not year 2000 compliant, such noncompliance could affect the consumer's ability to use the products.

                  The Company has developed ontingency plans to address the most material areas of exposure to the Company, such as adding network operating systems to back-up the Company's current network server and developing back-up plans for telecommunications with external offices and customers. In addition, the Company has put in place a staffing plan to handle orders manually should there be a failure of electronic data interchange connections with its customers and suppliers. Management believes that the items mentioned above constitute the greatest risk of exposure to the Company and that the plans developed by the Company will be adequate for handling these items.

                  The Company also has contacted critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant. To assist suppliers (particularly trading partners using electronic data interchange) in evaluating their year 2000 issues, the Company has developed a questionnaire designed to asses the ability of each supplier to address year 2000 incompatibilities. All critical suppliers and trading partners of the Company have responded to the questionnaire and confirmed the expectation that they will continue providing services and products through the change to 2000.

                  Year 2000 compliance testing on substantially all of the Company's critical systems have been completed, and corresponding changes are anticipated to be made by July 1999. The costs incurred by the Company to date related to this testing and modification process are less than $100,000. The Company expects that the total cost of its year 2000 compliance plan will not exceed $200,000. The total estimated cost does not include potential costs related to any systems used by the Company's customers, any third party claims, or the costs incurred by the Company when it replaces internal software and hardware in the normal course of its business. The overall cost of the Company's year 2000 compliance plan is a minor portion of the Company's total information technology budget and is not expected to materially delay the implementation of any other unrelated projects that are planned to be undertaken by the Company. In some instances, the installation schedule of new software and hardware in the normal course of business has been accelerated to afford a solution to year 2000 compatibility issues. The total cost estimate for the Company's year 2000 compliance plan is based on management's current assessment of the projects comprising the plan and is subject to change as the projects progress.

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

                  EURO CONVERSION. On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their common currency. The sovereign currencies of the participating countries are scheduled to remain legal tender as denominations of the euro between January 1, 1999 and January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the sovereign currencies, so that the sovereign currencies no longer will be legal tender for any transactions, making conversion to the euro complete. The Company has performed an internal analysis of the possible implications of the euro conversion on the Company's business and financial condition, and has determined that the impact of the conversion will be immaterial to its overall operations. The Company's wholly owned subsidiaries operating in participating countries represented 24.1% and 22.1% of the Company's consolidated net revenues for the fiscal year ended March 31, 1999 and 1998, respectively.

                  LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; RISK OF LITIGATION. The Company holds copyrights on the products, manuals, advertising and other materials owned by it and maintains trademark rights in the Company name, the ACTIVISION logo, and the names of the products owned by the Company. The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. Unauthorized copying is common within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely effected. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As is common in the industry, from time to time the Company receives notices from third parties claiming infringement of intellectual property rights of such parties. The Company investigates these claims and responds as it deems appropriate. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company's business, operating results and financial condition.

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

                  DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent on the performance and continued service of its senior management and certain key employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. Although the Company enters into term employment agreements with most of its skilled employees and management personnel, there can be no assurance that such employees will not leave the Company or compete against the Company. The Company's failure to attract or retain qualified employees could have a material adverse effect on the Company's business, operating results and financial condition.

                  RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS: CURRENCY FLUCTUATIONS. International sales and licensing accounted for 65%, 71% and 66% of the Company's total revenues in the fiscal years 1997, 1998 and 1999, respectively. The Company intends to continue to expand its direct and indirect sales, marketing and localization activities worldwide. This expansion will require significant management time and attention and financial resources in order to develop adequate international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, the costs of transferring and localizing products for foreign markets, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenues or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, fluctuations in currency exchange rates may in the future have a material adverse impact on revenues from international sales and licensing and thus the Company's business, operating results and financial condition.

                  RISK OF DEFECTS. Products such as those offered by the Company frequently contain errors or defects. Despite extensive product testing, in the past the Company has released products with defects and has discovered errors in certain of its product offerings after their introduction. In particular, the PC hardware environment is characterized by a wide variety of non-standard peripherals (such as sound cards and graphics cards) and configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing by the Company, new products or releases may contain errors after commencement of commercial shipments, resulting in a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

                  RISKS ASSOCIATED WITH ACQUISITIONS. The Company is in the process of integrating the operations of its recently acquired subsidiaries, Head Games, CD Contact and Expert Software, Inc. ("Expert") with its previously existing operations. This process, as well as the process of managing two significant new operations, requires substantial management time and effort and diverts the attention of management from other matters. In addition, there is a risk of loss of key employees, customers and vendors of the recently acquired operations as well as existing operations as this process is implemented. The Company may not be successful in integrating these operations.

                  Consistent with the Company's strategy of enhancing its distribution and product development capabilities, the Company intends to continue to pursue acquisitions of companies, intellectual property rights and other assets that can be purchased or licensed on acceptable terms and which the Company believes can be operated or exploited profitably. Some of these transactions could be material in size and scope. While the Company will continually be searching for appropriate acquisition opportunities, the Company may not be successful in identifying suitable acquisitions. If any potential acquisition opportunities are identified, the Company may not be able to consummate such acquisitions and if any such acquisition does occur, it may not be successful in enhancing the Company's business or be accretive to the Company's earnings. As the interactive entertainment and leisure businesses continue to consolidate, the Company faces significant competition in seeking acquisitions and may in the future face increased competition for acquisition opportunities. This may inhibit the Company's ability to complete suitable transactions. Future acquisitions could also divert substantial management time, could result in short term reductions in earnings or special transaction or other charges and may be difficult to integrate with existing operations or assets.

                  The Company may, in the future, issue additional shares of common stock in connection with one or more acquisitions, which may dilute its existing shareholders. The Company's shareholders will not have an opportunity, with respect to most of its future acquisitions, to review the financial statements of the entity being acquired or to evaluate the benefits of the intellectual property rights being purchased or licensed, or to vote on the acquisitions.

                  RISK OF DISTRIBUTION COMPANIES' VENDOR DEFECTIONS; VENDOR CONCENTRATION. The Company's CD Contact subsidiary and CenterSoft subsidiary perform software distribution services in the Benelux territory and in the United Kingdom, respectively, and, via export, in other European territories for a variety of entertainment software publishers, many of which are competitors of the Company. These services are generally performed under limited term contracts, some of which provide for cancellation in the event of a change of control. While the Company expects to use reasonable efforts to retain these vendors, the Company may not be successful in this regard. The cancellation or non-renewal of one or more of these contracts could have a material adverse effect on the Company's business, operating results and financial condition. Three of CD Contact's vendors accounted for 50%, 11% and 11%, respectively, of CD Contact's net revenues in fiscal year 1999. The net revenues from these vendors represents 6%, 1% and 1%, respectively, of consolidated net revenues of the Company. Two of CentreSoft's vendors accounted for 30% and 11%, respectively, of CentreSoft's net revenues in fiscal year 1999. The net revenues from these vendors represented 11% and 4%, respectively, of consolidated net revenues of the Company. All other vendors contributed less than 10% individually to the respective subsidiary's net revenues.

         STRATEGY

                  The Company's objective is to be a worldwide leader in the development, publishing and distribution of quality interactive entertainment and leisure products that deliver, at each point of the value spectrum, a highly satisfying experience. The Company's strategy includes the following elements:

                  CREATE AND MAINTAIN A BALANCED AND DIVERSIFIED PORTFOLIO OF OPERATIONS. The Company has assembled a large diversified portfolio of development, publishing and distribution operations and relationships which are complementary and, at the same time, reduce the Company's risk of concentration on any one developer, brand, platform, customer or market. The Company has focused historically on the development and publishing of premium games which provide the most sophisticated game play and entertainment experience at the top price point. While the Company will continue to take advantage of its expertise in this area, it has recently diversified its business operations and product and audience mix, and plans on continuing such diversification in the future. For example, the Company acquired several separate companies in the last two years in order to establish the distribution business. Additionally, the Company believes that its recent acquisition of Expert Software Inc., along with the Company's acquisition in June 1998 of Head Games, positions the Company as a leading publisher of "value" products for the PC, which are characterized by less sophisticated game play and lower price points. Further, the Company publishes and distributes titles that run on a variety of platforms (PC, Sony PlayStation and Nintendo 64). This diversification significantly reduces the risk of downturn or underperformance in any of the Company's individual operations.

                  CREATE AND MAINTAIN STRONG BRANDS. The Company focuses its development and publishing activities principally on titles that are, or have the potential to become, franchise properties with sustainable consumer appeal and brand recognition. These titles can thereby serve as the basis for sequels, prequels, mission packs and other add-ons and related new titles that can be released over an extended period of time. The Company believes that the publishing and distribution of products based in large part on franchise properties enhances revenue predictability and the probability of high unit volume sales and operating profits. In addition, the Company has entered into a series of strategic partnerships with the owners of intellectual property pursuant to which the Company has acquired the rights to publish titles based on franchises such as STAR TREK, various Disney films such as TOY STORY 2, A BUG'S LIFE and TARZAN, and SPIDERMAN.

                  FOCUS ON ON-TIME DELIVERY. The success of the Company's publishing business is dependent, in significant part, on its ability to develop games that will generate high unit volume sales that can be completed in accordance with planned budgets and schedules. In order to increase its ability to achieve this objective, the Company's publishing units have implemented a formal control process for the development of the Company's products. This process includes three key elements: (i) in-depth reviews are conducted for each project at five intervals during the development process by a team that includes several of the Company's highest ranking operating managers; (ii) each project is led by a small team which is heavily incentivized to deliver a high-quality product, on-schedule and within budget; and (iii) day-to-day progress is monitored by a dedicated process manager in order to insure that issues, if any, are promptly identified and addressed in a timely manner.

                  LEVERAGE INFRASTRUCTURE AND ORGANIZATION. The Company is continually striving to reduce its risk and increase its operating leverage and efficiency through the variabilization of expenses. For example, the Company has significantly increased its product making capabilities by allocating a larger portion of its product development investments to experienced independent development companies. These companies generally are small firms focused on a particular product type, run and owned by individuals willing to take development risk by accepting payments based on the completion of fixed performance milestones in exchange for a royalty on the revenue stream of the game after the Company recoups its development costs. The Company has also broadly instituted objective-based reward programs that provide incentives to management and staff to produce results that meet the Company's financial objectives.

                  GROW THROUGH CONTINUED STRATEGIC ACQUISITIONS. The interactive entertainment and leisure industries are consolidating, and the Company believes that success in these industries will be driven in part by the ability to take advantage of scale. Specifically, smaller companies are more capital constrained, enjoy less predictability of revenues and cashflow, lack product diversity and must spread fixed costs over a smaller revenue base. Several industry leaders are emerging that combine the entrepreneurial and creative spirit of the industries with professional management, the ability to access the capital markets and the ability to maintain favorable relationships with strategic developers, property owners, and retailers. Through seven completed acquisitions since 1997, the Company believes that it has successfully diversified its operations, its channels of distribution and its library of titles and has emerged as one of the industry's leaders.

         PRODUCTS

                  The Company currently is best known for its action, adventure, strategy and simulation products, although the Company also distributes products in other categories such as sports, leisure and role playing. The Company may in the future expand its product offerings into new categories.

                  The Company's current and upcoming releases are based on a combination of characters, worlds and concepts derived from the Company's extensive library of titles, original characters and concepts owned and created by the Company, and intellectual property or other character or story rights licensed from third parties. In publishing products based on licensed intellectual property rights, the Company generally seeks to capitalize on the name recognition, marketing efforts and goodwill associated with the underlying property.

                  In the past year, the Company has entered into a series of long term or multi-product agreements with the owners of intellectual property that is well known throughout the world. In addition to the strategic relationships established by the Company with Disney Interactive for several animated film properties and with Viacom Consumer Products for STAR TREK, the Company also has entered into an exclusive distribution agreement with LucasArts Entertainment which gives the Company the right during the term of the agreement to distribute all past and future LucasArts PC and PlayStation products in the United Kingdom and over 40 other international countries, including titles based on STAR WARS: EPISODE ONE and INDIANA JONES.

                  In addition to its own internally developed products, the Company publishes and distributes software products for other independent developers and publishers such as id Software, Nihilistic Software, Ritual Entertainment and Kalisto Entertainment. As the Company seeks to associate the "ACTIVISION" mark only with the highest quality interactive entertainment products, the Company attempts to be selective in acquiring publishing and distribution rights from third party developers. Such products typically are marketed under the Company's name as well as the name of the original developer. The Company believes that these efforts enable the Company to leverage its investment in worldwide sales and marketing and add a new source of products while balancing the risks inherent in internal product development and production. This activity also allows the Company to enter new product genres more quickly and provide consumers with a wider variety of products.

                  In addition, during the last year, the Company entered the "value priced" software publishing business through its acquisition of Head Games Publishing in June 1998 and of Expert Software Inc. in June 1999. Products published by the Company in this category are generally developed by third parties, often under contract with the Company, and are marketed under the Head Games and Expert Software names.

         PRODUCT DEVELOPMENT AND SUPPORT

                  The Company uses both internal and external resources to develop products. The Company also acquires rights to products through publishing and distribution arrangements with other interactive entertainment and leisure companies.

         INTERNAL DEVELOPMENT

                  The Company's internal development and production groups are located at the Company's headquarters in Santa Monica, California and at the Company's Raven Software subsidiary located in Madison, Wisconsin.

                  Activision internally develops and produces titles using a model in which a core group of creative, production and technical professionals on staff at the Company, in cooperation with the Company's marketing and finance departments, have overall responsibility for the entire development and production process and for the supervision and coordination of internal and external resources. This team assembles the necessary creative elements to complete a title, using where appropriate outside programmers, artists, animators, musicians and songwriters, sound effects and special effects experts, and sound and video studios. The Company believes that this model allows the Company to supplement internal expertise with top quality external resources on an as needed basis.

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

         EXTERNAL DEVELOPMENT

                  The Company licenses or acquires software products from independent developers for publishing or distribution by the Company. Acquired titles generally are marketed under the Company's name as well as the name of the original developer. The agreements with developers provide the Company with exclusive publishing or distribution rights for a specific period of time for specified platforms and territories. These agreements often grant to the Company the right to publish or distribute sequels, enhancements and add-ons to the product originally being developed and produced by the developer. In consideration for its services, the developer receives a royalty based on sales of the product that it has developed. Typically, the developer also receives a nonrefundable advance which is recoupable by the Company from the royalties otherwise required to be paid to the developer. The royalty generally is paid in stages, with the payment of each stage tied to the completion of a detailed performance milestone.

                  The Company acquires titles from developers during various phases of the development and production processes for such titles. To the extent the Company acquires rights early in the development process, the Company generally will cause the independent developer to comply with the requirements of the pre-development, development and production processes applicable to titles internally produced by Activision. The Company will assign a game producer to each title who will serve as the principal liaison to the independent developer and help insure that performance milestones are timely met. The Company generally has the right to cease making payments to an independent developer if the developer fails to complete its performance milestones in a timely fashion.

                  The Company may make, from time to time, an investment and hold a minority equity interest in the third party developer in order to create a closer relationship between the Company and the developer. In this regard, the Company recently acquired a minority equity interest in each of Pandemic Studios, Savage Entertainment and Hammerhead Studios in connection with several new entertainment software products to be developed by each of these developers for the Company. There can be no assurance that the Company will realize long term benefits from any of these investments or that it will continue to carry such investments at its current value.

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

                  The Company believes that certain of its franchise properties have loyal and devoted audiences who purchase the Company's sequels as a result of dedication to the property and satisfaction from previous product purchases. Marketing of these sequels is therefore directed both toward the established market as well as broader audiences. In marketing titles based on licensed properties, the Company believes that it derives marketing synergies and related benefits from the marketing and promotional activities of the property owners. In marketing titles owned by third party developers, the Company believes that it derives marketing synergies and related benefits from the previously established reputation of the properties owned by the developer.

         SALES AND DISTRIBUTION

                  DOMESTIC SALES AND DISTRIBUTION. The Company's products are available for sale or rental in thousands of retail outlets domestically. The Company's domestic customers include Best Buy, CompUSA, Computer City, Electronic Boutique, Babbages, WalMart, K-Mart, Target and Toys "R" Us. During fiscal 1999, no single domestic customer accounted for more than 10% of consolidated net revenues.

                  In the United States, the Company's products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores and discount warehouses and mail order companies. The Company believes that a direct relationship with retail accounts results in more effective inventory management, merchandising and communications than would be possible through indirect relationships. The Company has implemented electronic data interchange ("EDI") linkage with many of its retailers to facilitate the placing and shipment of orders. The Company seeks to continue to increase the number of retail outlets reached directly through its internal sales force. To a lesser extent, the Company sells its products through wholesale distributors, such as Ingram Micro and Merisel.

                  INTERNATIONAL SALES AND DISTRIBUTION. The Company conducts its international publishing and distribution activities through offices in the United Kingdom, Germany, France, Australia and Japan. The Company seeks to maximize its worldwide revenues and profits by releasing high quality foreign language localizations concurrently with the English language releases, whenever practicable, and by continuing to expand the number of direct selling relationships it maintains with key retailers in major territories.

                   In November 1997, the Company commenced its European distribution operations through the acquisitions of NBG in Germany and CentreSoft in the United Kingdom. CentreSoft is Sony's exclusive distributor of PlayStation products to the independent channel in the United Kingdom and employs approximately 150 people, including one of the largest entertainment software sales and marketing organizations in that country. In September 1998, the Company acquired CD Contact, a company specializing in the localization and marketing of entertainment software products in the Benelux territories. The assets and personnel of CD Contact currently are being combined with the Company's other distribution operations to form the core of Activision's international distribution operations and a base for further expansion into European territories. The Company will emphasize the expansion of CentreSoft's, NBG's and CD Contact's channel relations and intends to leverage the management expertise of these companies into other territories.

                  AFFILIATE LABELS. In addition to its own products, the Company distributes interactive entertainment products that are developed and marketed by other third party publishers through its "affiliate label" programs. The distribution of other publishers' products allows the Company to maximize the efficiencies of its sales force and provides the Company with the ability to better insure adequate shelf presence at retail stores for all of the products that it distributes. It also mitigates the risk associated with a particular title or titles published by Activision failing to achieve expectations. Services provided by the Company under its affiliate label program include order solicitation, in-store marketing, logistics and order fulfillment, and sales channel management.

                  The Company's affiliate label partners include LucasArts, as described above, Psygnosis, with respect to all of its PC and PlayStation products in North America, and Fox Interactive, with respect to all Fox Sports branded interactive products in Europe, Africa and Asia, excluding Japan.

                  OEM SALES AND DISTRIBUTION. The Company seeks to enhance the distribution of its products through licensing arrangements with original equipment manufacturers ("OEMs"). Under these arrangements, one or more of the Company's titles are "bundled" with hardware or peripheral devices sold and distributed by the OEM so that the purchaser of the hardware or device obtains the Company's software as part of the purchase or on a discounted basis. Although it is customary for the Company to receive a lower per unit price on sales through OEM bundle arrangements, the OEM customer makes a high unit volume commitment to the Company with little associated marketing costs. In addition, the Company from time to time receives substantial advance payments from the OEM customer. The Company also believes that such arrangements can substantially expand the distribution of its titles to a broader audience. Recent OEM partners include Diamond Multimedia, Gateway, Philips, Epson and Toshiba.

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

                  Similarly, the Company believes that there are opportunities for further exploitation of its titles through the Internet, on-line services such as America Online and the Microsoft Network, and through recently created on-line gaming services such as Heat and WON. The Company has established "900" telephone numbers as hint lines for certain of its titles, and has realized revenues from the calls made to these numbers. The Company also is actively exploring the establishment of on-line game playing opportunities, on-line hint sites, and Internet services as a method for realizing additional revenues from its products. There can be no assurance that the Company will be successful in exploiting these opportunities.

         HARDWARE LICENSES

                  The Company's console products currently are being developed or published primarily for the Sony PlayStation and Nintendo 64. In order to maintain general access to the console systems marketplace, the Company has obtained licenses for the PlayStation, Nintendo 64, Nintendo Game Boy and other console systems. Each license allows the Company to create one or more products for the applicable system, subject to certain approval rights as to quality which are reserved by each licensor. Each license also requires that the Company pay the licensor a per unit license fee from product sales.

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

         COMPETITION

                  The interactive entertainment and leisure industries are intensely competitive and are in the process of substantial consolidation. The availability of significant financial resources has become a major competitive factor in these industries primarily as a result of the increasing development, acquisition, production and marketing budgets required to publish quality titles. In addition, competitors with large product lines and popular titles typically have greater leverage with distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles. See "Factors Affecting Future Performance".

                  The Company seeks to compete by publishing high quality titles and by supporting these titles with substantial marketing efforts; by focusing on properties with sustainable consumer appeal; by working to strengthen its relationships with retailers and other resellers and otherwise expanding its channels of distribution; and by pursuing opportunities for strategic acquisitions. See "Strategy."

         EMPLOYEES

                  As of March 31, 1999, the Company had 634 employees, including 207 in product development, 71 in North American publishing, 55 in corporate finance, operations and administration, 67 in international publishing, and 234 in European distribution activities.

                  As of March 31, 1999, approximately 120 of the Company's full-time employees were subject to term employment agreements with the Company. These agreements commit such employees to employment terms of between one and three years from the commencement of their respective agreements. Most of the employees subject to such agreements are senior executives of the Company or members of the product development, sales or marketing divisions. These individuals perform services to the Company as executives, directors, producers, associate producers, computer programmers, game designers, sales directors and marketing product managers. The execution by the Company of employment agreements with such employees, in the Company's experience, significantly reduces the Company's turnover during the development and production of its entertainment software products and allows the Company to plan more effectively for future development activities.

                  None of the Company's employees are subject to a collective bargaining agreement, and the Company has experienced no labor-related work stoppages.


         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                  See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of Notes to Consolidated Financial Statements included in Item 8.

Item 2.  PROPERTIES

                  The Company's principal corporate, administrative, and product development offices are located in approximately 98,000 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405. The following is a listing of the principal offices maintained by the Company at June 25, 1999:

                  Location of
                  Principal Facilities                    Square Feet        Lease Expiration Date
                  --------------------------------------  -----------------  ------------------------------
                  Santa Monica, California                98,000             April 30, 2007
                  Birmingham, United Kingdom              82,000             March 25, 2011 - June 1, 2012
                  Burglengenfeld, Germany                 35,000             Owned
                  Coral Gables, Florida                   12,994             August 29, 2000
                  Berchem, Belgium                        10,659             April 1, 2001
                  London, United Kingdom                  10,625             July 23, 2005
                  Venlo, the Netherlands                  7,778              February 15, 2000
                  Madison, Wisconsin                      6,660              December 31, 2000
                  Sydney, Australia                       3,400              Month-to-Month
                  Eden Prairie, Minnesota                 3,193              September 30, 2003
                  Eemnes, The Netherlands                 2,000              January 1, 2001
                  Munich, Germany                         4,311              November 30, 2001
                  New York, New York                      1,200              April 30, 2001
                  Tokyo, Japan                            531                August 31, 2000

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

                                     PART II

 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "ATVI."

                  The following table sets forth for the periods indicated the high and low reported closing sale prices for the Company's Common Stock.

                                                                 High            Low
                                                              -----------    -----------
         Fiscal 1998
         -------------
                    First Quarter ended June 30, 1997          $ 14.75         $  9.87
                    Second Quarter ended September 30, 1997    $ 15.50         $ 11.00
                    Third Quarter ended December 31, 1997      $ 18.62         $ 13.00
                    Fourth Quarter ended March 31, 1998        $ 17.87         $  9.50

         Fiscal 1999
         -------------
                    First Quarter ended June 30, 1998          $ 11.62         $  9.37
                    Second Quarter ended September 30, 1998    $ 13.75         $  9.37
                    Third Quarter ended December 31, 1998      $ 14.87         $  8.75
                    Fourth Quarter ended March 31, 1999        $ 13.81         $  9.75

         Fiscal 2000
         -------------
                    First Quarter through  June 25, 1999       $ 14.25         $ 10.12

                  On June 25, 1999, the reported last sales price for the Common Stock was $13.69. As of March 31, 1999, the Company had approximately 5,000 stockholders of record, excluding banks, brokers and depository companies that are the stockholders of record for the account of beneficial owners.

                  The Company paid no cash dividends in 1999 and does not intend to pay any cash dividends at any time in the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. Future dividends, if any, will depend upon the Company's earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

                  In July 1998, the Company granted warrants to purchase 250,000 shares of the Company's common stock to Disney Enterprises, Inc. ("Disney") in connection with a license agreement between the Company and Disney's affiliate, Disney Interactive. The warrants have an exercise price of $12.70 per share, vest in full on July 2, 1999 and expire on July 2, 2008.

                  In September 1998, the Company granted warrants to purchase 750,000 shares of the Company's common stock to Viacom Consumer Products, Inc. ("Viacom") in connection with a license agreement. 500,000 of the warrants have an exercise price of $10.27 per share, vest ratably over five years, beginning on the date of issuance, and expire on September 16, 2008. The warrant to purchase the remaining 250,000 shares also expires on September 16, 2008. These 250,000 warrants are exercisable ratably over five years beginning September 16, 2003 and have an exercise price equal to the average closing price of the Company's common stock on the NASDAQ National Market for the thirty days immediately preceding September 16, 2003.

                  In June 1998, the Company issued a total of 1,000,000 shares of the Company's common stock in connection with the acquisition of Head Games. The Company also granted options to purchase 295,000 shares of common stock to certain employees and consultants and at the time of the acquisition.

                  In September 1998, the Company issued a total of 1,900,000 shares of the Company's common stock in connection with the acquisition of CD Contact.

                  On March 23, 1999, options to purchase 1,000,000 shares of the Company's common stock were granted to each of Robert A. Kotick, the Company's Co-Chairman and Chief Executive Officer, and Brian G. Kelly, the Company's Co-Chairman. The options were granted in connection with employment agreements between the Company and each of Mr. Kotick and Mr. Kelly, dated January 12, 1999. The options vest in five equal annual installments beginning on the date of issuance, have an exercise price of $10.50 per share, and expire on January 12, 2009.

                  None of the shares, warrants, options or shares into which the warrants or options are exercisable were registered under the Securities Act of 1933, as amended (the "Securities Act"), by reason of the exemption under Section 4(2) of the Securities Act. The Company subsequently registered the shares, as well as the shares issuable to the former shareholders of Head Games upon the exercise of options, issued in connection with the Head Games and CD Contact transactions for resale by the holders thereof.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

              The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Selected Consolidated Financial Data as of and for each the fiscal years in the four year period ended March 31, 1998 have been retroactively restated to reflect the effect of pooling of interests transactions as discussed in Item 1 of this Report. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 1999 are derived from the audited consolidated financial statements of the Company. The Consolidated Balance Sheets as of March 31, 1999 and 1998 and the Consolidated Statements of Operations and Statements of Cash Flows for each of the fiscal years in the three-year period ended March 31, 1999, and the report thereon, are included elsewhere in this Form 10-K.


                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                Fiscal Years ended March 31,
                                                          ------------------------------------------------------------------------
                                                                                                  Restated
                                                                          --------------------------------------------------------
                                                            1999            1998            1997            1996             1995
                                                          --------        --------        --------        --------         -------
         STATEMENT OF OPERATIONS DATA:
         Net revenues                                     $436,485        $312,058        $189,239        $ 86,591         $57,750
         Cost of sales - product costs                     260,041         176,188         103,124          34,034          31,731
         Cost of sales - royalties and software
           amortization                                     37,825          29,840          13,108           7,333           1,794
         Operating income (loss)                            27,245           9,486          11,531           3,233          (3,275)
         Income (loss) before income taxes                  24,215           8,374          11,612           4,841          (1,776)
         Net income (loss)                                  15,254           5,139           7,631           5,895          (1,875)
         Preferred dividends paid and/or accumulated             -            (116)           (151)              -               -
         Basic net income (loss) per common share         $   0.69        $   0.24        $   0.37        $   0.34         $ (0.11)
         Diluted net income (loss) per common share       $   0.66        $   0.23        $   0.36        $   0.32         $ (0.11)
         Weighted average number of shares used in
           computing basic net income (loss) per
           common share (1)                                 22,162          21,339          20,262          17,232          17,404
         Weighted average number of shares used in
          computing diluted net income (loss) per
          common share (1)                                  23,233          22,210          20,951          18,294          17,404
         SELECTED OPERATING DATA:
         EBITDA (2)                                       $ 56,665        $ 42,760        $ 23,878        $ 13,727         $(1,333)
         CASH (USED IN) PROVIDED BY:
         Operating activities                             $ 18,078        $ 31,180        $  4,956        $  3,807         $  (393)
         Investing activities                             $(64,331)        (43,371)        (19,588)        (11,455)            (61)
         Financing activities                                7,220          62,862          11,981          (4,378)          1,055

                                                                                       As of March 31,
                                                          ------------------------------------------------------------------------
                                                                                                  Restated
                                                                          --------------------------------------------------------
                                                            1999            1998            1997            1996             1995
                                                          --------        --------        --------        --------         -------
         BALANCE SHEET DATA:
         Working capital                                  $141,314        $115,773        $ 51,997        $39,871          $39,606
         Cash and cash equivalents                          32,847          74,241          23,320         25,792           38,013
         Intangible assets                                  21,647          23,473          23,756         19,583           20,865
         Total assets                                      283,612         229,280         131,952         84,442           71,672
         Long-term debt                                     61,150          61,780           5,907          1,222              986
         Redeemable and convertible preferred stock              -               -           1,500              -                -
         Shareholders' equity                              127,475          97,397          81,634         62,439           61,693

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

OVERVIEW

         The Company is a leading international publisher, developer and distributor of interactive entertainment and leisure products. The Company currently focuses its publishing, development and distribution efforts on products designed for personal computers ("PCs") as well as the Sony PlayStation and the Nintendo 64 console systems. The Company's products span a wide range of genres and target markets.

         Activision distributes its products worldwide through its direct sales forces, through its distribution subsidiaries, and through its third party distributors and licensees. In addition, in September 1998 the Company acquired CD Contact, significantly increasing its European distribution capabilities.

         The Company's financial information as of and for the year ended March 31, 1999, 1998 and 1997, have been restated to reflect the effect of pooling of interests transactions as discussed in Item 1 of this Report.

         The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges and returns within certain specified periods and provides price protection on certain unsold merchandise. Revenues from product sales are reflected after deducting the estimated allowance for returns and price protection. With respect to license agreements which provide customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned. The American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 was effective for all transactions entered into subsequent to March 31, 1998. The Company has adopted SOP 97-2 and such adoption did not have a material impact on the Company's financial position, results of operations or liquidity. Effective December 15, 1998, the American Institute of Certified Public Accountants Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"), was issued and is effective for transactions entered into after March 15, 1999. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements such as maintenance agreements sold in conjunction with software packages. The Company does not believe this will have a material impact on the Company's financial position, results of operations or liquidity.

         Cost of sales-product costs represents the cost to purchase, manufacture and distribute PC and console product units. Manufacturers of the Company's PC software are located worldwide and are readily available. Console CDs and cartridges are manufactured by the respective video game console manufacturers, Sony, Nintendo and Sega, who often require significant lead time to fulfill the Company's orders.

         Cost of sales-royalties and software amortization represents amounts due developers, product owners and other royalty participants as a result of product sales, as well as amortization of capitalized software development costs. The costs incurred by the Company to develop products are accounted for in accordance with accounting standards which provide for the capitalization of certain software development costs once technological feasibility is established and such costs are determined to be recoverable. Various contracts are maintained with developers, product owners or other royalty participants which state a royalty rate, territory and term of agreement, among other items. Upon a product's release, prepaid royalties and license fees are charged to royalty expense based on the contractual royalty rate. The capitalized software costs are then amortized to cost of sales-royalties and software amortization on a straight-line basis over the estimated product life commencing upon product release or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater.

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

         The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, platform and channel:

                                                                      Fiscal Years Ended March 31,
                                                 --------------------------------------------------------------------
                                                                            (In thousands)
                                                 --------------------------------------------------------------------
                                                         1999                    1998                     1997
                                                 -------------------      -------------------      ------------------
                                                                               Restated                 Restated
                                                                          -------------------      ------------------
STATEMENT OF OPERATIONS DATA:
Net revenues:                                    $436,485     100.0%      $312,058     100.0%      $189,239    100.0%
     Costs and expenses:
         Cost of sales - product costs            260,041      59.6%       176,188      56.5%       103,124     54.5%
         Cost of sales - royalties and
           software amortization                   37,825       8.7%        29,840       9.6%        13,108      6.9%
         Product development                       21,422       4.9%        27,393       8.8%        20,470     10.8%
         Sales and marketing                       66,419      15.2%        47,714      15.3%        31,178     16.5%
         General and administrative                21,348       4.9%        18,401       5.9%         8,284      4.4%
         Amortization of intangible assets          1,585       0.4%         1,562       0.5%         1,505      0.8%
         Merger expenses                              600       0.1%         1,474       0.4%            39        -
                                                 --------     ------      --------     ------      --------    ------
         Total costs and expenses                 409,240      93.8%       302,572      97.0%       177,708     93.9%
                                                 --------     ------      --------     ------      --------    ------
     Income from operations                        27,245       6.2%         9,486       3.0%        11,531      6.1%
     Interest income (expense), net                (3,030)     (0.7%)       (1,112)     (0.3%)           81        -
                                                 --------     ------      --------     ------      --------    ------
Net income before provision for income
  taxes                                            24,215       5.5%         8,374       2.7%        11,612      6.1%
Income tax provision                                8,961       2.0%         3,235       1.1%         3,981      2.1%
                                                 --------     ------      --------     ------      --------    ------
     Net income                                  $ 15,254       3.5%      $  5,139       1.6%      $  7,631      4.0%
                                                 ========     ======      ========     ======      ========    =======
NET REVENUES BY TERRITORY:
     United States                               $149,664      34.3%      $ 89,936      28.8%      $ 65,695     34.7%
     Europe                                       278,032      63.7%       208,817      66.9%       113,456     60.0%
     Other                                          8,789       2.0%        13,305       4.3%        10,088      5.3%
                                                 --------     ------      --------     ------      --------    ------
     Total net revenues                          $436,485     100.0%      $312,058     100.0%      $189,239    100.0%
                                                 ========     ======      ========     ======      ========    =======
NET REVENUES BY CHANNEL:
     Retailer/Reseller                           $417,447      95.6%      $286,953      92.0%      $168,190     88.9%
     OEM, Licensing, on-line and other             19,038       4.4%        25,105       8.0%        21,049     11.1%
                                                 --------     ------      --------     ------      --------    ------
     Total net revenues                          $436,485     100.0%      $312,058     100.0%      $189,239    100.0%
                                                 ========     ======      ========     ======      ========    =======
ACTIVITY/PLATFORM MIX:
     Publishing:
         Console                                 $111,621      54.3%      $ 26,302      19.8%      $ 18,182     20.7%
         PC                                        93,880      45.7%       106,524      80.2%        69,812     79.3%
                                                 --------     ------      --------     ------      --------    ------
         Total publishing net revenues           $205,501      47.1%      $132,826      42.6%      $ 87,994     46.5%
                                                 --------     ------      --------     ------      --------    ------
     Distribution:
         Console                                 $156,584      67.8%      $105,588      58.9%      $ 50,298     49.7%
         PC                                        74,400      32.2%        73,644      41.1%        50,947     50.3%
                                                 --------     ------      --------     ------      --------    ------
         Total distribution net revenues         $230,984      52.9%      $179,232      57.4%       101,245     53.5%
                                                 --------     ------      --------     ------      --------    ------
         Total net revenues                      $436,485     100.0%      $312,058     100.0%      $189,239    100.0%
                                                 ========     ======      ========     ======      ========    =======

RESULTS OF OPERATIONS - FISCAL YEARS ENDED MARCH 31, 1998 AND 1999

NET REVENUES

         Net revenues for the fiscal year ended March 31, 1999 increased 39.9%, from $312.1 million to $436.5 million, over the prior year. The United States and international net revenues increased 66.5%, from $89.9 million to $149.7 million, and 29.1%, from $222.1 million to $286.8 million, respectively, over the prior year. The increase in overall net revenues was composed of a 103.3% increase in console net revenues, from $131.9 million to $268.2 million, and a 6.6% decrease in PC net revenues, from $180.2 million to $168.3 million, respectively, over the prior year.

         Publishing net revenues for the year ended March 31, 1999 increased 54.7%, from $132.8 million to $205.5 million, over the prior year. Distribution net revenues for the year ended March 31, 1999 increased 28.9%, from $179.2 million to $231.0 million, over the prior year. These increases were primarily attributable to the increases in publishing and distribution console net revenues.

         Publishing console net revenues for the year ended March 31, 1999 increased 324.3%, from $26.3 million to $111.6 million, over the prior year. This increase was primarily attributable to the initial release of Tenchu (PlayStation), Apocalypse (PlayStation), Vigilante 8 (PlayStation and N64), Asteroids (PlayStation), Nightmare Creatures (PlayStation and N64) and Activision Classics (PlayStation). Publishing PC net revenues for the year ended March 31, 1999 decreased 11.8%, from $106.5 million to $93.9 million, over the prior year. This decrease was primarily due to the release of Quake II (Windows 95) in the prior year. Publishing PC initial releases during the year ended March 31, 1999 included Civilization: Call to Power, Cabela's Big Game Hunter, Cabela's Big Game Hunter 2, Asteroids and Sin.

         Distribution console net revenues increased 48.3%, from $105.6 million to $156.6 million, over the prior year. This increase was primarily attributable to an increase in the number of products released for PlayStation and Nintendo N64 and an increase in the Playstation and N64 hardware installed base. Distribution PC net revenues increased 1.1%, from $73.6 million to $74.4 million, over the prior year. Distribution PC net revenues remained relatively constant during this period as the number of new PC titles released by the publishers utilizing the Company's distribution services in each year were approximately the same.

         Net OEM, licensing, on-line and other revenues for the fiscal year ended March 31, 1999 decreased 24.3% to $19.0 million from $25 million in the prior year. This decrease was due to the release of fewer PC titles during the fiscal year that were compatible with OEM customers' products.

COSTS AND EXPENSES

         Cost of sales - product costs represented 59.6% and 56.5% of net revenues for the years ended March 31, 1999 and 1998, respectively. The increase in cost of sales - product costs as a percentage of net revenues was due to the increase in the sales mix related to console products. Console products have a higher per unit product cost than PC products.

         Cost of sales - royalties and software amortization expense represented 8.7% and 9.6% of net revenues for the years ended March 31, 1999 and 1998, respectively. The decrease in cost of sales - royalties and software amortization expense as a percentage of net revenues was due to changes in the Company's product mix, with an increase in products with lower royalty obligations as compared to the prior year.

         Product development expenses for the year ended March 31, 1999 decreased 21.9% from the prior year, from $27.4 million to $21.4 million. The decrease in the amount of product development expenses for the year ended March 31, 1999 was primarily due to an increase in capitalizable development costs relating to sequel products being developed on proven engine technologies which have been capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed".

         As a percentage of net revenues, total product creation costs
(i.e., royalties and software amortization expenses plus product development expenses) for the year ended March 31, 1999, decreased to 13.6% from 18.4% in the prior year. This decrease was attributable to decrease in the effective royalty rate, as discussed above, and an increase in development costs capitalized under SFAS 86, also as discussed above.

         Sales and marketing expenses for the year ended March 31, 1999 increased 39.2% from the same period last year, from $47.7 million to $66.4 million. As a percentage of net revenues, sales and marketing expenses decreased slightly from 15.3% to 15.2%. The increase in the amount of sales and marketing expenses for the year ended March 31, 1999 was primarily due to a significant increase in television advertising and an increase in the number of products released during the current year. However, as a percentage of net revenues, such expenses have remained relatively constant.

         General and administrative expense for the year ended March 31, 1999 increased 15.8% from the same period last year, from $18.4 million to $21.3 million. As a percentage of net revenues, general and administrative expenses decreased from 5.9% to 4.9%. The period over period increase in the amount of general and administrative expenses primarily was due to an increase in worldwide administrative support needs and headcount related expenses. The decrease as a percentage of net revenues relates primarily to efficiencies gained in controlling fixed costs and the increase in net revenues.

OTHER INCOME (EXPENSE)

         Interest expense, net of interest income, increased to $3.0 million for the year ended March 31, 1999, from $1.1 million for the year ended March 31, 1998. This increase primarily was the result of interest costs associated with the Company's convertible subordinated notes issued in December 1997 and short term borrowings under bank line of credit agreements which had a greater average outstanding balance in the fiscal year ended March 31, 1999.

PROVISION FOR INCOME TAXES

         The income tax provision of $9.0 million for the year ended March 31, 1999, reflects the Company's effective income tax rate of approximately 37%. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the company will generate taxable income sufficient to realize the benefit of deferred tax assets recognized.

RESULTS OF OPERATIONS - FISCAL YEARS ENDED MARCH 31, 1997 AND 1998

NET REVENUES

         Net revenues for the year ended March 31, 1998 increased 65.0%, from $189.2 million to $312.1 million over the prior year. Net revenues in the United States and internationally increased 36.8%, from $65.7 million to $89.9 million and 79.8%, from $123.5 million to $222.1 million, respectively, over the prior year. The increase in overall net revenues was comprised of a 92.6% increase in console net revenues, from $68.5 million to $131.9 million, and a 49.2% increase in PC net revenues, from $120.8 million to $180.2 million, respectively, over the prior year.

         Publishing net revenues for the year ended March 31, 1998 increased 50.9%, from $88.0 million to $132.8 million, over the prior year. Distribution net revenues for the year ended March 31, 1998 increased 77.1%, from $101.2 million to $179.2 million, over the prior year. These increases primarily were attributable to the increases in publishing PC net revenues and distribution console net revenues.

         Publishing console net revenues for the year ended March 31, 1998 increased 44.5%, from $18.2 million to $26.3 million, over the prior year. This increase primarily was attributable to the initial release of Pitfall 3D (PlayStation), Nightmare Creatures (PlayStation) and Car and Driver's Grand Tour Racing (PlayStation.) Publishing PC net revenues for the year ended March 31, 1998 increased 52.6%, from $69.8 million to $106.5 million, over the prior year. This increase was primarily due to the release of Quake II (Windows 95), Dark Reign: The Future of War (Windows 95), Hexen II (Windows
95), Battlezone (Windows 95) and Heavy Gear (Windows 95).

         Distribution console net revenues increased 109.9%, from $50.3 million to $105.6 million, over the prior year. This increase was primarily attributable to an increase in the number of products released for PlayStation and N64 and an increase in the PlayStation and N64 hardware installed base. Distribution PC net revenues increased 44.6%, from $50.9 million to $73.6 million, over the prior year. Additionally, distribution net revenues increased over the prior fiscal year due to the fact that CentreSoft, which began operations in June 1996, contributed only ten months of revenue for the year ended March 31, 1997, as opposed to twelve months for the year ended
March 31, 1998.

         Net OEM, licensing, on-line and other revenue, increased 19.5% to $25.1 million from $21.0 million over the prior year. This increase was due to an increase in the number of titles made available during the year to OEMs, including enhanced 3-D versions of various products.

COSTS AND EXPENSES

         Cost of sales - product costs represented 56.5% and 54.5% of net revenues for the years ended March 31, 1998 and 1997, respectively. The increase in cost of sales - product costs as a percentage of net revenues was due to the increase in the sales mix of console net revenues versus PC net revenues.

         Cost of sales - royalties and software amortization expense represented 9.6% and 6.9% of net revenues for the years ended March 31, 1998 and 1997, respectively. The increase in cost of sales - royalties and software amortization expense as a percentage of net revenues was due to changes in the Company's product mix and primarily was due to royalties related to Quake II.

         Product development expenses for the year ended March 31, 1998 increased 33.7% from the prior year, from $20.5 million to $27.4 million. As a percentage of net revenues, product development expenses decreased from 10.8% to 8.8%. The increase in the amount of product development expenses for the year ended March 31, 1998 was primarily due to the increased number of new products in development and the increased costs associated with the enhanced content and new technologies incorporated into such products. In addition, product development expense as a percentage of net revenues decreased primarily as a result of an increase in net revenues and an increase in costs capitalized in accordance with SFAS No. 86.

         As a percentage of net revenues, total product creation costs (i.e., royalties and software amortization expense plus product development expense) for the year ended March 31, 1998, increased to 18.4% from 17.7% in the prior year. This increase was attributable to increase in the effective royalty rate, as discussed above.

         Sales and marketing expenses for the year ended March 31, 1998 increased 52.9% from the period year, from $31.2 million to $47.7 million. As a percentage of net revenues, sales and marketing expenses decreased slightly from 16.5% to 15.3%. The increase in the amount of sales and marketing expenses for the year ended March 31, 1998 was primarily due to increased marketing and promotional activities necessary to release new titles in an increasingly competitive environment and the Company's expansion of it's European sales and marketing infrastructure. However, as a percentage of net revenues, such expense has remained fairly consistent.

         General and administrative expense for the year ended March 31, 1998 increased 121.7% from the same period last year, from $8.3 million to $18.4 million. As a percentage of net revenues, general and administrative expenses increased from 4.4% to 5.9%. The period over period increase in the amount and as a percentage of net revenues of general and administrative expenses for the year ended March 31, 1998 primarily was due to an increase in worldwide administrative support needs and headcount related expenses.

OTHER INCOME (EXPENSE)

         Interest expense, net of interest income, increased to $1.1 million for the year ended March 31, 1998, from net interest income of $81,000 for the year ended March 31, 1997. This increase primarily was the result of interest costs associated with the Company's convertible subordinated notes issued in December 1997 and short term borrowings under bank line of credit agreements.

PROVISION FOR INCOME TAXES

         The income tax provision of $3.2 million for the year ended March 31, 1998, reflects the Company's estimated effective income tax rate of approximately 38.6%. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the company will generate taxable income sufficient to realize the benefit of deferred tax assets recognized.

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

         The following table is a comparative breakdown of the Company's quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):


                                                                            Quarter ended
                                 -------------------------------------------------------------------------------------------------
                                                                                                 Restated
                                                                        ----------------------------------------------------------
                                 March 31,    Dec. 31,     Sept. 30,    June 30,    March 31,    Dec. 31,    Sept. 30,    June 30,
                                   1999         1998         1998         1998        1998         1997        1997         1997
                                 ---------    --------     ---------    --------    ---------    --------    ---------    --------
Net revenues                     $115,235     $193,537     $66,182      $61,531      $68,123     $139,587     $65,788     $38,560
Operating income (loss)             9,337       26,328      (2,783)      (5,637)       1,536       13,742       3,591      (9,383)
Net income (loss)                   5,210       16,022      (2,234)      (3,744)         689        8,334       2,041      (5,925)
Net income (loss) per basic
  share                          $   0.23     $   0.72     $ (0.10)     $ (0.17)     $  0.03     $   0.39     $  0.09     $ (0.28)
Net income (loss) per diluted
share                            $   0.22     $   0.64     $ (0.10)     $ (0.17)     $  0.03     $   0.36     $  0.09     $ (0.28)


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents decreased $41.4 million, from $74.2 million at March 31, 1998 to $32.8 million at March 31, 1999. Approximately $18.1 million in cash and cash equivalents was provided by operating activities during the year ended March 31, 1999 versus $31.1 million provided by operating activities in fiscal 1998. This change was primarily attributable to the increases during the year ended March 31, 1999 in accounts receivable, other current assets, inventories, and a decrease in accounts payable resulting from the Company's overall growth during the fiscal year ended March 31, 1999 partially offset by an increase in accrued expenses.

         Cash and cash equivalents used in investing activities was approximately $64.3 million during the year ended March 31, 1999 versus $43.3 million used in investing activities during the year ended March 31, 1998. The increase in cash used in investing activities was due to the significant increase in prepaid royalties and capitalized software costs incurred by the Company as a result of its execution of new license agreements granting the Company long term rights to the intellectual property of third parties, as well as the acquisition of publishing or distribution rights to products being developed by third parties. Capital expenditures totaled approximately $3.8 million for the year ended March 31, 1999 versus $9.3 million in the prior year. The decrease in capital expenditures was due to the cost relating to the Company moving its Los Angeles office to a new facility in Santa Monica, California in the prior year.

         Cash and cash equivalents provided by financing activities totaled $7.2 million for the year ended March 31, 1999 versus $62.9 million in the prior year. The decrease was due to the issuance of $60 million of convertible subordinated debt in December 1997.

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

         As of March 31, 1999, the Company had a $40.0 million revolving credit and letter of credit facility (the "Prior Facility") with a group of banks. The Prior Facility currently provides the Company with the ability to borrow funds and issue letters of credit against eligible accounts receivable up to $40.0 million. The Prior Facility was scheduled to expire in October 2001. As of March 31, 1999, the Company had $22.4 million in letters of credit outstanding and no borrowings against the Prior Facility (there were no outstanding letters of credit or borrowings against the Prior Facility in the fiscal year ended March 31, 1998). In addition, the Company had a $2 million line of credit agreement (the "Asset Line") with a bank that expired in September 1998. Approximately $1.1 million and $1.2 million was outstanding on this line as of March 31, 1999 and 1998, respectively.

         In June 1999, the Company replaced the Prior Facility with a
$125 million revolving credit facility and term loan (the "New Facility") with a new group of banks that provides the Company with the ability to borrow up to $100 million and issue letters of credit up to $80 million against eligible accounts receivable and inventory. (See Note 13, "Subsequent Events" in the footnotes to the Consolidated Financial Statements.) The
$25 million term loan portion of the New Facility was used to acquire Expert and pay costs related to such acquisition and the securing of the New Facility. The term loan has a three year term with principal amortization on a straight line quarterly basis beginning December 31, 1999 and a borrowing rate of the banks' base rate (which is generally equivalent to the published prime rate) plus 2.0%, or the LIBOR rate 3.0%. The revolving portion of the New Facility has a borrowing rate of the banks' base rate plus 1.75% or the LIBOR rate of 2.75%. The Company pays a commitment fee of 1/2% based on the unused portion of the line.

         In addition, the Company's CentreSoft subsidiary has a revolving credit facility (the "UK Facility") with its bank in the United Kingdom for approximately $11.2 million. The UK Facility can be used for working capital requirements and expires in June 2000. The Company had no borrowings outstanding against the UK facility as of March 31, 1999. In the Netherlands, the Company's CD Contact subsidiary has a credit facility ("the Netherlands Facility") with a bank that permits borrowings against eligible accounts receivable and inventory up to approximately $25 million. Borrowings under the Netherlands Facility are due on demand and totaled $6.0 as of March 31, 1999. Letters of credit outstanding under the Netherlands Facility totaled $6.9 million as of March 31, 1999.

         The Company will use its working capital ($141.3 million at March 31, 1999), as well as the proceeds available from the New Facility, the UK Facility and the Netherlands Facility, to finance the Company's operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of development, production, marketing and selling of new products, the acquisition of Expert, and the acquisition of intellectual property rights for future products from third parties.

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

         All of the entertainment and leisure software products currently being shipped by the Company have been tested for year 2000 compliance and have passed these tests. In addition, all such products currently in development are being tested as part of the normal quality assurance testing process and are scheduled to be released fully year 2000 compliant. Notwithstanding the foregoing, the year 2000 computer issue could still affect the ability of consumers to use the PC products sold by the Company. For example, if the computer system on which a consumer uses the Company's products is not year 2000 compliant, such noncompliance could affect the consumer's ability to use such products.

         Contingency plans currently have been developed to address the most material areas of exposure to the Company, such as adding network operating systems to back-up the Company's current network server and developing back-up plans for telecommunications with external offices and customers. In addition, a staffing plan has been developed to manually handle orders should there be a failure of electronic data interchange connections with its customers and suppliers. Management believes that the items mentioned above constitute the greatest risk of exposure to the Company and that the plans developed by the Company will be adequate for handling these items.

         The Company has contacted critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant. To assist suppliers (particularly trading partners using electronic data interchange) in evaluating their year 2000 issues, the Company has developed a questionnaire which indicates the ability of each supplier to address year 2000 incompatibilities. All critical suppliers and trading partners of the Company have responded to the questionnaire and confirmed the expectation that they will continue providing services and products through the change to 2000.

         Year 2000 compliance testing on substantially all of the Company's critical systems have been completed, and corresponding changes are expected to be made by July 1999. The costs incurred by the Company to date related to this testing and modification process are less than $100,000. The Company expects that the total cost of its year 2000 compliance plan will not exceed $200,000. The total estimated cost does not include potential costs related to any systems used by the Company's customers, any third party claims, or the costs incurred by the Company when it replaces internal software and hardware in the normal course of its business. The overall cost of the Company's year 2000 compliance plan is a minor portion of the Company's total information technology budget and is not expected to materially delay the implementation of any other unrelated projects that are planned to be undertaken by the Company. In some instances, the installation schedule of new software and hardware in the normal course of business has been accelerated to also afford a solution to year 2000 compatibility issues. The total cost estimate for the Company's year 2000 compliance plan is based on management's current assessment of the projects comprising the plan and is subject to change as the projects progress.

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

EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their common currency. The sovereign currencies of the participating countries are scheduled to remain legal tender as denominations of the euro between January 1, 1999 and January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the sovereign currencies, so that the sovereign currencies no longer will be legal tender for any transactions, making conversion to the euro complete. The Company has performed an internal analysis of the possible implications of the euro conversion on the

Company's business and financial condition, and has determined that the impact of the conversion will be immaterial to its overall operations. The Company's wholly owned subsidiaries operating in participating countries represented 24.1% and 22.1% of the Company's consolidated net revenues for the years ended March 31, 1999 and 1998, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not currently participate in hedging activities or own derivative instruments but plans to adopt SFAS No. 133 beginning April 1, 2001.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company transacts business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling. The volatility of the pound (and all other applicable currencies) will be monitored frequently throughout the coming year and the Company may use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks.

         In June 1999, the Company obtained a $125 million revolving credit facility and term loan (the "New Facility") with a group of banks. The interest rate applied to any debt outstanding under the New Facility is based on the published prime rate or LIBOR rate and is, therefore subject to a certain amount of risk arising from fluctuations in these rates.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                   Page
                                                                                                   ----
              Independent Auditors' Report                                                         F-1

              Consolidated Balance Sheets as of March 31, 1999 and 1998                            F-2

              Consolidated Statements of Operations for the Years ended March 31, 1999, 1998
                   and 1997                                                                        F-3

              Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
                   March 31, 1999, 1998 and 1997                                                   F-4

              Consolidated Statements of Cash Flows for the Years Ended March 31, 1999,
                   1998 and 1997                                                                   F-5

              Notes to Consolidated Financial Statements                                           F-6

              Schedule II-Valuation and Qualifying Accounts and Reserves as of March 31,
                   1999, 1998 and 1997                                                             F-22

              Item 14.  Exhibit Index                                                              F-23


          All other schedules of the Registrant are omitted because of the absence of conditions under which they are required or because the required information is included elsewhere in the financial statements or in the notes thereto.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, entitled "Election of Directors" and "Executive Officers and Key Employees" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, entitled "Executive Compensation" and "Indebtedness of Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, entitled "Certain Relationships and Related Transactions" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


          (a) 1. FINANCIAL STATEMENTS See Item 8. - Consolidated Financial Statements and Supplementary Data Index for Financial Statements and Schedule on page 25 herein.

               2. FINANCIAL STATEMENT SCHEDULE The following financial statement schedule of Activision, Inc. for the years ended March 31, 1999, 1998 and 1997 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Activision, Inc.

                   Schedule II -- Valuation and Qualifying Accounts and Reserves

                   Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.

               3.  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                   Exhibit
                   Number                         Exhibit
                   -------                        -------
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

                   10.3     Activision, Inc. Employee Stock Purchase Plan
                            (incorporated by reference to Exhibit 4.1 the Company's Form S-8 filed on September 25, 1996).

                   10.4 Activision, Inc. 1998 Incentive Plan (incorporated by reference to Appendix I of the Company's 1998
                            Proxy Statement).

                   10.5 Lease Agreement dated as of December 20, 1996, between the Company and Barclay Curci Investment
                            Company (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the quarter ended
                            December 31, 1996).

                   10.6 Share Exchange Agreement dated November 23, 1997, among the Company and the holders of all of the issued and outstanding capital stock of Combined
                            Distribution (Holdings), Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 5, 1997).

                   10.7 Purchase Agreement dated as of December 16, 1997, among the Company and Credit Suisse First Boston
                            Corporation, Piper Jaffray, Inc. and UBS Securities
                            LLC (the "Initial Purchasers") (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 23, 1997).

                   10.8     Registration Rights Agreement dated as of December
                            16, 1997, among the Company and the Initial
                            Purchasers (incorporated



                            by reference to Exhibit 10.2 of the Company's Form
                            8-K filed December 23, 1997).

                   10.9 Indenture dated as of December 22, 1997, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed December 23, 1997).

                   10.10 Employment agreement dated January 12, 1999 between the Company and Robert A. Kotick.

                   10.11 Employment agreement dated January 12, 1999 between the Company and Brian G. Kelly.

                   10.12 Employment agreement dated October 19, 1998 between the Company and Ronald Doornink.

                   10.13    Employment agreement dated March 4, 1999 between the
                            Company and Lawrence Goldberg.

                   10.14    Employment agreement dated March 4, 1999 between the
                            Company and Barry J. Plaga.

                   10.15    Employment agreement dated April 1, 1998 between the
                            Company and Mitchell Lasky.

                   10.16    Employment agreement dated April 1, 1998 between the
                            Company and Ronald Scott.

                   10.17 Service Agreement dated November 24, 1997 between the Combined Distribution (Holdings) Limited and
                            Richard Andrew Steele.

                   10.18 Employment Agreement dated September 1, 1997 between the Company and Robert Dewar.

                   10.19    Articles of Merger dated June 30, 1998 between
                            S.B.F. Acquisition Corp., a wholly owned subsidiary of the Company, and S.B.F. Services Limited, Head
                            Games Publishing, (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed on
                            July 2, 1998).

                   10.20 Share Exchange Agreement dated September 29, 1998 by and between the Company and Mr. Frank d'Oleire, Mrs. Christa d'Oleire, Ms. Fiona d'Oleire, Ms.
                            Alexa d'Oleire acting as Dr. d'Oleire
                            Beteiligungsgesellschaft bR, Mr. Martinus J.C.
                            Bubbert, and Mr. Dennis W. Buis (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed on October 8, 1998).

                   10.21 Amended and Restated Agreement and Plan of Merger dated April 19, 1999 by and among the Company, Expert Acquisition Corp. and Expert Software, Inc.
                            (incorporated by reference to Exhibit 2.1 of the Form 8-K of Expert Software, Inc., filed April 29,
                            1999).

                   10.22    Credit Agreement dated as of June 21, 1999 among the
                            Company, Head Games Publishing, Inc., Expert
                            Software, Inc., various lenders, PNC Bank, National
                            Association, as issuing bank, administrative agent and collateral agent for such lenders, and Credit
                            Suisse First Boston, as syndication agent.

                   21.      Principal subsidiaries of the Company.

                   23.      Independent Auditors' Consent.



                   27.1     Fiscal 1996 Year to Date financial Data Schedule.

                   27.2     Fiscal 1997 Year to Date Financial Data
                            Schedule.

                   27.3     Fiscal 1998 Year to Date Financial Data
                            Schedule.

                   27.4     Fiscal 1999 Year to Date Financial Data
                            Schedule.

          (b) 1. Reports on Form 8-K. The following reports on Form 8-K have been filed by the Company during the last quarter of the fiscal year ended March 31, 1999:

                   1.1 Form 8-K dated March 10, 1999, containing items 5 and 7.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 1999

ACTIVISION, INC.

By:   /s/  ROBERT A. KOTICK
   ---------------------------
        (Robert A. Kotick)
             Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/  ROBERT A. KOTICK         Chairman, Chief Executive Officer     June 28, 1999
   -----------------------------    (Principal Executive Officer) and
         (Robert A. Kotick)         Director


By:   /s/  BRIAN G. KELLY           Co-Chairman and Director              June 28, 1999
   -----------------------------
          (Brian G. Kelly)


By:   /s/  BARRY J. PLAGA            Chief Financial Officer, and          June 28, 1999
   -----------------------------     Chief Accounting Officer
          (Barry J. Plaga)


By:   /s/  HAROLD A. BROWN           Director                              June 28, 1999
   -----------------------------
         (Harold A. Brown)


By:   /s/  BARBARA S. ISGUR          Director                              June 28, 1999
   -----------------------------
          (Barbara S. Isgur)


By:   /s/  STEVEN T. MAYER           Director                              June 28, 1999
   -----------------------------
          (Steven T. Mayer)


By:   /s/ ROBERT J. MORGADO          Director                              June 28, 1999
   -----------------------------
        (Robert J. Morgado)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of ACTIVISION, INC. and subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACTIVISION, INC. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended March 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP


Los Angeles, California
May 3, 1999

PART I.  FINANCIAL INFORMATION.
Item I.  Financial Statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands except share data)

                                                                       March 31,      March 31,
                                                                         1999            1998
                                                                       ---------      ---------
                                                                                       Restated
                                                                                      ---------
ASSETS
     Current assets:
         Cash and cash equivalents                                     $  32,847      $  74,241
         Accounts receivable, net of allowances of $14,979 and
             $15,582, respectively                                       117,522         73,926
         Inventories, net                                                 30,931         19,425
         Prepaid royalties and capitalized software costs                 38,997         12,444
         Deferred income taxes                                             6,044          3,852
         Other current assets                                              9,960          1,988
                                                                       ---------      ---------
              Total current assets                                       236,301        185,876

     Prepaid royalties and capitalized software costs                      6,923              -
     Property and equipment, net                                          10,841         11,944
     Deferred income taxes                                                 2,618          4,665
     Excess purchase price over identifiable assets acquired, net         21,647         23,473
     Other assets                                                          5,282          3,322
                                                                       ---------      ---------
              Total assets                                             $ 283,612      $ 229,280
                                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Current portion of notes payable to bank                      $   5,992      $   4,292
         Accounts payable                                                 43,853         50,473
         Accrued expenses                                                 45,142         15,338
                                                                       ---------      ---------
              Total current liabilities                                   94,987         70,103

     Notes payable to bank, less current portion                           1,143          1,692
     Convertible subordinated notes                                       60,000         60,000
     Other liabilities                                                         7             88
                                                                       ---------      ---------
              Total liabilities                                          156,137        131,883
                                                                       ---------      ---------
     Commitments and contingencies

     Shareholders' equity:
         Common stock, $.000001 par value, 50,000,000 shares
             authorized, 23,104,927 and 22,408,415 shares issued and
             22,604,927 and 21,908,415 outstanding, respectively               -              -
         Additional paid-in capital                                      109,251         91,825
         Retained earnings                                                26,012         10,758
         Accumulated other comprehensive income (loss)                    (2,510)            92
         Less:  Treasury stock, cost of 500,000 shares                    (5,278)        (5,278)
                                                                       ---------      ---------
              Total shareholders' equity                                 127,475         97,397
                                                                       ---------      ---------
         Total liabilities and shareholders' equity                    $ 283,612      $ 229,280
                                                                       =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                                     For the years ended March 31,
                                                       ----------------------------------------------------
                                                           1999                1998                1997
                                                       -------------   -------------------  ---------------
                                                                             Restated            Restated
                                                                       -------------------  ---------------
Net revenues                                            $ 436,485           $ 312,058           $ 189,239

Costs and expenses:
     Cost of sales - product costs                        260,041             176,188             103,124
     Cost of sales - royalties and software
         amortization                                      37,825              29,840              13,108
     Product development                                   21,422              27,393              20,470
     Sales and marketing                                   66,419              47,714              31,178
     General and administrative                            21,348              18,401               8,284
     Amortization of intangible assets                      1,585               1,562               1,505
     Merger expenses                                          600               1,474                  39
                                                       -------------   -------------------  ---------------
         Total costs and expenses                         409,240             302,572             177,708
                                                       -------------   -------------------  ---------------
Income from operations                                     27,245               9,486              11,531

Interest income (expense), net                             (3,030)             (1,112)                 81
                                                       -------------   -------------------  ---------------
     Income before income tax provision                    24,215               8,374              11,612

Income tax provision                                        8,961               3,235               3,981
                                                       -------------   -------------------  ---------------
Net income                                              $  15,254           $   5,139           $   7,631
                                                       =============   ===================  ===============
Basic net income per share                              $    0.69           $    0.24           $    0.37
                                                       =============   ===================  ===============
Diluted net income per share                            $    0.66           $    0.23           $    0.36
                                                       =============   ===================  ===============
Number of shares used in computing basic net
    income per share                                       22,162              21,339              20,262
                                                       =============   ===================  ===============
Number of shares used in computing diluted net
    income per share                                       23,233              22,210              20,951
                                                       =============   ===================  ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                                                                                  Common Stock       Additional
                                                                              -------------------     Paid-in       Retained
                                                                               Shares     Amount      Capital       Earnings
                                                                              ---------------------------------------------------
BALANCE MARCH 31, 1996                                                         18,471        -      $  67,990      $       2

Components of comprehensive income:
    Net income for the year                                                         -        -              -          7,631
    Foreign currency translation adjustment                                         -        -              -              -

         Total comprehensive income                                                 -        -              -              -

    Issuance of common stock                                                       63        -            848              -
    Issuance of common stock pursuant to employee stock option plan               313        -          2,209              -
    Issuance of common stock pursuant to employee stock purchase plan              19        -            179              -
    Tax benefit attributable to employee stock option plan                          -        -            736              -
    Tax benefit derived from net operating loss carryforward utilization            -        -          6,634              -
    Issuance of  stock on formation of CentreSoft                               2,468        -            268              -
    Conversion of notes payable to common stock                                     -        -            283              -
    Dividends declared                                                              -        -              -         (1,270)
                                                                              ---------------------------------------------------
BALANCE MARCH 31, 1997                                                         21,334        -      $  79,147      $   6,363

Components of comprehensive income:
    Net income for the year                                                         -        -              -          5,139
    Foreign currency translation adjustment                                         -        -              -              -

         Total comprehensive income                                                 -        -              -              -

    Issuance of common stock and common stock warrants                             82                       -          1,214
    Issuance of common stock pursuant to employee stock option plan               599        -          4,756              -
    Issuance of common stock pursuant to employee stock purchase plan              64        -            582              -
    Tax benefit attributable to employee stock option plan                          -        -          1,247              -
    Adjustment for change in year-end of pooled subsidiary                          -        -              -           (639)
    Conversion of Redeemable Preferred Stock                                       87        -          1,286              -
    Conversion of Convertible Preferred Stock                                      15        -            214              -
    Conversion of Subordinated Loan  Stock Debentures                             217        -          3,216              -
    Issuance of stock to affect business combination                               10        -            163             11
    Dividends declared                                                              -        -              -           (116)
                                                                              ---------------------------------------------------
BALANCE MARCH 31, 1998                                                         22,408        -      $  91,825      $  10,758

Components of comprehensive income:
    Net income for the year                                                         -        -              -         15,254
    Foreign currency translation adjustment                                         -        -              -              -

         Total comprehensive income                                                 -        -              -              -

    Issuance of common stock and common stock warrants                              -        -          3,368              -
    Issuance of common stock pursuant to employee stock option plan               605        -          5,271              -
    Issuance of common stock pursuant to employee stock purchase plan              92        -            798              -
    Tax benefit attributable to employee stock option plan                          -        -          1,059              -
    Tax benefit derived from net operating loss carryforward utilization            -        -          2,430              -
    Conversion of notes payable to common stock                                     -        -          4,500              -
                                                                              ---------------------------------------------------
BALANCE MARCH 31, 1999                                                        $23,105      $ -      $ 109,251      $  26,012
                                                                              ===================================================


                                                                                                       Accumulated
                                                                                Treasury Stock            Other
                                                                           -------------------------  Comprehensive    Shareholders'
                                                                              Shares      Amount     Income (loss)        Equity
                                                                           ---------------------------------------------------------
BALANCE MARCH 31, 1996                                                         (500)    $  (5,278)    $    (335)         $  62,379

Components of comprehensive income:
    Net income for the year                                                       -             -             -              7,631
    Foreign currency translation adjustment                                       -             -           177                177
                                                                                                                    ---------------
         Total comprehensive income                                               -             -             -              7,808
                                                                                                                    ---------------
    Issuance of common stock                                                      -             -             -                848
    Issuance of common stock pursuant to employee stock option plan               -             -             -              2,209
    Issuance of common stock pursuant to employee stock purchase plan             -             -             -                179
    Tax benefit attributable to employee stock option plan                        -             -             -                736
    Tax benefit derived from net operating loss carryforward utilization          -             -             -              6,634
    Issuance of  stock on formation of CentreSoft                                 -             -             -                268
    Conversion of notes payable to common stock                                   -             -             -                283
    Dividends declared                                                            -             -             -             (1,270)
                                                                           --------------------------------------------------------
BALANCE MARCH 31, 1997                                                         (500)    $  (5,278)    $    (158)         $  80,074

Components of comprehensive income:
    Net income for the year                                                       -             -             -              5,139
    Foreign currency translation adjustment                                       -             -           250                250
                                                                                                                    ---------------
         Total comprehensive income                                               -             -             -              5,389
                                                                                                                    ---------------
    Issuance of common stock and common stock warrants                            -             -             -              1,214
    Issuance of common stock pursuant to employee stock option plan               -             -             -              4,756
    Issuance of common stock pursuant to employee stock purchase plan             -             -             -                582
    Tax benefit attributable to employee stock option plan                        -             -             -              1,247
    Adjustment for change in year-end of pooled subsidiary                        -             -             -               (639)
    Conversion of Redeemable Preferred Stock                                      -             -             -              1,286
    Conversion of Convertible Preferred Stock                                     -             -             -                214
    Conversion of Subordinated Loan  Stock Debentures                             -             -             -              3,216
    Issuance of stock to affect business combination                              -             -             -                174
    Dividends declared                                                            -             -             -               (116)
                                                                           --------------------------------------------------------
BALANCE MARCH 31, 1998                                                         (500)    $  (5,278)    $      92          $  97,397

Components of comprehensive income:
    Net income for the year                                                       -             -             -             15,254
    Foreign currency translation adjustment                                       -             -        (2,602)            (2,602)
                                                                                                                    ---------------
         Total comprehensive income                                               -             -             -             12,652
                                                                                                                    ---------------
    Issuance of common stock and common stock warrants                            -             -             -              3,368
    Issuance of common stock pursuant to employee stock option plan               -             -             -              5,271
    Issuance of common stock pursuant to employee stock purchase plan             -             -             -                798
    Tax benefit attributable to employee stock option plan                        -             -             -              1,059
    Tax benefit derived from net operating loss carryforward utilization          -             -             -              2,430
    Conversion of notes payable to common stock                                   -             -             -              4,500
                                                                           --------------------------------------------------------
BALANCE MARCH 31, 1999                                                       $ (500)    $  (5,278)    $  (2,510)         $ 127,475
                                                                           ========================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                  For the years ended March 31,
                                                                       ------------------------------------------------
                                                                                                     Restated
                                                                                          -----------------------------
                                                                          1999               1998               1997
                                                                       ----------         ----------         ----------
Cash flows from operating activities:
     Net income                                                         $ 15,254           $  5,139           $  7,631
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Deferred income taxes                                             3,344             (1,327)             2,929
         Adjustment for change in fiscal year-end for pooled
           subsidiaries                                                        -               (639)                 -
         Depreciation and amortization                                     6,488              5,315              4,167
         Amortization of prepaid royalties and capitalized
           software costs                                                 27,055             29,167              9,045
         Expense related to common stock warrants                              -                200                  -
         Loss on disposal of fixed assets                                      -                  -                 34
     Change in assets and liabilities (net of effects of
       purchases and acquisitions):
         Accounts receivable                                             (43,596)           (25,079)           (13,244)
         Inventories                                                     (11,506)            (6,798)            (5,169)
         Other current assets                                             (7,972)               458             (1,137)
         Other assets                                                      1,408                168               (600)
         Accounts payable                                                 (6,620)            25,410              5,688
         Accrued expenses                                                 34,304               (308)            (5,652)
         Deferred revenue                                                      -                  -              1,301
         Other liabilities                                                   (81)               (83)               (37)
                                                                       ----------         ----------         ----------
     Net cash provided by operating activities                            18,078             31,180              4,956
                                                                       ----------         ----------         ----------
Cash flows from investing activities:
         Cash paid by Combined Distribution (Holdings) Ltd. to
           acquire CentreSoft (net of cash acquired)                           -               (812)            (3,878)
         Capital expenditures                                             (3,800)            (8,872)            (4,580)
         Cash used in purchase acquisitions                                    -               (246)                 -
         Investment in prepaid royalties and capitalized
           software costs                                                (60,531)           (33,213)           (11,130)
         Other                                                                 -               (228)                 -
                                                                       ----------         ----------         ----------
     Net cash used in investing activities                               (64,331)           (43,371)           (19,588)
                                                                       ----------         ----------         ----------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                    -                  -                282
     Proceeds from issuance of common stock upon exercise of
       warrants                                                                -                  -              2,209
     Issuance of common stock pursuant to employee stock
       option  plans                                                       5,271              4,756                  -
     Issuance of common stock pursuant to employee stock
       purchase plan                                                         798                582                179
     Proceeds from issuance of subordinated loan stock
       debentures                                                              -                  -              3,216
     Proceeds from issuance of convertible preferred stock                     -                  -                214
     Proceeds from issuance of redeemable preferred stock                      -                  -              1,286
     Dividends paid (Combined Distribution (Holdings) Ltd.)                    -             (1,256)              (130)
     Borrowing under line-of-credit agreement                              5,300              8,800              1,600
     Payment under line-of-credit agreement                               (5,300)            (8,800)                 -
     Note payable to bank, net                                             1,151                886              3,123
     Proceeds from issuance of subordinated convertible notes                  -             57,900                  -
     Other                                                                     -                 (6)                 2
                                                                       ----------         ----------         ----------
Net cash provided by financing activities                                  7,220             62,862             11,981
                                                                       ----------         ----------         ----------
Effect of exchange rate changes on cash                                   (2,361)               250                179
                                                                       ----------         ----------         ----------
Net increase (decrease) in cash and cash equivalents                     (41,394)            50,921             (2,472)
                                                                       ----------         ----------         ----------
Cash and cash equivalents at beginning of period                          74,241             23,320             25,792
                                                                       ----------         ----------         ----------
Cash and cash equivalents at end of period                              $ 32,847           $ 74,241           $ 23,320
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

                        ACTIVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS

       Activision, Inc. (together with its subsidiaries, "Activision" or the "Company") is a leading international publisher, developer and distributor of interactive entertainment and leisure products. The Company was incorporated in California in 1979. In December 1992, the Company reincorporated in Delaware.

       The Company's products span a wide range of genres (including action, adventure, strategy and simulation) and target markets (including game enthusiasts, value buyers and children). In addition to its genre and market diversity, the Company publishes, develops and distributes products for a variety of game platforms, including personal computers ("PCs"), the Sony Playstation console system and the Nintendo 64 console system.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Activision, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

       BASIS OF PRESENTATION

       These consolidated financial statements have been retroactively restated to reflect the pooling of interests of the Company with Raven Software Corporation ("Raven"), NBG EDV Handels- und Verlags GmbH ("NBG"), S.B.F. Services, Limited dba Head Games Publishing ("Head Games") and CD Contact Data GmbH ("CD Contact"). Each of the above transactions originally had been accounted for by the Company as an immaterial pooling of interests. The financial results for each such acquired company and related cash flows had therefore been included in the reported operations of the Company beginning on the date of acquisition. Based on a reevaluation of these transactions, including the results of operations of each entity, statements by the Securities and Exchange Commission ("the SEC") on materiality of pooling transactions and requirements to evaluate the impact on each line item in the financial statements and the impact on the Company's trends, the Company has restated all financial information reported in this Annual Report on Form 10-K for all periods prior to the consummation of each transaction to include the financial position, results of operations and cash flows of such acquired companies.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash and short-term investments with original maturities of not more than 90 days.

       CONCENTRATION OF CREDIT RISK

       Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions. At various times during the fiscal years ended March 31, 1999, 1998 and 1997, the Company had deposits in excess of the $100,000 Federal Deposit Insurance Corporation ("FDIC") limit at these financial institutions. At March 31, 1999, the Company had approximately $3.9 million invested in short-term commercial paper and short-term United States government backed securities. The Company's customer base includes retail outlets and distributors including consumer electronics and computer specialty stores, discount chains, video rental stores and toy stores in the United States and countries worldwide. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company generally does not require collateral or other security from its customers.

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

       The Company accounts for prepaid royalties relating to development agreements and capitalized software costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs and prepaid royalties are capitalized once technological feasibility is established. Technological feasibility is evaluated on a product by product basis. For products where proven game engine technology exists, this may occur early in the development cycle. Software development costs are expensed if and when they are deemed unrecoverable. Amounts related to software development which are not capitalized are charged immediately to product development expense.

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

       Capitalized software development costs are amortized to cost of sales - royalties and software amortization on a straight-line basis over the estimated product life (generally one year or less) commencing upon product release, or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater. Prepaid royalties are amortized to cost of sales - royalties and software amortization commencing upon the product release at the contractual royalty rate based on actual net product sales, or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater. For products that have been released, management evaluates the future recoverability of capitalized amounts on a quarterly basis.

       As of March 31, 1999, prepaid royalties and unamortized capitalized software costs totaled $37.1 million (including $6.9 million classified as non-current) and $8.8 million, respectively. As of March 31, 1998, prepaid royalties and unamortized capitalized software costs totaled $10.7 million and $1.7 million, respectively. At March 31, 1998, all prepaid royalties and unamortized capitalized software costs were classified as current. Amortization of prepaid royalties and capitalized software costs was $27.1 million, $29.2 million and $9.0 million for the years ended March 31, 1999, 1998 and 1997, respectively. Write-offs of prepaid royalties and capitalized software costs prior to product release were $2.4 million, $363,000 and $588,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

       INVENTORIES

       Inventories are valued at the lower of cost (first-in, first-out) or market.

       REVENUE RECOGNITION

       The American Institute of Certified Public Accountant's (the "AICPA") Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) was effective for all transactions entered into subsequent to March 31, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's financial position, results of operations or liquidity.

       Product Sales: The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges or return products within certain specified periods, and provides price protection on certain unsold merchandise. Management of the Company has the ability to estimate the amount of future exchanges, returns, and price protections. Revenue from product sales is reflected net of the allowance for returns and price protection.

       Software Licenses: For those license agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned.

       ADVERTISING EXPENSES

       The Company expenses advertising and the related costs as incurred. Advertising expenses for the years ended March 31, 1999, 1998 and 1997 were approximately $15,572,000 $6,336,000 and $3,285,000, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

       EXCESS PURCHASE PRICE OVER IDENTIFIABLE ASSETS ACQUIRED, NET AND LONG-LIVED ASSETS

       The excess cost over net assets acquired is being amortized on a straight-line basis over a 20 year period. As of March 31, 1999 and 1998, accumulated amortization amounted to $9,069,000 and $7,904,000, respectively. The Company adopted the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

       INTEREST INCOME (EXPENSE)

       Interest income (expense), net is comprised of (amounts in thousands):

                                                1999              1998              1997
                                           ----------        ----------        ----------
                                                               Restated          Restated
                                                             ----------        ----------
       Interest expense                       $(4,973)          $(2,223)          $  (843)
       Interest income                          1,943             1,111               924
                                           ----------        ----------        ----------
       Net interest income (expense)          $(3,030)          $(1,112)          $    81
                                           ==========        ==========        ==========

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

2.     ACQUISITIONS

       1999 TRANSACTIONS

       As stated below, the acquisition of Head Games and CD Contact were originally treated as immaterial poolings of interest. However, after reviewing the results of operations of the entities, including the materiality and impact on the the Company's trends, the Company has restated the financial statements for all periods prior to the closing of each respective transaction.

       ACQUISITION OF HEAD GAMES

       On June 30, 1998, the Company acquired Head Games in exchange for 1,000,000 shares of the Company's common stock. The acquisition of Head Games was initially accounted for as an immaterial pooling of interests; accordingly, periods prior to April 1, 1998 were not retroactively restated for this transaction. However with this Annual Report on Form 10-K, all prior periods have been retroactively restated to reflect the effect of the Head Games acquisition in all periods presented.

       ACQUISITION OF CD CONTACT

       On September 29, 1998, the Company acquired CD Contact in exchange for 1,900,000 shares of the Company's common stock. In addition, $9.1 million in outstanding debt was acquired in connection with the CD Contact acquisition. The debt is evidenced by notes payable which are due on demand and bear interest at approximately 8% per annum. The acquisition of CD Contact was initially accounted for as an immaterial pooling of interests; accordingly, periods prior to July 1, 1998 were not retroactively restated for this transaction. However with this Annual Report on Form 10-K, all prior periods have been retroactively restated to reflect the effect of the CD Contact acquisition in all periods presented.

       The following table represents the results of operations of the previously separate companies for the period before the combination was consummated that are included in the current combined net income of the
       Company:

                                                               Fiscal Year 1999
                       -----------------------------------------------------------------------------------------------
                                                       Head Games             CD Contact
                               Activision               3 Months               6 Months                 Total
                               Year Ended                 Ended                  Ended               Year Ended
                             March 31, 1999           June 30, 1998       September 30, 1998       March 31, 1999
                       ------------------------  ---------------------  ----------------------  ----------------------
       Revenues                   $412,225             $  2,195               $ 22,065                 $436,485
       Net income (loss)          $ 14,194             $    394               $    666                 $ 15,254

       Results for Head Games from July 1, 1998, subsequent to its acquisition by the Company and for CD Contact from October 1, 1998, subsequent to its acquisition by the Company, are included in the Activision year ended March 31, 1999 column above.

       1998 TRANSACTIONS

       As discussed below, the acquisitions of NBG and Raven were originally accounted for as immaterial poolings of interest. However, based on statements by the SEC regarding materiality and the requirement to evaluate the impact on each line item of the Company's financial statement and the impact on the Company's trends, the Company has restated the financial statements for periods prior to the closing of each respective transaction.

       ACQUISITION OF NBG

       On November 26, 1997, the Company acquired NBG in exchange for 281,206 shares of the Company's common stock. The acquisition of NBG was initially accounted for as an immaterial pooling of interests; accordingly, periods prior to October 1, 1997 were not retroactively restated for this transaction. However, with this Annual Report on Form 10-K, all prior periods have been retroactively restated to reflect the effect of the NBG acquisition in all periods presented.

       ACQUISITION OF RAVEN SOFTWARE CORPORATION

       On August 26, 1997, the Company acquired Raven in exchange for 1,040,000 shares of the Company's common stock. The acquisition of Raven was initially accounted for as an immaterial pooling of interests; accordingly, periods prior to April 1, 1997 were not retroactively restated for this transaction. However, with this Annual Report on Form 10-K, all prior periods have been retroactively restated to reflect the effect of the Raven acquisition in all periods presented.

                                                                Fiscal Year 1998
                       -----------------------------------------------------------------------------------------------
                              Activision
                             as Previously          NBG            Head Games        CD Contact           Total
                               Reported          6 Months             Year               Year          Restated Year
                              Year Ended           Ended             Ended              Ended              Ended
                            March 31, 1998    Sept. 30, 1997     March 31, 1998    March 31, 1998     March 31, 1998
                       ---------------------  ----------------  -----------------  ---------------  ------------------
       Revenues                 $259,926         $  7,081           $  3,715           $ 41,336           $312,058
       Net income (loss)        $  5,827         $   (106)          $    (70)          $   (512)          $  5,139

                                                                 Fiscal Year 1997
                       ----------------------------------------------------------------------------------------------------
                            Activision
                          as Previously        Raven             NBG         Head Games       CD Contact        Total
                             Reported           Year             Year           Year             Year           Year
                            Year Ended         Ended            Ended           Ended           Ended           Ended
                          March 31, 1997   March 31, 1997  March 31, 1997  March 31, 1997   March 31, 1997  March 31, 1997
                       -----------------  ---------------  --------------  --------------  ---------------- ---------------
       Revenues              $154,644         $  428          $ 19,628       $  1,083         $ 13,456        $189,239
       Net income (loss)     $  9,226         $ (419)         $    179       $ (1,510)        $    155        $  7,631

       Acquisition of Centresoft

       On November 26, 1997, the Company acquired Centresoft in exchange for 2,787,043 shares and 50,325 options to acquire shares of the Company's common stock. The acquisition of Centresoft was accounted for in accordance with the pooling of interests method of accounting and accordingly, the Company's consolidated financial statements were retroactively adjusted as if Centresoft and the Company had operated as one since June 28, 1996 (inception of Centresoft).

3.     INVENTORIES

       Inventories at March 31, 1999, 1998 and 1997 are stated net of an adjustment to net realizable value of approximately $1,493,000, $828,000 and $471,000, respectively. The provisions to adjust inventories to net realizable value for the years ended March 31, 1999, 1998 and 1997 were approximately $828,000, $1,082,000 and $478,000, respectively.
       Inventories, net of reserves, consisted of (amounts in thousands):

                                                               March 31, 1999        March 31, 1998
                                                             ------------------  ---------------------
                                                                                        Restated
                                                                                 ---------------------
       Purchased parts and components                                  $ 2,326          $ 1,409
       Finished goods                                                   28,605           18,016
                                                             ------------------  ---------------------
                                                                       $30,931          $19,425
                                                             ==================  =====================

4.     PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives or the lease term: buildings, 30 years; computer equipment, office furniture and other equipment, 3 years; leasehold improvements, through the life of the lease. Property and equipment, stated at cost, was as follows (amounts in thousands):

                                                               March 31, 1999        March 31, 1998
                                                             ------------------  ---------------------
                                                                                          Restated
                                                                                 ---------------------
          Land                                                    $    581              $    581
          Buildings                                                    759                   801
          Computer equipment                                        18,067                15,576
          Office furniture and other equipment                       3,522                 3,480
          Leasehold improvements                                     3,189                 2,974
                                                             ------------------  ---------------------
              Total cost of property and equipment                  26,118                23,412

          Less accumulated depreciation                            (15,277)              (11,468)
                                                             ------------------  ---------------------
              Net cost of property and equipment                  $ 10,841              $ 11,944
                                                             ==================  =====================

       Depreciation expense for the years ended March 31, 1999, 1998 and 1997 was $4,903,000, $3,753,000 and $2,662,000, respectively.

5.     ACCRUED EXPENSES

       Accrued expenses were as follows (amounts in thousands):

                                               March 31, 1999     March 31, 1998
                                             -----------------  -----------------
                                                                     Restated
                                                                -----------------
          Accrued royalties payable                    $11,249          $ 5,996
          Affiliated label payable                      11,999                -
          Accrued selling and marketing costs            3,082            2,937
          Income tax payable                             5,068            1,360
          Accrued interest expense                       1,013            1,125
          Accrued bonus and vacation pay                 4,473            1,210
          Other                                          8,258            2,710
                                             -----------------  -----------------
                                                       $45,142          $15,338
                                             =================  =================

6.     OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREA

              The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," as of April 1, 1998. SFAS No. 131 establishes standards for reporting information about an enterprise's operating segments and related disclosures about its products, geographic areas and major customers.

              The Company publishes, develops and distributes interactive entertainment and leisure products for a variety of game platforms, including PCs, the Sony PlayStation console system and the Nintendo 64 console system. Based on its organizational structure, the Company operates in two reportable segments: publishing and distribution.

              The Company's publishing segment develops and publishes titles both internally through the studios owned by the Company and externally, through third party developers. In the United States, the Company's products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies. The Company conducts its international publishing activities through offices in the United Kingdom, Germany, France, Australia and Japan. The Company's products are sold internationally on a direct to retail basis, through third party distribution and licensing arrangements, and through the Company's owned distribution subsidiaries located in the United Kingdom, the Benelux territories and Germany.

              The Company's distribution segment, located in the United Kingdom, the Benelux territories and Germany, distributes interactive entertainment software and hardware and provides logistical services for a variety of publishers and manufacturers. A small percentage of distribution sales is derived from Activision-published titles.

              The President and Chief Operating Officer allocates resources to each of these segments using information on their respective revenues and operating profits before interest and taxes. The President and Chief Operating Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131.

              The President and Chief Operating Officer does not evaluate individual segments based on assets or depreciation.

              The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies. Revenue derived from sales between segments is eliminated in consolidation.

              Information on the reportable segments for the three years ended March 31, 1999 is as follows:

                                                               Fiscal Year Ended March 31, 1999
                                                 --------------------------------------------------------------
                                                   Publishing     Distribution     Corporate          Total
                                                 -------------  ---------------  -------------  ---------------
       Revenues from external customers             $186,299        $250,186        $      -         $436,485
       Revenue from sales between segments          $ 19,202        $      -        $      -         $ 19,202
       Operating income (loss)                      $ 17,784        $ 10,685        $ (1,224)        $ 27,245

                                                                  Fiscal Year Ended March 31, 1998
                                                 --------------------------------------------------------------
                                                   Publishing     Distribution     Corporate          Total
                                                 -------------  ---------------  -------------  ---------------
       Revenues from external customers             $125,067        $186,991        $      -         $312,058
       Revenue from sales between segments          $  7,759        $      -        $      -         $  7,759
       Operating income (loss)                      $  5,836        $  4,842        $ (1,192)        $  9,486

                                                                  Fiscal Year Ended March 31, 1997
                                                 --------------------------------------------------------------
                                                   Publishing     Distribution     Corporate          Total
                                                 -------------  ---------------  -------------  ---------------
       Revenues from external customers             $ 87,994        $101,245        $      -         $189,239
       Revenue from sales between segments          $      -        $      -        $      -         $      -
       Operating income (loss)                      $ 10,077        $  2,721        $ (1,267)        $ 11,531

       Operating expenses in the Corporate column consist entirely of amortization of goodwill resulting from the Company's merger with the Disc Company Inc., on April 1, 1992.


       Geographic information for the three years ended March 31, 1999 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows:

                                             Fiscal Year Ended March 31,
                             ----------------------------------------------------
                                1999              1998              1997
                             -----------------  -----------------  --------------
       United States               $149,664          $ 89,936          $ 65,695
       Europe                       278,032           208,817           113,456
       Other                          8,789            13,305            10,088
                             -----------------  -----------------  --------------
       Total                       $436,485          $312,058          $189,239
                             =================  =================  ==============


       Revenues by platform were as follows:

                                1999               1998                1997
                             -----------------  -----------------  --------------
                                                 Restated            Restated
       Console                     $268,205          $131,890          $ 68,480
       PC                           168,280           180,168           120,759
                             -----------------  -----------------  --------------
       Total                       $436,485          $312,058          $189,239
                             =================  =================  ==============

7.     COMPUTATION OF NET INCOME PER SHARE

       The following table sets forth the computations of basic and diluted net income per share:

                                                              (amounts in thousands, except per share data)
                                                                  1999            1998            1997
                                                           ---------------  ---------------  ---------------
                                                                                          Restated
                                                                            --------------------------------
       NUMERATOR
       Net income                                              $ 15,254          $  5,139           $  7,631
           Preferred stock dividends                                  -              (116)              (151)
                                                           ---------------  ---------------  ---------------
           Numerator for basic and diluted net income
           per share-income available to common
           stockholders                                        $ 15,254          $  5,023           $  7,480
                                                           ===============  ===============  ===============
       DENOMINATOR
       Denominator for basic net income per
       share-weighted average shares outstanding                 22,162            21,339             20,262

       Effect of dilutive securities:
           Employee stock options                                   942               801                689
           Warrants to purchase common stock                        129                70                  -
                                                           ---------------  ---------------  ---------------
       Potential dilutive common shares                           1,071               871                689
                                                           ---------------  ---------------  ---------------

           Denominator for diluted net income per
           share-adjusted weighted average shares and
           assumed conversions                                   23,233            22,210             20,951
                                                           ===============  ===============  ===============

           Basic net income per share                          $   0.69          $   0.24           $   0.37
                                                           ===============  ===============  ===============
           Diluted net income per share                        $   0.66          $   0.23           $   0.36
                                                           ===============  ===============  ===============

       Options to purchase 2,188,175, 1,978,000 and 2,838,000 shares of common stock were outstanding for the years ended March 31, 1999, 1998 and 1997, respectively, but were not included in the calculations of diluted net income per share because their effect would be antidilutive. Convertible subordinated notes and convertible preferred stock were not included in the calculations of diluted net income per share because their effect would be antidilutive.

8.     INCOME TAXES

       Domestic and foreign income (loss) before income taxes and details of the income tax provision (benefit) are as follows (amounts in thousands):

                                                                      Year ended March 31,
                                                      -------------------------------------------------------
                                                                                      Restated
                                                                        -------------------------------------
                                                              1999               1998               1997
                                                      ----------------  -------------------  ----------------
       Income (loss) before income taxes:
           Domestic                                       $  6,524           $ (2,215)          $  2,838
           Foreign                                          17,691             10,589              8,774
                                                      ----------------  -------------------  ----------------
                                                          $ 24,215           $  8,374           $ 11,612
                                                      ================  ===================  ================
       Income tax expense (benefit):
           Current:
                Federal                                   $     37           $  1,133           $   (745)
                State                                          124                 14                 31
                Foreign                                      5,456              3,653              1,530
                                                      ----------------  -------------------  ----------------
                    Total current                            5,617              4,800                816
                                                      ----------------  -------------------  ----------------
           Deferred:
                Federal                                       (202)            (2,580)            (2,961)
                State                                           57               (232)            (1,244)
                                                      ----------------  -------------------  ----------------
                    Total deferred                            (145)            (2,812)            (4,205)
                                                      ----------------  -------------------  ----------------
       Add back benefit credited to additional
           paid-in capital:
           Tax benefit related to stock option
               exercises                                     1,059              1,247                736
           Tax benefit related to utilization of pre-
               bankruptcy net operating loss
               carryforwards                                 2,430                  -              6,634
                                                      ----------------  -------------------  ----------------
                                                             3,489              1,247              7,370
                                                      ----------------  -------------------  ----------------
                                                          $  8,961           $  3,235           $  3,981
                                                      ================  ===================  ================

       The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

                                                                        Year ended March 31,
                                                      -------------------------------------------------------
                                                                                       Restated
                                                                        -------------------------------------
                                                              1999              1998              1997
                                                      ---------------  --------------------  ----------------
       Federal income tax provision at statutory rate           34.0%             34.0%             35.0%
       State taxes, net of federal benefit                       1.3%             (1.2%)             2.6%
       Nondeductible amortization                                1.7%              4.4%              3.0%
       Nondeductible merger fees                                 0.8%              3.6%                -
       Research and development credits                         (5.4%)            (5.3%)            (6.4%)
       Incremental effect of foreign tax rates                  (0.9%)             0.7%             (3.1%)
       Increase (reduction) of valuation allowance               5.1%              -                 3.1%
       Other                                                     0.4%              2.4%              0.1%
                                                      ---------------  --------------------  ----------------
                                                                37.0%             38.6%             34.3%
                                                      ===============  ====================  ================

       The components of the net deferred tax asset and liability were as follows (amounts in thousands):

                                                March 31, 1999            March 31, 1998
                                             ----------------------------------------------
                                                                             Restated
                                                                        -------------------
       Deferred asset:
            Allowance for bad debts                    $    942                  $    358
            Allowance for sales returns                     144                     2,458
            Royalty reserve                               1,649                         -
            Miscellaneous                                 1,591                     1,304
            Tax credit carryforwards                      6,726                     3,320
            Net operating loss carryforwards             10,534                     9,184
                                             ------------------         -------------------
                Deferred asset                           21,586                    16,624
                Valuation allowance                      (6,916)                   (8,107)
                                             ------------------         -------------------
                Net deferred asset                       14,670                     8,517
                                             ------------------         -------------------
       Deferred liability:
                Deferred compensation                       110                         -
                Capitalized research expenses             5,512                         -
                State taxes                                 386                         -
                                             ------------------         -------------------
                Deferred liability                        6,008                         -
                                             ------------------         -------------------
                Net deferred asset                     $  8,662                  $  8,517
                                             ==================         ===================

       In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the AICPA, benefits from loss carryforwards arising prior to the Company's reorganization are recorded as additional paid-in capital. During the year ended March 31, 1999, $2.4 million of such benefit was recognized through a reduction in the valuation allowance. The reduction in the valuation allowance during the years ended March 31, 1999 was determined based on the Company's assessment of the realizability of its deferred tax assets, which assessment was based on recent operating history, and the Company's expectation that operations will continue to generate taxable income, as well as other factors. Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset of $8.7 million will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

       The Company's available net operating loss carryforward for federal tax reporting purposes approximates $31.0 million and is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire from 2006 to 2013. The Company has tax credit carryforwards of $4.6 million and $2.2 million for federal and state purposes, respectively, which expire from 2006 to 2013.

9.     COMMITMENTS, CONTINGENCIES AND DEBT

       BANK LINE OF CREDIT

       As of March 31, 1999, the Company had a $40.0 million revolving credit and letter of credit facility (the "Prior Facility") with a group of banks. The Prior Facility currently provides the Company with the ability to borrow funds and issue letters of credit against eligible accounts receivable up to $40.0 million. The Prior Facility was scheduled to expire in October 2001. As of March 31, 1999 the Company had $22.4 million in letters of credit outstanding and no borrowings against the Prior Facility (there were no outstanding letters of credit or borrowings against the Prior Facility in the fiscal year ended March 31, 1998). In addition, the Company had a $2 million line of credit agreement (the "Asset Line") with a bank that expired in September 1998. Approximately $1.1 million and $1.2 million was outstanding on this line as of March 31, 1999 and 1998, respectively.

       In addition, the Company's CentreSoft subsidiary has a revolving credit facility (the "UK Facility") with its bank in the United Kingdom for approximately $11.2 million. The UK Facility can be used for working capital requirements and expires in June 2000. The Company had no borrowings outstanding against the UK facility as of March 31, 1999. In the Netherlands, the Company's CD Contact subsidiary has a credit facility ("the Netherlands Facility") with a bank that permits borrowings against eligible accounts receivable and inventory up to approximately $25 million. Borrowings under the Netherlands Facility are due on demand and totaled $6.0 as of March 31, 1999. Letters of credit outstanding under the Netherlands facility totaled $6.9 million as of March 31, 1999.

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

       LEASE OBLIGATIONS

       The Company leases certain of its facilities under non-cancelable operating lease agreements. Total future minimum lease commitments as of March 31, 1999 are as follows (amounts in thousands):

                Year ending March 31,
                         2000                          $ 3,760
                         2001                            3,608
                         2002                            3,281
                         2003                            3,139
                         2004                            3,123

                         Thereafter                    $11,450

       Rent expense for the years ended March 31, 1999, 1998 and 1997 was approximately $3,900,000, $3,219,000 and $2,279,000, respectively.

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

10.    STOCKHOLDERS' EQUITY AND COMPENSATION PLANS

       OPTION PLANS

       The Company has two stock option plans for the benefit of officers, employees, consultants and others.

       The Activision 1991 Stock Option and Stock Award Plan, as amended, (the "1991 Plan") permits the granting of non-qualified stock options, incentive stock options ("ISOs"), stock appreciation rights ("SARs"), restricted stock awards, deferred stock awards and other Common-Stock-based awards. The total number of shares of Common Stock available for distribution under the 1991 Plan is 7,666,667. The 1991 Plan requires available shares to consist in whole or in part of authorized and unissued shares for treasury shares. There were 156,500 shares remaining available for grant under the 1991 Plan as of March 31, 1999.

       On September 23, 1998, the stockholders of the Company approved the Activision 1998 Incentive Plan (the "1998 Plan"). The 1998 Plan permits the granting of non-qualified stock options, ISOs, restricted stock awards, deferred stock awards and other common stock-based awards to officers, employees, consultants and others. The total number of shares of Common Stock available for distribution under the 1998 Plan is 3,000,000. The 1998 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were 1,087,435 remaining shares available for grant under the Incentive Plan as of March 31, 1999.

       The exercise price for stock options issued under the 1991 Plan and 1998 Plan (collectively, the "Plans") is determined at the discretion of the Board of Directors (or the Compensation Committee of the Board of Directors), and for ISOs, is not to be less than the fair market value of the Company's common stock at the date of grant, or in the case of non-qualified options, must exceed or be equal to 85% of fair market value at date of grant. Options typically become exercisable in equal installments over a period not to exceed five years and must be exercised within 10 years of date of grant. Historically, stock options have been granted with exercise prices equal to or greater than the fair market value at the date of grant.

       Activity of the Plans during the last three fiscal years was as follows (amounts in thousands, except weighted average exercise price amounts):


                                                     1999                         1998                         1997
                                             ----------------------       ----------------------       ---------------------
                                             Shares        Wtd Avg        Shares        Wtd Avg        Shares       Wtd Avg
                                              (000)        Ex Price        (000)        Ex Price        (000)       Ex Price
                                             -------      ---------       -------      ---------       -------     ---------
       Outstanding at beginning of year       6,218       $   11.47        5,228       $   11.69        3,725      $   11.37
           Granted                            3,538       $   10.27        2,776       $   12.14        1,997      $   11.28
           Exercised                           (605)      $    8.68         (599)      $    8.35         (313)     $    7.05
           Forfeited                         (1,202)      $   15.33       (1,187)      $   14.45         (181)     $    9.24
                                             -------      ---------       -------      ---------       -------     ---------
       Outstanding at end of year             7,949       $   10.54        6,218       $   11.47        5,228      $   11.69
                                             =======      =========       =======      =========       =======     =========

       Exercisable at end of year             3,754           10.00        2,532       $    9.78        3,292      $   12.62


       The range of exercise prices for options outstanding as of March 31, 1999 was $.75 to $17.75. The range of exercise prices for options is wide due to increases and decreases in the Company's stock price over the period of the grants. For the year ended March 31, 1999, 3,320,000 options were granted at an exercise price equal to the fair market value on the date of grant and 218,000 options were granted at an exercise price greater than fair market value on the date of grant.

       The following tables summarize information about stock options outstanding as of March 31, 1999:


                                                    Outstanding Options                       Exercisable Options
                                          -------------------------------------------       --------------------------
                                                       Remaining Wtd
                                                            Avg
                                                        Contractual
                                          Shares           Life            Wtd Avg          Shares          Wtd Avg
                                          (000)         (in years)     Exercise Price       (000)       Exercise Price
                                          -------      -------------   --------------       -------     --------------
       Range of exercise prices:
           $0.75 to $9.44                  1,366             6.67           $ 6.91             815           $ 5.52
           $9.46 to $9.87                  1,741             8.45           $ 9.69           1,268           $ 9.71
           $10.00 to $10.50                1,429             8.88           $10.27             463           $10.30
           $10.56 to $11.06                1,324             8.78           $10.77             341           $10.77
           $11.12 to $13.56                1,300             7.60           $12.62             530           $13.03
           $13.62 to $17.00                  788             7.98           $15.37             336           $15.98
           $17.75 to $17.75                    1             6.49           $17.75               1           $17.75


       These options will expire if not exercised at specific dates ranging from January 2000 to April 2009. Prices for options exercised during the three year period ended March 31, 1999 ranged from $.75 to $15.75.

       EMPLOYEE STOCK PURCHASE PLAN

       The Company has an employee stock purchase plan for all eligible employees (the "Purchase Plan"). Under the Purchase Plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or last day of each six-month period (the "Offering Period"). Employees may purchase shares having a value not exceeding 10% of their gross compensation during an Offering Period. Employees purchased 42,093 shares at a price of $9.24 per share and 45,868 shares at a price of $8.92 per share during the Purchase Plan's offering period ended September 30, 1998 and March 31, 1999, respectively. As of March 31, 1999, 29,939 shares were reserved for future issuance under the Purchase Plan.

       EMPLOYEE RETIREMENT PLAN

       The Company has a retirement plan covering substantially all of its eligible employees. The retirement plan is qualified in accordance with
       Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes 5% of each dollar contributed by a participant. The Company's matching contributions to the plan were $40,000, $40,000 and $25,000 during the years ended March 31, 1999, 1998 and 1997, respectively.

       DIRECTOR WARRANT PLAN

       The Director Warrant Plan, which expired on December 19, 1996, provided for the automatic granting of warrants ("Director Warrants") to purchase 16,667 shares of the Common Stock to each director of the Company who was not an officer or employee of the Company or any of its subsidiaries. Director Warrants granted under the Director

       Warrant Plan vest 25% on the first anniversary of the date of grant, and 12.5% each six months thereafter. The expiration of the Plan had no effect on the outstanding Warrants. As of March 31, 1999, there were no shares of Common Stock available for distribution under the Director Warrant Plan.

       Director Warrant activity was as follows (amounts in thousands, except weighted average exercise price amounts):


                                                        1999                    1998                    1997
                                               ---------------------   ---------------------   ---------------------
                                                Shares      Wtd Avg     Shares      Wtd Avg     Shares      Wtd Avg
                                                 (000)      Ex Price     (000)      Ex Price     (000)      Ex Price
                                               --------    ---------   --------    ---------   --------    ---------
       Outstanding at beginning and end of
           year                                    73        $4.43         73         $4.43        73         $4.43
                                               ========    =========   ========    =========   ========    =========
       Exercisable at end of year                  73        $4.43         73         $4.43        73         $4.43
                                               ========    =========   ========    =========   ========    =========

       The range of exercise prices for Director Warrants outstanding as of March 31, 1999 was $.75 to 8.50. The range of exercise prices for Director Warrants is wide due to increases and decreases in the Company's stock price over the period of the grants. As of March 31, 1999, 33,300 of the outstanding and vested Director Warrants have a weighted average remaining contractual life of 2.78 years and a weighted average exercise price of $.75; 20,000 of the outstanding and vested Director Warrants have a weighted average remaining contractual life of 5.82 years and a weighted average exercise price of $6.50; and 20,000 of the outstanding and vested Director Warrants have a weighted average remaining contractual life of 5.82 years and a weighted average exercise price of $8.50.

       OTHER OPTIONS AND WARRANTS

       On March 23, 1999, 1,000,000 options to purchase common stock were issued to each of Robert A. Kotick, the Company's Chairman and Chief Executive Officer, and Brian G. Kelly, the Company's Co-Chairman. The options were granted in connection with employment agreements between the Company and each of Mr. Kotick and Mr. Kelly dated January 12, 1999. The options vest in five equal annual installments beginning on the date of issuance, have an exercise price of $10.50 per share, and expire on January 12, 2009.

       On December 11, 1998, the Company granted options to purchase 80,000 shares of the Company's common stock to four of its outside directors. The options have an exercise price of $11.50, vest in five equal annual installments beginning a year from the date of issuance, and expire on December 11, 2008.

       On June 4, 1998, the Company granted options to purchase 60,000 shares of the Company's common stock to four of its outside directors. The options have an exercise price of $9.50, vest in two equal annual installments beginning a year from the date of issuance, and expire on June 4, 2008.

       During the fiscal year ended March 31, 1998, the Company issued warrants to purchase 40,000 shares of the Company's common stock, with a weighted average exercise price of $12.88 to two of its outside directors in connection with their election to the Board. Such warrants have vesting terms identical to the Directors Warrants and expire within 10 years. As of March 31, 1999, 19,338 of such warrants were vested and exercisable.

       During the fiscal year ended March 31, 1999, the Company issued the following warrants to purchase 1,000,000 shares of common stock in connection with software license agreements:


                                        Exercise                                                           Expiration
           Warrants        Shares         Price                  Vesting Schedule                             Date
           --------      ----------     --------     ----------------------------------------------       -------------
              #1          500,000        $ 10.27     Vest ratably over 5 years beginning on date of             9/16/08
                                                     grant.
              #2          250,000            (a)     Vest ratably over 5 years beginning on 9/16/03.            9/16/08
              #3          250,000        $ 12.70     Vest in full on 7/2/99.                                     7/2/08
                         ----------     --------
            Total        1,000,000
                         ==========

       (a) Exercise price is equal to the average closing price of the Company's common stock on the NASDAQ National Market for the thirty trading days preceding September 16, 2003.

       The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk-free rate of 4.77%, a volatility factor of .66 and expected terms as noted in the above table. In accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 96-18 "Accounting for Equity Instruments that are Issued To Other Than Employees for Acquiring or in Connection With Selling Goods or Services" (EITF 96-18), the Company measures the fair value of the securities on the measurement date. The measurement date is the earlier of the date on which the other party's performance is completed or the date of a performance commitment, as defined. The fair value of each warrant is capitalized and amortized to royalty expense when the related product is released and the related revenue is recognized. During 1999, $387,620 was amortized and included in royalty expense relating to warrants. No amortization was recognized in 1998.

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

       Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Purchase Plan and Director Warrant Plan, collectively called "options") granted during fiscal 1999, 1998 and 1997 under the fair value method of that statement. The fair value of options granted in the years ended March 31, 1999, 1998 and 1997 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                               Incentive Plan           Purchase Plan           Director Warrant Plan
                                          ----------------------    -----------------------    ----------------------
                                           1999    1998     1997     1999     1998     1997     1999     1998    1997
                                          -----   -----    -----    -----    -----    -----    -----    -----   -----
       Expected life (in years)            1.5     3.0      2.2      0.5      0.5      0.5      0.5        -      -
       Risk free interest rate            4.77%   5.62%    6.45%    4.77%    5.62%    6.45%    4.77%       -      -
       Volatility                          .66     .63      .60      .66      .71      .60      .66        -      -
       Dividend yield                        -       -        -        -        -        -        -        -      -


       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of Plan shares granted during the years ended March 31, 1999, 1998 and 1997 was $11.12, $13.47 and $12.72 per share, respectively. The weighted average estimated fair value of Employee Stock Purchase Plan shares granted during the year ended March 31, 1999 and 1998 were $2.85 and $2.65, respectively. No Director Warrants were granted during the year ended March 31, 1999.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (amounts in thousands except for net income (loss) per share information):


                                                                                 Year ended March 31,
                                                                 ------------------------------------------------
                                                                     1999              1998                1997
                                                                 ----------         ----------          ---------
                                                                                     Restated            Restated
                                                                                    ----------          ---------
          Pro forma net income (loss)                            $   1,111          $  (2,253)          $     633
          Pro forma basic net income (loss) per share            $    0.05          $   (0.11)          $    0.03
          Pro forma diluted net income (loss) per share          $    0.05          $   (0.11)          $    0.03


       The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted during fiscal 1996 through 1999, the pro forma effect will not be fully reflected until the fiscal year ended March 31, 2000.

11.    SUPPLEMENTAL CASH FLOW INFORMATION

       Non-cash activities and supplemental cash flow information for the fiscal years ended March 31, 1999, 1998 and 1997 is as follows (amounts in thousands):


                                                                             For the years ended March 31,
                                                                       --------------------------------------
                                                                                               Restated
                                                                                       ----------------------
                                                                         1999            1998            1997
                                                                       ------          ------          ------
Non-cash activities:
     Stock and warrants to acquire common stock issued in
         exchange for licensing rights                                 $3,368          $1,214          $  822
     Tax benefit derived from net operating loss carryforward           2,430               -           6,634
         utilization
     Tax benefit attributable to stock option exercises                 1,059           1,247             736
     Subordinated loan stock debentures converted to common
         stock in pooling transaction                                       -           3,216               -
     Redeemable preferred stock converted to common stock                   -           1,286               -
         in pooling transaction
     Convertible preferred stock converted to common stock                  -             214               -
         in pooling transaction
     Stock issued to effect business combination                            -             136               -
     Conversion of notes payable to common stock                        4,500               -             259


Supplemental cash flow information:
     Cash paid for income taxes                                        $2,814          $2,174          $  473
     Cash paid for interest                                             5,513             675               -


12.  QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

                                                                                  Quarter Ended
                                                              -----------------------------------------------------
                                                                                                                            Year
     (Amounts in thousands, except per share data)            June 30        Sept 30         Dec 31         Mar 31          Ended
                                                              -------        -------        --------       --------       --------
       Fiscal 1999 (quarter ended June 30 restated):
            Net revenues                                      $61,531        $66,182        $193,537       $115,235       $436,485
            Operating income (loss)                            (5,637)        (2,783)         26,328          9,337         27,245
            Net income (loss)                                  (3,744)        (2,234)         16,022          5,210         15,254
            Basic income (loss) per share                     $ (0.17)       $ (0.10)       $   0.72       $   0.23       $   0.69
            Diluted net income (loss) per share               $ (0.17)       $ (0.10)       $   0.64       $   0.22       $   0.66

            Common stock price per share
                High                                          $ 11.62        $ 13.75        $  14.87       $  13.81       $  14.87
                Low                                           $  9.37        $  9.37        $   8.75       $   9.75       $   8.75

       Fiscal 1998 (restated):
            Net revenues                                      $38,560        $65,788        $139,587       $ 68,123       $312,058
            Operating income (loss)                            (9,383)         3,591          13,742          1,536          9,486
            Net income (loss)                                  (5,925)         2,041           8,334            689          5,139
            Basic income (loss) per share                     $ (0.28)       $  0.09        $   0.39       $   0.03       $   0.24
            Diluted net income (loss) per share               $ (0.28)       $  0.09        $   0.36       $   0.03       $   0.23

            Common stock price per share
                High                                          $ 14.75        $ 15.50        $  18.62       $  17.87       $  18.62
                Low                                           $  9.87        $ 11.00        $  13.00       $   9.50       $   9.50


13.    SUBSEQUENT EVENTS -- UNAUDITED

       BANK LINE OF CREDIT

       On June 22, 1999, the Company replaced the Prior Facility with a $125 million revolving credit facility and term loan (the "New Facility") with a new group of banks that provides the Company with the ability to borrow up to $100 million and issue letters of credit up to $80 million against eligible accounts receivable and inventory. The $25 million term loan portion of the New Facility was used to acquire Expert and pay costs related to such acquisition and the securing of the new facility. The term loan has a three year term with principal amortization on a straight line quarterly basis beginning December 31, 1999 and a borrowing rate of the banks' base rate (which is generally equivalent to the published prime rate) plus 2.0%, or the LIBOR rate plus 3.0%. The revolving portion of the New Facility has a borrowing rate of the banks' base rate plus 1.75%, or the LIBOR rate plus 2.75%. The Company pays a commitment fee of 1/2% based on the unused portion of the line.

       ACQUISITION OF EXPERT SOFTWARE

       On March 3, 1999, the Company announced that it had entered into a merger agreement with Expert Software ("Expert"), a developer and distributor and value-line interactive leisure products, for $2.65 per share of outstanding Expert common stock, or total consideration of approximately $20.4 million. On June 21, 1999, Expert's shareholders approved the merger at a special meeting of shareholders and on June 22, 1999, the merger was consummated. Proceeds from the term loan portion of the New Facility were used to pay the merger consideration. The acquisition of Expert will be accounted for using the purchase method of accounting.

                                                                     SCHEDULE II

                       ACTIVISION, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (amounts in thousands)

                   Col. A                           Col. B            Col. C            Col. D            Col. E
                   ------                           ------            ------            ------            ------
                                                  Balance at
                                                 Beginning of                         Deductions      Balance at End
                 Description                        Period          Additions         (Describe)        of Period
--------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1999

         Allowance for sales returns,
             price protection and doubtful
             accounts                               $15,582          $53,773          $54,376(A)         $14,979

         Inventory valuation                        $   828          $   828          $   163(B)         $ 1,493

         Deferred tax valuation allowance           $ 8,107          $ 1,239          $ 2,430            $ 6,916

Year ended March 31, 1998 (Restated)

         Allowance for sales returns,
             price protection and doubtful
             accounts                               $ 7,674          $39,437          $31,529(A)         $15,582

         Inventory valuation                        $   471          $ 1,082          $   725(B)         $   828

         Deferred tax valuation allowance           $ 8,107                -                -            $ 8,107

Year ended March 31, 1997 (Restated)

         Allowance for sales returns,
             price protection and doubtful          $ 7,005          $18,878          $18,209(A)         $ 7,674
             accounts

         Inventory valuation                        $   145          $   478          $   152(B)         $   471

         Deferred tax valuation allowance           $14,305          $   436          $ 6,634            $ 8,107


(A) Actual write-offs of uncollectible accounts receivable or sales returns and price protection.
(B) Actual write-offs of obsolete inventory, scrap and reduction in carrying value of certain portions of inventory.

                                 EXHIBIT INDEX

ITEM 14(a).  EXHIBITS.


     Exhibit                                                                                Sequential Page
     Number   Exhibit                                                                            Number
     -------  -------                                                                            ------
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

       10.3 Activision, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 the Company's Form S-8 filed on September
              25, 1996.

       10.4   Activision 1998 Incentive Plan (incorporated by reference to
              Appendix I of the Company's 1998 Proxy Statement).

       10.5 Lease Agreement dated as of December 20, 1996, between the Company and Barclay Curci Investment Company (incorporated by reference to
              Exhibit 10.14 of the Company's Form 10-Q for the quarter ended
              December 31, 1996).

       10.6   Share Exchange Agreement dated November 23, 1997, among the
              Company and the holders of all of the issued and outstanding capital stock of Combined Distribution (Holdings), Inc.
              (incorporated by reference to Exhibit 10.1 of the Company's Form
              8-K filed December 5, 1997).

       10.7   Purchase Agreement dated as of December 16, 1997, among the
              Company and Credit Suisse First Boston Corporation, Piper Jaffray,
              Inc. and UBS Securities LLC (the "Initial Purchasers")
              (incorporated by reference to Exhibit 10.1 of the Company's Form
              8-K filed December 23, 1997).

       10.8 Registration Rights Agreement dated as of December 16, 1997, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed December 23,
              1997).

       10.9 Indenture dated as of December 22, 1997, between the Company and State Street Bank and Trust Company of California, N.A., as
              Trustee (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed December 23, 1997).

       10.10 Employment agreement dated January 12, 1999 between the Company and Robert A. Kotick.

       10.11 Employment agreement dated January 12, 1999 between the Company and Brian G. Kelly.

       10.12 Employment agreement dated October 19, 1998 between the Company and Ronald Doornink.




       10.13  Employment agreement dated March 4, 1999 between the Company and
              Lawrence Goldberg.

       10.14  Employment agreement dated March 4, 1999 between the Company and
              Barry J. Plaga.

       10.15  Employment agreement dated April 1, 1998 between the Company and
              Mitchell Lasky.

       10.16  Employment agreement dated April 1, 1998 between the Company and
              Ronald Scott.

       10.17  Service Agreement dated November 24, 1997 between Combined
              Distribution (Holdings) Limited and Richard Andrew Steele.

       10.18 Employment Agreement dated September 1, 1997 between the Company and Robert Dewar.

       10.19  Articles of Merger dated June 30, 1998 between S.B.F. Acquisition
              Corp., a wholly owned subsidiary of the Company and S.B.F.
              Services Limited, Head Games Publishing, (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed on July 2, 1998).

       10.20 Share Exchange Agreement dated September 29, 1998 by and between the Company and Mr. Frank d'Oleire, Mrs. Christa d'Oleire, Ms.
              Fiona d'Oleire, Ms. Alexa d'Oleire acting as Dr. d'Oleire
              Beteiligungsgesellschaft bR, Mr. Martinus J.C. Bubbert, and Mr.
              Dennis W. Buis (incorporated by reference to Exhibit 10.1 of the
              Company's Form 8-K, filed on October 8, 1998).

       10.21  Amended and Restated Agreement and Plan of Merger dated April 19,
              1999 by and among the Company, Expert Acquisition Corp. and Expert
              Software, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K of Expert Software, Inc., filed April 29, 1999).

       10.22  Credit Agreement dated as of June 21, 1999 among the Company, Head
              Games Publishing, Inc., Expert Software, Inc., various lenders,
              PNC Bank, National Association, as issuing bank, administrative agent and collateral agent for such lenders, and Credit Suisse
              First Boston, as syndication agent.

       21.    Principal subsidiaries of the Company.

       23.    Independent Auditors' Consent.

       27.1   Fiscal 1996 Year to Date financial Data Schedule.

       27.2   Fiscal 1997 Year to Date Financial Data Schedule.

       27.3   Fiscal 1998 Year to Date Financial Data Schedule.

       27.4   Fiscal 1999 Year to Date Financial Data Schedule.

(b) REPORTS ON FORM 8-K. The following reports on Form 8-K have been filed by the Company during the last quarter of the fiscal year ended March 31, 1999:

       1.1    Form 8-K dated March 10, 1999, containing items 5 and 7.