Form 10-Q
period 1999-06-30
ACTIVISION INC /NY
filed 1999-08-16
CIK 718877

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ X ] No [ ]

The number of shares of the registrant's Common Stock outstanding as of August 13, 1999 was 23,578,188.

                                ACTIVISION, INC.

                                      INDEX


                                                                                     PAGE NO.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1999  (unaudited)
                and March 31, 1999                                                       3

           Condensed Consolidated Statements of Operations for the quarters
                ended June 30, 1999 and 1998 (unaudited)                                 4

           Condensed Consolidated Statements of Cash Flows for the
                quarters ended June 30, 1999 and 1998 (unaudited)                        5

           Notes to Condensed Consolidated Financial Statements for the
                quarter ended June 30, 1999 (unaudited)                                  6


Item 2.  Management's Discussion and Analysis of Financial Condition
                And Results of Operations                                               12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     20

PART II.   OTHER INFORMATION

Item 5.  Shareholder Proposals                                                          21

Item 6.  Exhibits and Reports on Form 8-K                                               21


SIGNATURES                                                                              22

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        ACTIVISION, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                        (in thousands except share data)

                                                                             June 30, 1999         March 31, 1999
                                                                             -------------         --------------
                                                                              (Unaudited)
ASSETS
     Current assets:
         Cash and cash equivalents                                               $  17,768           $  32,847
         Accounts receivable, net of allowances of $23,765 and $14,979,
             respectively                                                           98,157             117,522
         Inventories, net                                                           40,028              30,931
         Prepaid royalties and capitalized software costs                           42,281              38,997
         Deferred income taxes                                                       9,461               6,044
         Other current assets                                                       12,710               9,960
                                                                                 ---------           ---------
              Total current assets                                                 220,405             236,301

     Prepaid royalties and capitalized software costs                                7,366               6,923
     Property and equipment, net                                                    10,556              10,841
     Deferred income taxes                                                           2,618               2,618
     Intangible assets, net                                                         54,585              21,647
     Other assets                                                                    8,951               5,282
                                                                                 ---------           ---------
              Total assets                                                       $ 304,481           $ 283,612
                                                                                 ---------           ---------
                                                                                 ---------           ---------


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Current portion of notes payable to bank                                $  15,006           $   5,992
         Accounts payable                                                           31,527              43,853
         Accrued expenses                                                           40,838              45,142
                                                                                 ---------           ---------
              Total current liabilities                                             87,371              94,987

     Notes payable to bank, less current portion                                    20,856               1,143
     Convertible subordinated notes                                                 60,000              60,000
     Other liabilities                                                                   7                   7
                                                                                 ---------           ---------
              Total liabilities                                                    168,234             156,137
                                                                                 ---------           ---------

     Shareholders' equity:
         Common stock, $.000001 par value, 50,000,000 shares
         authorized,
         23,815,031 and 23,104,927 shares issued and 23,315,031 and
             22,604,927 outstanding, respectively                                       --                  --
         Additional paid-in capital                                                123,438             109,251
         Retained earnings                                                          21,654              26,012
         Accumulated other comprehensive income (loss)                              (3,567)             (2,510)
         Less:  Treasury stock, cost of 500,000 shares                              (5,278)             (5,278)
                                                                                 ---------           ---------
              Total shareholders' equity                                           136,247             127,475
                                                                                 ---------           ---------
              Total liabilities and shareholders' equity                         $ 304,481           $ 283,612
                                                                                 ---------           ---------
                                                                                 ---------           ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                         For the quarters ended June 30,

                    (in thousands except loss per share data)

                                   (Unaudited)

                                                                    1999               1998
                                                                  --------          ---------
                                                                                     Restated
                                                                                    ---------
Net revenues                                                      $ 84,142           $ 61,531

Costs and expenses:
     Cost of sales - product costs                                  52,178             39,392
     Cost of sales - royalties and software amortization            11,231              3,225
     Product development                                             4,181              5,693
     Sales and marketing                                            17,139             13,738
     General and administrative                                      4,702              4,549
     Amortization of intangible assets                                 469                396
     Merger expenses                                                    --                175
                                                                  --------           --------
         Total operating expenses                                   89,900             67,168
                                                                  --------           --------
         Operating loss                                             (5,758)            (5,637)

Interest expense, net                                               (1,160)              (401)
                                                                  --------           --------

Loss before income tax benefit                                      (6,918)            (6,038)

Income tax benefit                                                  (2,560)            (2,294)
                                                                  --------           --------

         Net loss                                                   (4,358)            (3,744)

Other comprehensive income (loss):

Foreign currency translation adjustment                             (1,057)              (801)
                                                                  --------           --------
Comprehensive loss                                                $ (5,415)          $ (4,545)
                                                                  --------           --------
                                                                  --------           --------
Basic and diluted net loss per share                              $  (0.19)          $  (0.17)
                                                                  --------           --------
                                                                  --------           --------
Number of shares used in computing basic and diluted net
    loss per share                                                  22,858             21,915
                                                                  --------           --------
                                                                  --------           --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                         For the quarters ended June 30,
                                 (in thousands)
                                   (UNAUDITED)

                                                                                1999               1998
                                                                              --------           --------
                                                                                                 Restated
                                                                                                 --------
                                                                               Increase (Decrease) in Cash
Cash flows from operating activities:
     Net loss                                                                 $ (4,358)          $ (3,744)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Deferred income taxes                                                   1,012             (2,585)
         Depreciation and amortization                                           1,912              1,350
         Amortization of prepaid royalties and capitalized
             software costs                                                      7,905              1,682
     Change in assets and liabilities:
         Accounts receivable                                                    20,084             11,618
         Inventories                                                            (5,816)            (3,643)
         Other current assets                                                   (4,372)              (761)
         Other assets                                                             (770)               (55)
         Accounts payable                                                      (14,795)            (6,426)
         Accrued liabilities                                                   (12,169)             1,120
                                                                              --------           --------

     Net cash used in operating activities                                     (11,367)            (1,444)

Cash flows from investing activities:
         Cash used for purchase acquisitions, net of cash acquired             (20,523)                --
         Capital expenditures                                                     (572)              (704)
         Investment in prepaid royalties and capitalized
             software costs                                                    (11,632)            (8,878)
                                                                              --------           --------

     Net cash used in investing activities                                     (32,727)            (9,582)

Cash flows from financing activities:
     Proceeds from issuance of common stock pursuant to employee
         stock option plan                                                       4,590                 89
     Note payable to bank, net                                                  (5,674)              (352)
     Proceeds from term loan                                                    25,000                 --
     Cash paid to secure line of credit and term loan                           (3,355)                --
     Borrowing under line of credit agreement                                   16,472                 --
     Payment under line of credit agreement                                     (7,071)                --
                                                                              --------           --------

     Net cash provided by (used in) financing activities                        29,962               (263)

Effect of exchange rate changes on cash                                           (947)              (722)
                                                                              --------           --------

Net decrease in cash and cash equivalents                                      (15,079)           (12,011)

Cash and cash equivalents at beginning of period                                32,847             74,241
                                                                              --------           --------

Cash and cash equivalents at end of period                                    $ 17,768           $ 62,230
                                                                              --------           --------
                                                                              --------           --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ACTIVISION, INC.
              Notes to Condensed Consolidated Financial Statements
                       For the Quarter Ended June 30, 1999

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Activision, Inc. (together with its subsidiaries, "Activision" or "the Company"). The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commission.

     The consolidated financial statements for the period ended June 30, 1998 have been retroactively restated to reflect the Company's acquisition of CD Contact Data GmbH ("CD Contact") in September 1998, which was previously accounted for as an immaterial pooling of interests. The financial results for such acquired company and related cash flows had therefore been included in the reported operations of the Company beginning on the date of acquisition. Based on a reevaluation of this and other prior merger transactions, including the results of operations of each entity, statements by the Securities and Exchange Commission ("the SEC") on materiality of pooling transactions and requirements to evaluate the impact on each line item in the financial statements and the impact on the Company's trends, the Company has restated all financial information for the period ended June 30, 1998 reported in this Quarterly Report on Form 10-Q to include the results of CD Contact with the Company for all prior periods.

     Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported working capital or results of operations.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Intangible assets, net of amortization, at June 30, 1999 and 1998, of $54.6 million and $21.7 million, respectively, includes goodwill and costs of acquired licenses, brands and trade names which are amortized using the straight-line method over their estimated useful lives, typically from three to twenty years.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted as of April 1, 1999. This Statement establishes standards for reporting and display of changes in shareholders' equity that do not result directly from transactions with shareholders. The Company has displayed comprehensive income (loss) and its components in the Condensed Consolidated Statements of Operations for the quarters and fiscal years ended June 30, 1999 and 1998.

3.   ACQUISITIONS

     ACQUISITION OF EXPERT SOFTWARE

     On June 22, 1999, the Company acquired all of the outstanding capital stock of Expert Software, Inc. ("Expert"), a publicly held developer and publisher of value-line interactive leisure products, for approximately $26.7 million. The aggregate purchase price of approximately $26.7 million consisted of $20.4 million in cash payable to the former shareholders of Expert, the valuation of employee stock options in the amount of $3.3 million, and other acquisition costs.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Expert and the fair market values of the acquired assets and liabilities were included in the Company's financial statements from the date of acquisition.

                                ACTIVISION, INC.
              Notes to Condensed Consolidated Financial Statements
                       For the Quarter Ended June 30, 1999

                                   (Unaudited)


     Certain items affecting the purchase price allocation are preliminary. The aggregate purchase price has preliminarily been allocated to the fair values of the assets and liabilities acquired as follows (amounts in thousands):

     Tangible assets                                      $  6,096
     Existing products                                      15,636
     Excess purchase price over identifiable assets
         acquired                                           10,411
     Trade names                                             4,506
     Liabilities                                            (9,949)
                                                          --------
                                                          $ 26,700
                                                          --------
                                                          --------

     The total amount allocated to existing products is being amortized over periods ranging from three to ten years from the date of acquisition. The amounts allocated to trade names and goodwill are being amortized over a period of fifteen years from the date of acquisition.

     The unaudited proforma combined results of operations for the three months ended June 30, 1999 and 1998 below are presented as if the acquisition occurred at the beginning of each such period. The proforma results are as follows:

                                                     Three months ended June
                                                   ---------------------------
                                                     1999              1998
                                                   ----------        ---------
     Total net revenues                            $ 86,705          $ 69,385

     Net loss                                      $ (9,230)         $ (4,074)

     Basic and diluted loss per share              $  (0.40)         $  (0.18)

     ACQUISITION OF ELSINORE MULTIMEDIA

     On June 29, 1999, the Company acquired Elsinore Multimedia ("Elsinore"), a privately held interactive software development company, for approximately $2.8 million. The aggregate purchase price of the $2.8 million consisted of $2.7 million in cash payable to the former shareholders of Elsinore, and other acquisition costs.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Elsinore and the fair market values of the acquired assets and liabilities were included in the company's financial statements from the date of acquisition. The aggregate purchase price preliminarily has been allocated to the assets and liabilities acquired, consisting mostly of goodwill that is being amortized over a five year period. Proforma statements of operations reflecting the acquisition of Elsinore are not shown, as they would not differ materially from reported results.

                                ACTIVISION, INC.
              Notes to Condensed Consolidated Financial Statements
                       For the Quarter Ended June 30, 1999

                                   (Unaudited)

4.   PREPAID ROYALTIES AND CAPITALIZED SOFTWARE COSTS

     Prepaid royalties include payments made to independent software developers under development agreements and license fees paid to intellectual property rights holders for use of their trademarks or copyrights. Intellectual property rights that have alternative future uses are capitalized. Capitalized software costs represent costs incurred for development that are not recoupable against future royalties.

     The Company accounts for prepaid royalties relating to development agreements and capitalized software costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs and prepaid royalties are capitalized once technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis. For products where proven game engine technology exists, this may occur early in the development cycle. Software development costs are expensed if and when they are deemed unrecoverable. Amounts related to software development, which are not capitalized, are charged immediately to product development expense.

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

     As of June 30, 1999, prepaid royalties and unamortized capitalized software costs totaled $41.0 million (including $7.4 million classified as non-current) and $8.6 million, respectively. As of March 31, 1999, prepaid royalties and unamortized capitalized software costs totaled $37.1 million (including $6.9 million classified as non-current) and $8.8 million, respectively. Amortization of prepaid royalties and capitalized software costs was $7.9 million and $1.7 million for the quarter ended June 30, 1999 and 1998, respectively. Write-offs of prepaid royalties and capitalized software costs prior to product release were approximately $350,000 and $315,000 for the quarters ended June 30, 1999 and 1998, respectively.

5.   REVENUE RECOGNITION

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

                                ACTIVISION, INC.
              Notes to Condensed Consolidated Financial Statements
                       For the Quarter Ended June 30, 1999

                                   (Unaudited)


     price protections. Revenue from product sales is reflected net of the allowance for returns and price protection.

     Software Licenses: For those license agreements that provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash activities and supplemental cash flow information for the fiscal quarters ended June 30, 1999 and 1998 are as follows (amounts in thousands):

                                                                            June 30,
                                                                      ----------------------
                                                                       1999            1998
                                                                      ------          ------
     Non-cash activities:
     Tax benefit attributable to stock option exercises               $  513          $   --
     Warrants to acquire common stock issued in exchange for
         licensing rights                                              3,113
     Common stock issued in connection with purchase
         acquisition                                                   2,700              --
     Options to acquire common stock issued in connection
         with purchase acquisition                                     3,271              --

     Supplemental cash flow information:
         Cash paid for income taxes                                   $  762          $1,033
         Cash paid for interest                                       $4,304          $2,176

7.   OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREA

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of April 1, 1998. SFAS No. 131 establishes standards for reporting information about an enterprise's operating segments and related disclosures about its products, geographic areas and major customers.

     The Company publishes, develops and distributes interactive entertainment and leisure products for a variety of game platforms, including PCs, the Sony PlayStation console system and the Nintendo 64 console system. Based on its organizational structure, the Company operates in two reportable segments: publishing and distribution.

     The Company's publishing segment develops and publishes titles both internally through the studios owned by the Company and externally, through third party developers. In addition, the Company's publishing segment distributes titles that are developed and marketed by other third party developers through its "affiliate label" program. In the United States, the Company's products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies. The Company conducts its international publishing activities through offices in the United Kingdom, Germany, France, Australia and Japan. The Company's products are sold internationally on a direct to retail basis, through third party distribution and licensing arrangements, and through the Company's owned distribution subsidiaries located in the United Kingdom, the Benelux territories and Germany.

                                ACTIVISION, INC.
              Notes to Condensed Consolidated Financial Statements
                       For the Quarter Ended June 30, 1999

                                   (Unaudited)


     The Company's distribution segment conducts operations in the United Kingdom, the Benelux territories and Germany. This segment distributes interactive entertainment software and hardware and provides logistical services for a variety of publishers and manufacturers in these territories. A small percentage of distribution sales are derived from Activision-published titles.

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

     The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies in the Company's annual report on Form 10-K. Revenue derived from sales between segments is eliminated in consolidation.

     Information on the reportable segments for the quarters ended June 30, 1999 and 1998 is as follows:

                                                                            Quarter Ended June 30, 1999
                                                            -----------------------------------------------------------
                                                             Publishing     Distribution     Corporate        Total
                                                            -------------  ---------------  ------------  -------------
     Revenues from external customers                          $48,120         $36,022         $   --        $84,142
     Revenue from sales between segments                       $ 5,246         $    --         $   --        $ 5,246
     Operating income (loss)                                   $(4,525)        $  (844)        $ (389)       $(5,758)

                                                                            Quarter Ended June 30, 1998
                                                            -----------------------------------------------------------
                                                             Publishing     Distribution     Corporate        Total
                                                            -------------  ---------------  ------------  -------------
     Revenues from external customers                          $21,463         $40,068         $   --        $61,531
     Revenue from sales between segments                       $ 1,689         $    --         $   --        $ 1,689
     Operating income (loss)                                   $(5,164)        $  (160)        $ (313)       $(5,637)

     Operating expenses in the Corporate column consist entirely of amortization of goodwill resulting from the Company's merger with the Disc Company, Inc. on April 1, 1992.

     Geographic information for the quarters ended June 30, 1999 and 1998 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows:


                                                     1999           1998
                                                   ----------     ----------
     United States                                    $34,813        $15,909
     Europe                                            47,145         42,780
     Other                                              2,184          2,842
                                                   ----------     ----------

     Total                                            $84,142        $61,531
                                                   ----------     ----------
                                                   ----------     ----------

                                ACTIVISION, INC.
              Notes to Condensed Consolidated Financial Statements
                       For the Quarter Ended June 30, 1999

                                   (Unaudited)


     Revenues by platform were as follows:

                                                     1999             1998
                                                   ----------    -----------
     Console                                          $49,390        $38,415
     PC                                                34,752         23,116
                                                   ----------    -----------

     Total                                            $84,142        $61,531
                                                   ----------    -----------
                                                   ----------    -----------

8.   COMPUTATION OF NET LOSS PER SHARE

     Statement of Financial Accounting Standards No. 128 ("SFAS 128" per share,") requires companies to compute net income per share under two different methods, basic and diluted per share data, for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for all periods. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted average number of common and common stock equivalent shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents from outstanding stock options and warrants. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants.

     At June 30, 1999, outstanding weighted average options to purchase approximately 1,865,101 shares were not included in the computation of diluted earnings per share as a result of their antidilutive effect. Similarly, at June 30, 1998, outstanding weighted average options to purchase approximately 396,658 shares of common stock were not included in the computation of diluted earnings per share as a result of their antidilutive effect. Such stock options could have a dilutive effect in future periods.

     The following table sets forth the computation of basic and diluted net loss per common share for the three months ended June 30, 1999 and 1998 (in thousands, except per share information):

                                                                                   1999          1998
    Numerator:
    Net loss                                                                     $(4,358)      $(3,744)
                                                                                 --------      --------

    Denominator:
    Denominator  for  basic  net loss  per  common  share -  weighted-average
    shares outstanding                                                             22,858        21,915
                                                                                 --------      --------

    Denominator for diluted net loss per common share - adjusted
    weighted-average shares for assumed conversions                                22,858        21,915
                                                                                 --------      --------
                                                                                 --------      --------
    Basic and diluted net loss per share                                          $(0.19)       $(0.17)
                                                                                 --------      --------
                                                                                 --------      --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K UNDER "FACTORS AFFECTING FUTURE PERFORMANCE." ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.

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

     The Company distributes its products worldwide through its direct sales forces, through its distribution subsidiaries, and through third party distributors and licensees.

     The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges and returns within certain specified periods and provides price protection on certain unsold merchandise. Revenue from product sales is reflected after deducting the estimated allowance for returns and price protection. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. The AICPA's Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for all transactions entered into subsequent to March 31, 1999. The Company has adopted SOP 97-2 and such adoption did not have a material impact on the Company's financial position, results of operations or liquidity. Effective December 15, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"), which is effective for transactions entered into after March 15, 1999. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company does not believe this will have a material impact on the Company's financial position, results of operations or liquidity.

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

     Cost of sales-royalties and software amortization represents amounts due developers, product owners and other royalty participants as a result of product sales, as well as amortization of capitalized software development costs. The costs incurred by the Company to develop products are accounted for in accordance with accounting standards that provide for the capitalization of certain software development costs once technological feasibility is established and such costs are determined to be recoverable. Various contracts are maintained with developers, product owners or other royalty participants which state a royalty rate, territory and term of agreement, among other items. Upon a product's release, prepaid royalties and license fees are charged to royalty expense based on the contractual royalty rate. The capitalized software costs are then amortized to cost of sales-royalties and software amortization on a straight-line basis over the estimated product life commencing upon product release or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater.

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

     The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, platform and channel:

                                                                          QUARTER ENDED JUNE 30,
                                                                   1999                                  1998
                                                         ------------------------            -------------------------
                                                                                                       Restated
                                                                                             -------------------------
                                                                         % of Net                             % of Net
                                                          Amount         Revenues             Amount          Revenues
                                                         --------        --------            --------         --------
Statement of Operations Data:
     Net revenues                                        $ 84,142           100.0%           $ 61,531           100.0%
         Costs and expenses:
         Cost of sales - product costs                     52,178            62.0%             39,392            64.0%
         Cost of sales - royalties and software
         amortization                                      11,231            13.3%              3,225             5.3%
         Product development                                4,181             5.0%              5,693             9.3%
         Sales and marketing                               17,139            20.4%             13,738            22.3%
         General and administrative                         4,702             5.6%              4,549             7.4%
         Amortization of intangible assets                    469             0.5%                396             0.6%
         Merger expenses                                       --              --                 175             0.3%
                                                         --------           -----            --------           -----

              Total operating expenses                     89,900           106.8%             67,168           109.2%
                                                         --------           -----            --------           -----

     Operating loss                                        (5,758)           (6.8%)            (5,637)           (9.2%)
         Interest expense, net                             (1,160)           (1.4%)              (401)           (0.6%)
                                                         --------           -----            --------           -----

     Loss before income tax benefit                        (6,918)           (8.2%)            (6,038)           (9.8%)
     Income tax benefit                                    (2,560)           (3.0%)            (2,294)           (3.7%)
                                                         --------           -----            --------           -----

     Net loss                                            $ (4,358)           (5.2%)          $ (3,744)           (6.1%)
                                                         --------           -----            --------           -----
                                                         --------           -----            --------           -----

NET REVENUES BY TERRITORY:
     United States                                $34,813           41.4%          $15,909           25.9%
     Europe                                        47,145           56.0%           42,780           69.5%
     Other                                          2,184            2.6%            2,842            4.6%
                                                  -------          -----           -------          -----

         Total net revenues                       $84,142          100.0%          $61,531          100.0%
                                                  -------          -----           -------          -----
                                                  -------          -----           -------          -----
NET REVENUES BY ACTIVITY/PLATFORM:
     Publishing:
         Console                                  $31,676           59.4%          $10,959           47.3%
         PC                                        21,690           40.6%           12,193           52.7%
                                                  -------          -----           -------          -----

         Total publishing                         $53,366           63.4%          $23,152           37.6%
                                                  -------          -----           -------          -----

     Distribution:
         Console                                  $17,714           57.6%          $27,456           71.5%
         PC                                        13,062           42.4%           10,923           28.5%
                                                  -------          -----           -------          -----

         Total distribution                       $30,776           36.6%          $38,379           62.4%
                                                  -------          -----           -------          -----

         Total net revenues                       $84,142          100.0%          $61,531          100.0%
                                                  -------          -----           -------          -----
                                                  -------          -----           -------          -----
NET REVENUES BY CHANNEL:
     Retailer/Reseller                            $80,303           95.4%          $57,137           92.9%
     OEM, licensing, on-line and other              3,839            4.6%            4,394            7.1%
                                                  -------          -----           -------          -----

         Total net revenues                       $84,142          100.0%          $61,531          100.0%
                                                  -------          -----           -------          -----
                                                  -------          -----           -------          -----
OPERATING LOSS BY SEGMENT:
     Publishing                                   $ 4,525           78.6%          $ 5,164           91.6%
     Distribution                                     844           14.7%              160            2.8%
     Other                                            389            6.7%              313            5.6%
                                                  -------          -----           -------          -----

         Total operating loss by segment          $ 5,758          100.0%          $ 5,637          100.0%
                                                  -------          -----           -------          -----
                                                  -------          -----           -------          -----

RESULTS OF OPERATIONS

NET REVENUES

         Net revenues for the quarter ended June 30, 1999 increased 36.7% from the same period last year, from $61.5 million to $84.1 million. This increase primarily was composed of a 118.9% increase in net revenues in the United States from $15.9 million to $34.8 million and an 8.1% increase in international net revenues from $45.6 million to $49.3 million. The increase in overall net revenues was composed of a 28.6% increase in console revenues, from $38.4 million to $49.4 million, and a 50.6% increase in PC net revenues, from $23.1 million to $34.8 million.

         Publishing net revenues for the quarter ended June 30, 1999 increased 130%, from $23.2 million to $53.4 million, over the same period last year. This increase was attributable to increases in publishing console and publishing PC net revenues. Publishing console net revenues for the quarter ended June 30, 1999 increased 188.2% from the same period last year, from $11.0 million to $31.7 million. The increase primarily was attributable to the initial release of A Bug's Life (N64), Quake 2 (N64), Tarzan (Gameboy) and Tai Fu (Playstation) in international territories. Publishing PC net revenues for the quarter ended June 30, 1999 increased 77.9% from the same period last year from $12.2 million to $21.7 million. The increase primarily was due to the initial release of Quake 2 (Macintosh), Kingpin (Windows 95) and Heavy Gear 2 (Windows 95).

         Distribution net revenues for the quarter ended June 30, 1999 decreased 19.8%, from $38.4 million to $30.8 million, over the same period last year. This decrease was attributable to a decrease in distribution console revenues, partially offset by an increase in distribution PC revenues. Distribution console net revenues for the quarter ended June 30, 1999 decreased 35.6% from the same period last year, from $27.5 million to $17.7 million. The decrease primarily was due to a lack of significant new major releases by third party publishers during the quarter. Distribution PC net revenues for the quarter ended June 30, 1999 increased 20.2% from the same period last year, from $10.9 million to $13.1 million. This increase primarily was due to an increase in PC titles released by third party publishers during the quarter.

         Net OEM, licensing, on-line and other revenues for the ended June 30, 1999 decreased 13.6% from the same period last year, from $4.4 million to $3.8 million. This decrease primarily was due to the release of fewer titles during the quarter that were compatible with OEM customers' products.

COSTS AND EXPENSES

         Cost of sales - product costs represented 62.0% and 64.0% of net revenues for the quarters ended June 30, 1999 and June 30, 1998, respectively. The decrease in cost of sales - product costs as a percentage of net revenues primarily was due to the decrease in distribution net revenues mix, partially offset by a higher console net revenue mix. Distribution products have a higher per unit product cost than publishing products and console products have a higher per unit product cost than PC products.

         Cost of sales - royalties and software amortization expense represented 13.3% and 5.3% of net revenues for the quarters ended June 30, 1999 and June 30, 1998, respectively. The increase in cost of sales - royalties and software amortization primarily was due to changes in the Company's product mix, with an increase in the number of branded products with higher royalty obligations as compared to last year.

         Product development expenses for the quarter ended June 30, 1999 decreased 26.3% from the same period last year, from $5.7 million to $4.2 million. The decrease in product development expense for the quarter ended June 30, 1999 primarily was due to an increase in capitalizable development costs relating to sequel products being developed on proven engine technologies which have been capitalized in accordance with Statement of Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed".

         As a percentage of net revenues, total product creation costs (i.e. royalties and software amortization expenses plus product development expenses) for the quarter ended June 30, 1999 increased to 18.3% from 14.6% in the same period last year. The increase primarily was due to an increase in the effective royalty rate and development cost, capitalized under SFAS No. 86, both as discussed above.

         Sales and marketing expenses for the quarter ended June 30, 1999 increased 24.8% from the same period last year, from $13.7 million to $17.1 million. As a percentage of net revenues however, sales and marketing expenses decreased from 22.3% to 20.4%. The increase in amount in sales and marketing primarily was due to an increase in the number of titles released during the current quarter. The decrease in sales and marketing expenses as a percentage of net revenues primarily is due to lower marketing expenses required on branded properties such as Quake 2, A Bug's Life and Tarzan.

         General and administrative expenses for the quarter ended June 30, 1999 increased 4.5% from the same period last year, from $4.5 million to $4.7 million. As a percentage of net revenues, general and administrative expenses decreased from 7.4% in the same period last year to 5.6%. The decrease in general and administrative expenses as a percentage of net revenues primarily was due to the efficiencies gained in controlling fixed costs and the increase in net revenues.

OPERATING LOSS

         Operating loss for the quarter ended June 30, 1999 increased 3.6% from the same period last year, from $5.6 million to $5.8 million. Publishing operating loss for the quarter ended June 30, 1999 decreased 13.5% from the same period last year, from $5.2 million to $4.5 million. The period over period decrease in publishing operating loss primarily was due to decreases in product development expenses, sales and marketing expenses and general and administrative expenses as a percentage of net revenues, offset by an increase in cost of sales royalties and software amortization as a percentage of net revenues. Distribution operating loss for the quarter ended June 30, 1999 increased $0.6 million from the same period last year, from $0.2 million to $0.8million. The period over period increase in distribution operating loss primarily was due to a decrease in net distribution revenues and an increase in distribution operating expenses as a percentage of net revenues.

PROVISION FOR INCOME TAXES

         The income tax benefit of approximately $2,560,000 for the quarter ended June 30, 1999 reflects the Company's estimated benefit from the Company's net loss using the estimated effective income tax rate of 35% for the fiscal year ended March 31, 2000. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the benefit of the deferred tax assets recognized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $15.0 million, from $32.8 million at March 31, 1999 to $17.8 million at June 30, 1999. Approximately $11.4 million in cash and cash equivalents were used in operating activities during the quarter ended June 30, 1999. This decrease primarily was attributable to the Company's operating loss during the most recent quarter coupled with increases in inventories and other assets, and decreases in accounts payable and accrued liabilities offset partially by a decrease in accounts receivable.

     In addition, approximately $32.7 million in cash and cash equivalents were used in investing activities during the quarter ended June 30, 1999, as compared with approximately $9.6 million during the same period in the prior year. The increase in cash used for investing activities was primarily due to the acquisition of Expert on June 22, 1999, for approximately $20.6 million in cash, and other acquisition costs related to the transaction. Cash used in investing activities also increased due to an increase in prepaid royalties and capitalized software costs incurred by the Company as a result of its execution of new license and development agreements granting the Company long term rights to intellectual property of third parties, as well as the acquisition of publishing and distribution rights to products being developed by third parties. Capital expenditures totaled approximately $572,000 during the quarter ended June 30, 1999.

     Cash and cash equivalents provided by financing activities totaled $30.0 million for the quarter ended June 30, 1999 versus $0.3 million used by financing activities for the same period in the prior year. This increase included $25 million in proceeds from a term loan and approximately $4.6 million in proceeds from the exercise of employee stock options and approximately $9.4 million of net borrowings under a line of credit agreement.

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

     Until June 1999, the Company had a $40.0 million revolving credit and letter of credit facility (the "Prior Facility") from a group of banks. The Prior Facility provided the Company with the ability to borrow funds and issue letters of credit against eligible accounts receivable up to $40.0 million. The Prior Facility was scheduled to expire in October 2001. In June 1999, the $557,000 of borrowings outstanding under the Prior Facility were repaid in full with proceeds from the Company's New Facility, as described below.

     In June 1999, the Company replaced the Prior Facility with a $125 million revolving credit facility and term loan (the "New Facility") from a new group of banks. The New Facility provides the Company with the ability to borrow up to $100 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The $25 million term loan portion of the New Facility was used to acquire Expert and pay costs related to such acquisition and the securing of the New Facility. The term loan has a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate of the banks' base rate (which is generally equivalent to the published prime rate) plus 2.0%, or LIBOR plus 3.0%. The revolving portion of the New Facility has a borrowing rate of the banks' base rate plus 1.75% or LIBOR plus 2.75%. The Company pays a commitment fee of 1/2% based on the unused portion of the line. The Company had a balance outstanding of $5.3 million under the line of credit portion of the New Facility at June 30, 1999.

     In addition, the Company's CentreSoft subsidiary has a revolving credit facility (the "UK Facility") with its bank in the United Kingdom for approximately $11.2 million. The UK Facility can be used for working capital requirements and expires in June 2000. The Company had no borrowings outstanding against the UK facility as of June 30, 1999. In the Netherlands, the Company's CD Contact subsidiary has a credit facility ("the Netherlands Facility") with a bank that permits borrowings against eligible accounts receivable and inventory up to approximately $25 million. Borrowings under the Netherlands Facility are due on demand and totaled $4.1 as of June 30, 1999. Letters of credit outstanding under the Netherlands Facility totaled $6.9 million as of March 31, 1999.

     In addition, the Company had a line of credit agreement (the "Asset Line") with a bank that expired in September 1998. Approximately $617,000 and $848,000 were outstanding on this line as of June 30, 1999 and 1998, respectively. Payments on the balance remaining are made on a quarterly basis concluding September 30, 2000.

     The Company will use its working capital ($133.0 million at June 30, 1999), as well as the proceeds available from the New Facility, the UK Facility and the Netherlands Facility, to finance the Company's operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of development, production, marketing and selling of new products, and the acquisition of intellectual property rights for future products from third parties.

     The Company's management currently believes that inflation has not had a material impact on continuing operations.

YEAR 2000

     Like many other software companies, the year 2000 computer issue creates risk for the Company. If internal computer and embedded systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has completed a comprehensive plan to prepare its internal computer and embedded systems for the year 2000 and is currently implementing changes to alleviate any year 2000 incapabilities. As part of such plan, the Company has purchased software programs that have been independently developed by third parties, which have tested year 2000 compliance for all of the Company's systems.

     All of the entertainment and leisure software products currently being shipped by the Company have been tested for year 2000 compliance and have passed these tests. In addition, all such products currently in development are being tested as part of the normal quality assurance testing process and are expected to be released fully year 2000 compliant. Notwithstanding the foregoing, the year 2000 computer issue could still affect the ability of consumers to use the PC products sold by the Company. For example, if the computer system on which a consumer uses the Company's products is not year 2000 compliant, such noncompliance could affect the consumer's ability to use such products.

     Contingency plans currently have been developed to address the systems critical to the Company, such as adding network operating systems to back-up the Company's current network server and developing back-up plans for telecommunications with external offices and customers. In addition, a staffing plan has been developed to manually handle orders should there be a failure of electronic data interchange connections with its customers and suppliers. Management believes that the items mentioned above constitute the greatest risk of exposure to the Company and that the plans developed by the Company will be adequate for handling these items.

     The Company has contacted critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant. To assist suppliers (particularly trading partners using electronic data interchange) in evaluating their year 2000 issues, the Company has developed a questionnaire, which indicates the ability of each supplier to address year 2000 incompatibilities. All critical suppliers and trading partners of the Company have responded to the questionnaire and confirmed the expectation that they will continue providing services and products through the change to 2000.

     Year 2000 compliance testing on substantially all of the Company's critical systems and all changes required to be made as a result of such testing have been completed. The costs incurred by the Company to date related to this testing and modification process are less than $100,000, and no substantial additional costs are currently foreseen. The total estimated cost does not include potential costs related to any systems used by the Company's customers, any third party claims, or the costs incurred by the Company when it replaces internal software and hardware in the normal course of its business. The overall cost of the Company's year 2000 compliance plan is a minor portion of the Company's total information technology budget and is not expected to materially delay the implementation of any other unrelated projects that are planned to be undertaken by the Company. In some instances, the installation schedule of new software and hardware in the normal course of business has been accelerated to also afford a solution to year 2000 compatibility issues. The total cost estimate for the Company's year 2000 compliance plan is based on management's current assessment of the projects comprising the plan and is subject to change as the projects progress.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999. There has been no significant change in the nature or amount of market risk since year end.

PART II. - OTHER INFORMATION

ITEM 5.  SHAREHOLDER PROPOSALS

         Proposals of stockholders intended to be presented at the Annual Meeting of Stockholders to be held in 2000 must be received by the Company at its principal executive offices no later than April 1, 2000 for inclusion in the Company's proxy statement and form of proxy relating to that meeting. Any stockholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for presentation at the Annual Meeting of Stockholders to be held in 2000 will be considered untimely for purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice of such shareholder proposal is received by the Company after June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       6.1. Employment agreement dated July 12, 1999 between the Company and Mr. Michael Rowe.
       6.2. Employment agreement dated July 12, 1999 between the Company and Ms. Kathy Vrabek.

(b)    REPORTS ON FORM 8-K

               On April 29, 1999, the Company filed a Current Report on Form 8-K reporting that the Agreement and Plan of Merger with Expert Software, Inc. was amended on April 19, 1999 to extend the outside date by which Activision may elect to pay cash consideration to the holders of shares of Expert common stock from March 25, 1999 to April 20, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 16, 1999

ACTIVISION, INC.



/s/ Barry J. Plaga                Chief Financial Officer and    August 16, 1999
-----------------------------     Chief Accounting Officer
         (Barry J. Plaga)