Form 10-Q
period 1999-09-30
ACTIVISION INC /NY
filed 1999-11-15
CIK 718877

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ X ] No [ ]

The number of shares of the registrant's Common Stock outstanding as of November 11, 1999 was 25,032,316.

                        ACTIVISION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 1999  (unaudited)
                and March 31, 1999                                                                3

           Condensed Consolidated Statements of Operations for the three and six months
                ended September 30, 1999 and 1998 (unaudited)                                     4

           Condensed Consolidated Statements of Cash Flows for the
                six months ended September 30, 1999 and 1998 (unaudited)                          5

           Notes to Condensed Consolidated Financial Statements for the
                three and six months ended September 30, 1999 (unaudited)                         6


Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                        12


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       19

Item 4.  Submission of Matters to a Vote of Security Holders                                     19

Item 5.  Other Information                                                                       19

Item 6.  Exhibits and Reports on Form 8-K                                                        19


SIGNATURES                                                                                       20

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ACTIVISION, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                  (all amounts in thousands except share data)

                                                                     September 30, 1999   March 31, 1999
                                                                     ------------------   --------------
                                                                                              Restated
                                                                                              --------
ASSETS
     Current assets:
         Cash and cash equivalents                                        $  25,797          $  33,037
         Accounts receivable, net of allowances of $21,333 and
          $14,979, respectively                                             127,637            117,541
         Inventories, net                                                    40,805             30,931
         Prepaid royalties and capitalized software costs                    47,993             38,093
         Deferred income taxes                                               11,145              6,383
         Other current assets                                                14,831              9,965
                                                                          ---------          ---------
         Total current assets                                               268,208            235,950

     Prepaid royalties and capitalized software costs                        10,377              6,923
     Property and equipment, net                                             11,438             10,924
     Deferred income taxes                                                    2,618              2,618
     Intangible assets, net                                                  53,727             21,647
     Other assets                                                             8,795              5,283
                                                                          ---------          ---------
         Total assets                                                     $ 355,163          $ 283,345
                                                                          =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Current portion of notes payable to bank                         $  25,339          $   5,992
         Accounts payable                                                    39,731             43,853
         Accrued expenses                                                    61,194             45,160
                                                                          ---------          ---------
         Total current liabilities                                          126,264             95,005

     Notes payable to bank, less current portion                             19,291              1,143
     Convertible subordinated notes                                          60,000             60,000
     Other liabilities                                                            2                  6
                                                                          ---------          ---------
         Total liabilities                                                  205,557            156,154
                                                                          ---------          ---------
     Shareholders' equity:

         Common stock, $.000001 par value, 50,000,000 shares
          authorized, 25,490,105 and 23,303,762 shares issued
          and 24,990,105 and 23,803,762 outstanding, respectively                --                 --
         Additional paid-in capital                                         134,412            109,251
         Retained earnings                                                   22,217             25,728
         Accumulated other comprehensive income (loss)                       (1,745)            (2,510)
         Less:  Treasury stock, cost of 500,000 shares                       (5,278)            (5,278)
                                                                          ---------          ---------
           Total shareholders' equity                                       149,606            127,191
                                                                          ---------          ---------
           Total liabilities and shareholders' equity                     $ 355,163          $ 283,345
                                                                          =========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the Three and Six Months ended September 30,
                                   (Unaudited)
              (all amounts in thousands except loss per share data)

                                                             Three Months Ended               Six Months Ended
                                                                September 30,                   September 30,
                                                            --------------------            --------------------
                                                            1999            1998            1999            1998
                                                            ----            ----            ----            ----
                                                                          Restated                        Restated
                                                                          --------                        --------
Net revenues                                             $ 115,363       $  66,182       $ 199,505       $ 127,723

Costs and expenses:

     Cost of sales - product costs                          66,284          43,473         119,823          82,864
     Cost of sales - royalties and software
         amortization                                       11,610           4,999          21,480           7,749
     Product development                                     5,819           4,246          10,342          10,307
     Sales and marketing                                    20,020          10,798          37,158          24,537
     General and administrative                              6,593           4,580          11,296           9,130
     Amortization of intangible assets                       1,362             396           1,831             793
     Merger expenses                                           150             425             150             600
                                                         ---------       ---------       ---------       ---------
         Total operating expenses                          111,838          68,917         202,080         135,980
                                                         ---------       ---------       ---------       ---------
         Operating income (loss)                             3,525          (2,735)         (2,575)         (8,257)

Interest expense, net                                       (1,838)           (824)         (2,997)         (1,225)
                                                         ---------       ---------       ---------       ---------
Income (loss) before income tax provision (benefit)          1,687          (3,559)         (5,572)         (9,482)
Income tax provision (benefit)                                 624          (1,354)         (2,061)         (3,606)
                                                         ---------       ---------       ---------       ---------
         Net income (loss)                               $   1,063       $  (2,205)      $  (3,511)      $  (5,876)
                                                         =========       =========       =========       =========

Other comprehensive income (loss):
     Foreign currency translation adjustment                 1,822             788             765             (10)
                                                         ---------       ---------       ---------       ---------
Comprehensive income (loss)                              $   2,885       $  (1,417)      $  (2,746)      $  (5,886)
                                                         =========       =========       =========       =========
Basic and diluted net income (loss) per share            $    0.04       $   (0.10)      $   (0.15)      $   (0.26)
                                                         =========       =========       =========       =========
Number of shares used in computing basic net
    income (loss) per share                                 24,502          22,669          24,103          22,648
                                                         =========       =========       =========       =========
Number of shares used in computing diluted net
    income (loss) per share                                 26,753          22,669          24,103          22,648
                                                         =========       =========       =========       =========

        The accompanying notes are an integral part of these condensed consolidated financial statements.


                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                     For the Six Months ended September 30,
                                   (UNAUDITED)
                           (all amounts in thousands)

                                                                       1999           1998
                                                                       ----           ----
                                                                                    Restated
                                                                    ---------------------------
                                                                    Increase (decrease) in cash
                                                                    ---------------------------
Cash flows from operating activities:
    Net loss                                                        $ (3,511)      $ (5,876)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Deferred income taxes                                     (2,496)        (3,437)
            Depreciation and amortization                              3,435          2,825
            Amortization of prepaid royalties and capitalized
                software costs                                        18,271          4,511
    Change in assets and liabilities:
        Accounts receivable                                           (9,377)        11,797
        Inventories                                                   (6,593)        (6,178)
        Other current assets                                          (2,468)        (5,209)
        Other assets                                                  (3,501)         2,178
        Accounts payable                                              (6,591)        (7,161)
        Accrued liabilities                                           11,457            813
        Other liabilities                                                 --         (1,310)
                                                                    --------       --------

    Net cash used in operating activities                             (1,374)        (7,047)

Cash flows from investing activities:

        Cash used for purchase acquisitions, net of cash acquired    (20,523)            --
        Cash acquired in pooling transactions                             --            732
        Capital expenditures                                          (2,330)        (2,858)
        Investment in prepaid royalties and capitalized
             software costs                                          (31,625)       (27,261)
                                                                    --------       --------

    Net cash used in investing activities                            (54,478)       (29,387)

Cash flows from financing activities:
    Proceeds from issuance of common stock pursuant
         to employee stock option plan                                13,288            434
    Proceeds from employee stock purchase plan                           419            389
    Note payable to bank, net                                         (4,844)         3,913
    Proceeds from term loan                                           25,000             --
    Cash paid to secure line of credit and term loan                  (3,355)            --
    Borrowings under line of credit agreement                         51,815             --
    Payments under line of credit agreement                          (34,476)            --
                                                                    --------       --------

    Net cash provided by financing activities                         47,847          4,736

Effect of exchange rate changes on cash                                  765            (10)
                                                                    --------       --------

Net decrease in cash and cash equivalents                             (7,240)       (31,708)

Cash and cash equivalents at beginning of period                      33,037         73,378
                                                                    --------       --------

Cash and cash equivalents at end of period                          $ 25,797       $ 41,670
                                                                    ========       ========


                       The accompanying notes are an integral part of
                      these condensed consolidated financial statements.

                       ACITIVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   For the Six Months Ended September 30, 1999

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Activision, Inc. (together with its subsidiaries, "Activision" or "the Company"). The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as previously filed with the Securities and Exchange Commission (the "SEC").

     The consolidated financial statements for the period ended June 30, 1999 and all prior periods have been retroactively restated to reflect the Company's acquisition of JCM Productions, Inc. dba Neversoft Entertainment ("Neversoft") on September 30, 1999, which was accounted for as a pooling of interests.

     Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported working capital or results of operations.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Intangible assets, net of amortization, at September 30, 1999 and March 31, 1999 of $53.7 million and $21.6 million, respectively, includes goodwill and costs of acquired licenses, brands and trade names which are amortized using the straight-line method over their estimated useful lives, typically from three to twenty years.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted as of April 1, 1999. This Statement establishes standards for the reporting and display of changes in shareholders' equity that do not result directly from transactions with shareholders. The Company has displayed comprehensive income (loss) and its components in the condensed consolidated statements of operations for the three and six months ended September 30, 1999 and 1998.

3.   ACQUISITION OF NEVERSOFT

     On September 30, 1999, the Company acquired Neversoft, a privately held console software developer, in exchange for 698,835 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests.

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

                       ACITIVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   For the Six Months Ended September 30, 1999

                                   (Unaudited)

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

     As of September 30, 1999, prepaid royalties and unamortized capitalized software costs totaled $46.3 million (including $10.4 million classified as non-current) and $12.1 million, respectively. As of March 31, 1999, prepaid royalties and unamortized capitalized software costs totaled $36.0 million (including $6.9 million classified as non-current) and $9.0 million, respectively. Amortization of prepaid royalties and capitalized software costs was $21.5 million and $7.7 million for the six months ended September 30, 1999 and 1998, respectively. Write-offs of prepaid royalties and capitalized software costs prior to product release were approximately $675,000 and $415,000 for the three months ended September 30, 1999 and 1998, respectively.

5.   REVENUE RECOGNITION

     The AICPA's Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2"), provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for all transactions entered into subsequent to March 31, 1999. The Company has adopted SOP 97-2 and such adoption did not have a material impact on the Company's financial position, results of operations or liquidity. Effective December 15, 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"), which is effective for transactions entered into after March 15, 1999. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company does not believe this will have a material impact on the Company's financial position, result of operations or liquidity.

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

                       ACITIVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   For the Six Months Ended September 30, 1999

                                   (Unaudited)


6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash activities and supplemental cash flow information for the six months ended September 30, 1999 and 1998 are as follows (amounts in thousands):

                                                                September 30,
                                                                -------------
                                                              1999         1998
                                                              ----         ----
     Non-cash activities:

     Warrants to acquire common stock issued in exchange for
       licensing rights                                           $3,113      $   43

     Common stock issued in connection with purchase
       acquisition                                                $2,700          --

     Options to acquire common stock issued in connection
       with purchase acquisition                                  $3,271          --

     Tax benefit attributable to stock option exercises           $2,370

     Supplemental cash flow information:

           Cash paid for income taxes                             $  788      $  522

           Cash paid for interest                                 $5,238      $2,532


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

     The President and Chief Operating Officer allocates resources to each of the segments using information on their respective revenues and operating profits before interest and taxes. The President and Chief Operating Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131.

     The President and Chief Operating Officer does not evaluate individual segments based on assets or depreciation.

                       ACITIVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   For the Six Months Ended September 30, 1999

                                   (Unaudited)


     The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies in the Company's annual report on Form 10-K for the year ended March 31, 1999. Revenue derived from sales between segments is eliminated in consolidation.

     Information on the reportable segments for the three and six months ended September 30, 1999 and 1998 is as follows:

                                                         Three Months Ended September 30, 1999
                                               ----------------------------------------------------------
                                               Publishing     Distribution       Corporate          Total
                                               ----------     ------------       ---------          -----
     Revenues from external customers           $ 78,689        $ 36,674               --         $115,363
     Revenue from sales between segments        $  8,417              --               --         $  8,417
     Operating income (loss)                    $  5,375        $   (418)        $ (1,432)        $  3,525


                                                           Six Months Ended September 30, 1999
                                               ----------------------------------------------------------
                                               Publishing     Distribution       Corporate          Total
                                               ----------     ------------       ---------          -----
     Revenues from external customers           $ 126,809        $  72,696             --         $199,505
     Revenue from sales between segments        $  13,663               --             --         $ 13,663
     Operating income (loss)                    $     507        $  (1,261)      $ (1,821)        $ (2,575)


                                                         Three Months Ended September 30, 1998
                                                ----------------------------------------------------------
                                                Publishing     Distribution       Corporate          Total
                                                ----------     ------------       ---------          -----
     Revenues from external customers           $ 23,556         $ 42,626              --         $ 66,182
     Revenue from sales between segments        $    574               --              --         $    574
     Operating income (loss)                    $ (2,183)        $    352        $   (904)        $ (2,735)


                                                          Six Months Ended September 30, 1998
                                               ----------------------------------------------------------
                                               Publishing     Distribution       Corporate          Total
                                               ----------     ------------       ---------          -----
     Revenues from external customers           $ 45,029         $  82,694             --        $127,723
     Revenue from sales between segments        $  2,263                --             --        $  2,263
     Operating income (loss)                    $ (7,232)        $     192       $ (1,217)       $ (8,257)


     Operating expenses in the corporate column consist of amortization of goodwill and merger expenses resulting from the Company's merger with The Disc Company, Inc. on April 1, 1992, the Company's acquisition of Expert Software on June 22, 1999 and the Company's acquisition of Elsinore Multimedia on June 29, 1999.

     Geographic information for the three and six months ended September 30, 1999 and 1998 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows:

                        Three Months Ended September 30,     Six Months Ended September 30,
                        --------------------------------     ------------------------------
                              1999              1998              1999              1998
                              ----              ----              ----              ----
     United States          $ 58,345          $ 21,242          $ 93,158          $ 37,161
     International            57,018            44,940           106,347            90,562
                            --------          --------          --------          --------

         Total              $115,363          $ 66,182          $199,505          $127,723
                            ========          ========          ========          ========

     Revenues by platform were as follows:

                        Three Months Ended September 30,     Six Months Ended September 30,
                        --------------------------------     ------------------------------
                              1999              1998              1999             1998
                              ----              ----              ----             ----
      Console                $ 79,823          $ 44,531          $129,051          $ 82,956
      PC                       35,540            21,651            70,454            44,767
                             --------          --------          --------          --------

         Total               $115,363          $ 66,182          $199,505          $127,723
                             ========          ========          ========          ========

                       ACITIVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   For the Six Months Ended September 30, 1999

                                   (Unaudited)


8.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Statement of Financial Accounting Standards No. 128 ("SFAS 128" per share,") requires companies to compute net earnings per share under two different methods, basic and diluted earnings per share, for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for all periods. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted average number of common and common stock equivalent shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents from outstanding stock options and warrants. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants.

     For the three months ended September 30, 1999, outstanding weighted average options to purchase approximately 113,745 shares were not included in the computation of diluted earnings per share as a result of their antidilutive effect. Such stock options could have a dilutive effect in future periods. Due to losses recorded for the three months ended September 30, 1998 and the six months periods ended September 30, 1999 and 1998, no conversions were assumed in the computation of diluted net income (loss) per share for such periods.

     The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months and six months periods ended September 30, 1999 and 1998 (in thousands, except per share data):


                                                                          Three Months Ended                Six Months Ended
                                                                             September 30,                     September 30,
                                                                           ------------------                ----------------
                                                                          1999            1998             1999             1998
                                                                          ----            ----             ----             ----
     Numerator:
     Net income (loss)                                                 $  1,063        $ (2,205)        $ (3,511)        $ (5,876)

     Denominator:
     Denominator for basic net (loss) per common share - weighted
          average shares outstanding                                     24,502          22,669           24,103           22,648

     Effect of dilutive securities:
          Employee stock options                                          1,983              --               --               --
          Warrants                                                          268              --               --               --
                                                                       --------        --------         --------         --------
     Denominator for diluted net (loss) per common share - adjusted
          weighted-average shares for assumed conversions                26,753          22,669           24,103           22,648

     Basic and diluted net income (loss) per share                     $   0.04        $  (0.10)        $  (0.15)        $  (0.26)



9.   COMMITMENTS

     In December 1997, the Company completed the private placement of $60.0 million principal amount of 6 3/4% convertible subordinated notes due 2005 (the "Notes"). The Notes are convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into common stock, $.000001 par value, of the Company, at a conversion price of $18.875 per share, (equivalent to a conversion rate of 52.9801 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after January 10, 2001. If redemption occurs prior to December 31, 2001, the Company must pay a premium on such redeemed Notes.

                       ACITIVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   For the Six Months Ended September 30, 1999

                                   (Unaudited)


     As of September 30, 1998, the Company had a $40.0 million revolving credit and letter of credit facility (the "Prior Facility") with a group of banks. The Prior Facility provided the Company with the ability to borrow fund and issue letters of credit against eligible accounts receivable up to $40.0 million. The Prior Facility was scheduled to expire in October 2001. As of September 30, 1998, the Company had no outstanding letters of credit or borrowings against the Prior Facility.

     In June 1999, the Company replaced the Prior Facility with a $125 million revolving credit facility and term loan (the "Facility") with a new group of banks that provides the Company with the ability to borrow up to $100 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The $25 million term loan portion of the Facility was used to acquire Expert Software in June 1999 and to pay costs related to such acquisition and the securing of the Facility. The term loan has a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2.0% or LIBOR plus 3.0%. The revolving portion of the Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. The Company pays a commitment fee of 1/2% based on the unused portion of the Facility. At September 30, 1999, the Company had an outstanding balance of $10.6 million on the revolving portion of the Facility. Letters of credit outstanding against the Facility totaled $11.8 million at September 30, 1999.

     The Company's CentreSoft subsidiary has a revolving credit facility (the "UK Facility") with a bank in the United Kingdom in the amount of approximately $11.2 million. The UK Facility can be used for working capital requirements and expires in June 2000. The Company had no borrowings outstanding against the UK Facility as of September 30, 1999 or 1998.

     The Company's CD Contact subsidiary has a revolving credit facility
     (the "Netherlands Facility") with a bank in the Netherlands that permits borrowings against eligible accounts receivable and inventory up to approximately $25 million. Borrowings under the Netherlands Facility are due on demand and totaled $6.7 at September 30, 1999. Letters of credit outstanding under the Netherlands Facility totaled $6.3 million at September 30, 1999. The Netherlands Facility became available in October 1998 and expires on March 31, 2001.

     In addition, the Company had a line of credit agreement (the "Asset Line") with a bank that expired in September 1998. Approximately $499,000 and $569,000 were outstanding on this line as of September 30, 1999 and 1998, respectively.

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

OVERVIEW

The Company is a leading international publisher, developer and distributor of interactive entertainment and leisure products. The Company currently focuses its publishing, development and distribution efforts on products designed for personal computers ("PCs") as well as the Sony PlayStation, Nintendo 64 and Sega Dreamcast console systems. The Company's products span a wide range of genres and target markets.

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

Cost of sales-royalties and software amortization represents amounts due developers, product owners and other royalty participants as a result of product sales, as well as amortization of capitalized software development costs. The costs incurred by the Company to develop products are accounted for in accordance with accounting standards that provide for the capitalization of certain software development costs once technological feasibility is established and such costs are determined to be recoverable. Various contracts are maintained with developers, product owners or other royalty participants, which state a royalty rate, territory and term of agreement, among other items. Upon a product's release, prepaid royalties and license fees are charged to royalty expense based on the contractual royalty rate. The capitalized software costs are then amortized to cost of sales-royalties and software amortization on a straight-line basis over the estimated product life commencing upon product release or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater.

For products that have been released, management evaluates the future recoverability of prepaid royalties and capitalized software costs on a quarterly basis. Prior to a product's release, the Company charges to expense, as part of product development costs, capitalized costs when, in management's estimate, such amounts are not recoverable. The following criteria is used to evaluate recoverability: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to the company's budgeted amount.

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, platform and channel:

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------------
                                                                 1999                               1998
                                                     -----------------------------    -------------------------------
                                                                        % of Net                             % of Net
                                                        Amount          Revenues        Amount               Revenues
                                                        ------          --------        ------               --------
STATEMENTS OF OPERATIONS DATA:
     Net revenues:                                   $ 115,363           100.0%       $  66,182               100.0%
     Costs and expenses:
         Cost of sales - product costs                  66,284            57.5%          43,473                65.7%
         Cost of sales - royalties and software
             amortization                               11,610            10.1%           4,999                 7.6%
         Product development                             5,819             5.0%           4,246                 6.4%
         Sales and marketing                            20,020            17.3%          10,798                16.3%
         General and administrative                      6,593             5.7%           4,580                 6.9%
         Amortization of intangible assets               1,362             1.2%             396                 0.6%
         Merger expenses                                   150             0.1%             425                 0.6%
                                                     ---------           -----        ---------               -----

              Total costs and expenses                 111,838            96.9%          68,917               104.1%
                                                     ---------           -----        ---------               -----

     Operating income (loss)                             3,525             3.1%          (2,735)               (4.1%)
         Interest income (expense), net                 (1,838)           (1.6%)           (824)               (1.3%)
                                                     ---------           -----        ---------               -----
     Income (loss) before income tax benefit             1,687             1.5%          (3,559)               (5.4%)
     Income tax provision (benefit)                        624             0.5%          (1,354)               (2.1%)
                                                     ---------           -----        ---------               -----
         Net income (loss)                           $   1,063             1.0%       $  (2,205)               (3.3%)
                                                     =========           =====        =========               =====
NET REVENUES BY TERRITORY:
     United States                                   $  58,345            50.6%          21,242                32.1%
     International                                      57,018            49.4%          44,940                67.9%
                                                     ---------           -----        ---------               -----
     Total net revenues                              $ 115,363           100.0%       $  66,182               100.0%
                                                     =========           =====        =========               =====

NET REVENUES BY ACTIVITY/PLATFORM MIX:

     Publishing:
         Console                                     $  61,890            71.1%       $  12,813                53.1%
         PC                                             25,216            28.9%          11,317                46.9%
                                                     ---------           -----        ---------               -----

         Total publishing net revenues               $  87,106            75.5%       $  24,130                36.5%
                                                     ---------           -----        ---------               -----
     Distribution:

         Console                                     $  17,933            63.5%       $  31,718                75.4%
         PC                                             10,324            36.5%          10,334                24.6%
                                                     ---------           -----        ---------               -----
         Total distribution net revenues             $  28,257            24.5%       $  42,052                63.5%
                                                     ---------           -----        ---------               -----
              Total net revenues                     $ 115,363           100.0%       $  66,182               100.0%
                                                     =========           =====        =========               =====

NET REVENUES BY CHANNEL:

     Retailer/Reseller                               $ 108,322            93.9%       $  63,487                95.9%
     OEM, licensing, on-line and other                   7,041             6.1%           2,695                 4.1%
                                                     ---------           -----        ---------               -----

         Total net revenues                          $ 115,363           100.0%       $  66,182               100.0%
                                                     =========           =====        =========               =====

OPERATING INCOME (LOSS) BY SEGMENT:

     Publishing                                      $   5,375           152.5%       $  (2,183)              (79.8%)
     Distribution                                         (418)          (11.9%)            352                12.9%
     Other                                              (1,432)          (40.6%)           (904)              (33.1%)
                                                     ---------           -----        ---------               -----
     Total operating income (loss) by segment        $   3,525           100.0%       $  (2,735)             (100.0%
                                                     =========           =====        =========               =====



                                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------------------------------------
                                                                 1999                                 1998
                                                     --------------------------------  ---------------------------------
                                                                        % of Net                             % of Net
                                                        Amount          Revenues        Amount               Revenues
                                                        ------          --------        ------               --------
STATEMENTS OF OPERATIONS DATA:
     Net revenues:                                   $ 199,505              100.0%         $ 127,723            100.0%
     Costs and expenses:
         Cost of sales - product costs                 119,823               60.1%            82,864             64.9%
         Cost of sales - royalties and
          software amortization                         21,480               10.8%             7,749              6.1%
         Product development                            10,342                5.2%            10,307              8.1%
         Sales and marketing                            37,158               18.6%            24,537             19.2%
         General and administrative                     11,296                5.7%             9,130              7.1%
         Amortization of intangible assets               1,831                0.9%               793              0.6%
         Merger expenses                                   150                 --                600              0.5%
                                                     ---------              -----          ---------            -----
              Total costs and expenses                 202,080              101.3%           135,980            106.5%
                                                     ---------              -----          ---------            -----
     Operating income (loss)                            (2,575)              (1.3%)           (8,257)            (6.5%)
         Interest income (expense), net                 (2,997)              (1.5%)           (1,225)            (1.0%)
                                                     ---------              -----          ---------            -----
     Income (loss) before income tax benefit            (5,572)              (2.8%)           (9,482)            (7.4%)
     Income tax provision (benefit)                     (2,061)              (1.0%)           (3,606)            (2.8%)
                                                     ---------              -----          ---------            -----

         Net income (loss)                           $  (3,511)              (1.7%)        $  (5,876)             4.6%
                                                     =========              =====          =========            =====

NET REVENUES BY TERRITORY:

     United States                                   $  93,158               46.7%         $  37,161             29.1%
     International                                     106,347               53.3%            90,562             70.9%
                                                     ---------              -----          ---------            -----
     Total net revenues                              $ 199,505              100.0%         $ 127,723            100.0%
                                                     =========              =====          =========            =====

NET REVENUES BY ACTIVITY/PLATFORM MIX:

     Publishing:

         Console                                     $  93,405               66.5%         $  23,782             50.3%
         PC                                             47,067               33.5%            23,510             49.7%
                                                     ---------              -----          ---------            -----

         Total publishing net revenues               $ 140,472               70.4%         $  47,292             37.0%
                                                     ---------              -----          ---------            -----
     Distribution:

         Console                                     $  35,646               60.4%         $  59,174             73.6%
         PC                                             23,387               39.6%            21,257             26.4%
                                                     ---------              -----          ---------            -----
         Total distribution net revenues             $  59,033               29.6%         $  80,431             63.0%
                                                     ---------              -----          ---------            -----
              Total net revenues                     $ 199,505              100.0%         $ 127,723            100.0%
                                                     =========              =====          =========            =====

NET REVENUES BY CHANNEL:

     Retailer/Reseller                               $ 187,680               94.1%         $ 120,634             94.4%
     OEM, licensing, on-line and other                  11,825                5.9%             7,089              5.6%
                                                     ---------              -----          ---------            -----

         Total net revenues                          $ 199,505              100.0%         $ 127,723            100.0%
                                                     =========              =====          =========            =====

OPERATING INCOME (LOSS) BY SEGMENT:

     Publishing                                      $     507               19.7%         $  (7,232)           (87.6%)
     Distribution                                       (1,261)             (49.0%)              192              2.3%
     Other                                              (1,821)             (70.7%)           (1,217)           (14.7%)
                                                     ---------              -----          ---------            -----
     Total operating income (loss) by segment        $  (2,575)            (100.0%)        $  (8,257)          (100.0%)
                                                     =========              =====          =========            =====

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three months ended September 30, 1999 increased 74.3% from the same period last year, from $66.2 million to $115.4 million. This increase primarily was composed of a 175% increase in net revenues in the United States from $21.2 million to $58.3 million and a 26.9% increase in international net revenues from $44.9 million to $57.0 million. The increase in overall net revenues was composed of a 79.3% increase in console net revenues from $44.5 million to $79.8 million and a 63.6% increase in PC net revenues from $21.7 million to $35.5 million.

Net revenues for the six months ended September 30, 1999 increased 56.2% from the same period last year, from $127.7 million to $199.5 million. This increase primarily was composed of a 150.5% increase in net revenues in the United States from $37.2 million to $93.2 million and a 17.3% increase in international net revenues from $90.6 million to $106.3 million. The increase in overall net revenues for the six months ended September 30, 1999 was composed of a 55.5% increase in console net revenues from $83.0 million to $129.1 million and a 57.4% increase in PC net revenues from $44.8 million to $70.5 million.

Publishing net revenues for the three and six months ended September 30, 1999 increased 261.4% from $24.1 million to $87.1 million and 197.0% from $47.3 million to $140.5 million, respectively. These increases were primarily due to the increases in publishing console net revenues and publishing PC net revenues over the same periods last year. Publishing console net revenues for the three and six months ended September 30, 1999, increased 383.6% from $12.8 million to $61.9 million and 292.4% from $23.8 million to $93.4 million, respectively. These increases primarily were attributable to the initial release of Tony Hawk Pro Skater (PSX), Space Invaders (PSX), A Bug's Life (N64), Quake 2 (PSX and
N64), Blue Stinger (Dreamcast), Tarzan (Gameboy), as well as Star Wars Episode
I: Phantom Menace (PSX) and Tai Fu (PSX) in international territories. Publishing PC net revenues for the three and six months ended September 30, 1999, increased 123% from $11.3 million to $25.2 million and 100% from $23.5 million to $47.1 million, respectively. These increases primarily were due to the initial release of Kingpin (Windows), Quake 2 (Mac), Heavy Gear 2 (Windows), Cabela's Big Game Hunter 3 (Windows) and Space Invaders (Windows).

Distribution net revenues for the three and six months ended September 30, 1999 decreased 32.8% from $42.1 million to $28.3 million and 26.6% from $80.4 million to $59.0 million, respectively. These decreases were primarily attributable to a decrease in distribution console revenues for the three and six months ended September 30, 1999. Distribution console net revenues for the three and six months ended September 30,1999, decreased 43.5% from $31.7 million to $17.9 million and 39.9% from $59.2 million to $35.6 million, respectively. These decreases were primarily due to a lack of significant major releases by third party publishers and increased competition among leading United Kingdom retail chains resulting in a reduced market share for the independent retailers during the six months ended September 30, 1999. Distribution PC net revenues for the three months ended September 30,1999 remained constant at $10.3 million as compared to the same period last year. Distribution PC net revenues for the six months ended September 30, 1999 increased 9.9% from $21.3 million to $23.4 million. This increase primarily was due to an increase in PC titles released by third party publishers during the three months ended June 30, 1999.

Net OEM, licensing, on-line and other revenues for the three months and six months ended September 30, 1999 increased 159.3% from $2.7 million to $7.0 million and 66.2% from $7.1 million to $11.8 million, respectively. These increases primarily were due to an increase in the release of titles compatible with OEM customers' products.

COSTS AND EXPENSES

Cost of sales - product costs represented 57.5% and 65.7% of net revenues for the three months ended September 30, 1999 and 1998, respectively. Cost of sales
- product costs represented 60.1% and 64.9% of net revenues for the six months ended September 30, 1999 and 1998, respectively. The decrease in cost of sales - product costs as a percentage of net revenues for both the three and six months ended September 30, 1999 was due to the decrease in distribution net revenue mix, partially offset by a higher publishing console net revenue mix. Distribution products have a higher per unit product cost than publishing products and console products have a higher per unit product cost than PC products.

Cost of sales - royalty and software amortization expense represented 10.1% and 7.6% of net revenues for the three months ended September 30, 1999 and 1998, respectively. Cost of sales - royalty and software amortization expense represented 10.8% and 6.1% of net revenues for the six months ended September 30, 1999 and 1998, respectively. The increase in cost of sales - royalty and software amortization expense as a percentage of net revenues for both the three and six month period primarily was due to changes in the Company's product mix, with an increase in the number of branded products with higher royalty obligations as compared to the same periods last year.

Product development expenses for the three months ended September 30, 1999 increased 38.1% from the same period last year, from $4.2 million to $5.8 million. This increase primarily was due to a decrease in capitalizable development costs relating to sequel products being developed on proven engine technologies which are capitalized in accordance with Statement of Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". Product development expenses of $10.3 million for the six months ended September 30, 1999 remained constant from the same period last year.

As a percentage of net revenues, total product creation costs (i.e., royalties and software amortization expense plus product development expenses), increased from 14.0% to 15.1% and from 14.2% to 16.0% for the three and six months ended September 30, 1999, respectively. Such increases primarily were attributable to the increase in the effective royalty rate and the increase in product development costs, as discussed above.

Sales and marketing expenses for the three months ended September 30, 1999 increased 85.2% from the same period last year, from $10.8 million to $20.0 million. As a percentage of net revenues, sales and marketing expense increased from 16.3% to 17.3 %. Sales and marketing expense for the six months ended September 30, 1999 increased 51.8% from $24.5 million to $37.2 million. As a percentage of net revenues, sales and marketing expense decreased from 19.2% to 18.6%. The increases in the amount of sales and marketing expenses for the three and six month periods primarily were due to an increase in the number of titles released during the three and six month periods ended September 30, 1999 and an increase in television advertising during the three months ended September 30, 1999. The decrease in sales and marketing expense as a percentage of net revenues during the six months ended September 30, 1999 was primarily due to lower marketing expense required on branded properties such as Quake 2, A Bug's Life, Tarzan, Star Wars Episode I: Phantom Menace and Space Invaders.

General and administrative expense for the three months ended September 30, 1999 increased 43.5% from the same period last year, from $4.6 million to $6.6 million. As a percentage of net revenues, general and administrative expenses for the three months decreased from 6.9% to 5.7%. General and administrative expense for the six months ended September 30, 1999 increased 24.2% from $9.1 million to $11.3 million. As a percentage of net revenues, general and administrative expenses for the six-month period decreased from 7.1% to 5.7%. The increases in the amount of general and administrative expenses for the 1999 three and six month period primarily were due to an increase in worldwide administrative support needs and headcount related expenses. The decreases in general and administrative expenses as a percentage of net revenues for the 1999 three and six month period primarily were due to the efficiencies gained in controlling fixed costs and the increases in net revenues.

OPERATING INCOME (LOSS)

Operating income for the three months ended September 30, 1999 was $3.5 million, compared to an operating loss of $2.7 million in the same period last year. Operating loss for the six months ended September 30, 1999 decreased 68.7% from the same period last year, from $8.3 million to $2.6 million.

Publishing operating income for the three months ended September 30, 1999 increased to $5.4 million, compared to a loss of $2.2 million in the same period last year. The period over period increase in publishing operating income primarily was due to an increase in publishing net revenues and decreases in cost of sales - product sales, product development expenses and general and administrative expenses as a percentage of publishing net revenues, offset partially by increases in cost of sales - royalties and software amortization and sales and marketing expenses as a percentage of net revenues. Distribution operating loss for the three months ended September 30, 1999 was $0.4 million, compared to operating income of $0.4 million in the same period last year. The period over period change primarily was due to a decrease in distribution sales, offset partially by a decrease in distribution manufacturing and distribution costs, sales and marketing expenses and general and administrative expenses as a percentage of net distribution revenues.

Publishing operating income for the six months ended September 30, 1999 was $0.5 million, compared to a loss of $7.2 million in the same period last year. The period over period change primarily was due to an increase in publishing net revenues and decreases in cost of sales - product sales, product development expenses, sales and marketing expenses and general and administrative expenses as a percentage of publishing net revenues, offset partially by increases in cost of sales - royalties and software amortization as a percentage of net revenues. Distribution operating loss for the six months ended September 30, 1999 was $1.3 million, compared to operating income of $0.2 million in the same period last year. The period over period change primarily was due to a decrease in distribution sales, offset partially by a decrease in distribution manufacturing and distribution costs and general and administrative expenses as a percentage of net distribution revenues.

PROVISION FOR INCOME TAXES

The income tax provision of approximately $624,000 and income tax benefit of approximately $2.1 million for the three and six months ended September 30, 1999, respectively, reflects the Company's estimated tax benefit from the Company's net income and loss for these periods using the estimated effective income tax rate of 37% for the fiscal year ended March 31, 2000. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the benefit of the deferred tax assets recognized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased $7.2 million, from $33.0 million at March 31, 1999 to $25.8 million at September 30, 1999. Approximately $1.4 million in cash and cash equivalents were used in operating activities during the six months ended September 30, 1999. This decrease primarily was attributable to the Company's operating loss during the six month period coupled with increases in accounts receivable, inventories and other assets, offset partially by an increase in current liabilities.

In addition, approximately $54.5 million in cash and cash equivalents were used in investing activities during the six months ended September 30, 1999, as compared with approximately $29.4 million during the same period last year. The increase in cash used for investing activities primarily was due to the acquisition of Expert on June 22, 1999, for approximately $20.5 million in cash and other acquisition costs related to the transaction. Cash used in investing activities also increased due to an increase in prepaid royalties and capitalized software costs incurred by the Company as a result of its execution of new license and development agreements granting the Company long term rights to intellectual property of third parties, as well as the acquisition of publishing and distribution rights to products being developed by third parties. Capital expenditures totaled approximately $2.3 million during the six months ended September 30, 1999.

Cash and cash equivalents provided by financing activities totaled $47.8 million for the six months ended September 30, 1999 versus $4.7 million provided by financing activities for the same period last year. This increase was primarily due to $25 million in proceeds from a term loan, approximately $13.3 million in proceeds from the exercise of employee stock options and approximately $17.3 million of net borrowings under a line of credit agreement.

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

In December 1997, the Company completed the private placement of $60.0 million principal amount of 6 3/4% convertible subordinated notes due 2005 (the "Notes"). The Notes are convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into common stock, $.000001 par value, of the Company, at a conversion price of $18.875 per share, (equivalent to a conversion rate of 52.9801 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after January 10, 2001. If redemption occurs prior to December 31, 2001, the Company must pay a premium on such redeemed Notes.

The Company has a $125 million revolving credit facility and term loan (the "Facility") with a group of banks. The Facility provides the Company with the ability to borrow up to $100 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The $25 million term loan portion of the Facility was used to acquire Expert Software in June 1999 and to pay costs related to such acquisition and the securing of the Facility. The term loan has a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2.0%, or LIBOR plus 3.0%. The revolving portion of the Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. The Company pays a commitment fee of 1/2% based on the unused portion of the facility. The Company had a balance outstanding of $10.6 million under the revolving portion of the Facility at September 30, 1999. Letters of credit outstanding against the New Facility totaled $11.8 million at September 30, 1999.

The Company's CentreSoft subsidiary has a revolving credit facility (the "UK Facility") with its bank in the United Kingdom in the amount of approximately $11.2 million. The UK Facility can be used for working capital requirements and expires in June 2000. The Company had no borrowings outstanding against the UK facility as of September 30, 1999 or 1998.

The Company's CD Contact subsidiary has a credit facility in the Netherlands, ("the Netherlands Facility") with a bank that permits borrowings against eligible accounts receivable and inventory up to approximately $25 million. Borrowings under the Netherlands Facility are due on demand and totaled $6.7 at September 30, 1999. Letters of credit outstanding under the Netherlands Facility totaled $6.3 million at September 30, 1999. The Netherlands Facility became available in October 1998 and expires on March 31, 2001.

In addition, the Company had a line of credit agreement (the "Asset Line") with a bank that expired in September 1998. Approximately $499,000 and $569,000 were outstanding on this line as of September 30, 1999 and 1998, respectively.

The Company will use its working capital ($141.9 million at September 30, 1999), as well as the proceeds available from the Facility, the UK Facility and the Netherlands Facility, to finance the Company's operational requirements, including acquisitions of inventory and equipment, the funding of development, production, marketing and selling of new products, and the acquisition of intellectual property rights for future products from third parties.

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

All of the entertainment and leisure software products currently being shipped by the Company have been tested for year 2000 compliance and have passed these tests. In addition, all such products currently in development are being tested as part of the normal quality assurance testing process and the Company expects them to be fully year 2000 compliant when released. Notwithstanding the foregoing, the year 2000 computer issue could still affect the ability of consumers to use the PC products sold by the Company. For example, if the computer system on which a consumer uses the Company's products is not year 2000 compliant, such noncompliance could affect the consumer's ability to use such products.

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

The Company has contacted critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant. To assist suppliers (particularly trading partners using electronic data interchange) in evaluating their year 2000 issues, the Company developed a questionnaire, which indicates the ability of each supplier to address year 2000 incompatibilities. All critical suppliers and trading partners of the Company have responded to the questionnaire and confirmed the expectation that they will continue providing services and products through the change to 2000.

Year 2000 compliance testing on substantially all of the Company's critical systems and all changes required to be made as a result of such testing have been completed. The costs incurred by the Company to date related to this testing and modification process are less than $100,000, and no substantial additional costs currently are foreseen. The total estimated cost does not include potential costs related to any systems used by the Company's customers, any third party claims, or the costs incurred by the Company when it replaces internal software and hardware in the normal course of its business. The overall cost of the Company's year 2000 compliance plan is a minor portion of the Company's total information technology budget and is not expected to materially delay the implementation of any other unrelated projects that are planned to be undertaken by the Company. In some instances, the installation schedule of new software and hardware in the normal course of business has been accelerated to also afford a solution to year 2000 compatibility issues. The total cost estimate for the Company's year 2000 compliance plan is based on management's current assessment of the projects comprising the plan and is subject to change as the projects progress.

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

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its 1999 Annual Meeting of the Stockholders on September 23, 1999 in Beverly Hills, California. One item was submitted to a vote of the stockholders: the election of six directors to hold office for one year terms and until their respective successors are elected and have qualified. All six nominees were recommended by the Board of Directors and all were elected. Set forth below are the results of the voting for each director.

                                      For             Withheld
                                      ---             --------
        Harold A. Brown            17,376,334          333,149
        Barbara S. Isgur           17,651,225           58,258
        Brian G. Kelly             17,653,258           56,225
        Robert A. Kotick           17,653,432           56,051
        Steven T. Mayer            17,654,034           55,449
        Robert J. Morgado          17,651,222           58,261


        ITEM 5. OTHER INFORMATION

        On November 4, 1999, the Company announced that Barry Plaga, Executive Vice President and Chief Financial Officer, would be leaving the Company for personal reasons. Mr. Plaga's departure is effective as of November 5, 1999.

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits


        6.1    Amendment to Employment Agreement between Ron Doornink and the
               Company, dated April 30, 1999.

        (b)  Reports on Form 8-K

        On July 12, 1999, the Company filed a Current Report on Form 8-K reporting its acquisition of Elsinore Multimedia, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1999

ACTIVISION, INC.

/s/ RASMUS VAN DER COLFF    Vice President of Finance          November 13, 1999
------------------------     (Principal Financial Officer)
  (Rasmus van der Colff)