Form 10-Q
period 1999-12-31
ACTIVISION INC /NY
filed 2000-02-14
CIK 718877

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of the registrant's Common Stock outstanding as of February 10, 2000 was 25,540,813.

                        ACTIVISION, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 1999  (unaudited)
                and March 31, 1999                                                                  3

           Condensed Consolidated Statements of Operations for the three and nine months
                ended December 31, 1999 and 1998 (unaudited)                                        4

           Condensed Consolidated Statements of Cash Flows for the
                nine months ended December 31, 1999 and 1998 (unaudited)                            5

           Notes to Condensed Consolidated Financial Statements for the
                three and nine months ended December 31, 1999 (unaudited)                           6


Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                          12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                18


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         18

Item 6.  Exhibits and Reports on Form 8-K                                                          18


SIGNATURES                                                                                         19


Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                        ACTIVISION, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (all amounts in thousands except per share data)


                                                                           December 31, 1999       March 31, 1999
                                                                         ---------------------  ---------------------
                                                                                                       Restated
Assets
     Current assets:
       Cash and cash equivalents                                              $         51,734       $         33,037
       Accounts receivable, net of allowances of $27,401 and $14,979 ,
           respectively                                                                215,559                117,541
       Inventories, net                                                                 42,973                 30,931
       Prepaid royalties and capitalized software costs                                 42,876                 38,093
       Deferred income taxes                                                               521                  6,383
       Other current assets                                                             19,382                  9,965
                                                                         ---------------------  ---------------------

         Total current assets                                                          373,045                235,950

     Prepaid royalties and capitalized software costs                                    7,525                  6,923
     Property and equipment, net                                                        10,428                 10,924
     Deferred income taxes                                                               2,618                  2,618
     Intangible assets, net                                                             52,252                 21,647
     Other assets                                                                        9,100                  5,283
                                                                         ---------------------  ---------------------
         Total assets                                                         $        454,968       $        283,345
                                                                         =====================  =====================



Liabilities and Shareholders' Equity
     Current liabilities:
     Current portion of notes payable to bank                                 $         41,871       $          5,992
     Accounts payable                                                                   86,112                 43,853
     Accrued expenses                                                                   75,100                 45,160
                                                                         ---------------------  ---------------------

         Total current liabilities                                                     203,083                 95,005

     Notes payable to bank, less current portion                                        16,308                  1,143
     Convertible subordinated notes                                                     60,000                 60,000
     Other liabilities                                                                       2                      6
                                                                         ---------------------  ---------------------

         Total liabilities                                                             279,393                156,154
                                                                         ---------------------  ---------------------


     Shareholders' equity:
       Common  stock,   $.000001  par  value,   50,000,000  shares   authorized,
           25,660,097and 23,303,762 shares issued and 25,160,097 and
           23,803,762 outstanding, respectively                                              -                      -
       Additional paid-in capital                                                      139,725                109,251
       Retained earnings                                                                44,518                 25,728
       Accumulated other comprehensive income (loss)                                    (3,390)                (2,510)
       Less:  Treasury stock, cost of 500,000 shares                                    (5,278)                (5,278)
                                                                         ---------------------- ----------------------

           Total shareholders' equity                                                  175,575                127,191
                                                                         ---------------------  ---------------------
           Total liabilities and shareholders' equity                         $        454,968       $        283,345
                                                                         =====================  =====================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the Three and Nine Months ended December 31,
                                   (Unaudited)
                (all amounts in thousands except per share data)


                                                             Three Months Ended              Nine Months Ended
                                                       ------------------------------  ------------------------------
                                                                December 31,                    December 31,
                                                       ------------------------------  ------------------------------
                                                            1999            1998           1999            1998
                                                       --------------  --------------  -------------  --------------
                                                                          Restated                       Restated
                                                                       --------------                 --------------

Net revenues                                               $  268,862     $  193,537      $  468,367      $  321,260

Costs and expenses:
     Cost of sales - product costs                            139,357        107,693         259,180         190,557
     Cost of sales - royalties and software
         amortization                                          39,733         23,828          61,213          31,577
     Product development                                        6,235          4,440          16,576          14,747
     Sales and marketing                                       35,879         26,040          73,045          50,577
     General and administrative                                 8,046          5,265          19,335          14,395
     Amortization of intangible assets                          1,371            398           3,202           1,191
     Merger expenses                                                -              -             150             600
                                                       --------------  -------------  --------------  --------------

         Total operating expenses                             230,621        167,664         432,701         303,644
                                                       --------------  -------------  --------------  --------------

         Operating income                                      38,241         25,873          35,666          17,616

Interest expense, net                                          (2,835)           (854)        (5,833)         (2,079)
                                                       --------------  --------------  -------------  --------------

Income before income tax provision                             35,406          25,019         29,833          15,537

Income tax provision                                           13,105           9,283         11,043           5,677
                                                       --------------  --------------  -------------  --------------
         Net income                                         $  22,301      $   15,736      $  18,790      $    9,860
                                                       ==============  ==============  =============  ==============



Other comprehensive income (loss):
     Foreign currency translation adjustment                   (1,645)             61           (880)              51
                                                       --------------  --------------  -------------  ---------------

Comprehensive income                                        $  20,656      $   15,797      $  17,910      $     9,911
                                                       ==============  ==============  =============  ===============
Basic net income per share                                  $    0.89      $     0.69      $    0.77      $      0.43
Diluted net income per share                                $    0.75      $     0.61      $    0.71      $      0.42

Number of shares used in computing basic net
    income per share                                           25,075          22,886         24,367           22,749
                                                       ==============  ==============  =============  ===============
Number of shares used in computing diluted net
    income per share                                           30,483          26,767         29,431           23,581
                                                       ==============   =============  =============  ===============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                      For the Nine Months ended December 31,
                                   (Unaudited)
                           (all amounts in thousands)


                                                                     Nine Months Ended December 31,
                                                                   -----------------------------------
                                                                        1999                1998
                                                                   ---------------     ---------------
                                                                                          Restated
                                                                        Increase (decrease) in cash
                                                                   -----------------------------------
Cash flows from operating activities:
    Net income                                                        $    18,790          $    9,860
    Adjustments to reconcile net income to net cash provided by operating activities:
            Deferred income taxes                                          12,130               1,458
            Depreciation and amortization                                   6,400               4,842
            Amortization of prepaid royalties and capitalized
                software costs                                             49,546              17,900
    Change in assets and liabilities:
        Accounts receivable                                               (97,299)            (75,667)
        Inventories                                                        (8,761)            (17,825)
        Other current assets                                               (7,241)             (4,678)
        Other assets                                                       (1,013)                782
        Accounts payable                                                   39,790              58,933
        Accrued liabilities                                                22,479              24,163
     Other liabilities                                                         (4)                (44)
                                                                   ---------------     ---------------

    Net cash provided by operating activities                              34,817              19,724

Cash flows from investing activities:
     Cash used for purchase acquisitions, net of cash acquired            (20,523)                  -
        Cash acquired in pooling transactions                                   -                  78
        Capital expenditures                                               (2,520)             (2,908)
        Investment in prepaid royalties and capitalized
             software costs                                               (54,931)            (50,579)
                                                                   ---------------     ---------------

    Net cash used in investing activities                                 (77,974)            (53,409)

Cash flows from financing activities:
    Proceeds from issuance of common stock pursuant
         to employee stock option plan                                     14,916               3,478
   Proceeds from employee stock purchase plan                                 419                 389
    Note payable to bank, net                                              (5,449)               (216)
    Proceeds from term loan                                                25,000                   -
    Cash paid to secure line of credit and term loan                       (3,355)                  -
    Borrowings under line of credit agreement                             202,956              10,006
    Payments under line of credit agreement                              (171,463)             (2,600)
                                                                   ---------------     ---------------

    Net cash provided by financing activities                              63,024              11,057

Effect of exchange rate changes on cash                                    (1,170)                 52
                                                                   ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                       18,697             (22,576)

Cash and cash equivalents at beginning of period                           33,037              74,241
                                                                   ---------------     ---------------

Cash and cash equivalents at end of period                             $   51,734          $   51,665
                                                                   ===============     ===============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ACTIVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months ended December 31, 1999
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Activision, Inc. (together with its subsidiaries, "Activision" or "the Company"). The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999 as filed with the Securities and Exchange Commission (the "SEC").

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     Intangible assets, net of amortization, at December 31, 1999 and March 31, 1999, of $52.3 million and $21.6 million, respectively, includes goodwill and costs of acquired licenses, brands and trade names which are amortized using the straight-line method over their estimated useful lives, typically from three to twenty years.

     Statement   of   Financial   Accounting   Standards   No.  130,
     Reporting Comprehensive  Income,  was  adopted  as of April 1, 1999.
     This  Statement establishes   standards  for  the  reporting  and
     display of changes in shareholders' equity that do not result directly from transactions with shareholders. The Company has displayed comprehensive income and its components in the condensed consolidated statements of operations for the three and nine months ended December 31, 1999 and 1998.

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

     Capitalized software development costs are amortized to cost of sales -royalties and software amortization on a straight-line basis over the estimated product life (generally one year or less) commencing upon product release, or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater. Prepaid royalties are amortized to cost of sales - royalties and software amortization commencing upon the product release at the contractual royalty rate based on actual net product sales, or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater. For products that have been released, management evaluates the future recoverability of capitalized amounts on a quarterly basis.

     As of December 31, 1999, prepaid royalties and unamortized capitalized software costs totaled $38.0 million (including $7.5 million classified as non-current) and $12.4 million, respectively. As of March 31, 1999, prepaid

                       ACTIVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

     royalties and unamortized capitalized software costs totaled $36.0 million (including $6.9 million classified as non-current) and $9.0 million, respectively.

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

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash activities and supplemental cash flow information for the nine months ended December 31, 1999 and 1998 are as follows (amounts in thousands):

                                                                                            December 31,
                                                                                ------------------------------------
                                                                                    1999                  1998
                                                                               --------------         --------------
     Non-cash activities:

     Conversion of note payable to common stock in connection with
         pooling acquisition                                                                -         $        4,500

        Warrants to acquire common stock issued in exchange for
         licensing rights                                                      $        6,482         $        3,368

     Common stock issued in connection with purchase acquisition               $        2,700                      -

     Options to acquire common stock issued in connection with
         purchase acquisition                                                  $        3,271                      -

     Tax benefit attributable to stock option exercises                        $        2,686          $         653

     Supplemental cash flow information:

       Cash paid for income taxes                                              $        4,775         $        4,868

       Cash paid for interest                                                  $        9,133         $        2,775


                       ACTIVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

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

     The Company's publishing segment develops and publishes titles both internally through the studios owned by the Company and externally through third party developers. In addition, the Company's publishing segment distributes titles that are developed and marketed by other third party developers through its "affiliate label" program. In the United States, the Company's products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies. The Company conducts its international publishing activities through offices in the United Kingdom, Germany, France, Australia and Japan. The Company's products are sold internationally on a direct to retail basis, through third party distribution and licensing arrangements, and through the Company's owned distribution subsidiaries located in the United Kingdom, the Benelux territories and Germany.

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

     Information on the reportable segments for the three and nine months ended December 31, 1999 and 1998 is as follows:


                                                                       Three months Ended December 31, 1999
                                                               --------------------------------------------------------
                                                               Publishing     Distribution     Corporate        Total
                                                               ----------     ------------     ---------     ----------
     Revenues from external customers                          $  168,554      $   100,308       $     0     $  268,862

     Revenues from sales between segments                          14,950                0             0         14,950

     Operating income (loss)                                       33,681            5,850        (1,290)        38,241



                                                                        Nine Months Ended December 31, 1999
                                                               --------------------------------------------------------
                                                               Publishing     Distribution     Corporate        Total
                                                               ----------     ------------     ---------     ----------
     Revenues from external customers                          $  295,356      $   173,011       $     0     $  468,367

     Revenues from sales between segments                          28,620                0             0         28,620

     Operating income (loss)                                       34,682            4,094        (3,110)        35,666


                       ACTIVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)



                                                                        Three Months Ended December 31, 1998
                                                               --------------------------------------------------------
                                                               Publishing     Distribution     Corporate        Total
                                                               ----------     ------------     ---------     ----------
     Revenues from external customers                          $   84,863      $   108,674       $     0     $  193,537

     Revenues from sales between segments                          12,083                0             0         12,083

     Operating income (loss)                                       16,541            9,645          (313)        25,873



                                                                        Nine Months Ended December 31, 1998
                                                               --------------------------------------------------------
                                                               Publishing     Distribution     Corporate        Total
                                                               ----------     ------------     ---------     ----------
     Revenues from external customers                          $  129,892      $   191,368       $     0     $  321,260

     Revenues from sales between segments                          14,346                0             0         14,346

     Operating income (loss)                                        9,207            9,950        (1,541)        17,616


     Operating expenses in the corporate column consist of amortization of goodwill and merger expenses resulting from the Company's merger with The Disc Company, Inc. on April 1, 1992, the Company's acquisition of Expert Software on June 22, 1999 and the Company's acquisition of Elsinore Multimedia on June 29, 1999.

     Geographic information for the three and nine months ended December 31, 1999 and 1998 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows:


                                          Three months Ended December 31,            Nine Months Ended December 31,
                                        -----------------------------------       -----------------------------------
                                             1999                 1998                 1999                 1998
                                        --------------        -------------       --------------       --------------
     United States                      $      144,133        $      69,472       $      237,291       $      106,633
     International                             124,729              124,065              231,076              214,627
                                        --------------        -------------       --------------       --------------


         Total                          $      268,862        $     193,537       $      468,367       $      321,260
                                        ==============        =============       ==============       ==============


     Revenues by platform were as follows:


                                          Three months Ended December 31,            Nine Months Ended December 31,
                                        -----------------------------------       -----------------------------------
                                             1999                 1998                 1999                 1998
                                        --------------        -------------       --------------       --------------
     Console                            $      193,921       $      116,703       $      329,469       $      204,205
     PC                                         74,941               76,834              138,898              117,055
                                        --------------        -------------       --------------       --------------

         Total                          $      268,862       $      193,537       $      468,367       $      321,260
                                        ==============        =============       ==============       ==============


8.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Statement of Financial Accounting Standards No. 128 ("SFAS 128" per share,") requires companies to compute net earnings per share under two different methods, basic and diluted earnings per share, for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for all periods. Diluted earnings per share reflects the potential dilution that could occur if income were divided by the weighted average number of common and common stock equivalent shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents from outstanding stock options and warrants. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants.

     For the three months ended December 31, 1999, outstanding weighted average options to purchase approximately 719,363 shares were not included in the computation of diluted earnings per share as a result of their antidilutive effect. For the nine months ended December 31, 1999, outstanding weighted average options to purchase approximately 948,120 shares were not included in the computation of diluted earnings per share as a result of their antidilutive effect. For the three and nine months ended December 31, 1998, 1.9 million and 2.5 million shares, respectively, of the Company's common stock were outstanding but were not included in the

                       ACTIVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

     computation of diluted net income per share as a result of their antidilutive effect. Such stock options could have a dilutive effect in future periods. For the nine months ended December 31, 1998, the effect of convertible subordinated notes was excluded as a result of its antidilutive effect.

     The following table sets forth the computation of basic and diluted net income per common share for the three and nine months periods ended December 31, 1999 and 1998 (in thousands, except per share data):


                                                                        Three Months Ended        Nine Months Ended
                                                                            December 31,             December 31,
                                                                        --------------------     --------------------
                                                                          1999         1998        1999         1998
                                                                        -------      -------     -------       ------
     Numerator:
     Net income                                                         $22,301      $15,736     $18,790       $9,860
     Interest relating to dilutive convertible subordinated
         notes (net of tax)                                                 666          666       1,997            -
                                                                        -------      -------     -------       ------

     Numerator for diluted earnings per share - income
         available to common stockholders                               $22,967      $16,402     $20,787       $9,860
                                                                        =======      =======     =======       ======

     Denominator:
         Denominator  for  basic net  (loss)  per  common  share -
              weighted average shares outstanding                        25,075       22,886      24,367       22,749
         Effect of dilutive securities:
              Employee stock options                                      1,958          677       1,614          801
              Warrants                                                      271           25         271           31
              Conversion of convertible subordinated notes                3,179        3,179       3,179            -
                                                                        -------      -------     -------       ------

     Denominator  for  diluted  net  (loss)  per  common  share  -
         adjusted weighted-average shares for assumed conversions        30,483       26,767      29,431       23,581
                                                                        =======      =======     =======       ======

     Basic net income per share                                           $0.89        $0.69       $0.77        $0.43
                                                                        =======      =======     =======       ======

     Diluted net income per share                                         $0.75        $0.61       $0.71        $0.42
                                                                        =======      =======     =======       ======


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

     As of December 31, 1998, the Company had a $40.0 million revolving credit and letter of credit facility (the "Prior Facility") with a group of banks. The Prior Facility provided the Company with the ability to borrow funds and issue letters of credit against eligible accounts receivable up to $40.0 million. The Prior Facility was scheduled to expire in October 2001. As of December 31, 1998, the Company had no outstanding letters of credit or borrowings against the Prior Facility.

     In June 1999, the Company replaced the Prior Facility with a $125.0 million revolving credit facility and term loan (the "Facility") with a new group of banks that provides the Company with the ability to borrow up to $100.0

                       ACTIVISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

     million and issue letters of credit up to $80.0 million on a revolving basis against eligible accounts receivable and inventory. The $25.0 million term loan portion of the Facility was used to acquire Expert Software in June 1999 and to pay costs related to such acquisition and the securing of the Facility. The term loan has a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2.0% or LIBOR plus 3.0%. The revolving portion of the Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. The Company pays a commitment fee of 1/2% based on the unused portion of the Facility. At December 31, 1999, the Company had an outstanding balance of $27.0 million on the revolving portion of the Facility. Letters of credit outstanding against the Facility totaled $20.9 million at December 31, 1999.

     The Company's CentreSoft subsidiary has a revolving credit facility (the "UK Facility") with a bank in the United Kingdom in the amount of $21.0 million. The UK Facility can be used for working capital requirements and expires in June 2000. The Company had no borrowings outstanding against the UK Facility as of December 31, 1999 or March 31, 1999. Letters of credit outstanding against the UK Facility totaled $9.7 million at December 31, 1999.

     The Company's NBG subsidiary has a revolving credit facility (the "German Facility") with a bank in Germany in the amount of $2.0 million. The German Facility can be used for working capital requirements and has no expiration date. The Company had no borrowings outstanding against the German Facility as of December 31, 1999 or March 31, 1999.

     The Company's CD Contact subsidiary has a revolving credit facility (the "Netherlands Facility") with a bank in the Netherlands that permits borrowings against eligible accounts receivable and inventory up to $25.0 million. Borrowings under the Netherlands Facility are due on demand and totaled $4.5 million at December 31, 1999 and $6.0 million at March 31, 1999. Letters of credit outstanding under the Netherlands Facility totaled $4.0 million at December 31, 1999 and $6.9 million at March 31, 1999. The Netherlands Facility expires on March 31, 2001.

     In addition, the Company had a line of credit agreement (the "Asset Line") with a bank that expired in September 1998. As of December 31, 1999, $387 thousand was outstanding on this line.

     Under the terms of a production financing arrangement, the Company has a commitment to purchase a future Playstation 2 title from an independent third party developer upon its completion for an estimated $4.2 million. Failure by the developer to complete the project within the contractual time frame or specifications alleviates the Company's commitment.

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

OVERVIEW

The Company is a leading international publisher, developer and distributor of interactive entertainment and leisure products. The Company currently focuses its publishing, development and distribution efforts on products designed for personal computers ("PCs") as well as the Sony PlayStation ("PSX"), Nintendo 64 ("N64"), Nintendo Gameboy Color ("Gameboy") and Sega Dreamcast ("Dreamcast") console systems. The Company's products span a wide range of genres and target markets.

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

Cost of sales-product costs represents the cost to purchase, manufacture and distribute PC and console product units. Manufacturers of the Company's PC software are located worldwide and are readily available. Console CDs and cartridges are manufactured by the respective video game console manufacturers, Sony, Nintendo and Sega or its agents, who often require significant lead time to fulfill the Company's orders.

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

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, platform, channel and segment:


                                               THREE MONTHS ENDED DECEMBER 31,                NINE MONTHS ENDED DECEMBER 31,
                                           -----------------------------------------     ------------------------------------------
                                                    1999                 1998                    1999                 1998
                                                                       Restated                                     Restated
                                            -------------------- -------------------     --------------------  --------------------
                                                       % of Net             % of Net                 % of Net            % of Net
                                             Amount    Revenues   Amount    Revenues       Amount    Revenues   Amount    Revenues
                                            --------  ---------- --------  ---------     ----------  --------  --------  ----------
Statements of Operations Data:
     Net revenues                           $268,862    100.0%   $193,537    100.0%.       $468,367    100.0%  $321,260     100.0%
     Costs and expenses:
         Cost of sales - product costs       139,357     51.9%    107,693     55.6%         259,180     55.3%   190,557      59.3%
         Cost of sales - royalties and
           software amortization              39,733     14.8%     23,828     12.3%          61,213     13.1%    31,577       9.8%
         Product development                   6,235      2.3%      4,440      2.3%          16,576      3.5%    14,747       4.6%
         Sales and marketing                  35,879     13.3%     26,040     13.5%          73,045     15.6%    50,577      15.7%
         General and administrative            8,046      3.0%      5,265      2.7%          19,335      4.2%    14,395       4.5%
         Amortization of intangible assets     1,371      0.5%        398      0.2%           3,202      0.7%     1,191       0.4%
         Merger expenses                           -         -          -         -             150         -       600       0.2%
                                            --------  ---------- --------  ---------     ----------  --------  --------  ----------
              Total costs and expenses       230,621     85.8%    167,664     86.6%         432,701     92.4%   303,644      94.5%
                                            --------  ---------- --------  ---------     ----------  --------  --------  ----------
     Operating income                         38,241     14.2%     25,873     13.4%          35,666      7.6%    17,616       5.5%
         Interest income (expense), net       (2,835)    (1.0%)      (854)    (0.4%)         (5,833)    (1.2%)   (2,079)     (0.7%)
                                            --------  ---------- --------  ---------     ----------  --------  --------  ----------
     Income before income tax provision       35,406     13.2%     25,019     13.0%          29,833      6.4%    15,537       4.8%
     Income tax provision                     13,105      4.9%      9,283      4.9%          11,043      2.4%     5,677       1.8%
                                            --------  ---------- --------  ---------     ----------  --------  --------  ----------
         Net income                         $ 22,301      8.3%   $ 15,736      8.1%       $  18,790      4.0%  $  9,860       3.0%
                                            ========  ========== ========  =========     ==========  ========  ========  ==========
Net Revenues by Territory:
     United States                          $144,133     53.6%    $69,472     35.9%       $ 237,291     50.7%  $106,633      33.2%
     International                           124,729     46.4%    124,065     64.1%         231,076     49.3%   214,627      66.8%
                                            --------  ---------- --------  ---------     ----------  --------  --------  ----------
     Total net revenues                     $268,862    100.0%   $193,537    100.0%       $ 468,367    100.0%  $321,260    100.0%
                                            ========  ========== ========  =========     ==========  ========  ========  ==========
Net Revenues by Activity/Platform Mix:
     Publishing:
         Console                            $132,427     72.2%    $47,242     48.7%       $ 225,993     69.8%  $ 71,024     49.2%
         PC                                   51,077     27.8%     49,704     51.3%          97,983     30.2%    73,214     50.8%
                                            --------  ---------- --------  ---------     ----------  --------  --------  ----------
         Total publishing net revenues       183,504     68.3%     96,946     50.1%         323,976     69.2%   144,238     44.9%
     Distribution:
         Console                              61,494     72.0%     69,461     71.9%         103,476     71.7%   133,181     75.2%
         PC                                   23,864     28.0%     27,130     28.1%          40,915     28.3%    43,841     24.8%
                                            --------  ---------- --------  ---------     ----------  --------  --------  ----------
         Total distribution net revenues      85,358     31.7%     96,591     49.9%         144,391     30.8%   177,022     55.1%
                                            --------  ---------- --------  ---------     ----------  --------  --------  ----------
              Total net revenues            $268,862    100.0%   $193,537    100.0%       $ 468,367    100.0%  $321,260    100.0%
                                            ========  ========== ========  =========     ==========  ========  ========  ==========
Net Revenues by Channel:
     Retailer/Reseller                      $260,328     96.8%   $185,810     96.0%       $ 448,853     95.8%  $307,401     95.7%
     OEM, licensing, on-line and other         8,534      3.2%      7,727      4.0%          19,514      4.2%    13,859      4.3%
                                            --------  ---------- --------  ---------     ----------  --------  --------  ----------
         Total net revenues                 $268,862    100.0%   $193,537    100.0%       $ 468,367    100.0%  $321,260    100.0%
                                            ========  ========== ========  =========     ==========  ========  ========  ==========
Operating Income (Loss) by Segment:
     Publishing                              $33,681     85.5%     16,541     63.9%          34,682     91.2%     9,207     52.3%
     Distribution                              5,850     15.3%      9,645     37.3%           4,094     11.4%     9,950     56.5%
     Corporate                                (1,290)    (0.8%)      (313)    (1.2%)         (3,110)    (2.6%)   (1,541)    (8.8%)
                                            --------  ---------- --------  ---------     ----------  --------  --------  ----------
     Total operating income by segment        38,241    100.0%     25,873    100.0%          95,666    100.0%    17,616    100.0%
                                            ========  ========== ========  =========     ==========  ========  ========  ==========

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three months ended December 31, 1999 increased 39.0% from the same period last year, from $193.5 million to $268.9 million. The increase was primarily due to a 66.2% increase in console net revenues from $116.7 million to $193.9 million, partially offset by a 2.5% decrease in PC net revenues from $76.8 million to $74.9 million. Domestic net revenues grew 107.3% from $69.5 million to $144.1 million. International net revenues remained stable.

Net revenues for the nine months ended December 31, 1999 increased 45.8% from the same period last year, from $321.3 million to $468.4 million. The increase was due to a 61.4% increase in console net revenues from $204.2 million to $329.5 million and an 18.6% increase in PC net revenues from $117.1 million to $138.9 million. Domestic net revenues grew 122.6% from $106.6 million to $237.3 million. International net revenues grew 7.7% from $214.6 million to $231.1 million.

Publishing net revenues for the three and nine months ended December 31, 1999 increased 89.4% from $96.9 million to $183.5 million and 124.7% from $144.2 million to $324.0 million, respectively. These increases primarily were due to publishing console net revenues for the three and nine months ended December 31, 1999 increasing 180.5% from $47.2 million to $132.4 million and 218.3% from $71.0 million to $226.0 million, respectively. The increases in publishing console net revenues were attributable to the initial release in the current periods of a larger number of titles that sold well in the marketplace, including Blue Stinger (Dreamcast), Space Invaders and Toy
Story II (PSX and N64), Tarzan (Gameboy), A Bug's Life (N64) and Vigilante 8:
Second Offense, WuTang: Shaolin Style and Tony Hawk's Pro Skater (PSX). Publishing PC net revenues for the three and nine months ended December 31, 1999 increased 2.8% from $49.7 million to $51.1 million and 33.9% from $73.2 million to $98.0 million, respectively. These increases primarily were due to the initial release of Quake 3 Arena, Cabela's Big Game Hunter 3, Star Trek:
Hidden Evil and Interstate `82.

For the three months ended December 31, 1999, distribution net revenues decreased 11.6% from $96.6 million to $85.4 million. Distribution net revenues also decreased 18.4% for the nine months then ended from $177.0 million to $144.4 million. The decrease for both the three month and nine month period was mainly attributable to the pricing reductions initiated by leading retail chains in the United Kingdom (UK), which in turn reduced market share for the independent retail channel in the UK to which the Company's Centresoft subsidiary is the sole authorized Playstation distributor.

Distribution console net revenues decreased by 11.5% during the three months ended December 31, 1999 from $69.5 million to $61.5 million. Distribution console net revenue decreased by 22.3% for the nine months then ended from $133.2 million to $103.5 million. Distribution PC net revenues decreased 11.8% for the three months ended December 31, 1999 from $27.1 million to $23.9 million. Distribution PC net revenues decreased 6.7% for the nine months then ended from $43.8 million to $40.9 million. These decreases were due to the lower overall sales experienced in the Distribution segment of the Company.

Net OEM, licensing, on-line and other revenues for the three and nine months ended December 31, 1999 increased 10.4% from $7.7 million to $8.5 million and 40.3% from $13.9 million to $19.5 million, respectively.

COSTS AND EXPENSES

Cost of sales - product costs represented 51.9% and 55.6% of net revenues for the three months ended December 31, 1999 and 1998, respectively. Cost of sales - product costs represented 55.3% and 59.3% of net revenues for the nine months ended December 31, 1999 and 1998, respectively. The decrease in cost of sales - product costs as a percentage of net revenues for both the three and nine months ended December 31, 1999 was due to the decrease in distribution net revenue, partially offset by a higher publishing console net revenue mix. Distribution products have a higher per unit product cost than publishing products and console products have a higher per unit product cost than PC products.

Cost of sales - royalty and software amortization expense represented 14.8% and 12.3% of net revenues for the three months ended December 31, 1999 and 1998, respectively. Cost of sales - royalty and software amortization expense represented 13.1% and 9.8% of net revenues for the nine months ended December 31, 1999 and 1998, respectively. The increase in cost of sales - royalty and software amortization expense as a percentage of net revenues for both the three and nine months ended December 31, 1999 primarily was due to changes in the Company's product mix, with an increase in the number of branded products with higher royalty obligations as compared to the same periods last fiscal year, and increases in amortization expenses relating to the release of a greater number of products with capitalizable development costs.

Product development expenses for the three months ended December 31, 1999 increased 40.9% from the same period last year, from $4.4 million to $6.2 million. Product development expenses for the nine months ended December 31, 1999 increased 12.9% from the same period last year, from $14.7 million to $16.6 million. These increases primarily were due to a decrease in capitalizable development costs relating to sequel products being developed on proven engine technologies which are capitalized in accordance with Statement of Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." As a percentage of net revenues, total product creation costs (i.e., royalties and software amortization expense plus product development expenses) increased from 14.6% to 17.1% and from 14.4% to 16.6% for the three and nine months ended December 31, 1999, respectively. Such increases primarily were attributable to the increase in product development costs, as stated above.

Sales and marketing expenses for the three months ended December 31, 1999 increased 38.1% from the same period last year, from $26.0 million to $35.9 million, yet decreased slightly as a percentage of net revenues to 13.3% from 13.5%. Sales and marketing expenses for the nine months ended December 31, 1999 increased 44.3% from $50.6 million to $73.0 million, while as a percentage of net revenues, they decreased slightly from 15.7% to 15.6%. The increases in the amount of sales and marketing expenses for the three and nine month periods primarily were due to an increase in the number of titles released during those respective periods and an increase in television advertising during the three months ended December 31, 1999. The slight decreases in sales and marketing expenses as a percentage of net revenues during the three and nine months ended December 31, 1999 primarily were due to lower marketing expenses required on branded properties such as Toy Story 2 and Quake 3 Arena.

General and administrative expenses for the three months ended December 31, 1999 increased 50.9% from the same period last year, from $5.3 million to $8.0 million. As a percentage of net revenues, general and administrative expenses for the three month period increased from 2.7% to 3.0%. General and administrative expense for the nine months ended December 31, 1999 increased 34.0%, from $14.4 million to $19.3 million. As a percentage of net revenues, general and administrative expenses for the nine month period decreased from 4.5% to 4.2%. The increases in the amount of general and administrative expenses for the three and nine month periods primarily were due to an increase in worldwide administrative support needs and headcount related expenses.

OPERATING INCOME (LOSS)

Operating income for the three months ended December 31, 1999 increased 47.5% from the same period last year, from $25.9 million to $38.2 million. Operating income for the nine months ended December 31, 1999 increased 102.8% from the same period last year, from $17.6 million to $35.7 million.

Publishing operating income for the three months ended December 31, 1999 increased 104.2% to $33.7 million, compared to $16.5 million in the same period last year. The period over period increase was due to an increase in publishing net revenues. Distribution operating income for the three months ended December 31, 1999 decreased 39.6% to $5.8 million, compared to $9.6 million in the same period last year. The period over period change primarily was due to a decrease in distribution sales and the UK price reductions, as noted earlier.

Publishing operating income for the nine months ended December 31, 1999 increased 277.2% to $34.7 million, compared to $9.2 million in the same period last year. The period over period increase primarily was due to an increase in publishing net revenues. Distribution operating income for the nine months ended December 31, 1999 decreased 59.0% to $4.1 million, compared to $10.0 million in the same period last year. The period over period change primarily was due to a decrease in distribution sales and the UK price reductions, as noted earlier.

PROVISION FOR INCOME TAXES

The income tax provision of approximately $13.1 million and $11.0 million for the three and nine months ended December 31, 1999, respectively, reflects the Company's estimated tax provision from the Company's net income for these periods using the estimated effective income tax rate of 37% for the fiscal year ended March 31, 2000. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the benefit of the deferred tax assets recognized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $18.7 million, from $33.0 million at March 31, 1999 to $51.7 million at December 31, 1999. Approximately $34.8 million in cash and cash equivalents were provided by operating activities during the nine months ended December 31, 1999.

In addition, approximately $78.0 million in cash and cash equivalents were used in investing activities during the nine months ended December 31, 1999, as compared with approximately $53.4 million used during the same period last year. The increase in cash used for investing activities is attributable to a large extent to the acquisition of Expert Software in June 1999 for approximately $20.5 million in cash and other acquisition costs related to the transaction. Cash used in investing activities also increased due to an increase in prepaid royalties and capitalized software costs incurred by the Company as a result of its execution of new license and development agreements granting the Company long term rights to intellectual property of third parties, as well as the acquisition of publishing and distribution rights to products being developed by third parties. Capital expenditures totaled $2.5 million during the nine months ended December 31, 1999.

Cash and cash equivalents provided by financing activities totaled $63.0 million for the nine months ended December 31, 1999, compared to $11.1 million provided by financing activities for the same period last year. This increase principally was due to the Company's receipt of $25 million in proceeds from the term loan described below, $14.9 million in proceeds from the exercise of employee stock options and $31.5 million of net borrowings under the revolving credit facility described below.

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

The Company has a $125.0 million revolving credit facility and term loan (the "Facility") with a group of banks. The Facility provides the Company with the ability to borrow up to $100.0 million and issue letters of credit up to $80.0 million on a revolving basis against eligible accounts receivable and inventory. The $25.0 million term loan portion of the Facility was used to acquire Expert Software in June 1999 and to pay costs related to such acquisition and the securing of the Facility. The term loan has a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2.0%, or LIBOR plus 3.0%. The revolving portion of the Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. The Company pays a commitment fee of 1/2% based on the unused portion of the facility. The Company had a balance outstanding of $27.0 million under the revolving portion of the Facility at December 31, 1999. Letters of credit outstanding against the Facility totaled $20.9 million at December 31, 1999.

The Company's CentreSoft subsidiary has a revolving credit facility (the "UK Facility") with its bank in the United Kingdom in the amount of approximately $21.0 million. The UK Facility can be used for working capital requirements and expires in June 2000. The Company had no borrowings outstanding against the UK facility as of December 31, 1999 or March 31, 1999. Letters of credit outstanding against the UK Facility approximately totaled $9.7 million at December 31, 1999.

The Company's NBG subsidiary has a revolving credit facility (the "German Facility") with a bank in Germany in the amount of $2.0 million. The German Facility can be used for working capital requirements and has no expiration date. The Company had no borrowings outstanding against the German Facility as of December 31, 1999 or March 31, 1999.

The Company's CD Contact subsidiary has a credit facility in the Netherlands, ("the Netherlands Facility") with a bank that permits borrowings against eligible accounts receivable and inventory up to approximately $25 million. Borrowings under the Netherlands Facility are due on demand and totaled $4.5 at December 31, 1999 and $6.0 million at March 31, 1999. Letters of credit outstanding under the Netherlands Facility totaled $4.0 million at December 31, 1999 and $6.9 million at March 31, 1999. The Netherlands Facility expires on March 31, 2001.

In addition, the Company had a line of credit agreement (the "Asset Line") with a bank that expired in September 1998. As of December 31, 1999, $387 thousand was outstanding on this line.

Under the terms of a production financing arrangement, the Company has a commitment to purchase a future Playstation 2 title from an independent third party developer upon its completion for an estimated $4.2 million. Failure by the developer to complete the project within the contractual time frame or specifications alleviates the Company's commitment.

The Company will use its working capital ($170 million at December 31, 1999), as well as the proceeds available from the Facility, the UK Facility, the Netherlands Facility and the German Facility, to finance the Company's operational requirements, including acquisitions of inventory, equipment, the funding of development, production, marketing and selling of new products, and the acquisition of intellectual property rights for future products from third parties.

The Company's management currently believes that inflation has not had a material impact on continuing operations.

YEAR 2000

The Company in the transition to the year 2000 encountered no significant problems. All of the Company's internal systems are functioning normally, and no year 2000 problems have been reported by any of its trading partners. The Company will continue to monitor its systems for any latent issues, but expects no significant year 2000 issues to affect critical systems or products sold to customers. Adequate and customary contingency plans will be maintained to address any unexpected failures.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

             None.

    (b)      Reports on Form 8-K

             On October 13, 1999, the Company filed a Current Report on Form 8-K reporting its acquisition of JCM Productions, Inc. dba Neversoft Entertainment.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 14, 2000

ACTIVISION, INC.



/s/ Ron Doornink      President and Chief Operating Officer    February 14, 2000
-----------------     -------------------------------------
   (Ron Doornink)     (Principal Financial Officer)



/s/ Jenniffer Koh     Corporate Controller                     February 14, 2000
------------------    --------------------
   (Jenniffer Koh)    (Principal Accounting Officer)