Form 10-K
period 2000-03-31
ACTIVISION INC /NY
filed 2000-06-29
CIK 718877

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-12699

                                ACTIVISION, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 95-4803544
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

 3100 OCEAN PARK BLVD., SANTA MONICA, CA                    90405
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 19, 2000 was $138,494,069.

The number of shares of the registrant's Common Stock outstanding as of June 19, 2000 was 23,682,010.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2000 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------
PART I.

         Item 1.    Business ..................................................................   3

         Item 2.    Properties ................................................................  17

         Item 3.    Legal Proceedings .........................................................  17

         Item 4.    Submission of Matters to a Vote of Security Holders .......................  17

PART II.

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .....  18

         Item 6.    Selected Consolidated Financial Data ......................................  20

         Item 7.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations .............................................  22

         Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.................  31

         Item 8.    Consolidated Financial Statements and Supplementary Data ..................  32

PART III.

         Item 10.   Directors and Executive Officers of the Registrant ........................  33

         Item 11.   Executive Compensation ....................................................  33

         Item 12.   Security Ownership of Certain Beneficial Owners and Management ............  33

         Item 13.   Certain Relationships and Related Transactions ............................  33

PART IV.

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........  34

SIGNATURES ....................................................................................  38

                                     PART I

ITEM 1.  BUSINESS

         (a)      GENERAL

                  Activision, Inc. (together with its subsidiaries, "Activision" or the "Company") is a leading international publisher, developer and distributor of interactive entertainment and leisure products. The Company was originally incorporated in California in 1979. In December 1992, the Company reincorporated in Delaware. In June 2000, the Company reorganized into a holding company organizational structure as described below.

                  The Company's products span a wide range of genres (including action, adventure, extreme sports, strategy and simulation) and target markets (including game enthusiasts, mass market consumers, value buyers and children). In addition to its genre and market diversity, the Company publishes, develops and distributes products for a variety of game platforms and operating systems, including personal computers ("PCs"), the Sony Playstation, Sega Dreamcast and Nintendo N64 console systems and the Nintendo Gameboy Color handheld device.

                  Financial data for all periods presented reflect the retroactive effect of the merger, accounted for as a pooling of interests, with JCM Productions, Inc. dba Neversoft Entertainment ("Neversoft"), which was consummated on September 30, 1999. The Company additionally acquired Elsinore Multimedia, Inc. ("Elsinore") on June 29, 1999 and Expert Software, Inc. ("Expert") on June 22, 1999. The acquisitions of Elsinore and Expert were accounted for using the purchase method of accounting. Accordingly, the results of operations of Elsinore and Expert have been included in the Company's consolidated results of operations from the respective dates of acquisition. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1. In the fourth quarter of the Company's fiscal year ended March 31, 2000, the Company adopted and began the implementation of a strategic restructuring plan. The plan and its components are described in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (b)      HOLDING COMPANY ORGANIZATIONAL STRUCTURE

                  Effective June 9, 2000, Activision reorganized into a holding company form of organizational structure, whereby Activision Holdings, Inc., a Delaware corporation ("Activision Holdings"), became the holding company for Activision and its subsidiaries. The new holding company organizational structure will allow Activision to manage its entire organization more effectively and broadens the alternatives for future financings.

                  The holding company organizational structure was effected by a merger conducted pursuant to Section 251 (g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations. In the merger, ATVI Merger Sub, Inc., a Delaware corporation, organized for the purpose of implementing the holding company organizational structure,(the "Merger Sub"), merged with and into Activision with Activision as the surviving corporation (the "Surviving Corporation"). Prior to the merger, Activision Holdings was a direct, wholly-owned subsidiary of Activision and Merger Sub was a direct, wholly owned subsidiary of Activision Holdings. Pursuant to the merger, (i) each issued and outstanding share of common stock of Activision (including treasury shares) was converted into one share of common stock of Activision Holdings, (ii) each issued and outstanding share of Merger Sub was converted into one share of the Surviving Corporation's common stock, and Merger Sub's corporate existence ceased, and (iii) all of the issued and outstanding shares of Activision Holdings owned by Activision were automatically canceled and retired. As a result of the merger, Activision became a direct, wholly owned subsidiary of Activision Holdings.

                  Immediately following the merger, Activision changed its name to "Activision Publishing, Inc." and Activision Holdings changed its name to "Activision, Inc." The holding company's common stock will continue to trade on The Nasdaq National Market under the symbol ATVI.

                  The conversion of shares of Activision's common stock in the merger occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of outstanding common stock of Activision are deemed to represent the same number of shares of common stock of Activision Holdings. The change to the holding company structure was tax free for federal income tax purposes for stockholders.

                  These transactions had no impact on the Company's consolidated financial statements.

         (c)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                  The Company has two reportable segments: publishing CD-based and cartridge based interactive entertainment and leisure software, and distributing interactive entertainment and leisure products. Publishing relates to the development (both internally and externally), marketing and sale of products owned or controlled by the Company, either directly, by license or through its affiliate label program with third party publishers. Distribution refers to the shipping and sale by the Company's European distribution subsidiaries of other publishers' software and related products to the marketplace. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

         (d)      NARRATIVE DESCRIPTION OF BUSINESS

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

                  FLUCTUATIONS IN QUARTERLY RESULTS; FUTURE OPERATING RESULTS UNCERTAIN; SEASONALITY. The Company's quarterly operating results have varied significantly in the past and will likely vary significantly in the future depending on numerous factors, several of which are not under the Company's control. Such factors include, but are not limited to, demand for products published or distributed by the Company, the size and rate of growth of the interactive entertainment and leisure markets, development and promotional expenses relating to the introduction of new products, changes in operating systems and platforms, product returns, the timing of orders from major customers, delays in shipment, the level of price competition, the timing of product introductions by the Company and its competitors, product life cycles, product defects and other quality problems, the level of the Company's international revenues, and personnel changes. Products are generally shipped as orders are received, and consequently, the Company operates with little or no backlog. Net revenues in any quarter are, therefore, substantially dependent on orders booked and shipped in that quarter.

                  The Company's expenses are based in part on the Company's product development, acquisition and marketing budgets. Many of the costs incurred by the Company to produce and sell its products are expensed as such costs are incurred, which often occurs before a product is released. In addition, a significant portion of the Company's expenses are fixed. As the Company increases its production, acquisition and sales activities, current expenses will increase and, if sales from previously released products are below expectations, net income is likely to be disproportionately affected.

                  Due to all of the foregoing, revenues and operating results for any future quarter are not predictable with any significant degree of accuracy. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

                  The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to consumer buying patterns. Net revenues typically are significantly higher during the fourth calendar quarter, primarily due to the increased demand for consumer software during the year-end holiday buying season. Net revenues and net income in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. On average in the past three fiscal years, the Company has earned approximately 15% of its net revenues in the quarter ending June 30th, 20% in the quarter ending September 30th, 45% in the quarter ending December 31st and 20% in the quarter ending March 31st. The Company expects its net revenues and operating results to continue to reflect significant seasonality.

                  DEPENDENCE ON NEW PRODUCT DEVELOPMENT; PRODUCT DELAYS. The Company's future success depends in part on the timely introduction of successful new products to replace declining revenues from older products. If, for any reason, revenues from new products were to fail to replace declining revenues from older products, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the Company believes that the competitive factors in the marketplace for premium-priced interactive products create the need for higher quality, distinctive products that incorporate increasingly complex technology and sophisticated graphics, sound and other effects and the need to support product releases with increased marketing, resulting in longer development periods and higher development, acquisition and marketing costs. The lack of market acceptance or significant delay in the introduction of, or the presence of a defect in, one or more premium-priced products could have a material adverse effect on the Company's business, operating results and financial condition, particularly in view of the seasonality of the Company's business. Further, because a large portion of a product's revenue generally is associated with initial shipments, the delay of a product introduction expected near the end of a fiscal quarter may have a material adverse effect on operating results for that quarter.

                  The Company has, in the past, experienced significant delays in the introduction of certain new products. The timing and success of interactive entertainment software products remain unpredictable due to the complexity of product development, including the uncertainty associated with technological developments. Although the Company has implemented substantial development controls, there likely will be delays in developing and introducing new products in the future. There can be no assurance that new products will be introduced on schedule, or at all, or that they will achieve market acceptance or generate significant revenues.

                  RELIANCE ON THIRD PARTY DEVELOPERS AND INDEPENDENT CONTRACTORS. The percentage of products published by the Company that are developed by independent third party developers has increased significantly over the last several fiscal years. The Company also utilizes independent contractors for many aspects of products that are developed internally by the Company and its subsidiaries. The Company has less control over the scheduling and the quality of work by independent contractors and third party developers than that of its own employees. A delay in the work performed by independent contractors and third party developers or poor quality of such work may result in product delays. Although the Company intends to continue releasing products that are developed primarily by its own employees and employees of its subsidiaries, the Company's ability to grow its business and its future operating results will depend, in significant part, on the Company's continued ability to initiate and maintain relationships with skilled independent contractors and third party developers. There can be no assurance that the Company will be able to initiate and maintain such relationships successfully in the future.

                  UNCERTAINTY OF MARKET ACCEPTANCE; SHORT PRODUCT LIFE CYCLES. The market for interactive entertainment software platforms and software products has been characterized by shifts in consumer preferences and short life cycles. Consumer preferences for entertainment and leisure software products are difficult to predict and few such products achieve sustained market acceptance. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, that such acceptance will be sustained for any significant period, or that product life cycles will be sufficient to permit the Company to recoup product acquisition, development, marketing and other associated costs. In addition, if market acceptance is not achieved, the Company could be forced to accept substantial product returns to maintain its relationships with retailers and its access to distribution channels. Failure of new products to achieve or sustain market acceptance or product returns in excess of the Company's expectations would have a material adverse effect on the Company's business, operating results and financial condition.

                  PRODUCT CONCENTRATION; DEPENDENCE ON HIT PRODUCTS. The Company derives a significant portion of its revenues from a relatively small number of products released each year. Many of these products have substantial development, production and acquisition costs and marketing budgets. In fiscal 2000 the Company had two products which each accounted for approximately 10% of consolidated net revenues. In fiscal 1998, the Company had one product which accounted for approximately 10% of consolidated net revenues. In fiscal 1999, no single product accounted for greater than 10% of consolidated net revenues. The Company anticipates that a relatively limited number of products will continue, in the aggregate, to produce a disproportionate amount of revenues. Due to this dependence on a limited number of products, the failure of one or more of these products to achieve anticipated results may have a material adverse effect on the Company's business, operating results and financial condition.

                  The Company's strategy also includes as a key component publishing titles that have franchise value, such that sequels, conversions, enhancements and add-on products can be released over time, thereby extending the life of the property in the market. While the focus on franchise properties, if successful, results in extending product life cycles, it also results in the Company depending on a limited number of titles for its revenues. There can be no assurance that the Company's existing franchise titles can continue to be exploited as successfully as in the past. In addition, new products that the Company believes will have potential value as franchise properties may not achieve market acceptance and therefore may not be a basis for future releases.

                  INDUSTRY COMPETITION; COMPETITION FOR SHELF SPACE. The interactive entertainment and leisure industry is intensely competitive. Competition is principally based on product quality and features, the compatibility of products with popular platforms, company or product line brand name recognition, access to distribution channels, marketing effectiveness, reliability and ease of use, price and technical support. Significant financial resources also have become a competitive factor in this industry, principally due to the substantial cost of product development and marketing that is required to support best-selling titles. In addition, competitors with broad product lines and popular titles typically have greater leverage with distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles.

                  The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. The Company's competitors currently include Electronic Arts, Microsoft, Sony, Sega, Nintendo, Havas, Infogrames, Hasbro, THQ, Midway and Eidos, among many others.

                  The interactive entertainment software industry is undergoing significant consolidation which allows the Company's largest competitors to exercise control over a growing number of product lines and increasing concentration of development, financial and technical resources. As the Company's competitors grow stronger and competition increases, significant price pressure, increased production costs and reduced profit margins may result. Prolonged price competition or reduced demand would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

                  Retailers typically have a limited amount of shelf space, and there is intense competition among interactive entertainment and leisure software producers for adequate levels of shelf space and promotional support from retailers. As the number of interactive entertainment and leisure products increase, the competition for shelf space has intensified, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. The Company's products constitute a relatively small percentage of a retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or promote the Company's products with adequate levels of shelf space and promotional support.

                  DEPENDENCE ON DISTRIBUTORS AND RETAILERS; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS. The Company depends on access to retailers and distributors in order to market and sell its products. The loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers could materially adversely affect the Company's business, operating results and financial condition. An increasing focus by companies on inventory management and the maintenance of minimum inventory on-hand levels could affect the buying patterns of our principal distributors and retailers, thereby, resulting in less predictable purchasing patterns. Significant changes in the buying patterns of the Company's major customers could impact the Company's ability to accurately forecast sales and, resultantly, the necessary production to fill such sales, which could have a material adverse effect on the financial condition and results of operations of the Company. Further, certain mass market retailers have established exclusive buying relationships under which such retailers will buy consumer software only from one intermediary. In such instances, the price or other terms on which the Company sells to such retailers may be adversely affected by the terms imposed by such intermediary, or the Company may be unable to sell to such retailers on terms which the Company deems acceptable.

                  Retailers in the computer and software industry have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities. The insolvency or business failure of any significant retailer or other wholesale purchaser of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment. Although the Company has obtained insolvency risk insurance to protect against bankruptcy, insolvency, or liquidation that may occur to its customers, such insurance contains a significant deductible as well as a co-payment obligation, and the policy does not cover all instances of non-payment. In addition, while the Company maintains a reserve for uncollectible receivables that it believes to be adequate, the actual reserve which is maintained may not be sufficient in every circumstance. As a result of the foregoing, a payment default by a significant customer could have a material adverse effect on the Company's business, operating results and financial condition.

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

                  CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS. The consumer software industry is undergoing rapid changes, including evolving industry standards, frequent new platform introductions and changes in consumer requirements and preferences. The introduction of new technologies, including new console systems such as the Sony PlayStation 2, Microsoft X-Box and Nintendo Dolphin technologies that support multi-player on-line games, and new media formats and methods of consumer delivery such as on-line delivery, could render the Company's previously released products obsolete or unmarketable. The development cycle for products utilizing new console platforms, computer operating systems and microprocessors or formats may be significantly longer and more expensive than the Company's current development cycle for products on existing platforms, operating systems, microprocessors and formats and may require the Company to invest resources in products that may not become profitable. There can be no assurance that the mix of the Company's future product offerings will keep pace with technological changes or satisfy evolving consumer preferences, or that the Company will be successful in developing and marketing products for any future operating system or format. Failure to develop and introduce new products and product enhancements in a timely fashion could result in significant product returns and inventory obsolescence and could have a material adverse effect on the Company's business, operating results and financial condition.

                  RISKS ASSOCIATED WITH LEVERAGE. As of March 31, 2000, the Company had outstanding $60.0 million of subordinated convertible notes due 2005. In June 1999, the Company obtained a term loan and revolving credit facility composed of a $25.0 million term loan and up to $100.0 million of revolving credit loans and letters of credit. The proceeds of the term loan, which is due in June 2002, were used to complete the acquisition of Expert Software, Inc. and to pay expenses associated with the acquisition and the financing transaction. The revolving credit facility is used for working capital and general corporate purposes. As of March 31, 2000, there was $20.0 million outstanding under the term loan and $2.5 million outstanding under the revolving credit facility.

                  The term loan and the revolving credit facility are collateralized by substantially all of the assets of the Company and of its US subsidiaries. The facility contains various financial and other covenants that the Company and its subsidiaries must comply with. If the Company were to default under the terms of the credit facility, either as a result of a failure to pay principal or interest when due or as a result of a breach of a financial or other covenant, the lenders could stop providing funds and letters of credit to the Company and could declare an event of default and foreclose on the collateral. This could also result in an acceleration of the subordinated notes. A default by the Company under the revolving credit and term loan facility would materially adversely affect the Company's business and could result in the Company declaring bankruptcy.

                  On June 8, 2000, the Company amended certain of the covenants of its term loan and revolving credit facility. The amended term loan and credit facility permits the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes in accordance with the Company's stock repurchase program (described in Note 15 to the consolidated financial statements), the distribution of "Rights" under the Company's shareholders' rights plan (described in Note 15 to the consolidated financial statements), as well as the reorganization of the Company's organizational structure into a holding company form.

                  LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; RISK OF LITIGATION. The Company holds copyrights on the products, manuals, advertising and other materials owned by it and maintains trademark rights in the ACTIVISION name, the ACTIVISION logo, and the names of the products owned by the Company. The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As is common in the industry, from time to time the Company receives notices from third parties claiming infringement of intellectual property rights of such parties. The Company investigates these claims and responds as it deems appropriate. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company's business, operating results and financial condition.

                  Unauthorized copying and other forms of piracy are common within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition would be adversely effected. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. Further, the Company enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries.

                  DEPENDENCE ON KEY PERSONNEL; COMPETITION WITH INTERNET COMPANIES FOR KEY PERSONNEL. The Company's success depends to a significant extent on the performance and continued service of its senior management and certain key employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. Although the Company enters into term employment agreements with most of its skilled employees and management personnel, there can be no assurance that such employees will not leave the Company or compete against the Company. The Company's failure to attract or retain qualified employees could have a material adverse effect on the Company's business, operating results and financial condition.

                  The Company faces intense competition for talent from highly valued Internet companies. Competition for employees in the interactive software business continues to be intense. Recently, the most intense competition for recruiting and retaining key employees is from Internet companies. The high market valuations, large equity positions for key executives and creative talent and fast stock price appreciation of these companies make their compensation packages attractive to those who already are working in more mature companies. This situation could create difficulty for the Company to compete for the attraction and retention of executive and key creative talent.

                  RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS: CURRENCY FLUCTUATIONS. International sales and licensing accounted for 71%, 66% and 51% of the Company's total revenues in the fiscal years 1998, 1999 and 2000, respectively. The Company intends to continue to expand its direct and indirect sales, marketing and localization activities worldwide. This expansion will require significant management time and attention and financial resources in order to develop adequate international sales and support channels. The Company may not be able to maintain or increase international market demand for its products. International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, currency fluctuations, the costs of transferring and localizing products for foreign markets, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. The Company may not be able to sustain or increase international revenues and the foregoing factors may have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, fluctuations in currency exchange rates may in the future have a material adverse impact on revenues from international sales and licensing and thus the Company's business, operating results and financial condition.

                  RISK OF DEFECTS. Interactive software products such as those offered by the Company frequently contain errors or defects. Despite extensive product testing, in the past the Company has released products with defects and has discovered errors in certain of its product offerings after their introduction. In particular, the PC hardware environment is characterized by a wide variety of non-standard peripherals (such as sound cards and graphics cards) and hardware configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing by the Company, new products or releases may contain errors after commencement of commercial shipments, resulting in a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

                  RISKS ASSOCIATED WITH ACQUISITIONS. As the Company executes acquisitions, it must integrate the operations of its acquired subsidiaries with its previously existing operations. This process, as well as the process of managing new operations, requires substantial management time and effort and diverts the attention of management from other matters. In addition, there is a risk of loss of key employees, customers and vendors of the recently acquired operations as well as existing operations as this process is implemented. The Company may not be successful in integrating these operations.

                  Consistent with the Company's strategy of enhancing its distribution and product development capabilities, the Company intends to continue to pursue acquisitions of companies, intellectual property rights and other assets that can be purchased or licensed on acceptable terms and which the Company believes can be operated or exploited profitably. Some of these transactions could be material in size and scope. While the Company will continually be searching for appropriate acquisition opportunities, the Company may not be successful in identifying suitable acquisitions. If any potential acquisition opportunities are identified, the Company may not be able to consummate such acquisitions and if any such acquisition does occur, it may not enhance the Company's business or be accretive to the Company's earnings. As the interactive entertainment and leisure industry continues to consolidate, the Company faces significant competition in seeking acquisitions and may in the future face increased competition for acquisition opportunities. This may inhibit the Company's ability to complete suitable transactions. Future acquisitions could also divert substantial management time, could result in short term reductions in earnings or special transaction or other charges and may be difficult to integrate with existing operations or assets.

                  The Company may, in the future, issue additional shares of common stock in connection with one or more acquisitions, which may dilute its existing shareholders. The Company's shareholders will not have an opportunity, with respect to most of the Company's future acquisitions, to review the financial statements of the entity being acquired or to evaluate the benefits of the intellectual property rights being purchased or licensed, or to vote on the acquisitions.

                  RISK OF DISTRIBUTION COMPANIES' VENDOR DEFECTIONS; VENDOR CONCENTRATION. The Company's CD Contact, NBG and CentreSoft subsidiaries perform interactive entertainment distribution services in the Benelux territories, Germany and in the United Kingdom, respectively, and, via export, in other European territories for a variety of entertainment software publishers, many of which are competitors of the Company. These services are generally performed under limited term contracts, some of which provide for cancellation in the event of a change of control. While the Company expects to use reasonable efforts to retain these vendors, the Company may not be successful in this regard. The cancellation or non-renewal of one or more of these contracts could have a material adverse effect on the Company's business, operating results and financial condition. Two of CD Contact's third party vendors accounted for 12% and 11%, respectively, of CD Contact's net revenues in fiscal year 2000. The net revenues from each of these vendors represented 1% of consolidated net revenues of the Company for this period. Three of CentreSoft's third party vendors accounted for 25%, 14%, and 10%, respectively, of CentreSoft's net revenues in fiscal year 2000. The net revenues from these vendors represented
         5%, 3% and 2%, respectively, of consolidated net revenues of the Company for this period. Two of NBG's third party vendors accounted for 11% and 10%, respectively, of NBG's net revenues in fiscal year 2000. The net revenues from these vendors each represented 1% of consolidated net revenues of the Company for this period. All other third party vendors contributed less than 10% individually to the respective subsidiary's net revenues.

                  RISKS ASSOCIATED WITH FLUCTUATIONS IN STOCK VALUE. Due to analysts' expectations of continued growth and other factors, any shortfall in earnings could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. As a result of the factors discussed in this report and other factors that may arise in the future, the market price of the Company's common stock historically has been, and may continue to be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer, software, entertainment, media or electronics industries or the securities markets in general.

         STRATEGY

                  The Company's objective is to be a worldwide leader in the development, publishing and distribution of quality interactive entertainment and leisure products that deliver, at each point of the value spectrum, a highly satisfying experience. The Company's strategy includes the following elements:

                  CREATE AND MAINTAIN A BALANCED AND DIVERSIFIED PORTFOLIO OF OPERATIONS. The Company has assembled a large diversified portfolio of development, publishing and distribution operations and relationships which are complementary and, at the same time, reduce the Company's risk of concentration on any one developer, brand, platform, customer or market. The Company has focused historically on the development and publishing of premium products that provide the most sophisticated game play and entertainment experience at the top price point. While the Company will continue to take advantage of its expertise in this area, it has continued to diversify its business operations and product and audience mix. In addition to establishing, primarily through acquisitions, the European distribution business, the Company believes that as a result of its acquisition activities, it has positioned itself as a leading publisher of "value" products for the PC, which are characterized by less sophisticated game play and lower price points. Further, the Company publishes and distributes titles that operate on a variety of platforms (PC, Sony PlayStation, Sega Dreamcast and Nintendo N64 and Gameboy). This diversification helps to reduce the risk of downturn or underperformance in any of the Company's individual operations.

                  CREATE AND MAINTAIN STRONG BRANDS. The Company focuses its development and publishing activities principally on titles that are, or have the potential to become, franchise properties with sustainable consumer appeal and brand recognition. These titles can thereby serve as the basis for sequels, prequels, mission packs, other add-ons and related new titles that can be released over an extended period of time. The Company believes that the publishing and distribution of products based in large part on franchise properties enhances revenue predictability and the probability of high unit volume sales and operating profits. In addition, the Company has entered into a series of strategic partnerships with the owners of intellectual property pursuant to which the Company has acquired the rights to publish titles based on franchises such as STAR TREK, various Disney films such as TOY STORY 2, and Marvel Comic's properties such as SPIDERMAN, X-MEN and BLADE. The Company also has capitalized on the success of its TONY HAWK PRO SKATER products to sign long term agreements with superstars of extreme sports such as Mat Hoffman in BMX pro biking, Kelly Slater in pro surfing and Shaun Palmer in snow boarding.

                  FOCUS ON ON-TIME DELIVERY. The success of the Company's publishing business is dependent, in significant part, on its ability to develop games that will generate high unit volume sales that can be completed in accordance with planned budgets and schedules. In order to increase its ability to achieve this objective, the Company's publishing units have implemented a formal control process for the development of the Company's products. This process includes three key elements: (i) in-depth reviews are conducted for each project at five intervals during the development process by a team that includes several of the Company's highest ranking operating managers; (ii) each project is led by a small team which is given incentives to deliver a high-quality product, on-schedule and within budget; and (iii) day-to-day progress is monitored by a dedicated process manager in order to insure that issues, if any, are promptly identified and addressed in a timely manner.

                  LEVERAGE INFRASTRUCTURE AND ORGANIZATION. The Company is continually striving to reduce its risk and increase its operating leverage and efficiency. For example, the Company has significantly increased its product making capabilities by allocating a larger portion of its product development investments to experienced independent development companies. These companies generally are small firms focused on a particular product type of game, run and owned by individuals who are willing to take development risk by accepting payments based on the completion of fixed performance milestones in exchange for a royalty on the revenue stream of the game after the Company recoups its development costs. The Company also has broadly instituted objective-based reward programs that provide incentives to management and staff to produce results that meet the Company's financial objectives.

                  GROW THROUGH CONTINUED STRATEGIC ACQUISITIONS. The interactive entertainment and leisure industry is consolidating, and the Company believes that success in this industry will be driven in part by the ability to take advantage of scale. Specifically, smaller companies are more capital constrained, enjoy less predictability of revenues and cashflow, lack product diversity and must spread fixed costs over a smaller revenue base. Several industry leaders are emerging that combine the entrepreneurial and creative spirit of the industry with professional management, the ability to access the capital markets and the ability to maintain favorable relationships with strategic developers, property owners and retailers. Through nine completed acquisitions since 1997, the Company believes that it has successfully diversified its operations, its channels of distribution, its development talent pool and its library of titles, and has emerged as one of the industry's leaders.

         PRODUCTS

                  The Company historically has been best known for its action, adventure, strategy and simulation products. With the successful introduction of its TONY HAWK PRO SKATER product, the Company also has become one of the industry leaders in the extreme sport category. The Company also distributes products in other categories such as leisure and role playing. The Company may in the future expand its product offerings into new categories.

                  The Company's current and upcoming releases are based on intellectual property and other character or story rights licensed from third parties, as well as a combination of characters, worlds and concepts derived from the Company's extensive library of titles, and original characters and concepts owned and created by the Company. In publishing products based on licensed intellectual property rights, the Company generally seeks to capitalize on the name recognition, marketing efforts and goodwill associated with the underlying property.

                  In the past year, the Company has entered into a series of long term or multi-product agreements with the owners of intellectual property that is well known throughout the world. In addition to the strategic relationships established by the Company with Disney Interactive for several animated film properties, with Viacom Consumer Products for STAR TREK and with LucasArts Entertainment for STAR WARS and INDIANA JONES, the Company also has entered into long term license agreements with Cabela's for its BIG GAME HUNTER series of products, Marvel Comics for such properties as SPIDERMAN, X-MEN and BLADE, and such superstars of extreme sports as Tony Hawk, Mat Hoffman, Kelly Slater and Shaun Palmer. The Company may not be able to seek out and sustain new long term relationships of similar caliber in the future.

                  In addition to its own internally developed products, the Company publishes and distributes software products for other independent developers and publishers such as id Software, Sony, Sega, Nihilistic Software, and Heuristic Park. As the Company seeks to associate the "ACTIVISION" mark only with the highest quality interactive entertainment products, the Company attempts to be selective in acquiring publishing and distribution rights from third party developers. Such products typically are marketed under the Company's name as well as the name of the original developer. The Company believes that these efforts enable the Company to leverage its investment in worldwide sales and marketing and add a new source of products while balancing the risks inherent in internal product development and production. This activity also allows the Company to enter new product genres more quickly and provide consumers with a wider variety of products.

                  The Company has established itself as a leader in the "value priced" software publishing business with such products as Cabela's BIG GAME HUNTER series. Products published by the Company in this category are generally developed by third parties, often under contract with the Company, and are marketed under the Activision Value and Head Games names.

         PRODUCT DEVELOPMENT AND SUPPORT

                  The Company uses both internal and external resources to develop products. The Company also acquires rights to products through publishing and distribution arrangements with other interactive entertainment and leisure companies.

         INTERNAL DEVELOPMENT

                  The Company's internal development and production groups are located at the Company's operational bases in California, Minnesota, Wisconsin, Florida, the United Kingdom and Japan.

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

         EXTERNAL DEVELOPMENT

                  The Company licenses or acquires software products from independent developers for publishing or distribution by the Company. Acquired titles generally are marketed under the Company's name as well as the name of the original developer. The agreements with developers provide the Company with exclusive publishing and/or distribution rights for a specific period of time for specified platforms and territories. These agreements often grant to the Company the right to publish and/or distribute sequels, conversions, enhancements and add-ons to the product originally being developed and produced by the developer. In consideration for its services, the developer receives a royalty based on net sales of the product that it has developed. Typically, the developer also receives a nonrefundable advance which is recoupable by the Company from the royalties otherwise required to be paid to the developer. The royalty generally is paid in stages, with the payment of each stage tied to the completion of a detailed performance milestone.

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

                  The Company may make, from time to time, an investment and hold a minority equity interest in the third party developer in connection with entertainment software products to be developed by each of these developers for the Company, which the Company believes helps to create a closer relationship between the Company and the developer. In addition to the Company's minority interest in each of Pandemic Studios, Savage Entertainment, Raster Productions and Hammerhead Studios, the Company also acquired a minority equity interest in Gray Matter Studios in connection with the development of a product known as RETURN TO CASTLE WOLFENSTEIN. There can be no assurance that the Company will realize long term benefits from such type of investments or that it will continue to carry such investments at its current value.

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

                  The Company believes that certain of its franchise properties have loyal and devoted audiences who purchase the Company's sequels as a result of dedication to the property and satisfaction from previous product purchases. Marketing of these sequels is therefore directed both toward the established market as well as broader audiences. In marketing titles based on licensed properties, the Company believes that it derives marketing synergies and related benefits from the marketing and promotional activities of the property owners. In marketing titles owned by third party developers, the Company believes that it derives marketing synergies and related benefits from the previously established reputation of and goodwill associated with the developer and/or properties owned by the developer.

         SALES AND DISTRIBUTION

                  DOMESTIC SALES AND DISTRIBUTION. The Company's products are available for sale or rental in thousands of retail outlets domestically. The Company's domestic customers include Best Buy, CompUSA, Computer City, Electronic Boutique, Babbages, WalMart, K-Mart, Target and Toys "R" Us. During fiscal 2000 or fiscal 1999, no single domestic customer accounted for more than 10% of consolidated net revenues.

                  In the United States, the Company's products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores and discount warehouses and mail order companies. The Company believes that a direct relationship with retail accounts results in more effective inventory management, merchandising and communications than would be possible through indirect relationships. The Company has implemented electronic data interchange ("EDI") linkage with many of its retailers to facilitate the placing and shipping of orders. The Company seeks to continue to increase the number of retail outlets reached directly through its internal sales force. The Company utilizes wholesale distributors such as Ingram Micro to service independent channels.

                  INTERNATIONAL SALES AND DISTRIBUTION. The Company conducts its international publishing and distribution activities through offices in the United Kingdom, Germany, France, Australia, Canada, the Netherlands, Belgium and Japan. The Company seeks to maximize its worldwide revenues and profits by releasing high quality foreign language localizations concurrently with the English language releases, whenever practicable, and by continuing to expand the number of direct selling relationships it maintains with key retailers in major territories. As part of the restructuring plan adopted in March 2000, described in Item 7 "Management's Discussion and Analysis of
         Financial Condition and Results of Operations," the Company is in the process of realigning its direct distribution system and restructuring its worldwide distributor relationships, significantly reducing the number of distributors.

                  In November 1997, the Company commenced its European distribution operations through the acquisitions of NBG in Germany and CentreSoft in the United Kingdom. CentreSoft is Sony's exclusive distributor of PlayStation products to the independent channel in the United Kingdom and employs approximately 165 people, including one of the largest entertainment software sales and marketing organizations in that country. In September 1998, the Company acquired CD Contact, a company specializing in the localization and marketing of entertainment software products in the Benelux territories. The assets and personnel of CD Contact have been integrated with the Company's other distribution operations to form the core of Activision's international distribution operations.

                  AFFILIATE LABELS. In addition to its own products, the Company distributes interactive entertainment products that are developed and marketed by other third party publishers through its "affiliate label" programs. The distribution of other publishers' products allows the Company to maximize the efficiencies of its sales force and provides the Company with the ability to better insure adequate shelf presence at retail stores for all of the products that it distributes. It also mitigates the risk associated with a particular title or titles published by Activision failing to achieve expectations. Services provided by the Company under its affiliate label program include order solicitation, in-store marketing, logistics and order fulfillment, sales channel management, as well as other accounting and general administrative functions.

                  During the fiscal year 2000, the Company's affiliate label partners included LucasArts, Psygnosis, Fox Interactive, Interplay, Codemasters, 989 Studios and Encore Entertainment. Each affiliate label relationship is unique and may pertain only to distribution in certain geographic territory such as the United States or Europe and may be further limited only to the specifically named titles or titles operating on specific platforms.

                  OEM SALES AND DISTRIBUTION. The Company seeks to enhance the distribution of its products through licensing arrangements with original equipment manufacturers ("OEMs"). Under these arrangements, one or more of the Company's titles are "bundled" with hardware or peripheral devices sold and distributed by the OEM so that the purchaser of the hardware or device obtains the Company's software as part of the purchase or on a discounted basis. Although it is customary for the Company to receive a lower per unit price on sales through OEM bundle arrangements, the OEM customer makes a high unit volume commitment to the Company with little associated marketing costs. The Company also believes that such arrangements can substantially expand the distribution of its titles to a broader audience. Recent OEM partners include Gateway Computers, Franklin Computers, Logitech, Dell Computers and Diamond

         Multimedia. The Company also enters into OEM transactions through third party software aggregators who resell the Company products to OEM customers. The OEM market has been undergoing radical changes due to the declining prices of personal computers and hardware accessories and the reluctance of hardware manufacturers to produce large inventories. There can be no assurances that the Company will be able to find new or maintain productive relationship with its existing OEM customers. The Company's own OEM subsidiary, TDC, has been negatively impacted by the changes in the OEM market, as further described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         LICENSING AND MERCHANDISING

                  The Company believes that a number of its products have the potential to be exploited in ancillary markets and media, such as product merchandising and traditional entertainment media. The Company seeks opportunities for the exploitation of these ancillary rights directly and through third party agents. Potential opportunities include the publication of strategy guides for selected titles, the adaptation of titles into comic books, novels, television series or motion pictures, and the licensing of product merchandising rights. The Company also has been licensing to third party developers on a selective basis some of its products for development and publishing on platforms, which the Company determines not to be economically viable to exploit with regard to that particular product. In addition, the Company has established "900" telephone numbers through a third party telephone bureau as hint lines for certain of its titles and has realized revenues from the calls made to these numbers. The Company believes that these types of licensing activities and other forms of ancillary exploitation can provide additional sources of revenue and increase the visibility of the title, thereby leading to additional unit sales and greater potential for additional sequels. There can be no assurance that the Company will be successful in exploiting its properties in ancillary markets or media or will continue to license its products for conversion to platforms it does not exploit directly.

         INTERNET

                  The Company believes that there are opportunities for further exploitation of its titles through the Internet, on-line services, and dedicated Internet on-line gaming services. The Company is actively exploring the establishment of on-line game playing opportunities, on-line hint sites and Internet services as a method for realizing additional revenues from its products. There can be no assurance that the Company will be successful in exploiting these opportunities. The Company has been operating its on-line store under a third party fulfillment arrangement with Digital River, where customers can order a wide array of Activision titles.

         HARDWARE LICENSES

                  The Company's console products currently are being developed or published primarily for the Sony PlayStation and PlayStation 2, Sega Dreamcast and Nintendo N64 and Gameboy. In order to maintain general access to the console systems marketplace, the Company has obtained licenses for each of these platforms. Each license allows the Company to create one or more products for the applicable system, subject to certain approval rights as to quality which are reserved by each licensor. Each license also requires that the Company pay the licensor a per unit license fee for each unit manufactured.

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

         COMPETITION

                  The interactive entertainment and leisure industry is intensely competitive and is in the process of substantial consolidation. The availability of significant financial resources has become a major competitive factor in this industry primarily as a result of the increasing development, acquisition, production and marketing budgets required to publish quality titles. In addition, competitors with large product lines and popular titles typically have greater leverage with distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles. See "Factors Affecting Future Performance".

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

         EMPLOYEES

                  As of March 31, 2000, the Company had 775 employees, including 268 in product development, 91 in North American publishing, 67 in corporate finance, operations and administration, 90 in international publishing, and 259 in European distribution activities.

                  As of March 31, 2000, approximately 170 of the Company's full-time employees were subject to term employment agreements with the Company. These agreements generally commit such employees to employment terms of between one and three years from the commencement of their respective agreements. Most of the employees subject to such agreements are executives of the Company or members of the product development, sales or marketing divisions. These individuals perform services to the Company as executives, directors, producers, associate producers, computer programmers, game designers, sales directors and marketing product managers. The execution by the Company of employment agreements with such employees, in the Company's experience, significantly reduces the Company's turnover during the development and production of its entertainment software products and allows the Company to plan more effectively for future development activities.

                  None of the Company's employees are subject to a collective bargaining agreement, and the Company has experienced no labor-related work stoppages.

         FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                  See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of Notes to Consolidated Financial Statements included in Item 8.

ITEM 2.  PROPERTIES

                  The Company's principal corporate, administrative, and product development offices are located in approximately 98,000 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405. The following is a listing of the principal offices maintained by the Company at June 19, 2000:

                  Location of
                  Principal Facilities                    Square Feet        Lease Expiration Date
                  -------------------------------------   -----------------  --------------------------------
                  Santa Monica, California                98,000             April 30, 2007
                  Woodland Hills, California              10,000             April 20, 2005
                  Miami, Florida                          7,000              June 29, 2005
                  Madison, Wisconsin                      13,300             December 31, 2004
                  Eden Prairie, Minnesota                 9,800              September 30, 2005
                  Dallas, Texas                           2,300              February 28, 2003
                  Bentonville, Arkansas                   250                February 28, 2001
                  New York, New York                      500                April 30, 2001
                  Coral Gables, Florida                   20,000             August 29, 2000
                  Middlesex, United Kingdom               10,600             July 23, 2005
                  Birmingham, United Kingdom              81,000             May 20, 2011 - May 31, 2012
                  Birmingham, United Kingdom              43,300             Month to Month
                  Antwerpen, Belgium                      3,200              May 1, 2002
                  Eemnes, The Netherlands                 1,900              January 1, 2001
                  Argenteuil, France                      1,800              December 15, 2006
                  Sydney, Australia                       3,400              September 30, 2000
                  Ismaning, Germany                       4,200              November 30, 2001
                  Burglengenfeld, Germany                 39,000             Owned
                  Tokyo, Japan                            530                July 31, 2001

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                  The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "ATVI."

                  The following table sets forth for the periods indicated the high and low reported closing sale prices for the Company's common stock. As of June 19, 2000, there were approximately 5,000 holders of record of the Company's common stock.

                                                                 High              Low
                                                              -----------       -----------
         Fiscal 1999
         ----------------
                    First Quarter ended June 30, 1998            $11.62          $9.37
                    Second Quarter ended September 30, 1998       13.75           9.37
                    Third Quarter ended December 31, 1998         14.87           8.75
                    Fourth Quarter ended March 31, 1999           13.81           9.75

         Fiscal 2000
         ---------------
                    First Quarter ended June 30, 1999            $14.56          $10.31
                    Second Quarter ended September 30, 1999       17.75           12.63
                    Third Quarter ended December 31, 1999         17.50           13.94
                    Fourth Quarter ended March 31, 2000           17.69           12.06

         Fiscal 2001
         --------------
                    First Quarter through June 19, 2000          $11.13           $6.13

         On June 19, 2000, the reported last sales price for the Company's Common Stock was $6.25.

         DIVIDENDS

                  The Company paid no cash dividends in 2000 or 1999 and does not intend to pay any cash dividends at any time in the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. In addition, the Company's bank credit facility currently prohibits the Company from paying dividends on its common stock. Future dividends, if any, will depend upon the Company's earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

         SALES OF UNREGISTERED EQUITY SECURITIES

                  In May 1999, the Company granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $11.63 per share to Cabela's, Inc. ("Cabela's") in connection with, and as partial consideration for, a license agreement that allows the Company to utilize the Cabela's name in conjunction with certain Activision products. The warrants have a seven year term and vest in annual increments of approximately 14.25%.

                  In June 1999, the Company issued 204,448 shares of its common stock in connection with the acquisition of Elsinore Multimedia, Inc.

                  In September 1999, the Company issued 698,835 shares of its common stock in connection with the acquisition of JCM Productions, Inc. dba Neversoft Entertainment.

                  In December 1999, the Company issued 77,031 shares of its common stock in connection with a 40% equity investment in Gray Matter Studios, formerly known as Video Games West, Inc.

                  None of the shares, warrants, options or shares into which the warrants or options are exercisable were registered under the Securities Act of 1933, as amended (the "Securities Act"), by reason of the exemption under Section 4(2) of the Securities Act. The Company subsequently registered the shares issued in connection with the Elsinore Multimedia, Inc., JCM Productions, Inc. dba Neversoft Entertainment and Gray Matter Studios transactions for resale by the holders thereof.

         REPURCHASE PLAN

                  As of May 9, 2000, the Board of Directors authorized the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes. The shares and notes could be purchased from time to time through the open market or in privately negotiated transactions. The amount of shares and notes purchased and the timing of purchases were based on a number of factors, including the market price of the shares and notes, market conditions, and such other factors as the Company's management deemed appropriate. The Company has financed the purchase of shares with available cash. As of June 19, 2000, the Company has purchased 2.3 million shares of its common stock for approximately $15.0 million.

         SHAREHOLDERS' RIGHTS PLAN

                  On April 18, 2000, the Company's Board of Directors approved a shareholders rights plan (the "Rights Plan"). Under the Rights Plan, each common stockholder at the close of business on April 19, 2000 will receive a dividend of one right for each share of common stock held. Each right represents the right to purchase one one-hundredth (1/100) of a share of the Company's Series A Junior Preferred Stock at an exercise price of $40.00. Initially, the rights are represented by the Company's common stock certificates and are neither exercisable nor traded separately from the Company's common stock. The rights will only become exercisable if a person or group acquires 15% or more of the common stock of the Company, or announces or commences a tender or exchange offer which would result in the bidder's beneficial ownership of 15% or more of the Company's common stock.

                  In the event that any person or group acquires 15% or more of the Company's outstanding common stock each holder of a right (other than such person or members of such group) will thereafter have the right to receive upon exercise of such right, in lieu of shares of Series A Junior Preferred Stock, the number of shares of common stock of the Company having a value equal to two times the then current exercise price of the right. If the Company is acquired in a merger or other business combination transaction after a person has acquired 15% or more the Company's common stock, each holder of a right will thereafter have the right to receive upon exercise of such right a number of the acquiring company's common shares having a market value equal to two times the then current exercise price of the right. For persons who, as of the close of business on April 18, 2000, beneficially own 15% or more of the common stock of the Company, the Rights Plan "grandfathers" their current level of ownership, so long as they do not purchase additional shares in excess of certain limitations.

                  The Company may redeem the rights for $.01 per right at any time until the first public announcement of the acquisition of beneficial ownership of 15% of the Company's common stock. At any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of the Company's common stock, the Company may exchange all or part of the rights for shares of common stock at an exchange ratio of one share of common stock per right. The rights expire on April 18, 2010.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

              The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2000 are derived from the audited consolidated financial statements of the Company. The Consolidated Balance Sheets as of March 31, 2000 and 1999 and the Consolidated Statements of Operations and Statements of Cash Flows for each of the fiscal years in the three-year period ended March 31, 2000, and the report thereon, are included elsewhere in this Form 10-K.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          FISCAL YEARS ENDED MARCH 31,
                                                           ----------------------------------------------------------
                                                                                        RESTATED (1)
                                                                       -----------------------------------------------
                                                              2000        1999        1998         1997        1996
                                                           ----------  ----------  -----------  ----------  ----------
       STATEMENT OF OPERATIONS DATA:
       Net revenues                                          $572,205    $436,526    $312,906      $190,446     $87,561
       Cost of sales - product costs                          319,422     260,041     176,188       103,124      34,034
       Cost of sales - royalties and software
           amortization                                        91,238      36,990      29,840        13,108       7,333
       Income (loss) from operations                         (30,325)      26,667       9,218        11,497       3,264
       Income (loss) before income tax provision             (38,736)      23,636       8,106        11,578       4,872
       Net income (loss)                                     (34,088)      14,891       4,970         7,583       5,908
       Basic earnings (loss) per share                         (1.38)        0.65        0.22          0.36        0.33
       Diluted earnings (loss) per share                       (1.38)        0.62        0.21          0.35        0.31
       Basic weighted average common shares
           outstanding                                         24,691      22,861      22,038        20,961      17,931
       Diluted weighted average common shares
           outstanding                                         24,691      23,932      22,909        21,650      18,993

       SELECTED OPERATING DATA:

       EBITDA (2)                                              15,541     33,155       14,564        15,690       5,974

       CASH (USED IN) PROVIDED BY:

       Operating activities                                    77,389      18,190      31,670         4,984       3,817
       Investing activities                                  (99,547)    (64,331)     (43,814)     (19,617)    (11,515)
       Financing activities                                    42,028       7,220      62,862        11,981     (4,378)

                                                                                AS OF MARCH 31,
                                                           ----------------------------------------------------------
                                                                                          RESTATED
                                                                       -----------------------------------------------
                                                              2000        1999        1998         1997        1996
                                                           ----------  ----------  -----------  ----------  ----------
       BALANCE SHEET DATA:

       Working capital                                       $160,149    $136,355     $115,782     $52,142     $40,067
       Cash and cash equivalents                               49,985      33,037       74,319      23,352      25,827
       Goodwill                                                12,347      21,647       23,473      23,756      19,583
       Total assets                                           309,737     283,345      229,366     132,203      84,737
       Long-term debt                                          73,778      61,143       61,192       5,907       1,222
       Redeemable and convertible preferred stock                   -           -            -       1,500           -
       Shareholders' equity                                   132,009     127,190       97,475      80,321      62,674


     (1) Consolidated financial information for fiscal years 1999 - 1996 has been restated retroactively for the effects of the September 1999 acquisition of Neversoft, accounted for as a pooling of interests. Consolidated financial information for fiscal years 1998 - 1996 has been restated retroactively for the effects of the acquisitions of S.B.F. Services, Limited dba Head Games Publishing and CD Contact Data GmbH, in June 1998 and September 1998, respectively, accounted for as pooling of interests. Consolidated financial information for fiscal years 1997 and 1996 has been restated retroactively for the effects of the acquisitions of

         Raven Software Corporation, NBG EDV Handels - und Verlags GmbH and Combined Distribution (Holdings) Limited in November 1997, August 1997 and November 1997, respectively, accounted for as pooling of interests.

     (2) EBITDA represents income (loss) before interest, income taxes and, depreciation and amortization on property and equipment and goodwill. The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered a substitute for net income, as an indicator of the Company's operating performance, or cash flow or as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading international publisher, developer and distributor of interactive entertainment and leisure products. The Company currently focuses its publishing, development and distribution efforts on products designed for personal computers ("PCs") as well as the Sony PlayStation ("PSX") and PlayStation 2, Sega Dreamcast ("Dreamcast") and Nintendo N64 ("N64") console systems and Nintendo Gameboy handheld game devices. The Company's products span a wide range of genres and target markets.

     The Company distributes its products worldwide through its direct sales forces, through its distribution subsidiaries, and through third party distributors and licensees.

     The Company's financial information as of and for the years ended March 31, 1999 and 1998 has been restated to reflect the effect of pooling of interests transactions as discussed in Item 1 and Item 6 of this Report.

     The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges and returns within certain specified periods and provides price protection on certain unsold merchandise. Revenue from product sales is reflected after deducting the estimated allowance for returns and price protection. Management of the Company estimates the amount of future returns, and price protection based upon historical results and current known circumstances. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery. Per copy royalties on sales that exceed the guarantee are recognized as earned.

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

     Cost of sales-royalties and software amortization represents amounts due developers, product owners and other royalty participants as a result of product sales, as well as amortization of capitalized software development costs. The costs incurred by the Company to develop products are accounted for in accordance with accounting standards that provide for the capitalization of certain software development costs once technological feasibility is established and such costs are determined to be recoverable. Additionally, various contracts are maintained with developers, product owners or other royalty participants, which state a royalty rate, territory and term of agreement, among other items. Commencing upon product release, prepaid royalties are amortized to cost of sales-royalties and software amortization at the contractual royalty rate based on actual net product sales, or on the ratio of current revenues to total projected revenues, whichever is greater and capitalized software costs are amortized to cost of sales-royalties and software amortization on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected revenues, whichever is greater.

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

     The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, platform and channel:

                                                                        Fiscal years ended March 31,
                                               ------------------------------------------------------------------------
                                                                           (In thousands)
                                               ------------------------------------------------------------------------
                                                                                           Restated
                                                                       ------------------------------------------------
                                                       2000                      1999                     1998
                                               ----------------------  -----------------------  -----------------------
Net revenues                                    $ 572,205      100.0%   $  436,526      100.0%   $  312,906      100.0%

Costs and expenses:
     Cost of sales - product costs                319,422       55.8%      260,041       59.6%      176,188       56.3%
     Cost of sales - royalties and software
         amortization                              91,238       15.9%       36,990        8.5%       29,840        9.5%
     Product development                           26,275        4.6%       22,875        5.2%       28,285        9.0%
     Sales and marketing                           93,878       16.4%       66,420       15.2%       47,714       15.3%
     General and administrative                    30,099        5.3%       21,948        5.0%       20,099        6.4%
     Amortization of intangible assets             41,618        7.3%        1,585        0.4%        1,562        0.5%
                                               ----------  ----------  -----------  ----------  -----------  ----------

         Total costs and expenses                 602,530      105.3%      409,859       93.9%      303,688       97.0%
                                               ----------  ----------  -----------  ----------  -----------  ----------

Income (loss) from operations                    (30,325)      (5.3%)       26,667        6.1%        9,218        3.0%

Interest income (expense), net                    (8,411)      (1.5%)      (3,031)      (0.7%)      (1,112)      (0.4%)
                                               ----------  ----------  -----------  ----------  -----------  ----------

     Income (loss) before income tax
     provision                                   (38,736)      (6.8%)       23,636        5.4%        8,106        2.6%

Income tax provision (benefit)                    (4,648)      (0.8%)        8,745        2.0%        3,136        1.0%
                                               ----------  ----------  -----------  ----------  -----------  ----------

Net income (loss)                               $(34,088)      (6.0%)   $   14,891        3.4%   $    4,970        1.6%
                                               ==========  ==========  ===========  ==========  ===========  ==========


NET REVENUES BY TERRITORY:
     United States                              $ 279,165       48.8%   $  149,705       34.3%   $   90,784       29.0%
     Europe                                       277,524       48.5%      278,032       63.7%      208,817       66.7%
     Other                                         15,516        2.7%        8,789        2.0%       13,305        4.3%
                                               ----------  ----------  -----------  ----------  -----------  ----------

     Total net revenues                         $ 572,205      100.0%   $  436,526      100.0%   $  312,906      100.0%
                                               ==========  ==========  ===========  ==========  ===========  ==========

NET REVENUES BY CHANNEL:
     Retailer/Reseller                          $ 545,482       95.3%   $  417,490       95.6%   $  287,801       92.0%
     OEM, Licensing, on-line and other             26,723        4.7%       19,036        4.4%       25,105        8.0%
                                               ----------  ----------  -----------  ----------  -----------  ----------

     Total net revenues                         $ 572,205      100.0%   $  436,526      100.0%   $  312,906      100.0%
                                               ==========  ==========  ===========  ==========  ===========  ==========

ACTIVITY/PLATFORM MIX:
     Publishing:
         Console                                $ 281,204       49.1%   $  111,662       25.6%   $   27,150        8.7%
         PC                                       115,487       20.2%       93,880       21.5%      106,524       34.0%
                                               ----------  ----------  -----------  ----------  -----------  ----------

         Total publishing net revenues          $ 396,691       69.3%     $205,542       47.1%   $  133,674       42.7%
                                               ----------  ----------  -----------  ----------  -----------  ----------

     Distribution:
         Console                                $ 129,688       22.7%   $  156,584       35.9%   $  105,588       33.8%
         PC                                        45,826        8.0%       74,400       17.0%       73,644       23.5%
                                               ----------  ----------  -----------  ----------  -----------  ----------

         Total distribution net revenues        $ 175,514       30.7%   $  230,984       52.9%   $  179,232       57.3%
                                               ----------  ----------  -----------  ----------  -----------  ----------

         Total net revenues                     $ 572,205      100.0%   $ 436,526       100.0%   $  312,906      100.0%
                                               ==========  ==========  ==========  ===========  ===========  ==========

RESULTS OF OPERATIONS - FISCAL YEARS ENDED MARCH 31, 2000 AND 1999

         Net loss for fiscal year 2000 was $34.1 million or $1.38 per diluted share, as compared to net income of $14.9 million or $0.62 per diluted share in fiscal year 1999. The 2000 results were negatively impacted by a strategic restructuring charge totaling $70.2 million, approximately $61.8 million net of tax, or $2.50 per diluted share.

STRATEGIC RESTRUCTURING PLAN

         In the fourth quarter of fiscal 2000, the Company finalized a strategic restructuring plan to accelerate the development and sale of interactive entertainment and leisure products for the next-generation consoles and the Internet. Costs associated with this plan amounted to $70.2 million, approximately $61.8 million net of taxes, and were recorded in the consolidated statement of operations in the fourth quarter of fiscal year 2000 and classified as follows:

Net revenues                                                   $11.7
Cost of sales - royalties and software
         amortization                                           11.9
Product development                                              4.2
General and administrative                                       5.2
Amortization of intangible assets                               37.2
                                                                ----

                                                               $70.2
                                                               =====

         The component of the charge included in amortization of intangible assets represents a write down of intangibles including goodwill, relating to Expert Software, Inc. ("Expert"), one of the Company's value publishing subsidiaries, totaling $26.3 million. The Company is consolidating Expert into Head Games, forming one integrated business unit. As part of this consolidation, the Company is discontinuing substantially all of Expert's product lines, terminating substantially all of Expert's employees and phasing out the use of the Expert name. In addition, a $10.9 million write down of goodwill relating to TDC, an OEM business unit, was recorded. In the past year, the OEM market has gone through radical changes due to price declines of PCs and hardware accessories. The sum of the undiscounted future cash flow of these assets was not sufficient to cover the carrying value of these assets and as such was written down to fair market value.

         The component of the charge included in net revenues and general and administrative expense represents costs associated with the planned termination of a substantial number of third party distributor relationships in connection with the Company's realignment of its worldwide publishing business to leverage its existing sales and marketing organizations and improve the control and management of its products. These actions have resulted in an increase in the allowance for sales returns of $11.7 million and the allowance for doubtful accounts of $3.4 million. The plan also includes a severance charge of $1.2 million for employee redundancies. The plan is expected to be completed by the fourth quarter of fiscal 2001.

         The components of the charge included in cost of sales - royalties and software amortization and product development represent costs to write down certain assets associated with exiting certain product lines and re-evaluating other product lines which resulted in reduced expectations.

NET REVENUES

         Net revenues for the year ended March 31, 2000 increased 31.1% from the same period last year, from $436.5 million to $572.2 million. The increase was due to a 53.2% increase in console net revenues from $268.2 million to $410.9 million, slightly offset by a 4.1% decrease in PC net revenues from $168.3 million to $161.3 million. Domestic net revenues grew 86.5% from $149.7 million to $279.2 million. International net revenues remained fairly constant, increasing 2.2% from $286.8 million to $293.0 million.

         Publishing net revenues for the year ended March 31, 2000 increased 93.0% from $205.5 million to $396.7 million. This increase primarily was due to publishing console net revenues increasing 151.8% from $111.7 million to $281.2 million. The increase in publishing console net revenues was attributable to the release in fiscal 2000 of a larger number of titles that sold well in the marketplace, including Blue Stinger (Dreamcast), Space Invaders (PlayStation, N64 and Gameboy Color) and Toy Story II (PlayStation and N64), Tarzan (N64 and Gameboy), A Bug's Life (N64), Vigilante 8: Second Offense (PlayStation, N64 and Gameboy), WuTang: Shaolin Style (PlayStation) and

Tony Hawk's Pro Skater (PlayStation, N64 and Gameboy). Publishing PC net revenues for the year ended March 31, 2000 increased 23.0% from $93.9 million to $115.5 million. This increase primarily was due to the release of Quake 3 Arena, Cabela's Big Game Hunter III, Star Trek: Hidden Evil, Armada and Soldier of Fortune.

         For the year ended March 31, 2000, distribution net revenues decreased 24.0% from prior fiscal year from $231.0 million to $175.5 million. The decrease was mainly attributable to the pricing reductions initiated by leading retail chains in the United Kingdom (the "UK"), which in turn reduced market share for the independent retail channel in the UK to which the Company's CentreSoft subsidiary is the sole authorized Sony PlayStation distributor, as well as the unfavorable impact of foreign currency translation rates.

         Net OEM licensing, on-line and other revenues for the fiscal year ended March 31, 2000 increased 40.4% from $19.0 million to $26.7 million. The increase was primarily due to an increase in licensing revenues, partially offset by a decrease in OEM revenues. Licensing revenues increased due to an increase in the number of licensing arrangements entered into by the Company during fiscal 2000. OEM revenues decreased due to the radical changes being experienced in the OEM market resulting from declining prices of personal computers and hardware accessories and the reluctance of hardware manufacturers to produce large inventories.

COSTS AND EXPENSES

         Cost of sales - product costs represented 55.8% and 59.6% of net revenues for the year ended March 31, 2000 and 1999, respectively. The decrease in cost of sales - product costs as a percentage of net revenues for the year ended March 31, 2000 was due to the decrease in distribution net revenue, partially offset by a higher publishing console net revenue mix. Distribution products have a higher per unit product cost than publishing products, and console products have a higher per unit product cost than PC products.

         Cost of sales - royalty and software amortization expense represented 15.9% and 8.5% of net revenues for the year ended March 31, 2000 and 1999, respectively. The increase in cost of sales - royalty and software amortization expense as a percentage of net revenues was primarily due to changes in the Company's product mix, with an increase in the number of branded products with higher royalty obligations as compared to the prior fiscal year and increases in amortization expenses relating to the release of a greater number of products with capitalizable development costs. The increase also partially resulted from $11.9 million of write-offs recorded in the fourth quarter of fiscal 2000 relating to the Company's restructuring plan as previously described.

         Product development expenses for the year ended March 31, 2000 increased 14.9% from the same period last year from $22.9 million to $26.3 million. The increase was primarily due to a $4.2 million charge to product development costs relating to the Company's restructuring plan as previously described.

         As a percentage of net revenues, total product creation costs (i.e., royalties and software amortization expense plus product development expenses) increased from 13.7% to 20.5% for the year ended March 31, 2000. Such increases were attributable to the increases in product development costs, as described above.

         Sales and marketing expenses for the year ended March 31, 2000 increased 41.3% from the same period last year, from $66.4 million to $93.9 million, but remained relatively constant as a percentage of net revenues at 16.4% and 15.2% at March 31, 2000 and 1999, respectively. The increase in the amount of sales and marketing expenses primarily was due to an increase in the number of titles released and an increase in television advertising during the final quarter of fiscal 2000 to support the Company's premium titles.

         General and administrative expenses for the year ended March 31, 2000 increased 37.1% from the prior fiscal year, from $21.9 million to $30.1 million. As a percentage of net revenues, general and administrative expenses remained relatively constant at approximately 5%. The increase in the amount of general and administrative expenses was due to an increase in worldwide administrative support needs and headcount related expenses and charges incurred in conjunction with the Company's restructuring plan previously described.

         Amortization of intangibles increased substantially from $1.6 million in fiscal 1999 to $41.6 million in fiscal 2000. This was due to the write-off of goodwill acquired in purchase acquisitions.

OPERATING INCOME (LOSS)

         Operating income (loss) for the year ended March 31, 2000, was $(30.3) million, compared to $26.7 million in fiscal 1999.

         Publishing operating income (loss) for the year ended March 31, 2000 decreased 382.3% to $(35.0) million, compared to $12.4 million in the prior fiscal year. The decrease reflects the charges incurred in conjunction with the Company's restructuring plan as previously described, which predominantly impacted the Company's publishing segment. Distribution operating income for the year ended March 31, 2000 decreased 66.9% to $4.7 million, compared to $14.3 million in the prior fiscal year. The period over period change primarily was due to a decrease in distribution sales and the UK price reductions, as noted earlier.

OTHER INCOME (EXPENSE)

         Interest expense, net of interest income, increased to $8.4 million for the year ended March 31, 2000, from $3.0 million for the year ended March 31, 1999. This increase primarily was the result of interest costs associated with the Company's $125 million term loan and revolving credit facility obtained in June 1999.

PROVISION FOR INCOME TAXES

         The income tax benefit of $4.6 million for the year ended March 31, 2000 reflects the Company's effective income tax rate of approximately 12%. The significant items generating the variance between the Company's effective rate and its statutory rate of 34% are nondeductible goodwill amortization and an increase in the Company's deferred tax asset valuation allowance, partially offset by research and development tax credits. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

RESULTS OF OPERATIONS - FISCAL YEARS ENDED MARCH 31, 1999 AND 1998

NET REVENUES

         Net revenues for the fiscal year ended March 31, 1999 increased 39.5%, from $312.9 million to $436.5 million, over the prior year. The United States and international net revenues increased 64.9%, from $90.8 million to $149.7 million, and 29.1%, from $222.1 million to $286.8 million, respectively, over the prior year. The increase in overall net revenues was composed of a 102.1% increase in console net revenues, from $132.7 million to $268.2 million, partially offset by a 6.6% decrease in PC net revenues, from $180.2 million to $168.3 million, respectively, over the prior year.

         Publishing net revenues for the year ended March 31, 1999 increased 53.8%, from $133.7 million to $205.5 million, over the prior year. Distribution net revenues for the year ended March 31, 1999 increased 28.9%, from $179.2 million to $231.0 million, over the prior year. These increases were primarily attributable to the increases in publishing and distribution console net revenues.

         Publishing console net revenues for the year ended March 31, 1999 increased 311.3%, from $27.2 million to $111.7 million, over the prior year. This increase was primarily attributable to the initial release of Tenchu (PlayStation), Apocalypse (PlayStation), Vigilante 8 (PlayStation and N64), Asteroids (PlayStation), Nightmare Creatures (PlayStation and N64) and Activision Classics (PlayStation). Publishing PC net revenues for the year ended March 31, 1999 decreased 11.9%, from $106.5 million to $93.9 million, over the prior year. This decrease was primarily due to the release of Quake II (Windows
95) in the prior year. Publishing PC initial releases during the year ended March 31, 1999 included Civilization: Call to Power, Cabela's Big Game Hunter, Cabela's Big Game Hunter 2, Asteroids and Sin.

         Distribution console net revenues increased 48.3%, from $105.6 million to $156.6 million, over the prior year. This increase was primarily attributable to an increase in the number of products released for PlayStation and Nintendo N64 and an increase in the Playstation and N64 hardware installed base. Distribution PC net revenues increased 1.0%, from $73.6 million to $74.4 million, over the prior year. Distribution PC net revenues remained relatively constant during this period as the number of new PC titles released by the publishers utilizing the Company's distribution services in each year were approximately the same.

         Net OEM, licensing, on-line and other revenues for the fiscal year ended March 31, 1999 decreased 24.2% to $19.0 million from $25.1 million in the prior year. This decrease was due to the release of fewer PC titles during the fiscal year that were compatible with OEM customers' products.

COSTS AND EXPENSES

         Cost of sales - product costs represented 59.6% and 56.3% of net revenues for the years ended March 31, 1999 and 1998, respectively. The increase in cost of sales - product costs as a percentage of net revenues was due to the increase in the sales mix related to console products. Console products have a higher per unit product cost than PC products.

         Cost of sales - royalties and software amortization expense represented 8.5% and 9.5% of net revenues for the years ended March 31, 1999 and 1998, respectively. The decrease in cost of sales - royalties and software amortization expense as a percentage of net revenues was due to changes in the Company's product mix, with an increase in products with lower royalty obligations as compared to the prior year.

         Product development expenses for the year ended March 31, 1999 decreased 19.1% from the prior year, from $28.3 million to $22.9 million. The decrease in the amount of product development expenses for the year ended March 31, 1999 was primarily due to an increase in capitalizable development costs relating to sequel products being developed on proven engine technologies which have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed" ("SFAS 86").

         As a percentage of net revenues, total product creation costs (i.e., royalties and software amortization expenses plus product development expenses) for the year ended March 31, 1999, decreased to 13.7% from 18.5% in the prior year. This decrease was attributable to decrease in the effective royalty rate, as discussed above, and an increase in development costs capitalized under SFAS 86, also as discussed above.

         Sales and marketing expenses for the year ended March 31, 1999 increased 39.2% from the same period last year, from $47.7 million to $66.4 million. As a percentage of net revenues, sales and marketing expenses remained constant. The increase in the amount of sales and marketing expenses for the year ended March 31, 1999 was primarily due to a significant increase in television advertising and an increase in the number of products released during the current year.

         General and administrative expense for the year ended March 31, 1999 increased 9.2% from the same period last year, from $20.1 million to $21.9 million. As a percentage of net revenues, general and administrative expenses decreased from 6.4% to 5.0%. The period over period increase in the amount of general and administrative expenses primarily was due to an increase in worldwide administrative support needs and headcount related expenses. The decrease as a percentage of net revenues relates primarily to efficiencies gained in controlling fixed costs and the increase in net revenues.

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

PROVISION FOR INCOME TAXES

         The income tax provision of $8.7 million for the year ended March 31, 1999, reflects the Company's effective income tax rate of approximately 37.0%. The significant items generating the variance between the Company's effective rate and its statutory rate of 34% are nondeductible goodwill amortization and an increase in the Company's deferred tax asset valuation allowance, partially offset by research and development tax credits. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the company will generate taxable income sufficient to realize the benefit of deferred tax assets recognized.

QUARTERLY OPERATING RESULTS

     The Company's quarterly operating results have in the past varied significantly and will likely vary significantly in the future, depending on numerous factors, several of which are not under the Company's control. See Item 1 "Business - Certain Cautionary Information" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring." Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     The following table is a comparative breakdown of the Company's quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

                                                                  Quarter ended
                               ------------------------------------------------------------------------------------
                                                                                     Restated
                                                                ---------------------------------------------------
                                March 31, Dec. 31,   Sept. 30,    June 30, March 31,  Dec. 31, Sept. 30,   June 30,
                                 2000 (1)   1999      1999         1999      1999      1998      1998        1998
                               --------------------  --------  ---------  -------------------  ---------  ---------
Net revenues                    $103,838    $268,862 $115,363     $84,142  $115,266   $193,537   $66,182    $61,541
Operating income (loss)         (65,990)      38,241    3,525     (6,101)     9,053     25,873   (2,735)    (5,524)
Net income (loss)               (52,877)      22,301    1,063     (4,575)     5,032     15,736   (2,206)    (3,671)
Basic earnings (loss) per
share                             (2.07)        0.89     0.04      (0.19)      0.22       0.69    (0.10)     (0.16)
Diluted earnings (loss) per
share                             (2.07)        0.75     0.04      (0.19)      0.21       0.61    (0.10)     (0.16)

     (1) See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations Restructuring."

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents increased $17.0 million, from $33.0 million at March 31, 1999 to $50.0 million at March 31, 2000. This was in comparison to a $41.3 million decrease in cash flows in fiscal year 1999 from $74.3 million at March 31, 1998 to $33.0 million at March 31, 1999. This increase in cash in fiscal year 2000 resulted from $77.4 million and $42.0 million provided by operating activities and financing activities, respectively, offset by $99.5 million utilized in investing activities. The increase in cash flows provided by operating activities from fiscal 1999 to fiscal 2000 primarily is due to decreases in accounts receivable trade from March 31, 1999 to March 31, 2000. The increase in cash flows provided by financing activities from fiscal 1999 to fiscal 2000 primarily is due to $22.5 million in proceeds from the issuance of common stock pursuant to employee stock option plans and employee stock purchase plans in fiscal year 2000 and $25.0 million in proceeds from the issuance of the term loan portion of the $125 million U.S. bank credit facility obtained in June 1999. The increase in cash flows used in investing activities from fiscal 1999 to fiscal 2000 primarily is due to $20.5 million of cash expended in connection with the acquisition of Expert in June 1999. Additionally, in fiscal 2000, investments in prepaid royalties and capitalized software costs increased $14.0 million from $60.5 million in fiscal 1999 to $74.5 million in fiscal 2000 in connection with the execution of new license agreements granting the Company long-term rights to intellectual property of third parties, as well as the acquisition of publishing or distribution rights to products being developed by third parties. Comparatively, in fiscal year 1999, only $18.2 million and $7.2 million was provided by cash flows from operating activities and financing activities, respectively, partially offsetting cash used in investing activities of $64.3 million.

     In connection with the Company's purchases of Nintendo N64 hardware and software cartridges for distribution in North America and Europe, Nintendo requires the Company to provide irrevocable letters of credit prior to accepting purchase orders from the Company. Furthermore, Nintendo maintains a policy of not accepting returns of Nintendo N64 hardware and software cartridges. Because of these and other factors, the carrying of an inventory of Nintendo N64 hardware and software cartridges entails significant capital and risk. As of March 31, 2000, the Company had $5.5 million of N64 hardware and software cartridge inventory on hand, which represented approximately 14% of all inventory.

     In December 1997, the Company completed the private placement of $60.0 million principal amount of 6 3/4% convertible subordinated notes due 2005 (the "Notes"). The Notes are convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into common stock,

$.000001 par value, of the Company, at a conversion price of $18.875 per share, (equivalent to a conversion rate of 52.9801 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after January 10, 2001. If redemption occurs prior to December 31, 2003, the Company must pay a premium on such redeemed Notes.

     The Company has a $125.0 million revolving credit facility and term loan with a group of banks (the "U.S. Facility"). The U.S. Facility provides the Company with the ability to borrow up to $100.0 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The $25.0 million term loan portion of the U.S. Facility was used to fund the acquisition of Expert Software, Inc. in June 1999 and to pay costs related to such acquisition and the securing of the U.S. Facility. The term loan has a three year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3%. The revolving portion of the U.S Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75% (weighted average interest rate of approximately 9.50% for the year ending March 31, 2000) and matures June 2002. The Company pays a commitment fee of 1/2% on the unused portion of the revolving line. The U.S. Facility is collateralized by substantially all of the assets of the Company and its U.S. subsidiaries. The U.S. Facility contains various covenants which limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. The Company was in compliance with these covenants as of March 31, 2000. The Company is also required to maintain specified financial ratios related to net worth and fixed charges. As of March 31, 2000, $20.0 million was outstanding under the term loan portion of the U.S. Facility and $2.5 million was outstanding under the revolving portion of the U.S. Facility. No letters of credit were outstanding against the revolving portion of the U.S. Facility at March 31, 2000.

     On June 8, 2000, the Company amended certain of the covenants of its U.S. Facility. The amended term loan and credit facility allows for the purchase by the Company of up to $15.0 million in shares of its common stock as well as its convertible subordinated notes in accordance with the Company's stock repurchase program (described in Note 15 to the consolidated financial statements), the distribution of "Rights" under the Company's shareholders' rights plan (described in Note 15 to the consolidated financial statements), as well as the reorganization of the Company's organizational structure into a holding company form.

     The Company has a revolving credit facility through its CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilder ("NLG") 45 million ($19.4 million) at March 31, 2000, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.25% (weighted average interest rate of 5.5% of March 31, 2000) and matures March 2001. Letters of credit outstanding against the Netherlands Facility at March 31, 2000 were NLG 3.8 million ($1.6 million). The Company had $3.5 million of borrowings outstanding under the Netherlands Facility at March 31, 2000.

     The Company also has revolving credit facilities with its CentreSoft subsidiary located in the United Kingdom, (the "UK Facility") and its NBG subsidiary located in Germany, (the "German Facility"). The UK Facility can be used for working capital requirements and provides for British Pounds ("GBP") 7 million ($11.2 million) of revolving loans and GBP 6 million ($9.6 million) of letters of credit, bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and matures in July 2000. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The Company was in compliance with these covenants as of March 31, 2000. No borrowings were outstanding against the UK facility at March 31, 2000. Letters of credit of GBP 6.0 million ($9.6 million) were outstanding against the UK Facility at March 31, 2000. The German Facility can be used for working capital requirements and provides for revolving loans up to Deutsche Marks ("DM") 4 million ($1.9 million), bears interest at 6.25%, is collateralized by a cash deposit of approximately GBP 650,000 ($1.0 million) made by the Company's CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of March 31, 2000.

     In the normal course of business, the Company enters into contractual arrangements with third parties for the development of products. Under these agreements, the Company commits to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, for contracts in place as of March 31, 2000, the total future minimum contract commitment is approximately $42.9 million, of which $35.0 million, $6.6 million and $1.3 million is scheduled to be paid in fiscal 2001, 2002 and 2003, respectively. Additionally, under the terms of a production financing arrangement, the Company has a commitment to purchase two future PlayStation 2 titles from independent third party developers upon their completion for an estimated $8.4 million. Failure by the developers to complete the project within the contractual time frame or specifications alleviates the Company's commitment.

     The Company historically has financed its acquisitions through the issuance of shares of its common stock. The Company will continue to evaluate potential acquisition candidates as to the benefit they bring to the Company and as to the ability of the Company to make such acquisitions and maintain compliance with its bank facilities.

     In May 2000, the Board of Directors authorized the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes. The shares and notes could be purchased in the open market or in privately negotiated transactions at such times and in such amounts as management deemed appropriate, depending on market conditions and other factors. As of June 19, 2000, the Company has repurchased 2.3 million shares of its common stock for approximately $15.0 million.

     The Company believes that it has sufficient working capital ($160.1 million at March 31, 2000), as well as proceeds available from the U.S. Facility, the UK Facility, the Netherlands Facility and the German Facility, to finance the Company's operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of the development, production, marketing and sale of new products, the acquisition of intellectual property rights for future products from third parties and the repurchase of common stock and notes under the Company's repurchase plan.

INFLATION

     The Company's management currently believes that inflation has not had a material impact on continuing operations.

YEAR 2000

     The Company encountered no significant problems in its critical systems or products sold to customers in the transition to the year 2000. All of the Company's internal systems are functioning normally, and no year 2000 problems have been reported by any of its trading partners. The Company will continue to monitor its systems for any latent issues, but expects no significant year 2000 issues to arise. The Company continues to maintain contingency plans that management believes are adequate and customary to address any unexpected year 2000 problems.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their common currency. The sovereign currencies of the participating countries are scheduled to remain legal tender as denominations of the euro between January 1, 1999 and January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the sovereign currencies, so that the sovereign currencies no longer will be legal tender for any transactions, making conversion to the euro complete. The Company has performed an internal analysis of the possible implications of the euro conversion on the Company's business and financial condition, and has determined that the impact of the conversion will be immaterial to its overall operations. The Company's wholly owned subsidiaries operating in participating countries represented 12% and 19% of the Company's consolidated net revenues for the years ended March 31, 2000 and 1999, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not currently participate in hedging activities or own derivative instruments but plans to adopt SFAS No. 133 beginning April 1, 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from fluctuations in market rates and prices. The Company's market risk exposures primarily include fluctuations in interest rates and foreign currency exchange rates. The Company's market risk sensitive instruments are classified as "other than trading." The Company's exposure to market risk as discussed below includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates or foreign currency exchange rates. The Company's views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.

INTEREST RATE RISK

     The Company has a number of variable rate and fixed rate debt obligations, denominated both in U.S. dollars and various foreign currencies as detailed in
Note 10 to the Consolidated Financial Statements appearing elsewhere in this Annual Report. The Company manages interest rate risk by monitoring its ratio of fixed and variable rate debt obligations in view of changing market conditions. Additionally, in the future, the Company may consider the use of interest rate swap agreements to further manage potential interest rate risk.

     As of March 31, 2000, the carrying value of the Company's variable rate debt was $26.0 million, which includes the U.S. Facility ($22.5 million) and the Netherlands Facility ($3.5 million). As of March 31, 1999, the carrying value of the Company's variable rate debt was $5.5 million, which was composed entirely of the Netherlands Facility. A hypothetical 1% increase in the applicable interest rates of the Company's variable rate debt would increase annual interest expense by approximately $260,000 and $55,000, as March 31, 2000 and 1999, respectively.

     The Company additionally has 6 3/4% convertible subordinated notes (the "Notes") that have a carrying value of $60.0 million and a fair value of $51.6 million as of March 31, 2000. The fair value of the Notes was determined based on quoted market prices. A hypothetical 1% increase in market rate of the Notes would decrease their fair value by approximately $516,000.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company transacts business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP. The volatility of GBP (and all other applicable currencies) will be monitored frequently throughout the coming year . While the Company has not traditionally engaged in foreign currency hedging, the Company may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                      PAGE
                                                                                                      ----
              Independent Auditors' Report                                                            F-1

              Consolidated Balance Sheets as of March 31, 2000 and 1999                               F-2

              Consolidated Statements of Operations for the Years Ended March 31, 2000, 1999
                    and 1998                                                                          F-3

              Consolidated Statements of Changes in Shareholders' Equity for the
                    Years Ended March 31, 2000, 1999 and 1998                                         F-4

              Consolidated Statements of Cash Flows for the Years Ended March
                    31, 2000, 1999 and 1998                                                           F-5

              Notes to Consolidated Financial Statements                                              F-6

              Schedule II-Valuation and Qualifying Accounts and Reserves as of March 31,
                    2000, 1999 and 1998                                                              F-29

              Item 14.  Exhibit Index                                                                F-30

          All other schedules of the Registrant are omitted because of the absence of conditions under which they are required or because the required information is included elsewhere in the financial statements or in the notes thereto.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, entitled "Election of Directors" and "Executive Officers and Key Employees" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, entitled "Executive Compensation" and "Indebtedness of Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, entitled "Certain Relationships and Related Transactions" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.  FINANCIAL STATEMENTS  See Item 8. - Consolidated Financial
                      Statements and Supplementary Data Index for Financial Statements and Schedule on page 32 herein.

                  2. FINANCIAL STATEMENT SCHEDULE The following financial statement schedule of Activision, Inc. for the years ended March 31, 2000, 1999 and 1998 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Activision, Inc.

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

                  3.  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                      Exhibit
                      Number                                   Exhibit
                      ------                                   -------

                      2.1              Agreement and Plan of Merger dated as of June 9, 2000 among
                                       Activision, Inc., Activision Holdings, Inc. and ATVI Merger
                                       Sub, Inc. (incorporated by reference to Exhibit 2.4 of the
                                       Company's Form 8-K filed June 16, 2000).

                      3.1              Amended and Restated Certificate of Incorporation of
                                       Activision Holdings, dated June 1, 2000 (incorporated by
                                       reference to Exhibit 2.5 of the Company's Form 8-K, filed
                                       on June 16, 2000).

                      3.2              Amended and Restated Bylaws of Activision Holdings
                                       (incorporated by reference to Exhibit 2.6 of the Company's
                                       Form 8-K, filed on June 16, 2000).

                      3.3              Certificate of Amendment of Amended and Restated
                                       Certificate of Incorporation of Activision Holdings dated
                                       as of June 9, 2000 (incorporated by reference to Exhibit
                                       2.7 of the Company's Form 8-K, filed on June 16, 2000).

                      4.1              Rights Agreement dated as of April 18, 2000, between the
                                       Company and Continental Stock Transfer & Trust Company,
                                       which includes as exhibits the form of Right Certificates
                                       as Exhibit A, the Summary of Rights to Purchase Series A
                                       Junior Preferred Stock as Exhibit B and the form of
                                       Certificate of Designation of Series A Junior Preferred
                                       Stock of the Company as Exhibit C, (incorporated by
                                       reference to the Company's Registration Statement on Form
                                       8-A, Registration No. 001-15839, filed April 19, 2000).

                      10.1             Mediagenic 1991 Stock Option and Stock Award Plan, as
                                       amended (incorporated by reference to Exhibit 4.1 to the
                                       Company's Registration Statement on Form S-8, Registration
                                       No. 33-63638, filed on December 8, 1995).

                      10.2             Mediagenic 1991 Director Warrant Plan, as amended (incorporated by reference to Exhibit 28.2 to the Company's



                                       Registration Statement on Form S-8, Registration No. 33-63638,
                                       filed on June 1, 1993).

                      10.3             Activision, Inc.  Employee Stock Purchase Plan, as amended,
                                       (incorporated by reference to Exhibit 4.1 of the Company's
                                       Form S-8, Registration No. 333-36272 filed on May 4, 2000).

                      10.4             Activision, Inc. 1998 Incentive Plan (incorporated by
                                       reference to Appendix I of the Company's 1998 Proxy
                                       Statement).

                      10.5             Activision, Inc. 1999 Incentive Plan

                      10.6             Lease Agreement dated as of December 20, 1996, between the
                                       Company and Barclay Curci Investment Company (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q
                                       for the quarter ended December 31, 1996).

                      10.7             Share Exchange Agreement dated November 23, 1997, among the
                                       Company and the holders of all of the issued and
                                       outstanding capital stock of Combined Distribution
                                       (Holdings) Limited (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 5, 1997).

                      10.8             Purchase Agreement dated as of December 16, 1997, among the
                                       Company and Credit Suisse First Boston Corporation, Piper
                                       Jaffray, Inc. and UBS Securities LLC (the "Initial
                                       Purchasers") (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 23, 1997).

                      10.9             Registration Rights Agreement dated as of December 16,
                                       1997, among the Company and the Initial Purchasers
                                       (incorporated by reference to Exhibit 10.2 of the Company's
                                       Form 8-K filed December 23, 1997).

                      10.10            Indenture dated as of December 22, 1997, between the
                                       Company and State Street Bank and Trust Company of
                                       California, N.A., as Trustee (incorporated by reference to
                                       Exhibit 10.3 of the Company's Form 8-K filed December 23,
                                       1997).

                      10.11            Employment agreement dated January 12, 1999 between the
                                       Company and Robert A. Kotick (incorporated by reference to
                                       Exhibit 10.10 of the Company's Form 10-K for the year
                                       ending March 31, 1999).

                      10.12            Employment agreement dated October 19, 1998 between the
                                       Company and Ronald Doornink (incorporated by reference to
                                       Exhibit 10.12 of the Company's Form 10-K for the year
                                       ending March 31, 1999).

                      10.13            Employment agreement dated March 4, 1999 between the
                                       Company and Lawrence Goldberg (incorporated by reference to
                                       Exhibit 10.13 of the Company's Form 10-K for the year
                                       ending March 31, 1999).

                      10.14            Employment agreement dated April 1, 1998 between the
                                       Company and Mitchell Lasky (incorporated by reference to
                                       Exhibit 10.15 of the Company's Form 10-K for the year
                                       ending March 31, 1999).



                      10.15            Employment agreement dated April 1, 1998 between the
                                       Company and Ronald Scott (incorporated by reference to
                                       Exhibit 10.16 of the Company's Form 10-K for the year
                                       ending March 31, 1999).

                      10.16            Service Agreement dated November 24, 1997 between
                                       Combined Distribution (Holdings) Limited and Richard Andrew
                                       Steele (incorporated by reference to Exhibit 10.17 of the
                                       Company's Form 10-K for the year ending March 31, 1999).

                      10.17            Employment agreement dated January 12, 1999 between the
                                       Company and Brian G. Kelly (incorporated by reference to
                                       Exhibit 10.11 of the Company's Form 10-K for the year
                                       ending March 31, 1999).

                      10.18            Articles of Merger dated June 30, 1998 between S.B.F.
                                       Acquisition Corp., a wholly owned subsidiary of the
                                       Company, and S.B.F. Services, Limited dba Head Games
                                       Publishing (incorporated by reference to Exhibit 2.1 of
                                       the Company's Form 8-K, filed on July 2, 1998).

                      10.19            Share Exchange Agreement dated September 29, 1998 by and
                                       between the Company and Mr. Frank d'Oleire, Mrs. Christa
                                       d'Oleire, Ms. Fiona d'Oleire, Ms. Alexa d'Oleire acting as
                                       Dr. d'Oleire Beteiligungsgesellschaft bR, Mr. Martinus J.C.
                                       Bubbert, and Mr. Dennis W. Buis (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed on October
                                       8, 1998).

                      10.20            Amended and Restated Agreement and Plan of Merger dated
                                       April 19, 1999 by and among the Company, Expert Acquisition
                                       Corp. and Expert Software, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K of Expert Software, Inc.,
                                       filed April 29, 1999).

                      10.21            Credit Agreement dated as of June 21, 1999 among the
                                       Company, Head Games Publishing, Inc., Expert Software,
                                       Inc., various financial institutions, PNC Bank, National
                                       Association, as issuing bank, administrative agent and
                                       collateral agent for such financial institutions, and
                                       Credit Suisse First Boston, as syndication agent
                                       (incorporated by reference to Exhibit 10.22 of the
                                       Company's Form 10-K for the year ending March 31, 1999).

                      10.22            Share Exchange Agreement dated as of June 29, 1999, among
                                       the Company, Jill G. Mark and Robert N. Herrick
                                       (incorporated by reference to Exhibit 4.1 of the Company's
                                       Registration Statement on Form S-3, Registration No.
                                       333-85385, filed August 17, 1999).

                      10.23            Agreement and Plan of Reorganization dated as of September
                                       30, 1999, among the Company, Neversoft Entertainment, Inc.,
                                       JCM Productions, Inc., Joel Jewett, Michael West and
                                       Christopher Ward (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3,
                                       Registration No. 333-94509, filed January 12, 2000).

                      10.24            Employment agreement dated July 12, 1999, between the
                                       Company and Mr. Michael Rowe (incorporated by reference to



                                       Exhibit 6.1 of the Company's Form 10-Q for the quarter
                                       ending June 30, 1999).

                      10.25            Employment agreement dated July 12, 1999, between the
                                       Company and Ms. Kathy Vrabek (incorporated by reference to
                                       Exhibit 6.2 of the Company's Form 10-Q for the quarter
                                       ending June 30, 1999).

                      10.26            Amendment to Employment Agreement between Mr. Ronald
                                       Doornink and the Company, dated April 30 1999 (incorporated by reference to Exhibit 6.1 of the Company's Form 10-Q for the quarter ending December 31, 1999).

                      10.27            Employment agreement dated April 7, 2000, between the
                                       Company and Mr. Michael Pole.

                      10.28            First Amendment effective as of  June 8, 2000 to the Credit
                                       Agreement dated June 21, 1999 among the Company, Head Games
                                       Publishing, Inc., Expert Software, Inc., various financial institutions, PNC Bank, National Association as issuing
                                       bank, administrative agent and collateral agent for such
                                       lenders and Credit Suisse First Boston, as syndication
                                       agent.

                      21.1             Principal subsidiaries of the Company.

                      23.1             Independent Auditors' Consent.

                      27.1             Fiscal 1998 Year to Date Financial Data Schedule.

                      27.2             Fiscal 1999 Year to Date Financial Data Schedule.

                      27.3             Fiscal 2000 Year to Date Financial Data Schedule.

         (b) Reports on Form 8-K. There have been no reports on Form 8-K that have been filed by the Company during the last quarter of the fiscal year ending March 31, 2000. The following reports on Form 8-K have been filed by the Company during the first quarter of the fiscal year ending March 31, 2001:

                      1.1 The Company filed a Form 8-K on April 19, 2000, reporting under "Item 5. Other Events" the announcement of the Company's stockholders' rights plan.

                      1.2 The Company filed a Form 8-K on June 16, 2000 reporting under "Item 5. Other Events" the announcement of the organizational restructuring of the Company into a holding company format organizational structure.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2000

ACTIVISION, INC.

By:     /s/  ROBERT A. KOTICK
   ---------------------------------
         (Robert A. Kotick)
        Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     /s/  ROBERT A. KOTICK               Chairman, Chief Executive Officer               June 28, 2000
   ---------------------------------        (Principal Executive Officer) and Director
            (Robert A. Kotick)



By:     /s/  BRIAN G. KELLY                 Co-Chairman and Director                        June 28, 2000
   ---------------------------------
            (Brian G. Kelly)


By:     /s/  WILLIAM J. CHARDAVOYNE         Chief Financial Officer                         June 28, 2000
   ---------------------------------        and Chief Accounting Officer
            (William J. Chardavoyne)

By:     /s/  HAROLD A. BROWN                Director                                        June 28, 2000
   ---------------------------------
            (Harold A. Brown)


By:     /s/  BARBARA S. ISGUR               Director                                        June 28, 2000
   ---------------------------------
            (Barbara S. Isgur)


By:                                         Director                                        June 28, 2000
   ---------------------------------
            (Steven T. Mayer)


By:                                         Director                                        June 28, 2000
   ---------------------------------
          (Robert J. Morgado)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of ACTIVISION, INC. and subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACTIVISION, INC. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended March 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
May 5, 2000,
except as to Note 14,
which is as of June 9, 2000

PART I.  FINANCIAL INFORMATION.
Item I.  Financial Statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                            March 31,        March 31,
                                                                              2000             1999
                                                                         ------------      ------------
                                                                                             Restated
                                                                                           ------------
ASSETS

     Current assets:
         Cash and cash equivalents                                       $     49,985      $     33,037
         Accounts receivable, net of allowances of $31,521 and
             $14,979 at March 31, 2000 and 1999, respectively                 108,108           117,541
         Inventories                                                           40,453            30,931
         Prepaid royalties and capitalized software costs                      31,655            33,503
         Deferred income taxes                                                 14,159             6,383
         Other current assets                                                  19,737             9,965
                                                                         ------------      ------------

              Total current assets                                            264,097           231,360

     Prepaid royalties and capitalized software costs                           9,153            11,513
     Property and equipment, net                                               10,815            10,924
     Deferred income taxes                                                      6,055             2,618
     Goodwill, net                                                             12,347            21,647
     Other assets                                                               7,270             5,283
                                                                         ------------      ------------

              Total assets                                               $    309,737      $    283,345
                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
         Current portion of long-term debt                               $     16,260      $      5,992
         Accounts payable                                                      38,284            43,853
         Accrued expenses                                                      49,404            45,160
                                                                         ------------      ------------

              Total current liabilities                                       103,948            95,005

     Long-term debt, less current portion                                      13,778             1,143
     Convertible subordinated notes                                            60,000            60,000
     Other liabilities                                                              2                 7
                                                                         ------------      ------------

              Total liabilities                                               177,728           156,155
                                                                         ------------      ------------

     Commitments and contingencies

     Shareholders' equity:
         Preferred stock, $.000001 par value, 5,000,000 shares                      -                 -
         authorized, no shares issued at March 31, 2000 and 1999
         Common stock, $.000001 par value, 50,000,000 shares
             authorized, 26,488,260 and 23,803,762 shares issued and
             25,988,260 and 23,303,762 outstanding at March 31, 2000                -                 -
             and 1999, respectively
         Additional paid-in capital                                           151,714           109,251
         Retained earnings (deficit)                                           (8,361)           25,727
         Accumulated other comprehensive loss                                  (6,066)           (2,510)
         Less:  Treasury stock, cost of 500,000 shares                         (5,278)           (5,278)
                                                                         ------------      ------------

              Total shareholders' equity                                      132,009           127,190
                                                                         ------------      ------------

              Total liabilities and shareholders' equity                 $    309,737      $    283,345
                                                                         ============      ============


       The accompanying notes are an integral part of these consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                              For the years ended March 31,
                                                    ------------------------------------------------
                                                                                 Restated
                                                                      ------------------------------
                                                        2000              1999              1998
                                                    ------------      ------------      ------------
Net revenues                                        $    572,205      $    436,526      $    312,906

Costs and expenses:
     Cost of sales - product costs                       319,422           260,041           176,188
     Cost of sales - royalties and software
         amortization                                     91,238            36,990            29,840
     Product development                                  26,275            22,875            28,285
     Sales and marketing                                  93,878            66,420            47,714
     General and administrative                           30,099            21,948            20,099
     Amortization of intangible assets                    41,618             1,585             1,562
                                                    ------------      ------------      ------------

         Total costs and expenses                        602,530           409,859           303,688
                                                    ------------      ------------      ------------

Income (loss) from operations                            (30,325)           26,667             9,218

Interest income (expense), net                            (8,411)           (3,031)           (1,112)
                                                    ------------      ------------      ------------

     Income (loss) before income tax provision           (38,736)           23,636             8,106

Income tax provision (benefit)                            (4,648)            8,745             3,136
                                                    ------------      ------------      ------------

Net income (loss)                                   $    (34,088)     $     14,891      $      4,970
                                                    ============      ============      ============

Basic earnings (loss) per share:
     Net income (loss)                              $      (1.38)     $       0.65      $       0.22
                                                    ============      ============      ============

     Weighted average common shares outstanding           24,691            22,861            22,038
                                                    ============      ============      ============

Diluted earnings (loss) per share:
     Net income (loss)                              $      (1.38)     $       0.62      $       0.21
                                                    ============      ============      ============

     Weighted average common shares outstanding           24,691            23,932            22,909
                                                    ============      ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

     ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                For the years ended March 31, 2000, 1999 and 1998


                                                                     Common Stock           Additional     Retained
                                                              ------------------------       Paid-In       Earnings
(In thousands)                                                    Shares       Amount        Capital      (Deficit)
-------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                                           22,033      $       -     $  79,147     $   6,610
Components of comprehensive income
   Net income for the year                                             -              -             -         4,970
   Foreign currency translation adjustment                             -              -             -             -
     Total comprehensive income                                        -              -             -             -
Issuance of common stock and common stock warrants                    82              -         1,214             -
Issuance of common stock pursuant to employee stock
   option plans                                                      599              -         4,756             -
Issuance of common stock pursuant to employee stock                                   -
   purchase plan                                                      64                          582             -
Tax benefit attributable to employee stock option plans                -              -         1,247             -
Adjustment for change in year-end of pooled subsidiary                 -              -             -          (639)
Conversion of Redeemable Preferred Stock                              87              -         1,286             -
Conversion of Convertible Preferred Stock                             15              -           214             -
Conversion of Subordinated Loan Stock Debentures                     217              -         3,216             -
Issuance of stock to affect business combination                      10              -           163            11
Dividends declared                                                     -              -             -          (116)
                                                               ---------      ---------     ---------     ---------

BALANCE, MARCH 31, 1998                                           23,107              -        91,825        10,836
Components of comprehensive income
   Net income for the year                                             -              -             -        14,891
   Foreign currency translation adjustment                             -              -             -             -
     Total comprehensive income                                        -              -             -             -
Issuance of common stock and common stock warrants                     -              -         3,368             -
Issuance of common stock pursuant to employee stock
   option plans                                                      605              -         5,271             -
Issuance of common stock pursuant to employee stock
   purchase plan                                                      92              -           798             -
Tax benefit attributable to employee stock option plans                -              -         1,059             -
Tax benefit derived from net operating loss carryforward
   utilization                                                         -              -         2,430             -
Conversion of notes payable to common stock                            -              -         4,500             -
                                                               ---------      ---------     ---------     ---------

BALANCE, MARCH 31, 1999                                           23,804              -       109,251        25,727
Components of comprehensive income:
   Net loss for the year                                               -              -             -       (34,088)
   Foreign currency translation adjustment                             -              -             -             -
     Total comprehensive loss
Issuance of common stock and common stock warrants                     -              -         8,529             -
Issuance of common stock pursuant to employee stock
   option plans                                                    2,331              -        21,718             -
Issuance of common stock pursuant to employee stock
   purchase plan                                                      72              -           762             -
Tax benefit attributable to employee stock option plans                -              -         3,017             -
Tax benefit derived from net operating loss carryforward
   utilization                                                         -              -         1,266             -
Acquisitions and investments made with common stock and
   common stock options                                              281              -         7,171             -
                                                               ---------      ---------     ---------     ---------

BALANCE, MARCH 31, 2000                                           26,488      $       -     $ 151,714     $  (8,361)
                                                               =========      =========     =========     =========

                                                                                           Accumulated
                                                                    Treasury Stock             Other
                                                                 ----------------------    Comprehensive  Shareholders'
(In thousands)                                                   Shares        Amount      Income (loss)     Equity
----------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                                             (500)     $  (5,278)     $    (158)     $  80,321
Components of comprehensive income
   Net income for the year                                             -              -              -          4,970
   Foreign currency translation adjustment                             -              -            250            250
                                                                                                            ---------
     Total comprehensive income                                        -              -              -          5,220
                                                                                                            ---------
Issuance of common stock and common stock warrants                     -              -              -          1,214
Issuance of common stock pursuant to employee stock
   option plans                                                        -              -              -          4,756
Issuance of common stock pursuant to employee stock
   purchase plan                                                       -              -              -            582
Tax benefit attributable to employee stock option plans                -              -              -          1,247
Adjustment for change in year-end of pooled subsidiary                 -              -              -           (639)
Conversion of Redeemable Preferred Stock                               -              -              -          1,286
Conversion of Convertible Preferred Stock                              -              -              -            214
Conversion of Subordinated Loan Stock Debentures                       -              -              -          3,216
Issuance of stock to affect business combination                       -              -              -            174
Dividends declared                                                     -              -              -           (116)
                                                               ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1998                                             (500)        (5,278)            92         97,475
Components of comprehensive income
   Net income for the year                                             -              -              -         14,891
   Foreign currency translation adjustment                             -              -         (2,602)        (2,602)
                                                                                                            ---------
     Total comprehensive income                                        -              -              -         12,289
                                                                                                            ---------
Issuance of common stock and common stock warrants                     -              -              -          3,368
Issuance of common stock pursuant to employee stock
   option plans                                                        -              -              -          5,271
Issuance of common stock pursuant to employee stock
   purchase plan                                                       -              -              -            798
Tax benefit attributable to employee stock option plans                -              -              -          1,059
Tax benefit derived from net operating loss carryforward
   utilization                                                         -              -              -          2,430
Conversion of notes payable to common stock                            -              -              -          4,500
                                                               ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1999                                             (500)        (5,278)        (2,510)       127,190
Components of comprehensive income:
   Net loss for the year                                               -              -              -        (34,088)
   Foreign currency translation adjustment                             -              -         (3,556)        (3,556)
                                                                                                            ---------
     Total comprehensive loss                                                                                 (37,644)
                                                                                                            ---------
Issuance of common stock and common stock warrants                     -              -              -          8,529
Issuance of common stock pursuant to employee stock
   option plans                                                        -              -              -         21,718
Issuance of common stock pursuant to employee stock
   purchase plan                                                       -              -              -            762
Tax benefit attributable to employee stock option plans                -              -              -          3,017
Tax benefit derived from net operating loss carryforward
   utilization                                                         -              -              -          1,266
Acquisitions and investments made with common stock and
   common stock options                                                -              -              -          7,171
                                                               ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 2000                                             (500)     $  (5,278)     $  (6,066)     $ 132,009
                                                               =========      =========      =========      =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                    For the years ended March 31,
                                                                           ------------------------------------------------
                                                                                                        Restated
                                                                                             ------------------------------
                                                                               2000              1999              1998
                                                                           ------------      ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                                     $    (34,088)     $     14,891      $      4,970
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
         Deferred income taxes                                                   (4,311)            3,806            (1,327)
         Adjustment for change in fiscal year-end for pooled
            subsidiaries                                                              -                 -              (639)
         Depreciation and amortization                                           45,866             6,488             5,346
         Amortization of prepaid royalties and capitalized
            software costs                                                       78,714            27,055            29,167
         Expense related to common stock warrants                                 5,769               388               200
     Change in assets and liabilities (net of effects of purchases and acquisitions):
         Accounts receivable                                                      9,900           (43,686)          (24,896)
         Inventories                                                             (7,342)          (11,506)           (6,798)
         Other current assets                                                    (7,124)           (8,360)              458
         Other assets                                                               817             1,498               168
         Accounts payable                                                        (8,038)           (6,620)           25,410
         Accrued expenses                                                        (2,770)           34,304              (308)
         Other liabilities                                                           (4)              (68)              (81)
                                                                           ------------      ------------      ------------

     Net cash provided by operating activities                                   77,389            18,190            31,670
                                                                           ------------      ------------      ------------
Cash flows from investing activities:
     Cash paid by Combined Distribution (Holdings) Ltd. to acquire
        CentreSoft (net of cash acquired)                                             -                 -              (812)
     Cash used in purchase acquisitions (net of cash acquired)                  (20,523)                -              (246)
     Investment in prepaid royalties and capitalized software costs             (74,506)          (60,531)          (33,656)
     Capital expenditures                                                        (4,518)           (3,800)           (8,872)
     Other                                                                            -                 -              (228)
                                                                           ------------      ------------      ------------

     Net cash used in investing activities                                      (99,547)          (64,331)          (43,814)
                                                                           ------------      ------------      ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock pursuant to
        employee stock option plans                                              21,718             5,271             4,756
     Proceeds from issuance of common stock pursuant to
        employee stock purchase plan                                                762               798               582
     Dividends paid (Combined Distribution (Holdings) Ltd.)                           -                 -            (1,256)
     Borrowing under line-of-credit agreement                                   361,161             5,300             8,800
     Payment under line-of-credit agreement                                    (355,156)           (5,300)           (8,800)
     Proceeds from term loan                                                     25,000                 -                 -
     Proceeds from issuance of subordinated convertible notes                         -                 -            57,900
     Notes payable, net                                                          (8,102)            1,151               886
     Cash paid to secure line of credit and term loan                            (3,355)                -                 -
     Other                                                                            -                 -                (6)
                                                                           ------------      ------------      ------------

Net cash provided by financing activities                                        42,028             7,220            62,862
                                                                           ------------      ------------      ------------

Effect of exchange rate changes on cash                                          (2,922)           (2,361)              250
                                                                           ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                             16,948           (41,282)           50,968

Cash and cash equivalents at beginning of period                                 33,037            74,319            23,351
                                                                           ------------      ------------      ------------

Cash and cash equivalents at end of period                                 $     49,985      $     33,037      $     74,319
                                                                           ============      ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS

       Activision, Inc. ("Activision" or the "Company") is a leading international publisher, developer and distributor of interactive entertainment and leisure products. The Company's products span a wide range of genres (including action, adventure, extreme sports, strategy and simulation) and target markets (including game enthusiasts, mass market consumers, value buyers and children). In addition to its genre and market diversity, the Company publishes, develops and distributes products for a variety of game platforms and operating systems, including personal computers ("PCs"), the Sony Playstation, Sega Dreamcast and the Nintendo N64 console systems and the Nintendo Gameboy Color handheld device.

       The Company maintains operations in the U.S., Canada, the United Kingdom, France, Germany, Japan, Australia, Belgium and the Netherlands. For fiscal year 2000, international operations contributed approximately 51% of net revenues.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Activision, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company" or "Activision"). All intercompany accounts and transactions have been eliminated in consolidation.

       BASIS OF PRESENTATION

       The consolidated financial statements have been retroactively restated to reflect the poolings of interests of the Company with JCM Productions, Inc. dba Neversoft Entertainment ("Neversoft") in September 1999, S.B.F. Services, Limited dba Head Games Publishing ("Head Games") in June 1998, CD Contact Data GmbH ("CD Contact") in September 1998, Raven Software Corporation ("Raven") in November 1997, NBG EDV Handels - und Verlags GmbH ("NBG") in August 1997 and Combined Distribution (Holdings) Limited ("Centresoft") in November 1997.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash, money markets and short-term investments with original maturities of not more than 90 days.

       The Company's cash and cash equivalents were comprised of the following at March 31, 2000 and 1999 (amounts in thousands):

                                                           March 31,
                                                 -----------------------------
                                                     2000             1999
                                                 ------------     ------------
                 Cash                            $     32,637     $     28,833
                 Money market funds                    17,348              315
                 Short-term debt instruments                -            3,889
                                                 ------------     ------------

                                                 $     49,985     $     33,037
                                                 ============     ============


       CONCENTRATION OF CREDIT RISK

       Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions. At various times during the fiscal years ended March 31, 2000 and 1999, the

       Company had deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") limit at these financial institutions. The Company's customer base includes retail outlets and distributors including consumer electronics and computer specialty stores, discount chains, video rental stores and toy stores in the United States and countries worldwide. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company generally does not require collateral or other security from its customers.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

       CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES: The carrying amounts of these instruments approximate fair value due to their short-term nature.

       LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED NOTES: The carrying amounts of the Company's variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company's fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amount and fair value of the Company's long-term debt and convertible subordinated notes, was $90.0 million and $81.6 million, respectively, as of March 31, 2000.

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

       The Company accounts for prepaid royalties relating to development agreements and capitalized software costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs and prepaid royalties are capitalized once technological feasibility is established. Technological feasibility is evaluated on a product by product basis. For products where proven game engine technology exists, this may occur early in the development cycle. Software development costs are expensed if and when they are deemed unrecoverable. Amounts related to software development which are not capitalized are charged immediately to product development expense.

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

       Commencing upon product release capitalized software development costs are amortized to cost of sales royalties and software amortization on a straight-line basis over the estimated product life (generally one year or less), or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater. Prepaid royalties are amortized to cost of sales - royalties and software amortization commencing upon the product release at the contractual royalty rate based on actual net product sales, or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater. For products that have been released, management evaluates the future recoverability of capitalized amounts on a quarterly basis.

       As of March 31, 2000, prepaid royalties and unamortized capitalized software costs totaled $29.2 million (including $9.2 million classified as non-current) and $11.6 million, respectively. As of March 31, 1999, prepaid royalties and unamortized capitalized software costs totaled $36.2 million (including $11.5 million classified as non-current) and $8.8 million, respectively. Amortization of prepaid royalties and capitalized software costs was $78.7 million, $27.1 million and $29.2 million for the years ended March 31, 2000, 1999 and 1998, respectively. Write-offs of prepaid royalties and capitalized software costs prior to product release were $6.3 million, $2.4 million and $363,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

       INVENTORIES

       Inventories are valued at the lower of cost (first-in, first-out) or market.

       REVENUE RECOGNITION

       The American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for all transactions entered into subsequent to March 31, 1999. The Company has adopted SOP 97-2 and such adoption did not have a material impact on the Company's financial position, results of operations or liquidity. Effective December 15, 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"), which is effective for transactions entered into after March 15, 1999. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The adoption of SOP 98-9 did not have a material impact on the Company's financial position, results of operations or liquidity.

       Product Sales: The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges or return products within certain specified periods and provides price protection on certain unsold merchandise. Management of the Company estimates the amount of future returns, and price protections based upon historical results and current known circumstances. Revenue from product sales is reflected net of the allowance for returns and price protection.

       Software Licenses: For those license agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at delivery. Per copy royalties on sales which exceed the guarantee are recognized as earned.

       ADVERTISING EXPENSES

       The Company expenses advertising and the related costs as incurred. Advertising expenses for the years ended March 31, 2000, 1999 and 1998 were approximately $18.6 million $15.6 million and $6.3 million, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

       GOODWILL AND LONG-LIVED ASSETS

       Cost in excess of the fair value of net assets of companies acquired, goodwill, is being amortized on a straight-line basis over periods ranging from 5 to 20 years. As of March 31, 2000 and 1999, accumulated amortization amounted to $50.8 million and $9.1 million, respectively. The Company accounts for impairment of long-lived assets, including goodwill, in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. In conjunction with its strategic restructuring plan as detailed in Note 3, in the fourth quarter of fiscal 2000, the Company recorded a charge for impairment of goodwill of $37.2 million. See Note 3 for further discussion.

       INTEREST INCOME (EXPENSE)

       Interest income (expense), net is comprised of the following, (amounts in thousands):

                                                            March 31,
                                         ------------------------------------------------
                                             2000              1999              1998
                                         ------------      ------------      ------------
       Interest expense                  $     (9,375)     $     (4,974)     $     (2,223)
       Interest income                            964             1,943             1,111
                                         ------------      ------------      ------------

       Net interest income (expense)     $     (8,411)     $     (3,031)     $     (1,112)
                                         ============      ============      ============

       INCOME TAXES

       The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       FOREIGN CURRENCY TRANSLATION

       All assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates during the period. The resulting translation adjustments are reflected as a component of shareholders' equity.

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

       EARNINGS PER COMMON SHARE

       Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for all periods. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common and common stock equivalent shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents from outstanding stock options and warrants and convertible debt. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants. However, potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which the Company records a net loss.

       STOCK BASED COMPENSATION

       Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. As such, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the option exercise price. On April 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of the grant.

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

       RECLASSIFICATIONS

       Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income (loss), shareholders' equity or cash flows.

2.     ACQUISITIONS

       FISCAL 2000 TRANSACTIONS

       ACQUISITION OF NEVERSOFT

       On September 30, 1999, the Company acquired Neversoft, a privately held console software developer, in exchange for 698,835 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests. Accordingly, the Company has restated the financial statements for all periods prior to the closing of the transaction.

       The following table represents the results of operations of the previously separate companies for the period before the combination was consummated which are included in fiscal year 2000 combined net income
       (loss).

                                                                  Fiscal Year 2000
                                              ----------------------------------------------------------
                                                  Activision           Neversoft              Total
                                              Six Months Ended      Six Months Ended    Six Months Ended
                                                Sept. 30, 1999       Sept. 30, 1999      Sept. 30, 1999
                                              -----------------    ----------------     ----------------
       Revenues                               $      199,505       $              -     $        199,505
       Net income (loss)                      $      (3,028)       $          (484)     $        (3,512)

       ACQUISITION OF ELSINORE MULTIMEDIA

       On June 29,1999, the Company acquired Elsinore Multimedia, Inc. ("Elsinore"), a privately held interactive software development company, in exchange for 204,448 shares of the Company's common stock.

       The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Elsinore have been included in the Company's consolidated financial statements from the date of acquisition. The aggregate purchase price has been allocated to the assets and liabilities acquired, consisting mostly of goodwill of $3.0 million, that is being amortized over a five year period. Proforma statements of operations reflecting the acquisition of Elsinore are not shown, as they would not differ materially from reported results.

       ACQUISITION OF EXPERT SOFTWARE

       On June 22, 1999, the Company acquired all of the outstanding capital stock of Expert Software, Inc. ("Expert"), a publicly held developer and publisher of value-line interactive leisure products, for approximately $24.7 million. The aggregate purchase price of approximately $24.7 million consisted of $20.3 million in cash payable to the former shareholders of Expert, the valuation of employee stock options in the amount of $3.3 million, and other acquisition costs.

       The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Expert have been included in the Company's consolidated financial statements from the date of acquisition.

       The aggregate purchase price was allocated to the fair values of the assets and liabilities acquired as follows (amounts in thousands):


                  Tangible assets          $      4,743
                  Existing products               1,123
                  Goodwill                       28,335
                  Liabilities                   (9,532)
                                           ------------

                                           $     24,669
                                           ============

       However, as more fully described in Note 3, in the fourth quarter of fiscal 2000, the Company implemented a strategic restructuring plan to accelerate the development of games for the next-generation consoles and the Internet. In conjunction with that plan, the Company consolidated Expert and its Head Games subsidiary, forming one integrated business unit in the value software category. As part of this consolidation, the Company discontinued several of Expert's product lines and terminated substantially all of Expert's employees. In addition, the Company will phase-out the use of the Expert name. As a result of these initiatives, the Company incurred a nonrecurring charge of $26.3 million resulting from the write-down of intangibles acquired, including goodwill.

       FISCAL 1999 TRANSACTIONS

       The acquisitions of Head Games and CD Contact were originally treated as immaterial poolings of interests. However, after reviewing the results of operations of the entities, including the materiality and impact on the Company's trends, the Company has restated the financial statements for all periods prior to the closing of each respective transaction.

       ACQUISITION OF HEAD GAMES

       On June 30, 1998, the Company acquired Head Games in exchange for 1,000,000 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests.

       ACQUISITION OF CD CONTACT

       On September 29, 1998, the Company acquired CD Contact in exchange for 1,900,000 shares of the Company's common stock and the assumption of $9.1 million in outstanding debt payable to CD Contact's former shareholders. The debt is evidenced by notes payable which are due on demand and bear interest at approximately 8% per annum. The acquisition was accounted for as a pooling of interests.

       The following table represents the results of operations of the previously separate companies for the periods before the combinations were consummated that are included in the current combined net income of the Company:

                                                                    Fiscal Year 1999
                              --------------------------------------------------------------------------------------------------
                                                     Head Games          CD Contact
                               Activision           Three Months         Six Months           Neversoft              Total
                                Year Ended         Ended June 30,      Ended Sept. 30,       Year Ended             Year Ended
                              March 31, 1999           1998                 1998            March 31, 1998        March 31, 1999
                             --------------       --------------       --------------       --------------        --------------
      Revenues               $      412,225       $        2,195       $       22,065       $           41        $      436,526
      Net income
        (loss)               $       14,194       $          394       $          666       $         (363)       $       14,891

       FISCAL 1998 TRANSACTIONS

       The acquisitions of NBG and Raven were originally accounted for as immaterial poolings of interests. However, after reviewing the results of operations of the entities, including the materiality and impact on the Company's trends, the Company has restated the financial statements for all periods prior to the closing of each respective transaction.

       ACQUISITION OF NBG

       On November 26, 1997, the Company acquired NBG in exchange for 281,206 shares of the Company's common stock. The acquisition was accounted for as a pooling on interests.

       The following table represents the results of operations of the previously separate companies for the periods before the combinations were consummated that are included in the current combined net income of the Company:

                                                                    Fiscal Year 1998
                        -----------------------------------------------------------------------------------------------------------
                          Activision
                        as Previously           NBG           Head Games          CD Contact                             Total
                           Reported         Six Months            Year               Year             Neversoft          Year
                          Year Ended           Ended              Ended              Ended           Year Ended          Ended
                        March 31, 1998    Sept. 30, 1997    March 31, 1998      March 31, 1998     March 31, 1998    March 31, 1998
                        --------------    --------------    --------------      --------------     --------------    --------------
      Revenues          $    259,926      $      7,081       $      3,715       $     41,336       $        848       $    312,906
      Net income
          (loss)        $      5,827      $       (106)      $        (70)      $       (512)      $       (169)      $      4,970

       ACQUISITION OF RAVEN SOFTWARE CORPORATION

       On August 26, 1997, the Company acquired Raven in exchange for 1,040,000 shares of the Company's common stock. The acquisition was accounted for as a pooling on interests.

       ACQUISITION OF CENTRESOFT

       On November 26, 1997, the Company acquired CentreSoft Limited ("CentreSoft") in exchange for 2,787,043 shares and 50,325 options to acquire shares of the Company's common stock. The acquisition of CentreSoft was accounted for in accordance with the pooling of interests method of accounting and, accordingly, the Company's consolidated financial statements were retroactively restated to reflect the effect of the Centresoft acquisition for all periods presented.

3.     STRATEGIC RESTRUCTURING PLAN

       In the fourth quarter of fiscal 2000, the Company finalized a strategic restructuring plan to accelerate the development and sale of interactive entertainment and leisure products for the next-generation consoles and the Internet. Costs associated with this plan amounted to $70.2 million, approximately $61.8 million net of taxes, and were recorded in the consolidated statement of operations in the fourth quarter of fiscal year 2000 and classified as follows:

       Net revenues                                                    $11.7
       Cost of sales - royalties and software
         amortization                                                   11.9
       Product development                                               4.2
       General and administrative                                        5.2
       Amortization of intangible assets                                37.2
                                                                        ----

                                                                       $70.2
                                                                       =====

       The component of the charge included in amortization of intangible assets represents a write down of intangibles including goodwill, relating to Expert Software, Inc. ("Expert"), one of the Company's value publishing subsidiaries, totaling $26.3 million. The Company is consolidating Expert into Head Games, forming one integrated business unit. As part of this consolidation, the Company is discontinuing substantially all of Expert's product lines, terminating substantially all of Expert's employees and phasing out the use of the Expert name. In addition, a $10.9 million write down of goodwill relating to TDC, an OEM business unit, was recorded. In the past year, the OEM market has gone through radical changes due to price declines of PCs and hardware accessories. The sum of the undiscounted future cash flow of these assets was not sufficient to cover the carrying value of these assets and as such was written down to fair market value.

       The component of the charge included in net revenues and general and administrative expense represents costs associated with the planned termination of a substantial number of its third party distributor relationships in connection with the Company's realignment of its worldwide publishing business to leverage its existing sales and marketing organizations and improve the control and management of its products. These actions have resulted in an increase in the allowance for sales returns of $11.7 million and the allowance for doubtful accounts of $3.4 million. The plan also includes a severance charge of $1.2 million for employee redundancies. The plan is expected to be completed by the fourth quarter of fiscal 2001.

       The components of the charge included in cost of sales - royalties and software amortization and product development represent costs to write down certain assets associated with exiting certain product lines and re-evaluating other product lines which resulted in reduced expectations.

4.     INVENTORIES

       The Company's inventories consist of the following (amounts in thousands):

                                                           March 31,
                                                  -----------------------------
                                                      2000              1999
                                                  ------------     ------------
               Purchased parts and components     $      2,857     $      2,326
               Finished goods                           37,596           28,605
                                                  ------------     ------------

                                                  $     40,453     $     30,931
                                                  ============     ============

5.     PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives or the lease term: buildings, 30 years; computer equipment, office furniture and other equipment, 3 years; leasehold improvements, through the life of the lease. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed and any resultant gains or losses are recognized in current operations. Property and equipment was as follows (amounts in thousands):

                                                                       March 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
               Land                                         $        526      $        582
               Buildings                                           2,468               759
               Computer equipment                                 18,670            18,123
               Office furniture and other equipment                5,800             3,523
               Leasehold improvements                              3,229             3,189
                                                            ------------      ------------

                   Total cost of property and equipment           30,693            26,176

               Less accumulated depreciation                     (19,878)          (15,252)
                                                            ------------      ------------

                   Property and equipment, net              $     10,815      $     10,924
                                                            ============      ============

       Depreciation expense for the years ended March 31, 2000, 1999 and 1998 was $4.2 million, $4.9 million and $3.8 million, respectively.

6.     ACCRUED EXPENSES

       Accrued expenses were comprised of the following (amounts in thousands):

                                                                 March 31,
                                                       -----------------------------
                                                           2000             1999
                                                       ------------     ------------
               Accrued royalties payable               $     13,300     $     11,249
               Affiliated label payable                       4,033           11,999
               Accrued selling and marketing costs           10,493            3,082
               Income tax payable                             4,934            5,068
               Accrued interest expense                       1,013            1,013
               Accrued bonus and vacation pay                 5,514            4,473
               Other                                         10,117            8,276
                                                       ------------     ------------

                   Total                               $     49,404     $     45,160
                                                       ============     ============

7.     OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREA

       The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS No. 131") as of April 1, 1998. SFAS No. 131 establishes standards for reporting information about an enterprise's operating segments and related disclosures about its products, geographic areas and major customers.

       The Company publishes, develops and distributes interactive entertainment and leisure products for a variety of game platforms, including PCs, the Sony PlayStation console system, the Nintendo 64 console system and the Sega Dreamcast console system. Based on its organizational structure, the Company operates in two reportable segments: publishing and distribution.

       The Company's publishing segment develops and publishes titles both internally through the studios owned by the Company and externally through third party developers. In the United States, the Company's products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies. The Company conducts its international publishing activities through offices in the United Kingdom, Germany, France, Australia and Japan. The Company's products are sold internationally on a direct to retail basis and through third party distribution and licensing arrangements and through the Company's wholly-owned distribution subsidiaries located in the United Kingdom, the Netherlands and Germany.

       The Company's distribution segment, located in the United Kingdom, the Netherlands and Germany, distributes interactive entertainment software and hardware and provides logistical services for a variety of publishers and manufacturers. A small percentage of distribution sales is derived from Activision-published titles.

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

       Information on the reportable segments for the three years ended March 31, 2000 is as follows:

                                                                    Year ended March 31, 2000
                                                          ----------------------------------------------
                                                            Publishing     Distribution        Total
                                                          -------------    -------------   -------------
       Total segment revenues                             $     396,691    $     175,514   $     572,205
       Revenue from sales between segments                      (40,255)          40,255               -
                                                          -------------    -------------   -------------

       Revenues from external customers                   $     356,436    $     215,769   $     572,205
                                                          =============    =============   =============

       Operating income (loss)                            $     (35,049)   $       4,724   $     (30,325)
                                                          =============    =============   =============

                                                                    Year ended March 31, 1999
                                                          ----------------------------------------------
                                                            Publishing     Distribution        Total
                                                          -------------    -------------   -------------
       Total segment revenues                             $     205,542    $     230,984   $     436,526
       Revenue from sales between segments                      (19,202)          19,202               -
                                                          -------------    -------------   -------------

       Revenues from external customers                   $     186,340    $     250,186   $     436,526
                                                          =============    =============   =============

       Operating income (loss)                            $      12,398    $      14,269   $      26,667
                                                          =============    =============   =============

                                                                    Year ended March 31, 1998
                                                          ----------------------------------------------
                                                            Publishing     Distribution        Total
                                                          -------------    -------------   -------------
       Total segment revenues                             $     133,674    $     179,232   $     312,906
       Revenue from sales between segments                       (7,759)           7,759               -
                                                          -------------    -------------   -------------

       Revenues from external customers                   $     125,915    $     186,991   $     312,906
                                                          =============    =============   =============

       Operating income (loss)                            $       4,376    $       4,842   $       9,218
                                                          =============    =============   =============


       Geographic information for the three years ended March 31, 2000 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows:

                                      Year ended March 31,
                         ----------------------------------------------
                             2000             1999             1998
                         ------------     ------------     ------------
       United States     $    279,165     $    149,705     $     90,784
       Europe                 277,524          278,032          208,817
       Other                   15,516            8,789           13,305
                         ------------     ------------     ------------

       Total             $    572,205     $    436,526     $    312,906
                         ============     ============     ============

       Revenues by platform were as follows:

                                Year ended March 31,
                   ----------------------------------------------
                       2000             1999             1998
                   ------------     ------------     ------------
       Console     $    410,892     $    268,246     $    132,738
       PC               161,313          168,280          180,168
                   ------------     ------------     ------------

       Total       $    572,205     $    436,526     $    312,906
                   ============     ============     ============


8.     COMPUTATION OF EARNINGS PER SHARE

       The following table sets forth the computations of basic and diluted earnings (loss) per share, (amounts in thousands, except per share data):

                                                                      Year ended March 31,
                                                         -----------------------------------------------
                                                             2000              1999             1998
                                                         ------------      ------------     ------------
       NUMERATOR
           Net income (loss)                             $    (34,088)     $     14,891     $      4,970
           Preferred stock dividends                                -                 -             (116)
                                                         ------------      ------------     ------------

           Numerator for basic and diluted earnings
               per share-income available to common      $    (34,088)     $     14,891     $      4,854
               shareholders                              ============      ============     ============


       DENOMINATOR
           Denominator for basic earnings per share-
               weighted average common shares
               outstanding                                     24,691            22,861           22,038

           Effect of dilutive securities:
           Employee stock options                                   -               942              801
           Warrants to purchase common stock                        -               129               70
                                                         ------------      ------------     ------------

           Potential dilutive common shares                         -             1,071              871
                                                         ------------      ------------     ------------

           Denominator for diluted earnings per
               share-weighted average common shares
               outstanding plus assumed conversions            24,691            23,932           22,909
                                                         ============      ============     ============


       Basic earnings (loss) per share                   $      (1.38)     $       0.65     $       0.22
                                                         ============      ============     ============

       Diluted earnings (loss) per share                 $      (1.38)     $       0.62     $       0.21
                                                         ============      ============     ============

       Options to purchase 10,332,000, 2,188,000 and 1,978,000 shares of common stock were outstanding for the years ended March 31, 2000, 1999 and 1998, respectively, but were not included in the calculations of diluted earnings (loss) per share because their effect would be antidilutive. Convertible subordinated notes and convertible preferred stock were not included in the calculations of diluted earnings per share because their effect would be antidilutive.

9.     INCOME TAXES

       Domestic and foreign income (loss) before income taxes and details of the income tax provision (benefit) are as follows (amounts in thousands):

                                                                            Year ended March 31,
                                                          ------------------------------------------------
                                                              2000              1999              1998
                                                          ------------      ------------      ------------
       Income (loss) before income taxes:
           Domestic                                       $    (37,115)     $      5,945      $     (2,483)
           Foreign                                              (1,621)           17,691            10,589
                                                          ------------      ------------      ------------

                                                          $    (38,736)     $     23,636      $      8,106
                                                          ============      ============      ============

       Income tax expense (benefit):
           Current:
                Federal                                   $       (383)     $         37      $      1,133
                State                                              337               124                14
                Foreign                                          2,610             5,456             3,653
                                                          ------------      ------------      ------------

                    Total current                                2,564             5,617             4,800
                                                          ------------      ------------      ------------

           Deferred:
                Federal                                        (10,047)             (418)           (2,679)
                State                                           (1,448)               57              (232)
                                                          ------------      ------------      ------------

                    Total deferred                             (11,495)             (361)           (2,911)
                                                          ------------      ------------      ------------

       Add back benefit credited to additional
           paid-in capital:
           Tax benefit related to stock option
               exercises                                         3,017             1,059             1,247
           Tax benefit related to utilization of pre-
               bankruptcy net operating loss
               carryforwards                                     1,266             2,430                 -
                                                          ------------      ------------      ------------

                                                                 4,283             3,489             1,247
                                                          ------------      ------------      ------------

                                                          $     (4,648)     $      8,745      $      3,136
                                                          ============      ============      ============

       The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

                                                                      Year ended March 31,
                                                       --------------------------------------------------
                                                           2000               1999               1998
                                                       ------------       ------------       ------------
       Federal income tax provision (benefit) at
           statutory rate                                     (34.0%)             34.0%              34.0%
       State taxes, net of federal benefit                     (4.5%)              1.3%              (1.2%)
       Nondeductible amortization                              18.6%               1.7%               4.4%
       Nondeductible merger fees                                0.4%               0.8%               3.6%
       Research and development credits                        (8.6%)             (5.4%)             (5.3%)
       Incremental effect of foreign tax rates                  2.8%              (0.9%)              0.7%
       Increase (reduction) of valuation allowance             13.8%               5.1%                 -
       Other                                                   (0.5%)              0.4%               2.5%
                                                       ------------       ------------       ------------

                                                              (12.0%)             37.0%              38.7%
                                                       ============       ============       ============

       Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset and liability are as follows (amounts in thousands):

                                                            March 31,
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
       Deferred asset:
            Allowance for bad debts               $      1,019      $        942
            Allowance for sales returns                  5,151               144
            Inventory reserve                              799               172
            Vacation & bonus reserve                       763               404
            Royalty reserve                                774             1,649
            Other                                        1,585             1,298
            Tax credit carryforwards                    12,062             6,726
            Net operating loss carryforwards            12,828            10,534
            Amortization & depreciation                  7,055                56
                                                  ------------      ------------
                Deferred asset                          42,036            21,925
                Valuation allowance                    (13,041)           (6,916)
                                                  ------------      ------------

                Net deferred asset                      28,995            15,009
                                                  ------------      ------------

       Deferred liability:
                Capitalized research expenses            7,864             5,512
                State taxes                                917               386
                Deferred compensation                        -               110
                                                  ------------      ------------

                Deferred liability                       8,781             6,008
                                                  ------------      ------------

                Net deferred asset                $     20,214      $      9,001
                                                  ============      ============

       In accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the AICPA, benefits from loss carryforwards arising prior to the Company's reorganization are recorded as additional paid-in capital. During the year ended March 31, 2000, $1.3 million was recorded as additional paid-in capital.

       As of March 31, 2000, the Company's available net operating loss carryforward of $31.8 million and $8.0 million for federal and state purposes, respectively, is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire from 2002 to 2019. The Company has tax credit carryforwards of $8.1 million and $4.0 million for federal and state purposes, respectively, which expire from 2004 to 2019.

       At March 31, 2000, the Company's deferred income tax asset for tax credit carryforwards and net operating loss carryforwards was reduced by a valuation allowance of $13.0 million. Of such valuation allowance, $3.2 million relates to SOP 90-7 which, if realized, will be recorded as additional paid-in capital. Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the deferred tax asset will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

       Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $15.7 million at March 31, 2000. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration.

10.    LONG-TERM DEBT

       BANK LINES OF CREDIT AND OTHER DEBT

       The Company's long-term debt consists of the following (amounts in thousands):

                                                           March 31,
                                                ------------------------------
                                                    2000              1999
                                                ------------      ------------
       U.S. Facility                            $     22,496      $          -
       The Netherlands Facility                        3,509             5,513
       Mortgage notes payable and other                4,033             1,622
                                                ------------      ------------

                                                      30,038             7,135
       Less current portion                          (16,260)           (5,992)
                                                ------------      ------------

       Long-term debt, less current portion     $     13,778      $      1,143
                                                ============      ============

       In June 1999, the Company obtained a $125.0 million revolving credit facility and term loan (the "U.S. Facility") with a group of banks. The U.S. Facility provides the Company with the ability to borrow up to $100.0 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The $25.0 million term loan portion of the U.S. Facility was used to acquire Expert Software, Inc. in June 1999 and to pay costs related to such acquisition and the securing of the U.S. Facility. The term loan has a three year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3%. The revolving portion of the U.S Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75% (weighted average interest rate of approximately 9.50% for the year ended March 31, 2000) and matures June 2002. The Company pays a commitment fee of 1/2% on the unused portion of the revolving line. The U.S. Facility is collateralized by substantially all of the assets of the Company and its U.S. subsidiaries. The U.S. Facility contains various covenants that limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. The Company is also required to maintain specified financial ratios related to net worth and fixed charges. As of March 31, 2000, the Company was in compliance with these covenants. As of March 31, 2000, $20.0 million was outstanding under the term loan portion of the

       U.S. Facility and $2.5 million was outstanding under the revolving portion of the U.S. Facility. No letters of credit were outstanding against the revolving portion of the U.S. Facility at March 31, 2000.

       On June 8, 2000, the Company amended certain of the covenants of its U.S. Facility. The amended U.S. Facility permits the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes in accordance with the Company's stock repurchase program (described in Note 15), the distribution of "Rights" under the Company's shareholders' rights plan (described in Note 15), as well as the reorganization of the Company's organizational structure into a holding company form.

       The Company has a revolving credit facility through its CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 45 million ($19.4 million) and NLG 30 million ($13.0 million) at March 31, 2000 and 1999, respectively, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.25% (weighted average interest rate of 5.5% as of March 31, 2000) and matures March 2001. Letters of credit outstanding under the Netherlands Facility were NLG 3.8 million ($1.6 million) and NLG 17.9 million ($6.9 million) and borrowings outstanding under the Netherlands Facility were $3.5 million and $5.5 million at March 31, 2000 and 1999, respectively.

       The Company also has revolving credit facilities with its Centresoft subsidiary located in the United Kingdom (the "UK Facility") and its NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for British Pounds ("GBP") 7.0 million ($11.2 million) of revolving loans and GBP 6.0 million ($9.6 million) of letters of credit, bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and matures in July 2000. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of March 31, 2000, the Company was in compliance with these covenants. No borrowings were outstanding against the UK facility at March 31, 2000 or 1999. Letters of credit of GBP 6.0 million ($9.6 million) were outstanding against the UK Facility at March 31, 2000 and 1999. As of March 31, 2000, the German Facility provides for revolving loans up to Deutsche Marks ("DM") 4 million ($1.9 million), bears interest at 6.25%, is collateralized by a cash deposit of approximately GBP 650,000 ($1.0 million) made by the Company's CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of March 31, 2000 and 1999.

       Mortgage notes payable relate to the land, office and warehouse facilities of the Company's German and Netherlands subsidiaries. The notes bear interest at 5.45% and 5.35%, respectively, and are collateralized by the related assets. The Netherlands mortgage note payable is due in quarterly installments of NLG 25,000 ($11,725) and matures January 2019. The German mortgage note payable is due in bi-annual installments of DM 145,000 ($70,615) beginning June 2002 and matures December 2019.

       As of March 31, 1999, the Company had a $40.0 million revolving credit and letter of credit facility (the "Prior Facility") with a group of banks. The Prior Facility provided the Company with the ability to borrow funds and issue letters of credit against eligible accounts receivable up to $40.0 million. The Prior Facility was scheduled to expire in October 2001. As of March 31, 1999, the Company had $22.4 million in letters of credit outstanding and no borrowings against the Prior Facility. The Prior Facility was terminated in June 1999 in conjunction with the acquisition of the U.S. Facility.

       Annual maturities of long-term debt are as follows:

                           2001              $16,260
                           2002               10,190
                           2003                  190
                           2004                  190
                           2005                  190
                           Thereafter          3,018
                                             -------

                           Total             $30,038
                                             =======

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

11.    COMMITMENTS AND CONTINGENCIES

       DEVELOPER CONTRACTS

       In the normal course of business, the Company enters into contractual arrangements with third parties for the development of products. Under these agreements, the Company commits to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, for contracts in place as of March 31, 2000, the total future minimum contract commitment is approximately $42.9 million, of which $35.0 million, $6.6 million and $1.3 million is scheduled to be paid in fiscal 2001, 2002 and 2003, respectively.

       Additionally, under the terms of a production financing arrangement, the Company has a commitment to purchase two future PlayStation 2 titles from independent third party developers upon their completion for an estimated $8.4 million. Failure by the developers to complete the project within the contractual time frame or specifications alleviates the Company's commitment.

       LEASE OBLIGATIONS

       The Company leases certain of its facilities under non-cancelable operating lease agreements. Total future minimum lease commitments as of March 31, 2000 are as follows (amounts in thousands):

                Year ending March 31,
                         2001              $      3,950
                         2002                     3,670
                         2003                     3,608
                         2004                     3,594
                         2005                     3,378
                         Thereafter               8,789
                                           ------------

                         Total             $     26,989
                                           ============

       Rent expense under these leases for the years ended March 31, 2000, 1999 and 1998 was approximately $4.4 million, $4.4 million and $3.3 million, respectively.

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

12.    STOCKHOLDERS' EQUITY AND COMPENSATION PLANS

       OPTION PLANS

       The Company sponsors three stock option plans for the benefit of officers, employees, consultants and others.

       The Activision 1991 Stock Option and Stock Award Plan, as amended, (the "1991 Plan") permits the granting of "Awards" in the form of non-qualified stock options, incentive stock options ("ISOs"), stock appreciation rights ("SARs"), restricted stock awards, deferred stock awards and other common stock-based awards. The total number of shares of common stock available for distribution under the 1991 Plan is 7,566,667. The 1991 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 449,000 shares remaining available for grant under the 1991 Plan as of March 31, 2000.

       On September 23, 1998, the stockholders of the Company approved the Activision 1998 Incentive Plan (the "1998 Plan"). The 1998 Plan permits the granting of "Awards" in the form of non-qualified stock options, ISOs, restricted stock awards, deferred stock awards and other common stock-based awards to officers, employees, consultants and others. The total number of shares of common stock available for distribution under the 1998 Plan is 3,000,000. The 1998 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 250,000 shares remaining available for grant under the 1998 Plan as of March 31, 2000.

       On, April 26, 1999, the Board of Directors approved the Activision 1999 Incentive Plan (the "1999 Plan"). The 1999 Plan permits the granting of "Awards" in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards. The total number of shares of common stock available for distribution under the 1999 Plan is 5,000,000. The 1999 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. As of March 31, 2000, there were approximately 3,386,000 shares remaining available for grant under the 1999 Plan.

       The exercise price for Awards issued under the 1991 Plan, 1998 Plan and 1999 Plan (collectively, the "Plans") is determined at the discretion of the Board of Directors (or the Compensation Committee of the Board of Directors), and for ISOs, is not to be less than the fair market value of the Company's common stock at the date of grant, or in the case of non-qualified options, must exceed or be equal to 85% of the fair market value at the date of grant. Options typically become exercisable in installments over a period not to exceed five years and must be exercised within 10 years of the date of grant. However, certain options granted to executives vest immediately. Historically, stock options have been granted with exercise prices equal to or greater than the fair market value at the date of grant.

       DIRECTOR WARRANT PLAN

       The Director Warrant Plan, which expired on December 19, 1996, provided for the automatic granting of warrants ("Director Warrants") to purchase 16,667 shares of common stock to each director of the Company who was not an officer or employee of the Company or any of its subsidiaries. Director Warrants granted under the Director Warrant Plan vest 25% on the first anniversary of the date of grant, and 12.5% each six months thereafter. The expiration of the Plan had no effect on the outstanding Warrants. As of March 31, 2000, there were no shares of common stock available for distribution under the Director Warrant Plan.

       The range of exercise prices for Director Warrants outstanding as of March 31, 2000 was $.75 to $8.50. The range of exercise prices for Director Warrants is wide due to increases and decreases in the Company's stock price over the period of the grants. As of March 31, 2000, 33,300 of the outstanding and vested Director Warrants have a weighted average remaining contractual life of 1.78 years and a weighted average exercise price of $.75; 20,000 of the outstanding and vested Director Warrants have a weighted average remaining contractual life of 4.82 years and a weighted average exercise price of $6.50; and 20,000 of the outstanding and vested Director Warrants have a weighted average remaining contractual life of 4.82 years and a weighted average exercise price of $8.50.

       EMPLOYEE STOCK PURCHASE PLAN

       The Company has an employee stock purchase plan for all eligible employees (the "Purchase Plan"). Under the Purchase Plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or last day of each six-month period (the "Offering Period"). Employees may purchase shares having a value not exceeding 10% of their gross compensation during an Offering Period. Employees purchased 39,002 and 42,093 shares at a price of $10.68 and $9.24 per share during the Purchase Plan's offering period ended September 30, 1999 and 1998, respectively, and 33,440 and 45,868 shares at a price of $10.25 and $8.92 per share during the Purchase Plan's offering period ended March 31, 2000 and 1999, respectively.

       OTHER EMPLOYEE OPTIONS

       On March 23, 1999, 1,000,000 options to purchase common stock were issued to each of Robert A. Kotick, the Company's Chairman and Chief Executive Officer, and Brian G. Kelly, the Company's Co-Chairman. The options were granted in connection with employment agreements between the Company and each of Mr. Kotick and Mr. Kelly dated January 12, 1999. The options vest in five equal annual installments beginning on the date of issuance, have an exercise price of $10.50 per share, and expire on January 12, 2009. At March 31, 2000, 2,000,000 and 800,000 shares were outstanding and exercisable, respectively.

       The Company also issues stock options in conjunction with acquisition transactions. For the year ended March 31, 2000, approximately 174,000 and 148,000 options were outstanding and exercisable, respectively, relating to options issued in conjunction with the acquisitions of Head Games and Expert.

       During the fiscal year ended March 31, 1997, the Company issued warrants to purchase 40,000 shares of the Company's common stock, at exercise prices ranging from $6.59 to $6.91 to two of its outside directors in connection with their election to the Board. Such warrants have vesting terms identical to the Directors Warrants and expire within 10 years. As of March 31, 2000, 40,000 and 29,000 shares with weighted average exercise prices of $12.85 and $12.88 were outstanding and exercisable, respectively.

       Activity of all employee and director options and warrants during the last three fiscal years was as follows (amounts in thousands, except weighted average exercise price amounts):

                                                        2000                    1999                    1998
                                               ----------------------- ----------------------- -----------------------
                                                           Wtd Avg Ex              Wtd Avg Ex              Wtd Avg Ex
                                                 Shares       Price      Shares       Price      Shares       Price
                                               ----------- ----------- ----------- ----------- ----------- -----------
       Outstanding at beginning of year              9,949      $10.54       6,218      $11.47       5,228      $11.69
           Granted                                   3,767       11.52       5,538       10.27       2,776       12.14
           Exercised                                (2,331)       9.15        (605)       8.68        (599)       8.35
           Forfeited                                (1,053)      11.91      (1,202)      15.33      (1,187)      14.45
                                               ----------- ----------- ----------- ----------- ----------- -----------

       Outstanding at end of year                   10,332      $11.07       9,949      $10.54       6,218      $11.47
                                               =========== =========== =========== =========== =========== ===========

       Exercisable at end of year                    4,715      $10.25       4,154      $10.00       2,532       $9.78
                                               =========== =========== =========== =========== =========== ===========

       For the year ended March 31 2000, 2,501,000 options with a weighted average exercise price of $12.88 were granted at an exercise price equal to the fair market value on the date of grant and 705,000 options with a weighted average exercise price of $10.71 were granted at an exercise price greater than fair market value on the date of grant. Additionally, in conjunction with the acquisition of Expert, 561,000 options with a weighted average exercise price of $6.48 were granted at an exercise price less than market value on the date of grant. Options granted to Expert were outside any of the Plans.

       The following tables summarize information about all employee and director stock options and warrants outstanding as of March 31, 2000:

                                                     Outstanding Options                      Exercisable Options
                                      ------------------------------------------------- --------------------------------
                                                          Remaining
                                                          Wtd Avg
                                                         Contractual
                                                            Life           Wtd Avg                          Wtd Avg
                                          Shares         (in years)     Exercise Price      Shares       Exercise Price
                                      --------------- ---------------- ---------------- --------------- ----------------
       Range of exercise prices:
           $0.75 to $5.00                      195             3.49            $3.31             195            $3.31
           $5.01 to $10.00                   2,552             7.25             9.08           1,930             8.92
           $10.01 to $15.00                  6,733             8.51            11.38           2,285            11.12
           $15.01 to $20.00                    849             8.04            16.27             302            16.45
           $20.01 to $23.04                      3             9.23            23.04               3            23.04

       NON-EMPLOYEE WARRANTS

       During the fiscal year ended March 31, 1999, the Company issued the following warrants to purchase an aggregate of 1,000,000 shares of common stock in connection with software license agreements:

                                      Exercise                                                             Expiration
         Warrants          Shares      Price                       Vesting Schedule                           Date
       -------------  ------------  ------------  ----------------------------------------------------------------------
            #1             500,000   $    10.27   Vest ratably over 5 years beginning on date of grant.      9/16/08
            #2             250,000          (a)   Vest ratably over 5 years beginning on 9/16/03.            9/16/08
            #3             250,000   $    12.70   Vest in full on 7/2/99.                                     7/2/08
                      ------------  ------------

           Total         1,000,000
                      ============

       (a) Exercise price will be equal to the average closing price of the Company's common stock on the NASDAQ National Market for the 30 trading days preceding September 16, 2003.

       In May 1999, the Company granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $11.63 per share to Cabela's, Inc. ("Cabela's") in connection with, and as partial consideration for, a license agreement that allows the Company to utilize the Cabela's name in conjunction with certain Activision products. The warrants have a seven year term and vest in annual increments of approximately 14.25%.

       The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk-free rate of 4.77%, a volatility factor of 66% and expected terms as noted above. In accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 96-18 "Accounting for Equity Instruments that are Issued To Other Than Employees for Acquiring or in Connection With Selling Goods or Services" (EITF 96-18), the Company measures the fair value of the securities on the measurement date. The measurement date is the earlier of the date on which the other party's performance is completed or the date of a performance commitment, as defined. The fair value of each warrant is capitalized and amortized to royalty expense when the related product is released and the related revenue is recognized. During fiscal year 2000 and 1999, $5.8 million and $0.4 million, respectively, was amortized and included in royalty expense relating to warrants. No amortization was recognized in 1998.

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

       Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Purchase Plan and Director Warrant Plan and other employee option grants, collectively called "options") granted during fiscal 2000, 1999 and 1998 under the fair value method of that statement. The fair value of options granted in the years ended March 31, 2000, 1999 and 1998 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                         Option Plans and Other
                                            Employee Options             Purchase Plan          Director Warrant Plan
                                       -------------------------- --------------------------- -------------------------
                                         2000     1999     1998     2000     1999     1998     2000     1999     1998
                                       -------- -------- -------- -------- -------- -------- -------- -------- --------
       Expected life (in years)               1      1.5      3.0      0.5      0.5      0.5        1      0.5        -
       Risk free interest rate            6.15%    4.77%    5.62%    6.15%    4.77%    5.62%    6.15%    4.77%        -
       Volatility                           67%      66%      63%      67%      66%      71%      67%      66%        -
       Dividend yield                         -        -        -        -        -        -        -        -        -

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. For options granted during fiscal 2000, the per share weighted average fair value of options with exercise prices equal to market value on date of grant, exercise prices greater than market value and exercise prices less than market value were $5.91, $2.64 and $8.00, respectively. The weighted average estimated fair value of options and warrants granted to employees and directors during the years ended March 31, 1999 and 1998 was $11.12 and $13.47 per share, respectively. The per share weighted average estimated fair value of Employee Stock Purchase Plan shares granted during the years ended March 31, 2000, 1999 and 1998 were $3.35, $2.85 and $2.65, respectively.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (amounts in thousands except for per share information):

                                                                         Year ended March 31,
                                                                  --------------------------------
                                                                     2000       1999       1998
                                                                  ---------- ---------- ----------
              Pro forma net income (loss)                           $(45,355)      $748    $(2,422)
              Pro forma basic earnings per share                       (1.84)      0.01      (0.13)
              Pro forma diluted earnings per share                     (1.84)      0.01      (0.13)

       The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

       EMPLOYEE RETIREMENT PLAN

       The Company has a retirement plan covering substantially all of its eligible employees. The retirement plan is qualified in accordance with
       Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes 5% of each dollar contributed by a participant. The Company's matching contributions to the plan were $46,000, $40,000 and $25,000 during the years ended March 31, 2000, 1999 and 1998, respectively.

12.    SUPPLEMENTAL CASH FLOW INFORMATION

       Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

                                                                            Years ended March 31,
                                                                 ----------------------------------------------
                                                                     2000             1999             1998
                                                                 ------------     ------------     ------------
       Non-cash investing and financing activities:
       Stock and warrants to acquire common stock issued in
           exchange for licensing rights                         $      8,529     $      3,368     $      1,214
       Tax benefit derived from net operating loss
           carryforward utilization                                     1,266            2,430                -
       Tax benefit attributable to stock option exercises               3,017            1,059            1,247
       Subordinated loan stock debentures converted to
           common stock in pooling transaction                              -                -            3,216
       Redeemable preferred stock converted to common
           stock in pooling transaction                                     -                -            1,286
       Convertible preferred stock converted to common stock
           in pooling transaction                                           -                -              214
       Stock issued to effect business combination                      7,171                -              174
       Assumption of debt to effect business combination                    -            9,100                -
       Conversion of notes payable to common stock                          -            4,500                -

       Supplemental cash flow information:
       Cash paid for income taxes                                $      6,333     $      2,814     $      2,174
                                                                 ============     ============     ============

       Cash paid for interest                                    $     10,519     $      5,513     $        675
                                                                 ============     ============     ============

13.      QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

                                                                               Quarter Ended
                                                            ----------------------------------------------------
                                                                                                                         Year
     (Amounts in thousands, except per share data)            June 30     Sept 30       Dec 31       Mar 31 (1)         Ended
                                                            ----------  ----------   -----------    ------------    ------------
         Fiscal 2000 (quarter ended June 30 restated):
              Net revenues                                  $   84,142  $  115,363   $   268,862    $    103,838    $    572,205
              Operating income (loss)                          (6,101)       3,525        38,241        (65,990)        (30,325)
              Net income (loss)                                (4,575)       1,063        22,301        (52,877)        (34,088)
              Basic earnings (loss) per share                   (0.19)        0.04          0.89          (2.07)          (1.38)
              Diluted earnings (loss) per share                 (0.19)        0.04          0.75          (2.07)          (1.38)

              Common stock price per share
                  High                                           14.56       17.75         17.50          17.69           17.75
                  Low                                            10.31       12.63         13.94          12.06           10.31

         Fiscal 1999 (restated):
              Net revenues                                  $   61,541  $   66,182   $   193,537    $   115,266     $   436,526
              Operating income (loss)                          (5,524)     (2,735)        25,873          9,053          26,667
              Net income (loss)                                (3,671)     (2,206)        15,736          5,032          14,891
              Basic earnings (loss) per share                   (0.16)      (0.10)          0.69           0.22            0.65
              Diluted earnings (loss) per share                 (0.16)      (0.10)          0.61           0.21            0.62

              Common stock price per share
                  High                                           11.62       13.75         14.87          13.81           14.87
                  Low                                             9.37        9.37          8.75           9.75            8.75

       (1) In the fourth quarter of fiscal 2000, the Company initiated a strategic restructuring which resulted in additional costs of $70.2 million reflected in the consolidated statement of operations in the fourth quarter. See Note 3, "Strategic Restructuring Plan."

14.    ORGANIZATIONAL STRUCTURE

       Effective June 9, 2000, Activision reorganized into a holding company form of organizational structure, whereby Activision Holdings, Inc., a Delaware corporation ("Activision Holdings"), became the holding company for Activision and its subsidiaries. The new holding company organizational structure will allow Activision to manage its entire organization more effectively and broadens the alternatives for future financings.

       The holding company organizational structure was effected by a merger conducted pursuant to Section 251 (g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations. In the merger, ATVI Merger Sub, Inc., a Delaware corporation, organized for the purpose of implementing the holding company organizational structure,(the "Merger Sub"), merged with and into Activision with Activision as the surviving corporation (the "Surviving Corporation"). Prior to the merger, Activision Holdings was a direct, wholly-owned subsidiary of Activision and Merger Sub was a direct, wholly owned subsidiary of Activision Holdings. Pursuant to the merger, (i) each issued and outstanding share of common stock of Activision (including treasury shares) was converted into one share of common stock of Activision Holdings, (ii) each issued and outstanding share of Merger Sub was converted into one share of the Surviving Corporation's common stock, and Merger Sub's corporate existence ceased, and (iii) all of the issued and outstanding shares of Activision Holdings owned by Activision were automatically canceled and retired. As a result of the merger, Activision became a direct, wholly owned subsidiary of Activision Holdings.

       Immediately following the merger, Activision changed its name to "Activision Publishing, Inc." and Activision Holdings changed its name to "Activision, Inc." The holding company's common stock will continue to trade on The Nasdaq National Market under the symbol ATVI.

       The conversion of shares of Activision's common stock in the merger occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of outstanding common stock of Activision are deemed to represent the same number of shares of common stock of Activision Holdings. The change to the holding company structure was tax free for federal income tax purposes for stockholders.

       These transactions had no impact on the Company's consolidated financial statements.

15.    SUBSEQUENT EVENTS -- UNAUDITED

       REPURCHASE PLAN

       As of May 9, 2000, the Board of Directors authorized the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes. The shares and notes could be purchased from time to time through the open market or in privately negotiated transactions. The amount of shares and notes purchased and the timing of purchases was based on a number of factors, including the market price of the shares and shares, market conditions, and such other factors as the Company's management deemed appropriate. The Company has financed the purchase of shares with available cash. As of June 19, 2000, the Company has repurchased 2.3 million shares of its common stock for approximately $15.0 million.

       SHAREHOLDERS' RIGHTS PLAN

       On April 18, 2000, the Company's Board of Directors approved a shareholders rights plan (the "Rights Plan"). Under the Rights Plan, each common stockholder at the close of business on April 19, 2000, will receive a dividend of one right for each share of common stock held. Each right represents the right to purchase one one-hundredth (1/100) of a share of the Company's Series A Junior Preferred Stock at an exercise price of $40.00. Initially, the rights are represented by the Company's common stock certificates and are neither exercisable nor traded separately from the Company's common stock. The rights will only become exercisable if a person or group acquires 15% or more of the common stock of the Company, or announces or commences a tender or exchange offer which would result in the bidder's beneficial ownership of 15% or more of the Company's common stock.

       In the event that any person or group acquires 15% or more of the Company's outstanding common stock each holder of a right (other than such person or members of such group) will thereafter have the right to receive upon exercise of such right, in lieu of shares of Series A Junior Preferred Stock, the number of shares of common stock of the Company having a value equal to two times the then current exercise price of the right. If the Company is acquired in a merger or other business combination transaction after a person has acquired 15% or more the Company's common stock, each holder of a right will thereafter have the right to receive upon exercise of such right a number of the acquiring company's common shares having a market value equal to two times the then current exercise price of the right. For persons who, as of the close of business on April 18, 2000, beneficially own 15% or more of the common stock of the Company, the Rights Plan "grandfathers" their current level of ownership, so long as they do not purchase additional shares in excess of certain limitations.

       The Company may redeem the rights for $.01 per right at any time until the first public announcement of the acquisition of beneficial ownership of 15% of the Company's common stock. At any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of the Company's common stock, the Company may exchange all or part of the rights for shares of common stock at an exchange ratio of one share of common stock per right. The rights expire on April 18, 2010.

       As discussed in Note 10, the Company obtained an amendment to its U.S. Facility relating to the Rights Plan and the Company's stock repurchase plan.

                                                                     SCHEDULE II

                        ACTIVISION, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                   COL. A                           COL. B            COL. C            COL. D            COL. E
                   ------                           ------            ------            ------            ------
                                                  Balance at
                                                 Beginning of                                         Balance at End
                 Description                        Period         Additions(A)     Deductions (B)      of Period
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Year ended March 31, 2000
         Allowance for sales returns,
             price protection and doubtful
             accounts                                    14,979            97,362            80,820            31,521

         Deferred tax valuation allowance                 6,916             6,125                 -            13,041

Year ended March 31, 1999 (Restated)

         Allowance for sales returns,
             price protection and doubtful
             accounts                                    15,582            53,773            54,376            14,979

         Deferred tax valuation allowance                 8,107             1,239             2,430             6,916

Year ended March 31, 1998 (Restated)

         Allowance for sales returns,
             price protection and doubtful
             accounts                                     7,674            39,437            31,529            15,582

         Deferred tax valuation allowance                 8,107                 -                 -             8,107

(A) Includes increases in allowance for sales returns, price protection and doubtful accounts due to normal reserving terms and allowance accounts acquired in conjunction with acquisitions.

(B) Includes actual write-offs of uncollectible accounts receivable or sales returns and price protection, recoveries of previously written off receivables and foreign currency translation adjustments.

                                                   EXHIBIT INDEX

ITEM 14(a).  EXHIBITS.

     Exhibit                                                                                           Sequential Page
     Number           Exhibit                                                                               Number
     ------           -------                                                                               ------
     2.1              Agreement and Plan of Merger dated as of June 9, 2000 among
                      Activision, Inc., Activision Holdings, Inc. and ATVI Merger
                      Sub, Inc. (incorporated by reference to Exhibit 2.4 of the
                      Company's Form 8-K filed June 16, 2000).

     3.1              Amended and Restated Certificate of Incorporation of Activision
                      Holdings, dated June 1, 2000 (incorporated by reference to Exhibit
                      2.5 of the Company's Form 8-K, filed on June 16, 2000).

     3.2              Amended and Restated Bylaws of Activision Holdings
                      (incorporated by reference to Exhibit 2.6 of the Company's Form
                      8-K, filed on June 16, 2000).

     3.3              Certificate of Amendment of Amended and Restated Certificate of
                      Incorporation of Activision Holdings dated as of June 9, 2000
                      (incorporated by reference to Exhibit 2.7 of the Company's Form
                      8-K, filed on June 16, 2000).

     4.1              Rights Agreement dated as of April 18, 2000, between the
                      Company and Continental Stock Transfer & Trust Company, which includes as exhibits the form of Right Certificates as Exhibit
                      A, the Summary of Rights to Purchase Series A Junior Preferred
                      Stock as Exhibit B and the form of Certificate of Designation of Series A Junior Preferred Stock of the Company as Exhibit C,
                      (incorporated by reference to the Company's Registration
                      Statement on Form 8-A, Registration No. 001-15839, filed April
                      19, 2000).

     10.1             Mediagenic 1991 Stock Option and Stock Award Plan, as amended
                      (incorporated by reference to Exhibit 4.1 to the Company's
                      Registration Statement on Form S-8, Registration No. 33-63638,
                      filed on December 8, 1995).

     10.2             Mediagenic 1991 Director Warrant Plan, as amended (incorporated by reference to Exhibit 28.2 to the Company's Registration
                      Statement on Form S-8, Registration No. 33-63638, filed on June
                      1, 1993).

     10.3             Activision, Inc.  Employee Stock Purchase Plan, as amended,
                      (incorporated by reference to Exhibit 4.1 of the Company's Form
                      S-8, Registration No. 333-36272 filed on May 4, 2000).

     10.4             Activision, Inc. 1998 Incentive Plan (incorporated by reference to Appendix I of the Company's 1998 Proxy Statement).

     10.5             Activision, Inc. 1999 Incentive Plan

     10.6             Lease Agreement dated as of December 20, 1996, between the
                      Company and Barclay Curci Investment Company (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the
                      quarter ended December 31, 1996).



     10.7             Share Exchange Agreement dated November 23, 1997, among the
                      Company and the holders of all of the issued and outstanding capital stock of Combined Distribution (Holdings) Limited
                      (incorporated by reference to Exhibit 10.1 of the Company's
                      Form 8-K filed December 5, 1997).

     10.8             Purchase Agreement dated as of December 16, 1997, among the
                      Company and Credit Suisse First Boston Corporation, Piper
                      Jaffray, Inc. and UBS Securities LLC (the "Initial Purchasers")
                      (incorporated by reference to Exhibit 10.1 of the Company's
                      Form 8-K filed December 23, 1997).

     10.9             Registration Rights Agreement dated as of December 16, 1997, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed
                      December 23, 1997).

     10.10            Indenture dated as of December 22, 1997, between the Company and State Street Bank and Trust Company of California, N.A., as
                      Trustee (incorporated by reference to Exhibit 10.3 of the
                      Company's Form 8-K filed December 23, 1997).

     10.11            Employment agreement dated January 12, 1999 between the Company and Robert A. Kotick (incorporated by reference to Exhibit
                      10.10 of the Company's Form 10-K for the year ending March 31,
                      1999).

     10.12            Employment agreement dated October 19, 1998 between the Company and Ronald Doornink (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ending March 31, 1999).

     10.13            Employment agreement dated March 4, 1999 between the Company and Lawrence Goldberg (incorporated by reference to Exhibit
                      10.13 of the Company's Form 10-K for the year ending March 31,
                      1999).

     10.14            Employment agreement dated April 1, 1998 between the Company and Mitchell Lasky (incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ending March 31, 1999).

     10.15            Employment agreement dated April 1, 1998 between the Company and Ronald Scott (incorporated by reference to Exhibit 10.16 of the Company's Form 10-K for the year ending March 31, 1999).

     10.16            Service Agreement dated November 24, 1997 between Combined
                      Distribution (Holdings) Limited and Richard Andrew Steele
                      (incorporated by reference to Exhibit 10.17 of the Company's
                      Form 10-K for the year ending March 31, 1999).

     10.17            Employment agreement dated January 12, 1999 between the Company and Brian G. Kelly (incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ending March 31, 1999).

     10.18            Articles of Merger dated June 30, 1998 between S.B.F.
                      Acquisition Corp., a wholly owned subsidiary of the Company, and S.B.F.



                      Services, Limited dba Head Games Publishing (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed on July 2, 1998).

     10.19            Share Exchange Agreement dated September 29, 1998 by and
                      between the Company and Mr. Frank d'Oleire, Mrs. Christa
                      d'Oleire, Ms. Fiona d'Oleire, Ms. Alexa d'Oleire acting as Dr.
                      d'Oleire Beteiligungsgesellschaft bR, Mr. Martinus J.C. Bubbert,
                      and Mr. Dennis W. Buis (incorporated by reference to Exhibit
                      10.1 of the Company's Form 8-K, filed on October 8, 1998).

     10.20            Amended and Restated Agreement and Plan of Merger dated April
                      19, 1999 by and among the Company, Expert Acquisition Corp. and
                      Expert Software, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K of Expert Software, Inc., filed April 29, 1999).

     10.21            Credit Agreement dated as of June 21, 1999 among the Company,
                      Head Games Publishing, Inc., Expert Software, Inc., various financial institutions, PNC Bank, National Association, as issuing bank, administrative agent and collateral agent for such financial institutions, and Credit Suisse First Boston, as syndication agent
                      (incorporated by reference to Exhibit 10.22 of the Company's Form
                      10-K for the year ending March 31, 1999).

     10.22            Share Exchange Agreement dated as of June 29, 1999, among the
                      Company, Jill G. Mark and Robert N. Herrick (incorporated by reference to Exhibit 4.1 of the Company's Registration
                      Statement on Form S-3, Registration No. 333-85385, filed August
                      17, 1999).

     10.23            Agreement and Plan of Reorganization dated as of September 30,
                      1999, among the Company, Neversoft Entertainment, Inc., JCM
                      Productions, Inc., Joel Jewett, Michael West and Christopher
                      Ward (incorporated by reference to Exhibit 4.1 of the Company's
                      Registration Statement on Form S-3, Registration No. 333-94509,
                      filed January 12, 2000).

     10.24            Employment agreement dated July 12, 1999, between the Company and Mr. Michael Rowe (incorporated by reference to Exhibit 6.1 of the Company's Form 10-Q for the quarter ending June 30,
                      1999).

     10.25            Employment agreement dated July 12, 1999, between the Company and Ms. Kathy Vrabek (incorporated by reference to Exhibit 6.2 of the Company's Form 10-Q for the quarter ending June 30,
                      1999).

     10.26            Amendment to Employment Agreement between Mr. Ronald Doornink and the Company, dated April 30 1999 (incorporated by reference to Exhibit 6.1 of the Company's Form 10-Q for the quarter
                      ending December 31, 1999).

     10.27            Employment agreement dated April 7, 2000, between the Company and Mr. Michael Pole.

     10.28            First Amendment effective as of June 8, 2000 to the Credit
                      Agreement dated June 21, 1999 among the Company, Head Games
                      Publishing, Inc., Expert Software, Inc., various financial institutions, PNC Bank, National Association as issuing bank, administrative agent and collateral agent for such lenders and
                      Credit Suisse First Boston, as syndication agent.



     21.1             Principal subsidiaries of the Company.

     23.1             Independent Auditors' Consent.

     27.1             Fiscal 1998 Year to Date Financial Data Schedule.

     27.2             Fiscal 1999 Year to Date Financial Data Schedule.

     27.3             Fiscal 2000 Year to Date Financial Data Schedule.

     (b)              Reports on Form 8-K. There have been no reports on Form
                      8-K that have been filed by the Company during the last quarter of the fiscal year ending March 31, 2000. The following reports on Form 8-K have been filed by the Company during the first quarter of the fiscal year ending
                      March 31, 2001:

                      1.1 The Company filed a Form 8-K on April 19, 2000, reporting under "Item 5. Other Events" the announcement of the Company's stockholders' rights plan.

                      1.2 The Company filed a Form 8-K on June 16, 2000 reporting under "Item 5. Other Events" the announcement of the organizational restructuring of the Company into a holding company format organizational structure.