Form 10-Q
period 2000-06-30
ACTIVISION INC /NY
filed 2000-08-14
CIK 718877

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of the registrant's Common Stock outstanding as of August 8, 2000 was 23,634,544.

                        ACTIVISION, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 2000 (unaudited) and March 31, 2000           3

           Consolidated Statements of Operations for the three months
                ended June 30, 2000 and 1999 (unaudited)                                            4

           Consolidated Statements of Cash Flows for the three months
                ended June 30, 2000 and 1999 (unaudited)                                            5

           Consolidated Statement of Changes in Shareholders' Equity
                 for the three months ended June 30, 2000 (unaudited)                               6

           Notes to Consolidated Financial Statements for the three months
                ended June 30, 2000 (unaudited)                                                     7


Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                          15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         23

Item 6.  Exhibits and Reports on Form 8-K                                                          23


SIGNATURES                                                                                         24

PART I.  FINANCIAL INFORMATION.
Item I.  Financial Statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)



                                                                            June 30,         March 31,
                                                                             2000               2000
                                                                         ---------------  ----------------
ASSETS

     Current assets:
         Cash and cash equivalents                                          $     11,589      $     49,985
         Accounts receivable, net of allowances of $26,108 and
             $31,521 at June 30, 2000 and March 31, 2000, respectively            86,895           108,108
         Inventories                                                              42,888            40,453
         Prepaid royalties and capitalized software costs                         37,800            31,655
         Deferred income taxes                                                    14,884            14,159
         Other current assets                                                     17,785            19,737
                                                                         ---------------  ----------------

              Total current assets                                               211,841           264,097

     Prepaid royalties and capitalized software costs                              8,557             9,153
     Property and equipment, net                                                  11,304            10,815
     Deferred income taxes                                                        11,006             6,055
     Goodwill, net                                                                11,705            12,347
     Other assets                                                                  9,934             7,270
                                                                         ---------------  ----------------

              Total assets                                                  $    264,347      $    309,737
                                                                         ===============  ================

LIABILITIES AND SHAREHOLDERS' EQUITY


     Current liabilities:
         Current portion of long-term debt                                  $     19,860      $     16,260
         Accounts payable                                                         22,116            38,284
         Accrued expenses                                                         42,218            49,404
                                                                         ---------------  ----------------

              Total current liabilities                                           84,194           103,948

     Long-term debt, less current portion                                         10,258            13,778
     Convertible subordinated notes                                               60,000            60,000
     Other liabilities                                                                35                 2
                                                                         ---------------  ----------------

              Total liabilities                                                  154,487           177,728
                                                                         ---------------  ----------------


     Commitments and contingencies


     Shareholders' equity:
         Preferred stock, $.000001 par value, 5,000,000 shares authorized, no
             shares issued at June 30, 2000 and March 31, 2000                         -                 -
         Common stock, $.000001 par value, 50,000,000 shares
             authorized, 26,491,510 and 26,488,260 shares issued and
             23,607,531 and 25,988,260 outstanding at June 30, 2000 and
             March 31, 2000, respectively                                              -                 -
         Additional paid-in capital                                              152,279           151,714
         Retained earnings (deficit)                                             (13,540)           (8,361)
         Accumulated other comprehensive loss                                     (8,630)           (6,066)
         Less:  Treasury stock, at cost, 2,883,979 shares
             and 500,000 shares at June 30, 2000 and March 31, 2000,     ---------------  ----------------
         respectively                                                            (20,249)           (5,278)

              Total shareholders' equity                                         109,860           132,009
                                                                         ---------------  ----------------

              Total liabilities and shareholders' equity                   $     264,347     $     309,737
                                                                         ===============  ================

 The accompanying notes are an integral part of these consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands, except per share data)



                                                            For the three months ended June 30,
                                                            -----------------------------------
                                                                                     Restated
                                                                              -------------------
                                                                 2000                  1999
                                                          ------------------  -------------------

Net revenues                                                    $     84,558         $     84,142

Costs and expenses:

     Cost of sales - product costs                                    43,633               53,542
     Cost of sales - royalties and software
         amortization                                                 13,647                9,867
     Product development                                               7,424                4,523
     Sales and marketing                                              17,872               15,250
     General and administrative                                        8,102                6,592
     Amortization of intangible assets                                   378                  469
                                                        --------------------  -------------------

         Total costs and expenses                                     91,056               90,243
                                                        --------------------  -------------------

Loss from operations                                                  (6,498)              (6,101)

Interest expense, net                                                 (1,723)              (1,160)
                                                        --------------------  -------------------

     Loss before income tax provision                                 (8,221)              (7,261)

Income tax provision (benefit)                                        (3,042)              (2,686)
                                                        --------------------  -------------------

Net loss                                                        $     (5,179)        $     (4,575)
                                                        ====================  ===================

Basic loss per share:
     Net loss                                                   $      (0.21)        $      (0.19)
                                                        ====================  ===================

     Weighted average common shares outstanding                       24,688               23,557
                                                        ====================  ===================

Diluted loss per share:
     Net loss                                                   $      (0.21)        $      (0.19)
                                                        ====================  ===================

     Weighted average common shares outstanding                       24,688               23,557
                                                        ====================  ===================


 The accompanying notes are an integral part of these consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                  For the three months ended June 30,
                                                                  -----------------------------------
                                                                                        Restated
                                                                                        --------
                                                                        2000              1999
                                                                  ----------------  ----------------
Cash flows from operating activities:
     Net loss                                                         $     (5,179)     $     (4,575)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Deferred income taxes                                              (4,764)            1,192
         Depreciation and amortization                                       1,480             1,912
         Amortization of prepaid royalties and capitalized                  12,546             8,190
         software costs
         Expense related to common stock warrants                              352                47
     Change in assets and liabilities (net of effects of
     purchases and acquisitions):
         Accounts receivable                                                21,213            20,090
         Inventories                                                        (2,435)           (5,816)
         Other current assets                                                1,952            (4,407)
         Other assets                                                       (3,016)             (774)
         Accounts payable                                                  (16,168)          (14,795)
         Accrued expenses                                                   (7,605)          (12,137)
         Other liabilities                                                      32                 -
                                                                  ----------------  ----------------

     Net cash used in operating activities                                  (1,592)          (11,073)
                                                                  ----------------  ----------------

Cash flows from investing activities:
     Cash used in purchase acquisitions (net of cash acquired)                   -           (20,523)
     Investment in prepaid royalties and capitalized software
     costs                                                                 (18,095)          (11,917)
     Capital expenditures                                                   (1,627)             (583)
                                                                  ----------------  ----------------

     Net cash used in investing activities                                 (19,722)          (33,023)
                                                                  ----------------  ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock pursuant to
         employee stock option plans                                            29             4,590
     Borrowing under line-of-credit agreements                             144,401            16,472
     Payment under line-of-credit agreements                              (139,440)           (7,071)
     Proceeds from term loan                                                     -            25,000
     Payment on term loan                                                   (4,632)                -
     Other notes payable, net                                                 (191)           (5,674)
     Cash paid to secure line of credit and term loan                            -            (3,355)
     Purchase of treasury stock                                            (14,971)                -
                                                                  ----------------  ----------------

Net cash provided by (used in) financing activities                        (14,804)           29,962
                                                                  ----------------  ----------------

Effect of exchange rate changes on cash                                     (2,278)             (947)
                                                                  ----------------  ----------------

Net decrease in cash and cash equivalents                                  (38,396)          (15,081)

Cash and cash equivalents at beginning of period                            49,985            33,037
                                                                  ----------------  ----------------

Cash and cash equivalents at end of period                            $     11,589      $     17,956
                                                                  ================  ================

 The accompanying notes are an integral part of these consolidated financial statements.

     ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                    For the three months ended June 30, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                  Common Stock         Additional     Retained
                                                             ------------------------    Paid-In      Earnings
                                                              Shares       Amount        Capital      (Deficit)
----------------------------------------------------------------------------------------------------------------


BALANCE, MARCH 31, 2000                                          26,488      $     -    $ 151,714   $  (8,361)
Components of comprehensive income (loss):
   Net loss                                                           -            -            -      (5,179)
   Foreign currency translation adjustment                            -            -            -           -

     Total comprehensive loss

Acquisition of treasury stock                                         -            -            -           -
Issuance of common stock pursuant to employee stock
  option plans                                                        4            -           29           -
Tax benefit attributable to employee stock option plans               -            -            3           -
Tax benefit derived from net operating loss carryforward
  utilization                                                         -            -          533           -
                                                           -----------------------------------------------------

BALANCE, JUNE 30, 2000                                           26,492      $     -    $ 152,279   $ (13,540)
                                                           =====================================================



                                                                                        Accumulated
                                                                 Treasury Stock            Other
                                                            -------------------------- Comprehensive Shareholders'
                                                               Shares       Amount        Income       Equity
                                                                                          (Loss)
-----------------------------------------------------------------------------------------------------------------


BALANCE, MARCH 31, 2000                                            (500)    $ (5,278)    $ (6,066)     $  132,009
Components of comprehensive income (loss):
   Net loss                                                           -            -            -          (5,179)
   Foreign currency translation adjustment                            -            -       (2,564)         (2,564)
                                                                                                    --------------
     Total comprehensive loss                                                                              (7,743)
                                                                                                    --------------
Acquisition of treasury stock                                    (2,384)     (14,971)           -         (14,971)
Issuance of common stock pursuant to employee stock
  option plans                                                        -            -            -              29
Tax benefit attributable to employee stock option plans               -            -            -               3
Tax benefit derived from net operating loss carryforward
  utilization                                                         -            -            -             533
                                                           -------------------------------------------------------

BALANCE, JUNE 30, 2000                                           (2,884)   $ (20,249)    $ (8,630)     $  109,860
                                                           =======================================================

   The accompanying notes are an integral part of these consolidated financial statements.

                       ACITIVISION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    For the three months ended June 30, 2000
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Activision, Inc. (together with its subsidiaries, "Activision" or "the Company"). The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission (the "SEC").

     The consolidated financial statements for the period ended June 30, 1999 have been retroactively restated to reflect the Company's acquisition of JCM Productions, Inc. dba Neversoft Entertainment ("Neversoft") on September 30, 1999, which was accounted for as a pooling of interests.

     Certain amounts in the consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported working capital or results of operations.

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

     The holding company organizational structure was effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations. In the merger, ATVI Merger Sub, Inc., a Delaware corporation, organized for the purpose of implementing the holding company organizational structure (the "Merger Sub"), merged with and into Activision with Activision as the surviving corporation (the "Surviving Corporation"). Prior to the merger, Activision Holdings was a direct, wholly-owned subsidiary of Activision and Merger Sub was a direct, wholly owned subsidiary of Activision Holdings. Pursuant to the merger, (i) each issued and outstanding share of common stock of Activision (including treasury shares) was converted into one share of common stock of Activision Holdings, (ii) each issued and outstanding share of Merger Sub was converted into one share of the Surviving Corporation's common stock, and Merger Sub's corporate existence ceased, and (iii) all of the issued and outstanding shares of Activision Holdings owned by Activision were automatically canceled and retired. As a result of the merger, Activision became a direct, wholly owned subsidiary of Activision Holdings.

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

                       ACITIVISION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    For the three months ended June 30, 2000
                                   (Unaudited)

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

     The following criteria are used to evaluate recoverability of software development costs: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to the Company's budgeted amount.

     Commencing upon product release, capitalized software development costs are amortized to cost of sales - royalties and software amortization on a straight-line basis over the estimated product life (generally one year or less) or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater. Prepaid royalties are amortized to cost of sales - royalties and software amortization commencing upon the product release at the contractual royalty rate based on actual net product sales or on the ratio of current revenues to total projected revenues, whichever amortization amount is greater. For products that have been released, management evaluates the future recoverability of capitalized amounts on a quarterly basis.

     As of June 30, 2000, prepaid royalties and unamortized capitalized software costs totaled $32.6 million (including $8.6 million classified as non-current) and $13.8 million, respectively. As of March 31, 2000, prepaid royalties and unamortized capitalized software costs totaled $29.2 million (including $9.2 million classified as non-current) and $11.6 million, respectively.

4.   REVENUE RECOGNITION

     Product Sales: The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges or return products within certain specified periods and provides price protection on certain unsold merchandise. Management of the Company estimates the amount of future returns and price protections based upon historical results and current known circumstances. Revenue from product sales is reflected net of the allowance for returns and price protection.

     Software Licenses: For those license agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at delivery. Per copy royalties on sales which exceed the guarantee are recognized as earned.

                       ACITIVISION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    For the three months ended June 30, 2000
                                   (Unaudited)


5.   INTEREST INCOME (EXPENSE)

     Interest expense, net is comprised of the following (amounts in thousands):

                                                              June 30,
                                       -----------------------------------------------------
                                                  2000                        1999
                                       -----------------------------------------------------
     Interest expense                         $          (2,190)          $          (1,347)
     Interest income                                        467                         187
                                       -------------------------   -------------------------
     Net interest income (expense)            $          (1,723)          $          (1,160)
                                       =========================   =========================

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

                                                                     Three months ended June 30,
                                                                     2000                  1999
                                                                     -----------------------------------
    Non-cash investing and financing activities:
         Stock and warrants to acquire common stock
             issued in exchange for licensing rights               $           -         $       3,113

         Tax benefit derived from net operating loss
             carryforward utilization                                        533                     -
         Tax benefit attributable to stock option exercises                    3                   513
         Stock and options issued to effect business
             combination                                                       -                 5,971

    Supplemental cash flow information:
         Cash paid for income taxes                                $       2,187         $         762
                                                                   =============         =============

         Cash paid for interest                                    $       2,874         $       4,304
                                                                   =============         =============

7.   OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREA

     The Company publishes, develops and distributes interactive entertainment and leisure products for a variety of game platforms, including PCs, the Sony PlayStation console system, the Nintendo 64 console system, the Nintendo Gameboy and the Sega Dreamcast console system. Based on its organizational structure, the Company operates in two reportable segments: publishing and distribution.

     The Company's publishing segment publishes titles that are developed both internally through the studios owned by the Company and externally through third party developers. In the United States, the Company's products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies. The Company conducts its international publishing activities through offices in the United Kingdom, Germany, France, Australia and Japan. The Company's products are sold internationally on a direct to retail basis and through third party distribution and licensing arrangements and through the Company's wholly-owned distribution subsidiaries located in the United Kingdom, the Netherlands and Germany.

                       ACITIVISION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    For the three months ended June 30, 2000
                                   (Unaudited)

     The Company's distribution segment, located in the United Kingdom, the Netherlands and Germany, distributes interactive entertainment software and hardware and provides logistical services for a variety of publishers and manufacturers.

     The President and Chief Operating Officer allocates resources to each of these segments using information on their respective revenues and operating profits before interest and taxes. The President and Chief Operating Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS No. 131").

     The President and Chief Operating Officer does not evaluate individual segments based on assets or depreciation.

     The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Revenue derived from sales between segments is eliminated in consolidation.

     Information on the reportable segments for the three months ended June 30, 2000 and 1999 is as follows:

                                                                          Three months ended June 30, 2000
                                                            --------------------------------------------------------
                                                                  Publishing        Distribution           Total
                                                            -----------------  ------------------  -----------------
     Total segment revenues                                        $   60,999          $   23,559         $   84,558
     Revenue from sales between segments                               (5,860)              5,860                  -
                                                            -----------------  ------------------  -----------------

     Revenues from external customers                              $   55,139          $   29,419            $84,558
                                                            =================  ==================  =================

     Operating income (loss)                                       $   (5,907)         $     (591)           $(6,498)
                                                            =================  ==================  =================

                                                                          Three months ended June 30, 1999
                                                            --------------------------------------------------------
                                                                  Publishing        Distribution           Total
                                                            -----------------  ------------------  -----------------

     Total segment revenues                                        $   53,366          $   30,776         $   84,142
     Revenue from sales between segments                               (5,246)              5,246                  -
                                                            -----------------  ------------------  -----------------

     Revenues from external customers                              $   48,120          $   36,022         $   84,142
                                                            =================  ==================  =================

     Operating income (loss)                                       $   (5,947)         $     (154)        $   (6,101)
                                                            =================  ==================  =================

     Geographic information for the three months ended June 30, 2000 and 1999 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows:

                                                        Three months ended March 31,
                                          ---------------------------------------------------
                                                      2000                       1999
                                          ------------------------  -------------------------

     United States                                  $       45,995             $       35,428
     Europe                                                 37,370                     47,146
     Other                                                   1,193                      1,568
                                          ------------------------  -------------------------
     Total                                          $       84,558             $       84,142
                                          ========================  =========================

                       ACITIVISION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    For the three months ended June 30, 2000
                                   (Unaudited)

     Revenues by platform were as follows:

                                                        Three months ended June 30,
                                          ---------------------------------------------------
                                                      2000                       1999
                                          ------------------------  -------------------------

     Console                                         $      47,748             $       52,212
     PC                                                     36,810                     31,930
                                          ------------------------  -------------------------

     Total                                           $      84,558             $       84,142
                                          ========================  =========================

8.   COMPUTATION OF EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted loss per share (amounts in thousands, except per share data):



                                                                                Three months ended
                                                                                     June 30,
                                                                       -------------------------------
                                                                              2000             1999
                                                                       --------------  ---------------
                  NUMERATOR
                  Numerator for basic and diluted earnings
                      per share-income available to common
                       shareholders                                          $ (5,179)        $ (4,575)
                                                                       ==============  ===============

                  DENOMINATOR
                  Denominator for basic earnings per share-
                      weighted average common shares
                      outstanding                                              24,688           23,557
                                                                       ==============  ===============

                  Denominator for diluted earnings per
                      share-weighted average common shares
                      outstanding plus assumed conversions                     24,688           23,557
                                                                       ==============  ===============


                  Basic loss per share                                       $  (0.21)        $  (0.19)
                                                                       ==============  ===============

                  Diluted loss per share                                     $  (0.21)        $  (0.19)
                                                                       ==============  ===============


     Options to purchase 13,575,542 shares of common stock at exercise prices ranging from $0.75 to $23.04 and options to purchase 11,968,659 shares of common stock at exercise prices ranging from $0.51 to $23.04 were outstanding for the three months ended June 30, 2000 and 1999, respectively, but were not included in the calculations of diluted loss per share because their effect would be antidilutive. Shares issuable upon the conversion of convertible subordinated notes were not included in the calculations of diluted loss per share because their effect would be antidilutive.

                       ACITIVISION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    For the three months ended June 30, 2000
                                   (Unaudited)

9.   COMMITMENTS

     BANK LINES OF CREDIT AND OTHER DEBT

     In June 1999, the Company obtained a $125.0 million revolving credit facility and term loan (the "U.S. Facility") with a group of banks ("the lender"). The U.S. Facility provides the Company with the ability to borrow up to $100.0 million and issue letters of credit up to $80.0 million on a revolving basis against eligible accounts receivable and inventory. The $25.0 million term loan portion of the U.S. Facility was used to acquire Expert Software, Inc. in June 1999 and to pay costs related to such acquisition and the securing of the U.S. Facility. The term loan has a three year term with principal amortization on a straight-line quarterly basis which began December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3%. The revolving portion of the U.S Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75% (weighted average interest rate of approximately 11.25% for the three months ended June 30, 2000) and matures June 2002. The Company pays a commitment fee of 1/2% on the unused portion of the revolving line. The U.S. Facility is collateralized by substantially all of the assets of the Company and its U.S. subsidiaries. The U.S. Facility contains various covenants that limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. The Company is also required to maintain specified financial ratios related to net worth and fixed charges. As of June 30, 2000, the Company did not meet the fixed charges coverage ratio covenant of its U.S. Facility. A waiver was obtained from the lender on August 11, 2000. As of June 30, 2000, $15.4 million was outstanding under the term loan portion of the U.S. Facility and $6.0 million was outstanding under the revolving portion of the U.S. Facility. No letters of credit were outstanding against the revolving portion of the U.S. Facility at June 30, 2000.

     On June 8, 2000, the Company amended certain of the covenants of its U.S. Facility. The amended U.S. Facility permits the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes in accordance with the Company's stock repurchase program (described in Note 10), to distribute "Rights" under the Company's shareholders' rights plan (described in Note 11), and to reorganize the Company's organizational structure into a holding company form.

     The Company has a revolving credit facility through its CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 45 million ($19.3 million), based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.25% (weighted average interest rate of 5.5% as of June 30, 2000), is collateralized by GBP 6.0 million ($9.1 million) letters of credit issued by the Company's CentreSoft subsidiary and matures March 2001. As of June 30, 2000, letters of credit outstanding under the Netherlands Facility were approximately NLG 273,000 ($117,000) and borrowings outstanding were $4.9 million.

     The Company also has revolving credit facilities with its CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and its NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for British Pounds ("GBP") 7.0 million ($10.6 million) of revolving loans and GBP 6.0 million ($9.1 million) of letters of credit, bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and matures July 2001. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The Company was in compliance with these covenants as of June 30, 2000. No borrowings were outstanding against the UK facility at June 30, 2000. Letters of credit of GBP 6.0 million ($9.1 million) were outstanding against the UK Facility at June 30, 2000. The German Facility provides for revolving loans up to Deutsche Mark ("DM") 4 million ($1.9 million), bears interest at 6.25%, is collateralized by a cash deposit of approximately GBP 650,000 ($983,000) made by the Company's CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of June 30, 2000.

                       ACITIVISION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    For the three months ended June 30, 2000
                                   (Unaudited)


     DEVELOPER CONTRACTS

     In the normal course of business, the Company enters into contractual arrangements with third parties for the development of products. Under these agreements, the Company commits to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, the total future minimum contract commitment for contracts in place as of June 30, 2000 is approximately $50.9 million and is scheduled to be distributed as follows (amounts in thousands):

                         Fiscal

                         2001                           $       29,160
                         2002                                    8,158
                         2003                                    4,300
                         2004                                    3,000
                         2005                                    2,125
                         Thereafter                              4,125
                                               -----------------------

                             Total                      $       50,868
                                               =======================



     Additionally, under the terms of a production financing arrangement, the Company has a commitment to purchase three future PlayStation 2 titles from independent third party developers upon their completion for an estimated $12.2 million in the aggregate. Failure by the developers to complete the project within the contractual time frame or specifications alleviates the Company's commitment.

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

                       ACITIVISION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    For the three months ended June 30, 2000
                                   (Unaudited)


10.  REPURCHASE PLAN

     As of May 9, 2000, the Board of Directors authorized the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes. The shares and notes could be purchased from time to time through the open market or in privately negotiated transactions. The amount of shares and notes purchased and the timing of purchases was based on a number of factors, including the market price of the shares and notes, market conditions, and such other factors as the Company's management deemed appropriate. The Company has financed the purchase of shares with available cash. As of June 30, 2000, the Company has repurchased 2.3 million shares of its common stock for approximately $15.0 million.

11.  SHAREHOLDERS' RIGHTS PLAN

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

     In the event that any person or group acquires 15% or more of the Company's outstanding common stock, each holder of a right (other than such person or members of such group) will thereafter have the right to receive, upon exercise of such right, in lieu of shares of Series A Junior Preferred Stock, the number of shares of common stock of the Company having a value equal to two times the then current exercise price of the right. If the Company is acquired in a merger or other business combination transaction after a person has acquired 15% or more the Company's common stock, each holder of a right will thereafter have the right to receive, upon exercise of such right, a number of the acquiring company's common shares having a market value equal to two times the then current exercise price of the right. For persons who, as of the close of business on April 18, 2000, beneficially own 15% or more of the common stock of the Company, the Rights Plan "grandfathers" their current level of ownership, so long as they do not purchase additional shares in excess of certain limitations.

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

     As discussed in Note 9, the Company obtained an amendment to its U.S. Facility relating to the Rights Plan and the Company's repurchase plan.

                       ACITIVISION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    For the three months ended June 30, 2000
                                   (Unaudited)


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

The consolidated financial statements for the period ended June 30, 1999 have been retroactively restated to reflect the Company's acquisition of JCM Productions, Inc. dba Neversoft Entertainment ("Neversoft") on September 30, 1999, which was accounted for as a pooling of interests.

The Company recognizes revenue from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges and returns within certain specified periods and provides price protection on certain unsold merchandise. Revenue from product sales is reflected after deducting the estimated allowance for returns and price protection. Management of the Company estimates the amount of future returns and price protection based upon historical results and current known circumstances. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery. Per copy royalties on sales that exceed the guarantee are recognized as earned.

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

Cost of sales-royalties and software amortization represents amounts due developers, product owners and other royalty participants as a result of product sales, as well as amortization of capitalized software development costs. The costs incurred by the Company to develop products are accounted for in accordance with accounting standards that provide for the capitalization of certain software development costs once technological feasibility is established and such costs are determined to be recoverable. Additionally, various contracts are maintained with developers, product owners or other royalty participants, which state a royalty rate, territory and term of agreement, among other items. Commencing upon product release, prepaid royalties are amortized to cost of sales - royalties and software amortization at the contractual royalty rate based on actual net product sales or on the ratio of current revenues to total projected revenues, whichever is greater, and capitalized software costs are amortized to cost of sales-royalties and software amortization on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected revenues, whichever is greater.

For products that have been released, management evaluates the future recoverability of prepaid royalties and capitalized software costs on a quarterly basis. Prior to a product's release, the Company charges to expense, as part of product development costs, capitalized costs when, in management's estimate, such amounts are not recoverable. The following criteria are used to evaluate recoverability: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to the Company's budgeted amount.

                       ACITIVISION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    For the three months ended June 30, 2000
                                   (Unaudited)

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, channel, platform and segment:


                                                       Three months ended June 30,
                                                -----------------------------------------------
                                                             (In thousands)
                                                -----------------------------------------------
                                                                               Restated
                                                                        -----------------------

                                                       2000                      1999
                                                ----------------------  -----------------------


Net revenues                                   $   84,558      100.0%  $    84,142      100.0%

Costs and expenses:

     Cost of sales - product costs                 43,633       51.6%       53,542       63.6%
     Cost of sales - royalties and software
         amortization                              13,647       16.1%        9,867       11.7%
     Product development                            7,424        8.8%        4,523        5.4%
     Sales and marketing                           17,872       21.1%       15,250       18.1%
     General and administrative                     8,102        9.6%        6,592        7.8%
     Amortization of intangible assets                378        0.5%          469        0.6%
                                               ----------  ----------  -----------  ----------

         Total costs and expenses                  91,056      107.7%       90,243      107.2%
                                               ----------  ----------  -----------  ----------

Loss from operations                               (6,498)      (7.7%)      (6,101)      (7.2%)

Interest expense, net                              (1,723)      (2.0%)      (1,160)      (1.4%)
                                               ----------  ----------  -----------  ----------

     Loss before income tax provision              (8,221)      (9.7%)      (7,261)      (8.6%)

Income tax provision (benefit)                     (3,042)       3.6%       (2,686)       3.2%
                                               ----------  ----------  -----------  ----------

Net loss                                       $   (5,179)      (6.1%) $    (4,575)      (5.4%)
                                               ==========  ==========  ===========  ==========


NET REVENUES BY TERRITORY:

     United States                             $   45,995       54.4%  $    35,428       42.1%
     Europe                                        37,370       44.2%       47,146       56.0%
     Other                                          1,193        1.4%        1,568        1.9%
                                               ----------  ----------  -----------  ----------

     Total net revenues                        $   84,558      100.0%  $    84,142      100.0%
                                               ==========  ==========  ===========  ==========

NET REVENUES BY CHANNEL:

     Retailer/Reseller                         $   81,801       96.7%  $    80,303       95.4%
     OEM, Licensing, on-line and other              2,757        3.3%        3,839        4.6%
                                               ----------  ----------  -----------  ----------

     Total net revenues                        $   84,558      100.0%  $    84,142      100.0%
                                               ==========  ==========  ===========  ==========

ACTIVITY/PLATFORM MIX:
     Publishing:

         Console                               $   31,259       37.0%  $    31,676       37.6%
         PC                                        29,740       35.1%       21,690       25.8%
                                               ----------  ----------  -----------  ----------

         Total publishing net revenues         $   60,999       72.1%  $    53,366       63.4%
                                               ----------  ----------  -----------  ----------

     Distribution:

         Console                               $   16,489       19.5%  $    20,536       24.4%
         PC                                         7,070        8.4%       10,240       12.2%
                                               ----------  ----------  -----------  ----------

         Total distribution net revenues       $   23,559       27.9%  $    30,776       36.6%
                                               ----------  ----------  -----------  ----------

         Total net revenues                    $   84,558      100.0%  $    84,142      100.0%
                                               ==========  ==========  ===========  ==========

OPERATING LOSS BY SEGMENT:

         Publishing                            $   (5,907)      90.9%  $    (5,947)      97.5%
         Distribution                                (591)       9.1          (154)       2.5%
                                               ----------  ----------  ----------  -----------

         Total operating loss                  $   (6,498)     100.0%  $    (6,101)     100.0%
                                               ==========  ==========  ==========  ===========

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AND 1999

NET REVENUES

Net revenues for the three months ended June 30, 2000 increased 0.5% from the same period last year, from $84.1 million to $84.6 million. Publishing net revenues increased 14.2% from $53.4 million to $61.0 million. This increase was in large part offset by a 23.5% decline in distribution net revenues from $30.8 million to $23.6 million. Domestic net revenues grew 29.8% from $35.4 million to $46.0 million driven by an increase in publishing net revenues. International net revenues decreased 20.8% from $48.7 million to $38.6 million driven primarily by a decrease in distribution net revenues.

The increase in publishing net revenues for the three months ended June 30, 2000 was due to publishing PC net revenues increasing 37.1% from $21.7 million to $29.7 million. This increase was attributable to several new launches during the quarter, including Vampire: The Masquerade Redemption and Dark Reign 2, as well as continuing sales of Star Trek Armada, Soldier of Fortune and Quake 3 Arena. Publishing console net revenues for the three months ended June 30, 2000 and 1999 were $31.3 million to $31.7 million, respectively. Publishing console net revenues for the three months ended June 30, 2000 included net revenues from the release of X-Men Mutant Academy for the Nintendo Gameboy and Covert Ops for Playstation.

The decrease in distribution net revenues for the three months ended June 30, 2000, mainly was attributable to the continued weakness in the European console market.

COSTS AND EXPENSES

Cost of sales - product costs represented 51.6% and 63.6% of net revenues for the three months ended June 30, 2000 and 1999, respectively. The decrease in cost of sales - product costs as a percentage of net revenues for the three months ended June 30, 2000 was due to product mix. In the first quarter of fiscal 2001, the publishing product release schedule included more PC titles than console titles. PC products have a higher gross margin per unit compared to console products. Additionally, there was an overall increase in publishing net revenues versus distribution net revenues as a percentage of total net revenues. Publishing generates a higher gross margin per unit than distribution.

Cost of sales - royalty and software amortization expense represented 16.1% and 11.7% of net revenues for the three months ended June 30, 2000 and 1999, respectively. The increase in cost of sales - royalty and software amortization expense as a percentage of net revenues was primarily due to changes in the Company's product mix, with an increase in the number of branded products with higher royalty obligations as compared to the prior fiscal year.

Product development expenses of $7.4 million and $4.5 million represented 8.8% and 5.4% of net revenues for the three months ended June 30, 2000 and 1999, respectively. The increase in product development expenses as a percentage of net revenues was due to an increase in the number of titles being developed during the three months ended June 30, 2000 for current and next-generation platforms.

Sales and marketing expenses for the three months ended June 30, 2000 and 1999 were $15.3 million (18.1% of net revenues) and $17.9 million (21.1% of net revenues), respectively. The increase in the amount of sales and marketing and the increase as a percentage of net revenues was due to an increase in the number of titles released and the advertising necessary to promote these titles. These increases are also the result of an increased sales force as the Company is utilizing an increased direct to market sales approach as opposed to the use of third party distributors.

General and administrative expenses for the three months ended June 30, 2000 and 1999 were $6.6 million (7.8% of net revenues) and $8.1 million (9.6% of net revenues), respectively. These increases in general and administrative expenses were due to an increase in headcount related expenses for worldwide administrative support.

OPERATING LOSS

Operating loss for the three months ended June 30, 2000, was ($6.5 million), compared to ($6.1 million) for the three months ended June 30, 1999.

Publishing operating loss remained constant at ($5.9 million), for the three months ended June 30, 2000 and 1999. Distribution operating loss for the three months ended June 30, 2000 increased to ($591,000), compared to ($154,000) in the year ago period. The period over period change primarily was due to the continued weakness in the European console market, as noted earlier.

OTHER INCOME (EXPENSE)

Interest expense, net of interest income, increased to $1.7 million for the three months ended June 30, 2000, from $1.2 million for the year ago period. This was primarily the result of increased average borrowings associated with the Company's $125 million term loan and revolving credit facility obtained in June 1999 and higher interest rates experienced in the first quarter of fiscal 2001.

PROVISION FOR INCOME TAXES

The income tax benefit of $3.0 million for the three months ended June 30, 2000 reflects the Company's effective income tax rate of approximately 37%. The significant items generating the variance between the Company's effective rate and its statutory rate of 35% are state taxes and nondeductible goodwill amortization, partially offset by a decrease in the Company's deferred tax asset valuation allowance and research and development tax credits. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased $38.4 million, from $50.0 million at March 31, 2000 to $11.6 million at June 30, 2000. The decrease in cash during the first quarter of fiscal 2001 resulted principally from $1.6 million, $19.7 million and $14.8 million of cash used in operating activities, investing activities and financing activities, respectively. The cash used in operating activities primarily was the result of changes in accounts payable, accrued liabilities and accounts receivable driven by a seasonal increase in working capital demands. The cash used in investing activities primarily is the result of the Company's continued investment in product development. Approximately $18.1 million was utilized in connection with the acquisition of publishing or distribution rights to products being developed by third parties, the execution of new license agreements granting the Company long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products. The cash used in financing activities primarily is reflective of the Company's $15.0 million purchase of its common stock under its repurchase program.

In connection with the Company's purchases of Nintendo N64 software cartridges for distribution in North America and Europe, Nintendo requires the Company to provide irrevocable letters of credit prior to accepting purchase orders from the Company. Furthermore, Nintendo maintains a policy of not accepting returns of Nintendo N64 software cartridges. Because of these and other factors, the carrying of an inventory of Nintendo N64 software cartridges entails significant capital and risk. As of June 30, 2000, the Company had $3.4 million of Nintendo N64 hardware and software cartridge inventory on hand, which represented approximately 8.0% of all inventory.

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

The Company has a $125.0 million revolving credit facility and term loan (the "U.S. Facility") with a group of banks ("the lender"). The U.S. Facility provides the Company with the ability to borrow up to $100.0 million and issue letters of credit up to $80.0 million on a revolving basis against eligible accounts receivable and inventory. The $25.0 million term loan portion of the U.S. Facility was used to fund the acquisition of Expert Software, Inc. in June 1999 and to pay costs related to such acquisition and the securing of the U.S. Facility. The term loan has a three year term with principal amortization on a straight-line quarterly basis which began December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3%. The revolving portion of the U.S Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75% (weighted average interest rate of approximately 11.25% for the three months ending June 30, 2000) and matures June 2002. The Company pays a commitment fee of 1/2% on the unused portion of the revolving line. The U.S. Facility is collateralized by substantially all of the assets of the Company and its U.S. subsidiaries. The U.S. Facility contains various covenants which limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. The Company is also required to maintain specified financial ratios related to net worth and fixed charges. As of June 30, 2000, the Company did not meet the fixed charges coverage ratio covenant of its U.S. Facility. A waiver was obtained from the lender on August 11, 2000. As of June 30, 2000, $15.4 million was outstanding under the term loan portion of the U.S. Facility and $6.0 million was outstanding under the revolving portion of the U.S. Facility. No letters of credit were outstanding against the revolving portion of the U.S. Facility at June 30, 2000.

On June 8, 2000, the Company amended certain of the covenants of its U.S. Facility. The amended term loan and credit facility allows for the purchase by the Company of up to $15.0 million in shares of its common stock as well as its convertible subordinated notes in accordance with the Company's stock repurchase program (described in Note 10 to the consolidated financial statements), to distribute "Rights" under the Company's shareholders' rights plan (described in Note 11 to the consolidated financial statements), and to reorganize the Company's organizational structure into a holding company form.

The Company has a revolving credit facility through its CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilder ("NLG") 45 million ($19.3 million), based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.25% (weighted average interest rate of 5.5% of June 30, 2000), is collateralized by GBP 6.0 million ($9.1 million) letters of credit issued by the Company's CentreSoft subsidiary and matures March 2001. As of June 30, 2000, letters of credit outstanding against the Netherlands Facility were approximately NLG 273,000 ($117,000), and borrowings outstanding were $4.9 million.

The Company also has revolving credit facilities with its CentreSoft subsidiary located in the United Kingdom, (the "UK Facility") and its NBG subsidiary located in Germany, (the "German Facility"). The UK Facility can be used for working capital requirements and provides for British Pounds ("GBP") 7 million ($10.6 million) of revolving loans and GBP 6 million ($9.1 million) of letters of credit, bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and matures July 2001. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The Company was in compliance with these covenants as of June 30, 2000. No borrowings were outstanding against the UK facility at June 30, 2000. Letters of credit of GBP
6.0 million ($9.1 million) were outstanding against the UK Facility at June 30, 2000. The German Facility can be used for working capital requirements and provides for revolving loans up to Deutsche Mark ("DM") 4 million ($1.9 million), bears interest at 6.25%, is collateralized by a cash deposit of approximately GBP 650,000 ($983,000) made by the Company's CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of June 30, 2000.

In the normal course of business, the Company enters into contractual arrangements with third parties for the development of products. Under these agreements, the Company commits to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, the total future minimum contract commitment for contracts in place as of June 30, 2000 is approximately $50.9 million and is scheduled to be distributed as follows:


                        Fiscal

                        2001                 $       29,160
                        2002                          8,158
                        2003                          4,300
                        2004                          3,000
                        2005                          2,125
                        Thereafter                    4,125
                                             ---------------

                            Total            $       50,868
                                             ==============


Additionally, under the terms of a production financing arrangement, the Company has a commitment to purchase three future PlayStation 2 titles from independent third party developers upon their completion for an estimated $12.2 million in the aggregate. Failure by the developers to complete the project within the contractual time frame or specifications alleviates the Company's commitment.

The Company historically has financed its acquisitions through the issuance of shares of its common stock. The Company will continue to evaluate potential acquisition candidates as to the benefit they bring to the Company and as to the ability of the Company to make such acquisitions and maintain compliance with its bank facilities.

In May 2000, the Board of Directors authorized the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes. The shares and notes could be purchased in the open market or in privately negotiated transactions at such times and in such amounts as management deemed appropriate, depending on market conditions and other factors. As of June 30, 2000, the Company has repurchased 2.3 million shares of its common stock for approximately $15.0 million.

The Company believes that it has sufficient working capital ($127.6 million at June 30, 2000), as well as proceeds available from the U.S. Facility, the UK Facility, the Netherlands Facility and the German Facility, to finance the Company's operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

YEAR 2000

The Company encountered no significant problems in its critical systems or products sold to customers in the transition to the year 2000. All of the Company's internal systems are functioning normally and no year 2000 problems have been reported by any of its trading partners. The Company will continue to monitor its systems for any latent issues, but expects no significant year 2000 issues to arise. The Company continues to maintain contingency plans that management believes are adequate and customary to address any unexpected year 2000 problems.

FACTORS AFFECTING FUTURE PERFORMANCE

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company has disclosed certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of its employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see the Company's Annual Report on Form 10-K which is incorporated herein by reference. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not currently participate in hedging activities or own derivative instruments but plans to adopt SFAS No. 133 beginning April 1, 2001. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 clarifies certain issues related to accounting for stock-based compensation, including (a) the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees," (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but covers certain specific events that occur either after December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company is evaluating the impact, if any, of FIN 44 on its financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000. There has been no significant change in the nature or amount of market risk since year end.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1 Employment agreement dated as of April 1, 2000 between the Company and Lawrence Goldberg.

         10.2 Employment agreement dated as of July 18, 2000 between the Company and William J. Chardavoyne.

         27.1 Financial data schedule for the three months ended June 30, 2000.

         27.2 Financial data schedule for the three months ended June 30, 1999.

     (b) Reports on Form 8-K

         The following reports on Form 8-K have been filed by the Company during the first quarter of the fiscal year ending March 31, 2001:

               1.1 The Company filed a Form 8-K on April 19, 2000, reporting under "Item 5. Other Events" the announcement of the Company's shareholders' rights plan.

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


Date:  August 11, 2000

ACTIVISION, INC.

/s/  William J. Chardavoyne        Chief Financial Officer and Chief Accounting Officer         August 11, 2000
---------------------------        ----------------------------------------------------
   (William J. Chardavoyne)