Form 10-Q
period 2000-09-30
ACTIVISION INC /NY
filed 2000-11-14
CIK 718877

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


The number of shares of the registrant's Common Stock outstanding as of November 9, 2000 was 24,431,582.

                        ACTIVISION, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                PAGE NO.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


           Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
                March 31, 2000                                                                      3

           Consolidated Statements of Operations for the three and six months
                ended September 30, 2000 and 1999 (unaudited)                                       4

           Consolidated Statements of Cash Flows for the six months
                ended September 30, 2000 and 1999 (unaudited)                                       5

           Consolidated Statement of Changes in Shareholders' Equity
                 for the six months ended September 30, 2000 (unaudited)                            6

           Notes to Consolidated Financial Statements for the three and six months
                ended September 30, 2000 (unaudited)                                                7


Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                          16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                24


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         26

Item 4.  Submission of Matters to a Vote of Security Holders                                       26

Item 6.  Exhibits and Reports on Form 8-K                                                          26


SIGNATURES                                                                                         28


PART I.  FINANCIAL INFORMATION.
Item I.  Financial Statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                           September 30,         March 31,
                                                                               2000                2000
                                                                           -------------      -------------
ASSETS

     Current assets:
         Cash and cash equivalents                                         $      25,204      $      49,985
         Accounts receivable, net of allowances of  $31,945 and
             $31,521 at September 30, 2000 and March 31, 2000,
             respectively                                                        136,868            108,108
         Inventories                                                              47,242             40,453
         Prepaid royalties and capitalized software costs                         35,232             31,655
         Deferred income taxes                                                    14,619             14,159
         Other current assets                                                     18,000             17,815
                                                                           -------------      -------------

              Total current assets                                               277,165            262,175

     Prepaid royalties and capitalized software costs                              8,657              9,153
     Property and equipment, net                                                  11,419             10,815
     Deferred income taxes                                                        11,131              6,055
     Goodwill, net                                                                11,174             12,347
     Other assets                                                                  9,981              9,192
                                                                           -------------      -------------

              Total assets                                                 $     329,527      $     309,737
                                                                           =============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
         Current portion of long-term debt                                 $      39,792      $      16,260
         Accounts payable                                                         44,484             38,284
         Accrued expenses                                                         57,646             49,404
                                                                           -------------      -------------

              Total current liabilities                                          141,922            103,948

     Long-term debt, less current portion                                          7,657             13,778
     Convertible subordinated notes                                               60,000             60,000
     Other liabilities                                                                27                  2
                                                                           -------------      -------------

              Total liabilities                                                  209,606            177,728
                                                                           -------------      -------------

     Commitments and contingencies

     Shareholders' equity:
         Preferred stock, $.000001 par value, 5,000,000 shares
           authorized, no shares issued at September 30, 2000 and
           March 31, 2000                                                              -                  -
         Common stock, $.000001 par value, 50,000,000 shares authorized,
           27,180,545 and 26,488,260 shares issued and 24,296,566 and
           25,988,260 shares outstanding at September 30, 2000 and
           March 31, 2000, respectively                                                -                  -
         Additional paid-in capital                                              159,143            151,714
         Retained earnings (deficit)                                              (9,234)            (8,361)
         Accumulated other comprehensive loss                                     (9,739)            (6,066)
         Less:  Treasury stock, at cost, 2,883,979 shares
           and 500,000 shares at September 30, 2000 and March 31,
           2000, respectively                                                    (20,249)            (5,278)
                                                                           -------------      -------------

              Total shareholders' equity                                         119,921            132,009
                                                                           -------------      -------------

              Total liabilities and shareholders' equity                   $     329,527      $     309,737
                                                                           =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                       For the three months ended          For the six months ended
                                                            September 30,                        September 30,
                                                       --------------------------          ------------------------
                                                         2000              1999             2000               1999
                                                       --------          --------          --------          --------
Net revenues                                           $144,363          $115,363          $228,921          $199,505

Costs and expenses:

     Cost of sales - product costs                       64,351            66,284           107,984           119,823
     Cost of sales - royalties and software
         amortization                                    24,819            11,610            38,465            21,480
     Product development                                 11,107             5,819            18,531            10,342
     Sales and marketing                                 23,909            18,194            41,779            33,443
     General and administrative                          10,641             9,931            19,124            16,992
                                                       --------          --------          --------          --------
         Total costs and expenses                       134,827           111,838           225,883           202,080
                                                       --------          --------          --------          --------
Income (loss) from operations                             9,536             3,525             3,038            (2,575)

Interest expense, net                                    (2,683)           (1,838)           (4,406)           (2,997)
                                                       --------          --------          --------          --------
Income (loss) before income tax provision                 6,853             1,687            (1,368)           (5,572)

Income tax provision (benefit)                            2,547               624              (495)           (2,061)
                                                       --------          --------          --------          --------

Net income (loss)                                      $  4,306          $  1,063          $   (873)         $ (3,511)
                                                       ========          ========          ========          ========

Basic earnings per share:
     Net income (loss)                                 $   0.18          $   0.04          $  (0.04)         $  (0.15)
                                                       ========          ========          ========          ========
     Weighted average common shares
         outstanding                                     23,835            24,502            24,388            24,103
                                                       ========          ========          ========          ========
Diluted earnings per share:
     Net income (loss)                                 $   0.17          $   0.04          $  (0.04)         $  (0.15)
                                                       ========          ========          ========          ========
     Weighted average common shares
         outstanding                                     25,799            26,753            24,388            24,103
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

                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                   For the six months ended September 30,
                                                                   --------------------------------------
                                                                          2000              1999
                                                                      -----------       -----------
Cash flows from operating activities:
     Net loss                                                         $      (873)      $    (3,511)
     Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Deferred income taxes                                             (5,275)           (2,496)
         Depreciation and amortization                                      2,964             3,435
         Amortization of prepaid royalties and capitalized
          software costs                                                   34,101            18,271
         Expense related to common stock warrants                             703               517
         Tax benefit from exercise of stock options                         1,445             2,370
     Change in assets and liabilities (net of effects of
      purchases and acquisitions):
         Accounts receivable                                              (28,760)           (9,377)
         Inventories                                                       (6,789)           (6,593)
         Other current assets                                                (185)           (2,985)
         Other assets                                                      (1,492)           (3,501)
         Accounts payable                                                   6,200            (6,591)
         Accrued expenses                                                   8,469             9,087
         Other liabilities                                                     24                 -
                                                                      -----------       -----------
     Net cash provided by (used in) operating activities                   10,532            (1,374)
                                                                      -----------       -----------
Cash flows from investing activities:
     Cash used in purchase acquisitions (net of cash acquired)                  -           (20,523)
     Investment in prepaid royalties and capitalized software costs       (37,182)          (31,625)
     Capital expenditures                                                  (3,531)           (2,330)
     Proceeds from disposal of property and equipment                       1,394                 -
                                                                      -----------       -----------
     Net cash used in investing activities                                (39,319)          (54,478)
                                                                      -----------       -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock pursuant to
      employee stock option plans                                           5,124            13,288
     Proceeds from issuance of common stock pursuant to
      employee stock purchase plan                                            327               419
     Borrowing under line-of-credit agreements                            234,296            51,815
     Payment under line-of-credit agreements                             (211,055)          (34,476)
     Proceeds from term loan                                                    -            25,000
     Payment on term loan                                                  (5,000)                -
     Other notes payable, net                                                (458)           (4,844)
     Cash paid to acquire line of credit and term loan                          -            (3,355)
     Purchase of treasury stock                                           (14,971)                -
                                                                      -----------       -----------
Net cash provided by financing activities                                   8,263            47,847
                                                                      -----------       -----------
Effect of exchange rate changes on cash                                    (4,257)              765
                                                                      -----------       -----------
Net decrease in cash and cash equivalents                                 (24,781)           (7,240)

Cash and cash equivalents at beginning of period                           49,985            33,037
                                                                      -----------       -----------
Cash and cash equivalents at end of period                            $    25,204       $    25,797
                                                                      ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the six months ended September 30, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                        Common Stock   Additional  Retained        Treasury Stock
                                                                     -----------------   Paid-In   Earnings    ---------------------
                                                                      Shares    Amount   Capital   (Deficit)    Shares       Amount
                                                                     ---------------------------------------------------------------
BALANCE, MARCH 31, 2000                                               26,488    $  --   $151,714   $ (8,361)       (500)   $ (5,278)
Components of comprehensive income (loss):
   Net loss                                                               --       --         --       (873)         --          --
   Foreign currency translation adjustment                                --       --         --         --          --          --
     Total comprehensive loss
Acquisition of treasury stock                                             --       --         --         --      (2,384)    (14,971)
Issuance of common stock pursuant to employee stock
   purchase plan                                                          35       --        327         --          --          --
Issuance of common stock pursuant to employee stock
   option plans                                                          658       --      5,124         --          --          --
Tax benefit attributable to employee stock option plans                   --       --      1,445         --          --          --
Tax benefit derived from net operating loss carryforward
 utilization                                                              --       --        533         --          --          --
                                                                     ---------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000                                           27,181    $  --   $159,143   $ (9,234)     (2,884)   $(20,249)
                                                                     ===============================================================

                                                                   Accumulated
                                                                      Other
                                                                  Comprehensive   Shareholders'
                                                                     Income           Equity
                                                                     (Loss)
                                                                  -----------------------------
BALANCE, MARCH 31, 2000                                            $  (6,066)     $ 132,009
Components of comprehensive income (loss):
   Net loss                                                               --           (873)
   Foreign currency translation adjustment                            (3,673)        (3,673)
                                                                                  -------------
     Total comprehensive loss                                                        (4,546)
                                                                                  -------------
Acquisition of treasury stock                                             --        (14,971)
Issuance of common stock pursuant to employee stock
   purchase plan                                                          --            327
Issuance of common stock pursuant to employee stock
   option plans                                                           --          5,124
Tax benefit attributable to employee stock option plans                   --          1,445
Tax benefit derived from net operating loss carryforward
 utilization                                                              --            533
                                                                  -----------------------------
BALANCE, SEPTEMBER 30, 2000                                        $  (9,739)     $ 119,921
                                                                  =============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ACTIVISION INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the three and six months ended September 30, 2000
                                   (Unaudited)

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

     Certain amounts in the consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported net income (loss), shareholders' equity or cash flows.

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

3.   PREPAID ROYALTIES AND CAPITALIZED SOFTWARE COSTS

     Prepaid royalties include payments made to independent software developers under development agreements and license fees paid to intellectual property rights holders for use of their trademarks or copyrights. Intellectual property rights, which have alternative future uses, are capitalized. Capitalized software costs represent costs incurred for development that are not recoupable against future royalties.

     The Company accounts for prepaid royalties relating to development agreements and capitalized software costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs

                        ACTIVISION INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the three and six months ended September 30, 2000
                                   (Unaudited)

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

     As of September 30, 2000, prepaid royalties and unamortized capitalized software costs totaled $36.7 million (including $8.7 million classified as non-current) and $7.2 million, respectively. As of March 31, 2000, prepaid royalties and unamortized capitalized software costs totaled $29.2 million (including $9.2 million classified as non-current) and $11.6 million, respectively.

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

5.   INTEREST EXPENSE, NET

     Interest expense, net is comprised of the following (amounts in thousands):

                                     Three months ended September 30,          Six months ended September 30,
                                ------------------------------------------- -------------------------------------
                                         2000                  1999                2000               1999
                                ---------------------- -------------------- ------------------ ------------------
Interest expense                   $    (2,913)          $     (2,064)       $     (5,103)       $    (3,410)
Interest income                            230                    226                 697                413
                                ---------------------- -------------------- ------------------ ------------------
Net interest income (expense)      $    (2,683)          $     (1,838)       $     (4,406)       $    (2,997)
                                ====================== ==================== ================== ==================

                        ACTIVISION INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the three and six months ended September 30, 2000
                                   (Unaudited)


6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

                                                    Six months ended September 30,
                                                    ------------------------------
                                                        2000              1999
                                                    ------------     -------------
Non-cash investing and financing activities:
   Stock and warrants to acquire common stock
    issued in exchange for licensing rights          $      -         $   3,113
   Tax benefit derived from net operating loss
    carryforward utilization                              533                 -
   Stock and options issued to effect business
    combination                                             -             5,971

Supplemental cash flow information:
   Cash paid for income taxes                        $  2,723         $     788
                                                    ============     =============
   Cash paid for interest                            $  3,174         $   5,238
                                                    ============     =============

7.   OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREA

     The Company publishes, develops and distributes interactive entertainment and leisure products for a variety of game platforms, including PCs, the Sony PlayStation and PlayStation 2 console systems, the Nintendo 64 console system, the Nintendo Gameboy and the Sega Dreamcast console system. Based on its organizational structure, the Company operates in two reportable segments: publishing and distribution.

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

                        ACTIVISION INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the three and six months ended September 30, 2000
                                   (Unaudited)


Information on the reportable segments for the three and six months ended September 30, 2000 and 1999 is as follows:

                                                                        Three months ended September 30, 2000
                                                                  -------------------------------------------------
                                                                  Publishing        Distribution           Total
                                                                  ----------        ------------         ----------
     Total segment revenues                                       $  121,630         $   22,733          $  144,363
     Revenue from sales between segments                             (10,715)            10,715                   -
                                                                  ----------         ----------          ----------
     Revenues from external customers                             $  110,915         $   33,448          $  144,363
                                                                  ==========         ==========          ==========
     Operating income (loss)                                      $   10,461         $     (925)         $    9,536
                                                                  ==========         ==========          ==========

                                                                         Six months ended September 30, 2000
                                                                  -------------------------------------------------
                                                                  Publishing        Distribution           Total
                                                                  ----------        ------------         ----------
     Total segment revenues                                       $  182,629         $   46,292          $  228,921
     Revenue from sales between segments                             (16,576)            16,576                   -
                                                                  ----------         ----------          ----------
     Revenues from external customers                             $  166,053         $   62,868          $  228,921
                                                                  ==========         ==========          ==========
     Operating income (loss)                                      $    4,554         $   (1,516)         $    3,038
                                                                  ==========         ==========          ==========

                                                                         Three months ended September 30, 1999
                                                                  -------------------------------------------------
                                                                  Publishing        Distribution           Total
                                                                  ----------        ------------         ----------
     Total segment revenues                                       $   87,106         $   28,257          $  115,363
     Revenue from sales between segments                              (8,417)             8,417                   -
                                                                  ----------         ----------          ----------
     Revenues from external customers                             $   78,689         $   36,674          $  115,363
                                                                  ==========         ==========          ==========
     Operating income                                             $    3,406         $      119          $    3,525
                                                                  ==========         ==========          ==========

                                                                         Six months ended September 30, 1999
                                                                 -------------------------------------------------
                                                                  Publishing        Distribution           Total
                                                                  ----------        ------------         ----------
     Total segment revenues                                       $  140,472         $   59,033          $  199,505
     Revenue from sales between segments                             (13,663)            13,663                   -
                                                                  ----------         ----------          ----------
     Revenues from external customers                             $  126,809         $   72,696          $  199,505
                                                                  ==========         ==========          ==========
     Operating loss                                               $   (2,541)        $      (34)         $   (2,575)
                                                                  ==========         ==========          ==========

                        ACTIVISION INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the three and six months ended September 30, 2000
                                   (Unaudited)

     Geographic information for the three months and six months ended September 30, 2000 and 1999 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows:

                                         Three months ended September 30,           Six months ended September 30,
                                         --------------------------------           ------------------------------
                                           2000                  1999                 2000                 1999
                                         --------              --------             --------             ---------
     United States                       $ 92,308              $ 59,173             $138,303             $ 94,601
     Europe                                48,039                53,616               85,409              100,765
     Other                                  4,016                 2,574                5,209                4,139
                                         --------              --------             --------             --------
     Total                               $144,363              $115,363             $228,921             $199,505
                                         ========              ========             ========             ========

     Revenues by platform were as follows:

                                         Three months ended September 30,           Six months ended September 30,
                                         --------------------------------           ------------------------------
                                           2000                  1999                 2000                 1999
                                         --------              --------             --------             ---------
     Console                             $115,159              $ 82,721             $161,804             $134,772
     PC                                    29,204                32,642               67,117               64,733
                                         --------              --------             --------             --------
     Total                               $144,363              $115,363             $228,921             $199,505
                                         ========              ========             ========             ========

                        ACTIVISION INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the three and six months ended September 30, 2000
                                   (Unaudited)


8.   COMPUTATION OF EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings (loss) per share (amounts in thousands, except per share data):

                                                       Three months ended                 Six months ended
                                                          September 30,                    September 30,
                                                  -------------------------         -----------------------------
                                                    2000              1999             2000                1999
                                                  ---------         -------         ---------           ---------
NUMERATOR
Numerator for basic and diluted earnings per
 share-income (loss) available to common
 shareholders                                     $   4,306         $ 1,063         $    (873)          $  (3,511)
                                                  =========         =======         =========           =========

DENOMINATOR
Denominator for basic earnings per share-
 weighted average common shares outstanding          23,835          24,502            24,388              24,103
                                                  =========         =======         =========           =========
Effect of dilutive securities:
  Employee stock options                              1,891           1,983                 -                   -
  Warrants                                               73             268                 -                   -
                                                  ---------         -------         ---------           ---------
Denominator for diluted earnings per
 share-weighted average common shares
 outstanding plus assumed conversions                25,799          26,753            24,388              24,103
                                                  =========         =======         =========           =========
Basic earnings (loss) per share                   $    0.18         $  0.04         $   (0.04)          $   (0.15)
                                                  =========         =======         =========           =========
Diluted earnings (loss) per share                 $    0.17         $  0.04         $   (0.04)          $   (0.15)
                                                  =========         =======         =========           =========

     Options to purchase 2.8 million and 14.9 million shares of common stock at exercise prices ranging from $11.05 to $23.04 and from $0.75 to $23.04, respectively, were outstanding for the three months and six months ended September 30, 2000, respectively, but were not included in the calculations of diluted earnings (loss) per share because their effect would be antidilutive. Options to purchase 113,745 and 10.6 million shares of common stock at exercise prices ranging from $14.57 to $23.04 and from $0.51 to $23.04, respectively, were outstanding for the three months and six months ended September 30, 1999, respectively, but were not included in the calculations of diluted earnings (loss) per share because their effect would be antidilutive. Shares issuable upon the conversion of convertible subordinated notes were not included in the calculations of diluted earnings (loss) per share because their effect would be antidilutive.

                        ACTIVISION INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the three and six months ended September 30, 2000
                                   (Unaudited)

9.   COMMITMENTS

     BANK LINES OF CREDIT AND OTHER DEBT

     In June 1999, the Company obtained a $125.0 million revolving credit facility and term loan (the "U.S. Facility") with a group of banks ("the lender"). The U.S. Facility provides the Company with the ability to borrow up to $100.0 million and issue letters of credit up to $80.0 million on a revolving basis against eligible accounts receivable and inventory. The $25.0 million term loan portion of the U.S. Facility was used to acquire Expert Software, Inc. in June 1999 and to pay costs related to such acquisition and the securing of the U.S. Facility. The term loan has a three year term with principal amortization on a straight-line quarterly basis which began December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3%. The revolving portion of the U.S Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75% (weighted average interest rate on outstanding borrowings of approximately 10.1% and 9.8% for the three months and six months ended September 30, 2000, respectively) and matures June 2002. The Company pays a commitment fee of 1/2% on the unused portion of the revolving line. The U.S. Facility is collateralized by substantially all of the assets of the Company and its U.S. subsidiaries. The U.S. Facility contains various covenants that limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. The Company is also required to maintain specified financial ratios related to net worth and fixed charges. The Company was in compliance with these covenants as of September 30, 2000. As of September 30, 2000, $15.0 million was outstanding under the term loan portion of the U.S. Facility and $25.3 million was outstanding under the revolving portion of the U.S. Facility. As of September 30, 2000, $40.6 million of letters of credit were outstanding against the revolving portion of the U.S. Facility.

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

     The Company has a revolving credit facility through its CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 26 million ($10.4 million), based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.25% (weighted average interest rate of 5.5% as of September 30, 2000), is collateralized by GBP 3.0 million ($4.4 million) letters of credit issued by the Company's CentreSoft subsidiary and matures August 2003. As of September 30, 2000, letters of credit outstanding under the Netherlands Facility were approximately NLG 278,000 ($111,000) and borrowings outstanding were NLG 8.8 million ($3.5 million).

     The Company also has revolving credit facilities with its CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and its NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for British Pounds ("GBP") 7.0 million ($10.2 million) of revolving loans and GBP 3.0 million ($4.4 million) of letters of credit, bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and matures July 2001. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The Company was in compliance with these covenants as of September 30, 2000. No borrowings were outstanding against the UK facility as of September 30, 2000. Letters of credit of GBP 3.0 million ($4.4 million) were outstanding against the UK Facility as of September 30, 2000, issued on behalf of the Company's CD Contact subsidiary as described above. The German Facility provides for revolving loans up to Deutsche Mark ("DM") 4 million ($1.8 million), bears interest at 5.9%, is collateralized by a cash deposit of approximately GBP 650,000 ($951,000) made by the Company's CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of September 30, 2000.

                        ACTIVISION INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the three and six months ended September 30, 2000
                                   (Unaudited)


     DEVELOPER CONTRACTS

     In the normal course of business, the Company enters into contractual arrangements with third parties for the development of products. Under these agreements, the Company commits to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, the total future minimum contract commitment for contracts in place as of September 30, 2000 is approximately $39.8 million and is scheduled to be distributed as follows (amounts in thousands):

                      Fiscal
                      ------
                      2001                    $     15,105
                      2002                           9,199
                      2003                           6,198
                      2004                           3,000
                      2005                           2,125
                      Thereafter                     4,125
                                              ------------
                          Total               $     39,752
                                              ============

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

     The federal income tax return for fiscal 1997 is currently under examination. While the ultimate results of such examination cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

10.  REPURCHASE PLAN

     As of May 9, 2000, the Board of Directors authorized the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes. The shares and notes could be purchased from time to time through the open market or in privately negotiated transactions. The amount of shares and notes purchased and the timing of purchases was based on a number of factors, including the market price of the shares and notes, market conditions, and such other factors as the Company's management deemed appropriate. The Company has financed the purchase of shares with available cash. During the quarter ended June 30, 2000, the Company repurchased 2.3 million shares of its common stock for approximately $15.0 million.

11.  SHAREHOLDERS' RIGHTS PLAN

     On April 18, 2000, the Company's Board of Directors approved a shareholders rights plan (the "Rights Plan"). Under the Rights Plan, each common stockholder at the close of business on April 19, 2000 will receive a dividend of one right for each share of common stock held. Each right represents the right to purchase one

                        ACTIVISION INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the three and six months ended September 30, 2000
                                   (Unaudited)


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

12.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2000, the Emerging Issues Task Force reached a consensus on issue No. 00-15 ("EITF 00-15"), "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option." The EITF concluded that income tax benefits realized upon an employee's exercise of a nonqualified stock option should be classified as an operating cash flow. Accordingly, the Company reclassified tax benefits resulting from the exercise of stock options on its Consolidated Statements of Cash Flows.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a material impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading international publisher, developer and distributor of interactive entertainment and leisure products. The Company currently focuses its publishing, development and distribution efforts on products designed for personal computers ("PCs") as well as the Sony PlayStation ("PSX") and PlayStation 2 ("PS2"), Sega Dreamcast ("Dreamcast") and Nintendo N64 ("N64") console systems and Nintendo Gameboy handheld game devices. The Company's products span a wide range of genres and target markets.

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

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, channel, platform and segment:

                                    Three months ended September 30,              Six months ended September 30,
                               -------------------------------------------  ------------------------------------------
                                             (In thousands)                               (In thousands)
                               -------------------------------------------  ------------------------------------------
                                       2000                  1999                   2000                  1999
                               --------------------  ---------------------  --------------------  --------------------

Net revenues                    $144,363     100.0%    $115,363     100.0%   $228,921     100.0%   $199,505     100.0%

Costs and expenses:
     Cost of sales -
        product costs             64,351      44.6%      66,284      57.4%    107,984      47.2%    119,823      60.0%
     Cost of sales -
        royalties and
        software amortization     24,819      17.2%      11,610      10.1%     38,465      16.8%     21,480      10.8%
     Product development          11,107       7.7%       5,819       5.0%     18,531       8.1%     10,342       5.2%
     Sales and marketing          23,909      16.5%      18,194      15.8%     41,779      18.3%     33,443      16.8%
     General and
        administrative            10,641       7.4%       9,931       8.6%     19,124       8.3%     16,992       8.5%
         Total costs and       ---------  ---------  ----------  ---------  ----------  --------- ---------   --------
           expenses              134,827      93.4%     111,838      96.9%    225,883      98.7%    202,080     101.3%
                               ---------  ---------  ----------  ---------  ----------  --------- ---------   --------
Income (loss) from operations      9,536       6.6%       3,525       3.1%      3,038       1.3%     (2,575)     (1.3%)

Interest expense, net             (2,683)     (1.9%)     (1,838)     (1.6%)    (4,406)     (1.9%)    (2,997)     (1.5%)
                               ---------  ---------  ----------  ---------  ----------  --------- ---------   --------
Income (loss) before income
     tax provision                 6,853       4.7%       1,687       1.5%    (1,368)     (0.6%)     (5,572)     (2.8%)

Income tax provision
     (benefit)                     2,547       1.7%         624       0.5%      (495)     (0.2%)     (2,061)     (1.0%)
                               ---------  ---------  ----------  ---------  ----------  --------- ---------   --------
Net income (loss)              $   4,306       3.0%     $ 1,063       1.0%   $  (873)     (0.4%)   $ (3,511)     (1.8%)
                               =========  =========  ==========  =========  ==========  ========= =========   ========


NET REVENUES BY TERRITORY:
     United States             $ 92,308      63.9%    $ 59,173      51.3%   $138,303      60.4%   $ 94,601      47.4%
     Europe                      48,039      33.3%      53,616      46.5%     85,409      37.3%    100,765      50.5%
     Other                        4,016       2.8%       2,574       2.2%      5,209       2.3%      4,139       2.1%
                               ---------  ---------  ----------  ---------  ----------  --------- ---------   --------
     Total net revenues        $144,363     100.0%    $115,363     100.0%   $228,921     100.0%   $199,505     100.0%
                               =========  =========  ==========  =========  ==========  ========= =========   ========

NET REVENUES BY CHANNEL:
     Retailer/Reseller         $140,207      97.1%    $108,322      93.9%   $220,855      96.5%   $187,680      94.1%
     OEM, Licensing, on-line
        and other                 4,156       2.9%       7,041       6.1%      8,066       3.5%     11,825       5.9%
                               ---------  ---------  ----------  ---------  ----------  --------- ---------   --------
     Total net revenues        $144,363     100.0%    $115,363     100.0%   $228,921     100.0%   $199,505     100.0%
                               =========  =========  ==========  =========  ==========  ========= =========   ========
ACTIVITY/PLATFORM MIX:
     Publishing:
         Console               $ 99,057      81.4%    $ 61,890      71.1%   $129,100      70.7%   $ 93,405      66.5%
         PC                      22,573      18.6%      25,216      28.9%     53,529      29.3%     47,067      33.5%
                               ---------  ---------  ----------  ---------  ----------  --------- ---------   --------
         Total publishing net
             revenues           121,630      84.3%      87,106      75.5%    182,629      79.8%    140,472      70.4%
                               ---------  ---------  ----------  ---------  ----------  --------- ---------   --------
     Distribution:
         Console                 16,102      70.8%      20,831      73.7%     32,704      70.6%     41,367      70.1%
         PC                       6,631      29.2%       7,426      26.3%     13,588      29.4%     17,666      29.9%
                               ---------  ---------  ----------  ---------  ----------  --------- ---------   --------
         Total distribution
             net revenues        22,733      15.7%      28,257      24.5%     46,292      20.2%     59,033      29.6%
                               ---------  ---------  ----------  ---------  ----------  --------- ---------   --------
         Total net revenues    $144,363     100.0%    $115,363     100.0%   $228,921     100.0%   $199,505     100.0%
                               =========  =========  ==========  =========  ==========  ========= =========   ========




OPERATING INCOME (LOSS) BY
     SEGMENT:
         Publishing            $ 10,461     109.7%    $  3,406      96.6%   $  4,554     149.9%  $  (2,541)      98.7%
         Distribution              (925)     (9.7%)        119       3.4%     (1,516)    (49.9%)       (34)       1.3%
                               ---------  ---------  ----------  ---------  ----------  --------- ---------   --------
         Total operating
             income (loss)     $  9,536     100.0%    $  3,525     100.0%   $  3,038       100%  $  (2,575)     100.0%
                               =========  =========  ==========  =========  ==========  ========= =========   ========

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUES

Net revenues for the three months and six months ended September 30, 2000 increased 25% and 15%, respectively, over the same period last year, from $115.4 million to $144.4 million for the three month period and from $199.5 million to $228.9 million for the six month period. Publishing net revenues increased 40% and 30% for the three months and six months ended September 30, 2000, respectively, over the same period last year, from $87.1 million to $121.6 million for the three month period and from $140.5 to $182.6 for the six month period. These increases in publishing net revenues were partially offset by a decrease in net revenues from the Company's distribution business. Distribution net revenues for the three months and six months ended September 30, 2000 decreased 20% and 22%, respectively, from the same period last year, from $28.3 million to $22.7 million for the three month period and from $59.0 million to $46.3 million for the six month period.

The increase in publishing net revenues for the three months ended September 30, 2000 over the same period last year, was primarily driven by a 60% increase in publishing console net revenues, from $61.9 million to $99.1 million. This increase was attributable to several new launches during the second quarter of fiscal 2001, including Tony Hawk's Pro Skater 2 (PSX), Spiderman (PSX and Nintendo Color Gameboy), X-Men Mutant Academy (PSX), Tenchu II (PSX) and Star Trek Invasion (PSX). The launch of Tony Hawk's Pro Skater 2 for the PSX was one of the Company's largest launches in its history with over 1.0 million units shipped. This increase in publishing console net revenues for the quarter was slightly offset by a 10% decrease in publishing PC net revenues for the three months ended September 30, 2000 from the same period last year, from $25.2 million to $22.6 million. This decrease is primarily due to fewer PC titles being released in the three months ended September 30, 2000, compared to the same period last year.

For the six months ended September 30, 2000, the increase in publishing net revenues was primarily driven by a 38% increase in publishing console net revenues over the same period last year, from $93.4 million to $129.1 million. This increase was primarily due to the new launches for the PSX and other console systems during the second quarter of fiscal 2001 as described above. Additionally, for the six months ended September 30, 2000, publishing PC net revenues increased 14% over the same period last year, from $47.1 million to $53.5 million. This increase was primarily attributable to several new PC launches in the first quarter of fiscal 2001 including Vampire: The Masquerade Redemption and Dark Reign 2, as well as continuing sales of Star Trek Armada, Soldier of Fortune and Quake 3 Arena. This increase in publishing PC net revenues for the quarter ended June 30, 2000 was slightly offset by the decrease in publishing PC net revenues in the quarter ended September 30, 2000 from the same period last year as described above.

The decrease in distribution net revenues for the three months ended September 30, 2000 from the same period last year mainly was attributable to the continued weakness in the European console market. The decrease in distribution net revenues for the six months ended September 30, 2000 from the same period last year mainly was attributable to the decrease in the number of PC titles released in fiscal 2001.

Domestic net revenues increased 56% and 46% for three months and six months ended September 30, 2000, respectively, over the same period last year, from $59.2 million to $92.3 million for the three month period and from $94.6 million to $138.3 million for the six month period. These increases were driven by the increases in the Company's publishing console net revenues and, to a lesser degree, its publishing PC net revenues.

International net revenues decreased 7% and 14% for the three months and six months ended September 30, 2000, respectively, over the same period last year, from $56.2 million to $52.1 million for the three month period and from $104.9 million to $90.6 million for the six month period. These decreases are due primarily to the decrease in net revenues from the Company's distribution business.

COSTS AND EXPENSES

Cost of sales - product costs represented 44.6% and 57.4% of net revenues for the three months ended September 30, 2000 and 1999, respectively. Cost of sales
- product costs represented 47.2% and 60.0% of net revenues for the six months ended September 30, 2000 and 1999, respectively. These decreases in cost of sales - product costs as a percentage of net revenues for the three months and six months ended September 30, 2000 from the same period last year were due to product mix. During the second quarter of fiscal 2001, virtually all titles shipped were Activision titles. In the same period last year, the Company shipped a significant number of lower margin, third-party titles. Additionally, the decreases as percentage of net revenues are due to the overall increase in publishing net revenues versus distribution net revenues as a percentage of total net revenues. Publishing revenues generate a higher gross margin per unit compared to distribution revenues.

Cost of sales - royalty and software amortization expense represented 17.2% and 10.1% of net revenues for the three months ended September 30, 2000 and 1999, respectively. Cost of sales - royalty and software amortization expense represented 16.8% and 10.8% of net revenues for the six months ended September 30, 2000 and 1999, respectively. The increase in cost of sales - royalty and software amortization expense as a percentage of net revenues was primarily due to changes in the Company's product mix, with an increase in the number of branded products with higher royalty obligations as compared to the same periods in the prior fiscal year.

Product development expenses of $11.1 million and $5.8 million represented 7.7% and 5.0% of net revenues for the three months ended September 30, 2000 and 1999, respectively. Product development expenses of $18.5 million and $10.3 million represented 8.1% and 5.2% of net revenues for the six months ended September 30, 2000 and 1999, respectively. These increases in product development expenses as a percentage of net revenues were due to an increase in the number of titles being developed during the three months and six months ended September 30, 2000 for current and next-generation platforms, including PS2.

Sales and marketing expenses for the three months ended September 30, 2000 and 1999 were $23.9 million (16.5% of net revenues) and $18.2 million (15.8% of net revenues), respectively. Sales and marketing expenses for the six months ended September 30, 2000 and 1999 were $41.8 million (18.3% of net revenues) and $33.4 million (16.8% of net revenues), respectively. The increase in the amount of sales and marketing and the increase as a percentage of net revenues were due to an increase in the number of titles released and the advertising necessary to promote these titles. These increases are also the result of an increase in Activision titles released during fiscal 2001. In fiscal 2000, the Company had a significant number of lower margin, third-party titles.

General and administrative expenses for the three months ended September 30, 2000 and 1999 were $10.6 million (7.4% of net revenues) and $9.9 million (8.6% of net revenues), respectively. General and administrative expenses for the six months ended September 30, 2000 and 1999 were $19.1 million (8.3% of net revenues) and $17.0 million (8.5% of net revenues), respectively. These changes in general and administrative expenses were due to an increase in headcount related expenses for worldwide administrative support, partially offset by a decrease in goodwill amortization. Goodwill amortization in fiscal 2001 decreased compared to fiscal 2000 due to the significant write-off in the fourth quarter of fiscal 2000 of goodwill relating to Expert as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

OPERATING INCOME (LOSS)

Operating income for the three months ended September 30, 2000 and 1999 was $9.5 million and $3.5 million, respectively. Operating income (loss) for the six months ended September 30, 2000 and 1999 was $3.0 million and ($2.6 million), respectively.

The increase in operating income for the three months ended September 30, 2000 over the same period last year was primarily due to an increase in publishing operating income from $3.4 million to $10.5 million, partially offset by a decline in distribution operating income from $119,000 to an operating loss of ($925,000). The increase in operating income for the six months ended September 30, 2000 over the same period last year was primarily due to an increase in publishing operating income, from an operating loss of ($2.5 million) to operating income of $4.6 million, partially offset by an increase in the distribution operating loss, from ($34,000) to ($1.5 million).

Publishing operating income increases were primarily the result of increased net revenues and a change in the Company's product mix. In fiscal 2001, the Company shipped significantly more Activision titles. In the prior year, the Company shipped a significant number of lower margin, third-party titles. Distribution operating income decreases were primarily due to reduced net revenues from the continued weakness in the European console market and the decrease in the number of PC titles released during fiscal 2001 as previously discussed.

OTHER INCOME (EXPENSE)

Interest expense, net of interest income, increased to $2.7 million and $4.4 million for the three months and six months ended September 30, 2000, respectively, from $1.8 million and $3.0 million for the three months and six months ended September 30, 1999, respectively. These increases were due to increased working capital needs, which resulted in increased average borrowings associated with the Company's $125 million term loan and revolving credit facility obtained in June 1999. The increases were also the result of higher interest rates experienced in fiscal 2001.

PROVISION FOR INCOME TAXES

The income tax provision (benefit) of $2.5 million and ($495,000) for the three months and six months ended September 30, 2000, respectively, reflect the Company's effective income tax rate of approximately 37%. The significant items generating the variance between the Company's effective rate and its statutory rate of 35% are state taxes and nondeductible goodwill amortization, partially offset by a decrease in the Company's deferred tax asset valuation allowance and research and development tax credits. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased $24.8 million, from $50.0 million at March 31, 2000 to $25.2 million at September 30, 2000. The decrease in cash during the six months ended September 30, 2000 resulted from $39.3 million of cash used in investing activities, partially offset by $10.5 million provided by operating activities and $8.3 million provided by financing activities. The cash provided by operating activities primarily was the result of changes in accounts payable, accrued liabilities, accounts receivable and inventories driven by a seasonal increase in working capital demands. The cash used in investing activities primarily is the result of the Company's continued investment in product development. Approximately $37.2 million was utilized in connection with the acquisition of publishing or distribution rights to products being developed by third parties, the execution of new license agreements granting the Company long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products. The cash provided by financing activities is the result of approximately $5.5 million of cash proceeds from the issuance of common stock pursuant to employee stock option plans and the employee stock purchase plan, as well as net increased borrowings of approximately $23.2 million under the revolving portion of the U.S. Facility. These amounts were partially offset by $15.0 million of cash used by the Company to purchase its common stock under its repurchase program and $5.0 million of cash used to pay down its term loan.

In connection with the Company's purchases of Nintendo N64 software cartridges for distribution in North America and Europe, Nintendo requires the Company to provide irrevocable letters of credit prior to accepting purchase orders from the Company. Furthermore, Nintendo maintains a policy of not accepting returns of Nintendo N64 software cartridges. Because of these and other factors, the carrying of an inventory of Nintendo N64 software cartridges entails significant capital and risk. As of September 30, 2000, the Company had $4.9 million of Nintendo N64 hardware and software cartridge inventory on hand, which represented approximately 10.3% of all inventory.

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

In June 1999, the Company obtained a $125.0 million revolving credit facility and term loan (the "U.S. Facility") with a group of banks ("the lender"). The U.S. Facility provides the Company with the ability to borrow up to $100.0 million and issue letters of credit up to $80.0 million on a revolving basis against eligible accounts receivable and inventory. The $25.0 million term loan portion of the U.S. Facility was used to acquire Expert Software, Inc. in June 1999 and to pay costs related to such acquisition and the securing of the U.S. Facility. The term loan has a three year term with principal amortization on a straight-line quarterly basis which began December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3%. The revolving portion of the U.S Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75% (weighted average interest rate on outstanding borrowings of approximately 10.1% and 9.8% for the three months and six months ended September 30, 2000, respectively) and matures June 2002. The Company pays a commitment fee of 1/2% on the unused portion of the revolving line. The U.S. Facility is collateralized by substantially all of the assets of the Company and its U.S. subsidiaries. The U.S. Facility contains various covenants that limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. The Company is also required to maintain specified financial ratios related to net worth and fixed charges. The Company was in compliance with these covenants as of September 30, 2000. As of September 30, 2000, $15.0 million was outstanding under the term loan portion of the U.S. Facility and $25.3 million was outstanding under the revolving portion of the U.S. Facility. As of September 30, 2000, $40.6 million of letters of credit were outstanding against the revolving portion of the U.S. Facility.

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

The Company has a revolving credit facility through its CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 26 million ($10.4 million), based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.25% (weighted average interest rate of 5.5% as of September 30, 2000), is collateralized by GBP 3.0 million ($4.4 million) letters of credit issued by the Company's CentreSoft subsidiary and matures August 2003. As of September 30, 2000, letters of credit outstanding under the Netherlands Facility were approximately NLG 278,000 ($111,000) and borrowings outstanding were NLG 8.8 million ($3.5 million).

The Company also has revolving credit facilities with its CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and its NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for British Pounds ("GBP") 7.0 million ($10.2 million) of revolving loans and GBP 3.0 million ($4.4 million) of letters of credit, bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and matures July 2001. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The Company was in compliance with these covenants as of September 30, 2000. No borrowings were outstanding against the UK facility as of September 30, 2000. Letters of credit of GBP 3.0 million ($4.4 million) were outstanding against the UK Facility as of September 30, 2000, issued on behalf of the Company's CD Contact subsidiary as described above. The German Facility provides for revolving loans up to Deutsche Mark ("DM") 4 million ($1.8 million), bears interest at 5.9%, is collateralized by a cash deposit of approximately GBP 650,000 ($951,000) made by the Company's CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of September 30, 2000.

In the normal course of business, the Company enters into contractual arrangements with third parties for the development of products. Under these agreements, the Company commits to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, the total future minimum contract commitment for contracts in place as of September 30, 2000 is approximately $39.8 million and is scheduled to be distributed as follows (amounts in thousands):

                    Fiscal
                    ------
                    2001                  $     15,105
                    2002                         9,199
                    2003                         6,198
                    2004                         3,000
                    2005                         2,125
                    Thereafter                   4,125
                                          ------------
                        Total             $     39,752
                                          ============

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

In May 2000, the Board of Directors authorized the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes. The shares and notes could be purchased in the open market or in privately negotiated transactions at such times and in such amounts as management deemed appropriate, depending on market conditions and other factors. In the quarter ended June 30, 2000, the Company repurchased 2.3 million shares of its common stock for approximately $15.0 million.

The Company believes that it has sufficient working capital ($135.2 million at September 30, 2000), as well as proceeds available from the U.S. Facility, the UK Facility, the Netherlands Facility and the German Facility, to finance the Company's operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

FACTORS AFFECTING FUTURE PERFORMANCE

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company has disclosed certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of its employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see the Company's Annual Report on Form 10-K for the year ended March 31, 2000 which is incorporated herein by reference. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2000, the Emerging Issues Task Force reached a consensus on issue No. 00-15 ("EITF 00-15"), "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option." The EITF concluded that income tax benefits realized upon an employee's exercise of a nonqualified stock option should be classified as an operating cash flow. Accordingly, the Company reclassified tax benefits resulting from the exercise of stock options on its Consolidated Statements of Cash Flows.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a material impact on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

The Company has a number of variable rate and fixed rate debt obligations, denominated both in U.S. dollars and various foreign currencies as detailed in
Note 9 to the Consolidated Financial Statements appearing elsewhere in this Quarterly Report. The Company manages interest rate risk by monitoring its ratio of fixed and variable rate debt obligations in view of changing market conditions. Additionally, in the future, the Company may consider the use of interest rate swap agreements to further manage potential interest rate risk.

As of September 30, 2000, the carrying value of the Company's variable rate debt was $43.8 million, which includes the U.S. Facility ($40.3 million) and the Netherlands Facility ($3.5 million). A hypothetical 1% increase in the applicable interest rates of the Company's variable rate debt would increase annual interest expense by approximately $438,000 as September 30, 2000.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Company transacts business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP. The volatility of GBP (and all other applicable currencies) will be monitored frequently throughout the coming year. While the Company has not traditionally engaged in foreign currency hedging, the Company may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

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

        The federal income tax return for fiscal 1997 is currently under examination. While the ultimate results of such examination cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its 2000 Annual Meeting of the Stockholders on September 28, 2000 in Beverly Hills, California. Two items were submitted to a vote of the stockholders: (1) the election of six directors to hold office for one year terms and until their respective successors are elected and have qualified and (2) the approval of an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder.

        All six director nominees were recommended by the Board of Directors and all were elected. Set forth below are the results of the voting for each director.

                                                        For                                    Withheld
                                                     ----------                               ---------
        Harold A. Brown                              18,393,158                                722,065
        Barbara S. Isgur                             19,090,923                                694,100
        Brian G. Kelly                               19,096,995                                688,028
        Robert A. Kotick                             19,097,618                                687,905
        Steven T. Mayer                              19,091,329                                693,694
        Robert J. Morgado                            19,017,782                                767,241


        The amendment to the Company's Employee Stock Purchase Plan was approved. Set forth below are the results of the voting.

           For                    Against                    Abstain
       ----------                 -------                    -------
       19,043,546                 696,591                    44,886


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

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

        10.1 Amended and restated employment agreement dated as of May 22, 2000 between the Company and Robert A. Kotick.

        10.2 Stock option agreement dated May 22, 2000 between the Company and Robert A. Kotick.

        10.3 Amended and restated employment agreement dated as of May 22, 2000 between the Company and Brian G. Kelly.

        10.4 Stock option agreement dated May 22, 2000 between the Company and Brian G. Kelly.

        27.1 Financial data schedule for the six months ended September 30, 2000.

     (b) Reports on Form 8-K

         The Company has filed no reports on Form 8-K during the quarterly period ended September 30, 2000.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 2000

ACTIVISION, INC.



  /s/ William J. Chardavoyne     Chief Financial Officer and   November 13, 2000
------------------------------     Chief Accounting Officer
     (William J. Chardavoyne)