Form 10-Q
period 2000-12-31
ACTIVISION INC /NY
filed 2001-02-14
CIK 718877

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's Common Stock outstanding as of February 9, 2001 was $26,282,864 .

                        ACTIVISION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets as of December 31, 2000 (Unaudited) and
                March 31, 2000                                                                      3

           Consolidated Statements of Operations for the three and nine months
                ended December 31, 2000 and 1999 (Unaudited)                                        4

           Consolidated Statements of Cash Flows for the nine months
                ended December 31, 2000 and 1999 (Unaudited)                                        5

           Consolidated Statement of Changes in Shareholders' Equity
                 for the nine months ended December 31, 2000 (Unaudited)                            6

           Notes to Consolidated Financial Statements for the three and nine months
                ended December 31, 2000 (Unaudited)                                                 7


Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                          16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                24


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         26

Item 6.  Exhibits and Reports on Form 8-K                                                          26


SIGNATURES                                                                                         27


PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.

                       ACTIVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                          December 31,       March 31,
                                                                             2000              2000
                                                                          ------------      ----------

ASSETS

   Current assets:
       Cash and cash equivalents                                          $  52,348         $  49,985
       Accounts receivable, net of allowances of  $44,751 and
           $31,521 at December 31, 2000 and March 31, 2000, respectively    166,871           108,108
       Inventories                                                           49,772            40,453
       Prepaid royalties and capitalized software costs                      21,224            31,655
       Deferred income taxes                                                 21,870            14,159
       Other current assets                                                  16,309            17,815
                                                                         ----------        ----------
              Total current assets                                          328,394           262,175

     Prepaid royalties and capitalized software costs                        11,060             9,153
     Property and equipment, net                                             15,053            10,815
     Deferred income taxes                                                    3,748             6,055
     Goodwill, net                                                           10,892            12,347
     Other assets                                                             8,268             9,192
                                                                         ----------        ----------

              Total assets                                                $ 377,415         $ 309,737
                                                                         ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
         Current portion of long-term debt                                $  11,390         $  16,260
         Accounts payable                                                    80,560            38,284
         Accrued expenses                                                    73,929            49,404
                                                                         ----------        ----------

              Total current liabilities                                     165,879           103,948

     Long-term debt, less current portion                                     5,722            13,778
     Convertible subordinated notes                                          60,000            60,000
     Other liabilities                                                            2                 2
                                                                         ----------        ----------

              Total liabilities                                             231,603           177,728
                                                                         ----------        ----------

     Commitments and contingencies

     Shareholders' equity:
         Preferred stock, $.000001 par value, 5,000,000 shares
          authorized, no shares issued at December 31, 2000
          and March 31, 2000                                                      -                 -
         Common stock, $.000001 par value, 50,000,000 shares authorized,
          27,555,492 and 26,488,260 shares issued and 24,671,513 and
          25,988,260 shares outstanding at December 31, 2000 and
          March 31, 2000, respectively                                            -                 -
         Additional paid-in capital                                         163,017           151,714
         Retained earnings (deficit)                                         11,271            (8,361)
         Accumulated other comprehensive loss                                (8,227)           (6,066)
         Less:  Treasury stock, at cost, 2,883,979 shares
          and 500,000 shares at December 31, 2000 and March 31,
          2000, respectively                                                (20,249)           (5,278)
                                                                         ----------        ----------
              Total shareholders' equity                                    145,812           132,009
                                                                         ----------        ----------
              Total liabilities and shareholders' equity                  $ 377,415         $ 309,737
                                                                         ==========        ==========


     The accompanying notes are an integral part of these consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                   For the three months ended         For the nine months ended
                                                          December 31,                       December 31,
                                                ---------------------------------   ---------------------------------
                                                     2000              1999              2000             1999
                                                ---------------  ----------------   ---------------  ----------------
Net revenues                                        $   264,473       $  268,862      $ 493,393         $ 468,367

Costs and expenses:
     Cost of sales - product costs                      139,430          139,357        247,414           259,180
     Cost of sales - royalties and software
         amortization                                    39,364           39,733         77,829            61,213
     Product development                                 11,779            6,235         30,311            16,576
     Sales and marketing                                 26,725           33,947         68,505            67,392
     General and administrative                          12,421           11,349         31,542            28,340
                                                    -----------       ----------      ---------         ---------
         Total costs and expenses                       229,719          230,621        455,601           432,701
                                                    -----------       ----------      ---------         ---------
Income from operations                                   34,754           38,241         37,792            35,666

Interest expense, net                                    (2,225)          (2,835)        (6,631)           (5,833)
                                                    -----------       ----------      ---------         ---------
Income before income tax provision                       32,529           35,406         31,161            29,833

Income tax provision                                     12,024           13,105         11,529            11,043
                                                    -----------       ----------      ---------         ---------
Net income                                          $    20,505       $   22,301       $ 19,632          $ 18,790
                                                    ===========       ==========      =========         =========
Basic earnings per share                            $      0.84       $     0.89       $   0.80          $   0.77
                                                    ===========       ==========      =========         =========
Weighted average common shares
   outstanding                                           24,443           25,075         24,407            24,367
                                                    ===========       ==========      =========         =========
Diluted earnings per share                          $      0.70       $     0.75       $   0.75          $   0.71
                                                    ===========       ==========      =========         =========
Weighted average common shares
     outstanding - assuming dilution                     30,372           30,483         28,883            29,431
                                                    ===========       ==========      =========         =========

     The accompanying notes are an integral part of these consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                   For the nine months ended December 31,
                                                                   ---------------------------------------
                                                                         2000                 1999
                                                                   ------------------  -------------------
Cash flows from operating activities:                                 $     19,632      $     18,790
     Net income
     Adjustments to reconcile net income to net cash provided
      by operating activities:
         Deferred income taxes                                              (5,190)           12,130
         Depreciation and amortization                                       4,502             6,400
         Amortization of prepaid royalties and capitalized
           software costs                                                   63,397            49,546
         Expense related to common stock warrants                            1,055               966
         Tax benefit from exercise of stock options                          2,295             2,686
     Change in assets and liabilities (net of effects of
      purchases and acquisitions):
         Accounts receivable                                               (58,763)          (97,299)
         Inventories                                                        (9,319)           (8,761)
         Other current assets                                                1,506            (8,207)
         Other assets                                                         (131)           (1,013)
         Accounts payable                                                   38,363            39,790
         Accrued expenses                                                   24,799            19,793
         Other liabilities                                                      (1)               (4)
                                                                      ------------      ------------

     Net cash provided by operating activities                              82,145            34,817
                                                                      ------------      ------------

Cash flows from investing activities:
     Cash used in purchase acquisitions (net of cash acquired)                   -           (20,523)
     Investment in prepaid royalties and capitalized software costs        (50,960)          (54,931)
     Capital expenditures                                                   (8,835)           (2,520)
     Proceeds from disposal of property and equipment                        1,394                 -
                                                                      ------------      ------------
     Net cash used in investing activities                                 (58,401)          (77,974)
                                                                      ------------      ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock pursuant to
      employee stock option plans                                            8,148            14,916
     Proceeds from issuance of common stock pursuant to
      employee stock purchase plan                                             327               419
     Borrowing under line-of-credit agreements                             361,282           202,956
     Payment under line-of-credit agreements                              (364,340)         (171,463)
     Proceeds from term loan                                                     -            25,000
     Payment on term loan                                                   (9,300)                -
     Other notes payable, net                                                 (368)           (5,449)
     Cash paid to acquire line of credit and term loan                           -            (3,355)
     Purchase of treasury stock                                            (14,971)                -
                                                                      ------------      ------------

Net cash provided by (used in) financing activities                        (19,222)           63,024
                                                                      ------------      ------------

Effect of exchange rate changes on cash                                     (2,159)           (1,170)
                                                                      ------------      ------------

Net increase in cash and cash equivalents                                    2,363            18,697

Cash and cash equivalents at beginning of period                            49,985            33,037
                                                                      ------------      ------------

Cash and cash equivalents at end of period                            $     52,348      $     51,734
                                                                      ============      ============



     The accompanying notes are an integral part of these consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the nine months ended December 31, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                    Common Stock        Additional      Retained
                                                                 -------------------      Paid-In       Earnings
                                                                 Shares       Amount      Capital       (Deficit)

------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                                          26,488      $     -   $  151,714     $  (8,361)
Components of comprehensive income:
   Net income                                                         -            -            -        19,632
   Foreign currency translation adjustment                            -            -            -             -


     Total comprehensive income


Acquisition of treasury stock                                         -            -            -             -
Issuance of common stock pursuant to employee stock
 purchase plan                                                       35            -          327             -
Issuance of common stock pursuant to employee stock
 option plans                                                     1,032            -        8,148             -
Tax benefit attributable to employee stock option plans               -            -        2,295             -
Tax benefit derived from net operating loss carryforward
 utilization                                                          -            -          533             -
                                                           -------------------------------------------------------

BALANCE, DECEMBER 31, 2000                                       27,555      $     -   $  163,017     $  11,271
                                                           =======================================================


                                                                                          Accumulated
                                                                   Treasury Stock            Other
                                                                 -------------------     Comprehensive    Shareholders'
                                                                 Shares       Amount         Income          Equity
                                                                                             (Loss)
----------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                                            (500)    $ (5,278)        $  (6,066)     $  132,009
Components of comprehensive income:
   Net income                                                         -            -                 -          19,632
   Foreign currency translation adjustment                            -            -            (2,161)         (2,161)
                                                                                                            ----------
     Total comprehensive income                                                                                 17,471
                                                                                                            ----------
Acquisition of treasury stock                                    (2,384)     (14,971)                -         (14,971)
Issuance of common stock pursuant to employee stock
 purchase plan                                                        -            -                 -             327
Issuance of common stock pursuant to employee stock
 option plans                                                         -            -                 -           8,148
Tax benefit attributable to employee stock option plans               -            -                 -           2,295
Tax benefit derived from net operating loss carryforward
 utilization                                                          -            -                 -             533
                                                               -------------------------------------------------------

BALANCE, DECEMBER 31, 2000                                       (2,884)   $ (20,249)        $  (8,227)     $  145,812
                                                               =======================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                        ACTIVISION, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
          For the three months and nine months ended December 31, 2000

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Activision, Inc. (together with its subsidiaries, "Activision" or the "Company"). The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission (the "SEC").

     Certain amounts in the consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported net income, shareholders' equity or cash flows.

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

     As of December 31, 2000, prepaid royalties and unamortized capitalized software costs totaled $30.7 million (including $11.1 million classified as non-current) and $1.6 million, respectively. As of March 31, 2000, prepaid royalties and unamortized capitalized software costs totaled $29.2 million (including $9.2 million classified as non-current) and $11.6 million, respectively.

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

5.   INTEREST EXPENSE, NET

     Interest expense, net is comprised of the following (amounts in thousands):



                                      Three months ended December 31,            Nine months ended December 31,
                                ------------------------------------------- ---------------------------------------
                                         2000                  1999                2000                 1999
                                ---------------------- -------------------- ------------------   ------------------
    Interest expense                    $    (2,600)        $     (3,056)       $      (7,703)       $      (6,465)
    Interest income                             375                  221                1,072                  632
                                ---------------------- -------------------- ------------------   ------------------

    Net interest income
        (expense)                       $    (2,225)        $     (2,835)       $      (6,631)       $      (5,833)
                                ====================== ==================== ==================   ==================

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):


                                                                   Nine months ended December 31,
                                                                   ------------------------------
                                                                       2000            1999
                                                                   -------------   --------------
    Non-cash investing and financing activities:
         Stock and warrants to acquire common stock
             issued in exchange for licensing rights                 $         -       $    6,482
         Tax benefit derived from net operating loss
             carryforward utilization                                        533                -
         Stock and options issued to effect business
             combination                                                       -            5,971

    Supplemental cash flow information:
         Cash paid for income taxes                                  $     5,500       $    4,775
                                                                   =============   ==============

         Cash paid for interest                                      $     5,803       $    9,133
                                                                   =============   ==============


7.   OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREA

     The Company publishes, develops and distributes interactive entertainment and leisure products for a variety of game platforms, including PCs, the Sony PlayStation and PlayStation 2 console systems, the Nintendo 64 console system, the Nintendo Game Boy and the Sega Dreamcast console system. The Company has also begun product development for next-generation console systems and hand held devices, including Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance. Based on its organizational structure, the Company operates in two reportable segments: publishing and distribution.

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

Information on the reportable segments for the three and nine months ended December 31, 2000 and 1999 is as follows:

                                                                        Three months ended December 31, 2000
                                                            --------------------------------------------------------
                                                                  Publishing        Distribution           Total
                                                            -----------------  ------------------  -----------------

     Total segment revenues                                        $ 201,009          $   63,464         $  264,473
     Revenue from sales between segments                             (15,230)             15,230                  -
                                                            -----------------  ------------------  -----------------

     Revenues from external customers                              $ 185,779          $   78,694         $  264,473
                                                            =================  ==================  =================

     Operating income                                              $  30,708          $    4,046         $   34,754
                                                            =================  ==================  =================


                                                                         Nine months ended December 31, 2000
                                                            --------------------------------------------------------
                                                                  Publishing        Distribution           Total
                                                            -----------------  ------------------  -----------------

     Total segment revenues                                        $ 383,638          $  109,755         $  493,393
     Revenue from sales between segments                             (31,806)             31,806                 -
                                                            -----------------  ------------------  -----------------

     Revenues from external customers                              $ 351,832          $  141,561         $  493,393
                                                            =================  ==================  =================

     Operating income                                              $  35,262          $    2,530         $   37,792
                                                            =================  ==================  =================


                                                                        Three months ended December 31, 1999
                                                            --------------------------------------------------------
                                                                  Publishing        Distribution           Total
                                                            -----------------  ------------------  -----------------

     Total segment revenues                                        $ 183,504          $   85,358         $  268,862
     Revenue from sales between segments                             (14,950)             14,950                  -
                                                            -----------------  ------------------  -----------------

     Revenues from external customers                              $ 168,554          $  100,308         $  268,862
                                                            =================  ==================  =================

     Operating income                                              $  31,201          $    7,040         $   38,241
                                                            =================  ==================  =================


                                                                         Nine months ended December 31, 1999
                                                            --------------------------------------------------------
                                                                  Publishing         Distribution          Total
                                                            ------------------  -----------------  -----------------

     Total segment revenues                                        $ 323,976          $  144,391         $  468,367
     Revenue from sales between segments                             (28,620)             28,620                  -
                                                            ------------------  -----------------  -----------------

     Revenues from external customers                              $ 295,356          $  173,011         $  468,367
                                                            =================  ==================  =================
     Operating income                                              $  28,663          $    7,003         $   35,666
                                                            =================  ==================  =================


     Geographic information for the three months and nine months ended December 31, 2000 and 1999 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows:


                                         Three months ended December 31,             Nine months ended December 31,
                                  -----------------------------------------     -----------------------------------------
                                            2000                  1999                  2000                 1999
                                  --------------------  -------------------     --------------------  -------------------
     United States                            $161,383             $145,241             $299,686             $239,842
     Europe                                    100,032              119,372              185,441              220,137
     Other                                       3,058                4,249                8,266                8,388
                                  --------------------  -------------------     --------------------  -------------------

     Total                                    $264,473             $268,862             $493,393             $468,367
                                  ====================  ===================     ====================  ===================

     Revenues by platform were as follows:

                                         Three months ended December 31,            Nine months ended December 31,
                                  -----------------------------------------     -----------------------------------------
                                            2000                  1999                 2000                 1999
                                  --------------------  -------------------     --------------------  -------------------
     Console                                  $203,855             $193,921             $365,552             $328,854

     PC                                         60,618               74,941              127,841              139,513
                                  --------------------  -------------------     --------------------  -------------------

     Total                                    $264,473             $268,862             $493,393             $468,367
                                  ====================  ===================     ====================  ===================

8.   COMPUTATION OF EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                                               Three months ended            Nine months ended
                                                                                  December 31,                  December 31,
                                                                        ----------------------------   ----------------------------
                                                                            2000           1999            2000            1999
                                                                        -------------  -------------   -------------  -------------

NUMERATOR

   Numerator for basic earnings per
     share - income available to common
     shareholders                                                           $20,505        $22,301          $19,632       $18,790

   Interest relating to dilutive convertible
     subordinated notes, net of tax                                             683            666            2,048         1,997
                                                                        -------------  -------------   -------------  -------------
   Numerator for diluted earnings per share                                 $21,188        $22,967          $21,680       $20,787
                                                                        =============  =============  ===============  =============
DENOMINATOR

   Denominator for basic earnings per share-
      weighted average common shares
      outstanding                                                            24,443         25,075           24,407        24,367

   Effect of dilutive securities:
      Employee stock options                                                  2,532          1,958            1,295         1,614
      Warrants                                                                  218            271                2           271
      Conversion of convertible subordinated notes                            3,179          3,179            3,179         3,179
                                                                        -------------  -------------   -------------  -------------

   Denominator for diluted earnings per
      share - weighted average common shares
      outstanding plus assumed conversions                                   30,372         30,483           28,883        29,431
                                                                        =============  =============  ===============  =============
   Basic earnings per share                                                  $ 0.84        $  0.89          $  0.80       $  0.77
                                                                        =============  =============  ===============  =============
   Diluted earnings per share                                                $ 0.70        $  0.75          $  0.75       $  0.71
                                                                        =============  =============  ===============  =============


     Options to purchase 2.2 million and 7.4 million shares of common stock at exercise prices ranging from $12.69 to $23.04 and from $10.06 to $23.04, respectively, were outstanding for the three months and nine months ended December 31, 2000, respectively, but were not included in the calculations of diluted earnings per share because their effect would be antidilutive. Options to purchase 719,000 and 948,000 shares of common stock at exercise prices ranging from $14.76 to $23.04 and from $13.81 to $23.04, respectively, were outstanding for the three months and nine months ended December 31, 1999, respectively, but were not included in the calculations of diluted earnings per share because their effect would be antidilutive.

9.   COMMITMENTS

     BANK LINES OF CREDIT AND OTHER DEBT

     In June 1999, the Company obtained a $100.0 million revolving credit facility and a $25.0 million term loan (the "U.S. Facility") with a syndicate of banks ("the lender"). The U.S. Facility provides the Company with the ability to borrow up to $100.0 million and issue letters of credit up to $80.0 million on a revolving basis against eligible accounts receivable and inventory. The term loan portion of the U.S. Facility has a three year term with principal amortization on a straight-line quarterly basis which began December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3%. The revolving portion of the U.S Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75% and matures June 2002. The U.S. Facility had a weighted average interest rate on outstanding borrowings of approximately 9.85% and 9.79% for the three months and nine months ended December 31, 2000, respectively. The Company pays a commitment fee of 1/2% on the unused portion of the revolving line. The U.S. Facility is collateralized by substantially all of the assets of the Company and its U.S. subsidiaries. The U.S. Facility contains various covenants that limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. The Company is also required to maintain specified financial ratios related to net worth and fixed charges. The Company was in compliance with these covenants as of December 31, 2000. As of December 31, 2000, $10.7 million was outstanding under the term loan portion of the U.S. Facility. As of December 31, 2000, there were no borrowings outstanding and $ 28.3 million of letters of credit outstanding against the revolving portion of the U.S. Facility.

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

     The Company has a revolving credit facility through its CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 26 million ($11.1 million), based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.25% (weighted average interest rate of 5.5% as of December 31, 2000), is collateralized by British Pounds ("GBP") 3.0 million ($4.5 million) letters of credit issued by the Company's CentreSoft subsidiary and matures August 2003. As of December 31, 2000, letters of credit outstanding under the Netherlands Facility were approximately NLG 134,000 ($57,000) and borrowings outstanding were NLG 6.2 million ($2.7 million).

     The Company also has revolving credit facilities through its CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and its NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for GBP 7.0 million ($10.5 million) of revolving loans and GBP 3.0 million ($4.5 million) of letters of credit, bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and matures July 2001. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The Company was in compliance with these covenants as of December 31, 2000. No borrowings were outstanding against the UK facility as of December 31, 2000. Letters of credit of GBP 3.0 million ($4.5 million) were outstanding against the UK Facility as of December 31, 2000, issued on behalf of the Company's CD Contact subsidiary as described above. The German Facility provides for revolving loans up to Deutsche Mark ("DM") 4 million ($1.9 million), bears interest at 5.9%, is collateralized by a cash deposit of approximately GBP 650,000 ($971,000) made by the Company's CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of December 31, 2000.

     As of December 31, 2000, the Company had $3.7 million of mortgage loans relating to the land, office and warehouse facilities of it's German and Netherlands subsidiaries.

     DEVELOPER CONTRACTS

     In the normal course of business, the Company enters into contractual arrangements with third parties for the development of products. Under these agreements, the Company commits to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, the total future minimum contract commitment for contracts in place as of December 31, 2000 is approximately $55.1 million and is scheduled to be distributed as follows (amounts in thousands):


                      Fiscal

                      2001                  $ 11,632
                      2002                    23,743
                      2003                    10,477
                      2004                     3,000
                      2005                     2,125
                      Thereafter               4,125
                                            --------
                          Total             $ 55,102
                                            ========

     Additionally, under the terms of a production financing arrangement, the Company has a commitment to purchase two future PlayStation 2 titles from independent third party developers upon their completion for an estimated $8.0 million in the aggregate. Failure by the developers to complete the project within the contractual time frame or specifications alleviates the Company's commitment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading international publisher, developer and distributor of interactive entertainment and leisure products. The Company currently focuses its publishing, development and distribution efforts on products designed for personal computers ("PCs") as well as the Sony PlayStation ("PSX") and PlayStation 2 ("PS2") and Nintendo N64 ("N64") console systems and Nintendo Game Boy handheld game devices. The Company is also currently focusing on the development of products for Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance. During January 2001, Sega Corp., the maker of the Sega Dreamcast ("Dreamcast") announced that it would quit making the Dreamcast in March 2001. Net revenues from the Dreamcast have historically represented only a small percentage of the Company's total net revenues. Accordingly, the Company believes that the departure of the Dreamcast console system from the market will not have a material impact upon its financial position or results of operations.

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

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, channel, platform and segment:

                                     Three months ended December 31,              Nine months ended December 31,
                               -------------------------------------------  ------------------------------------------
                                             (In thousands)                               (In thousands)
                               -------------------------------------------  ------------------------------------------
                                       2000                  1999                   2000                  1999
                               --------------------  ---------------------  --------------------  --------------------
Net revenues                    $264,473      100%    $268,862       100%   $493,393       100%   $468,367       100%

Costs and expenses:
   Cost of sales - product
      costs                      139,430       53%     139,357        52%    247,414        50%    259,180        55%
   Cost of sales - royalties
      and software
      amortization                39,364       15%      39,733        15%     77,829        16%     61,213        13%
   Product development            11,779        4%       6,235         2%     30,311         6%     16,576         4%
   Sales and marketing            26,725       10%      33,947        13%     68,505        14%     67,392        14%
   General and administrative     12,421        5%      11,349         4%     31,542         6%     28,340         6%
                               ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------
 Total costs and expenses        229,719       87%     230,621        86%    455,601        92%    432,701        92%
                               ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------

Income from operations            34,754       13%      38,241        14%     37,792         8%     35,666         8%

Interest expense, net             (2,225)      (1%)     (2,835)       (1%)    (6,631)       (1%)    (5,833)       (1%)
                               ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------

Income before income tax
        provision                 32,529       12%      35,406        13%     31,161         7%     29,833         7%

Income tax provision              12,024        4%      13,105         5%     11,529         2%     11,043         2%
                               ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------

Net income                      $ 20,505        8%    $ 22,301         8%   $ 19,632         5%   $ 18,790         5%
                               =========  =========  ==========  =========  =========  =========  =========  =========

NET REVENUES BY TERRITORY:
     United States              $161,383       61%    $145,241        54%   $299,686        61%   $239,842        51%
     Europe                      100,032       38%     119,372        44%    185,441        38%    220,137        47%
     Other                         3,058        1%       4,249         2%      8,266         1%      8,388         2%
                               ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------

     Total net revenues         $264,473      100%    $268,862       100%   $493,393       100%   $468,367       100%
                               =========  =========  ==========  =========  =========  =========  =========  =========

NET REVENUES BY CHANNEL:
     Retailer/Reseller          $255,451       97%    $260,328        97%   $476,514        97%   $448,853        96%
     OEM, Licensing, on-line
        and other                  9,022        3%       8,534         3%     16,879         3%     19,514         4%
                               ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------

     Total net revenues         $264,473      100%    $268,862       100%   $493,393       100%   $468,367       100%
                               =========  =========  ==========  =========  =========  =========  =========  =========
ACTIVITY/PLATFORM MIX:
     Publishing:
         Console                $154,759       77%    $132,427        72%   $283,827        74%   $225,993        70%
         PC                       46,250       23%      51,077        28%     99,811        26%     97,983        30%
                               ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------

         Total publishing net
           revenues              201,009       76%     183,504        68%    383,638        78%    323,976        69%
                               ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------

     Distribution:
         Console                  49,096       77%      61,494        72%     81,725        74%    102,861        71%
         PC                       14,368       23%      23,864        28%     28,030        26%     41,530        29%
                               ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------

         Total distribution
             net revenues         63,464       24%      85,358        32%    109,755        22%    144,391        31%
                               ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------

         Total net revenues     $264,473      100%    $268,862       100%   $493,393       100%   $468,367       100%
                               =========  =========  ==========  =========  =========  =========  =========  =========

                                     Three months ended December 31,              Nine months ended December 31,
                               -------------------------------------------  ------------------------------------------
                                             (In thousands)                               (In thousands)
                               -------------------------------------------  ------------------------------------------
                                       2000                  1999                   2000                  1999
                               --------------------  ---------------------  --------------------  --------------------
OPERATING INCOME BY SEGMENT:
         Publishing             $ 30,708       12%    $ 31,201        12%   $ 35,262         7%   $ 28,663         6%
         Distribution              4,046        1%       7,040         2%      2,530         1%      7,003         2%
             net revenues      ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------

         Total operating
             income             $ 34,754       13%    $ 38,241        14%   $ 37,792         8%   $ 35,666         8%
                               =========  =========  ==========  =========  =========  =========  =========  =========

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

NET REVENUES

Net revenues decreased from $268.9 million to $264.5 million for the three month period ended December 31, 1999 and 2000, respectively, and increased from $468.4 million to $493.4 million for the nine month period ended December 31, 1999 and 2000, respectively. Publishing net revenues increased 10% and 18% for the three months and nine months ended December 31, 2000, respectively, over the same period last year, from $183.5 million to $201.0 million for the three month period and from $324.0 to $383.6 for the nine month period. These increases in publishing net revenues were partially offset by a decrease in net revenues from the Company's distribution business. Distribution net revenues for the three months and nine months ended December 31, 2000 decreased 26% and 24%, respectively, from the same period last year, from $85.4 million to $63.5 million for the three month period and from $144.4 million to $109.8 million for the nine month period.

The increase in publishing net revenues for the three months ended December 31, 2000 over the same period last year, was primarily driven by a 17% increase in publishing console net revenues, from $132.4 million to $154.8 million. This increase was due to the continued success of Tony Hawk Pro Skater 2 for the PSX and Spiderman for the PSX, which were both launched in the quarter ending September 30, 2000, as well as the continued sales of the original Tony Hawk Pro Skater. As reported by NPD TRST (Toy Retail Sales Tracking System), Tony Hawk Pro Skater 2 was the number one selling PSX game in North America in units and dollars for calendar year 2000. Between its launch in late September 2000 and December 31, 2000, over 2.5 million units of Tony Hawk Pro Skater 2 for the PSX have been shipped on a worldwide basis. NPD TRST also reported that the original Tony Hawk Pro Skater and Spiderman were the number five and number ten PSX games, respectively, in North America in dollars for calendar year 2000. Additionally, the increase was due to the release in the third quarter of fiscal 2001 of these titles on additional platforms, including Tony Hawk Pro Skater 2 for Dreamcast and Nintendo's Game Boy Color and Spiderman for N64 and Nintendo's Game Boy Color. This increase in publishing console net revenues for the quarter was slightly offset by a 9% decrease in publishing PC net revenues for the three months ended December 31, 2000 from the same period last year, from $51.1 million to $46.3 million. This decrease is reflective of the strong results experienced from the release of Quake 3 Arena for the PC during the third quarter of fiscal 2000. During the third quarter of fiscal 2001, there was no such comparable PC product performance. Additionally, in the third quarter of fiscal 2000, approximately 16 PC titles were launched compared to only 9 PC titles released in the third quarter of fiscal 2001.

For the nine months ended December 31, 2000, the increase in publishing net revenues was primarily driven by a 26% increase in publishing console net revenues over the same period last year, from $226.0 million to $283.8 million. This increase was primarily due to the new launches of Tony Hawk Pro Skater 2 and Spiderman for the PSX and other console systems during the second and third quarters of fiscal 2001 and the continued success of the original Tony Hawk Pro Skater as described above. Also contributing to its continued revenue stream, in September 2000, the original Tony Hawk Pro Skater was selected for inclusion in Sony Computer Entertainment America's "Greatest Hits" series, which features a selection of best-selling PSX games. For the nine months ended December 31, 2000, publishing PC net revenues remained relatively flat with a 2% increase over the same period last year, from $98.0 million to $99.8 million.

The decrease in distribution net revenues for the three months and nine months ended December 31, 2000 from the same period last year was mainly attributable to the continued weakness in the European console market as a result of the transition to next-generation console systems. Based on previous new hardware launches, the Company expects that its distribution business will benefit in future periods from the introduction of PS2.

Domestic net revenues increased 11% and 25% for three months and nine months ended December 31, 2000, respectively, over the same period last year, from $145.2 million to $161.4 million for the three month period and from $239.8 million to $299.7 million for the nine month period. For the reasons previously described, these increases were driven by the increases in the Company's publishing console net revenues.

International net revenues decreased 17% and 15% for the three months and nine months ended December 31, 2000, respectively, over the same period last year, from $123.6 million to $103.1 million for the three month period and from $228.5 million to $193.7 million for the nine month period. These decreases are due primarily to the decrease in net revenues from the Company's distribution business.

COSTS AND EXPENSES

Cost of sales - product costs as a percentage of net revenues for the three months ended December 31, 2000 remained relatively consistent with the same period last year, increasing only 1%, from 52% as of December 31, 1999 to 53% as of December 31, 2000. Cost of sales - product costs as a percentage of net revenues for the nine months ended December 31, 2000 decreased from 55% as of December 31, 1999 to 50% as of December 31, 2000. This year to date decrease was due to product mix. During the nine months ended December 31, 1999, the Company shipped a larger number of lower margin, third party titles. In the nine months ended December 31, 2000, the Company shipped significantly more Activision titles.

Cost of sales - royalty and software amortization expense represented 15% of net revenues for both the three months ended December 31, 2000 and 1999. Cost of sales - royalty and software amortization expense represented 16% and 13% of net revenues for the nine months ended December 31, 2000 and 1999, respectively. This increase in cost of sales - royalty and software amortization expense as a percentage of net revenues for the nine months ended December 31, 2000 was primarily due to changes in the Company's product mix, with an increase in the number of branded products with higher royalty obligations as compared to the same period in the prior fiscal year.

Product development expenses of $11.8 million and $6.2 million represented 4% and 2% of net revenues for the three months ended December 31, 2000 and 1999, respectively. Product development expenses of $30.3 million and $16.6 million represented 6% and 4% of net revenues for the nine months ended December 31, 2000 and 1999, respectively. These increases in product development expenses in dollars and as a percentage of net revenues reflect the Company's investment in the development of products for next-generation console and hand-held devices, including PS2, Xbox, GameCube and Game Boy Advance. The increases are also reflective the increase in the number of titles expected to be released in fiscal 2002, 38 titles, compared to fiscal 2001, 30 titles. Of the 38 titles expected to be released in fiscal 2002, 15 titles are for next-generation platforms, which have higher development costs than existing-platform titles.

Sales and marketing expenses of $26.7 million and $33.9 million represented 10% and 13% of net revenues for the three months ended December 31, 2000 and 1999, respectively. Sales and marketing expenses of $68.5 million and $67.4 million represented 14% and 14% of net revenues for the nine months ended December 31, 2000 and 1999, respectively. The decrease in sales and marketing expenses in dollars and as a percentage of net revenues for the three months ended December 31, 2000 compared to the same period last year is due to the higher spending incurred in the second quarter of fiscal 2001 on several new releases during that quarter, including Tony Hawk 2 and Spiderman. Additionally, the decrease reflects the Company's ability to generate savings by building on the existing awareness of our branded products and sequel titles sold during the third quarter of fiscal 2001.

General and administrative expenses of $12.4 million and $11.3 million represented 5% and 4% of net revenues for the three months ended December 31, 2000 and 1999, respectively. General and administrative expenses of $31.5 million and $28.3 million represented 6% and 6% of net revenues for the nine months ended December 31, 2000 and 1999, respectively. These changes in general and administrative expenses were due to an increase in headcount related expenses for worldwide administrative support, partially offset by a decrease in goodwill amortization. Goodwill amortization in fiscal 2001 decreased compared to fiscal 2000 due to the write-off in the fourth quarter of fiscal 2000 of goodwill relating to Expert as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

OPERATING INCOME

Operating income for the three months ended December 31, 2000 and 1999 was $34.8 million (13% of net revenues) and $38.2 million (14% of net revenues), respectively. Operating income for the nine months ended December 31, 2000 and 1999 was $37.8 million (8% of net revenues) and $35.7 million (8% of net revenues), respectively.

The decrease in operating income for the three months ended December 31, 2000 over the same period last year was primarily due to a decrease in the operating income of the Company's distribution business, from $7.0 million to $4.0 million. The increase in operating income for the nine months ended December 31, 2000 over the same period last year was primarily due to an increase in publishing operating income, from $28.7 million to $35.3 million, partially offset by a decrease in distribution operating income, from $7.0 million to $2.5 million. The publishing operating income increase for the nine months ended December 31, 2000 over the same period last year was primarily the result of increased net revenues and a change in the Company's product mix. In fiscal 2001, the Company shipped significantly more Activision titles. In the prior year, the Company shipped a significant number of lower margin, third-party titles. Distribution operating income decreases were primarily due to reduced net revenues from the continued weakness in the European console market as a result of the transition to next-generation console systems. Based on previous new hardware launches, the Company expects that its distribution business will benefit in future periods from the introduction of PS2.

OTHER INCOME (EXPENSE)

Interest expense, net of interest income, decreased to $2.2 million for the three months ended December 31, 2000, from $2.8 million for the three months ended December 31, 1999. This decrease in interest expense was due to lower average borrowings on the revolving portion of the Company's $125.0 million term loan and revolving credit facility (the "U.S. Facility") during the third quarter of fiscal 2001 when compared to the same period in prior year. Interest expense, net of interest income increased to $6.6 million for the nine months ended December 31, 2000 from $5.8 million for the nine months ended December 31, 1999. This increase is the result of a full nine months of interest expense incurred relating to the Company's U.S. Facility for the nine months ended December 31, 2000 versus only six months of interest expense in the same period last year as the U. S. Facility was obtained in June 1999. Prior to obtaining the U.S. Facility, the Company's previous line of credit only provided for borrowings up to $40.0 million.

PROVISION FOR INCOME TAXES

The income tax provision of $12.0 million and $11.5 million for the three months and nine months ended December 31, 2000, respectively, reflect the Company's effective income tax rate of approximately 37%. The significant items generating the variance between the Company's effective rate and its statutory rate of 35% are state taxes and nondeductible goodwill amortization, partially offset by a decrease in the Company's deferred tax asset valuation allowance and research and development tax credits. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $2.4 million, from $50.0 million at March 31, 2000 to $52.3 million at December 31, 2000. The increase in cash during the nine months ended December 31, 2000 resulted from $82.1 million of cash provided by operating activities, partially offset by $58.4 million used in investing activities and $19.2 million used in financing activities. The cash provided by operating activities primarily was the result of changes in accounts payable and accrued liabilities, driven by a seasonal change in working capital needs. The cash used in investing activities primarily is the result of the Company's continued investment in product development. Approximately $51.0 million was utilized in connection with the acquisition of publishing or distribution rights to products being developed by third parties, the execution of new license agreements granting the Company long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products. The cash used in financing activities is primarily the result of $12.7 in net cash payments on borrowings, as well as $15.0 million of cash used by the Company to purchase its common stock under its repurchase program. These outflows were partially offset by $8.5 million of cash proceeds from the issuance common stock pursuant to employee stock option plans and the employee stock purchase plan.

In connection with the Company's purchases of Nintendo N64 software cartridges for distribution in North America and Europe, Nintendo requires the Company to provide irrevocable letters of credit prior to accepting purchase orders from the Company. Furthermore, Nintendo maintains a policy of not accepting returns of Nintendo N64 software cartridges. Because of these and other factors, the carrying of an inventory of Nintendo N64 software cartridges entails significant capital and risk. As of December 31, 2000, the Company had $4.2 million of Nintendo N64 hardware and software cartridge inventory on hand, which represented approximately 8.5% of all inventory.

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

In June 1999, the Company obtained a $100.0 million revolving credit facility and a $25.0 million term loan (the "U.S. Facility") with a syndicate of banks ("the lender"). The U.S. Facility provides the Company with the ability to borrow up to $100.0 million and issue letters of credit up to $80.0 million on a revolving basis against eligible accounts receivable and inventory. The term loan portion of the U.S. Facility has a three year term with principal amortization on a straight-line quarterly basis which began December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3%. The revolving portion of the U.S Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75% and matures June 2002. The U.S. Facility had a weighted average interest rate of approximately 9.85% and 9.79% for the three months and nine months ended December 31, 2000, respectively. The Company pays a commitment fee of 1/2% on the unused portion of the revolving line. The U.S. Facility is collateralized by substantially all of the assets of the Company and its U.S. subsidiaries. The U.S. Facility contains various covenants that limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. The Company is also required to maintain specified financial ratios related to net worth and fixed charges. The Company was in compliance with these covenants as of December 31, 2000. As of December 31, 2000, $10.7 million was outstanding under the term loan portion of the U.S. Facility. As of December 31, 2000, there were no borrowings outstanding and $
28.3 million of letters of credit outstanding against the revolving portion of the U.S. Facility.

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

The Company has a revolving credit facility through its CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 26 million ($11.1 million), based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.25% (weighted average interest rate of 5.5% as of December 31, 2000), is collateralized by GBP 3.0 million ($4.5 million) letters of credit issued by the Company's CentreSoft subsidiary and matures August 2003. As of December 31, 2000, letters of credit outstanding under the Netherlands Facility were approximately NLG 134,000 ($57,000) and borrowings outstanding were NLG 6.2 million ($2.7 million).

The Company also has revolving credit facilities through its CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and its NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for British Pounds ("GBP") 7.0 million ($10.5 million) of revolving loans and GBP 3.0 million ($4.5 million) of letters of credit, bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and matures July 2001. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The Company was in compliance with these covenants as of December 31, 2000. No borrowings were outstanding against the UK facility as of December 31, 2000. Letters of credit of GBP 3.0 million ($4.5 million) were outstanding against the UK Facility as of December 31, 2000, issued on behalf of the Company's CD Contact subsidiary as described above. The German Facility provides for revolving loans up to Deutsche Mark ("DM") 4 million ($1.9 million), bears interest at 5.9%, is collateralized by a cash deposit of approximately GBP 650,000 ($971,000) made by the Company's CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of December 31, 2000.In the normal course of business, the Company enters into contractual arrangements with third parties for the development of products. Under these agreements, the Company commits to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, the total future minimum contract commitment for contracts in place as of December 31, 2000 is approximately $55.1 million and is scheduled to be distributed as follows (amounts in thousands):


                 Fiscal
                 2001                   $11,632
                 2002                    23,743
                 2003                    10,477
                 2004                     3,000
                 2005                     2,125
                 Thereafter               4,125
                                        -------
                     Total              $55,102
                                        =======



Additionally, under the terms of a production financing arrangement, the Company has a commitment to purchase two future PlayStation 2 titles from independent third party developers upon their completion for an estimated $8.0 million in the aggregate. Failure by the developers to complete the project within the contractual time frame or specifications alleviates the Company's commitment.

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

The Company believes that it has sufficient working capital ($162.5 million at December 31, 2000), as well as proceeds available from the U.S. Facility, the UK Facility, the Netherlands Facility and the German Facility, to finance the Company's operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

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

As of December 31, 2000, the carrying value of the Company's variable rate debt was $13.4 million, which includes the U.S. Facility ($10.7 million) and the Netherlands Facility ($2.7 million). Based upon the variable rate debt outstanding as of December 31, 2000, a hypothetical 1% increase in the applicable interest rates of the Company's variable rate debt would increase annual interest expense by approximately $134,000.

The Company additionally has 6 3/4% convertible subordinated notes (the "Notes") that have a carrying value of $60.0 million and a fair value of $55.2 million as of December 31, 2000. The fair value of the Notes was determined based on quoted market prices. A hypothetical 1% increase in market rate of the Notes would decrease their fair value by approximately $552,000.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Company transacts business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly British Pounds ("GBP"). The volatility of GBP (and all other applicable currencies) will be monitored frequently throughout the coming year. While the Company has not traditionally engaged in foreign currency hedging, the Company may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         The Company has filed no reports on Form 8-K during the quarterly period ended December 31, 2000.

                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 13, 2001

ACTIVISION, INC.



  /s/ William J. Chardavoyne      Chief Financial Officer and Chief Accounting Officer           February 13, 2001
------------------------------
    (William J. Chardavoyne)
