Form 10-K
period 2001-03-31
ACTIVISION INC /NY
filed 2001-06-27
CIK 718877

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-12699

ACTIVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4803544 (I.R.S. Employer Identification No.)
3100 Ocean Park Blvd., Santa Monica, CA (Address of principal executive offices)	90405 (Zip Code)

Registrant's telephone number, including area code: (310) 255-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.000001 per share
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

    The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 13, 2001 was $1,269,321,160.

    The number of shares of the registrant's Common Stock outstanding as of June 13, 2001 was 32,204,371.

Documents Incorporated by Reference

    Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2001 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

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

    The Company's products span a wide range of genres (including action, adventure, extreme sports, racing, strategy and simulation) and target markets (including game enthusiasts, mass market consumers, value buyers and children). In addition to its genre and market diversity, the Company publishes, develops and distributes products for a variety of game platforms and operating systems, including personal computers ("PCs"), the Sony PlayStation and PlayStation 2 and Nintendo N64 console systems and the Nintendo Game Boy handheld devices. The Company is also currently focusing on the development of products for Microsoft Xbox and Nintendo GameCube console systems and Nintendo Game Boy Advance hand held device. During January 2001, Sega Corp., the maker of the Sega Dreamcast ("Dreamcast") announced that it would stop making the Dreamcast in March 2001. Net revenues from the Dreamcast have historically represented only a small percentage of the Company's total net revenues. Accordingly, the Company believes that the departure of the Dreamcast console system from the market will not have a material impact upon its financial position or results of operations.

    In the fourth quarter of the Company's fiscal year ended March 31, 2000, the Company adopted and began the implementation of a strategic restructuring plan. During fiscal 2001, the Company completed its restructuring initiatives. The plan and its components are described in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    The holding company organizational structure was effected by a merger conducted pursuant to Section 251 (g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations. In the merger, ATVI Merger Sub, Inc., a Delaware corporation, organized for the purpose of implementing the holding company organizational structure (the "Merger Sub"), merged with and into Activision with Activision as the surviving corporation (the "Surviving Corporation"). Prior to the merger, Activision Holdings was a direct, wholly-owned subsidiary of Activision and Merger Sub was a direct, wholly-owned subsidiary of Activision Holdings. Pursuant to the merger, (i) each issued and outstanding share of common stock of Activision (including treasury shares) was converted into one share of common stock of Activision Holdings, (ii) each issued and outstanding share of Merger Sub was converted into one share of the Surviving Corporation's common stock, and Merger Sub's corporate existence ceased, and (iii) all of the issued and outstanding shares of Activision Holdings owned by Activision were automatically canceled and retired. As a result of the merger, Activision became a direct, wholly-owned subsidiary of Activision Holdings.

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

(c)
Business Combinations

    Over the years, the Company has consummated a number of acquisitions of both software development companies and software distribution companies. All of the acquisitions detailed below, with the exception of the acquisitions of Expert Software, Inc. ("Expert") and Elsinore Multimedia, Inc. ("Elsinore"), were accounted for as poolings of interests. The acquisitions of Expert and Elsinore were accounted for using the purchase method of accounting. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for additional information regarding these acquisitions.

Software Development Companies

    On September 30, 1999, the Company acquired JCM Productions, Inc. dba Neversoft Entertainment ("Neversoft"), a privately held console software developer in exchange for 698,835 shares of the Company's common stock. On June 29, 1999, the Company acquired Elsinore, a privately held interactive software development company, in exchange for 204,448 shares of the Company's common stock. On June 22, 1999, the Company acquired all of the outstanding capital stock of Expert, a publicly held developer and publisher of value-line interactive software for approximately $24.7 million. On June 30, 1998, the Company acquired S.B.F. Services, Limited dba Head Games Publishing ("Head Games") in exchange for 1,000,000 shares of the Company's common stock. On August 26, 1997, the Company acquired Raven Software Corporation ("Raven") in exchange for 1,040,000 shares of the Company's common stock.

Distribution Companies

    On September 29, 1998, the Company acquired CD Contact Data GmbH ("CD Contact) in exchange for 1,900,000 shares of the Company's common stock and the assumption of $9.1 million in outstanding debt payable to CD Contact's former shareholders. On November 26, 1997, the Company acquired NBG EDV Handels-und Verlags GmbH ("NBG") in exchange for 281,206 shares of the Company's common stock. On November 26, 1997, the Company acquired Combined Distribution (Holdings) Limited ("CentreSoft") in exchange for 2,787,043 shares and 50,325 options to acquire shares of the Company's common stock.

(d)
Financial Information About Industry Segments

    The Company has two reportable segments: publishing CD-based and cartridge based interactive entertainment and leisure software, and distributing interactive entertainment and leisure products. Publishing relates to the development (both internally and externally), marketing and sale of products owned or controlled by the Company, either directly, by license or through its affiliate label program with third party publishers. Distribution primarily refers to logistical and sales services provided by the Company's European distribution subsidiaries of other publishers' software and related products to the marketplace. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

(e)
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

    The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to consumer buying patterns. Net revenues typically are significantly higher during the fourth calendar quarter, primarily due to the increased demand for consumer software during the year-end holiday buying season. Net revenues and net income in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. On average in the past three fiscal years, the Company has earned approximately 14% of its net revenues in the quarter ending June 30th, 20% in the quarter ending September 30th, 45% in the quarter ending

December 31st and 21% in the quarter ending March 31st. The Company expects the seasonality pattern to continue.

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

    Product Concentration; Dependence On Hit Products.  The Company derives a significant portion of its revenues from a relatively small number of products released each year. Many of these products have substantial development, production and acquisition costs and marketing budgets. In fiscal 2001, the Company had two products which accounted for 11% and 18%, respectively, of consolidated net revenues. In fiscal 2000 the Company had two products which each accounted for approximately 10% of consolidated net revenues. In fiscal 1999, no single product accounted for greater than 10% of consolidated net revenues. The Company anticipates that a relatively limited number of products will continue, in the aggregate, to produce a disproportionate amount of revenues. Due to this dependence on a limited number of products, the failure of one or more of these products to achieve anticipated results may have a material adverse effect on the Company's business, operating results and financial condition.

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

    The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. The Company's competitors currently include Electronic Arts, Microsoft, Sony, Sega, Nintendo, Vivendi/Universal, Infogrames, THQ, Midway and Eidos, among many others.

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

    Dependence On Retailers and Distributors; Risk Of Customer Business Failure; Product Returns.  The Company depends on access to retailers and distributors in order to market and sell its products. The loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers could materially adversely affect the Company's business, operating results and financial condition. An increasing focus by companies on inventory management and the maintenance of minimum inventory on-hand levels could affect the buying patterns of our principal distributors and retailers, thereby, resulting in less predictable purchasing patterns. Significant changes in the buying patterns of the Company's major customers could impact the Company's ability to accurately forecast sales and, as a consequence, the necessary production to fill such sales, which could have a material adverse effect on the financial condition and results of operations of the Company.

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

    The Company also is exposed to the risk of product returns from retailers. Although the Company provides reserves for returns that it believes are adequate, and although the Company's agreements with certain of its customers place certain limits on product returns, the Company could be forced to accept substantial product returns to maintain its relationships with retailers and its access to distribution channels. Product returns that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition.

    Changes In Technology and Industry Standards.  The consumer software industry is undergoing rapid changes, including evolving industry standards, frequent new platform introductions and changes in consumer requirements and preferences. The introduction of new technologies, including new console systems such as the Sony PlayStation 2, Microsoft Xbox and Nintendo's GameCube and Game Boy Advance, technologies that support multi-player on-line games, and new media formats and methods of consumer delivery such as on-line delivery and wireless game play, could render the Company's previously released products obsolete or unmarketable. The development cycle for products utilizing new console platforms, computer operating systems and microprocessors or formats may be significantly longer and more expensive than the Company's current development cycle for products on existing platforms, operating systems, microprocessors and formats and may require the Company to invest resources in products that may not become profitable. There can be no assurance that the mix of the Company's future product offerings will keep pace with technological changes or satisfy evolving consumer preferences, or that the Company will be successful in developing and marketing products for any future operating system or format. Failure to develop and introduce new products and product enhancements in a timely fashion could result in significant product returns and inventory obsolescence and could have a material adverse effect on the Company's business, operating results and financial condition.

    Risks Associated with Leverage.  In June 1999, the Company obtained a term loan and revolving credit facility composed of a $25.0 million term loan and up to $100.0 million of revolving credit loans and letters of credit. The proceeds of the term loan were used to complete the acquisition of Expert Software, Inc. and to pay expenses associated with the acquisition and the financing transaction. The revolving credit facility is used for working capital and general corporate purposes. As of March 31, 2001, there was $8.5 million outstanding under the term loan. As of March 31, 2001 there were no borrowings outstanding and $18.2 million letters of credit outstanding under the revolving credit facility. As of March 31, 2001, the Company also had outstanding $60.0 million of convertible subordinated notes due 2005.

    Subsequent to March 31, 2001, the Company called for the redemption of its $60.0 million convertible subordinated notes due 2005. In connection with that call, as of June 20, 2001, holders have converted into common stock approximately $60.0 million aggregate principal amount of their convertible subordinated notes. Additionally, in May 2001, the Company repaid in full the remaining $8.5 million balance of the term loan portion of the U.S. Facility. In conjunction with the accelerated repayment of the term loan, the Company amended the U.S. Facility effective May 7, 2001. The amended and restated U.S. Facility eliminates the term loan, reduces the revolver to $78.0 million, reduces the interest rate to Prime plus 1.25% or LIBOR plus 2.25%, eliminates certain covenants, increases the advance rates and reduces the fee paid for maintenance of the facility.

    The revolving credit facility is collateralized by substantially all of the assets of the Company and of its US subsidiaries. The facility contains various financial and other covenants that the Company and its subsidiaries must comply with. If the Company were to default under the terms of the credit facility, either as a result of a failure to pay principal or interest when due or as a result of a breach of a financial or other covenant, the lenders could stop providing funds and letters of credit to the Company and could declare an event of default and foreclose on the collateral. A default by the Company under the revolving credit facility would materially adversely affect the Company's business and could result in the Company declaring bankruptcy.

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

    Unauthorized copying and other forms of piracy are common within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition would be adversely effected. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. Further, the Company enters into transactions in countries where intellectual property laws are not well developed and are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries.

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

    Risks Associated With International Operations; Currency Fluctuations.  International sales and licensing accounted for 43%, 51% and 66% of the Company's total revenues in the fiscal years 2001, 2000 and 1999, respectively. The Company intends to continue to emphasize its direct and indirect sales, marketing and localization activities worldwide. This emphasis will require significant management time and attention and financial resources in order to develop adequate international sales and support channels. The Company may not be able to maintain or increase international market demand for its products. International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, currency fluctuations, the costs of transferring and localizing products for foreign markets, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. The Company may not be able to sustain or increase international revenues and the foregoing factors may have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, fluctuations in currency exchange rates may in the future have a material adverse impact on revenues from international sales and licensing and thus the Company's business, operating results and financial condition.

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

    Risk of Distribution Companies' Vendor Defections; Vendor Concentration.  The Company's CD Contact, NBG and CentreSoft subsidiaries perform interactive entertainment distribution services in the Benelux territories, Germany and in the United Kingdom, respectively, and, via export, in other European territories for a variety of entertainment software publishers, many of which are competitors of the Company. These services are generally performed under limited term contracts, some of which provide for cancellation in the event of a change of control. While the Company expects to use reasonable efforts to retain these vendors, the Company may not be successful in this regard. The cancellation or non-renewal of one or more of these contracts could have a material adverse effect on the Company's business, operating results and financial condition. Three of CD Contact's third party vendors each accounted for approximately 11% of CD Contact's net revenues in fiscal year 2001. The net revenues from each of these vendors represented less than 1% of consolidated net revenues of the Company for this period. Two of CentreSoft's third party vendors accounted for 16%, and 11%, respectively, of CentreSoft's net revenues in fiscal year 2001. The net revenues from these vendors represented 3% and 2%, respectively, of consolidated net revenues of the Company for this period. One of NBG's third party vendors accounted for approximately 15% of NBG's net revenues in fiscal year 2001. The net revenues from this vendor represented 1% of consolidated net revenues of the Company for this period. All other third party vendors contributed less than 10% individually to the respective subsidiary's net revenues.

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

    Create and Maintain a Balanced and Diversified Portfolio of Operations.  The Company has assembled a large diversified portfolio of development, publishing and distribution operations and relationships which are complementary and, at the same time, reduce the Company's risk of concentration on any one developer, brand, platform, customer or market. The Company has focused historically on the development and publishing of premium products that provide the most sophisticated game play and entertainment experience at the top price point. While the Company will continue to take advantage of its expertise in this area, it has continued to diversify its business operations and product and audience mix. In addition to establishing, primarily through acquisitions, the European distribution business, the Company believes that as a result of its acquisition activities, it has positioned itself as a leading publisher of "value" products for the PC, which are characterized by less sophisticated game play and lower price points. Further, the Company publishes and distributes titles that operate on a variety of platforms (PC, Sony PlayStation and PlayStation 2, Sega Dreamcast and Nintendo N64 and Game Boy). The Company is also currently focusing on the development of products for Microsoft's Xbox and Nintendo's GameCube and Game Boy Advance. This diversification helps to reduce the risk of downturn or underperformance in any of the Company's individual operations.

    Create and Maintain Strong Brands.  The Company focuses its development and publishing activities principally on titles that are, or have the potential to become, franchise properties with sustainable consumer appeal and brand recognition. These titles can thereby serve as the basis for sequels, prequels, mission packs, other add-ons and related new titles that can be released over an extended period of time. The Company believes that the publishing and distribution of products based in large part on franchise properties enhances revenue predictability and the probability of high unit volume sales and operating profits. In addition, the Company has entered into a series of strategic partnerships with the owners of intellectual property pursuant to which the Company has acquired the rights to publish titles based on franchises such as Star Trek, various Disney films such as Toy Story 2, and Marvel Comic's properties such as Spiderman, X-Men and Blade. The Company also has capitalized on the success of its Tony Hawk Pro Skater products to sign long term agreements with superstars of extreme sports such as Mat Hoffman in BMX pro biking, Kelly Slater in pro surfing, Shaun Palmer in snow boarding and Shaun Murray in wake boarding.

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

    Leverage Infrastructure and Organization.  The Company is continually striving to reduce its risk and increase its operating leverage and efficiency. For example, the Company has significantly increased its product making capabilities by allocating a larger portion of its product development investments to experienced independent development companies. These companies generally are small firms focused on a particular product type of game and are run and owned by individuals who are willing to take development risk by accepting payments based on the completion of fixed performance milestones in exchange for a royalty on the revenue stream of the game after the Company recoups its development costs. The Company also has broadly instituted objective-based reward programs that provide incentives to management and staff to produce results that meet the Company's financial objectives.

    Grow Through Continued Strategic Acquisitions.  The interactive entertainment and leisure industry is consolidating, and the Company believes that success in this industry will be driven in part by the ability to take advantage of scale. Specifically, smaller companies are more capital constrained, enjoy less predictability of revenues and cash flow, lack product diversity and must spread fixed costs over a smaller revenue base. Several industry leaders are emerging that combine the entrepreneurial and creative spirit of the industry with professional management, the ability to access the capital markets and the ability to maintain favorable relationships with strategic developers, property owners and retailers. Through nine completed acquisitions since 1997, the Company believes that it has successfully diversified its operations, its channels of distribution, its development talent pool and its library of titles, and has emerged as one of the industry's leaders.

Products

    The Company historically has been best known for its action, adventure, strategy and simulation products. With the successful introduction of its Tony Hawk Pro Skater and Tony Hawk Pro Skater 2 products, the Company also has become one of the industry leaders in the extreme sport category. The Company also distributes products in other categories such as leisure and role playing. The Company may in the future expand its product offerings into new categories.

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

    In the past years, the Company has entered into a series of long term or multi-product agreements with the owners of intellectual property that is well known throughout the world. In addition to the strategic relationships established by the Company with Disney Interactive for several animated film properties, with Viacom Consumer Products for Star Trek and with Lucas Arts Entertainment for Star Wars and Indiana Jones, the Company also has entered into long term license agreements with Cabela's for its Big Game Hunter series of products, Marvel Comics for such properties as Spiderman, X-Men and Blade, BBC Television for The Weakest Link and such superstars of extreme sports as Tony Hawk, Mat Hoffman, Kelly Slater, Shaun Palmer and Shaun Murray. The Company may not be able to seek out and sustain new long term relationships of similar caliber in the future.

    In addition to its own internally developed products, the Company publishes and distributes software products for other independent developers and publishers such as id Software, Eidos and Fox. As the Company seeks to associate the "Activision" mark only with the highest quality interactive entertainment products, the Company attempts to be selective in acquiring publishing and distribution rights from third party developers. Such products typically are marketed under the Company's name as well as the name of the original developer. The Company believes that these efforts enable the Company to leverage its investment in worldwide sales and marketing and add a new source of products while balancing the risks inherent in internal product development and production. This activity also allows the Company to enter new product genres more quickly and provide consumers with a wider variety of products.

    The Company has established itself as a leader in the "value priced" software publishing business with such products as Cabela's Big Game Hunter series and Ski Resort Tycoon. Products published by the Company in this category are generally developed by third parties, often under contract with the Company, and are marketed under the Activision Value and Head Games names.

Product Development and Support

    The Company uses both internal and external resources to develop products. The Company also acquires rights to products through publishing and distribution arrangements with other interactive entertainment and leisure companies.

Internal Development

    The Company's internal development and production groups are located at the Company's operational bases in California, Minnesota, Wisconsin, the United Kingdom and Japan.

    Activision internally develops and produces titles using a model in which a core group of creative, production and technical professionals on staff at the Company, in cooperation with the Company's marketing and finance departments, have overall responsibility for the entire development and production process and for the supervision and coordination of internal and external resources. This team assembles the necessary creative elements to complete a title, using, where appropriate, outside programmers, artists, animators, musicians and songwriters, sound effects and special effects experts, and sound and video studios. The Company believes that this model allows the Company to supplement internal expertise with top quality external resources on an as needed basis.

    The Company has adopted and implemented a rigorous procedure for the selection, development, production and quality assurance of its internally produced entertainment software titles. The process, entitled the Greenlight Process, involves one or more pre-development, development and production phases, each of which includes a number of specific performance milestones. This procedure is designed to enable the Company to manage and control production and development budgets and timetables, to identify and address production and technical issues at the earliest opportunity, and to coordinate marketing and quality control strategies throughout the production and development phases, all in an environment that fosters creativity. Checks and balances are intended to be provided through the structured interaction of the project team with the Company's creative, technical, marketing and quality assurance/customer support personnel, as well as the legal, accounting and finance departments.

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

    The Company may make, from time to time, an investment and hold a minority equity interest in the third party developer in connection with entertainment software products to be developed by each of these developers for the Company, which the Company believes helps to create a closer relationship between the Company and the developer. The Company has a minority interest in Pandemic Studios, Raster Productions and Gray Matter Studios. There can be no assurance that the Company will realize long term benefits from such type of investments or that it will continue to carry such investments at its current value.

Product Support

    The Company provides various forms of product support to both its internally and externally developed titles. The Company's quality assurance personnel are involved throughout the development and production processes for each title published by the Company. All such products are subjected to extensive testing before release in order to ensure compatibility with the widest possible array of hardware configurations and to minimize the number of bugs and other defects found in the products. To support its products after release, the Company provides on-line support to its customers on a 24-hour basis as well as operator help lines during regular business hours. The customer support group tracks customer inquiries and this data is used to help improve the development and production processes.

Publishing and Distribution Activities

Marketing

    The Company's marketing efforts include on-line activities (such as the creation of World Wide Web pages to promote specific Company titles), public relations, print and broadcast advertising, coordinated in-store and industry promotions including merchandising and point of purchase displays, participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or on compact discs. In addition, the Company's products contain software that enables customers to "electronically register" their purchases with the Company on-line.

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

Sales and Distribution

    Domestic Sales and Distribution.  The Company's products are available for sale or rental in thousands of retail outlets domestically. The Company's domestic customers include Best Buy, CompUSA, Computer City, Electronic Boutique, Babbages, Wal-Mart, K-Mart, Target and Toys "R" Us. During fiscal 2001, one customer accounted for approximately 10% of consolidated net revenues. During fiscal 2000 and fiscal 1999, no single domestic customer accounted for more than 10% of consolidated net revenues.

    In the United States, the Company's products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores and discount warehouses and mail order companies. The Company believes that a direct relationship with retail accounts results in more effective inventory management, merchandising and communications than would be possible through indirect relationships. The Company has implemented electronic data interchange ("EDI") linkage with many of its retailers to facilitate the placing and shipping of orders. The Company seeks to continue to increase the number of retail outlets reached directly through its internal sales force. The Company utilizes wholesale distributors such as Ingram Entertainment to service independent channels.

    International Sales and Distribution.  The Company conducts its international publishing and distribution activities through offices in the United Kingdom, Germany, France, Australia, Canada, the Netherlands, Belgium and Japan. The Company seeks to maximize its worldwide revenues and profits by releasing high quality foreign language localizations concurrently with the English language releases, whenever practicable, and by continuing to expand the number of direct selling relationships it maintains with key retailers in major territories. As part of the restructuring plan adopted in March 2000, described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company realigned its direct distribution system and restructured its worldwide distributor relationships, significantly reducing the number of distributors.

    In November 1997, the Company commenced its European distribution operations through the acquisitions of NBG in Germany and CentreSoft in the United Kingdom. CentreSoft is Sony's exclusive distributor of PlayStation products to the independent channel in the United Kingdom and employs approximately 168 people, including one of the largest entertainment software sales and marketing organizations in that country. In September 1998, the Company acquired CD Contact, a company specializing in the localization and marketing of entertainment software products in the Benelux territories. The assets and personnel of CD Contact have been integrated with the Company's other distribution operations to form the core of Activision's international distribution operations.

    Affiliate Labels.  In addition to its own products, the Company distributes interactive entertainment products that are developed and marketed by other third party publishers through its "affiliate label" programs. The distribution of other publishers' products allows the Company to maximize the efficiencies of its sales force and provides the Company with the ability to better ensure adequate shelf presence at retail stores for all of the products that it distributes. It also mitigates the risk associated with a particular title or titles published by Activision failing to achieve expectations. Services provided by the Company under its affiliate label program include order solicitation, in-store marketing, logistics and order fulfillment, sales channel management, as well as other accounting and general administrative functions.

    During the fiscal year 2001, the Company's affiliate label partners included Lucas Arts, Psygnosis, Fox Interactive, Interplay, Codemasters, 989 Studios and Encore Entertainment. Each affiliate label relationship is unique and may pertain only to distribution in certain geographic territories such as the United States or Europe and may be further limited only to the specifically named titles or titles operating on specific platforms.

Internet

    The Company believes that there are opportunities for further exploitation of its titles through the Internet, on-line services, and dedicated Internet on-line gaming services. The Company is actively exploring the establishment of on-line game playing opportunities and Internet services as a method for realizing additional revenues from its products. There can be no assurance that the Company will be successful in exploiting these opportunities. The Company has been operating its on-line store under a third party fulfillment arrangement with Digital River, where customers can order a wide array of Activision titles.

Hardware Licenses

    The Company's console products currently are being developed or published primarily for the Sony PlayStation and PlayStation 2, Nintendo N64, GameCube and Game Boy handheld devices, Microsoft Xbox, and Sega Dreamcast. In order to maintain general access to the console systems marketplace, the Company has obtained licenses for each of these platforms. Each license allows the Company to create one or more products for the applicable system, subject to certain approval rights as to quality which are reserved by each licensor. Each license also requires that the Company pay the licensor a per unit license fee for each unit manufactured.

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

Employees

    As of March 31, 2001, the Company had 764 employees, including 258 in product development, 61 in North American publishing, 110 in corporate finance, operations and administration, 77 in international publishing, and 258 in European distribution activities.

    As of March 31, 2001, approximately 110 of the Company's full-time employees were subject to term employment agreements with the Company. These agreements generally commit such employees to employment terms of between one and three years from the commencement of their respective agreements. Most of the employees subject to such agreements are executives of the Company or members of the product development, sales or marketing divisions. These individuals perform services for the Company as executives, directors, producers, associate producers, computer programmers, game designers, sales directors and marketing product managers. The execution by the Company of employment agreements with such employees, in the Company's experience, significantly reduces the Company's turnover during the development and production of its entertainment software products and allows the Company to plan more effectively for future development activities.

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

Item 2. PROPERTIES

    The Company's principal corporate, administrative, and product development offices are located in approximately 98,000 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405. The following is a listing of the principal offices maintained by the Company at June 13, 2001:

Location of Principal Facilities	Square Feet	Lease Expiration Date
Santa Monica, California	98,000	April 30, 2007
Woodland Hills, California	10,000	April 20, 2005
Madison, Wisconsin	13,300	December 31, 2004
Eden Prairie, Minnesota	9,800	September 30, 2005
Dallas, Texas	2,300	February 28, 2003
New York, New York	500	April 30, 2003
Ontario, Canada	1,900	June 30, 2003
Middlesex, United Kingdom	10,600	November 1, 2001
Berkshire, United Kingdom	8,200	September 8, 2010
Birmingham, United Kingdom	81,000	May 20, 2011 - May 31, 2012
Birmingham, United Kingdom	43,300	Month to Month
Antwerpen, Belgium	3,200	May 1, 2002
Eemnes, The Netherlands	1,900	January 1, 2002
Argenteuil, France	1,800	December 15, 2006
Sydney, Australia	3,300	October 31, 2002
Ismaning, Germany	4,200	November 30, 2001
Burglengenfeld, Germany	58,000	Owned
Tokyo, Japan	530	July 31, 2001

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

    The following table sets forth for the periods indicated the high and low reported sale prices for the Company's common stock. As of June 13, 2001, there were approximately 4,800 holders of record of the Company's common stock.

	High	Low
Fiscal 2000
First Quarter ended June 30, 1999	$14.56	$10.31
Second Quarter ended September 30, 1999	17.75	12.63
Third Quarter ended December 31, 1999	17.50	13.94
Fourth Quarter ended March 31, 2000	17.69	12.06
Fiscal 2001
First Quarter ended June 30, 2000	$12.16	$5.38
Second Quarter ended September 30, 2000	15.63	6.31
Third Quarter ended December 31, 2000	15.25	10.31
Fourth Quarter ended March 31, 2001	25.25	13.63
Fiscal 2002
First Quarter through June 13, 2001	$41.15	$20.88

    On June 13, 2001, the reported last sales price for the Company's common stock was $40.93.

Dividends

    The Company paid no cash dividends in 2001 or 2000 and does not intend to pay any cash dividends at any time in the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. In addition, the Company's bank credit facility currently prohibits the Company from paying dividends on its common stock. Future dividends, if any, will depend upon the Company's earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

Sales of Unregistered Equity Securities

    In 1998, the Company granted warrants to purchase 750,000 shares of the Company's common stock to Viacom International Inc. ("Viacom"), an affiliate of Viacom Consumer Products, Inc. ("VCP"), in connection with, and as partial consideration for, a license agreement between VCP and the Company that gives the Company the right to utilize intellectual properties associated with the Star Trek television series' and films in conjunction with Activision products. Warrants to purchase 500,000 share of the Company's common stock have an exercise price of $10.27 per share, vested upon grant, have a ten year term and become exercisable ratably over a five year term. The remaining warrants vested upon grant, have a ten year term, become exercisable ratably over a five year term beginning on September 16, 2003 and have an exercise price based on the average closing price of the Company's common stock for the 30 trading days preceding September 16, 2003.

    In September 1998, the Company granted warrants to purchase 250,000 shares of the Company's common stock to Disney Entertainment, Inc. ("Disney") as partial consideration for a license agreement between Disney and the Company that gives the Company the right to utilize intellectual properties associated with certain Disney animated films in conjunction with Activision products.

    In May 1999, the Company granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $11.63 per share to Cabela's, Incorporated ("Cabela's") in connection with, and as partial consideration for, a license agreement that allows the Company to utilize the Cabela's name in conjunction with certain Activision products. The warrants vested upon grant, have a seven year term and are exercisable in annual increments over the warrant term.

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

Repurchase Plan

    As of May 9, 2000, the Board of Directors authorized the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes. The shares and notes could be purchased from time to time through the open market or in privately negotiated transactions. The amount of shares and notes purchased and the timing of purchases were based on a number of factors, including the market price of the shares and notes, market conditions, and such other factors as the Company's management deemed appropriate. The Company has financed the purchase of shares with available cash. During the quarter ended June 30, 2000 the Company repurchased 2.3 million shares of its common stock for approximately $15.0 million.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2001 are derived from the audited consolidated financial statements of the Company. The Consolidated Balance Sheets as of March 31, 2001 and 2000 and the Consolidated Statements of Operations and Statements of Cash Flows for each of the fiscal years in the three-year period ended March 31, 2001, and the reports thereon, are included elsewhere in this Form 10-K.

(In thousands, except per share data)

	Fiscal years ended March 31,
			Restated(1)
	2001	2000	1999	1998	1997
Statement of Operations Data:
Net revenues	$620,183	$572,205	$436,526	$312,906	$190,446
Cost of sales—product costs	324,907	319,422	260,041	176,188	103,124
Cost of sales—royalties and software amortization	89,702	91,238	36,990	29,840	13,108
Income (loss) from operations	39,807	(30,325)	26,667	9,218	11,497
Income (loss) before income tax provision	32,544	(38,736)	23,636	8,106	11,578
Net income (loss)	20,507	(34,088)	14,891	4,970	7,583
Basic earnings (loss) per share	0.82	(1.38)	0.65	0.22	0.36
Diluted earnings (loss) per share	0.75	(1.38)	0.62	0.21	0.35
Basic weighted average common shares outstanding	24,865	24,691	22,861	22,038	20,961
Diluted weighted average common shares outstanding	27,400	24,691	23,932	22,909	21,650
Selected Operating Data:
EBITDA(2)	46,075	15,541	33,155	14,564	15,690
Cash (used in) provided by:
Operating activities	147,529	77,389	18,190	31,670	4,984
Investing activities	(74,595)	(99,547)	(64,331)	(43,814)	(19,617)
Financing activities	2,547	42,028	7,220	62,862	11,981

	As of March 31,
			Restated
	2001	2000	1999	1998	1997
Balance Sheet Data:
Working capital	$182,980	$158,225	$136,355	$115,782	$52,142
Cash and cash equivalents	125,550	49,985	33,037	74,319	23,352
Goodwill, net	10,316	12,347	21,647	23,473	23,756
Total assets	359,957	309,737	283,345	229,366	132,203
Long-term debt	63,401	73,778	61,143	61,192	5,907
Redeemable and convertible preferred stock	—	—	—	—	1,500
Shareholders' equity	181,306	132,009	127,190	97,475	80,321

(1)
Consolidated financial information for fiscal years 1999 - 1996 has been restated retroactively for the effects of the September 1999 acquisition of Neversoft, accounted for as a pooling of interests. Consolidated financial information for fiscal years 1998 - 1996 has been restated retroactively for the effects of the acquisitions of S.B.F. Services, Limited dba Head Games Publishing and CD Contact Data GmbH, in June 1998 and September 1998, respectively, accounted for as pooling of interests. Consolidated financial information for fiscal year 1997 has been restated retroactively for the effects of the acquisitions of Raven Software Corporation, NBG EDV Handels—und Verlags GmbH and Combined Distribution (Holdings) Limited in November 1997, August 1997 and November 1997, respectively, accounted for as pooling of interests.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company is a leading international publisher, developer and distributor of interactive entertainment and leisure products. The Company currently focuses its publishing, development and distribution efforts on products designed for personal computers ("PCs") as well as the Sony PlayStation ("PSX") and PlayStation 2 ("PS2") and Nintendo N64 ("N64") console systems and Nintendo Game Boy handheld game devices. The Company is also currently focusing on the development of products for Microsoft Xbox ("Xbox") and Nintendo GameCube console systems and Nintendo Game Boy Advance hand held device. During January 2001, Sega Corp., the maker of the Sega Dreamcast ("Dreamcast") console system announced that it would quit making the Dreamcast in March 2001. Net revenues from the Dreamcast have historically represented only a small percentage of the Company's total net revenues. Accordingly, the Company believes that the departure of the Dreamcast console system from the market will not have a material impact upon its financial position or results of operations.

    The Company distributes its products worldwide through its direct sales forces, through its distribution subsidiaries, and through third party distributors and licensees.

    The Company's financial information as of and for the year ended March 31, 1999 has been restated to reflect the effect of pooling of interests transactions as discussed in Item 1 and Item 6 of this Report.

    The Company recognizes revenue from the sale of its products once they are shipped and are available for general release to customers. Subject to certain limitations, the Company permits customers to obtain exchanges and returns within certain specified periods and provides price protection on certain unsold merchandise. Revenue from product sales is reflected after deducting the estimated allowance for returns and price protection. Management of the Company estimates the amount of future returns and price protection based upon historical results and current known circumstances. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery. Per copy royalties on sales that exceed the guarantee are recognized as earned.

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

    Cost of sales-royalties and software amortization represents amounts due developers, product owners and other royalty participants as a result of product sales, as well as amortization of capitalized software development costs. The costs incurred by the Company to develop products are accounted for in accordance with accounting standards that provide for the capitalization of certain software development costs once technological feasibility is established and such costs are determined to be recoverable. Additionally, various contracts are maintained with developers, product owners or other royalty participants, which state a royalty rate, territory and term of agreement, among other items. Commencing upon product release, prepaid royalties and capitalized software costs are amortized to cost of sales—royalties and software amortization based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less.

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

    The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory and platform, as well as operating income by business segment:

	Fiscal years ended March 31,
	(In thousands)
	2001		2000		1999
Net revenues	$620,183	100%	$572,205	100%	$436,526	100%
Costs and expenses:
Cost of sales — product costs	324,907	52%	319,422	56%	260,041	60%
Cost of sales — royalties and software amortization	89,702	14%	91,238	16%	36,990	9%
Product development	41,396	8%	26,275	5%	22,875	5%
Sales and marketing	85,378	14%	87,303	15%	66,420	15%
General and administrative	37,491	6%	36,674	6%	21,948	5%
Amortization of intangible assets	1,502	0%	41,618	7%	1,585	0%

Total costs and expenses	580,376	94%	602,530	105%	409,859	94%

Income (loss) from operations	39,807	6%	(30,325)	(5)%	26,667	6%
Interest income (expense), net	(7,263)	(1)%	(8,411)	(2)%	(3,031)	(1)%

Income (loss) before income tax provision	32,544	5%	(38,736)	(7)%	23,636	5%
Income tax provision (benefit)	12,037	2%	(4,648)	(1)%	8,745	2%

Net income (loss)	$20,507	3%	$(34,088)	(6)%	$14,891	3%

NET REVENUES BY TERRITORY:
United States	$352,893	57%	$282,847	49%	$149,705	34%
Europe	256,228	41%	277,485	49%	278,032	64%
Other	11,062	2%	11,873	2%	8,789	2%

Total net revenues	$620,183	100%	$572,205	100%	$436,526	100%

ACTIVITY/PLATFORM MIX:
Publishing:
Console	$349,528	75%	$281,204	71%	$111,662	54%
PC	116,534	25%	115,487	29%	93,880	46%

Total publishing net revenues	466,062	75%	396,691	69%	205,542	47%

Distribution:
Console	117,365	76%	129,073	74%	156,584	68%
PC	36,756	24%	46,441	26%	74,400	32%

Total distribution net revenues	154,121	25%	175,514	31%	230,984	53%

Total net revenues	$620,183	100%	$572,205	100%	$436,526	100%

OPERATING INCOME (LOSS)
Publishing	$35,687	5%	$(35,049)	(6)%	$12,398	3%
Distribution	4,120	1%	4,724	1%	14,269	3%

Total operating income (loss)	$39,807	6%	$(30,325)	(5)%	$26,667	6%

Results of Operations—Fiscal Years Ended March 31, 2001 and 2000

    Net income for fiscal year 2001 was $20.5 million or $0.75 per diluted share, as compared to net loss of $34.1 million or $1.38 per diluted share in fiscal year 2000. The 2000 results were negatively impacted by a strategic restructuring charge totaling $70.2 million, approximately $61.8 million net of tax, or $2.50 per diluted share. See the analysis of the results of operations for the fiscal years ended March 31, 2000 and 1999 for a detailed discussion of the restructuring plan. During fiscal 2001, the Company completed those restructuring initiatives.

Net Revenues

    Net revenues for the year ended March 31, 2001 increased 8% from the same period last year, from $572.2 million to $620.2 million. This increase was driven by the performance of the Company's publishing segment, partially offset by declines experienced in the Company's distribution segment.

    Publishing net revenues for the year ended March 31, 2001 increased 17% from $396.7 million to $466.1 million. This increase primarily was due to publishing console net revenues increasing 24% from $281.2 million to $349.5 million. The increase in publishing console net revenues was attributable to the release in fiscal 2001 of several titles that sold very well in the marketplace, including Tony Hawk Pro Skater 2 (PSX, Dreamcast and Game Boy), Spiderman (PSX, N64 and Game Boy), X-Men Mutant Academy (PSX and Game Boy), as well as continuing strong sales of the original Tony Hawk Pro Skater (PSX and N64). Publishing PC net revenues for the year ended March 31, 2001 remained relatively constant with the prior year, increasing 1% from $115.5 million to $116.5 million.

    For the year ended March 31, 2001, distribution net revenues decreased 12% from prior fiscal year from $175.5 million to $154.1 million. The decrease was mainly attributable to the continued weakness in the European console market as a result of the transition to next-generation console systems. Based on previous new hardware launches, the Company expects that its distribution business will benefits in future periods from the introduction of PS2 and other next-generation consoles. In the fourth quarter of fiscal 2001, distribution had its best results in eight quarters, reflecting the accelerating opportunities from the introduction of new console systems.

    Domestic net revenues grew 25.0% from $282.8 million to $352.9 million. International net revenues decreased by 8% from $289.4 million to $267.3 million. The increase in domestic net revenues is reflective of the increases in the Company's publishing segment as described above and the decrease in international net revenues is reflective of the declines in the Company's distribution segment as described above.

Costs and Expenses

    Cost of sales—product costs represented 52% and 56% of net revenues for the year ended March 31, 2001 and 2000, respectively. The decrease in cost of sales—product costs as a percentage of net revenues for the year ended March 31, 2001 was due to the decrease in distribution net revenue, partially offset by a higher publishing console net revenue mix. Distribution products have a higher per unit product cost than publishing products, and console products have a higher per unit product cost than PC products.

    Cost of sales—royalty and software amortization expense represented 14% and 16% of net revenues for the year ended March 31, 2001 and 2000, respectively. The decrease in cost of sales—royalty and software amortization expense as a percentage of net revenues is reflective of the $11.9 million of write-offs recorded in the fourth quarter of fiscal 2000 relating to the Company's restructuring plan as later described in the analysis of the results of operations for the fiscal years ended March 31, 2000 and 1999.

    Product development expenses of $41.4 million and $26.3 million represented 8% and 5% of net revenues for the fiscal year ended March 31, 2001 and 2000, respectively. These increases in product development expenses in dollars and as a percentage of net revenues reflect the Company's investment in the development of products for next-generation console and hand-held devices, including PS2, Xbox, GameCube and Game Boy Advance. The increases are also reflective of the increase in the number of titles expected to be released in fiscal 2002, 52 titles, compared to fiscal 2001, 35 titles. Of the 52 titles expected to be released in fiscal 2002, 19 titles are for next-generation platforms, which have higher development costs than existing-platform titles.

    Sales and marketing expenses of $85.4 million and $87.3 million represented 14% and 15% of net revenues for the fiscal year ended March 31, 2001 and 2000, respectively. This decrease reflects the Company's ability to generate savings by building on the existing awareness of our branded products and sequel titles sold during fiscal 2001.

    General and administrative expenses for the year ended March 31, 2001 remained constant with the prior fiscal year, increasing 2% from $36.7 million to $37.5 million. As a percentage of net revenues, fiscal 2001 general and administrative expenses also remained relatively constant with the prior fiscal year at approximately 6%.

    Amortization of intangibles decreased substantially from $41.6 million in fiscal 2000 to $1.5 million in fiscal 2001. This was due to the write-off in fiscal 2000 of goodwill acquired in purchase acquisitions in conjunction with the Company's restructuring plan as subsequently described.

Operating Income (Loss)

    Operating income (loss) for the year ended March 31, 2001, was $39.8 million, compared to $(30.3) million in fiscal 2000. This increase in consolidated operating income is primarily the result of increased operating income in the Company's publishing business.

    Publishing operating income (loss) for the year ended March 31, 2001 increased to $35.7 million, compared to $(35.0) million in the prior fiscal year. The increase reflects the charges incurred in fiscal 2000 in conjunction with the Company's restructuring plan as subsequently described, which predominantly impacted the Company's publishing segment. Distribution operating income for the year ended March 31, 2001 remained flat at $4.1 million, compared to $4.7 million in the prior fiscal year.

Other Income (Expense)

    Interest expense, net of interest income, decreased to $7.3 million for the year ended March 31, 2001, from $8.4 million for the year ended March 31, 2000. This decrease in interest expense was due to lower average borrowings on the revolving portion of the Company's $125.0 million term loan and revolving credit facility (the "U.S. Facility") during fiscal 2001 when compared to prior fiscal year, as well as increased interest earned as a result of higher investable cash balances throughout the year.

Provision for Income Taxes

    The income tax provision of $12.0 million for the fiscal year ended March 31, 2001, reflects the Company's effective income tax rate of approximately 37%. The significant items generating the variance between the Company's effective rate and its statutory rate of 35% are state taxes and nondeductible goodwill amortization, partially offset by a decrease in the Company's deferred tax asset valuation allowance and research and development tax credits. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Results of Operations—Fiscal Years Ended March 31, 2000 and 1999

    Net loss for fiscal year 2000 was $34.1 million or $1.38 per diluted share, as compared to net income of $14.9 million or $0.62 per diluted share in fiscal year 1999. The 2000 results were negatively impacted by a strategic restructuring charge totaling $70.2 million, approximately $61.8 million net of tax, or $2.50 per diluted share.

Strategic Restructuring Plan

    In the fourth quarter of fiscal 2000, the Company finalized a strategic restructuring plan to accelerate the development and sale of interactive entertainment and leisure products for the next-generation consoles and the Internet. Costs associated with this plan amounted to $70.2 million, approximately $61.8 million net of taxes, and were recorded in the consolidated statement of operations in the fourth quarter of fiscal year 2000 and classified as follows (amounts in millions):

Net revenues	$11.7
Cost of sales—royalties and software amortization	11.9
Product development	4.2
General and administrative	5.2
Amortization of intangible assets	37.2

$70.2

    The component of the charge included in amortization of intangible assets represented a write down of intangibles including goodwill, relating to Expert Software, Inc. ("Expert"), one of the Company's value publishing subsidiaries, totaling $26.3 million. The Company consolidated Expert into Head Games, forming one integrated business unit. As part of this consolidation, the Company discontinued substantially all of Expert's product lines, terminated substantially all of Expert's employees and phased out the use of the Expert name. In addition, a $10.9 million write down of goodwill relating to TDC, an OEM business unit, was recorded. During fiscal 1999, the OEM market went through radical changes due to price declines of PCs and hardware accessories. The sum of the undiscounted future cash flow of these assets was not sufficient to cover the carrying value of these assets and as such was written down to fair market value.

    The component of the charge included in net revenues and general and administrative expense represents costs associated with the planned termination of a substantial number of third party distributor relationships in connection with the Company's realignment of its worldwide publishing business to leverage its existing sales and marketing organizations and improve the control and management of its products. These actions resulted in an increase in the allowance for sales returns of $11.7 million and the allowance for doubtful accounts of $3.4 million. The plan also included a severance charge of $1.2 million for employee redundancies.

    The components of the charge included in cost of sales—royalties and software amortization and product development represent costs to write down certain assets associated with exiting certain product lines and re-evaluating other product lines which resulted in reduced expectations.

    During fiscal 2001, the Company completed the restructuring initiatives associated with the fiscal 2000 restructuring plan without any significant adjustments.

Net Revenues

    Net revenues for the year ended March 31, 2000 increased 31% from the same period last year, from $436.5 million to $572.2 million. The increase was due to a 53% increase in console net revenues from $268.2 million to $410.3 million, slightly offset by a 4% decrease in PC net revenues from

$168.3 million to $161.9 million. Domestic net revenues grew 89% from $149.7 million to $282.8 million. International net revenues remained fairly constant, increasing 1% from $286.8 million to $289.4 million.

    Publishing net revenues for the year ended March 31, 2000 increased 93% from $205.5 million to $396.7 million. This increase primarily was due to publishing console net revenues increasing 152% from $111.7 million to $281.2 million. The increase in publishing console net revenues was attributable to the release in fiscal 2000 of a larger number of titles that sold well in the marketplace, including Blue Stinger (Dreamcast), Space Invaders (PlayStation, N64 and Gameboy Color) and Toy Story II (PlayStation and N64), Tarzan (N64 and Gameboy), A Bug's Life (N64), Vigilante 8: Second Offense (PlayStation, N64 and Gameboy), WuTang: Shaolin Style (PlayStation) and Tony Hawk's Pro Skater (PlayStation, N64 and Gameboy). Publishing PC net revenues for the year ended March 31, 2000 increased 23% from $93.9 million to $115.5 million. This increase primarily was due to the release of Quake 3 Arena, Cabela's Big Game Hunter III, Star Trek: Hidden Evil, Armada and Soldier of Fortune.

    For the year ended March 31, 2000, distribution net revenues decreased 24% from prior fiscal year from $231.0 million to $175.5 million. The decrease was mainly attributable to the pricing reductions initiated by leading retail chains in the United Kingdom (the "UK"), which in turn reduced market share for the independent retail channel in the UK to which the Company's CentreSoft subsidiary is the sole authorized Sony PlayStation distributor, as well as the unfavorable impact of foreign currency translation rates.

    Net OEM licensing, on-line and other revenues for the fiscal year ended March 31, 2000 increased 40% from $19.0 million to $26.7 million. The increase was primarily due to an increase in licensing revenues, partially offset by a decrease in OEM revenues. Licensing revenues increased due to an increase in the number of licensing arrangements entered into by the Company during fiscal 2000. OEM revenues decreased due to the radical changes being experienced in the OEM market in fiscal 2000, which resulted from declining prices of personal computers and hardware accessories and the reluctance of hardware manufacturers to produce large inventories.

Costs and Expenses

    Cost of sales—product costs represented 56% and 60% of net revenues for the year ended March 31, 2000 and 1999, respectively. The decrease in cost of sales—product costs as a percentage of net revenues for the year ended March 31, 2000 was due to the decrease in distribution net revenue, partially offset by a higher publishing console net revenue mix. Distribution products have a higher per unit product cost than publishing products, and console products have a higher per unit product cost than PC products.

    Cost of sales—royalty and software amortization expense represented 16% and 9% of net revenues for the year ended March 31, 2000 and 1999, respectively. The increase in cost of sales—royalty and software amortization expense as a percentage of net revenues was primarily due to changes in the Company's product mix, with an increase in the number of branded products with higher royalty obligations as compared to the prior fiscal year and increases in amortization expenses relating to the release of a greater number of products with capitalizable development costs. The increase also partially resulted from $11.9 million of write-offs recorded in the fourth quarter of fiscal 2000 relating to the Company's restructuring plan as previously described.

    Product development expenses for the year ended March 31, 2000 increased 15% from the same period last year from $22.9 million to $26.3 million. The increase was primarily due to a $4.2 million charge to product development costs relating to the Company's restructuring plan as previously described.

    As a percentage of net revenues, total product creation costs (i.e., royalties and software amortization expense plus product development expenses) increased from 14% to 21% for the year ended March 31, 2000. Such increases were attributable to the increases in product development costs, as described above.

    Sales and marketing expenses for the year ended March 31, 2000 increased 31% from the same period last year, from $66.4 million to $87.3 million, but remained relatively constant as a percentage of net revenues at 15% at March 31, 2000 and 1999. The increase in the amount of sales and marketing expenses primarily was due to an increase in the number of titles released and an increase in television advertising during the final quarter of fiscal 2000 to support the Company's premium titles.

    General and administrative expenses for the year ended March 31, 2000 increased 67% from the prior fiscal year, from $21.9 million to $36.7 million. As a percentage of net revenues, general and administrative expenses remained relatively constant at approximately 5% to 6%. The increase in the amount of general and administrative expenses was due to an increase in worldwide administrative support needs and headcount related expenses and charges incurred in conjunction with the Company's restructuring plan previously described.

    Amortization of intangibles increased substantially from $1.6 million in fiscal 1999 to $41.6 million in fiscal 2000. This was due to the write-off of goodwill acquired in purchase acquisitions.

Operating Income (Loss)

    Operating income (loss) for the year ended March 31, 2000, was $(30.3) million, compared to $26.7 million in fiscal 1999.

    Publishing operating income (loss) for the year ended March 31, 2000 decreased 382% to $(35.0) million, compared to $12.4 million in the prior fiscal year. The decrease reflects the charges incurred in conjunction with the Company's restructuring plan as previously described, which predominantly impacted the Company's publishing segment. Distribution operating income for the year ended March 31, 2000 decreased 67% to $4.7 million, compared to $14.3 million in the prior fiscal year. The period over period change primarily was due to a decrease in distribution sales and the UK price reductions, as noted earlier.

Other Income (Expense)

    Interest expense, net of interest income, increased to $8.4 million for the year ended March 31, 2000, from $3.0 million for the year ended March 31, 1999. This increase primarily was the result of interest costs associated with the Company's $125 million term loan and revolving credit facility obtained in June 1999.

Provision for Income Taxes

    The income tax benefit of $4.6 million for the year ended March 31, 2000 reflected the Company's effective income tax rate of approximately 12%. The significant items that generated the variance between the Company's effective rate and its statutory rate of 34% were nondeductible goodwill amortization and an increase in the Company's deferred tax asset valuation allowance, partially offset by research and development tax credits. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Quarterly Operating Results

    The Company's quarterly operating results have in the past varied significantly and will likely vary significantly in the future, depending on numerous factors, several of which are not under the Company's control.  See Item 1 "Business—Factors Affecting Future Performance" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Strategic Restructuring Plan." The Company's business also has experienced and is expected to continue to experience significant seasonality, in part due to consumer buying patterns. Net revenues typically are significantly higher during the fourth calendar quarter, primarily due to the increased demand for consumer software during the year-end holiday buying season. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

    The following table is a comparative breakdown of the Company's quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

	Quarter ended
	March 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	March 31, 2000(1)	Dec. 31, 1999	Sept. 30, 1999	June 30, 1999(2)
Net revenues	$126,789	$264,473	$144,363	$84,558	$103,838	$268,862	$115,363	$84,142
Operating income (loss)	2,015	34,754	9,536	(6,498)	(65,990)	38,241	3,525	(6,101)
Net income (loss)	875	20,505	4,306	(5,179)	(52,877)	22,301	1,063	(4,575)
Basic earnings (loss) per share	0.03	0.84	0.18	(0.21)	(2.07)	0.89	0.04	(0.19)
Diluted earnings (loss) per share	0.03	0.70	0.17	(0.21)	(2.07)	0.75	0.04	(0.19)

(1)
See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Strategic Restructuring Plan."

(2)
Restated for acquisition of Neversoft

Liquidity and Capital Resources

    The Company's cash and cash equivalents increased $75.6 million, from $50.0 million at March 31, 2000 to $125.6 million at March 31, 2001. This was in comparison to a $17.0 million increase in cash flows in fiscal year 2000 from $33.0 million at March 31, 1999 to $50.0 million at March 31, 2000. This increase in cash in fiscal year 2001 resulted from $81.6 million and $2.5 million provided by operating activities and financing activities, respectively, offset by $8.6 million utilized in investing activities. The cash provided by operating activities primarily was the result of changes in accounts receivable and accounts payable, driven by a seasonal change in working capital needs. The cash used in investing activities primarily is the result of capital expenditures. The cash provided by financing activities is primarily the result of $33.6 million of cash proceeds from the issuance common stock pursuant to employee stock option plans, the employee stock purchase plan and warrants. These inflows were partially offset by $16.1 in net cash payments on borrowings, as well as $15.0 million of cash used by the Company to purchase its common stock under its repurchase program.

    In connection with the Company's purchases of Nintendo N64 hardware and software cartridges for distribution in North America and Europe, Nintendo requires the Company to provide irrevocable letters of credit prior to accepting purchase orders from the Company. Furthermore, Nintendo maintains a policy of not accepting returns of Nintendo N64 hardware and software cartridges. Because of these and other factors, the carrying of an inventory of Nintendo N64 hardware and software cartridges entails significant capital and risk. As of March 31, 2001, the Company had $5.4 million of N64 hardware and software cartridge inventory on hand, which represented approximately 12% of all inventory.

    In December 1997, the Company completed the private placement of $60.0 million principal amount of 6 3/4% convertible subordinated notes due 2005 (the "Notes"). The Notes are convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into common stock, $.000001 par value, of the Company, at a conversion price of $18.875 per share, (equivalent to a conversion rate of 52.9801 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after January 10, 2001. If redemption occurs prior to December 31, 2003, the Company must pay a premium on such redeemed Notes. Subsequent to March 31, 2001, the Company called for the redemption of the Notes. In connection with that call, as of June 20, 2001, holders have converted for common stock approximately $60.0 million aggregate principal amount of their convertible subordinated notes.

    The Company has a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provides the Company with the ability to borrow up to $100.0 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The $25.0 million term loan portion of the U.S. Facility was used to fund the acquisition of Expert Software, Inc. in June 1999 and to pay costs related to such acquisition and the securing of the U.S. Facility. The term loan has a three year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3%. The revolving portion of the U.S Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75% and matures June 2002. The U.S. Facility had a weighted average interest rate of approximately 9.70% for the year ending March 31, 2001. The Company pays a commitment fee of 1/2% on the unused portion of the revolving line. The U.S. Facility is collateralized by substantially all of the assets of the Company and its U.S. subsidiaries. The U.S. Facility contains various covenants which limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. The Company is also required to maintain specified financial ratios related to net worth and fixed charges. As of March 31, 2001, the Company was in compliance with these covenants. As of March 31, 2001, approximately $8.5 million was outstanding under the term loan portion of the U.S. Facility. As of March 31, 2001, there were no borrowings outstanding and $18.2 million letters of credit outstanding against the revolving portion of the U.S. Facility.

    In May 2001, the Company repaid the remaining $8.5 million balance of the term loan portion of the U.S. Facility. In conjunction with the accelerated repayment of the term loan, the Company amended the U.S. Facility effective May 7, 2001. The amended and restated U.S. Facility eliminates the term loan, reduces the revolvers to $78.0 million, reduces the interest rate to Prime plus 1.25% or LIBOR plus 2.25%, eliminates certain covenants, increases the advance rates and reduces the fee paid for maintenance of the facility.

    The Company has a revolving credit facility through its CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilder ("NLG") 26 million ($10 million) at March 31, 2001, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.50% (weighted average interest rate of 7.40% as of March 31, 2001) and matures August 2003. The Company had $1.8 million of borrowings outstanding under the Netherlands Facility at March 31, 2001. There were no letters of credit under the Netherlands Facility as of March 31, 2001.

    The Company also has revolving credit facilities with its CentreSoft subsidiary located in the United Kingdom, (the "UK Facility") and its NBG subsidiary located in Germany, (the "German Facility"). The UK Facility can be used for working capital requirements and provides for British Pounds ("GBP") 7 million ($10.0 million) of revolving loans and GBP 3 million ($4.3 million) of letters of credit, bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and matures in July 2001. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The Company was in compliance with these covenants as of March 31, 2001. No borrowings were outstanding against the UK Facility at March 31, 2001. Letters of credit of GBP 3.0 million ($4.3 million) were outstanding against the UK Facility at March 31, 2001. The German Facility can be used for working capital requirements and provides for revolving loans up to Deutsche Marks ("DM") 4 million ($1.8 million), bears interest at 7.0%, is collateralized by a cash deposit of approximately GBP 650,000 ($928,000) made by the Company's CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of March 31, 2001.

    In the normal course of business, the Company enters into contractual arrangements with third parties for the development of products. Under these agreements, the Company commits to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, for contracts in place as of March 31, 2001, the total future minimum contract commitment is approximately $62.1 million, which is scheduled to be paid as follows (amounts in thousands):

Year ending March 31,
2002	$35,197
2003	13,528
2004	6,250
2005	2,925
2006	1,675
Thereafter	2,500

$62,075

    Additionally, as of March 31, 2001, under the terms of a production financing arrangement, the Company has a commitment to purchase two future PlayStation 2 titles from independent third party developers for an estimated $5.7 million. Failure by the developers to complete the project within the contractual time frame or specifications alleviates the Company's commitment.

    The Company historically has financed its acquisitions through the issuance of shares of its common stock. The Company will continue to evaluate potential acquisition candidates as to the benefit they bring to the Company and as to the ability of the Company to make such acquisitions and maintain compliance with its bank facilities.

    In May 2000, the Board of Directors authorized the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes. The shares and notes could be purchased in the open market or in privately negotiated transactions at such times and in such amounts as management deemed appropriate, depending on market conditions and other factors. During fiscal 2001, the Company repurchased 2.3 million shares of its common stock for approximately $15.0 million.

    The Company believes that it has sufficient working capital ($183.0 million at March 31, 2001), as well as proceeds available from the U.S. Facility, the UK Facility, the Netherlands Facility and the German Facility, to finance the Company's operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of the development, production, marketing and sale of new products, the acquisition of intellectual property rights for future products from third parties and the repurchase of common stock and notes under the Company's repurchase plan.

Inflation

    The Company's management currently believes that inflation has not had a material impact on continuing operations.

Euro Conversion

    On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their common currency. The sovereign currencies of the participating countries are scheduled to remain legal tender as denominations of the euro between January 1, 1999 and January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the sovereign currencies, so that the sovereign currencies no longer will be legal tender for any transactions, making conversion to the euro complete. The Company has performed an internal analysis of the possible implications of the euro conversion on the Company's business and financial condition, and has determined that the impact of the conversion will be immaterial to its overall operations. The Company's wholly owned subsidiaries operating in participating countries represented 8% and 12% of the Company's consolidated net revenues for the years ended March 31, 2001 and 2000, respectively.

Implementation of SAB 101

    The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the year ended March 31, 2001, the Company performed a review of its revenue recognition policies and determined that it is in compliance with SAB 101.

Recently Issued Accounting Standards

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as subsequently amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not currently participate in hedging activities or own derivative instruments but plans to adopt SFAS No. 133 beginning April 1, 2001. Management does not believe the adoption of SFAS No. 133 will have a material impact on the financial position or results of operations of the Company.

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

    As of March 31, 2001, the carrying value of the Company's variable rate debt was $10.3 million, which includes the U.S. Facility ($8.5 million) and the Netherlands Facility ($1.8 million). As of March 31, 2000, the carrying value of the Company's variable rate debt was $26.0 million, which included the U.S. Facility ($22.5 million) and the Netherlands Facility ($3.5 million). A hypothetical 1% increase in the applicable interest rates of the Company's variable rate debt would increase annual interest expense by approximately $103,000 and $260,000, as March 31, 2001 and 2000, respectively.

    The Company additionally has 6 3/4% convertible subordinated notes due 2005 (the "Notes") that have a carrying value of $60.0 million as of March 31, 2001 and 2000. The Notes have a fair value of $60.0 million and $51.6 million as of March 31, 2001 and 2000, respectively. The fair value of the Notes was determined based on quoted market prices. A hypothetical 1% increase in market rates would decrease their fair value by approximately $600,000 and $516,000 as of March 31, 2001 and 2000, respectively.

    Subsequent to March 31, 2001, the Company's holdings of market risk sensitive instruments changed. Subsequent to March 31, 2001, the Company called for the redemption of $60.0 million of the Notes. In connection with that call, as of June 20, 2001, holders have converted to common stock approximately $60.0 million aggregate principal amount of their Notes. Additionally, in May 2001, the Company repaid in full the remaining $8.5 million balance of the term loan portion of the U.S. Facility.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company replaced KPMG LLP ("KPMG") as its principal accountant, effective March 20, 2001. The action was recommended by the Company's Audit Committee of the Board of Directors and was approved by the Company's Board of Directors.

    KPMG's reports on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recently completed fiscal years and any subsequent interim period preceding the decision not to renew KPMG, (i) there were no disagreements with KPMG on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its report, and (ii) there were no reportable events as described in Item 304 of Regulation S-K.

    The Company engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as the Company's principal accountant to audit the Company's financial statements, effective as of March 20, 2001. During the Company's two most recent fiscal years and three subsequent interim periods prior to engaging PricewaterhouseCoopers, neither the Company nor anyone on its behalf consulted with PricewaterhouseCoopers regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by PricewaterhouseCoopers that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, entitled "Election of Directors" and "Executive Officers and Key Employees" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, entitled "Executive Compensation" and "Indebtedness of Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, entitled "Certain Relationships and Related Transactions" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data Index for Financial Statements and Schedule on page 36 herein.
	2.
		Financial Statement Schedule The following financial statement schedule of Activision, Inc. for the years ended March 31, 2001, 2000 and 1999 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Activision, Inc.
		Schedule II—Valuation and Qualifying Accounts and Reserves
		Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.
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
10.2	Mediagenic 1991 Director Warrant Plan, as amended (incorporated by reference to Exhibit 28.2 to the Company's Registration Statement on Form S-8, Registration No. 33-63638, filed on June 1, 1993).

10.3	Activision, Inc. Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-36272 filed on May 4, 2000).
10.4	Activision, Inc. 1998 Incentive Plan (incorporated by reference to Appendix I of the Company's 1998 Proxy Statement).
10.5	Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K for the year ending March 31, 2000)
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
10.11
Amended and restated employment agreement dated May 22, 2000 between the Company and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2000)
10.12	Employment agreement dated October 19, 1998 between the Company and Ronald Doornink (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ending March 31, 1999).
10.13	Employment agreement dated April 1, 2000 between the Company and Lawrence Goldberg (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ending June 30, 2000).
10.14	Employment agreement dated July 18, 2000 between the Company and William J. Chardavoyne (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ending June 30, 2000).
10.15	Stock option agreement dated May 22, 2000 between the Company and Robert A. Kotick (incorporated by reference to the Company's Form 10-Q for the quarter ending September 30, 2000).

10.16
Service Agreement dated November 24, 1997 between Combined Distribution (Holdings) Limited and Richard Andrew Steele (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ending March 31, 1999).
10.17
Amended and restated employment agreement dated May 22, 2000 between the Company and Brian G. Kelly (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ending September 30, 2000).
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

10.26
Amendment to Employment Agreement between Mr. Ronald Doornink and the Company, dated April 30, 1999 (incorporated by reference to Exhibit 6.1 of the Company's Form 10-Q for the quarter ending December 31, 1999).
10.27	Stock option agreement dated May 22, 2000 between the Company and Brian G. Kelly (incorporated by reference to the Company's Form 10-Q for the quarter ending September 30, 2000).
10.28
First Amendment effective as of June 8, 2000 to the Credit Agreement dated June 21, 1999 among the Company, Head Games Publishing, Inc., Expert Software, Inc., various financial institutions, PNC Bank, National Association as issuing bank, administrative agent and collateral agent for such lenders and Credit Suisse First Boston, as syndication agent (incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ending March 31, 2000).
10.29
Amended and Restated Credit Agreement dated as of May 7, 2001, among Activision Publishing, Inc., a Delaware corporation, Activision, Inc., a Delaware corporation, Activision Value Publishing, Inc., a Minnesota corporation (formerly Head Games Publishing, Inc.) and Expert Software, Inc., a Delaware corporation, various financial institutions and PNC Bank, National Association, a national banking association, as issuing bank, administrative agent and collateral agent for such lenders.
16.1	Letter from KPMG, LLP pursuant to Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 of the Company's Form 8-K/A filed March 23, 2001).
21.1	Principal subsidiaries of the Company.
23.1	Independent Auditors' Consent.
23.2	Independent Auditor's Consent.
(b)
Reports on Form 8-K. There have been no reports on Form 8-K that have been filed by the Company during the first quarter of the fiscal year ending March 31, 2002. The following reports on Form 8-K have been filed by the Company during the last quarter of the fiscal year ending March 31, 2001:

1.1	The Company filed a Form 8-K on March 20, 2001, reporting under "Item 4. Changes in the Registrant's Certified Accountant" the change in the Company's principal accountant from KPMG LLP to PricewaterhouseCoopers LLP.
1.2
The Company filed a Form 8-K/A on March 23, 2001 reporting under "Item 4. Changes in the Registrant's Certified Accountant" the change in the Company's principal accountant from KPMG LLP to PricewaterhouseCoopers LLP.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2001
ACTIVISION, INC.
By:	/s/ ROBERT A. KOTICK (Robert A. Kotick) Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	June 25, 2001
By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Co-Chairman and Director	June 25, 2001
By:	/s/ WILLIAM J. CHARDAVOYNE (William J. Chardavoyne)	Chief Financial Officer and Chief Accounting Officer	June 25, 2001
By:	/s/ HAROLD A. BROWN (Harold A. Brown)	Director	June 25, 2001
By:	/s/ BARBARA S. ISGUR (Barbara S. Isgur)	Director	June 25, 2001
By:	/s/ STEVEN T. MAYER (Steven T. Mayer)	Director	June 25, 2001
By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	June 25, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders:

    In our opinion, the accompanying consolidated balance sheet as of March 31, 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Activision, Inc. and its subsidiaries (the "Company") at March 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, CA
May 9, 2001

F–1

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders:

    We have audited the accompanying consolidated balance sheet of ACTIVISION, INC. and subsidiaries as of March 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended March 31, 2000. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for each of the years in the two-year period ended March 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACTIVISION, INC. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2000, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the two-year period ended March 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
May 5, 2000,
except as to Note 16,
which is as of June 9, 2000

F–2

Part I. Financial Information.

Item I. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2001	March 31, 2000
Assets
Current assets:
Cash and cash equivalents	$125,550	$49,985
Accounts receivable, net of allowances of $28,461 and $31,521 at March 31, 2001 and 2000, respectively	73,802	108,108
Inventories	43,888	40,453
Prepaid royalties and capitalized software costs	27,502	31,655
Deferred income taxes	14,292	14,159
Other current assets	13,196	17,815

Total current assets	298,230	262,175
Prepaid royalties and capitalized software costs	14,703	9,153
Property and equipment, net	15,240	10,815
Deferred income taxes	13,759	6,055
Goodwill, net	10,316	12,347
Other assets	7,709	9,192

Total assets	$359,957	$309,737

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$10,231	$16,260
Accounts payable	60,980	38,286
Accrued expenses	44,039	49,404

Total current liabilities	115,250	103,950
Long-term debt, less current portion	3,401	13,778
Convertible subordinated notes	60,000	60,000

Total liabilities	178,651	177,728

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.000001 par value, 5,000,000 shares authorized, no shares issued at March 31, 2001 and 2000	—	—
Common stock, $.000001 par value, 50,000,000 shares authorized, 30,166,455 and 26,488,260 shares issued and 27,282,476 and 25,988,260 shares outstanding at March 31, 2001 and 2000, respectively	—	—
Additional paid-in capital	200,786	151,714
Retained earnings (deficit)	12,146	(8,361)
Accumulated other comprehensive loss	(11,377)	(6,066)
Less: Treasury stock, cost, 2,883,979 and 500,000 shares as of March 31, 2001 and 2000, respectively	(20,249)	(5,278)

Total shareholders' equity	181,306	132,009

Total liabilities and shareholders' equity	$359,957	$309,737

The accompanying notes are an integral part of these consolidated financial statements.

F–3

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended March 31,
	2001	2000	1999
Net revenues	$620,183	$572,205	$436,526
Costs and expenses:
Cost of sales—product costs	324,907	319,422	260,041
Cost of sales—royalties and software amortization	89,702	91,238	36,990
Product development	41,396	26,275	22,875
Sales and marketing	85,378	87,303	66,420
General and administrative	37,491	36,674	21,948
Amortization of intangible assets	1,502	41,618	1,585

Total costs and expenses	580,376	602,530	409,859

Income (loss) from operations	39,807	(30,325)	26,667
Interest expense, net	(7,263)	(8,411)	(3,031)

Income (loss) before income tax provision	32,544	(38,736)	23,636
Income tax provision (benefit)	12,037	(4,648)	8,745

Net income (loss)	$20,507	$(34,088)	$14,891

Basic earnings (loss) per share	$0.82	$(1.38)	$0.65

Weighted average common shares outstanding	24,865	24,691	22,861

Diluted earnings (loss) per share	$0.75	$(1.38)	$0.62

Weighted average common shares outstanding—assuming dilution	27,400	24,691	23,932

The accompanying notes are an integral part of these consolidated financial statements.

F–4

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended March 31, 2001, 2000 and 1999

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)
(In thousands)			Additional Paid-In Capital	Retained Earnings (Deficit)				Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 1998	23,107	$—	$91,825	$10,836	(500)	$(5,278)	$92	$97,475
Components of comprehensive income
Net income for the year	—	—	—	14,891	—	—	—	14,891
Foreign currency translation adjustment	—	—	—	—	—	—	(2,602)	(2,602)

Total comprehensive income								12,289

Issuance of common stock and common stock warrants	—	—	3,368	—	—	—	—	3,368
Issuance of common stock pursuant to employee stock option plans	605	—	5,271	—	—	—	—	5,271
Issuance of common stock pursuant to employee stock purchase plan	92	—	798	—	—	—	—	798
Tax benefit attributable to employee stock option plans	—	—	1,059	—	—	—	—	1,059
Tax benefit derived from net operating loss carryforward utilization	—	—	2,430	—	—	—	—	2,430
Conversion of notes payable to common stock	—	—	4,500	—	—	—	—	4,500

Balance, March 31, 1999	23,804	—	109,251	25,727	(500)	(5,278)	(2,510)	127,190
Components of comprehensive income:
Net loss for the year	—	—	—	(34,088)	—	—	—	(34,088)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,556)	(3,556)

Total comprehensive loss								(37,644)

Issuance of common stock and common stock warrants	—	—	8,529	—	—	—	—	8,529
Issuance of common stock pursuant to employee stock option plans	2,331	—	21,718	—	—	—	—	21,718
Issuance of common stock pursuant to employee stock purchase plan	72	—	762	—	—	—	—	762
Tax benefit attributable to employee stock option plans	—	—	3,017	—	—	—	—	3,017
Tax benefit derived from net operating loss carryforward utilization	—	—	1,266	—	—	—	—	1,266
Acquisitions and investments made with common stock and common stock options	281	—	7,171	—	—	—	—	7,171

Balance, March 31, 2000	26,488	—	151,714	(8,361)	(500)	(5,278)	(6,066)	132,009
Components of comprehensive income:
Net income for the year	—	—	—	20,507	—	—	—	20,507
Foreign currency translation adjustment	—	—	—	—	—	—	(5,311)	(5,311)

Total comprehensive income								15,196

Issuance of common stock and common stock warrants	100	—	1,050	—	—	—	—	1,050
Issuance of common stock pursuant to employee stock option plans	3,499	—	31,693	—	—	—	—	31,693
Issuance of common stock pursuant to employee stock purchase plan	79	—	845	—	—	—	—	845
Tax benefit attributable to employee stock option plans	—	—	11,832	—	—	—	—	11,832
Tax benefit derived from net operating loss carryforward utilization	—	—	3,652	—	—	—	—	3,652
Purchase of treasury shares	—	—	—	—	(2,384)	(14,971)	—	(14,971)

Balance March 31, 2001	30,166	$—	$200,786	$12,146	(2,884)	$(20,249)	$(11,377)	$181,306

The accompanying notes are an integral part of these consolidated financial statements.

F–5

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended March 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$20,507	$(34,088)	$14,891
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(6,597)	(4,311)	3,806
Depreciation and amortization	6,268	45,866	6,488
Amortization of prepaid royalties and capitalized software costs	68,925	78,714	27,055
Expense related to common stock warrants	1,406	5,769	388
Tax benefit of stock options exercised	11,832	3,017	1,059
Change in assets and liabilities (net of effects of purchases and acquisitions):
Accounts receivable	30,027	9,900	(43,686)
Inventories	(5,283)	(7,342)	(11,506)
Prepaid royalties and capitalized software costs	(65,964)	(74,506)	(60,531)
Other assets	6,062	(6,307)	(6,862)
Accounts payable	21,361	(8,038)	(6,620)
Accrued expenses and other liabilities	(6,979)	(5,791)	33,177

Net cash provided by (used in) operating activities	81,565	2,883	(42,341)

Cash flows from investing activities:
Cash used in purchase acquisitions (net of cash acquired)	—	(20,523)	—
Capital expenditures	(9,780)	(4,518)	(3,800)
Proceeds from disposal of property and equipment	1,149	—	—

Net cash used in investing activities	(8,631)	(25,041)	(3,800)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to employee stock option plans	31,693	21,718	5,271
Proceeds from issuance of common stock pursuant to employee stock purchase plan	845	762	798
Proceeds from issuance of common stock pursuant to warrants	1,050	—	—
Borrowing under line-of-credit agreement	577,590	361,161	5,300
Payment under line-of-credit agreement	(581,618)	(355,156)	(5,300)
Payment on term loan	(11,450)	(1,645)	—
Proceeds from term loan	—	25,000	—
Notes payable, net	(592)	(6,457)	1,151
Cash paid to secure line of credit and term loan	—	(3,355)	—
Purchase of treasury stock	(14,971)	—	—

Net cash provided by financing activities	2,547	42,028	7,220

Effect of exchange rate changes on cash	84	(2,922)	(2,361)

Net increase (decrease) in cash and cash equivalents	75,565	16,948	(41,282)
Cash and cash equivalents at beginning of period	49,985	33,037	74,319

Cash and cash equivalents at end of period	$125,550	$49,985	$33,037

The accompanying notes are an integral part of these consolidated financial statements.

F–6

ACTIVISION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business

    Activision, Inc. ("Activision" or the "Company") is a leading international publisher, developer and distributor of interactive entertainment and leisure products. The Company currently focuses its publishing, development and distribution efforts on products designed for personal computers ("PCs") as well as the Sony PlayStation ("PSX") and PlayStation 2 ("PS2") and Nintendo N64 ("N64") console systems and Nintendo Game Boy handheld game devices. The Company is also currently focusing on the development of products for Microsoft Xbox ("Xbox") and Nintendo GameCube console systems and Nintendo Game Boy Advance hand held device. During January 2001, Sega Corp., the maker of the Sega Dreamcast ("Dreamcast") announced that it would stop making the Dreamcast in March 2001. Net revenues from the Dreamcast have historically represented only a small percentage of the Company's total net revenues. Accordingly, the Company believes that the departure of the Dreamcast console system from the market will not have a material impact upon its financial position or results of operations.

    The Company maintains operations in the U.S., Canada, the United Kingdom, France, Germany, Japan, Australia, Belgium and the Netherlands. For fiscal year 2001, international operations contributed approximately 43% of net revenues.

Principles of Consolidation

    The consolidated financial statements include the accounts of Activision, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company" or "Activision"). All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

    The consolidated financial statements have been retroactively restated to reflect the poolings of interests of the Company with JCM Productions, Inc. dba Neversoft Entertainment ("Neversoft") in September 1999.

Cash and Cash Equivalents

    Cash and cash equivalents include cash, money markets and short-term investments with original maturities of not more than 90 days.

    The Company's cash and cash equivalents were comprised of the following at March 31, 2001 and 2000 (amounts in thousands):

	March 31,
	2001	2000
Cash	$63,018	$32,637
Money market funds	62,532	17,348

	$125,550	$49,985

F–7

Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions. At various times during the fiscal years ended March 31, 2001 and 2000, the Company had deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") limit at these financial institutions. The Company's customer base includes retail outlets and distributors including consumer electronics and computer specialty stores, discount chains, video rental stores and toy stores in the United States and countries worldwide. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company generally does not require collateral or other security from its customers.

    As of and for the year ending March 31, 2001, the Company's publishing business had one customer that accounted for 10% of its consolidated net revenues and 15% of its consolidated accounts receivable, net. For the years ending March 31, 2000 and 1999, no single customer accounted for 10% or more of consolidated net revenues.

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

    Long-term debt and convertible subordinated notes:  The carrying amounts of the Company's variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company's fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amount and fair value of the Company's long-term debt and convertible subordinated notes, was $73.6 million and $60.0 million, respectively, as of March 31, 2001 and $90.0 million and $81.6 million, respectively, as of March 31, 2000.

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

F–8

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

    Commencing upon product release prepaid royalties and capitalized software development costs are amortized to cost of sales—royalties and software amortization on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released, management evaluates the future recoverability of capitalized amounts on a quarterly basis.

    As of March 31, 2001, prepaid royalties and unamortized capitalized software costs totaled $38.3 million (including $14.7 million classified as non-current) and $3.9 million, respectively. As of March 31, 2000, prepaid royalties and unamortized capitalized software costs totaled $29.2 million (including $9.2 million classified as non-current) and $11.6 million, respectively. Amortization of prepaid royalties and capitalized software costs was $68.9 million, $78.7 million and $27.1 million for the years ended March 31, 2001, 2000 and 1999, respectively.

Inventories

    Inventories are valued at the lower of cost (first-in, first-out) or market.

Revenue Recognition

    Product Sales: The Company recognizes revenue from the sale of its products once they are shipped and are available for general release to customers. Subject to certain limitations, the Company permits customers to obtain exchanges or return products within certain specified periods and provides price protection on certain unsold merchandise. Management of the Company estimates the amount of future returns, and price protections based upon historical results and current known circumstances. Revenue from product sales is reflected net of the allowance for returns and price protection.

    Software Licenses: For those license agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at delivery. Per copy royalties on sales which exceed the guarantee are recognized as earned.

Advertising Expenses

    The Company expenses advertising and the related costs as incurred. Advertising expenses for the years ended March 31, 2001, 2000 and 1999 were approximately $16.5 million, $18.6 million and $15.6 million, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

Goodwill and Long-Lived Assets

    Cost in excess of the fair value of net assets of companies acquired, goodwill, is being amortized on a straight-line basis over periods ranging from 5 to 20 years. As of March 31, 2001 and 2000, accumulated amortization amounted to $51.9 million and $50.8 million, respectively. The Company accounts for impairment of long-lived assets, including goodwill, in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted cash flows expected to be

F–9

generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. In conjunction with its strategic restructuring plan as detailed in Note 3, in the fourth quarter of fiscal 2000, the Company recorded a charge for impairment of goodwill of $37.2 million. See Note 3 for further discussion.

Interest Expense, net

    Interest expense, net is comprised of the following, (amounts in thousands):

	March 31,
	2001	2000	1999
Interest expense	$(9,399)	$(9,375)	$(4,974)
Interest income	2,136	964	1,943

Net interest income (expense)	$(7,263)	$(8,411)	$(3,031)

Income Taxes

    The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

    The functional currencies of the Company's foreign subsidiaries are their local currencies. All assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates during the period. The resulting translation adjustments are reflected as a component of shareholders' equity.

Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Common Share

    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for all periods. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents from outstanding stock options and warrants and convertible debt. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants and conversion of the Company's convertible debt. However, potential common shares are not included in the denominator of the diluted earnings per

F–10

share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which the Company records a net loss.

Stock Based Compensation

    Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. As such, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the option exercise price. On April 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    Warrants granted to non-employees are accounted for in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 96-18 "Accounting for Equity Instruments that are Issued To Other Than Employees for Acquiring or in Connection With Selling Goods or Services" (EITF 96-18).

Related Parties

    As of March 31, 2001 and 2000, the Company had $4.3 million and $2.7 million, respectively, of loans outstanding due from employees. The loans bear interest at 6.75% and are primarily due from Company executives.

Implementation of SAB 101

    The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the year ended March 31, 2001, the Company performed a review of its revenue recognition policies and determined that it is in compliance with SAB 101.

Recently Issued Accounting Standards

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as subsequently amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not currently participate in hedging activities or own derivative instruments but plans to adopt SFAS No. 133 beginning April 1, 2001. Management does not believe the adoption of SFAS No. 133 will have a material impact on the financial position or results of operations of the Company.

Reclassifications

    Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income (loss), shareholders' equity or net increase (decrease) in cash and cash equivalents.

F–11

2.  Acquisitions

Fiscal 2000 Transactions

Acquisition of Neversoft

    On September 30, 1999, the Company acquired Neversoft, a privately held console software developer, in exchange for 698,835 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests. Accordingly, in fiscal 2000 the Company restated the financial statements for all periods prior to the closing of the transaction.

    The following table represents the results of operations of the previously separate companies for the period before the combination was consummated which are included in fiscal year 2000 combined net income (loss) (amounts in thousands).

	Fiscal Year 2000
	Activision Six Months Ended Sept. 30, 1999	Neversoft Six Months Ended Sept. 30, 1999	Total Six Months Ended Sept. 30, 1999
Revenues	$199,505	$—	$199,505
Net income (loss)	$(3,028)	$(484)	$(3,512)

Acquisition of Elsinore Multimedia

    On June 29,1999, the Company acquired Elsinore Multimedia, Inc. ("Elsinore"), a privately held interactive software development company, in exchange for 204,448 shares of the Company's common stock.

    The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Elsinore have been included in the Company's consolidated financial statements from the date of acquisition. The aggregate purchase price has been allocated to the assets and liabilities acquired, consisting mostly of goodwill of $3.0 million, that is being amortized over a five year period. Pro forma statements of operations reflecting the acquisition of Elsinore are not shown, as they would not differ materially from reported results.

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

    The aggregate purchase price was allocated to the fair values of the assets and liabilities acquired as follows (amounts in thousands):

Tangible assets	$4,743
Existing products	1,123
Goodwill	28,335
Liabilities	(9,532)

$24,669

F–12

    However, as more fully described in Note 3, in the fourth quarter of fiscal 2000, the Company implemented a strategic restructuring plan to accelerate the development of games for the next-generation consoles and the Internet. In conjunction with that plan, the Company consolidated Expert and its Head Games subsidiary, forming one integrated business unit in the value software category. As part of this consolidation, the Company discontinued several of Expert's product lines and terminated substantially all of Expert's employees. In addition, the Company phased out the use of the Expert name. As a result of these initiatives, in fiscal 2000, the Company incurred a nonrecurring charge of $26.3 million resulting from the write-down of intangibles acquired, including goodwill.

Fiscal 1999 Transactions

    The acquisitions of Head Games and CD Contact were originally treated as immaterial poolings of interests. However, after reviewing the results of operations of the entities, including the materiality and impact on the Company's trends, in fiscal 1999 the Company restated the financial statements for all periods prior to the closing of each respective transaction.

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

    The following table represents the results of operations of the previously separate companies for the periods before the combinations were consummated that are included in the fiscal 1999 combined net income of the Company (amounts in thousands):

	Fiscal Year 1999
	Activision Year Ended March 31, 1999	Head Games Three Months Ended June 30, 1998	CD Contact Six Months Ended Sept. 30, 1998	Neversoft Year Ended March 31, 1999	Total Year Ended March 31, 1999
Revenues	$412,225	$2,195	$22,065	$41	$436,526
Net income (loss)	$14,194	$394	$666	$(363)	$14,891

3.  Strategic Restructuring Plan

    In the fourth quarter of fiscal 2000, the Company finalized a strategic restructuring plan to accelerate the development and sale of interactive entertainment and leisure products for the next-generation consoles and the Internet. Costs associated with this plan amounted to $70.2 million, approximately $61.8 million net of taxes, and were recorded in the consolidated statement of operations in the fourth quarter of fiscal year 2000 and classified as follows (amount in millions):

Net revenues	$11.7
Cost of sales—royalties and software amortization	11.9
Product development	4.2
General and administrative	5.2
Amortization of intangible assets	37.2

$70.2

F–13

    The component of the charge included in amortization of intangible assets represented a write down of intangibles including goodwill, relating to Expert Software, Inc. ("Expert"), one of the Company's value publishing subsidiaries, totaling $26.3 million. The Company consolidated Expert into Head Games, forming one integrated business unit. As part of this consolidation, the Company discontinued substantially all of Expert's product lines, terminated substantially all of Expert's employees and phased out the use of the Expert name. In addition, a $10.9 million write down of goodwill relating to TDC, an OEM business unit, was recorded. In fiscal 2000, the OEM market went through radical changes due to price declines of PCs and hardware accessories. The sum of the undiscounted future cash flow of these assets was not sufficient to cover the carrying value of these assets and as such was written down to fair market value.

    The component of the charge included in net revenues and general and administrative expense represents costs associated with the planned termination of a substantial number of its third party distributor relationships in connection with the Company's realignment of its worldwide publishing business to leverage its existing sales and marketing organizations and improve the control and management of its products. These actions resulted in an increase in the allowance for sales returns of $11.7 million and the allowance for doubtful accounts of $3.4 million. The plan also included a severance charge of $1.2 million for employee redundancies.

    The components of the charge included in cost of sales—royalties and software amortization and product development represent costs to write down certain assets associated with exiting certain product lines and re-evaluating other product lines which resulted in reduced expectations.

    During fiscal 2001, the Company completed the restructuring initiatives associated with the fiscal 2000 restructuring plan without any significant adjustments.

4.  Inventories

    The Company's inventories consist of the following (amounts in thousands):

	March 31,
	2001	2000
Purchased parts and components	$1,885	$2,857
Finished goods	42,003	37,596

	$43,888	$40,453

5.  Property and Equipment

    Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives or the lease term: buildings, 30 years; computer equipment, office furniture and other equipment, 3 years; leasehold improvements, through the life of the lease. When assets are retired or disposed of, the cost and accumulated

F–14

depreciation thereon are removed and any resultant gains or losses are recognized in current operations. Property and equipment was as follows (amounts in thousands):

	March 31,
	2001	2000
Land	$214	$526
Buildings	4,004	2,468
Computer equipment	21,512	18,670
Office furniture and other equipment	5,585	5,800
Leasehold improvements	3,713	3,229

Total cost of property and equipment	35,028	30,693
Less accumulated depreciation	(19,788)	(19,878)

Property and equipment, net	$15,240	$10,815

    Depreciation expense for the years ended March 31, 2001, 2000 and 1999 was $4.8 million, $4.2 million and $4.9 million, respectively.

6.  Accrued Expenses

    Accrued expenses were comprised of the following (amounts in thousands):

	March 31,
	2001	2000
Accrued royalties payable	$14,764	$13,300
Affiliated label payable	733	4,033
Accrued selling and marketing costs	4,603	10,493
Income tax payable	859	4,934
Accrued interest expense	1,150	1,013
Accrued bonus and vacation pay	11,958	5,514
Other	9,972	10,117

Total	$44,039	$49,404

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

    The Company's publishing segment publishes titles that are developed both internally through the studios owned by the Company and externally through third party developers. In the United States, the Company's products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies. The Company conducts its international publishing activities through offices in the United Kingdom, Germany, France, Australia, Canada and Japan. The Company's products are sold internationally on a direct to retail basis and through third party distribution and licensing arrangements and through the Company's wholly-owned distribution subsidiaries located in the United Kingdom, the Netherlands and Germany.

F–15

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

    Information on the reportable segments for the three years ended March 31, 2001 is as follows (amounts in thousands):

	Year ended March 31, 2001
	Publishing	Distribution	Total
Total segment revenues	$466,062	$154,121	$620,183
Revenue from sales between segments	(39,331)	39,331	—

Revenues from external customers	$426,731	$193,452	$620,183

Operating income	$35,687	$4,120	$39,807

Total assets	$271,488	$88,469	$359,957

	Year ended March 31, 2000
	Publishing	Distribution	Total
Total segment revenues	$396,691	$175,514	$572,205
Revenue from sales between segments	(40,255)	40,255	—

Revenues from external customers	$356,436	$215,769	$572,205

Operating income (loss)	$(35,049)	$4,724	$(30,325)

Total assets	$230,961	$78,776	$309,737

	Year ended March 31, 1999
	Publishing	Distribution	Total
Total segment revenues	$205,542	$230,984	$436,526
Revenue from sales between segments	(19,202)	19,202	—

Revenues from external customers	$186,340	$250,186	$436,526

Operating income	$12,398	$14,269	$26,667

Total assets	$185,567	$97,778	$283,345

F–16

    Geographic information for the three years ended March 31, 2001 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Year ended March 31,
	2001	2000	1999
United States	$352,893	$282,847	$149,705
Europe	256,228	277,485	278,032
Other	11,062	11,873	8,789

Total	$620,183	$572,205	$436,526

    Revenues by platform were as follows (amounts in thousands):

	Year ended March 31,
	2001	2000	1999
Console	$466,893	$410,277	$268,246
PC	153,290	161,928	168,280

Total	$620,183	$572,205	$436,526

8.  Computation of Earnings Per Share

    The following table sets forth the computations of basic and diluted earnings (loss) per share, (amounts in thousands, except per share data):

	Year ended March 31,
	2001	2000	1999
Numerator
Numerator for basic and diluted earnings per share-income (loss) available to common shareholders	$20,507	$(34,088)	$14,891

Denominator
Denominator for basic earnings per share-weighted average common shares outstanding	24,865	24,691	22,861
Effect of dilutive securities:
Employee stock options	2,354	—	942
Warrants to purchase common stock	181	—	129

Potential dilutive common shares	2,535	—	1,071

Denominator for diluted earnings per share-weighted average common shares outstanding plus assumed conversions	27,400	24,691	23,932

Basic earnings (loss) per share	$0.82	$(1.38)	$0.65

Diluted earnings (loss) per share	$0.75	$(1.38)	$0.62

    Options to purchase 2,338,841, 2,555,397 and 2,188,175 shares of common stock were outstanding for the years ended March 31, 2001, 2000 and 1999, respectively, but were not included in the calculations of diluted earnings (loss) per share because their effect would be antidilutive. Convertible subordinated notes were also not included in the calculations of diluted earnings per share because their effect would be antidilutive.

F–17

    Subsequent to March 31, 2001, the Company called for the redemption of its $60.0 million convertible subordinated notes due 2005. In connection with that call, holders have converted into common stock approximately $60.0 million aggregate principal amount of their convertible subordinated notes, resulting in the issuance of approximately 3,175,000 shares of common stock to such holders.

9.  Income Taxes

    Domestic and foreign income (loss) before income taxes and details of the income tax provision (benefit) are as follows (amounts in thousands):

	Year ended March 31,
	2001	2000	1999
Income (loss) before income taxes:
Domestic	$24,276	$(37,115)	$5,945
Foreign	8,268	(1,621)	17,691

	$32,544	$(38,736)	$23,636

Income tax expense (benefit):
Current:
Federal	$394	$(383)	$37
State	112	337	124
Foreign	4,351	2,610	5,456

Total current	4,857	2,564	5,617

Deferred:
Federal	(5,610)	(10,047)	(418)
State	(1,761)	(1,448)	57
Foreign	(479)	—	—

Total deferred	(7,850)	(11,495)	(361)

Add back benefit credited to additional paid-in capital:
Tax benefit related to stock option exercises	11,378	3,017	1,059
Tax benefit related to utilization of pre- bankruptcy net operating loss carryforwards	3,652	1,266	2,430

	15,030	4,283	3,489

Income tax provision (benefit)	$12,037	$(4,648)	$8,745

F–18

    The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

	Year ended March 31,
	2001	2000	1999
Federal income tax provision (benefit) at statutory rate	35.0%	(34.0)%	34.0%
State taxes, net of federal benefit	3.3%	(4.5)%	1.3%
Nondeductible amortization	1.3%	18.6%	1.7%
Nondeductible merger fees	—	0.4%	0.8%
Research and development credits	(5.7)%	(8.6)%	(5.4)%
Incremental effect of foreign tax rates	0.5%	2.8%	(0.9)%
Increase of valuation allowance	4.0%	13.8%	5.1%
Rate changes	(1.5)%	—	—
Other	0.1%	(0.5)%	0.4%

	37.0%	(12.0)%	37.0%

    Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset and liability are as follows (amounts in thousands):

	March 31,
	2001	2000
Deferred asset:
Allowance for bad debts	$716	$1,019
Allowance for sales returns	3,900	5,151
Inventory reserve	992	799
Vacation & bonus reserve	1,663	763
Royalty reserve	170	774
Other	1,643	1,585
Tax credit carryforwards	14,224	12,062
Net operating loss carryforwards	12,362	12,828
Amortization & depreciation	6,816	7,055

Deferred asset	42,486	42,036
Valuation allowance	(9,895)	(13,041)

Net deferred asset	32,591	28,995

Deferred liability:
Capitalized research expenses	3,087	7,864
State taxes	1,453	917

Deferred liability	4,540	8,781

Net deferred asset	$28,051	$20,214

    In accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the AICPA, benefits from loss carryforwards arising prior to the Company's reorganization are recorded as additional paid-in capital. During the year ended March 31, 2001, $3.7 million was recorded as additional paid-in capital.

    As of March 31, 2001, the Company's available federal net operating loss carryforward of $30.8 million is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire from 2006 to 2019. The Company's available state

F–19

net operating loss carryforward of $8.0 million is not subject to limitations under Section 382 of the Internal Revenue Code. The Company has tax credit carryforwards of $9.4 million and $4.8 million for federal and state purposes, respectively, which expire from 2006 to 2021.

    At March 31, 2001, the Company's deferred income tax asset for tax credit carryforwards and net operating loss carryforwards was reduced by a valuation allowance of $9.9 million. Of such valuation allowance, none relates to SOP 90-7 which, if realized, would be recorded as additional paid-in capital. Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the deferred tax asset will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

    Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $22.8 million at March 31, 2001. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration.

10. Long-Term Debt

Bank Lines of Credit and Other Debt

    The Company's long-term debt consists of the following (amounts in thousands):

	March 31,
	2001	2000
U.S. Facility	$8,432	$22,496
The Netherlands Facility	1,759	3,509
Mortgage notes payable and other	3,441	4,033

	13,632	30,038
Less current portion	(10,231)	(16,260)

Long-term debt, less current portion	$3,401	$13,778

    In June 1999, the Company obtained a $100.0 million revolving credit facility and a $25.0 million term loan (the "U.S. Facility") with a syndicate of banks. The revolving portion of the U.S. Facility provides the Company with the ability to borrow up to $100.0 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The $25.0 million term loan portion of the U.S. Facility was used to acquire Expert Software, Inc. in June 1999 and to pay costs related to such acquisition and the securing of the U.S. Facility. The term loan has a three year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3%. The revolving portion of the U.S Facility has a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75% and matures June 2002. The U.S. Facility had a weighted average interest rate of approximately 9.70% and 9.50% for the year ended March 31, 2001 and 2000, respectively. The Company pays a commitment fee of 1/2% on the unused portion of the revolving line. The U.S. Facility is collateralized by substantially all of the assets of the Company and its U.S. subsidiaries. The U.S. Facility contains various covenants that limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. The Company is also required to maintain specified financial ratios related to net worth and fixed charges. As of March 31, 2001 and 2000, the Company was in compliance with these covenants. As of March 31, 2001, approximately $8.5 million was outstanding under the term loan portion of the U.S. Facility. As of March 31, 2001, there were no borrowings outstanding and $18.2 million of letters of credit outstanding against the

F–20

revolving portion of the U.S. Facility. As of March 31, 2000, $20.0 million was outstanding under the term loan portion and $2.5 million was outstanding under the revolving portion of the U.S. Facility. No letters of credit were outstanding against the revolving portion of the U.S. Facility at March 31, 2000.

    The Company has a revolving credit facility through its CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 26 million ($10.4 million) as of March 31, 2001 and NLG 45 million ($19.4 million) as of March 31, 2000, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.50% and 1.25% in fiscal 2001 and 2000, respectively (weighted average interest rate of approximately 7.40% and 6.80% as of March 31, 2001 and 2000, respectively) and matures August 2003. Borrowings outstanding under the Netherlands Facility were $1.8 million and $3.5 million at March 31, 2001 and 2000, respectively. Letters of credit outstanding under the Netherlands Facility were NLG 3.8 million ($1.6 million) as of March 31, 2000. There were no letters of credit outstanding under the Netherlands Facility as of March 31, 2001.

    The Company also has revolving credit facilities with its CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and its NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for British Pounds ("GBP") 7.0 million ($10.0 million) of revolving loans and GBP 3.0 million ($4.3 million) of letters of credit as of March 31, 2001 and GBP 7.0 million ($11.2 million) of revolving loans and GBP 6.0 million ($9.6 million) of letters of credit as of March 31, 2000. The UK Facility bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and matures in July 2001. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of March 31, 2001 and 2000, the Company was in compliance with these covenants. No borrowings were outstanding against the UK facility at March 31, 2001 or 2000. Letters of credit of GBP 3.0 million ($4.3 million) and GBP 6.0 million ($9.6 million) were outstanding against the UK Facility at March 31, 2001 and 2000, respectively. As of March 31, 2001 and 2000, the German Facility provides for revolving loans up to Deutsche Marks ("DM") 4 million ($1.8 million), bears interest at 7.0%, is collateralized by a cash deposit of approximately GBP 650,000 ($928,000) made by the Company's CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of March 31, 2001 and 2000.

    Mortgage notes payable relate to the land, office and warehouse facilities of the Company's German and Netherlands subsidiaries. The notes bear interest at 5.45% and 5.35%, respectively, and are collateralized by the related assets. The Netherlands mortgage note payable is due in quarterly installments of NLG 25,000 ($10,000) and matures January 2019. The German mortgage note payable is due in bi-annual installments of DM 145,000 ($65,500) beginning June 2002 and matures December 2019.

    Annual maturities of long-term debt are as follows (amounts in thousands):

2002	$10,231
2003	235
2004	171
2005	171
2006	171
Thereafter	2,653

Total	$13,632

F–21

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

11. Commitments and Contingencies

Developer Contracts

    In the normal course of business, the Company enters into contractual arrangements with third parties for the development of products. Under these agreements, the Company commits to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, for contracts in place as of March 31, 2001, the total future minimum contract commitment is approximately $62.1 million, which is scheduled to be paid as follows (amount in thousands):

Year ending March 31,
2002	$35,197
2003	13,528
2004	6,250
2005	2,925
2006	1,675
Thereafter	2,500

$62,075

    Additionally, under the terms of a production financing arrangement, the Company has a commitment to purchase two future PlayStation 2 titles from independent third party developers for an estimated $5.7 million. Failure by the developers to complete the project within the contractual time frame or specifications alleviates the Company's commitment.

Lease Obligations

    The Company leases certain of its facilities under non-cancelable operating lease agreements. Total future minimum lease commitments as of March 31, 2001 are as follows (amounts in thousands):

Year ending March 31,
2002	$3,991
2003	3,728
2004	3,606
2005	3,389
2006	3,044
Thereafter	5,576

Total	$23,334

F–22

    Facilities rent expense for the years ended March 31, 2001, 2000 and 1999 was approximately $4.7 million, $4.4 million and $4.4 million, respectively.

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

12. Stock Compensation Plans

Employee Options

    The Company sponsors three stock option plans for the benefit of officers, employees, consultants and others.

    The Activision 1991 Stock Option and Stock Award Plan, as amended, (the "1991 Plan") permits the granting of "Awards" in the form of non-qualified stock options, incentive stock options ("ISOs"), stock appreciation rights ("SARs"), restricted stock awards, deferred stock awards and other common stock-based awards. The total number of shares of common stock available for distribution under the 1991 Plan is 7,567,000. The 1991 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 229,000 shares remaining available for grant under the 1991 Plan as of March 31, 2001.

    On September 23, 1998, the stockholders of the Company approved the Activision 1998 Incentive Plan (the "1998 Plan"). The 1998 Plan permits the granting of "Awards" in the form of non-qualified stock options, ISOs, SARS, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others. The total number of shares of common stock available for distribution under the 1998 Plan is 3,000,000. The 1998 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 648,000 shares remaining available for grant under the 1998 Plan as of March 31, 2001.

    On, April 26, 1999, the Board of Directors approved the Activision 1999 Incentive Plan (the "1999 Plan"). The 1999 Plan permits the granting of "Awards" in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards to directors, officers, employees, consultants and others. The total number of shares of common stock available for distribution under the 1999 Plan is 5,000,000. The 1999 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. As of March 31, 2001, there were approximately 262,000 shares remaining available for grant under the 1999 Plan.

    The exercise price for Awards issued under the 1991 Plan, 1998 Plan and 1999 Plan (collectively, the "Plans") is determined at the discretion of the Board of Directors (or the Compensation Committee of the Board of Directors, which administers the Plans), and for ISOs, is not to be less than the fair market value of the Company's common stock at the date of grant, or in the case of non-qualified options, must exceed or be equal to 85% of the fair market value at the date of grant. Options typically become exercisable in installments over a period not to exceed five years and must be exercised within 10 years of the date of grant. However, certain options granted to executives vest immediately. Historically, stock options have been granted with exercise prices equal to or greater than the fair market value at the date of grant.

    In connection with current and prior employment agreements between the Company and Robert A. Kotick, the Company's Chairman and Chief Executive Officer, and Brian G. Kelly, the Company's Co-Chairman, Mr. Kotick and Mr. Kelly have been granted options to purchase common stock.

F–23

Relating to such grants, as of March 31, 2001, 4,269,000 and 3,186,000 shares with weighted average exercise prices of $8.43 and $9.22 were outstanding and exercisable, respectively.

    The Company also issues stock options in conjunction with acquisition transactions. For the year ended March 31, 2001, approximately 13,000 and 1,000 options with weighted average exercise prices of $9.74 and $6.76 were outstanding and exercisable, respectively, relating to options issued in conjunction with the acquisitions of Head Games and Expert.

Director Warrants

    The Director Warrant Plan, which expired on December 19, 1996, provided for the automatic granting of warrants ("Director Warrants") to purchase 16,667 shares of common stock to each director of the Company who was not an officer or employee of the Company or any of its subsidiaries. Director Warrants granted under the Director Warrant Plan vest 25% on the first anniversary of the date of grant, and 12.5% each six months thereafter. The expiration of the Plan had no effect on the outstanding Director Warrants. As of March 31, 2001, there were no shares of common stock available for distribution under the Director Warrant Plan.

    The range of exercise prices for Director Warrants outstanding as of March 31, 2001 was $.75 to $8.50. The range of exercise prices for Director Warrants is wide due to increases and decreases in the Company's stock price over the period of the grants. As of March 31, 2001, 28,700 of the outstanding and vested Director Warrants have a weighted average remaining contractual life of 0.78 years and a weighted average exercise price of $.75; 20,000 of the outstanding and vested Director Warrants have a weighted average remaining contractual life of 3.82 years and a weighted average exercise price of $6.50; and 20,000 of the outstanding and vested Director Warrants have a weighted average remaining contractual life of 3.82 years and a weighted average exercise price of $8.50.

    During the fiscal year ended March 31, 1997, the Company issued warrants to purchase 40,000 shares of the Company's common stock, at exercise prices ranging from $11.80 to $13.88 to two of its outside directors in connection with their election to the Board. Such warrants have vesting terms identical to the Directors Warrants and expire within 10 years. Relating to such warrants, as of March 31, 2001, 40,000 and 39,000 shares with weighted average exercise prices of $12.85 and $12.89 were outstanding and exercisable, respectively.

Employee Stock Purchase Plan

    The Company has an employee stock purchase plan for all eligible employees (the "Purchase Plan"). Under the Purchase Plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or last day of each six-month period (the "Offering Period"). Employees may purchase shares having a value not exceeding 10% of their gross compensation during an Offering Period. Employees purchased 34,615 and 39,002 shares at a price of $9.46 and $10.68 per share during the Purchase Plan's offering period ended September 30, 2000 and 1999, respectively, and 43,910 and 33,440 shares at a price of $11.79 and $10.25 per share during the Purchase Plan's offering period ended March 31, 2001 and 2000, respectively.

F–24

Activity of Employee and Director Options and Warrants

    Activity of all employee and director options and warrants during the last three fiscal years was as follows (amounts in thousands, except weighted average exercise price amounts):

	2001		2000		1999
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at beginning of year	10,332	$11.07	9,949	$10.54	6,218	$11.47
Granted	6,767	6.91	3,767	11.52	5,538	10.27
Exercised	(3,500)	9.06	(2,331)	9.15	(605)	8.68
Forfeited	(1,655)	9.73	(1,053)	11.91	(1,202)	15.33

Outstanding at end of year	11,944	$9.68	10,332	$11.07	9,949	$10.54

Exercisable at end of year	6,544	$9.99	4,715	$10.25	4,154	$10.00

    For the year ended March 31 2001, 4,342,000 options with a weighted average exercise price of $7.19 were granted at an exercise price equal to the fair market value on the date of grant and 2,425,000 options with a weighted average exercise price of $6.43 were granted at an exercise price greater than fair market value on the date of grant.

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

    For the year ended March 31, 1999, 5,320,000 options were granted at an exercise price equal to the fair market value on the date of grant and 218,000 options were granted at an exercise price greater than fair market value on the date of grant.

    The following tables summarize information about all employee and director stock options and warrants outstanding as of March 31, 2001 (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Shares	Remaining Wtd Avg Contractual Life (in years)	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Range of exercise prices:
$0.75 to $0.75	29	0.78	0.75	29	0.75
$3.00 to $6.00	1,336	8.30	5.82	333	5.30
$6.03 to $6.13	2,002	9.14	6.13	917	6.13
$6.16 to $9.44	1,306	8.04	7.79	506	8.70
$9.50 to $10.25	1,608	6.88	9.89	1,462	9.88
$10.31 to $10.31	340	8.29	10.31	167	10.31
$10.38 to $10.50	1,999	7.97	10.50	1,975	10.50
$10.56 to $12.50	1,307	7.48	11.14	422	10.98
$12.63 to $14.50	1,306	7.87	13.53	332	13.44
$14.56 to $23.86	711	6.31	17.84	401	18.86

F–25

Non-Employee Warrants

    In prior years, the Company has granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third party warrants is generally greater than or equal to the fair market value of the Company's common stock at the date of grant.

    No such grants were made during the fiscal year ending March 31, 2001. As of March 31, 2001, 1,316,000 third party warrants to purchase common stock were outstanding with a weighted average exercise price of $10.89 per share.

    During the fiscal year ended March 31, 2000, the Company granted warrants to a third party to purchase 100,000 shares of the Company's common stock at an exercise price of $11.63 per share in connection with, and as partial consideration for, a license agreement that allows the Company to utilize the third party's name in conjunction with certain Activision products. The warrants vested upon grant, have a seven year term and become exercisable ratably in annual installments over the warrant term. As of March 31, 2000, 1,580,000 third party warrants to purchase common stock were outstanding with a weighted average exercise price of $11.02 per share.

    During the fiscal year ended March 31, 1999, the Company issued the following warrants to third parties to purchase an aggregate of 1,000,000 shares of common stock in connection with software license agreements:

Warrants	Shares	Exercise Price		Vesting Schedule	Expiration Date
#1	500,000	$10.27		Vested upon date of grant; exercisable ratably over 5 years beginning on date of grant.	9/16/08
#2	250,000	(a	)	Vested upon date of grant; exercisable ratably over 5 years beginning on 9/16/03.	9/16/08
#3	250,000	$12.70		Vested and exercisable upon date of grant.	7/2/08

Total	1,000,000

(a)
Exercise price will be equal to the average closing price of the Company's common stock on the NASDAQ National Market for the 30 trading days preceding September 16, 2003.

    As of March 31, 1999, 1,480,000 third party warrants to purchase common stock were outstanding with a weighted average exercise price of $10.98 per share

    The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk-free rate of 4.77%, a volatility factor of 66% and expected terms as noted above. The weighted average estimated fair value of third party warrants granted during the years ending March 31, 2000 and 1999 were $7.89 per share and $7.93 per share, respectively. No warrants were granted during the fiscal year ending March 31, 2001. In accordance EITF 96-18, the Company measures the fair value of the securities on the measurement date. The fair value of each warrant is capitalized and amortized to royalty expense when the related product is released and the related revenue is recognized. During fiscal year 2001, 2000 and 1999, $1.4 million, $5.8 million and $0.4 million, respectively, was amortized and included in royalty expense relating to warrants.

Pro Forma Information

    The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options. Under APB No. 25, if the exercise price of

F–26

the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

    Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Purchase Plan and Director Warrant Plan and other employee option grants, collectively called "options") granted during fiscal 2001, 2000 and 1999 under the fair value method of that statement. The fair value of options granted in the years ended March 31, 2001, 2000 and 1999 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Option Plans and Other Employee Options			Purchase Plan			Director Warrant Plan
	2001	2000	1999	2001	2000	1999	2001	2000	1999
Expected life (in years)	1	1	1.5	0.5	0.5	0.5	1	1	0.5
Risk free interest rate	4.09%	6.15%	4.77%	4.09%	6.15%	4.77%	4.09%	6.15%	4.77%
Volatility	70%	67%	66%	70%	67%	66%	70%	67%	66%
Dividend yield	—	—	—	—	—	—	—	—	—

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. For options granted during fiscal 2001, the per share weighted average fair value of options with exercise prices equal to market value on date of grant and exercise prices greater than market value were $3.12, and $1.34, respectively. For options granted during fiscal 2000, the per share weighted average fair value of options with exercise prices equal to market value on date of grant, exercise prices greater than market value and exercise prices less than market value were $5.91, $2.64 and $8.00, respectively. The weighted average estimated fair value of options and warrants granted during the year ended March 31, 1999 was $11.12 per share. The per share weighted average estimated fair value of Employee Stock Purchase Plan shares granted during the years ended March 31, 2001, 2000 and 1999 were $3.48, $3.35 and $2.85, respectively.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (amounts in thousands except for per share information):

	Year ended March 31,
	2001	2000	1999
Pro forma net income (loss)	$11,531	$(45,355)	$748
Pro forma basic earnings (loss) per share	0.46	(1.84)	0.01
Pro forma diluted earnings (loss) per share	0.42	(1.84)	0.01

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

F–27

The Company contributes 5% of each dollar contributed by a participant. The Company's matching contributions to the plan were $62,000, $46,000 and $40,000 during the years ended March 31, 2001, 2000 and 1999, respectively.

13. Shareholders Equity

Repurchase Plan

    As of May 9, 2000, the Board of Directors authorized the Company to purchase up to $15.0 million in shares of its common stock as well as its convertible subordinated notes. The shares and notes could be purchased from time to time through the open market or in privately negotiated transactions. The amount of shares and notes purchased and the timing of purchases was based on a number of factors, including the market price of the shares and notes, market conditions, and such other factors as the Company's management deemed appropriate. The Company has financed the purchase of shares with available cash. As of the quarter ending June 30, 2000, the Company had repurchased 2.3 million shares of its common stock for approximately $15.0 million.

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

F–28

14. Supplemental Cash Flow Information

    Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Years ended March 31,
	2001	2000	1999
Non-cash investing and financing activities:
Stock and warrants to acquire common stock issued in exchange for licensing rights	$—	$8,529	$3,368
Tax benefit derived from net operating loss carryforward utilization	3,652	1,266	2,430
Stock issued to effect business combination	—	7,171	—
Assumption of debt to effect business combination	—	—	9,100
Conversion of notes payable to common stock	—	—	4,500
Supplemental cash flow information:
Cash paid for income taxes	$6,753	$6,333	$2,814

Cash paid for interest	$5,720	$10,519	$5,513

15. Quarterly Financial and Market Information (Unaudited)

	Quarter Ended
(Amounts in thousands, except per share data)					Year Ended
	June 30	Sept 30	Dec 31	Mar 31(1)
Fiscal 2001:
Net revenues	$84,558	$144,363	$264,473	$126,789	$620,183
Operating income (loss)	(6,498)	9,536	34,754	2,015	39,807
Net income (loss)	(5,179)	4,306	20,505	875	20,507
Basic earnings (loss) per share	(0.21)	0.18	0.84	0.03	0.82
Diluted earnings (loss) per share	(0.21)	0.17	0.70	0.03	0.75
Common stock price per share
High	12.16	15.63	15.25	25.25	25.25
Low	5.38	6.31	10.31	13.63	5.38
Fiscal 2000 (quarter ended June 30 restated):
Net revenues	$84,142	$115,363	$268,862	$103,838	$572,205
Operating income (loss)	(6,101)	3,525	38,241	(65,990)	(30,325)
Net income (loss)	(4,575)	1,063	22,301	(52,877)	(34,088)
Basic earnings (loss) per share	(0.19)	0.04	0.89	(2.07)	(1.38)
Diluted earnings (loss) per share	(0.19)	0.04	0.75	(2.07)	(1.38)
Common stock price per share
High	14.56	17.75	17.50	17.69	17.75
Low	10.31	12.63	13.94	12.06	10.31

(1)
In the fourth quarter of fiscal 2000, the Company initiated a strategic restructuring which resulted in additional costs of $70.2 million reflected in the consolidated statement of operations in the fourth quarter. See Note 3, "Strategic Restructuring Plan."

F–29

16. Organizational Structure

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

    The holding company organizational structure was effected by a merger conducted pursuant to Section 251 (g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations. In the merger, ATVI Merger Sub, Inc., a Delaware corporation, organized for the purpose of implementing the holding company organizational structure, (the "Merger Sub"), merged with and into Activision with Activision as the surviving corporation (the "Surviving Corporation"). Prior to the merger, Activision Holdings was a direct, wholly-owned subsidiary of Activision and Merger Sub was a direct, wholly-owned subsidiary of Activision Holdings. Pursuant to the merger, (i) each issued and outstanding share of common stock of Activision (including treasury shares) was converted into one share of common stock of Activision Holdings, (ii) each issued and outstanding share of Merger Sub was converted into one share of the Surviving Corporation's common stock, and Merger Sub's corporate existence ceased, and (iii) all of the issued and outstanding shares of Activision Holdings owned by Activision were automatically canceled and retired. As a result of the merger, Activision became a direct, wholly-owned subsidiary of Activision Holdings.

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

17. Subsequent Events—Unaudited

    Subsequent to March 31, 2001, the Company called for the redemption of its $60.0 million convertible subordinated notes due 2005. In connection with that call, as of June 20, 2001, holders have converted into common stock approximately $60.0 million aggregate principal amount of their convertible subordinated notes.

    In May 2001, the Company repaid in full the remaining $8.5 million balance of the term loan portion of the U.S. Facility. In conjunction with the accelerated repayment of the term loan, the Company amended the U.S. Facility effective May 7, 2001. The amended and restated U.S. Facility eliminates the term loan, reduces the revolver to $78.0 million, reduces the interest rate to Prime plus 1.25% or LIBOR plus 2.25%, eliminates certain covenants, increases the advance rates and reduces the fee paid for maintenance of the facility.

F–30

SCHEDULE II

ACTIVISION, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Additions(A)	Deductions(B)	Balance at End of Period
Year ended March 31, 2001
Allowance for sales returns, price protection and doubtful accounts	31,521	79,454	(82,514)	28,461
Deferred tax valuation allowance	13,041	—	(3,146)	9,895
Year ended March 31, 2000
Allowance for sales returns, price protection and doubtful accounts	14,979	97,362	(80,820)	31,521
Deferred tax valuation allowance	6,916	6,125	—	13,041
Year ended March 31, 1999 (Restated)
Allowance for sales returns, price protection and doubtful accounts	15,582	53,773	(54,376)	14,979
Deferred tax valuation allowance	8,107	1,239	(2,430)	6,916

(A)
Includes increases in allowance for sales returns, price protection and doubtful accounts due to normal reserving terms and allowance accounts acquired in conjunction with acquisitions.

(B)
Includes actual write-offs of uncollectible accounts receivable or sales returns and price protection, recoveries of previously written off receivables and foreign currency translation adjustments.

F–31

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger dated as of June 9, 2000 among Activision, Inc., Activision Holdings, Inc. and ATVI Merger Sub, Inc. (incorporated by reference to Exhibit 2.4 of the Company's Form 8-K filed June 16, 2000).
3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of the Company's Form 8-K, filed on June 16, 2000).
3.2	Amended and Restated Bylaws of Activision Holdings (incorporated by reference to Exhibit 2.6 of the Company's Form 8-K, filed on June 16, 2000).
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
10.2	Mediagenic 1991 Director Warrant Plan, as amended (incorporated by reference to Exhibit 28.2 to the Company's Registration Statement on Form S-8, Registration No. 33-63638, filed on June 1, 1993).
10.3	Activision, Inc. Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-36272 filed on May 4, 2000).
10.4	Activision, Inc. 1998 Incentive Plan (incorporated by reference to Appendix I of the Company's 1998 Proxy Statement).
10.5	Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K for the year ending March 31, 2000)
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

F–32

10.10
Indenture dated as of December 22, 1997, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed December 23, 1997).
10.11
Amended and restated employment agreement dated May 22, 2000 between the Company and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2000)
10.12	Employment agreement dated October 19, 1998 between the Company and Ronald Doornink (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ending March 31, 1999).
10.13	Employment agreement dated April 1, 2000 between the Company and Lawrence Goldberg (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ending June 30, 2000).
10.14	Employment agreement dated July 18, 2000 between the Company and William J. Chardavoyne (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ending June 30, 2000).
10.15	Stock option agreement dated May 22, 2000 between the Company and Robert A. Kotick (incorporated by reference to the Company's Form 10-Q for the quarter ending September 30, 2000).
10.16
Service Agreement dated November 24, 1997 between Combined Distribution (Holdings) Limited and Richard Andrew Steele (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ending March 31, 1999).
10.17
Amended and restated employment agreement dated May 22, 2000 between the Company and Brian G. Kelly (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ending September 30, 2000).
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

F–33

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
10.26
Amendment to Employment Agreement between Mr. Ronald Doornink and the Company, dated April 30, 1999 (incorporated by reference to Exhibit 6.1 of the Company's Form 10-Q for the quarter ending December 31, 1999).
10.27	Stock option agreement dated May 22, 2000 between the Company and Brian G. Kelly (incorporated by reference to the Company's Form 10-Q for the quarter ending September 30, 2000).
10.28
First Amendment effective as of June 8, 2000 to the Credit Agreement dated June 21, 1999 among the Company, Head Games Publishing, Inc., Expert Software, Inc., various financial institutions, PNC Bank, National Association as issuing bank, administrative agent and collateral agent for such lenders and Credit Suisse First Boston, as syndication agent (incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ending March 31, 2000).
10.29
Amended and Restated Credit Agreement dated as of May 7, 2001, among Activision Publishing, Inc., a Delaware corporation, Activision, Inc., a Delaware corporation, Activision Value Publishing, Inc., a Minnesota corporation (formerly Head Games Publishing, Inc.) and Expert Software, Inc., a Delaware corporation, various financial institutions and PNC Bank, National Association, a national banking association, as issuing bank, administrative agent and collateral agent for such lenders.
16.1	Letter from KPMG, LLP pursuant to Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 of the Company's Form 8-K/A filed March 23, 2001).
21.1	Principal subsidiaries of the Company.
23.1	Independent Auditors' Consent.
23.2	Independent Auditors' Consent.
(b)
Reports on Form 8-K. There have been no reports on Form 8-K that have been filed by the Company during the first quarter of the fiscal year ending March 31, 2002. The following reports on Form 8-K have been filed by the Company during the last quarter of the fiscal year ending March 31, 2001:

1.1
The Company filed a Form 8-K on March 20, 2001, reporting under "Item 4. Changes in the Registrant's Certified Accountant" the change in the Company's principal accountant from KPMG LLP to PricewaterhouseCoopers LLP.

1.2
The Company filed a Form 8-K/A on March 23, 2001 reporting under "Item 4. Changes in the Registrant's Certified Accountant" the change in the Company's principal accountant from KPMG LLP to PricewaterhouseCoopers LLP.

F–34

QuickLinks

INDEX
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
PART III
PART IV
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the years ended March 31, 2001, 2000 and 1999
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ACTIVISION, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ACTIVISION, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In thousands)
EXHIBIT INDEX