Form 10-Q
period 2001-06-30
ACTIVISION INC /NY
filed 2001-08-14
CIK 718877

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-12699

ACTIVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4803544 (I.R.S. Employer Identification No.)
3100 Ocean Park Boulevard, Santa Monica, CA (Address of principal executive offices)	90405 (Zip Code)

(310) 255-2000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's Common Stock outstanding as of August 9, 2001 was 33,234,417.

ACTIVISION, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information.

Item 1. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2001 (Unaudited)	March 31, 2001
Assets
Current assets:
Cash and cash equivalents	$105,986	$125,550
Accounts receivable, net of allowances of $29,273 and $28,461 at June 30, 2001 and March 31, 2001, respectively	72,066	73,802
Inventories	44,198	43,888
Prepaid royalties and capitalized software costs	39,798	27,502
Deferred income taxes	13,060	14,292
Other current assets	12,877	13,196

Total current assets	287,985	298,230
Prepaid royalties and capitalized software costs	16,825	14,703
Property and equipment, net	16,513	15,240
Deferred income taxes	38,591	13,759
Goodwill	10,283	10,316
Other assets	6,226	7,709

Total assets	$376,423	$359,957

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$1,715	$10,231
Accounts payable	42,691	60,980
Accrued expenses	41,062	44,039

Total current liabilities	85,468	115,250
Long-term debt, less current portion	3,303	3,401
Convertible subordinated notes	—	60,000

Total liabilities	88,771	178,651

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.000001 par value, 4,500,000 shares authorized, no shares issued at June 30, 2001 and March 31, 2001	—	—
Series A Junior Preferred stock, $.000001 par value, 500,000 shares authorized, no shares issued at June 30, 2001 and March 31, 2001	—	—
Common stock, $.000001 par value, 50,000,000 shares authorized, 36,031,570 and 30,166,455 shares issued and 33,147,591 and 27,282,476 shares outstanding at June 30, 2001 and March 31, 2001, respectively	—	—
Additional paid-in capital	307,327	200,786
Retained earnings	12,175	12,146
Accumulated other comprehensive loss	(11,601)	(11,377)
Less: Treasury stock, at cost, 2,883,979 shares at June 30, 2001 and March 31, 2001	(20,249)	(20,249)

Total shareholders' equity	287,652	181,306

Total liabilities and shareholders' equity	$376,423	$359,957

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the three months ended June 30,
	2001	2000
Net revenues	$110,577	$84,558
Costs and expenses:
Cost of sales—product costs	64,124	43,633
Cost of sales—royalties and software amortization	9,996	13,647
Product development	9,191	7,424
Sales and marketing	18,756	17,872
General and administrative	9,745	8,480

Total costs and expenses	111,812	91,056

Loss from operations	(1,235)	(6,498)
Interest income (expense), net	1,281	(1,723)

Income (loss) before income tax provision	46	(8,221)
Income tax provision (benefit)	17	(3,042)

Net income (loss)	$29	$(5,179)

Basic earnings (loss) per share	$0.00	$(0.21)

Weighted average common shares outstanding	30,107	24,688

Diluted earnings (loss) per share	$0.00	$(0.21)

Weighted average common shares outstanding assuming dilution	35,643	24,688

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$29	$(5,179)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(23,600)	(4,764)
Depreciation and amortization	1,297	1,480
Amortization of prepaid royalties and capitalized software costs	6,353	12,546
Tax benefit attributable to employee stock options and common stock warrants	23,153	3
Expense related to common stock warrants	283	352
Change in assets and liabilities (net of effects of purchases and acquisitions):
Accounts receivable	1,294	21,213
Inventories	(544)	(2,435)
Prepaid royalties and capitalized software costs	(20,771)	(18,095)
Other assets	(36)	(1,064)
Accounts payable	(17,540)	(16,168)
Accrued expenses and other liabilities	416	(7,576)

Net cash used in operating activities	(29,666)	(19,687)

Cash flows from investing activities:
Capital expenditures	(2,812)	(1,627)
Proceeds from disposal of property and equipment	391	—

Net cash used in investing activities	(2,421)	(1,627)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to employee stock option plans and common stock warrants	21,517	29
Borrowing under line-of-credit agreements	180	144,401
Payment under line-of-credit agreements	(98)	(139,440)
Payment on term loan	(8,550)	(4,632)
Other notes payable, net	(99)	(191)
Redemption of convertible subordinated notes	(62)	—
Purchase of treasury stock	—	(14,971)

Net cash provided by (used in) financing activities	12,888	(14,804)

Effect of exchange rate changes on cash	(365)	(2,278)

Net decrease in cash and cash equivalents	(19,564)	(38,396)
Cash and cash equivalents at beginning of period	125,550	49,985

Cash and cash equivalents at end of period	$105,986	$11,589

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended June 30, 2001
(Unaudited)
(In thousands)

							Accumulated Other Comprehensive Income (Loss)
	Common Stock				Treasury Stock
			Additional Paid-In Capital	Retained Earnings				Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2001	30,166	$—	$200,786	$12,146	(2,884)	$(20,249)	$(11,377)	$181,306
Components of comprehensive income (loss):
Net income	—	—	—	29	—	—	—	29
Foreign currency translation adjustment	—	—	—	—	—	—	(224)	(224)

Total comprehensive loss								(195)

Issuance of common stock pursuant to conversion of convertible subordinated notes	3,175	—	59,938	—	—	—	—	59,938
Issuance of common stock pursuant to employee stock options and common stock warrants	2,691	—	21,517	—	—	—	—	21,517
Tax benefit attributable to employee stock options and common stock warrants	—	—	23,153	—	—	—	—	23,153
Other	—	—	1,933	—	—	—	—	1,933

Balance, June 30, 2001	36,032	$—	$307,327	$12,175	(2,884)	$(20,249)	$(11,601)	$287,652

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the three months ended June 30, 2001
(Unaudited)

1. Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries. The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2001 as filed with the Securities and Exchange Commission.

    Certain amounts in the consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported working capital or results of operations.

2. Recently Issued Accounting Standards

    Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was issued on July 20, 2001 and addresses financial accounting and reporting for business combinations. SFAS No. 141 requires that the purchase method be used to account and report for all business combinations. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

    SFAS No. 142 "Goodwill and Other Intangibles", was issued on July 20, 2001 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 addresses how intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. We adopted the provisions of this Statement effective April 1, 2001. We are currently assessing transitional goodwill impairment, if any. However, we do not believe that the assessment of transitional goodwill impairment will have a material impact on our financial position or results of operations.

3. Goodwill and Other Intangible Assets—Adoption of SFAS No. 142

    We adopted SFAS No. 142 effective April 1, 2001. The following table reconciles net income (loss) and earnings (loss) per share as reported for the three months ended June 30, 2001 and 2000 to net income (loss) and earnings (loss) per share as adjusted to exclude goodwill amortization (amounts in thousands, except per share data).

	Three months ended June 30,
	2001	2000
Reported net income (loss)	$29	$(5,179)
Add back: Goodwill amortization	—	378

Adjusted net income (loss)	$29	$(4,801)

Basic earnings (loss) per share:
Reported net income (loss)	$—	$(0.21)
Goodwill amortization	—	0.02

Adjusted net income (loss)	$—	$(0.19)

Diluted earnings (loss) per share:
Reported net income (loss)	$—	$(0.21)
Goodwill amortization	—	0.02

Adjusted net income (loss)	$—	$(0.19)

4. Prepaid Royalties and Capitalized Software Costs

    Prepaid royalties include payments made to independent software developers under development agreements and license fees paid to intellectual property rights holders for use of their trademarks or copyrights. Intellectual property rights which have alternative future uses are capitalized. Capitalized software costs represent costs incurred for internal development of products.

    We account for prepaid royalties relating to development agreements and capitalized software costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs and prepaid royalties are capitalized once technological feasibility is established and such costs are determined to be recoverable. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product by product basis. Prior to a product's release, we expense, as part of product development costs, capitalized costs when we believe such amounts are not recoverable. Amounts related to software development which are not capitalized are charged immediately to product development expense.

    We evaluate the future recoverability of capitalized amounts on a quarterly basis. The following criteria is used to evaluate recoverability of software development costs: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to our budgeted amount.

    Commencing upon product release prepaid royalties and capitalized software development costs are amortized to cost of sales—royalties and software amortization on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less. For products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

    As of June 30, 2001, prepaid royalties and unamortized capitalized software costs totaled $48.5 million (including $16.8 million classified as non-current) and $8.1 million, respectively. As of

March 31, 2001, prepaid royalties and unamortized capitalized software costs totaled $38.3 million (including $14.7 million classified as non-current) and $3.9 million, respectively.

5. Revenue Recognition

    We recognize revenue from the sale of our products once they are shipped and are available for general release to customers. Subject to certain limitations, we permit customers to exchange and return our products within certain specified periods and we provide our customers with price protection on certain unsold merchandise. Price protection policies, when negotiated and applicable, allow customers to take a deduction on unsold merchandise.

    Revenue from product sales is reflected after deducting the estimated allowance for returns and price protection. We estimate the amount of future returns and price protection based upon historical results and current known circumstances. With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery. Per copy royalties on sales that exceed the guarantee are recognized as earned.

6. Interest Income (Expense)

    Interest income (expense), net is comprised of the following (amounts in thousands):

	Three months ended June 30,
	2001	2000
Interest expense	$(753)	$(2,190)
Interest income	2,034	467

Interest income (expense), net	$1,281	$(1,723)

7. Supplemental Cash Flow Information

    Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Three months ended June 30,
	2001	2000
Non-cash investing and financing activities:
Conversion of convertible subordinated notes	$59,938	$—
Tax benefit derived from net operating loss carryforward utilization	—	533
Other	1,933	—
Supplemental cash flow information:
Cash paid for income taxes	600	2,187
Cash paid for interest	539	2,874

8. Operations by Reportable Segments and Geographic Area

    We publish, develop and distribute interactive entertainment software products. Our products cover the action, adventure, extreme sports, racing, role playing, simulation and strategy game categories. We offer our products in versions which operate on the Sega Dreamcast, Sony PlayStation, Sony PlayStation 2 and Nintendo 64 console systems, the Nintendo Game Boy Color and Game Boy Advance hand held devices, as well as on personal computers. We have also begun product development for next generation console systems, including Microsoft's Xbox and Nintendo's GameCube.

    Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

    Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with third party publishers. In the United States, our products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies. We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Australia, Canada and Japan. Our products are sold internationally on a direct to retail basis and through third party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries located in the United Kingdom, the Netherlands and Germany.

    Distribution refers to our operations in United Kingdom, the Netherlands and Germany that provide logistical and sales services to third party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

    Resources are allocated to each of these segments using information on their respective net revenues and operating profits before interest and taxes. The segments are not evaluated based on assets or depreciation.

    The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2001. Revenue derived from sales between segments is eliminated in consolidation.

    Information on the reportable segments for the three months ended June 30, 2001 and 2000 is as follows (amounts in thousands):

	Three months ended June 30, 2001
	Publishing	Distribution	Total
Total segment revenues	$82,830	$27,747	$110,577
Revenues from sales between segments	(6,000)	6,000	—

Revenues from external customers	$76,830	$33,747	$110,577

Operating income (loss)	$(1,307)	$72	$(1,235)

Goodwill	$5,941	$4,342	$10,283

Total assets	$309,530	$66,893	$376,423

	Three months ended June 30, 2000
	Publishing	Distribution	Total
Total segment revenues	$60,999	$23,559	$84,558
Revenues from sales between segments	(5,860)	5,860	—

Revenues from external customers	$55,139	$29,419	$84,558

Operating loss	$(5,907)	$(591)	$(6,498)

Goodwill	$6,845	$4,860	$11,705

Total assets	$202,577	$61,770	$264,347

    Geographic information for the three months ended June 30, 2001 and 2000 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended June 30,
	2001	2000
United States	$66,264	$45,995
Europe	41,833	37,370
Other	2,480	1,193

Total	$110,577	$84,558

    Revenues by platform were as follows (amounts in thousands):

	Three months ended June 30,
	2001	2000
Console	$93,419	$47,748
PC	17,158	36,810

Total	$110,577	$84,558

9. Computation of Earnings Per Share

    The following table sets forth the computations of basic and diluted earnings (loss) per share (amounts in thousands, except per share data):

	Three months ended June 30,
	2001	2000
Numerator
Numerator for basic and diluted earnings per share—income (loss) available to common shareholders	$29	$(5,179)

Denominator
Denominator for basic earnings per share—weighted average common shares outstanding	30,107	24,688

Effect of dilutive securities:
Employee stock options	4,823	—
Warrants to purchase common stock	713	—

Potential dilutive common shares	5,536	—

Denominator for diluted earnings per share—weighted average common shares outstanding plus assumed conversions	35,643	24,688

Basic earnings (loss) per share	$0.00	$(0.21)

Diluted earnings (loss) per share	$0.00	$(0.21)

    Options to purchase 5,280 shares of common stock at exercise prices ranging from $29.49 to $37.90 and options to purchase 10,650,240 shares of common stock at exercise prices ranging from $0.75 to $23.04 were outstanding for the three months ended June 30, 2001 and 2000, respectively, but were not included in the calculations of diluted earnings (loss) per share because their effect would be antidilutive. Additionally, for the three months ended June 30, 2000, shares issuable upon the conversion of convertible subordinated notes were not included in the calculations of diluted loss per share because their effect would be antidilutive.

    On July 30, 2001, we filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for purposes of registering 5,000,000 shares of our common stock, $.000001 par value, (excluding shares registered to cover the underwriters' over-allotment option). The Registration Statement is currently under review by the Securities and Exchange Commission.

10. Commitments

Bank Lines of Credit

    In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The term loan had a three year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to mature June 2002. The revolving portion of the U.S Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25% (weighted average interest rate of approximately 9.6% for the three months ended June 30, 2001). We pay a commitment fee of 1/4% on the unused portion of the revolver. The Amended and Restated U.S. Facility is collateralized by substantially all of our assets and matures June 2002. The Amended and Restated U.S. Facility contains various covenants that limit our ability to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. We are also required to maintain specified financial ratios related to net worth and fixed charges. We were in compliance with these covenants as of June 30, 2001. As of June 30, 2001, there were no borrowings outstanding and $24.3 million of letters of credit outstanding against the Amended and Restated U.S. Facility.

    We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 26 million ($10.2 million) as of June 30, 2001, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.50% and matures August 2003. Borrowings outstanding and letters of credit outstanding under the Netherlands Facility were $1.7 million and NLG 0.3 million ($0.1 million), respectively, as of June 30, 2001.

    We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for British Pounds ("GBP") 7.0 million ($9.9 million) of revolving loans and GBP 3.0 million ($4.3 million) of letters of credit as of June 30, 2001. The UK Facility bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and matures in October 2001. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of June 30, 2001, we were in compliance with these covenants. No borrowings were outstanding against the UK facility as of June 30, 2001. Letters of credit of GBP 3.0 million ($4.3 million) were outstanding against the UK

Facility as of June 30, 2001. As of June 30, 2001, the German Facility provides for revolving loans up to Deutsche Marks ("DM") 4 million ($1.8 million), bears interest at 7.0%, is collateralized by a cash deposit of approximately GBP 650,000 ($0.9 million) made by our CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of June 30, 2001.

Private Placement of Convertible Subordinated Notes

    In December 1997, we completed the private placement of $60.0 million principal amount of 6 3/4% convertible subordinated notes due 2005 (the "Notes"). The Notes were convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into our common stock, $.000001 par value, at a conversion price of $18.875 per share, (equivalent to a conversion rate of 52.9801 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. During the three months ended June 30, 2001, we called for the redemption of the Notes. In connection with that call, holders converted to common stock approximately $59.9 million aggregate principal amount of their Notes. The remaining Notes were redeemed for cash.

Developer Contracts

    In the normal course of business, we enter into contractual arrangements with third parties for the development of products. Under these agreements, we commit to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, the total future minimum contract commitment for contracts in place as of June 30, 2001 is approximately $73.2 million and is scheduled to be distributed as follows (amounts in thousands):

Fiscal year ending March 31,
2002	$35,894
2003	24,116
2004	6,070
2005	2,925
2006	1,675
Thereafter	2,500

Total	$73,180

Legal Proceedings

    We are party to routine claims and suits brought against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

11. Subsequent Events

    On July 30, 2001, we filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for purposes of registering 5,000,000 shares of our common stock, $.000001 par value, (excluding shares registered to cover the underwriters' over-allotment option). The Registration Statement is currently under review by the Securities and Exchange Commission. We intend to use the net proceeds from the offering for general corporate purposes, including, among other things, additions to working capital, financing of product development, capital expenditures, joint ventures and strategic acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    We are a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.

    Our products cover the action, adventure, extreme sports, racing, role playing, simulation and strategy game categories. We offer our products in versions which operate on the Sega Dreamcast, Sony PlayStation, Sony PlayStation 2 and Nintendo 64 console systems, the Nintendo Game Boy Color and Game Boy Advance hand held devices, as well as on personal computers ("PC's"). Over the next few years, we plan to produce many titles for the recently released Sony PlayStation 2 console system and Game Boy Advance hand held device, and the Microsoft Xbox and Nintendo GameCube console systems, which are expected to launch in North America and Japan later this year and in Europe next year. Driven partly by the enhanced capabilities of the next generation platforms, we believe that in the next few years there will be significant growth in the market for interactive entertainment software and we plan to leverage our skills and resources to extend our leading position in the industry.

    We operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products. Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with third party publishers. Distribution refers to our operations in Europe that provide logistical and sales services to third party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

    We recognize revenue from the sale of our products once they are shipped and are available for general release to customers. Subject to certain limitations, we permit customers to exchange and return our products within certain specified periods and we provide our customers with price protection on certain unsold merchandise. Price protection policies, when negotiated and applicable, allow customers to take a deduction on unsold merchandise.

    Revenue from product sales is reflected after deducting the estimated allowance for returns and price protection. We estimate the amount of future returns and price protection based upon historical results and current known circumstances. With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery. Per copy royalties on sales that exceed the guarantee are recognized as earned.

    Cost of sales-product costs represents the cost to purchase, manufacture and distribute personal computer and console product units. Manufacturers of our software are located worldwide and are readily available. Console compact discs and cartridges are manufactured by the respective video game console manufacturers, Sony and Nintendo or our agents, who often require significant lead time to fulfill our orders.

    Cost of sales-royalties and software amortization represents amounts due to developers, product owners and other royalty participants as a result of product sales, as well as amortization of capitalized software development costs. Our costs to develop products are accounted for in accordance with accounting standards that provide for the capitalization of certain software development costs once technological feasibility is established and such costs are determined to be recoverable. Additionally, various contracts are maintained with developers, product owners or other royalty participants, which state a royalty rate, territory and term of agreement, among other items. Upon product release, prepaid royalties and capitalized software costs are amortized to cost of sales-royalties and software amortization based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of one year or less.

    For products that have been released, we evaluate the future recoverability of prepaid royalties and capitalized software costs on a quarterly basis based on actual title performance. Prior to a product's release, we expense, as part of product development costs, capitalized costs when we believe that such amounts are not recoverable. The following criteria are used to evaluate recoverability of unreleased titles: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to our budgeted amount.

    Our profitability is directly affected by the mix of revenues from our publishing and distribution segments. Publishing operating margins are substantially higher than margins realized from our distribution segment. Operating margins in our distribution segment are also affected by the mix of hardware and software sales, with software producing higher margins than hardware.

    The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, platform and segment:

	Three months ended June 30,
	2001		2000
	(In thousands)
Net revenues	$110,577	100%	$84,558	100%
Costs and expenses:
Cost of sales—product costs	64,124	58	43,633	52
Cost of sales—royalties and software amortization	9,996	9	13,647	16
Product development	9,191	8	7,424	9
Sales and marketing	18,756	17	17,872	21
General and administrative	9,745	9	8,480	10

Total costs and expenses	111,812	101	91,056	108

Loss from operations	(1,235)	(1)	(6,498)	(8)
Interest income (expense), net	1,281	1	(1,723)	(2)

Income (loss) before income tax provision	46	0	(8,221)	(10)
Income tax provision (benefit)	17	0	(3,042)	4

Net income (loss)	$29	0%	$(5,179)	(6)%

NET REVENUES BY TERRITORY:
United States	$66,264	60%	$45,995	54%
Europe	41,833	38	37,370	44
Other	2,480	2	1,193	2

Total net revenues	$110,577	100%	$84,558	100%

ACTIVITY/PLATFORM MIX:
Publishing:
Console	$69,217	63%	$31,259	37%
PC	13,613	12	29,740	35

Total publishing net revenues	$82,830	75	$60,999	72

Distribution:
Console	$24,202	22	$16,489	20
PC	3,545	3	7,070	8

Total distribution net revenues	$27,747	25	$23,559	28

Total net revenues	$110,577	100%	$84,558	100%

OPERATING INCOME (LOSS) BY SEGMENT:
Publishing	$(1,307)	(1)%	$(5,907)	(7)%
Distribution	72	0	(591)	(1)

Total operating loss	$(1,235)	(1)%	$(6,498)	(8)%

Results of Operations—Three Months Ended June 30, 2001 and 2000

Net Revenues

    Net revenues for the three months ended June 30, 2001 increased 31% from the comparable prior year period, from $84.6 million to $110.6 million. This increase was principally due to our publishing segment and, to a lesser degree, our distribution segment.

    Publishing net revenues for the three months ended June 30, 2001 increased 36% from $61.0 million to $82.8 million. This increase primarily was due to publishing console net revenues, partially offset by a decrease in publishing PC net revenues. Publishing console net revenues increased 121% from $31.3 million to $69.2 million. The increase in publishing console net revenues was attributable to the release in the three months ended June 30, 2001 of several titles that sold very well in the marketplace, including titles for Nintendo's Game Boy Advance hand held device which was released early in June 2001. Such titles included Tony Hawk Pro Skater 2 (Game Boy Advance), Mat Hoffman Pro BMX (PlayStation and Game Boy Color), Bloody Roar 3 (PlayStation 2), Simpson's Wrestling (PlayStation), Pinnobee (Game Boy Advance) and Bomberman (Game Boy Advance). We also released a higher volume of console titles in the three months ended June 30, 2001, 14 titles, as compared to the comparable prior year period, 4 titles. Publishing PC net revenues for the three months ended June 30, 2001 decreased 54% from $29.7 million to $13.6 million. The decrease is attributable to the lower number of PC titles released in the three months ended June 30, 2001, 6 titles, as compared to the comparable prior year period, 15 titles.

    For the three months ended June 30, 2001, distribution net revenues increased 18% over the comparable prior year period, from $23.6 million to $27.7 million primarily due to an increase in distribution console net revenues, partially offset by a decrease in distribution PC net revenues. The increase in distribution console net revenues reflects the accelerating benefits our distribution business has experienced from the introduction of next generation console systems and hand held devices such as PlayStation 2 and Game Boy Advance.

    Domestic net revenues grew 44% from $46.0 million to $66.3 million. International net revenues increased by 15% from $38.6 million to $44.3 million. The increase in domestic and international net revenues is reflective of the increases in our console business as described above.

Costs and Expenses

    Cost of sales—product costs represented 58% and 52% of net revenues for the three months ended June 30, 2001 and 2000, respectively. The increase in cost of sales—product costs as a percentage of net revenues for the three months ended June 30, 2001 was due to the increase in publishing and distribution console net revenues as a percentage of total net revenues as console products have a higher per unit product cost than PC products. Additionally, of console net revenues, the product mix for the three months ended June 30, 2001 reflects a heavier concentration of hand held devices due to the release of Game Boy Advance in June 2001. Hand held devices generally have a higher manufacturing per unit cost than PC's and other console systems.

    Cost of sales—royalty and software amortization expense represented 9% and 16% of net revenues for the three months ended June 30, 2001 and 2000, respectively. The decrease in cost of sales-royalty and software amortization expense as a percentage of net revenues is reflective of the increase in net revenues from hand held devices as a percentage of our total net revenues as hand held devices generally have lower product development costs than PC's or other console systems.

    Product development expenses of $9.2 million and $7.4 million represented 8% and 9% of net revenues for the three months ended June 30, 2001 and 2000, respectively. The dollar increase in product development expenses reflects the Company's investment in the development of products for next generation console systems and hand held devices, including PlayStation 2, Xbox, GameCube and Game Boy Advance.

    Sales and marketing expenses of $18.8 million and $17.9 million represented 17% and 21% of net revenues for the three months ended June 30, 2001 and 2000, respectively. The percentage decrease reflects our ability to generate savings by building on the existing awareness of our branded products and sequel titles sold during the fiscal 2002 quarter.

    General and administrative expenses expenses of $9.7 million and $8.5 million for the three months ended June 30, 2001 and 2000, respectively, remained relatively constant as a percentage of net revenues at approximately 9% to 10%. The dollar increase in general and administrative expenses was due to an increase in worldwide administrative support needs and headcount related expenses.

Operating Income (Loss)

    Operating loss for the three months ended June 30, 2001, was $(1.2) million, compared to $(6.5) million in the comparable prior year period. This decrease in consolidated operating loss is primarily the result of an improved performance in our publishing business.

    Publishing operating loss for the three months ended June 30, 2001 decreased to $(1.3) million, compared to $(5.9) million in the comparable prior year period. The improvement in our publishing business principally reflects the increased number of console titles released, including titles for the Game Boy Advance platform released in June 2001.

Other Income (Expense)

    Interest income (expense), net changed $3.0 million from $(1.7) million of interest expense, net for the three months ended June 30, 2000, to $1.3 million interest income, net for the three months ended June 30, 2001. This change was due to our improved cash position resulting in higher investment income and the elimination of borrowings and the conversion and/or redemption of our $60.0 million convertible subordinated notes.

Provision for Income Taxes

    The income tax benefit of $17 thousand for the three months ended June 30, 2001 reflects our effective income tax rate of approximately 37%. The significant item that generated the variance between our effective rate and our statutory rate of 35% was state taxes. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Liquidity and Capital Resources

    Our cash and cash equivalents decreased $19.6 million, from $125.6 million at March 31, 2001 to $106.0 million at June 30, 2001. This was in comparison to a $38.4 million decrease in cash flows in the comparable prior year period from $50.0 million at March 31, 2000 to $11.6 million at June 30, 2000. This decrease in cash in the three months ended June 30, 2001, resulted from $29.7 million and $2.4 million utilized in operating and investing activities, respectively, offset by $12.9 million provided by financing activities. Cash used in operating activities was primarily the result of our continued investment in product development and changes in accounts payable, driven by a seasonal change in working capital needs. Approximately $20.8 million was utilized in connection with the acquisition of publishing or distribution rights to products being developed by third parties, the execution of new license agreements granting the us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products. The cash used in investing activities primarily was the result of capital expenditures. The cash provided by financing activities primarily was the result of proceeds from the issuance of common stock pursuant to employee options and common stock warrants, offset by the accelerated repayment of our term loan.

    In connection with our purchases of Nintendo 64 and Game Boy hardware and software cartridges for distribution in North America and Europe, Nintendo requires us to provide irrevocable letters of credit prior to accepting purchase orders. Furthermore, Nintendo maintains a policy of not accepting returns of Nintendo 64 and Game Boy hardware and software cartridges. Because of these and other factors, the carrying of an inventory of Nintendo 64 and Game Boy hardware and software cartridges entails significant capital and risk. As of June 30, 2001, we had $4.3 million of Nitendo 64 and $15.4 million of Game Boy hardware and software cartridge inventory on hand, which represented approximately 10% and 35%, respectively, of all inventory.

    In December 1997, we completed the private placement of $60.0 million principal amount of 6 3/4% convertible subordinated notes due 2005 (the "Notes"). During the three months ended June 30, 2001, we called for the redemption of the Notes. In connection with that call, holders converted to common stock approximately $59.9 million aggregate principal amount of their Notes. The remaining Notes were redeemed for cash.

    In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The term loan had a three year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to mature June 2002. The revolving portion of the U.S Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25% (weighted average interest rate of approximately 9.6% for the three months ended June 30, 2001). We pay a commitment fee of 1/4% on the unused portion of the revolver. The Amended and Restated U.S. Facility is collateralized by substantially all of our assets and matures June 2002. The Amended and Restated U.S. Facility contains various covenants that limit our ability to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. We are also required to maintain specified financial ratios related to net worth and fixed charges. We were in compliance with these covenants as of June 30, 2001. As of June 30, 2001, there were no borrowings outstanding and $24.3 million of letters of credit outstanding against the Amended and Restated U.S. Facility.

    We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 26 million ($10.2 million) as of June 30, 2001, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.50% and matures August 2003. Borrowings outstanding and letters of credit outstanding under the Netherlands Facility were $1.7 million and NLG 0.3 million ($0.1 million), respectively, as of June 30, 2001.

    We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for British Pounds ("GBP") 7.0 million ($9.9 million) of revolving loans and GBP 3.0 million ($4.3 million) of letters of credit as of June 30, 2001. The UK Facility bears interest at

LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and matures in October 2001. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of June 30, 2001, we were in compliance with these covenants. No borrowings were outstanding against the UK facility as of June 30, 2001. Letters of credit of GBP 3.0 million ($4.3 million) were outstanding against the UK Facility as of June 30, 2001. As of June 30, 2001, the German Facility provides for revolving loans up to Deutsche Marks ("DM") 4 million ($1.8 million), bears interest at 7.0%, is collateralized by a cash deposit of approximately GBP 650,000 ($0.9 million) made by our CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of June 30, 2001.

    In the normal course of business, we enter into contractual arrangements with third parties for the development of products. Under these agreements, we commit to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, the total future minimum contract commitment for contracts in place as of June 30, 2001 is approximately $73.2 million and is scheduled to be distributed as follows (amounts in thousands):

Fiscal year ending March 31,
2002	$35,894
2003	24,116
2004	6,070
2005	2,925
2006	1,675
Thereafter	2,500

Total	$73,180

    We have historically financed our acquisitions through the issuance of shares of common stock. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us and as to our ability to make such acquisitions and maintain compliance with our bank facilities.

    On July 30, 2001, we filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for purposes of registering 5,000,000 shares of our common stock, $.000001 par value, (excluding shares registered to cover the underwriters' over-allotment option). The Registration Statement is currently under review by the Securities and Exchange Commission. We estimate that our net proceeds from this offering without the exercise of the over-allotment option will be approximately $179.8 million. We intend to use the net proceeds for general corporate purposes, including, among other things, additions to working capital, financing of product development, capital expenditures, joint ventures and strategic acquisitions.

    We believe that we have sufficient working capital ($202.5 million at June 30, 2001), as well as proceeds available from the U.S. Facility, the UK Facility, the Netherlands Facility and the German Facility, to finance our operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

Factors Affecting Future Performance

    In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), we have disclosed certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Annual Report on Form 10-K and Registration Statement on Form S-3, Registration No. 333-66280, filed with the Securities and Exchange Commission on July 30, 2001, which are incorporated herein by reference. The reader or listener is cautioned that we do not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

Recently Issued Accounting Standards

    Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was issued on July 20, 2001 and addresses financial accounting and reporting for business combinations. SFAS No. 141 requires that the purchase method be used to account and report for all business combinations. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

    SFAS No. 142 "Goodwill and Other Intangibles", was issued July 20, 2001 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 addresses how intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company has adopted the provisions of this Statement effective April 1, 2001. We are currently assessing transitional goodwill impairment, if any. However, we do not believe that the assessment of transitional goodwill impairment will have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in interest rates and foreign currency exchange rates. Our market risk sensitive instruments are classified as "other than trading." Our exposure to market risk as discussed below includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates or foreign currency exchange rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.

Interest Rate Risk

    We have had a number of variable rate and fixed rate debt obligations, denominated both in U.S. dollars and various foreign currencies as detailed in Note 10 to the Consolidated Financial Statements appearing elsewhere in this Quarterly Report. We manage interest rate risk by monitoring our ratio of fixed and variable rate debt obligations in view of changing market conditions. Additionally, in the future, we may consider the use of interest rate swap agreements to further manage potential interest rate risk.

    During the three months ended June 30, 2001, our holdings of market risk sensitive instruments changed. During that period, we called for the redemption of $60.0 million of the Notes. In connection with that call, holders converted to common stock approximately $59.9 million aggregate principal amount of their Notes. The remaining Notes were redeemed for cash. Additionally, in May 2001, we repaid in full the remaining $8.5 million balance of the term loan portion of the U.S. Facility.

    As of June 30, 2001, the carrying value of our variable rate debt was approximately $1.7 million, comprised entirely of the Netherlands Facility. A hypothetical 1% increase in the applicable interest rates of our variable rate debt would increase annual interest expense by approximately $17,000 as of June 30, 2001.

Foreign Currency Exchange Rate Risk

    We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP. The volatility of GBP (and all other applicable currencies) will be monitored frequently throughout the coming year. While the we have not traditionally engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

Part II.—OTHER INFORMATION

Item 1. Legal Proceedings

    We are party to routine claims and suits brought against us in the ordinary course of business including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on our business, financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  None.

  (b)
  Reports on Form 8-K

    We have filed no reports on Form 8-K during the quarterly period ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001

ACTIVISION, INC.

/s/ WILLIAM J. CHARDAVOYNE William J. Chardavoyne Chief Financial Officer and Chief Accounting Officer

QuickLinks

FORM 10-Q
ACTIVISION, INC. AND SUBSIDIARIES INDEX
  Part I. Financial Information.
  Item 1. Financial Statements.
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
ACTIVISION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements For the three months ended June 30, 2001 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II.—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES