Form 10-Q
period 2001-09-30
ACTIVISION INC /NY
filed 2001-11-13
CIK 718877

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-12699

ACTIVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4803544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3100 Ocean Park Boulevard, Santa Monica, CA	90405
(Address of principal executive offices)	(Zip Code)

(310) 255-2000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

The number of shares of the registrant's Common Stock outstanding as of November 5, 2001 was 34,693,108.

ACTIVISION, INC. AND SUBSIDIARIES

Part I. Financial Information.

Item 1. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2001 (Unaudited)	March 31, 2001
Assets
Current assets:
Cash and cash equivalents	$122,152	$125,550
Accounts receivable, net of allowances of $27,450 and $28,461 at September 30, 2001 and March 31, 2001, respectively	86,391	73,802
Inventories	33,892	43,888
Prepaid royalties and capitalized software costs	38,377	27,502
Deferred income taxes	12,553	14,292
Other current assets	14,758	13,196

Total current assets	308,123	298,230
Prepaid royalties and capitalized software costs	23,538	14,703
Property and equipment, net	17,209	15,240
Deferred income taxes	39,697	13,759
Other assets	5,786	7,709
Goodwill	10,458	10,316

Total assets	$404,811	$359,957

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$2,337	$10,231
Accounts payable	60,417	60,980
Accrued expenses	43,612	44,039

Total current liabilities	106,366	115,250
Long-term debt, less current portion	3,425	3,401
Convertible subordinated notes	—	60,000

Total liabilities	109,791	178,651

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.000001 par value, 4,500,000 shares authorized, no shares issued at September 30, 2001 and March 31, 2001	—	—
Series A Junior Preferred stock, $.000001 par value, 500,000 shares authorized, no shares issued at September 30, 2001 and March 31, 2001	—	—
Common stock, $.000001 par value, 125,000,000 and 50,000,000 shares authorized, 36,201,749 and 30,166,455 shares issued and 33,317,770 and 27,282,476 shares outstanding at September 30, 2001 and March 31, 2001, respectively	—	—
Additional paid-in capital	310,744	200,786
Retained earnings	14,390	12,146
Accumulated other comprehensive loss	(9,865)	(11,377)
Less: Treasury stock, at cost, 2,883,979 shares at September 30, 2001 and March 31, 2001	(20,249)	(20,249)

Total shareholders' equity	295,020	181,306

Total liabilities and shareholders' equity	$404,811	$359,957

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the three months ended September 30,		For the six months ended September 30,
	2001	2000	2001	2000
Net revenues	$139,604	$144,363	$250,181	$228,921
Costs and expenses:
Cost of sales—product costs	88,157	64,351	152,281	107,984
Cost of sales—royalties and software amortization	13,165	24,819	23,161	38,465
Product development	9,020	11,107	18,210	18,531
Sales and marketing	16,425	23,909	35,181	41,779
General and administrative	9,693	10,641	19,439	19,124

Total costs and expenses	136,460	134,827	248,272	225,883

Operating income	3,144	9,536	1,909	3,038
Interest income (expense), net	372	(2,683)	1,653	(4,406)

Income (loss) before income tax provision	3,516	6,853	3,562	(1,368)
Income tax provision (benefit)	1,301	2,547	1,318	(495)

Net income (loss)	$2,215	$4,306	$2,244	$(873)

Basic earnings (loss) per share	$0.07	$0.18	$0.07	$(0.04)

Weighted average common shares outstanding	33,241	23,835	31,683	24,388

Diluted earnings (loss) per share	$0.06	$0.17	$0.06	$(0.04)

Weighted average common shares outstanding assuming dilution	38,100	25,799	36,752	24,388

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$2,244	$(873)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(24,199)	(5,275)
Depreciation and amortization	2,679	2,964
Amortization of prepaid royalties and capitalized software costs	17,531	34,101
Tax benefit attributable to employee stock options and common stock warrants	24,371	1,445
Expense related to common stock warrants	566	703
Changes in assets and liabilities:
Accounts receivable	(12,589)	(28,760)
Inventories	9,996	(6,789)
Prepaid royalties and capitalized software costs	(37,241)	(37,182)
Other assets	(1,489)	(1,677)
Accounts payable	(563)	6,200
Accrued expenses and other liabilities	2,790	8,493

Net cash used in operating activities	(15,904)	(26,650)

Cash flows from investing activities:
Capital expenditures	(4,652)	(3,531)
Proceeds from disposal of property and equipment	391	1,394

Net cash used in investing activities	(4,261)	(2,137)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to employee stock option plans, employee stock purchase plan and common stock warrants	23,716	5,451
Borrowing under line-of-credit agreements	—	234,296
Payment under line-of-credit agreements	—	(211,055)
Payment on term loan	(8,550)	(5,000)
Other borrowings, net	680	(458)
Redemption of convertible subordinated notes	(62)	—
Purchase of treasury stock	—	(14,971)

Net cash provided by financing activities	15,784	8,263

Effect of exchange rate changes on cash	983	(4,257)

Net decrease in cash and cash equivalents	(3,398)	(24,781)
Cash and cash equivalents at beginning of period	125,550	49,985

Cash and cash equivalents at end of period	$122,152	$25,204

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended September 30, 2001
(Unaudited)
(In thousands)

							Accumulated Other Comprehensive Income (Loss)
	Common Stock				Treasury Stock
			Additional Paid-In Capital	Retained Earnings				Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2001	30,166	$—	$200,786	$12,146	(2,884)	$(20,249)	$(11,377)	$181,306
Components of comprehensive income (loss):
Net income	—	—	—	2,244	—	—	—	2,244
Foreign currency translation adjustment	—	—	—	—	—	—	1,512	1,512

Total comprehensive income								3,756

Issuance of common stock pursuant to conversion of convertible subordinated notes	3,175	—	59,938	—	—	—	—	59,938
Issuance of common stock pursuant to employee stock option plans, employee stock purchase plan and common stock warrants	2,861	—	23,716	—	—	—	—	23,716
Tax benefit attributable to employee stock options and common stock warrants	—	—	24,371	—	—	—	—	24,371
Other	—	—	1,933	—	—	—	—	1,933

Balance, September 30, 2001	36,202	$—	$310,744	$14,390	(2,884)	$(20,249)	$(9,865)	$295,020

The accompanying notes are an integral part of these consolidated financial statements.

ACTIIVION INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the three and six months ended September 30, 2001
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

    In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We believe the adoption of SFAS No. 144 will not have a material impact on our financial statements.

3. Goodwill and Other Intangible Assets—Adoption of SFAS No. 142

    We adopted SFAS No. 142 effective April 1, 2001, and as a result we were not required to expense goodwill in the amount of $375,000 and $750,000 for the three months and six months ended September 30, 2001, respectively. The following table reconciles net income (loss) and earnings (loss) per share as reported for the three and six months ended September 30, 2001 and 2000 to net income

(loss) and earnings (loss) per share as adjusted to exclude goodwill amortization (amounts in thousands, except per share data).

	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
Reported net income (loss)	$2,215	$4,306	$2,244	$(873)
Add back: Goodwill amortization	—	375	—	753

Adjusted net income (loss)	$2,215	$4,681	$2,244	$(120)

Basic earnings (loss) per share:
Reported net income (loss)	$0.07	$0.18	$0.07	$(0.04)
Goodwill amortization	—	0.02	—	0.03

Adjusted net income (loss)	$0.07	$0.20	$0.07	$(0.01)

Diluted earnings (loss) per share:
Reported net income (loss)	$0.06	$0.17	$0.06	$(0.04)
Goodwill amortization	—	0.01	—	0.03

Adjusted net income (loss)	$0.06	$0.18	$0.06	$(0.01)

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

    As of September 30, 2001, prepaid royalties and unamortized capitalized software costs totaled $51.8 million (including $23.5 million classified as non-current) and $10.2 million, respectively. As of

March 31, 2001, prepaid royalties and unamortized capitalized software costs totaled $38.3 million (including $14.7 million classified as non-current) and $3.9 million, respectively.

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

6. Interest Income (Expense)

    Interest income (expense), net is comprised of the following (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
Interest expense	$(662)	$(2,913)	$(1,263)	$(5,103)
Interest income	1,034	230	2,916	697

Net interest income (expense)	$372	$(2,683)	$1,653	$(4,406)

7. Supplemental Cash Flow Information

    Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Six months ended September 30,
	2001	2000
Non-cash investing and financing activities:
Conversion of convertible subordinated notes	$59,938	$—
Tax benefit derived from net operating loss carryforward utilization	—	533
Other	1,933	—
Supplemental cash flow information:
Cash paid for income taxes	978	2,723
Cash paid (received) for interest	(1,211)	3,174

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

    Distribution refers to our operations in the United Kingdom, the Netherlands and Germany that provide logistical and sales services to third party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

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

    Information on the reportable segments for the three and six months ended September 30, 2001 and 2000 is as follows (amounts in thousands):

	Three months ended September 30, 2001
	Publishing	Distribution	Total
Total segment revenues	$97,627	$41,977	$139,604
Revenues from sales between segments	(7,481)	7,481	—

Revenues from external customers	$90,146	$49,458	$139,604

Operating income	$2,118	$1,026	$3,144

Goodwill	$5,941	$4,517	$10,458

Total assets	$319,236	$85,575	$404,811

	Three months ended September 30, 2000
	Publishing	Distribution	Total
Total segment revenues	$121,630	$22,733	$144,363
Revenues from sales between segments	(10,715)	10,715	—

Revenues from external customers	$110,915	$33,448	$144,363

Operating income (loss)	$10,461	$(925)	$9,536

Goodwill	$6,544	$4,630	$11,174

Total assets	$262,743	$66,784	$329,527

	Six months ended September 30, 2001
	Publishing	Distribution	Total
Total segment revenues	$180,457	$69,724	$250,181
Revenues from sales between segments	(13,481)	13,481	—

Revenues from external customers	$166,976	$83,205	$250,181

Operating income	$812	$1,097	$1,909

Goodwill	$5,941	$4,517	$10,458

Total assets	$319,236	$85,575	$404,811

	Six months ended September 30, 2000
	Publishing	Distribution	Total
Total segment revenues	$182,629	$46,292	$228,921
Revenues from sales between segments	(16,576)	16,576	—

Revenues from external customers	$166,053	$62,868	$228,921

Operating income (loss)	$4,554	$(1,516)	$3,038

Goodwill	$6,544	$4,630	$11,174

Total assets	$262,743	$66,784	$329,527

    Geographic information for the three and six months ended September 30, 2001 and 2000 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
United States	$71,680	$92,308	$137,944	$138,303
Europe	65,537	48,039	107,370	85,409
Other	2,387	4,016	4,867	5,209

Total	$139,604	$144,363	$250,181	$228,921

    Revenues by platform were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
Console	$115,086	$115,159	$208,619	$161,804
PC	24,518	29,204	41,562	67,117

Total	$139,604	$144,363	$250,181	$228,921

9. Computation of Earnings Per Share

    The following table sets forth the computations of basic and diluted earnings (loss) per share (amounts in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
Numerator
Numerator for basic and diluted earnings per share — income (loss) available to common shareholders	$2,215	$4,306	$2,244	$(873)

Denominator
Denominator for basic earnings per share- weighted average common shares outstanding	33,241	23,835	31,683	24,388

Effect of dilutive securities:
Employee stock options	4,485	1,891	4,663	—
Warrants to purchase common stock	374	73	406	—

Potential dilutive common shares	4,859	1,964	5,069	—

Denominator for diluted earnings per share — weighted average common shares outstanding plus assumed conversions	38,100	25,799	36,752	24,388

Basic earnings (loss) per share	$0.07	$0.18	$0.07	$(0.04)

Diluted earnings (loss) per share	$0.06	$0.17	$0.06	$(0.04)

    Options to purchase 56,050 shares of common stock at exercise prices ranging from $32.70 to $37.90 and options to purchase 38,145 shares of common stock at exercise prices ranging from $31.05 to $37.90 were outstanding for the three and six months ended September 30, 2001, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive. Options to purchase 3,212,806 of common stock at exercise prices ranging from $11.05 to $23.04 and options to purchase 10,804,882 shares of common stock at exercise prices ranging from $0.75 to $23.04 were outstanding for the three and six months ended September 30, 2000, respectively, but were not included in the calculation of diluted earnings (loss) per share because their effect would be antidilutive. Shares issuable upon the conversion of convertible subordinated notes were not included in the calculation of diluted earnings (loss) per share for the three and six months ended September 30, 2000 because their effect would be antidilutive.

10. Commitments

Bank Lines of Credit

    In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The term loan had a three year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002. The revolving portion of the U.S Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25%. We pay a commitment fee of 1/4% on the unused portion of the revolver. The Amended and Restated U.S. Facility is collateralized by substantially all of our assets and expires June 2002. The Amended and Restated U.S. Facility contains various covenants that limit our ability to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. We are also required to maintain specified financial ratios related to net worth and fixed charges. We were in compliance with these covenants as of September 30, 2001. As of September 30, 2001, there were no borrowings outstanding under the Amended and Restated U.S. Facility. Letters of credit of $27.4 million were outstanding against the Amended and Restated U.S. Facility as of September 30, 2001.

    We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 10 million ($4.2 million) as of September 30, 2001, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.50% and expires August 2003. Borrowings outstanding and letters of credit outstanding under the Netherlands Facility were $1.6 million and NLG 0.3 million ($0.1 million), respectively, as of September 30, 2001.

    We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for British Pounds ("GBP") 7.0 million ($10.3 million) of revolving loans and GBP 1.5 million ($2.2 million) of letters of credit as of September 30, 2001. The UK Facility bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2002. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of September 30, 2001, we were in compliance with these covenants. No borrowings were outstanding against the UK facility as of September 30, 2001. Letters of credit of GBP 1.5 million ($2.2 million) were outstanding against the UK Facility as of September 30, 2001. As of September 30, 2001, the German Facility provides for revolving loans up to Euro dollar ("EUR") 2.6 million ($2.3 million), bears interest at 7.0%, is collateralized by a cash deposit of approximately GBP 650,000 ($1.0 million) made by our CentreSoft subsidiary and has no expiration date. Borrowings outstanding against the German Facility as of September 30, 2001 were $0.6 million.

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

Developer Contracts

    In the normal course of business, we enter into contractual arrangements with third parties for the development of products. Under these agreements, we commit to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, the total future minimum contract commitment for contracts in place as of September 30, 2001 is approximately $61.7 million and is scheduled to be distributed as follows (amounts in thousands):

Fiscal year ending March 31,
2002	$23,178
2003	25,314
2004	6,070
2005	2,925
2006	1,675
Thereafter	2,500

Total	$61,662

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

11. Subsequent Events

Registration Statement

    On July 30, 2001, we filed with the Securities and Exchange Commission a Registration Statement on Form S-3, as amended, for purposes of registering 6,000,000 shares of our common stock, $.000001 par value (excluding shares registered to cover the underwriters' over-allotment option), in connection with a proposed public offering of such shares. On October 22, 2001, we withdrew the registration statement.

Acquisition

    Effective October 1, 2001, we acquired all of the outstanding capital of Treyarch Invention, LLC ("Treyarch"), a privately held interactive software development company in exchange for 545,974 shares of Activision, Inc. common stock with a market value of $14.9 million based on our opening stock price as of October 1, 2001. Additional shares of Activision common stock also may be issued to Treyarch's equity holders and employees over the course of several years, depending on the satisfaction of certain performance requirements and other criteria.

Stock Split

    On October 23, 2001, the Board of Directors authorized a three-for-two split of our outstanding common shares. The split is payable on November 20, 2001 to shareholders of record as of November 6, 2001. The par value of our common stock will be maintained at the pre-split amount of $.000001. Following is the pro forma effect of the split on earnings per share data (in thousands, except per share data).

	(Unaudited)
	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
Basic earnings (loss) per share	$0.04	$0.12	$0.05	$(0.02)

Weighted average common shares outstanding	49,862	35,753	47,525	36,582

Diluted earnings (loss) per share	$0.04	$0.11	$0.04	$(0.02)

Weighted average common shares outstanding assuming dilution	57,150	38,699	55,128	36,582

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    We are a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.

    Our products cover the action, adventure, extreme sports, racing, role playing, simulation and strategy game categories. We offer our products in versions which operate on the Sega Dreamcast, Sony PlayStation, Sony PlayStation 2 and Nintendo 64 console systems, the Nintendo Game Boy Color and Game Boy Advance hand held devices, as well as on personal computers ("PC's"). Over the next few years, we plan to produce many titles for the recently released Sony PlayStation 2 console system and Game Boy Advance hand held device, and the Microsoft Xbox and Nintendo GameCube console systems, which are expected to launch in North America in November 2001 and in Europe in the next calendar year. Driven partly by the enhanced capabilities of the next generation platforms, we believe that in the next few years there will be significant growth in the market for interactive entertainment software and we plan to leverage our skills and resources to extend our leading position in the industry.

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

    Cost of sales-product costs represents the cost to purchase, manufacture and distribute personal computer and console product units. Manufacturers of our software are located worldwide and are readily available. Console compact discs and cartridges are manufactured by the respective video game console manufacturers, Sony and Nintendo or our agents.

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

    The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, platform and segment (amounts in thousands):

	Three months ended September 30,				Six months ended September 30,
	2001		2000		2001		2000
Net revenues	$139,604	100%	$144,363	100%	$250,181	100%	$228,921	100%
Costs and expenses:
Cost of sales—product costs	88,157	63%	64,351	45%	152,281	61%	107,984	47%
Cost of sales—royalties and software amortization	13,165	9%	24,819	17%	23,161	9%	38,465	17%
Product development	9,020	7%	11,107	8%	18,210	7%	18,531	8%
Sales and marketing	16,425	12%	23,909	16%	35,181	14%	41,779	18%
General and administrative	9,693	7%	10,641	7%	19,439	8%	19,124	9%

Total costs and expenses	136,460	98%	134,827	93%	248,272	99%	225,883	99%

Operating income	3,144	2%	9,536	7%	1,909	1%	3,038	1%
Interest income (expense), net	372	1%	(2,683)	(2%)	1,653	1%	(4,406)	(2%)

Income (loss) before income tax provision	3,516	3%	6,853	5%	3,562	2%	(1,368)	(1%)
Income tax provision (benefit)	1,301	1%	2,547	2%	1,318	1%	(495)	0%

Net income (loss)	$2,215	2%	$4,306	3%	$2,244	1%	$(873)	(1%)

NET REVENUES BY TERRITORY:
United States	$71,680	51%	$92,308	64%	$137,944	55%	$138,303	61%
Europe	65,537	47%	48,039	33%	107,370	43%	85,409	37%
Other	2,387	2%	4,016	3%	4,867	2%	5,209	2%

Total net revenues	$139,604	100%	$144,363	100%	$250,181	100%	$228,921	100%

ACTIVITY/PLATFORM MIX:
Publishing:
Console	$79,490	81%	$99,057	81%	$148,699	82%	$129,100	71%
PC	18,137	19%	22,573	19%	31,758	18%	53,529	29%

Total publishing net revenues	97,627	70%	121,630	84%	180,457	72%	182,629	80%

Distribution:
Console	35,596	85%	16,102	71%	59,920	86%	32,704	71%
PC	6,381	15%	6,631	29%	9,804	14%	13,588	29%

Total distribution net revenues	41,977	30%	22,733	16%	69,724	28%	46,292	20%

Total net revenues	$139,604	100%	$144,363	100%	$250,181	100%	$228,921	100%

OPERATING INCOME (LOSS) BY SEGMENT:
Publishing	$2,118	2%	$10,461	7%	$812	0%	$4,554	2%
Distribution	1,026	0%	(925)	0%	1,097	0%	(1,516)	(1%)

Total operating income	$3,144	2%	$9,536	7%	$1,909	0%	$3,038	1%

Results of Operations—Three and Six Months Ended September 30, 2001 and 2000

Net Revenues

    Net revenues for the three months ended September 30, 2001 decreased 3% over the same period last year, from $144.4 million to $139.6 million. This decrease was primarily attributable to a decline in publishing net revenues, partially offset by an increase in distribution net revenues. Net revenues for the six months ended September 30, 2001 increased 9% over the same period last year, from $228.9 million to $250.2 million. This increase was driven primarily by our distribution business.

    Publishing net revenues decreased 20% for the three months ended September 30, 2001, over the same period last year, from $121.6 million to $97.6 million. Publishing console net revenues decreased from $99.1 million to $79.5 million, and publishing PC net revenues decreased from $22.6 million to $18.1 million. These decreases are due to the fact that in the prior year, we released most of our major holiday titles by September 30th, including Tony Hawk's Pro Skater 2, Spider-Man, Tenchu II and X-Men Mutant Academy for the PlayStation and two Star Trek titles for the PC. However, in fiscal 2002, a number of our major holiday titles, including Tony Hawk's Pro Skater 3 and Shaun Palmer's Pro Snowboarder for the PlayStation 2, Spider-Man 2: Enter Electro for the PlayStation and Return to Castle Wolfenstein for the PC, have been slated to be released in the third quarter. Additionally, the release of our titles for the Microsoft Xbox and Nintendo GameCube platforms will coincide with the North American hardware launches, which are expected to occur in November 2001. The decrease in our publishing net revenues was offset by the increase in net revenues from our distribution business. Distribution net revenues for the three months ended September 30, 2001 increased 85% from the same period last year, from $22.7 million to $42.0 million, primarily driven by an increase in our distribution console net revenues. Distribution console net revenues for the three months ended September 30, 2001 increased 121% over the same period last year, from $16.1 million to $35.6 million. We are the sole distributor of Sony products in the independent channel in the UK. Accordingly, we have benefited from the launch of the PlayStation 2, as well as from the subsequent price reduction, effective September 28, 2001, on the hardware. Additionally, in fiscal 2002, we began distributing Nintendo products within the UK, including titles for the recently released Game Boy Advance. These items, along with the improved market conditions in Europe, have resulted in the improvements in our distribution business.

    For the six months ended September 30, 2001, publishing net revenues remained flat, at $180.5 million as of September 30, 2001, compared to $182.6 as of September 30, 2000. We experienced a 15% increase in publishing console net revenues over the same period last year, from $129.1 million to $148.7 million due to the release of several titles that sold well in the marketplace, including titles for Nintendo's Game Boy Advance hand held device which was released early in June 2001. Such titles included Tony Hawk's Pro Skater 2 for the Game Boy Advance and the Nintendo 64 and Matt Hoffman's Pro BMX and Spiderman: Mysterio's Menace for the PlayStation. This publishing console net revenue increase was offset by a decrease in our publishing PC net revenues. For the six months ended September 30, 2001, publishing PC net revenues decreased 41% over the same period last year, from $53.5 million to $31.8 million. This decrease was primarily attributable to the fact that there were several PC launches in the six months ended September 30, 2000 that performed well in the marketplace, including Vampire: The Masquerade Redemption and Star Trek Voyager: Elite Force. We did not have such PC releases in the six months ended September 30, 2001 as our major holiday PC titles such as Return to Castle Wolfenstein and Star Trek Armada 2 are not being released until the third quarter. Distribution net revenues for the six months ended September 30, 2001 increased 51% from $46.3 million to $69.7 million, primarily driven by an increase in our distribution console net revenues. For the six months ended September 30, 2001, our distribution console net revenues increased 83% from $32.7 million for the six months ended September 30, 2000 to $59.9 million for the six months ended September 30, 2001. As described above, our distribution console net revenues reflect the accelerating benefits our distribution business has experienced from the introduction of next generation console systems and hand held devices.

    Domestic net revenues decreased 22% for three months ended September 30, 2001, over the same period last year, from $92.3 million to $71.7 million. This decrease is due to the decrease in our publishing net revenues as described above. Domestic net revenues for the six months ended September 30, 2001 remained level with the comparable prior year period.

    International net revenues increased 30% and 24% for the three months and six months ended September 30, 2001, respectively, over the same period last year, from $52.1 million to $67.9 million for the three month period and from $90.6 million to $112.2 million for the six month period. These increases are due primarily to the increase in net revenues from our distribution business as described above.

Costs and Expenses

    Cost of sales—product costs represented 63% and 45% of net revenues for the three months ended September 30, 2001 and 2000, respectively. Cost of sales—product costs represented 61% and 47% of net revenues for the six months ended September 30, 2001 and 2000, respectively. The increase in cost of sales—product costs as a percentage of net revenues for the three months and six months ended September 30, 2001 was due to the increase in distribution net revenues as a percentage of total net revenues, as well as an increase in console net revenues as a percentage of total net revenues. Distribution net revenues and console net revenues have a higher per unit cost as compared to publishing net revenues and PC net revenues, respectively. Additionally, of console net revenues, the product mix for the three months and six months ended September 30, 2001 reflects a heavier concentration of hand held devices due to the release of Game Boy Advance in June 2001. Hand held devices generally have a higher manufacturing per unit cost than PC's and other console systems.

    Cost of sales—royalty and software amortization expense represented 9% and 17% of net revenues for the three months ended September 30, 2001 and 2000, respectively. Cost of sales—royalty and software amortization expense also represented 9% and 17% of net revenues for the six months ended September 30, 2001 and 2000, respectively. The decrease in cost of sales—royalty and software amortization expense as a percentage of net revenues is reflective of the increase in net revenues from hand held devices as a percentage of our total net revenues as hand held devices generally have lower product development costs than PC's or other console systems.

    Product development expenses of $9.0 million and $11.1 million represented 7% and 8% of net revenues for the three months ended September 30, 2001 and 2000, respectively. Product development expenses of $18.2 million and $18.5 million represented 7% and 8% of net revenues for the six months ended September 30, 2001 and 2000, respectively. Product development expenses for the three and six months ended September 30, 2001 remained level with the comparable prior year period, reflecting our continued investment in next generation console systems and hand held devices.

    Sales and marketing expenses for the three months ended September 30, 2001 and 2000 were $16.4 million, 12% of net revenues, and $23.9 million, 16% of net revenues, respectively. Sales and marketing expenses for the six months ended September 30, 2001 and 2000 were $35.2 million, 14% of net revenues, and $41.8 million, 18% of net revenues, respectively. These decreases reflect our ability to generate savings by building on the existing awareness of our branded products and sequel titles sold during fiscal 2002.

    General and administrative expenses remained level with prior year amounts. General and administrative expenses for the three months ended September 30, 2001 and 2000 were $9.7 million, 7% of net revenues, and $10.6 million, 7% of net revenues, respectively. General and administrative expenses for the six months ended September 30, 2001 and 2000 were $19.4 million, 8% of net revenues, and $19.1 million, 9% of net revenues, respectively.

Operating Income (Loss)

    Operating income for the three months ended September 30, 2001 and 2000 was $3.1 million and $9.5 million, respectively. Operating income for the six months ended September 30, 2001 and 2000 was $1.9 million and $3.0 million, respectively.

    The decrease in operating income for the three months ended September 30, 2001 over the same period last year was primarily due to a decrease in publishing operating income from $10.5 million to $2.1 million, slightly offset by an increase in distribution operating income, from an operating loss of ($925,000) to operating income of $1.0 million. The decrease in operating income for the six months ended September 30, 2001 over the same period last year was primarily due to a decrease in publishing operating income, from operating income of $4.6 million to $812,000, partially offset by an increase in the distribution operating income, from an operating loss of ($1.5) million to operating income of $1.1 million. Publishing operating income decreases were primarily the result of a change in our product mix. Our product mix for the three months and six months ended September 30, 2001, reflects a heavier concentration of hand held devices due to the release of Game Boy Advance in June 2001. Hand held devices generally have a higher manufacturing per unit cost than PC's and other console systems. The increases in distribution operating income is reflective of the accelerating benefits our distribution business has experienced from the introduction of next generation console systems and hand held devices as previously described.

Other Income (Expense)

    Interest income (expense), net increased to $372,000 and $1.7 million for the three months and six months ended September 30, 2001, respectively, from ($2.7) million and ($4.4) million for the three months and six months ended September 30, 2000, respectively. This change was due to our improved cash position resulting in higher investment income and elimination of borrowings and the conversion and/or redemption of our $60.0 million convertible subordinated notes.

Provision for Income Taxes

    The income tax provision of $1.3 million for the three months and six months ended September 30, 2001, reflects our effective income tax rate of approximately 37%. The significant item that generated the variance between our effective rate and our statutory rate of 35% was state taxes. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Liquidity and Capital Resources

    Our cash and cash equivalents were $122.2 million at September 30, 2001 compared to $125.6 million at March 31, 2001. This was in comparison to the comparable prior year periods of $25.2 million at September 30, 2000 compared to $50.0 million at March 31, 2000. This change in cash and cash equivalents for the six months ended September 30, 2001, resulted from $15.9 million and $4.3 million utilized in operating and investing activities, respectively, offset by $15.8 million provided by financing activities. Cash used in operating activities was primarily the result of our continued investment in product development and changes in accounts receivable and accounts payable, driven by a seasonal change in working capital needs. Approximately $37.2 million was utilized in connection with the acquisition of publishing or distribution rights to products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products. The cash used in investing activities primarily was the result of capital expenditures. The cash provided by financing activities primarily was the result of proceeds from the issuance of common stock pursuant to employee option and stock purchase plans and common stock warrants, offset by the accelerated repayment of our term loan.

    In connection with our purchases of Nintendo 64 and Game Boy hardware and software cartridges for distribution in North America and Europe, Nintendo requires us to provide irrevocable letters of credit prior to accepting purchase orders. Furthermore, Nintendo maintains a policy of not accepting returns of Nintendo 64 and Game Boy hardware and software cartridges. Because of these and other factors, the carrying of an inventory of Nintendo 64 and Game Boy hardware and software cartridges entails significant capital and risk. As of September 30, 2001, we had $2.5 million of Nintendo 64 and $7.0 million of Game Boy hardware and software cartridge inventory on hand, which represented approximately 8% and 20%, respectively, of all inventory.

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

    In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The term loan had a three year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999 and a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002. The revolving portion of the U.S Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25%. We pay a commitment fee of 1/4% on the unused portion of the revolver. The Amended and Restated U.S. Facility is collateralized by substantially all of our assets and expires June 2002. The Amended and Restated U.S. Facility contains various covenants that limit our ability to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. We are also required to maintain specified financial ratios related to net worth and fixed charges. We were in compliance with these covenants as of September 30, 2001. As of September 30, 2001, there were no borrowings outstanding under the Amended and Restated U.S. Facility. Letters of credit of $27.4 million were outstanding against the Amended and Restated U.S. Facility as of September 30, 2001.

    We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 10 million ($4.2 million) as of September 30, 2001, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.50% and expires August 2003. Borrowings outstanding and letters of credit outstanding under the Netherlands Facility were $1.6 million and NLG 0.3 million ($0.1 million), respectively, as of September 30, 2001.

    We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility").

The UK Facility provides for British Pounds ("GBP") 7.0 million ($10.3 million) of revolving loans and GBP 1.5 million ($2.2 million) of letters of credit as of September 30, 2001. The UK Facility bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2002. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of September 30, 2001, we were in compliance with these covenants. No borrowings were outstanding against the UK facility as of September 30, 2001. Letters of credit of GBP 1.5 million ($2.2 million) were outstanding against the UK Facility as of September 30, 2001. As of September 30, 2001, the German Facility provides for revolving loans up to Euro dollar ("EUR") 2.6 million ($2.3 million), bears interest at 7.0%, is collateralized by a cash deposit of approximately GBP 650,000 ($1.0 million) made by our CentreSoft subsidiary and has no expiration date. Borrowings outstanding against the German Facility as of September 30, 2001 were $0.6 million.

    In the normal course of business, we enter into contractual arrangements with third parties for the development of products. Under these agreements, we commit to provide specified payments to a developer, contingent upon the developer's achievement of contractually specified milestones. Assuming all contractually specified milestones are achieved, the total future minimum contract commitment for contracts in place as of September 30, 2001 is approximately $61.7 million and is scheduled to be distributed as follows (amounts in thousands):

Fiscal year ending March 31,
2002	$23,178
2003	25,314
2004	6,070
2005	2,925
2006	1,675
Thereafter	2,500

Total	$61,662

    We have historically financed our acquisitions through the issuance of shares of common stock. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us and as to our ability to make such acquisitions and maintain compliance with our bank facilities.

    On July 30, 2001, we filed with the Securities and Exchange Commission a Registration Statement on Form S-3, as amended, for purposes of registering 6,000,000 shares of our common stock, $.000001 par value (excluding shares registered to cover the underwriters' over-allotment option), in connection with a proposed public offering of such shares. On October 22, 2001, we withdrew the registration statement.

    We believe that we have sufficient working capital ($201.8 million at September 30, 2001), as well as proceeds available from the U.S. Facility, the UK Facility, the Netherlands Facility and the German Facility, to finance our operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

Factors Affecting Future Performance

    In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), we have disclosed certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and Registration Statement on Form S-3, Registration No. 333-66280, filed with the Securities and Exchange Commission on July 30, 2001, as amended, which are incorporated herein by reference. The reader or listener is cautioned that we do not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

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

    In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We believe the adoption of SFAS No. 144 will not have a material impact on our financial statements.

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

    As of September 30, 2001, the carrying value of our variable rate debt was approximately $2.2 million. A hypothetical 1% increase in the applicable interest rates of our variable rate debt would increase annual interest expense by approximately $22,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its 2001 Annual Meeting of the Stockholders on August 23, 2001 in Beverly Hills, California. Four items were submitted to a vote of the stockholders: (1) the election of six directors to hold office for one year terms and until their respective successors are duly elected and qualified; (2) the approval of an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 50,000,000 to 125,000,000; (3) the approval of the adoption of the Company's 2001 Incentive Plan; and (4) the approval of the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending March 31, 2002.

    All six directors were recommended by the Board of Directors and all were elected. Set forth below are the results of the voting for each director.

	For	Withheld
Kenneth L. Henderson	27,638,824	1,700,902
Barbara S. Isgur	28,483,589	856,137
Brian G. Kelly	23,983,240	5,356,486
Robert A. Kotick	23,936,038	5,403,688
Steven T. Mayer	28,456,038	883,688
Robert J. Morgado	28,488,411	851,315

    The approval of the amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 50,000,000 to 125,000,000 was approved. Set forth below are the results of the voting.

For	Against	Abstain
21,913,885	7,419,439	6,402

    The approval of the adoption of the Company's 2001 Incentive Plan was approved. Set forth below are the results of the voting.

For	Against	Abstain
15,334,756	13,887,654	117,316

    The approval of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending March 31, 2002 was approved. Set forth below are the results of the voting.

For	Against	Abstain
29,169,975	165,358	4,393

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.1	Our Amended and Restated Certificate of Incorporation, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of our Current Report on Form 8-K, filed on June 16, 2000).
3.2	Our certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 9, 2000 (incorporated by reference to Exhibit 2.7 of our Current Report on Form 8-K, filed on June 16, 2000).
3.3	Our Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated August 23, 2001 (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-3, Registration No. 333-66280, filed on July 30, 2001).
3.4	Our Amended and Restated By-laws dated August 1, 2000 (incorporated by reference to our Current Report on Form 8-K, filed July 11, 2001).
4.1	Rights Agreement dated as of April 18, 2000, between us and Continental Stock Transfer & Trust Company, which includes as exhibits the form of Right Certificates as Exhibit A, the Summary of Rights to Purchase Series A Junior Preferred Stock as Exhibit B and the form of Certificate of Designation of Series A Junior Preferred Stock of the Company as Exhibit C (incorporated by reference to our Registration Statement on Form 8-A, Registration No. 001-15839, filed April 19, 2000).
10.1	Our 2001 Incentive Plan adopted on July 11, 2001 (incorporated by reference to our Proxy Statement on Schedule 14A for the 2001 Annual Meeting of Stockholders filed on July 30, 2001).
10.2	Our 2001 Incentive Plan as amended through October 17, 2001.
10.3	Our 1999 Incentive Plan as amended through October 17, 2001.
10.4	Our 1998 Incentive Plan as amended through October 17, 2001.
10.5	Our 1991 Stock Option and Stock Award Plan as amended through October 17, 2001.
  (b)
  Reports on Form 8-K

1.1	We have filed a Form 8-K on October 4, 2001, reporting under "Item 5. Other Events" the acquisition of Treyarch Inventions LLC, under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and under "Item 9. Regulation FD Disclosure" the postponement of our proposed common stock offering.
1.2	We have filed a Form 8-K on July 31, 2001, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure", reaffirming our Fiscal 2002 and 2003 earnings guidance.
1.3	We have filed a Form 8-K on July 11, 2001, reporting under "Item 5. Other Events" and "Items 7. Financial Statements, Pro Forma Financial Statements and Exhibits" the adoption by the Board of Directors of certain amendments to our by-laws and the execution of new employment agreements with Kathy Vrabeck and Lawrence Goldberg.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2001

ACTIVISION, INC.

/s/ WILLIAM J. CHARDAVOYNE William J. Chardavoyne Chief Financial Officer and Chief Accounting Officer

QuickLinks

ACTIVISION, INC. AND SUBSIDIARIES
INDEX
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY For the six months ended September 30, 2001 (Unaudited) (In thousands)
ACTIIVION INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements For the three and six months ended September 30, 2001 (Unaudited)
SIGNATURES