Form 10-Q
period 2001-12-31
ACTIVISION INC /NY
filed 2002-02-13
CIK 718877

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2001
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/    No / /

        The number of shares of the registrant's Common Stock outstanding as of February 8, 2002 was 54,275,375.

ACTIVISION, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information.

Item 1. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2001	March 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$194,691	$125,550
Accounts receivable, net of allowances of $52,445 and $28,461 at December 31, 2001 and March 31, 2001, respectively	203,379	73,802
Inventories	30,630	43,888
Prepaid royalties and capitalized software costs	35,703	27,502
Deferred income taxes	19,945	14,292
Other current assets	10,861	13,196

Total current assets	495,209	298,230
Prepaid royalties and capitalized software costs	15,319	14,703
Property and equipment, net	17,598	15,240
Deferred income taxes	35,115	13,759
Other assets	5,464	7,709
Goodwill	25,497	10,316

Total assets	$594,202	$359,957

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$489	$10,231
Accounts payable	121,190	60,980
Accrued expenses	83,705	44,039

Total current liabilities	205,384	115,250
Long-term debt, less current portion	3,209	3,401
Convertible subordinated notes	—	60,000

Total liabilities	208,593	178,651

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at December 31, 2001 and March 31, 2001	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at December 31, 2001 and March 31, 2001	—	—
Common stock, $.000001 par value, 125,000,000 shares authorized, 57,909,469 and 45,249,683 shares issued and 53,580,710 and 40,923,714 shares outstanding at December 31, 2001 and March 31, 2001, respectively	—	—
Additional paid-in capital	362,732	200,786
Retained earnings	53,500	12,146
Accumulated other comprehensive loss	(10,300)	(11,377)
Less: Treasury stock, at cost, 4,328,759 and 4,325,969 shares at December 31, 2001 and March 31, 2001, respectively	(20,323)	(20,249)

Total shareholders' equity	385,609	181,306

Total liabilities and shareholders' equity	$594,202	$359,957

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the three months ended December 31,		For the nine months ended December 31,
	2001	2000	2001	2000
Net revenues	$371,341	$264,473	$621,523	$493,393
Costs and expenses:
Cost of sales—product costs	195,560	139,430	347,840	247,414
Cost of sales—royalties and software amortization	58,084	39,364	81,245	77,829
Product development	10,848	11,779	29,059	30,311
Sales and marketing	31,883	26,725	67,064	68,505
General and administrative	13,165	12,421	32,603	31,542

Total costs and expenses	309,540	229,719	557,811	455,601

Operating income	61,801	34,754	63,712	37,792
Interest income (expense), net	271	(2,225)	1,923	(6,631)

Income before income tax provision	62,072	32,529	65,635	31,161
Income tax provision	22,962	12,024	24,281	11,529

Net income	$39,110	$20,505	$41,354	$19,632

Basic earnings per share	$0.75	$0.56	$0.84	$0.54

Weighted average common shares outstanding	52,359	36,665	49,254	36,611

Diluted earnings per share	$0.66	$0.45	$0.73	$0.45

Weighted average common shares outstanding assuming dilution	59,293	45,558	56,635	43,325

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended December 31,
	2001	2000
Cash flows from operating activities:
Net income	$41,354	$19,632
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(27,009)	(5,190)
Depreciation and amortization	4,236	4,502
Amortization of prepaid royalties and capitalized software costs	52,141	63,397
Tax benefit attributable to employee stock options and common stock warrants	44,535	2,295
Expense related to common stock warrants	849	1,055
Changes in assets and liabilities:
Accounts receivable	(128,697)	(58,763)
Inventories	13,258	(9,319)
Prepaid royalties and capitalized software costs	(60,958)	(50,960)
Other assets	1,875	1,375
Accounts payable	60,172	38,363
Accrued expenses and other liabilities	42,667	24,798

Net cash provided by operating activities	44,423	31,185

Cash flows from investing activities:
Capital expenditures	(6,583)	(8,835)
Proceeds from disposal of property and equipment	624	1,394
Other	(129)	—

Net cash used in investing activities	(6,088)	(7,441)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to employee stock option plans, employee stock purchase plan and common stock warrants	39,987	8,475
Borrowing under line-of-credit agreements	—	361,282
Payment under line-of-credit agreements	—	(364,340)
Payment on term loan	(8,550)	(9,300)
Other borrowings, net	(1,384)	(368)
Redemption of convertible subordinated notes	(62)	—
Purchase of treasury stock	(74)	(14,971)

Net cash provided by (used in) financing activities	29,917	(19,222)

Effect of exchange rate changes on cash	889	(2,159)

Net increase in cash and cash equivalents	69,141	2,363
Cash and cash equivalents at beginning of period	125,550	49,985

Cash and cash equivalents at end of period	$194,691	$52,348

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended December 31, 2001
(Unaudited)
(In thousands)

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings				Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2001	45,250	$—	$200,786	$12,146	(4,326)	$(20,249)	$(11,377)	$181,306
Components of comprehensive income:
Net income	—	—	—	41,354	—	—	—	41,354
Foreign currency translation adjustment	—	—	—	—	—	—	1,077	1,077

Total comprehensive income								42,431

Issuance of common stock pursuant to conversion of convertible subordinated notes	4,763	—	59,938	—	—	—	—	59,938
Issuance of common stock pursuant to employee stock option plans, employee stock purchase plan and common stock warrants	7,078	—	39,987	—	—	—	—	39,987
Tax benefit attributable to employee stock options and common stock warrants	—	—	44,535	—	—	—	—	44,535
Issuance of common stock to effect business combinations	819		15,553					15,553
Purchase of treasury shares	—	—	—	—	(3)	(74)	—	(74)
Other	—	—	1,933	—	—	—	—	1,933

Balance, December 31, 2001	57,910	$—	$362,732	$53,500	(4,329)	$(20,323)	$(10,300)	$385,609

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the three and nine months ended December 31, 2001
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

2.    Stock Split and Shelf Registration

        In October 2001, the Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend. The stock split was paid at the close of business on November 20, 2001, to shareholders of record as of November 6, 2001. The financial statements, including all share and per share data, have been restated as if the stock split had occurred as of the earliest period presented.

        On December 4, 2001, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register 7,500,000 shares of our $.000001 par value common stock. We may, from time to time, sell up to the 7,500,000 shares in one or more offerings.

3.    Acquisitions

        Effective October 1, 2001, we acquired all of the outstanding capital of Treyarch Inventions, LLC ("Treyarch"), a privately held interactive software development company, in exchange for 818,961 shares of our $.000001 par value common stock. Treyarch is a console software developer with a focus on action and action-sports video games. They have a workforce with proven technical and design talent with a history of high-quality product creation. The acquisition further enables us to implement our multi-platform development strategy by bolstering our internal product development capabilities for the next generation console systems and strengthens our position in the action and action-sports genres. The purchase price of the transaction was valued at approximately $16.4 million with approximately $15.1 million of the purchase price being assigned to goodwill. This goodwill has been included in the publishing segment of our business, and the results of operations of Treyarch are included in our statement of operations beginning October 1, 2001.

        Additional shares of our $.000001 par value common stock also may be issued to Treyarch's equity holders and employees over the course of several years, depending on the satisfaction of certain earnings performance requirements and other criteria. This contingent consideration will be recorded as an additional element of the purchase price for Treyarch when those contingencies are resolved.

4.    Recently Issued Accounting Standards

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain elements of EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." Issue 01-9 provides guidance on the income statement classification of consideration that a vendor gives to a customer or a reseller of the vendor's products.

Certain provisions of Issue 01-9 are effective for annual and interim periods beginning after December 15, 2001. We do not believe that the adoption of those provisions of Issue 01-9 will have a material impact on our financial condition or results of operations.

        In August 2001, Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We believe the adoption of SFAS No. 144 will not have a material impact on our financial statements.

        SFAS No. 141, "Business Combinations", was issued on July 20, 2001 and addresses financial accounting and reporting for business combinations. SFAS No. 141 requires that the purchase method be used to account and report for all business combinations. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

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

5.    Goodwill and Other Intangible Assets—Adoption of SFAS No. 142

        We adopted SFAS No. 142 effective April 1, 2001. The following table reconciles net income and earnings per share as reported for the three and nine months ended December 31, 2001 and 2000 to net income and earnings per share as adjusted to exclude goodwill amortization (amounts in thousands, except per share data).

	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000
Reported net income	$39,110	$20,505	$41,354	$19,632
Add back: Goodwill amortization	—	374	—	1,127

Adjusted net income	$39,110	$20,879	$41,354	$20,759

Basic earnings per share:
Reported net income	$0.75	$0.56	$0.84	$0.54
Goodwill amortization	—	0.01	—	0.03

Adjusted net income	$0.75	$0.57	$0.84	$0.57

Diluted earnings per share:
Reported net income	$0.66	$0.45	$0.73	$0.45
Goodwill amortization	—	0.01	—	0.03

Adjusted net income	$0.66	$0.46	$0.73	$0.48

        The changes in the carrying amount of goodwill for the nine months ended December 31, 2001, are as follows (amounts in thousands):

	Publishing	Distribution	Total
Balance as of March 31, 2001	$5,941	$4,375	$10,316
Goodwill acquired during the period	15,104	—	15,104
Effect of foreign currency exchange rates	—	77	77

Balance as of December 31, 2001	$21,045	$4,452	$25,497

6.    Prepaid Royalties and Capitalized Software Costs

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

        As of December 31, 2001, prepaid royalties and unamortized capitalized software costs totaled $39.2 million (including $15.3 million classified as non-current) and $11.8 million, respectively. As of March 31, 2001, prepaid royalties and unamortized capitalized software costs totaled $38.3 million (including $14.7 million classified as non-current) and $3.9 million, respectively.

7.    Revenue Recognition

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

8.    Interest Income (Expense)

        Interest income (expense), net is comprised of the following (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000
Interest expense	$(615)	$(2,600)	$(1,732)	$(7,703)
Interest income	886	375	3,655	1,072

Net interest income (expense)	$271	$(2,225)	$1,923	$(6,631)

9.    Supplemental Cash Flow Information

        Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Nine months ended December 31,
	2001	2000
Non-cash investing and financing activities:
Conversion of convertible subordinated notes	$59,938	$—
Subsidiaries acquired with common stock	15,553	—
Other	1,933	533
Supplemental cash flow information:
Cash paid for income taxes	2,085	5,500
Cash paid (received) for interest	(1,665)	5,803

10.    Operations by Reportable Segments and Geographic Area

        We publish, develop and distribute interactive entertainment software products. Our products cover the action, adventure, extreme sports, racing, role playing, simulation and strategy game categories. We offer our products in versions which operate on the Sony PlayStation, Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo 64 and Sega Dreamcast console systems, the Nintendo Game Boy Color and Game Boy Advance hand held devices, as well as on personal computers.

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

        Information on the reportable segments for the three and nine months ended December 31, 2001 and 2000 is as follows (amounts in thousands):

	Three months ended December 31, 2001
	Publishing	Distribution	Total
Total segment revenues	$260,737	$110,604	$371,341
Revenues from sales between segments	(25,178)	25,178	—

Revenues from external customers	$235,559	$135,782	$371,341

Operating income	$53,497	$8,304	$61,801

Goodwill	$21,045	$4,452	$25,497

Total assets	$425,659	$168,543	$594,202

	Three months ended December 31, 2000
	Publishing	Distribution	Total
Total segment revenues	$201,009	$63,464	$264,473
Revenues from sales between segments	(15,230)	15,230	—

Revenues from external customers	$185,779	$78,694	$264,473

Operating income	$30,708	$4,046	$34,754

Goodwill	$6,242	$4,650	$10,892

Total assets	$273,262	$104,154	$377,416

	Nine months ended December 31, 2001
	Publishing	Distribution	Total
Total segment revenues	$441,195	$180,328	$621,523
Revenues from sales between segments	(38,659)	38,659	—

Revenues from external customers	$402,536	$218,987	$621,523

Operating income	$54,311	$9,401	$63,712

Goodwill	$21,045	$4,452	$25,497

Total assets	$425,659	$168,543	$594,202

	Nine months ended December 31, 2000
	Publishing	Distribution	Total
Total segment revenues	$383,638	$109,755	$493,393
Revenues from sales between segments	(31,806)	31,806	—

Revenues from external customers	$351,832	$141,561	$493,393

Operating income	$35,262	$2,530	$37,792

Goodwill	$6,242	$4,650	$10,892

Total assets	$273,262	$104,154	$377,416

        Geographic information for the three and nine months ended December 31, 2001 and 2000 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000
United States	$194,497	$161,383	$332,441	$299,686
Europe	171,531	100,032	278,902	185,441
Other	5,313	3,058	10,180	8,266

Total	$371,341	$264,473	$621,523	$493,393

        Revenues by platform were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000
Console	$304,791	$203,855	$513,568	$365,552
PC	66,550	60,618	107,955	127,841

Total	$371,341	$264,473	$621,523	$493,393

10.    Computation of Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000
Numerator
Numerator for basic and diluted earnings per share—income available to common shareholders	$39,110	$20,505	$41,354	$19,632

Denominator
Denominator for basic earnings per share—weighted average common shares outstanding	52,359	36,665	49,254	36,611

Effect of dilutive securities:
Employee stock options and stock purchase plan	6,454	3,798	6,742	1,943
Warrants to purchase common stock	480	327	639	3
Conversion—convertible subordinated notes	—	4,768	—	4,768

Potential dilutive common shares	6,934	8,893	7,381	6,714

Denominator for diluted earnings per share—weighted average common shares outstanding plus assumed conversions	59,293	45,558	56,635	43,325

Basic earnings per share	$0.75	$0.56	$0.84	$0.54

Diluted earnings per share	$0.66	$0.45	$0.73	$0.45

        Options to purchase 100,094 shares of common stock at exercise prices ranging from $23.39 to $25.81 and options to purchase 80,713 shares of common stock at exercise prices ranging from $21.63 to $25.81 were outstanding for the three and nine months ended December 31, 2001, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive. Options to purchase 3.6 million shares of common stock at exercise prices ranging from $8.46 to $15.36 and options to purchase 11.5 million shares of common stock at exercise prices ranging from $6.71 to $15.36 were outstanding for the three and nine months ended December 31, 2000, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

11.    Commitments

  Bank Lines of Credit

        In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The term loan had a three year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999, a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002. The revolving portion of the U.S Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and

Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25%. We pay a commitment fee of 1/4% on the unused portion of the revolver. The Amended and Restated U.S. Facility is collateralized by substantially all of our assets and expires June 2002. The Amended and Restated U.S. Facility contains various covenants that limit our ability to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. We are also required to maintain specified financial ratios related to net worth and fixed charges. We were in compliance with these covenants as of December 31, 2001. As of December 31, 2001, there were no borrowings outstanding under the Amended and Restated U.S. Facility. Letters of credit of $2.9 million were outstanding against the Amended and Restated U.S. Facility as of December 31, 2001.

        We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 10 million ($4.0 million) as of December 31, 2001, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.50% and expires August 2003. Borrowings outstanding and letters of credit outstanding under the Netherlands Facility were $346,000 and $60,600 (NLG $151,200), respectively, as of December 31, 2001.

        We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for British Pounds ("GBP") 7.0 million ($10.2 million) of revolving loans and GBP 1.5 million ($2.2 million) of letters of credit as of December 31, 2001. The UK Facility bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2002. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of December 31, 2001, we were in compliance with these covenants. No borrowings were outstanding against the UK facility as of December 31, 2001. Letters of credit of GBP 1.5 million ($2.2 million) were outstanding against the UK Facility as of December 31, 2001. As of December 31, 2001, the German Facility provides for revolving loans up to Euro dollar ("EUR") 2.6 million ($2.3 million), bears interest at a Eurocurrency rate plus 2.5%, is collateralized by a cash deposit of approximately GBP 650,000 ($944,000) made by our CentreSoft subsidiary and has no expiration date. There were no borrowings outstanding against the German Facility as of December 31, 2001.

  Private Placement of Convertible Subordinated Notes

        In December 1997, we completed the private placement of $60.0 million principal amount of 6 3/4% convertible subordinated notes due 2005 (the "Notes"). The Notes were convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into our common stock, $.000001 par value, at a conversion price of $12.58 per share, post split, subject to adjustment in certain circumstances. During the three months ended June 30, 2001, we called for the redemption of the Notes. In connection with that call, holders converted to common stock approximately $59.9 million aggregate principal amount of their Notes. The remaining Notes were redeemed for cash.

  Developer and Intellectual Property Contracts

        In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property ("IP"). Under these agreements, we commit to provide specified payments to a developer or IP holder, based upon contractual arrangements. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of December 31, 2001 is approximately $67.9 million and is scheduled to be distributed as follows (amounts in thousands):

Fiscal year ending March 31,
2002	$17,027
2003	35,071
2004	8,093
2005	3,550
2006	1,675
Thereafter	2,500

Total	$67,916

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

12.    Subsequent Events

  Gray Matter

        On December 30, 1999, we acquired a 40% interest in the outstanding capital stock of Gray Matter Interactive Studios, Inc., formerly known as Video Games West, ("Gray Matter"), a privately held software development company, as well as an option to purchase the remaining 60% of outstanding capital stock. Effective January 9, 2002, we exercised our option to acquire the remaining 60% equity interest in Gray Matter in exchange for 133,690 shares of our $.000001 par value common stock with an approximate value of $3.5 million.

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

        Our products cover the action, adventure, extreme sports, racing, role playing, simulation and strategy game categories. We offer our products in versions which operate on the Sony PlayStation, Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo 64 and Sega Dreamcast console systems, the Nintendo Game Boy Color and Game Boy Advance hand held devices, as well as on personal computers ("PC's"). Driven partly by the enhanced capabilities of the next generation platforms, we believe that in the next few years there will be significant growth in the market for interactive entertainment software and we plan to leverage our skills and resources to extend our leading position in the industry.

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

        Cost of sales-product costs represents the cost to purchase, manufacture and distribute personal computer and console product units. Manufacturers of our software are located worldwide and are readily available. Console compact discs and cartridges are manufactured by the respective video game console manufacturers, Sony, Microsoft and Nintendo, their agents or our agents.

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

        The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, platform and segment (amounts in thousands):

	Three months ended December 31,				Nine months ended December 31,
	2001		2000		2001		2000
Net revenues	$371,341	100%	$264,473	100%	$621,523	100%	$493,393	100%
Costs and expenses:
Cost of sales—product costs	195,560	53	139,430	53	347,840	56	247,414	50
Cost of sales—royalties and software amortization	58,084	15	39,364	15	81,245	13	77,829	16
Product development	10,848	3	11,779	4	29,059	5	30,311	6
Sales and marketing	31,883	9	26,725	10	67,064	11	68,505	14
General and administrative	13,165	3	12,421	5	32,603	5	31,542	6

Total costs and expenses	309,540	83	229,719	87	557,811	90	455,601	92

Operating income	61,801	17	34,754	13	63,712	10	37,792	8
Interest income (expense), net	271	0	(2,225)	(1)	1,923	1	(6,631)	(1)

Income before income tax provision	62,072	17	32,529	12	65,635	11	31,161	7
Income tax provision	22,962	6	12,024	4	24,281	4	11,529	2

Net income	$39,110	11%	$20,505	8%	$41,354	7%	$19,632	5%

NET REVENUES BY TERRITORY:
United States	$194,497	52%	$161,383	61%	$332,441	53%	$299,686	61%
Europe	171,531	46	100,032	38	278,902	45	185,441	38
Other	5,313	2	3,058	1	10,180	2	8,266	1

Total net revenues	$371,341	100%	$264,473	100%	$621,523	100%	$493,393	100%

ACTIVITY/PLATFORM MIX:
Publishing:
Console	$207,960	80%	$154,759	77%	$356,660	81%	$283,827	74%
PC	52,777	20	46,250	23	84,535	19	99,811	26

Total publishing net revenues	260,737	70	201,009	76	441,195	71	383,638	78

Distribution:
Console	96,831	88	49,096	77	156,908	87	81,725	74
PC	13,773	12	14,368	23	23,420	13	28,030	26

Total distribution net revenues	110,604	30	63,464	24	180,328	29	109,755	22

Total net revenues	$371,341	100%	$264,473	100%	$621,523	100%	$493,393	100%

OPERATING INCOME BY SEGMENT:
Publishing	$53,497	15%	$30,708	12%	$54,311	9%	$35,262	7%
Distribution	8,304	2	4,046	1	9,401	1	2,530	1

Total operating income	$61,801	17%	$34,754	13%	$63,712	10%	$37,792	8%

Results of Operations—Three and Nine Months Ended December 31, 2001 and 2000

Net Revenues

        Net revenues for the three months ended December 31, 2001 increased 40% over the same period last year, from $264.5 million to $371.3 million.    Net revenues for the nine months ended December 31, 2001 increased 26% over the same period last year, from $493.4 million to $621.5 million. These net revenue increases occurred both in our publishing and distribution businesses.

        Publishing net revenues increased 30% for the three months ended December 31, 2001, over the same period last year, from $201.0 million to $260.7 million. Publishing console net revenues increased from $154.8 million to $208.0 million, and publishing PC net revenues increased from $46.3 million to $52.8 million. These increases were due to the fact that in fiscal 2002, our major holiday titles, including Tony Hawk's Pro Skater 3 for Sony PlayStation, Sony PlayStation 2, Nintendo Color Game Boy and Nintendo GameCube, Shaun Palmer's Pro Snowboarder for Sony PlayStation 2, Spider-Man 2: Enter Electro for Sony PlayStation and Return to Castle Wolfenstein for the PC, were released in the third quarter, whereas in the prior year, we released most of our major holiday titles by September 30th. Additionally, the release of our titles for the Microsoft Xbox and Nintendo GameCube platforms coincided with the North American hardware launches which occurred in November 2001. We also continued to see strong sales in the three months ended December 31, 2001 of Tony Hawk's Pro Skater 2 for older generation platforms, Nintendo 64 and Sony PlayStation.

        Distribution net revenues for the three months ended December 31, 2001 increased 74% from the same period last year, from $63.5 million to $110.6 million, primarily driven by an increase in our distribution console net revenues. Distribution console net revenues for the three months ended December 31, 2001 increased 97% over the same period last year, from $49.1 million to $96.8 million. We are the sole distributor of Sony products in the independent channel in the United Kingdom ("UK"). Accordingly, we have benefited from price reduction on the Sony PlayStation 2 hardware that was effective September 2001. Additionally, in fiscal 2002, we began distributing Nintendo products within the UK, including titles for the recently released Game Boy Advance. These items, along with the improved market conditions in Europe, have resulted in the continued improvements in our distribution business.

        For the nine months ended December 31, 2001, publishing net revenues increased 15% to $441.2 million as of December 31, 2001, compared to $383.6 as of December 31, 2000. We experienced a 26% increase in publishing console net revenues over the same period last year, from $283.8 million to $356.7 million. This increase reflects the continued strength of sales of titles on recently launched next generation platforms: Sony PlayStation 2 (October 2000) Nintendo Game Boy Advance (June 2001) and GameCube (November 2001) and Microsoft Xbox (November 2001). For the nine months ended December 31, 2001, 42% of our publishing net revenues were from titles for next generation platforms, with Sony PlayStation 2 alone representing 21%. The publishing console net revenue increase was partially offset by a decrease in our publishing PC net revenues. For the nine months ended December 31, 2001, publishing PC net revenues decreased 15% over the same period last year, from $99.8 million to $84.5 million. This decrease was primarily attributable to the fact that, despite the successful launch of Return to Castle Wolfenstein for the PC in the third quarter of fiscal 2002, there was a lower number of premium PC titles released in the nine months ended December 31, 2001, approximately 5 titles, as compared to the comparable prior year period, approximately 10 titles.

        Distribution net revenues for the nine months ended December 31, 2001 increased 64% from $109.8 million to $180.3 million, primarily driven by an increase in our distribution console net revenues. For the nine months ended December 31, 2001, our distribution console net revenues increased 92% from $81.7 million for the nine months ended December 31, 2000 to $156.9 million for the nine months ended December 31, 2001 for the reasons described above. This increase in distribution console net revenues was slightly offset by a decline in the distribution PC net revenues, from $28.0 million as December 31, 2000, compared to $23.4 million as of December 31, 2001 due to a lower volume of PC launches in the nine months ended December 31, 2001 as previously described.

        Domestic net revenues increased 21% for three months ended December 31, 2001, over the same period last year, from $161.4 million to $194.5 million.     Domestic net revenues for the nine months ended December 31, 2001 increased 11% over the same period last year, from $299.7 million to $332.4 million. These increases are due to the increase in our publishing net revenues as described above.

        International net revenues increased 72% and 49% for the three months and nine months ended December 31, 2001, respectively, over the same period last year, from $103.1 million to $176.8 million for the three month period and from $193.7 million to $289.1 million for the nine month period. These increases are primarily due to the increases in net revenues from our distribution business and, to a lesser degree, our publishing business as described above.

Costs and Expenses

        Cost of sales—product costs represented 53% of net revenues for both the three months ended December 31, 2001 and 2000.    During the three months ended December 31, 2001, we had the successful launch of Return to Castle Wolfenstein for the PC. PC net revenues generally have a lower per unit cost as compared to other platforms. This favorable lower per unit cost was offset by a higher per unit cost as a result of an increase in distribution net revenues as a percentage of total net revenues. Distribution net revenues generally have a higher per unit cost as compared to publishing net revenues.

        Cost of sales—product costs represented 56% and 50% of net revenues for the nine months ended December 31, 2001 and 2000, respectively. The increase in cost of sales—product costs as a percentage of net revenues for the nine months ended December 31, 2001 was due to the increase in distribution net revenues as a percentage of total net revenues, as well as a change in the product mix of our publishing business. The product mix for the nine months ended December 31, 2001 reflects a heavier concentration of hand held devices due to the release of Game Boy Advance in June 2001. Hand held devices generally have a higher manufacturing per unit cost than PC's and other console systems.

        Cost of sales—royalty and software amortization expense represented 15% of net revenues for both the three months ended December 31, 2001 and 2000. Cost of sales—royalty and software amortization expense represented 13% and 16% of net revenues for the nine months ended December 31, 2001 and 2000, respectively. The decrease in cost of sales—royalty and software amortization expense as a percentage of net revenues for the nine months ended December 31, 2001 is reflective of the increase in net revenues from hand held devices as a percentage of our total net revenues as hand held devices generally have lower product development costs than PC's or other console systems.

        Product development expenses of $10.8 million and $11.8 million represented 3% and 4% of net revenues for the three months ended December 31, 2001 and 2000, respectively. Product development expenses of $29.1 million and $30.3 million represented 5% and 6% of net revenues for the nine months ended December 31, 2001 and 2000, respectively. Product development expenses for the three and nine months ended December 31, 2001 remained level with the comparable prior year period, reflecting our continued investment in next generation console systems and hand held devices.

        Sales and marketing expenses for the three months ended December 31, 2001 and 2000 were $31.9 million, 9% of net revenues, and $26.7 million, 10% of net revenues, respectively. Sales and marketing expenses for the nine months ended December 31, 2001 and 2000 were $67.1 million, 11% of net revenues, and $68.5 million, 14% of net revenues, respectively. These decreases are due to our ability to generate savings by building on the existing awareness of our branded products and sequel titles sold during fiscal 2002. They also reflect the savings we receive as a result of our multi-platform strategy of releasing branded products on all platforms simultaneously.

        General and administrative expenses remained relatively level with prior year amounts. General and administrative expenses for the three months ended December 31, 2001 and 2000 were $13.2 million, 3% of net revenues, and $12.4 million, 5% of net revenues, respectively. General and administrative expenses for the nine months ended December 31, 2001 and 2000 were $32.6 million, 5% of net revenues, and $31.5 million, 6% of net revenues, respectively.

Operating Income

        Operating income for the three months ended December 31, 2001 and 2000 was $61.8 million and $34.8 million, respectively. Operating income for the nine months ended December 31, 2001 and 2000 was $63.7 million and $37.8 million, respectively.

        The increase in operating income for the three months ended December 31, 2001 over the same period last year was primarily due to an increase in publishing operating income from $30.7 million to $53.5 million, and to a lesser degree, an increase in distribution operating income, from $4.0 million to $8.3 million. The increase in operating income for the nine months ended December 31, 2001 over the same period last year was also primarily due to an increase in publishing operating income, from $35.3 million to $54.3 million, and to a lesser degree, an increase in distribution operating income, from $2.5 million to $9.4 million. These increases in both publishing and distribution operating income reflect our improved net revenues and cost controls as detailed above.

Other Income (Expense)

        Interest income (expense), net changed to $0.3 million and $1.9 million for the three months and nine months ended December 31, 2001, respectively, from ($2.2) million and ($6.6) million for the three months and nine months ended December 31, 2000, respectively. This change was due to our improved cash position resulting in higher investment income and elimination of borrowings and the conversion and/or redemption of our $60.0 million convertible subordinated notes.

Provision for Income Taxes

        The income tax provision of $23.0 million and $24.3 million for the three months and nine months ended December 31, 2001, respectively, reflects our effective income tax rate of approximately 37%. The significant item that generated the variance between our effective rate and our statutory rate of 35% was state taxes. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Liquidity and Capital Resources

        Our cash and cash equivalents were $194.7 million at December 31, 2001 compared to $125.6 million at March 31, 2001. This was in comparison to the comparable prior year periods of $52.3 million at December 31, 2000 compared to $50.0 million at March 31, 2000. This change in cash and cash equivalents for the nine months ended December 31, 2001, resulted from $44.4 million and $29.9 million provided by operating and financing activities, respectively, offset by $6.1 million utilized in investing activities. Cash provided by operating activities was primarily the result of our operational performance during the period and changes in accounts receivable and accounts payable, driven by a seasonal change in working capital needs. Approximately $61.0 million was utilized in connection with the acquisition of publishing or distribution rights to products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products. The cash used in investing activities primarily was the result of capital expenditures. The cash provided by financing activities primarily was the result of proceeds from the issuance of common stock pursuant to employee option and stock purchase plans and common stock warrants, offset by the accelerated repayment of our term loan.

        In connection with our purchases of Nintendo 64 and Game Boy hardware and software cartridges for distribution in North America and Europe, Nintendo requires us to provide irrevocable letters of credit prior to accepting purchase orders. Furthermore, Nintendo maintains a policy of not accepting returns of Nintendo 64, Nintendo GameCube and Game Boy hardware and software cartridges. Because of these and other factors, the carrying of an inventory of Nintendo 64, Nintendo GameCube and Game Boy hardware and software cartridges entails significant capital and risk. As of December 31, 2001, we had $1.2 million of Nintendo 64 and Nintendo GameCube and $13.8 million of Game Boy hardware and software cartridge inventory on hand, which represented approximately 4% and 45%, respectively, of all inventory.

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

        In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million and issue letters of credit up to $80 million on a revolving basis against eligible accounts receivable and inventory. The term loan had a three year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999, a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002. The revolving portion of the U.S Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25%. We pay a commitment fee of 1/4% on the unused portion of the revolver. The Amended and Restated U.S. Facility is collateralized by substantially all of our assets and expires June 2002. The Amended and Restated U.S. Facility contains various covenants that limit our ability to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. We are also required to maintain specified financial ratios related to net worth and fixed charges. We were in compliance with these covenants as of December 31, 2001. As of December 31, 2001, there were no borrowings outstanding under the Amended and Restated U.S. Facility. Letters of credit of $2.9 million were outstanding against the Amended and Restated U.S. Facility as of December 31, 2001.

        We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Netherlands Guilders ("NLG") 10 million ($4.0 million) as of December 31, 2001, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.50% and expires August 2003. Borrowings outstanding and letters of credit outstanding under the Netherlands Facility were $346,000 and $60,600 (NLG $151,200), respectively, as of December 31, 2001.

        We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for British Pounds ("GBP") 7.0 million ($10.2 million) of revolving loans and GBP 1.5 million ($2.2 million) of letters of credit as of December 31, 2001. The UK Facility bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2002. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of December 31, 2001, we were in compliance with these covenants. No borrowings were outstanding against the UK facility as of December 31, 2001. Letters of credit of GBP 1.5 million ($2.2 million) were outstanding against the UK Facility as of December 31, 2001. As of December 31, 2001, the German Facility provides for revolving loans up to Euro dollar ("EUR") 2.6 million ($2.3 million), bears interest at a Eurocurrency rate plus 2.5%, is collateralized by a cash deposit of approximately GBP 650,000 ($944,000) made by our CentreSoft subsidiary and has no expiration date. There were no borrowings outstanding against the German Facility as of December 31, 2001.

        In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property ("IP"). Under these agreements, we commit to provide specified payments to a developer or IP holder, based upon contractual arrangements. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of December 31, 2001 is approximately $67.9 million and is scheduled to be distributed as follows (amounts in thousands):

Fiscal year ending March 31,
2002	$17,027
2003	35,071
2004	8,093
2005	3,550
2006	1,675
Thereafter	2,500

Total	$67,916

        We have historically financed our acquisitions through the issuance of shares of common stock. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us and as to our ability to make such acquisitions and maintain compliance with our bank facilities.

        On December 4, 2001, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register 7,500,000 shares of our $.000001 par value common stock. We may, from time to time, sell up to the 7,500,000 shares in one or more offerings.

        We believe that we have sufficient working capital ($289.8 million at December 31, 2001), as well as proceeds available from the Amended and Restated U.S. Facility, the UK Facility, the Netherlands Facility and the German Facility, to finance our operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

Factors Affecting Future Performance

        In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), we have disclosed certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and Registration Statement on Form S-3, Registration No. 333-74460, filed with the Securities and Exchange Commission on December 4, 2001, which are incorporated herein by reference. The reader or listener is cautioned that we do not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

Recently Issued Accounting Standards

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain elements of EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." Issue 01-9 provides guidance on the income statement classification of consideration that a vendor gives to a customer or a reseller of the vendor's products. Certain provisions of Issue 01-9 are effective for annual and interim periods beginning after December 15, 2001. We do not believe that the adoption of those provisions of Issue 01-9 will have a material impact on our financial condition or results of operations.

        In August 2001, Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We believe the adoption of SFAS No. 144 will not have a material impact on our financial statements.

        SFAS No. 141, "Business Combinations", was issued on July 20, 2001 and addresses financial accounting and reporting for business combinations. SFAS No. 141 requires that the purchase method be used to account and report for all business combinations. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

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

Interest Rate Risk

        We have had a number of variable rate and fixed rate debt obligations, denominated both in U.S. dollars and various foreign currencies as detailed in Note 11 to the Consolidated Financial Statements appearing elsewhere in this Quarterly Report. We manage interest rate risk by monitoring our ratio of fixed and variable rate debt obligations in view of changing market conditions. Additionally, in the future, we may consider the use of interest rate swap agreements to further manage potential interest rate risk.

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

        As of December 31, 2001, the carrying value of our variable rate debt was approximately $346,000. A hypothetical 1% increase in the applicable interest rates of our variable rate debt would increase annual interest expense by approximately $3,460.

Foreign Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year. While we have not traditionally engaged in significant foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

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

  3.4
  Our Certificate of Designation of Series A Junior Preferred Stock, dated December 27, 2001.

  3.5
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

  10.1
  Our 2001 Incentive Plan as amended through October 17, 2001 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

  10.2
  Our 1999 Incentive Plan as amended through October 17, 2001 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

  10.3
  Our 1998 Incentive Plan as amended through October 17, 2001 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

  10.4
  Our 1991 Stock Option and Stock Award Plan as amended through October 17, 2001 (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

  (b)
  Reports on Form 8-K

  1.1
  We have filed a Form 8-K on October 4, 2001, reporting under "Item 5. Other Events" the acquisition of Treyarch Inventions LLC, under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and under "Item 9. Regulation FD Disclosure" the postponement of our proposed common stock offering.

  1.2
  We have filed a Form 8-K on January 18, 2002, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure", the acquisition of Gray Matter Interactive Studios, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2002

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
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY For the nine months ended December 31, 2001 (Unaudited) (In thousands)
ACTIVISION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements For the three and nine months ended December 31, 2001 (Unaudited)
1. Basis of Presentation
2. Stock Split and Shelf Registration
3. Acquisitions
4. Recently Issued Accounting Standards
5. Goodwill and Other Intangible Assets—Adoption of SFAS No. 142
6. Prepaid Royalties and Capitalized Software Costs
7. Revenue Recognition
8. Interest Income (Expense)
9. Supplemental Cash Flow Information
10. Operations by Reportable Segments and Geographic Area
10. Computation of Earnings Per Share
11. Commitments
12. Subsequent Events
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—Three and Nine Months Ended December 31, 2001 and 2000
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II.—OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES