Form 10-K
period 2002-03-31
ACTIVISION INC /NY
filed 2002-06-28
CIK 718877

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.000001 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 18, 2002 was $1,930,944,806.

        The number of shares of the registrant's Common Stock outstanding as of June 18, 2002 was 66,610,565.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2002 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

PART I

Item 1. BUSINESS

(a)
General

        Activision, Inc. ("Activision" or "we") is a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems. We have created, licensed and acquired a group of highly recognizable brands which we market to a growing variety of consumer demographics.

        Our products cover the action, adventure, action-sports, racing, role-playing, simulation and strategy game categories. Over the next few years, we plan to produce products in versions that operate on the Sony PlayStation 2, Nintendo GameCube and Microsoft Xbox console systems, the Nintendo Game Boy hand held devices, as well as on personal computers. Driven partly by the enhanced capabilities of these next generation of platforms, we believe that in the next few years there will be significant growth in the market for interactive entertainment software and we plan to leverage our skills, experience and resources to extend our leading position in the industry.

        Our publishing business involves the development, marketing and sale of products, either directly, by license or through our affiliate label program with third party publishers. In addition to publishing, we maintain distribution operations in Europe that provide logistical and sales services to third party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

        We were originally incorporated in California in 1979. In December 1992, we reincorporated in Delaware. In June 2000, we reorganized into a holding company organizational structure. As a result of this reorganization, Activision, Inc. as it previously existed became our primary operating subsidiary and changed its name to Activision Publishing, Inc.

(b)
Business Combinations

        Over the years, we have consummated a number of acquisitions of both software development companies and software distribution companies. The interactive entertainment industry is consolidating, and we intend to continue to expand our resources through acquisitions, strategic relationships and key license transactions. We expect to focus our acquisition strategy on increasing our development capacity through the acquisition of or investment in selected experienced development firms.

        During fiscal 2002, we completed the acquisition of three privately held interactive software development companies. These acquisitions further enable us to implement our multi-platform development strategy by bolstering our internal product development capabilities for the next generation console systems and personal computers and strengthen our position in the first person action, action and action-sports genres. Effective October 1, 2001, we acquired all of the outstanding ownership interests of Treyarch Invention, LLC ("Treyarch"), a privately held interactive software development company. Treyarch is a console software developer with a focus on action and action-sports video games. On December 30, 1999, we acquired a 40% interest in the outstanding capital stock of Gray Matter Interactive Studios, Inc., formerly known as Video Games West ("Gray Matter"), a privately held software development company, as well as an option to purchase the remaining 60% of outstanding capital stock. Effective January 9, 2002, we exercised our option to acquire the remaining 60% equity interest in Gray Matter. Gray Matter was the developer for our first person action PC product, Return to Castle Wolfenstein and is working on a sequel to such product and a new original action product. On March 27, 2002, we acquired all of the outstanding ownership interests of Shaba Games, LLC ("Shaba"), a privately held interactive software development company. Shaba is a console software developer with a focus on action and action-sports video games.

        Subsequent to March 31, 2002, we acquired a fourth privately held interactive software development company and made a 30% equity investment in a fifth company. On May 20, 2002, we acquired all of the outstanding capital of Z-Axis Ltd. ("Z-Axis"), a privately held interactive software development company. Z-Axis is a console software developer with a focus on action and action-sports video games. On May 10, 2002, we acquired 30% of the outstanding capital stock of Infinity Ward, Inc. ("Infinity Ward"), as well as an option to purchase the remaining 70% of the outstanding capital stock of Infinity Ward. Infinity Ward is a privately held interactive software development company with a focus on first person action games for personal computers.

        See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for additional information regarding these and prior acquisitions.

(c)
Financial Information About Industry Segments

        We have two reportable segments: publishing and distribution. Publishing relates to the development (both internally and externally), marketing and sale of CD-based and cartridge-based interactive entertainment software products owned or controlled by us, either directly, by license or through our affiliate label program with third party publishers. Distribution primarily refers to logistical and sales services provided by our European distribution subsidiaries to third party publishers of interactive entertainment software and manufacturers of interactive entertainment hardware. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

(d)
Narrative Description of Business

Factors Affecting Future Performance

        In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Annual Report on Form 10-K) and oral statements made by or on behalf of our employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. The reader or listener is cautioned that we do not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

We depend on a relatively small number of brands for a significant portion of our revenues and profits.

        A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year. In addition, many of these products have substantial production or acquisition costs and marketing budgets. In fiscal 2002, 50% of our worldwide net publishing revenues (35% of consolidated net revenues) was derived from two brands, one of which accounted for 44% and the other of which accounted for 6% of worldwide net publishing revenues (31% and 4%, respectively, of consolidated net revenues). In fiscal 2001, two brands accounted for 49% of our worldwide net publishing revenues (37% of consolidated net revenues), one of which accounted for 39% and the other of which accounted for 10% of worldwide net publishing revenues (29% and 8%, respectively, of consolidated net revenues). We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenues. Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results may significantly harm our business and financial results.

Our future success depends on our ability to release popular products.

        The life of any one game product is relatively short, in many cases less than one year. It is therefore important for us to be able to continue to develop many high quality new products that are popularly received. If we are unable to do this, our business and financial results may be negatively affected.

        We focus our development and publishing activities principally on products that are, or have the potential to become, franchise brand properties. Many of these products are based on intellectual property and other character or story rights acquired or licensed from third parties. These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or to include new products in existing licenses. The loss of a significant number of our intellectual property licenses or of our relationships with licensors could have a material adverse effect on our ability to develop new products and therefore on our business and financial results.

Transitions in console platforms have a material impact on the market for interactive entertainment software.

        When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of our game console entertainment software products can be expected to slow down or even decline until new platforms have been introduced and have achieved wide consumer acceptance. Each of the three current principal hardware producers launched a new platform in recent years. Sony made the first shipments of its PlayStation 2 console system in North America and Europe in the fourth quarter of calendar year 2000. Microsoft made the first shipments of its Xbox console system in North America in November 2001 and in Europe and Japan in the first quarter of calendar 2002. Nintendo made the first shipments of its Nintendo GameCube console system in North America in November 2001 and in Europe in May 2002. Additionally, in June 2001, Nintendo launched its Game Boy Advance hand held device. We believe the next hardware transition cycle will occur in 2005. Delays in the launch, shortages, technical problems or lack of consumer acceptance of these platforms could adversely affect our sales of products for these platforms.

We must make significant expenditures to develop products for new platforms which may not be successful or released when anticipated.

        The interactive entertainment software industry is subject to rapid technological change. New technologies could render our current products or products in development obsolete or unmarketable. We must continually anticipate and assess the emergence and market acceptance of new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. New platforms have historically required the development of new software and also have the effect of undermining demand for products based on older technologies. Because product development cycles are difficult to predict, we must make substantial product development and other investments in a particular platform well in advance of introduction of the platform. If the platforms for which we develop new software products or modify existing products are not released on a timely basis or do not attain significant market penetration, or if we develop products for a delayed or unsuccessful platform, we may not be able to recover in revenues our development costs which could be significant and our business and financial results could be significantly harmed. An announcement by Sega Corporation in calendar 2001 that it was discontinuing its Dreamcast platform shows that even experienced hardware manufacturers are not immune to failure.

We are exposed to seasonality in the purchases of our products.

        The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season. As a result, our net revenues, gross profits and operating income have historically been highest during the second half of the year. Additionally, in a platform transition period, sales of game console software products can be significantly affected by the timeliness of introduction of game console platforms by the manufacturers of those platforms, such as Sony, Microsoft and Nintendo. The timing of hardware platform introduction is also often tied to holidays and is not within our control. Further, delays in development, licensor approvals or manufacturing can also affect the timing of the release of our products, causing us to miss key selling periods such as the year-end holiday buying season.

We depend on skilled personnel.

        Our success depends to a significant extent on our ability to identify, hire and retain skilled personnel. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with technical, marketing, sales, product development and management skills. We may not be able to attract and retain skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain the services of key personnel, our business and financial results could be negatively impacted.

We depend on Sony and Nintendo for the manufacture of products that we develop for their hardware platforms.

        Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony or Nintendo, the products are manufactured exclusively by that hardware manufacturer. Our hardware platform licenses with Sony and Nintendo provide that the manufacturer may change prices for the manufacturing of products.

        In addition, these agreements include other provisions such as approval rights of all products and related promotional materials that give the manufacturer substantial control over our costs and the release of new titles. Since each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Our business and financial results could be materially harmed by unanticipated delays in the manufacturing and delivery of our products by Sony and Nintendo. In addition, our business and financial results could be materially harmed if Sony or Nintendo used their rights under these agreements to delay the manufacture or delivery of our products, limit the costs recoverable by us to manufacture software for their consoles, or elect to manufacture software themselves or use developers other than us.

If our products contain defects, our business could be harmed significantly.

        Software products as complex as the ones we publish may contain undetected errors when first introduced or when new versions are released. We cannot assure you that, despite extensive testing prior to release, errors will not be found in new products or releases after shipment, resulting in loss of or delay in market acceptance. This loss or delay could significantly harm our business and financial results.

Inadequate intellectual property protections could prevent us from enforcing or defending our proprietary technology.

        We regard our software as proprietary and rely on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We own or license various copyrights and trademarks. While we provide "shrinkwrap" license agreements or limitations on use with our software, it is uncertain to what extent these agreements and limitations are enforceable. We are aware that some unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, it could cause material harm to our business and financial results.

        Policing unauthorized use of our products is difficult, and software piracy can be a persistent problem, especially in some international markets. Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries, and as we leverage our software products using emerging technologies such as the Internet and online services, our ability to protect our intellectual property rights and to avoid infringing intellectual property rights of others may diminish. We cannot assure you that existing intellectual property laws will provide adequate protection for our products in connection with these emerging technologies.

We may be subject to intellectual property claims.

        As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims. Many of our products are highly realistic and feature materials that are based on real world examples, which may inadvertently infringe upon the intellectual property rights of others. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement. From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend.

        Intellectual property litigation or claims could force us to do one or more of the following:

  •
  Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

  •
  Obtain a license from the holder of the infringed intellectual property, which if available at all, may not be available on commercially favorable terms; or

  •
  Redesign our interactive entertainment software products, which could cause us to incur additional costs, delay introduction and possibly reduce commercial appeal of our products.

        Any of these actions may cause material harm to our business and financial results.

We rely on independent third parties to develop many of our software products.

        We often rely on independent third party interactive entertainment software developers to develop many of our software products. Since we depend on these developers in the aggregate, we remain subject to the following risks:

  •
  Continuing strong demand for developers' resources, combined with recognition they receive in connection with their work, may cause developers who worked for us in the past to either work for our competitors in the future or to renegotiate our agreements with them on terms less favorable for us.

  •
  Limited financial resources and business expertise and inability to retain skilled personnel may force developers out of business prior to completing our products or require us to fund additional costs.

  •
  Our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to engage such developers' services for our products.

        Increased competition for skilled third party software developers also has compelled us to agree to make significant advance payments on royalties to game developers. If the products subject to these arrangements do not generate sufficient revenues to recover these royalty advances, we would have to write-off unrecovered portions of these payments, which could cause material harm to our business and financial results. In a few cases, we also agree to pay developers fixed per unit product royalties after royalty advances are fully recouped. To the extent that sales prices of products on which we have agreed to pay a fixed per unit royalty are marked down, our profitability could be adversely affected.

We operate in a highly competitive industry.

        The interactive entertainment software industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. Our competitors vary in size from small companies to very large corporations with significantly greater financial, marketing and product development resources than we have. Due to these greater resources, certain of our competitors can undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties and pay more to third party software developers than we can. We believe that the main competitive factors in the interactive entertainment software industry include: product features; brand name recognition; compatibility of products with popular platforms; access to distribution channels; quality of products; ease of use; price; marketing support; and quality of customer service.

        We compete primarily with other publishers of personal computer and video game console interactive entertainment software. Significant third party software competitors currently include, among others: Acclaim Entertainment, Inc.; Capcom Co. Ltd.; Eidos PLC; Electronic Arts Inc.; Infogrames SA; Konami Company Ltd.; Namco Ltd.; Midway Games, Inc.; Sega Enterprises, Ltd.; Take-Two Interactive Software, Inc.; THQ Inc. and Vivendi Universal Publishing. In addition, integrated video game console hardware and software companies such as Sony Computer Entertainment, Nintendo Co. Ltd. and Microsoft Corporation compete directly with us in the development of software titles for their respective platforms.

        We also compete with other forms of entertainment and leisure activities. For example, we believe that the overall growth in the use of the Internet and online services by consumers may pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and more using the Internet and online services.

We may face difficulty obtaining access to retail shelf space necessary to market and sell our products effectively.

        Retailers of our products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Retailers with limited shelf space typically devote the most and highest quality shelf space to the best selling products. We cannot assure you that our new products will consistently achieve such "best seller" status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. Our products constitute a relatively small percentage of any retailer's sales volume, and we cannot assure you that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support on acceptable terms. A prolonged failure in this regard may significantly harm our business and financial results.

Our sales may decline substantially without warning and in a brief period of time because we generally do not have long-term contracts for the sale of our products.

        We currently sell our products directly through our own sales force to mass merchants, warehouse club stores, large computer and software specialty chains and through catalogs, as well as to a limited number of distributors, in the United States and Canada. Outside North America, we sell our products directly to retailers as well as third party distributors in certain territories. Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. The loss of, or significant reduction in sales to, any of our principal retail customers or distributors could significantly harm our business and financial results. Our two largest customers, Wal-Mart Stores, Inc. and Toys "R" Us, Inc., accounted for approximately 14% and 7%, respectively, of our consolidated net revenues for fiscal 2002. Our five largest retailers including Wal-Mart and Toys "R" Us, accounted for approximately 35% of our consolidated net revenues for fiscal 2002. Wal-Mart and Toys "R" Us, accounted for approximately 10% and 9%, respectively, of our consolidated net revenues for fiscal 2001. Our five largest retailers, including Wal-Mart and Toys "R" Us, accounted for approximately 34% of our consolidated net revenues for fiscal 2001.

We may permit our customers to return our products and to receive pricing concessions which could reduce our net revenues and results of operations.

        We are exposed to the risk of product returns and price protection with respect to our distributors and retailers. Return policies allow distributors and retailers to return defective, shelf-worn and damaged products in accordance with terms granted. Price protection policies, when granted and applicable, allow customers a credit against amounts they owe us with respect to merchandise unsold by them. We may permit product returns from or grant price protection to our customers under certain conditions. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases. We may also consider other factors, including the facilitation of slow moving inventory and other market factors. When we offer price protection, we offer it with respect to a particular product to all of our retail customers, however, only those customers who meet the conditions detailed above can avail themselves of such price protection. We also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide price protection to maintain our relationships with retailers and our access to distribution channels. Product returns and price protection that exceed our reserves could significantly harm our business and financial results.

We may be burdened with payment defaults and uncollectible accounts if our distributors or retailers cannot honor their credit arrangement with us.

        Distributors and retailers in the interactive entertainment software industry have from time to time experienced significant fluctuations in their businesses, and a number of them have failed. The insolvency or business failure of any significant retailer or distributor of our products could materially harm our business and financial results. We typically make sales to most of our retailers and some distributors on unsecured credit, with terms that vary depending upon the customer's credit history, solvency, credit limits and sales history, as well as whether we can obtain sufficient credit insurance. Although we have insolvency risk insurance to protect against our customers' bankruptcy, insolvency or liquidation, this insurance contains a significant deductible and a co-payment obligation, and the policy does not cover all instances of non-payment. In addition, while we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could significantly harm our business and financial results.

We may not be able to maintain our distribution relationships with key vendors.

        Our CD Contact, NBG and CentreSoft subsidiaries distribute interactive entertainment software and hardware products and provide related services in the Benelux territories, Germany and the United Kingdom, respectively, and via export, in other European territories for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers. These services are generally performed under limited term contracts. While we expect to use reasonable efforts to retain these vendors, we may not be successful in this regard. The cancellation or non-renewal of one or more of these contracts could significantly harm our business and financial results. Sony and Nintendo products accounted for approximately 34% and 8%, respectively, of our worldwide net distribution revenues for fiscal 2002.

Our international revenues may be subject to regulatory requirements as well as currency fluctuations.

        Our international revenues have accounted for a significant portion of our total revenues. International sales and licensing accounted for 49%, 43% and 51% of our total net revenues in fiscal 2002, 2001 and 2000, respectively. We expect that international revenues will continue to account for a significant portion of our total revenues in the future. International sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales which are made in local currencies may fluctuate. Presently, we engage in limited currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, fluctuations in currency exchange rates may in the future have a material negative impact on revenues from international sales and licensing and thus our business and financial results.

Our software may be subject to governmental restrictions or rating systems.

        Legislation is periodically introduced at the local, state and federal levels in the United States and in foreign countries to establish a system for providing consumers with information about graphic violence and sexually explicit material contained in interactive entertainment software products. In addition, many foreign countries have laws that permit governmental entities to censor the content and advertising of interactive entertainment software. We believe that mandatory government-run rating systems eventually may be adopted in many countries that are significant markets or potential markets for our products. We may be required to modify our products or alter our marketing strategies to comply with new regulations, which could delay the release of our products in those countries.

        Due to the uncertainties regarding such rating systems, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such rating systems would have on our business. In addition to such regulations, certain retailers have in the past declined to stock some of our products because they believed that the content of the packaging artwork or the products would be offensive to the retailer's customer base. While to date these actions have not caused material harm to our business, we cannot assure you that similar actions by our distributors or retailers in the future would not cause material harm to our business.

Our software may be subject to legal claims.

        Within the past three years, two lawsuits, Linda Sanders, et al. v. Meow Media, Inc., et al, United States District Court for the District of Colorado, and Joe James, et al. v. Meow Media, Inc., et al, United States District Court for the Western District of Kentucky, Paducah Division, have been filed against numerous video game companies, including us, by the families of victims who were shot and killed by teenage gunmen in attacks perpetrated at schools. These lawsuits allege that the video game companies manufactured and/or supplied these teenagers with violent video games, teaching them how to use a gun and causing them to act out in a violent manner. Both lawsuits referenced in this paragraph have been dismissed and are currently undergoing various stages of the appeals process. While our general liability insurance carrier has agreed to defend us in these lawsuits, it is uncertain whether or not the insurance carrier would cover all or any amounts which we might be liable for if the lawsuits are not decided in our favor. If either of the lawsuits are ultimately decided against us and our insurance carrier does not cover the amounts we are liable for, it could have a material adverse effect on our business and financial results. It is possible that similar additional lawsuits may be filed in the future. Payment of significant claims by insurance carriers may make such insurance coverage materially more expensive or unavailable in the future, thereby exposing our business to additional risk.

We may face limitations on our ability to integrate additional acquired businesses or to find suitable acquisition opportunities.

        We intend to pursue additional acquisitions of companies, properties and other assets that can be purchased or licensed on acceptable terms and which we believe can be operated or exploited profitably. Some of these transactions could be material in size and scope. While we will continually be searching for additional acquisition opportunities, we may not be successful in identifying suitable acquisitions. As the interactive entertainment software industry continues to consolidate, we face significant competition in seeking and consummating acquisition opportunities. We may not be able to consummate potential acquisitions or an acquisition may not enhance our business or may decrease rather than increase our earnings. In the future, we may issue additional shares of our common stock in connection with one or more acquisitions, which may dilute our existing shareholders. Future acquisitions could also divert substantial management time and result in short term reductions in earnings or special transaction or other charges. In addition, we cannot guarantee that we will be able to successfully integrate the businesses that we may acquire into our existing business. Our shareholders may not have the opportunity to review, vote on or evaluate future acquisitions.

Our shareholder rights plan, charter documents and other agreements may make it more difficult to acquire us without the approval of our Board of Directors.

        We have adopted a shareholder rights plan under which one right entitling the holder to purchase one one-hundredth of a share of our Series A Junior Preferred Stock price at an exercise price of $40 per share (subject to adjustment) is attached to each outstanding share of common stock. Such shareholder rights plan makes an acquisition of control in a transaction not approved by our Board of Directors more difficult. Our Amended and Restated By-laws have advance notice provisions for nominations for election of nominees to the Board of Directors which may make it more difficult to acquire control of us. Our long-term incentive plans provide for acceleration of stock options following a change in control, which has the effect of making an acquisition of control more expensive. A change in control constitutes a default under our revolving credit facility. In addition, some of our officers have severance compensation agreements that provide for substantial cash payments and accelerations of other benefits in the event of a change in control. These agreements and arrangements may also inhibit a change in control and may have a negative effect on the market price of our common stock.

Our stock price is highly volatile.

        The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:

  •
  Quarter to quarter variations in results of operations

  •
  Our announcements of new products

  •
  Our competitors' announcements of new products

  •
  Our product development or release schedule

  •
  General conditions in the computer, software, entertainment, media or electronics industries

  •
  Timing of the introduction of new platforms and delays in the actual release of new platforms

  •
  Changes in earnings estimates or buy/sell recommendations by analysts

  •
  Investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers

        In addition, the public stock markets experience extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons often unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We do not pay cash dividends on our common stock.

        We have not paid any cash dividends on our common stock and do not anticipate paying dividends in the near future. In addition, our revolving credit facility currently prohibits us from paying cash dividends on our common stock.

Strategy

        Our objective is to be a worldwide leader in the development, publishing and distribution of quality interactive entertainment software products that deliver a highly satisfying consumer entertainment experience. Our strategy includes the following elements:

        Create and Maintain Diversity in Product Mix, Platforms and Markets.    We believe that maintaining a diversified mix of products can reduce our operating risks and enhance profitability. Therefore, we develop and publish products spanning a wide range of product categories, including action, adventure, action-sports, racing, role playing, simulation and strategy, and products designed for target audiences ranging from game enthusiasts and children to mass market consumers and "value priced" buyers. Presently, we concentrate on developing, publishing and distributing products that operate on Sony PlayStation 2, Nintendo GameCube and Microsoft Xbox console systems, Nintendo Game Boy hand held devices and the personal computer. We typically offer our products for use on multiple platforms in order to reduce the risks associated with any single platform, leverage our costs over a larger installed base and increase unit sales.

        Create, Acquire and Maintain Strong Brands.    We focus development and publishing activities principally on products that are, or have the potential to become, franchise properties with sustainable consumer appeal and brand recognition. These products can thereby serve as the basis for sequels, prequels and related new products that can be released over an extended period of time. We believe that the publishing and distribution of products based in large part on franchise properties enhances predictability of revenues and the probability of high unit volume sales and operating profits. We have entered into a series of strategic relationships with the owners of intellectual property pursuant to which we have acquired the rights to publish products based on franchises such as Star Trek, various Disney films such as Toy Story 2 and Marvel Comics' properties such as Spider-Man, X-Men, Blade, Iron Man and Fantastic Four. We have also capitalized on the success of our Tony Hawk's Pro Skater products to sign long-term agreements, many of which are exclusive, with numerous other action-sports athletes including superstars Mat Hoffman in BMX biking, Kelly Slater in surfing, Shaun Palmer in snowboarding, Shaun Murray in wakeboarding and Travis Pastrana in motorcross biking and establish the "Activision O2" brand as the dominant brand in the action-sports category.

        Enforce Disciplined Product Selection and Development Processes.    The success of our publishing business depends, in significant part, on our ability to develop games that will generate high unit volume sales and that can be completed up to our high quality standards. Our publishing units have implemented a formal control process for the selection, development, production and quality assurance of our products. We apply this process, which we refer to as the "Greenlight Process," to products under development with external, as well as internal resources. The Greenlight Process includes in-depth reviews of each project at five intervals during the development process by a team that includes several of our highest ranking operating managers and coordination between our sales and marketing personnel and development staff at each step in the process.

        We develop our products using a strategic combination of our internal development resources and external development resources acting under contract with us, some of who are independent and in some of which we have a capital investment. We typically select our external developers based on their track record and expertise in producing products in the same category. One developer will often produce the same game for multiple platforms and will produce sequels to the original game. We believe that this selection process allows us to strengthen and leverage the particular expertise of our internal and external development resources.

        Continue to Improve Profitability.    We are continually striving to reduce our risk and increase our operating leverage and efficiency with the goal of increased profitability. We believe the key factor affecting our profitability will be the success rate of our product releases. Therefore, our product selection and development process includes, as a significant component, periodic evaluations of the expected commercial success of products under development. Through this process, titles that we determine to be less promising are either discontinued before we incur additional development costs, or if necessary, corrections can be made in the development process. In addition, our focus on cross platform releases and branded products will, we believe, contribute to this strategic goal.

        In order to further our emphasis on improved profitability, we have implemented a number of operational initiatives. We have increased our product development capabilities by allocating a portion of our product development investments to experienced independent development companies working under contract with us, thereby taking advantage of specialized third party developers without incurring the fixed overhead obligations associated with increased internally employed staff. Additionally, we have acquired certain experienced and specialized developers when, in our opinion, we can enhance profitability through the elimination of royalty obligations. Our sales and marketing operations work with our studio resources to increase the visibility of new product launches and to coordinate timing and promotion of product releases. Our finance and administration and sales and marketing personnel work together to improve inventory management and receivables collections. We have broadly instituted objective-based reward programs that provide incentives to management and staff throughout the organization to produce results that meet our financial objectives.

        Grow Through Continued Strategic Acquisitions and Alliances.    The interactive entertainment industry is consolidating, and we believe that success in this industry will be driven in part by the ability to take advantage of scale. Specifically, smaller companies are more capital constrained, enjoy less predictability of revenues and cash flow, lack product diversity and must spread fixed costs over a smaller revenue base. Several industry leaders are emerging that combine the entrepreneurial and creative spirit of the industry with professional management, the ability to access the capital markets and the ability to maintain favorable relationships with strategic developers, property owners and retailers. Through 13 completed acquisitions since 1997, we believe that we have successfully diversified our operations, our channels of distribution, our development talent pool and our library of titles, and have emerged as one of the industry's leaders. We intend to continue to expand our resources through acquisitions, strategic relationships and key license transactions. We expect to focus our acquisition strategy on increasing our development capacity through the acquisition of or investment in selected experienced development firms, and expanding our intellectual property library through licenses and strategic relationships with intellectual property owners.

Products

        We historically have been best known for our action, adventure, strategy and simulation products. With the successful introduction of our series of Activision O2 branded products, such as our Tony Hawk's Pro Skater, Mat Hoffman's Pro BMX and Shaun Palmer's Pro Snowboarding series, we have also become the leader in the action-sports category. We have also established ourselves as a leader in the "value priced" software publishing business with such products as Cabela's Big Game Hunter series and Ski Resort Tycoon. Products published by us in this category are generally developed by third parties, often under contract with us, and are marketed under the Activision Value Publishing name. Value priced software is typically less sophisticated and complex, both in terms of the development process and consumer ease of use. We also publish products in other categories such as leisure and role playing, and we may in the future expand our product offerings into new categories.

        Hardware Licenses.    Our products currently are being developed or published primarily for Sony PlayStation 2, Nintendo GameCube and Microsoft Xbox console systems, Nintendo Game Boy hand held devices and personal computers. In order to maintain general access to the console systems and hand held device marketplace, we have maintained licenses for Sony PlayStation 2, Nintendo GameCube and Microsoft Xbox console systems and Game Boy hand held devices with owners of such platforms. Each license allows us to create multiple products for the applicable system, subject to certain approval rights as to quality which are reserved by each licensor. Each license also requires that we pay the licensor a per unit license fee for each unit manufactured. In contrast, we currently are not required to obtain any license for the development and production of products for personal computers.

        Intellectual Property Rights.    Our current and planned releases are based on intellectual property and other character or story rights licensed from third parties, as well as a combination of characters, worlds and concepts derived from our extensive library of titles, and original characters and concepts owned and created by us. In publishing products based on licensed intellectual property rights, we generally seek to capitalize on the name recognition, marketing efforts and goodwill associated with the underlying property.

        In acquiring intellectual property rights from third parties, we seek to obtain rights to publish titles across a variety of platforms, to include the ability to produce multiple titles and to retain rights over an extended period of time. In past years, we have been able to enter into a series of long-term or multi-product agreements with owners of various intellectual properties that are well known throughout the world, and to create products based on these recognizable characters, story lines or concepts. These agreements typically provide us with exclusive publishing rights for a specific period of time, and in some cases for specified platforms. The scope of our licensing activities includes theatrical motion pictures, television shows, animated films and series, comic books, literary works, sports personalities and events and celebrities. We intend to continue expanding relationships with our existing intellectual property partners and to enter into agreements with other intellectual property owners for other recognizable properties, characters, story lines and concepts. We may not, however, be able to maintain or expand our existing relationships or to seek out and sustain new long-term relationships of similar caliber in the future.

Product Development and Support

        We use a strategic mix of internal and external resources to develop our products. In addition to product developers we own entirely or control, we consider production developers in which we have a significant minority equity investment and those with which we have long-term agreements to develop multiple titles or sequels to be part of our internal product development effort. All of our product development efforts are managed under our "Greenlight Process," a formal management control process for the selection, development and quality assurance of our products.

        We develop and produce titles using a model in which a core group of creative, production and technical professionals, in cooperation with our marketing and finance departments, have overall responsibility for the entire development and production process and for the supervision and coordination of internal and external resources. This team assembles the necessary creative elements to complete a title using, where appropriate, outside programmers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts, and sound and video studios. We believe that this model allows us to supplement internal expertise with top quality external resources on an as needed basis.

        In addition, we often seek out and engage independent third party developers to create products on our behalf. Such products are usually owned by us, and we have unlimited rights to commercially exploit these products. We typically select these independent third party developers based on their expertise in developing products in a specific category and use the same developer to produce the same game for multiple platforms. Each of our third party developers is under contract with us for specific or multiple titles. From time to time, we also license or acquire software products independently created by third party developers and brought to us for publishing and/or distribution. In such cases, the agreements with such developers provide us with exclusive publishing and/or distribution rights for a specific period of time, often for specified platforms and territories. In either case, we often have the ability to publish and/or distribute sequels, conversions, enhancements and add-ons to the product initially being produced by the independent developer and frequently have the right to engage the services of the original developer in regards to the development of such products.

        In consideration for the services provided by independent third party developers, the developer receives a royalty generally based on net sales of the product that it has developed. Typically, the developer also receives an advance, which is recoupable by us from the royalties otherwise required to be paid to the developer. The advance generally is paid in stages with the payment of each stage tied to the completion of a detailed performance milestone. Working with independent developers allows us to reduce our fixed development costs, share development risks with another company, take advantage of third party developers' expertise in connection with certain categories of products or certain platforms and gain access to proprietary development technologies.

        From time to time, we may make a capital investment and hold a minority interest in a third party developer in connection with entertainment software products to be developed by such developer for us, which we believe helps to create a closer relationship between us and the developer. We have a minority interest in, among others, Infinity Ward, Pandemic Studios and Raster Productions. We account for those capital investments in which we have a 20% or greater ownership interest, such as Infinity Ward, or over which we have the ability to exercise significant influence, using the equity method. For those investments in which we hold less than a 20% ownership interest, such as Pandemic Studios and Raster Productions, or over which we do not have the ability to exercise significant influence, we account for our investment using the cost method. There can be no assurance that we will realize long-term benefits from such type of investments or that we will continue to carry such investments at their current value.

"Greenlight Process"

        We have adopted and implemented a rigorous procedure for the selection, development, production and quality assurance of our internally and externally produced entertainment software titles. The process, entitled the "Greenlight Process," involves five phases throughout the pre-development, development and production phases of the title, each of which includes a number of specific performance milestones. The five phases of our "Greenlight Process" are the concept phase, assessment phase, prototype phase, first playable phase and alpha phase. This procedure is designed to enable us to manage and control production and development budgets and timetables, to identify and address production and technical issues at the earliest opportunity, and to coordinate marketing and quality control strategies throughout the production and development phases, all in an environment that fosters creativity. Checks and balances are intended to be provided through the structured interaction of the project team with our creative, technical, marketing and quality assurance/customer support personnel, as well as the legal, accounting and finance departments.

Product Support

        We provide various forms of product support to both our internally and externally developed titles. Our quality assurance personnel are involved throughout the development and production processes for each title published by us. All such products are subjected to extensive testing before release in order to ensure compatibility with the widest possible array of hardware configurations and to minimize the number of bugs and other defects found in the products. To support our products after release, we provide online access to our customers on a 24-hour basis as well as operator help lines during regular business hours. The customer support group tracks customer inquiries, and this data is used to help improve the development and production processes.

Publishing Activities

Marketing

        Our marketing efforts include online activities (such as the creation of World Wide Web pages to promote specific titles), public relations, print and broadcast advertising, coordinated in-store and industry promotions including merchandising and point of purchase displays, participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or on compact discs. From time to time, we also receive marketing support from hardware manufacturers and retailers in connection with their own promotional efforts. In addition, our products contain software that enables customers to "electronically register" their purchases with us online.

        We believe that certain of our franchise properties have loyal and devoted audiences who purchase our sequels as a result of dedication to the property and satisfaction from previous product purchases. Marketing of these sequels is therefore directed both toward the established market as well as broader audiences. In addition, in marketing titles based on licensed properties, we believe that we derive benefits from the marketing and promotional activities of the property owners.

Sales and Distribution

        Domestic.    Our products are available for sale or rental in thousands of retail outlets domestically. Our domestic customers include Best Buy, Blockbuster, Circuit City, Electronic Boutique, GameStop, Kaybee Toys, Target, Toys "R" Us and Wal-Mart. Our two largest customers, Wal-Mart and Toys "R" Us, accounted for approximately 14% and 7%, respectively, of our consolidated net revenues for fiscal 2002. Our five largest retailers, including Wal-Mart and Toys "R" Us, accounted for approximately 35% of our consolidated net revenues for fiscal 2002. Wal-Mart and Toys "R" Us accounted for approximately 10% and 9%, respectively, of our consolidated net revenues for fiscal 2001. Our five largest retailers, including Wal-Mart and Toys "R" Us, accounted for approximately 34% of our consolidated net revenues for fiscal 2001.

        In the United States, our products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores and discount warehouses and mail order companies. We believe that a direct relationship with retail accounts results in more effective inventory management, merchandising and communications than would be possible through indirect relationships. We have implemented electronic data interchange linkages with many of our retailers to facilitate the placing and shipping of orders. We seek to continue to increase the number of retail outlets reached directly through our internal sales force. We sell our products to distributors, such as Ingram Entertainment, for distribution to independent channels.

        International.    We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Canada, Sweden, Australia, and Japan. We seek to maximize our worldwide revenues and profits by releasing high quality foreign language releases concurrently with English language releases, whenever practicable, and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories. We sell directly to large retailers and retail chains in the United Kingdom and Europe. We also sell through third party distributors in these territories and throughout the world.

        Affiliate Labels.    In addition to our own products, we distribute interactive entertainment products that are developed and marketed by other third party publishers through our "affiliate label" programs in North America and Europe. The distribution of other publishers' products allows us to increase the efficiencies of our sales force and provides us with the ability to better ensure adequate shelf presence at retail stores for all of the products that we distribute. We also mitigate the risk associated with a particular title or titles published by us failing to achieve expectations. Services provided by us under our affiliate label program include order solicitation, in-store marketing, logistics and order fulfillment, sales channel management, as well as other accounting and general administrative functions. Our current affiliate label partner is Lucas Arts. Each affiliate label relationship is unique and may pertain only to distribution in certain geographic territories such as the United States or Europe and may be further limited only to specific titles or titles for specific platforms.

Distribution

        We distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries, CentreSoft in the United Kingdom, NBG in Germany and CD Contact in the Benelux territories. These subsidiaries act as wholesalers in the distribution of products and also provide packaging, logistical and sales services and, in some cases, product localization for certain vendors. They provide services to our publishing operations and to various third party publishers, including Sony and Nintendo. CentreSoft is Sony's exclusive distributor of PlayStation products to the independent channel in the United Kingdom. In the fiscal year ended March 31, 2002, sales for Sony and Nintendo accounted for approximately 34% and 8%, respectively, of our worldwide net distribution revenues.

        We acquired CentreSoft and NBG in 1997 and CD Contact in 1998. We entered into the distribution business to obtain distribution capacity in Europe for our own products, while at the same time supporting the distribution infrastructure with third party sales, and in order to diversify our operations into the European market. CentreSoft and our other distribution subsidiaries operate in accordance with strict confidentiality procedures in order to provide independent services to various third party publishers.

Online, Broadband and Wireless Technologies

        We believe that there will be opportunities for further exploitation of titles through the Internet, online services, hand held and other wireless devices and dedicated Internet online gaming services as platform standards evolve and become more accepted. We are actively exploring the establishment of online game playing opportunities and Internet and wireless services as a method for realizing additional revenue from our products and as an additional platform for our products. We also plan to develop online components for products developed for next generation consoles that support online play. Many of our products released for the personal computer contain multi-player gaming capabilities. We released an online version of Tony Hawk's Pro Skater 3 on the PS2 platform. We have licensed rights to various text-based computer games in our library for hand held wireless devices. We believe that many of our other properties may have the potential to be exploited as wireless and online technologies evolve.

Manufacturing

        We prepare a set of master program copies, documentation and packaging materials for our products for each respective hardware platform on which the product will be released. Except with respect to products for use on the Sony and Nintendo systems, our disk duplication, packaging, printing, manufacturing, warehousing, assembly and shipping are performed by third party subcontractors.

        In order to maintain protection over their hardware technologies, Sony and Nintendo generally specify or control the manufacturing and assembly of finished products. We deliver the master materials to the licensor or its approved replicator, which then manufactures finished goods and delivers them to us for distribution under our label. At the time our product unit orders are filled by the manufacturer, we become responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

        To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products or material returns due to product defects.

Competition

        The interactive entertainment industry is intensely competitive. The availability of significant financial resources has become a major competitive factor in this industry primarily as a result of the escalating development, acquisition, production and marketing budgets required to publish quality titles. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles.

Employees

        As of March 31, 2002, we had 1,034 employees, including 467 in product development, 97 in North American publishing, 87 in international publishing, 107 in operations, corporate finance and administration, and 276 in European distribution activities.

        As of March 31, 2002, approximately 160 of our full-time employees were subject to term employment agreements with us. These agreements generally commit such employees to employment terms of between one and three years from the commencement of their respective agreements. Most of the employees subject to such agreements are executives or members of the product development, sales or marketing divisions. These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors and marketing product managers. The execution by us of employment agreements with such employees, in our experience, reduces our turnover during the development and production of our entertainment software products and allows us to plan more effectively for future development activities.

        None of our employees are subject to a collective bargaining agreement, and we have not experienced any labor-related work stoppages.

Financial Information about Foreign and Domestic Operations and Export Sales

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements included in Item 8.

Item 2. PROPERTIES

        Our principal corporate, administrative and product development offices are located in approximately 98,000 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405. The following is a listing of the principal offices maintained by us on June 18, 2002:

Location of Principal Facilities	Square Feet	Lease Expiration Date
Santa Monica, California	98,000	April 30, 2007
Woodland Hills, California	13,700	July 31, 2005
Santa Monica, California	31,000	May 31, 2004
Sausalito, California	6,300	December 31, 2002
Hayward, California	14,300	May 15, 2005
Los Angeles, California	7,500	November 30, 2003
Madison, Wisconsin	14,600	June 30, 2005
Eden Prairie, Minnesota	14,000	May 31, 2008
Eagan, Minnesota	2,800	November 30, 2004
Dallas, Texas	2,300	February 28, 2003
New York, New York	500	April 30, 2006
Ontario, Canada	1,900	June 30, 2003
Berkshire, United Kingdom	11,600	September 29, 2006 — September 8, 2010
Birmingham, United Kingdom	81,000	May 20, 2011 — May 31, 2012
Birmingham, United Kingdom	43,300	Month to Month
Breda, The Netherlands	4,200	January 31, 2007
Eemnes, The Netherlands	1,900	January 1, 2003
Venlo, The Netherlands	44,600	Owned
Bezons, France	3,100	October 31, 2003
Sydney, Australia	3,300	October 31, 2002
Burglengenfeld, Germany	58,000	Owned
Tokyo, Japan	2,300	June 10, 2003
Stockholm, Sweden	160	March 31, 2004

Item 3. LEGAL PROCEEDINGS

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is quoted on The Nasdaq National Market under the symbol "ATVI."

        The following table sets forth for the periods indicated the high and low reported sale prices for our common stock. As of June 18, 2002, there were approximately 3,200 holders of record of our common stock.

	High	Low
Fiscal 2001
First Quarter ended June 30, 2000	$8.10	$3.58
Second Quarter ended September 30, 2000	10.42	4.21
Third Quarter ended December 31, 2000	10.17	6.88
Fourth Quarter ended March 31, 2001	16.83	9.08
Fiscal 2002
First Quarter ended June 30, 2001	$27.43	$13.92
Second Quarter ended September 30, 2001	27.00	15.07
Third Quarter ended December 31, 2001	28.72	16.35
Fourth Quarter ended March 31, 2002	32.75	22.77

        On June 18, 2002, the last reported sales price of our common stock was $29.59.

Dividends

        We paid no cash dividends in 2002 or 2001 and we do not intend to pay any cash dividends at any time in the foreseeable future. We expect that earnings will be retained for the continued growth and development of the business. In addition, our bank credit facility currently prohibits us from paying cash dividends on our common stock. Future dividends, if any, will depend upon our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Stock Split

        In October 2001, the Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend. The stock split was paid at the close of business on November 20, 2001 to shareholders of record as of November 6, 2001. All share and per share data included in this Annual Report on Form 10-K has been restated as if the stock split had occurred as of the earliest period presented.

Sales of Unregistered Equity Securities

        On December 30, 1999, we issued 115,547 shares of our common stock to acquire a 40% interest in the outstanding capital stock of Gray Matter Interactive Studios, Inc., formerly known as Video Games West, ("Gray Matter"), a privately held software development company, as well as an option to purchase the remaining 60% of outstanding capital stock. Effective January 9, 2002, we exercised our option to acquire the remaining 60% of outstanding capital stock of Gray Matter in exchange for 133,690 shares of our common stock.

        Effective October 1, 2001, we acquired all of the outstanding ownership interests of Treyarch Invention, LLC ("Treyarch"), a privately held interactive software development company, in exchange for 818,961 shares of our common stock. Additional shares of our common stock also may be issued to Treyarch's equity holders and employees over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria.

        On March 27, 2002, we acquired all of the outstanding ownership interests of Shaba Games, LLC ("Shaba"), a privately held interactive software development company, in exchange for 258,621 shares of our common stock. Additional shares of our common stock also may be issued to Shaba's equity holders and employees over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria.

        None of the shares were registered under the Securities Act of 1933, as amended (the "Securities Act"), by reason of the exemption under Section 4(2) of the Securities Act. We subsequently registered the shares issued in connection with the Gray Matter, Treyarch and Shaba transactions for resale by the holders thereof.

Repurchase Plan

        As of May 9, 2000, our Board of Directors authorized the purchase of up to $15.0 million of our common stock as well as our convertible subordinated notes. The shares and notes could be purchased from time to time through the open market or in privately negotiated transactions. During the year ended March 31, 2001, we repurchased 3.6 million shares of our common stock for approximately $15.0 million. We financed the purchase of such shares with available cash.

Shareholders' Rights Plan

        On April 18, 2000, our Board of Directors approved a shareholders rights plan (the "Rights Plan"). Under the Rights Plan, each common shareholder at the close of business on April 19, 2000 received a dividend of one right for each share of common stock held. Each right represents the right to purchase one one-hundredth (1/100) of a share of our Series A Junior Preferred Stock at an exercise price of $40.00. Initially, the rights are represented by our common stock certificates and are neither exercisable nor traded separately from our common stock. The rights will only become exercisable if a person or group acquires 15% or more of the common stock of Activision, or announces or commences a tender or exchange offer which would result in the bidder's beneficial ownership of 15% or more of our common stock.

        In the event that any person or group acquires 15% or more of our outstanding common stock, each holder of a right (other than such person or members of such group) will thereafter have the right to receive upon exercise of such right, in lieu of shares of Series A Junior Preferred Stock, the number of shares of common stock of Activision having a value equal to two times the then current exercise price of the right. If we are acquired in a merger or other business combination transaction after a person has acquired 15% or more of our common stock, each holder of a right will thereafter have the right to receive upon exercise of such right a number of the acquiring company's common shares having a market value equal to two times the then current exercise price of the right. For persons who, as of the close of business on April 18, 2000, beneficially own 15% or more of the common stock of Activision, the Rights Plan "grandfathers" their current level of ownership, so long as they do not purchase additional shares in excess of certain limitations.

        We may redeem the rights for $.01 per right at any time until the first public announcement of the acquisition of beneficial ownership of 15% of our common stock. At any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of our common stock, we may exchange all or part of the rights for shares of common stock at an exchange ratio of one share of common stock per right. The rights expire on April 18, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information for our equity compensation plans in effect as of March 31, 2002 is as follows (amounts in thousands, except per share amounts):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,376	$12.71	716
Equity compensation plans not approved by security holders	9,264	$8.48	677
Total	13,640	$9.83	1,393

        On April 4, 2002, our Board of Directors approved the Activision 2002 Incentive Plan (the "2002 Plan"). The total number of shares of common stock available for distribution under the 2002 Plan is 2,350,000. The 2002 Plan is not approved by security holders.

        Also on April 4, 2002, our Board of Directors approved a 1.5 million share increase in the total number of shares available for distribution under the Activision 2001 Incentive Plan (the "2001 Plan"). This increase in the 2001 Plan will be put before our shareholders for approval in connection with our 2002 Annual Meeting of Shareholders.

        See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 for the material features of each equity compensation plan that was adopted without security holder approval.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2002 are derived from our audited consolidated financial statements. The Consolidated Balance Sheets as of March 31, 2002 and 2001 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended March 31, 2002, and the reports thereon, are included elsewhere in this Form 10-K.

	Fiscal years ended March 31,
		Restated (1)
	2002 (2)	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$786,434	$620,183	$572,205	$436,526	$312,906
Cost of sales — product costs	435,725	324,907	319,422	260,041	176,188
Cost of sales — intellectual property licenses and software royalties and amortization	99,006	89,702	91,238	36,990	29,840
Income (loss) from operations	80,574	39,807	(30,325)	26,667	9,218
Income (loss) before income tax provision	83,120	32,544	(38,736)	23,636	8,106
Net income (loss)	52,238	20,507	(34,088)	14,891	4,970
Basic earnings (loss) per share	1.03	0.55	(0.92)	0.43	0.15
Diluted earnings (loss) per share	0.88	0.50	(0.92)	0.41	0.14
Basic weighted average common shares outstanding	50,651	37,298	37,037	34,292	33,057
Diluted weighted average common shares outstanding	59,455	41,100	37,037	35,898	34,364
Selected Operating Data:
EBITDA (3)	86,791	46,075	15,541	33,155	14,564
Cash provided by (used in):
Operating activities	111,792	81,565	2,883	(42,341)	(1,986)
Investing activities	(8,701)	(8,631)	(25,041)	(3,800)	(10,158)
Financing activities	50,402	2,547	42,028	7,220	62,862
	As of March 31,
		Restated (1)
	2002 (2)	2001	2000	1999	1998
Balance Sheet Data:
Working capital	$333,199	$182,980	$158,225	$136,355	$115,782
Cash and cash equivalents	279,007	125,550	49,985	33,037	74,319
Goodwill	35,992	10,316	12,347	21,647	23,473
Total assets	556,887	359,957	309,737	283,345	229,366
Long-term debt	3,122	63,401	73,778	61,143	61,192
Shareholders' equity	430,091	181,306	132,009	127,190	97,475

(1)
Consolidated financial information for fiscal years 2001 - 1998 has been restated for the effect of our three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record as of November 6, 2001, paid November 20, 2001.

(2)
Effective April 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and should not be amortized but rather tested at least annually for impairment. In accordance with SFAS No. 142, we have not amortized goodwill during the year ended March 31, 2002. See Note 6 of Notes to the Consolidated Financial Statements included in Item 8.

(3)
EBITDA represents income (loss) before interest, income taxes and depreciation and amortization on property and equipment and goodwill. We believe that EBITDA provides useful information regarding our ability to service our debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income (loss), as an indicator of our operating performance or cash flow as a measure of liquidity.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

        We are a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems. We have created, licensed and acquired a group of highly recognizable brands which we market to a growing variety of consumer demographics.

        Our products cover the action, adventure, action-sports, racing, role-playing, simulation and strategy game categories. Historically, we have offered our products in versions that operate on the Sony PlayStation ("PS1"), Sony PlayStation 2 ("PS2"), Nintendo 64 ("N64"), Nintendo GameCube ("GameCube") and Microsoft Xbox ("Xbox") console systems, Nintendo Game Boy Advance ("GBA") and Game Boy Color ("GBC") hand held devices, as well as on personal computers ("PC"). Driven partly by the enhanced capabilities of the next generation of platforms, we believe that in the next few years there will be significant growth in the market for interactive entertainment software and we plan to leverage our skills, experience and resources to extend our leading position in the industry.

        Our publishing business involves the development, marketing and sale of products, either directly, by license or through our affiliate label program with third party publishers. In the United States, our products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies. We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Australia, Sweden, Canada and Japan. Our products are sold internationally on a direct to retail basis and through third party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries located in the United Kingdom, the Netherlands and Germany. In addition to publishing, we maintain distribution operations in Europe that provide logistical and sales services to third party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

        Our profitability is directly affected by the mix of revenues from our publishing and distribution segments. Publishing operating margins are substantially higher than margins realized from our distribution segment. Operating margins in our distribution segment are also affected by the mix of hardware and software sales, with software producing higher margins than hardware.

Critical Accounting Policies

        We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition.    We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers. We may permit product returns from or grant price protection to our customers on unsold merchandise under certain conditions. Price protection policies, when granted and applicable, allow customers a credit against amounts they owe us with respect to merchandise unsold by them. With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned. In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable. Revenue recognition also determines the timing of certain expenses, including cost of sales—intellectual property licenses and cost of sales—software royalties and amortization.

        Allowances for Returns, Price Protection, Doubtful Accounts and Inventory Obsolescence. We may permit product returns from or grant price protection to our customers under certain conditions. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases. We may also consider other factors, including the facilitation of slow moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection. We estimate the amount of future returns and price protection based upon historical experience, customer inventory levels, current economic trends and changes in the demand and acceptance of our products by the end consumer. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

        Similarly, management must make estimates of the uncollectibility of our accounts receivable. In estimating allowance for doubtful accounts, we analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customers' payment terms and their economic condition. Any significant changes in any of these criteria would impact management's estimates in establishing our allowance for doubtful accounts.

        We value inventory at the lower of cost or market. We regularly review inventory quantities on hand and in the retail channel and record a provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would impact management's estimates in establishing our inventory provision.

        Software Development Costs.    Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for the internal development of products.

        We account for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of product development costs, capitalized costs when we believe such amounts are not recoverable. Amounts related to software development which are not capitalized are charged immediately to product development expense.

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

        Commencing upon product release, capitalized software development costs are amortized to cost of sales—software royalties and amortization based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of six months or less. For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

        Significant management judgment and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs.

        Intellectual Property Licenses.    Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of our products.

        We evaluate the future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is used. The following criteria is used to evaluate expected product performance: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to our budgeted amount.

        Commencing upon the related product's release, capitalized intellectual property license costs are amortized to cost of sales—intellectual property licenses based on the ratio of current revenues to total projected revenues. For products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

        Significant management judgment and estimates are utilized in the assessment of the recoverability of capitalized costs.

        The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory and platform, as well as operating income (loss) by business segment:

	Fiscal years ended March 31,
	2002		2001		2000
	(In thousands)
Net revenues	$786,434	100%	$620,183	100%	$572,205	100%
Costs and expenses:
Cost of sales — product costs	435,725	56	324,907	52	319,422	56
Cost of sales — intellectual property licenses	40,114	5	39,838	6	49,174	9
Cost of sales — software royalties and amortization	58,892	7	49,864	8	42,064	7
Product development	40,960	5	41,396	8	26,275	5
Sales and marketing	86,161	11	85,378	14	87,303	15
General and administrative	44,008	6	37,491	6	36,674	6
Amortization of intangibles	—	—	1,502	—	41,618	7

Total costs and expenses	705,860	90	580,376	94	602,530	105

Income (loss) from operations	80,574	10	39,807	6	(30,325)	(5)
Interest income (expense), net	2,546	1	(7,263)	(1)	(8,411)	(2)

Income (loss) before income tax provision	83,120	11	32,544	5	(38,736)	(7)
Income tax provision (benefit)	30,882	4	12,037	2	(4,648)	(1)

Net income (loss)	$52,238	7%	$20,507	3%	$(34,088)	(6%)

NET REVENUES BY TERRITORY:
United States	$404,905	51%	$352,893	57%	$282,847	49%
Europe	368,799	47	256,228	41	277,485	49
Other	12,730	2	11,062	2	11,873	2

Total net revenues	$786,434	100%	$620,183	100%	$572,205	100%

SEGMENT/PLATFORM MIX:
Publishing:
Console	$432,163	79%	$349,528	75%	$281,204	71%
PC	117,345	21	116,534	25	115,487	29

Total publishing net revenues	549,508	70	466,062	75	396,691	69

Distribution:
Console	207,574	88	117,365	76	129,073	74
PC	29,352	12	36,756	24	46,441	26

Total distribution net revenues	236,926	30	154,121	25	175,514	31

Total net revenues	$786,434	100%	$620,183	100%	$572,205	100%

OPERATING INCOME (LOSS) BY SEGMENT:
Publishing	$68,675	9%	$35,687	5%	$(35,049)	(6%)
Distribution	11,899	1	4,120	1	4,724	1

Total operating income (loss)	$80,574	10%	$39,807	6%	$(30,325)	(5%)

Results of Operations—Fiscal Years Ended March 31, 2002 and 2001

        Net income for fiscal year 2002 was $52.2 million or $0.88 per diluted share, as compared to $20.5 million or $0.50 per diluted share in fiscal year 2001.

Net Revenues

        Net revenues for the year ended March 31, 2002 increased 27% from the prior fiscal year, from $620.2 million to $786.4 million. This increase was driven by the performance of both our publishing segment and our distribution segment.

        Publishing net revenues for the year ended March 31, 2002 increased 18% from $466.1 million to $549.5 million. This increase primarily was due to publishing console net revenues increasing 24% from $349.5 million to $432.2 million. The increase in publishing console net revenues was attributable to the release in fiscal 2002 of several titles for next generation platforms that sold very well in both the domestic and international marketplaces, as well as continuing strong worldwide sales for titles released on existing platforms. Such titles included Tony Hawk's Pro Skater 3 for PS2, GameCube and PS1, Tony Hawk's Pro Skater 2 for GBA, N64 and PS1, Wreckless: The Yakuza Missions for Xbox, as well as Mat Hoffman's Pro BMX for PS1, GBA and GBC. A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year. In fiscal 2002, 50% of our worldwide net publishing revenues (35% of consolidated net revenues) was derived from two brands, one of which accounted for 44% and the other of which accounted for 6% of worldwide net publishing revenues (31% and 4%, respectively, of consolidated net revenues). In fiscal 2001, two brands accounted for 49% of our worldwide net publishing revenues (37% of consolidated net revenues), one of which accounted for 39% and the other of which accounted for 10% of worldwide net publishing revenues (29% and 8%, respectively, of consolidated net revenues). We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenues. In fiscal 2002, 56% of publishing console net revenues were derived from sales of titles for next generation platforms while 44% were derived from sales of titles for existing platforms. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. We expect sales from existing generation platform titles to decline and sales from next generation platform titles to increase as the installed base of next generation platforms grows. Publishing PC net revenues for the year ended March 31, 2002 remained relatively consistent with the prior year, increasing from $116.5 million to $117.3 million. Our PC business was flat primarily due to the fact that, despite the successful launch of Return to Castle Wolfenstein for the PC in the third quarter of fiscal 2002, there was a lower number of premium PC titles released in the year ended March 31, 2002, as compared to the year ended March 31, 2001.

        Distribution net revenues for the year ended March 31, 2002 increased 54% from the prior fiscal year, from $154.1 million to $236.9 million, primarily driven by an increase in our distribution console net revenues. Distribution console net revenues for the year ended March 31, 2002 increased 77% over the prior fiscal year, from $117.4 million to $207.6 million. We are the sole distributor of Sony products in the independent channel in the United Kingdom ("UK"). Accordingly, we benefited from the price reduction on PS2 hardware that was effective September 2001, as this resulted in both an increase in sales of PS2 hardware, as well as an increase in sales of PS2 software due to the corresponding larger installed hardware base. Additionally, in fiscal 2002, we began distributing Nintendo products within the UK. These items, along with the improved market conditions in Europe, have resulted in the continued improvements in our distribution business.

        Domestic net revenues grew 15% from $352.9 million to $404.9 million. International net revenues increased by 43% from $267.3 million to $381.5 million. The increase in domestic net revenues is reflective of the improvements in our publishing segment as described above, and the increase in international net revenues is reflective of the improvements in our publishing and distribution segments as described above.

Costs and Expenses

        Cost of sales—product costs represented 56% and 52% of consolidated net revenues for the year ended March 31, 2002 and 2001, respectively. The increase in cost of sales—product costs as a percentage of consolidated net revenues for the year ended March 31, 2002 was due to the increase in distribution net revenues as a percentage of total consolidated net revenues, as well as a change in the product mix of our publishing business. Distribution net revenues have a higher per unit cost as compared to publishing net revenues. The product mix of our publishing business for the year ended March 31, 2002 reflects a heavier concentration of console products and hand held devices. Console products generally have a higher manufacturing per unit cost than PCs. Hand held devices generally have the highest manufacturing per unit cost of all platforms.

        Cost of sales—intellectual property licenses decreased as a percentage of publishing net revenues to 7% for the year ended March 31, 2002, from 9% for the year ended March 31, 2001. The decrease is reflective of the fact that in the year ended March 31, 2001, several of our top performing titles were products with high intellectual property royalty rates.

        Cost of sales—software royalties and amortization remained flat at 11% of publishing net revenues for the years ended March 31, 2002 and 2001.

        Product development expenses of $41.0 million and $41.4 million represented 7% and 9% of publishing net revenues for the year ended March 31, 2002 and 2001, respectively. The decrease in product development expenses as a percentage of publishing net revenue is reflective of the fact that during the year ended March 31, 2002, a higher proportion of product development expenditures were incurred subsequent to the establishment of technological feasibility as compared to the prior fiscal year in which more product development expenditures were incurred prior to the establishment of technological feasibility and were, accordingly, charged directly to product development expense. In addition, our "Greenlight Process" for the selection, development, production and quality assurance of our products has exercised rigorous control over product development expenditures.

        Sales and marketing expenses of $86.2 million and $85.4 million represented 11% and 14% of consolidated net revenues for the year ended March 31, 2002 and 2001, respectively. This decrease as a percentage of consolidated net revenues reflects our ability to generate savings by building on the existing awareness of our branded products and sequel titles sold during fiscal 2002. It also reflects the savings we receive from the increased success of releasing a higher proportion of our branded products simultaneously on multiple platforms.

        General and administrative expense for the year ended March 31, 2002, increased 17%, from $37.5 million to $44.0 million. As a percentage of consolidated net revenues, general and administrative expenses remained relatively constant at approximately 6%. The increase in the dollar amount of general and administrative expenses was due to an increase in worldwide administrative support needs and headcount related expenses.

        Amortization of intangibles decreased from $1.5 million for the year ended March 31, 2001 to zero for the year ended March 31, 2002. Effective April 1, 2001, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and should not be amortized but rather tested at least annually for impairment. As such, we did not record goodwill amortization for the year ended March 31, 2002.

Operating Income

        Operating income for the year ended March 31, 2002, was $80.6 million, compared to $39.8 million in the prior fiscal year. The increase in operating income for the year ended March 31, 2002 over the prior fiscal year was primarily due to an increase in the success of our publishing business due to branding, cross platform releases and operating efficiencies obtained via the leveraging of our infrastructure and, to a lesser degree, an increase in our distribution business resulting from the growth of the next generation hardware and software markets.

Interest Income (Expense), Net

        Interest income (expense), net changed to $2.5 million of interest income for the year ended March 31, 2002, from $(7.3) million of interest expense for the year ended March 31, 2001. This change was due to our improved cash position resulting in higher investment income, the elimination of bank borrowings and the conversion and/or redemption of our $60.0 million convertible subordinated notes in the first quarter of fiscal 2002.

Provision for Income Taxes

        The income tax provision of $30.9 million for the year ended March 31, 2002, reflects our effective income tax rate of approximately 37%. The significant items generating the variance between our effective rate and our statutory rate of 35% are state taxes and an increase in our deferred tax asset valuation allowance which is partially offset by research and development tax credits and the impact of foreign tax rate differentials. The realization of deferred tax assets is dependent on the generation of future taxable income. Management believes that it is more likely than not that we will generate sufficient taxable income to realize the benefit of net deferred tax assets recognized.

Results of Operations—Fiscal Years Ended March 31, 2001 and 2000

        Net income (loss) for fiscal year 2001 was $20.5 million or $0.50 per diluted share, as compared to net loss of $(34.1) million or $(0.92) per diluted share in fiscal year 2000. The 2000 results were negatively impacted by a strategic restructuring charge totaling $70.2 million, approximately $61.8 million net of tax, or $(1.67) per diluted share.

Strategic Restructuring Plan

        In the fourth quarter of fiscal 2000, we finalized a strategic restructuring plan to accelerate the development and sale of interactive entertainment products for the next generation consoles and the Internet. Costs associated with this plan amounted to $70.2 million, approximately $61.8 million net of taxes, and were recorded in the consolidated statement of operations in the fourth quarter of fiscal year 2000 and classified as follows (amounts in millions):

Net revenues	$11.7
Cost of sales—intellectual property licenses and software royalties and amortization	11.9
Product development	4.2
General and administrative	5.2
Amortization of intangible assets	37.2

$70.2

        The component of the charge included in amortization of intangible assets represented a write down of intangibles including goodwill, relating to Expert Software, Inc. ("Expert"), one of our value publishing subsidiaries, totaling $26.3 million. We consolidated Expert into our Head Games subsidiary, forming one integrated business unit, Activision Value Publishing, Inc. As part of this consolidation, we discontinued substantially all of Expert's product lines, terminated substantially all of Expert's employees and phased out the use of the Expert name. In addition, a $10.9 million write down of goodwill relating to TDC, an OEM business unit, was recorded. During fiscal 2000, the OEM market went through radical changes due to price declines of PCs and hardware accessories. The sum of the undiscounted future cash flow of these assets was not sufficient to cover the carrying value of these assets and as such was written down to fair market value.

        The component of the charge included in net revenues and general and administrative expense represents costs associated with the planned termination of a substantial number of our third party distributor relationships in connection with our realignment of our worldwide publishing business to leverage our existing sales and marketing organizations and improve the control and management of our products. These actions resulted in an increase in the allowance for sales returns of $11.7 million and the allowance for doubtful accounts of $3.4 million. The plan also included a severance charge of $1.2 million for employee redundancies.

        The components of the $11.9 million charge included in cost of sales included the write-down of capitalized software costs and licensor warrants granted in connection with the development of software and the acquisition of licensing rights for intellectual property. The product lines to which these write-downs related, for example Heavy Gear, Interstate 82 and Battlezone, were strictly PC lines that appealed primarily to a smaller subset of gaming enthusiasts. Based upon the growth of the console market and the upcoming release of the next generation console platforms, we determined not to exploit these titles going forward as we did not believe that they would have a viable future with the next generation platforms. Of the $11.9 million charge, approximately $8.6 million was related to future releases of products and approximately $3.3 million was related to the cessation of certain existing product lines.

        During fiscal 2001, we completed the restructuring initiatives associated with the fiscal 2000 restructuring plan without any significant adjustments.

        Details of activity in the restructuring plan during fiscal 2001 were as follows (amounts in millions):

	Balance March 31, 2000	Adjustments	Activity	Balance March 31, 2001
Non-Cash Components:
Goodwill	$37.2	$—	$(37.2)	$—
Software development costs and intellectual property licenses write-downs	16.1	—	(16.1)	—
Allowance for doubtful accounts	3.4	—	(3.4)	—
Allowance for sales returns	11.7	0.8	(12.5)	—

	68.4	0.8	(69.2)	—

Cash Components:
Severance	1.2	—	(1.2)	—
Lease costs	0.6	—	(0.6)	—

	1.8	—	(1.8)	—

	$70.2	$0.8	$(71.0)	$—

Net Revenues

        Net revenues for the year ended March 31, 2001 increased 8% from the prior fiscal year, from $572.2 million to $620.2 million. This increase was driven by the performance of our publishing segment, partially offset by declines experienced in our distribution segment.

        Publishing net revenues for the year ended March 31, 2001 increased 17% from $396.7 million to $466.1 million. This increase primarily was due to publishing console net revenues increasing 24% from $281.2 million to $349.5 million. The increase in publishing console net revenues was attributable to the release in fiscal 2001 of several titles that sold very well in the marketplace, including Tony Hawk's Pro Skater 2 (PS1, Sega Dreamcast and GBC), Spiderman (PS1, N64 and GBC), X-Men Mutant Academy

(PS1 and GBC), as well as continuing strong sales of the original Tony Hawk's Pro Skater (PS1 and N64). Publishing PC net revenues for the year ended March 31, 2001 remained relatively constant with the prior year, increasing from $115.5 million to $116.5 million.

        For the year ended March 31, 2001, distribution net revenues decreased 12% from prior fiscal year from $175.5 million to $154.1 million. The decrease was mainly attributable to the continued weakness in the European console market as a result of the transition to next generation console systems. Based on previous new hardware launches, we expect that our distribution business will benefit in future periods from the introduction of PS2 and other next generation consoles. In the fourth quarter of fiscal 2001, distribution had its best results in eight quarters, reflecting the accelerating opportunities from the introduction of new console systems.

        Domestic net revenues grew 25% from $282.8 million to $352.9 million. International net revenues decreased by 8% from $289.4 million to $267.3 million. The increase in domestic net revenues is reflective of the increases in our publishing segment as described above and the decrease in international net revenues is reflective of the declines in our distribution segment as described above.

Costs and Expenses

        Cost of sales—product costs represented 52% and 56% of consolidated net revenues for the year ended March 31, 2001 and 2000, respectively. The decrease in cost of sales—product costs as a percentage of consolidated net revenues for the year ended March 31, 2001 was due to the decrease in distribution net revenues, partially offset by a higher publishing console net revenue mix. Distribution products have a higher per unit product cost than publishing products, and console products have a higher per unit product cost than PC products.

        Cost of sales—intellectual property licenses and cost of sales—software royalties and amortization, combined, represented 19% and 23% of publishing net revenues for the year ended March 31, 2001 and 2000, respectively. The decrease in cost of sales—intellectual property licenses and cost of sales—software royalties and amortization, combined, as a percentage of publishing net revenues is reflective of the $11.9 million of write-offs recorded in the fourth quarter of fiscal 2000 relating to our restructuring plan as previously described.

        Product development expenses of $41.4 million and $26.3 million represented 9% and 7% of publishing net revenues for the fiscal year ended March 31, 2001 and 2000, respectively. These increases in product development expenses in dollars and as a percentage of publishing net revenues reflect our investment in the development of products for next generation console and hand held devices, including PS2, Xbox, GameCube and GBA. The increases are also reflective of the increase in the number of titles expected to be released in fiscal 2002, 52 titles, compared to fiscal 2001, 35 titles. Of the 52 titles expected to be released in fiscal 2002, 19 titles are for next generation platforms, which have higher development costs than existing platform titles.

        Sales and marketing expenses of $85.4 million and $87.3 million represented 14% and 15% of consolidated net revenues for the fiscal year ended March 31, 2001 and 2000, respectively. This decrease reflects our ability to generate savings by building on the existing awareness of our branded products and sequel titles sold during fiscal 2001.

        General and administrative expenses for the year ended March 31, 2001 remained constant with the prior fiscal year, increasing 2% from $36.7 million to $37.5 million. As a percentage of consolidated net revenues, fiscal 2001 general and administrative expenses also remained relatively constant with the prior fiscal year at approximately 6%.

        Amortization of intangibles decreased substantially from $41.6 million in fiscal 2000 to $1.5 million in fiscal 2001. This was due to the write-off in fiscal 2000 of goodwill acquired in purchase acquisitions in conjunction with our restructuring plan as previously described.

Operating Income (Loss)

        Operating income (loss) for the year ended March 31, 2001, was $39.8 million, compared to $(30.3) million in fiscal 2000. This increase in consolidated operating income is primarily the result of increased operating income in our publishing business.

        Publishing operating income (loss) for the year ended March 31, 2001 increased to $35.7 million, compared to $(35.0) million in the prior fiscal year. The increase reflects the charges incurred in fiscal 2000 in conjunction with our restructuring plan as previously described, which predominantly impacted our publishing segment. Distribution operating income for the year ended March 31, 2001 remained flat at $4.1 million, compared to $4.7 million in the prior fiscal year.

Interest Income (Expense), Net

        Interest income (expense), net decreased to $(7.3) million for the year ended March 31, 2001, from $(8.4) million for the year ended March 31, 2000. This decrease in interest expense was due to lower average borrowings on the revolving portion of our $125.0 million term loan and revolving credit facility (the "U.S. Facility") during fiscal 2001 when compared to prior fiscal year, as well as increased interest earned as a result of higher investable cash balances throughout the year.

Provision for Income Taxes

        The income tax provision of $12.0 million for the fiscal year ended March 31, 2001, reflects our effective income tax rate of approximately 37%. The significant items generating the variance between our effective rate and our statutory rate of 35% are state taxes and nondeductible goodwill amortization, partially offset by a decrease in our deferred tax asset valuation allowance and research and development tax credits. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. Management believes that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Quarterly Operating Results

        Our quarterly operating results have in the past varied significantly and will likely vary significantly in the future, depending on numerous factors, several of which are not under our control. See Item 1 "Business—Factors Affecting Future Performance." Our business also has experienced and is expected to continue to experience significant seasonality, in part due to consumer buying patterns. Net revenues typically are significantly higher during the fourth calendar quarter, primarily due to the increased demand for consumer software during the year-end holiday buying season. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

        The following table is a comparative breakdown of our quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

	Quarter ended
			Restated (1)
	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000
Net revenues	$164,912	$371,341	$139,604	$110,577	$126,789	$264,473	$144,363	$84,558
Operating income (loss)	16,862	61,801	3,144	(1,235)	2,015	34,754	9,536	(6,498)
Net income (loss)	10,884	39,110	2,215	29	875	20,505	4,306	(5,179)
Basic earnings (loss) per share	0.20	0.75	0.04	0.00	0.02	0.56	0.12	(0.14)
Diluted earnings (loss) per share	0.17	0.66	0.04	0.00	0.02	0.47	0.11	(0.14)

(1)
Per share amounts have been restated to give effect to our three-for-two stock split effected in the form of a 50% stock dividend for shareholders of record as of November 6, 2001, paid November 20, 2001.

Liquidity and Capital Resources

        Our cash and cash equivalents were $279.0 million at March 31, 2002 compared to $125.6 million at March 31, 2001. This $153.4 million increase in cash and cash equivalents for the year ended March 31, 2002, resulted from $111.8 million and $50.4 million provided by operating and financing activities, respectively, offset by $8.7 million utilized in investing activities. The principle components comprising cash flows from operating activities included favorable operating results, tax benefits from stock option and warrant exercises and reductions in inventory levels, partially offset by our continued investment in software development and intellectual property licenses. Approximately $77.0 million was utilized in fiscal 2002 in connection with the acquisition of publishing or distribution rights to products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products. The cash used in investing activities primarily was the result of equipment purchases. The cash provided by financing activities primarily was the result of proceeds from the issuance of common stock pursuant to employee stock option and stock purchase plans and common stock warrants, offset by the accelerated repayment of our term loan.

        In connection with our purchases of Nintendo 64, Nintendo GameCube and Game Boy hardware and software cartridges for distribution in North America and Europe, Nintendo requires us to provide either irrevocable or standby letters of credit prior to accepting purchase orders. Furthermore, Nintendo maintains a policy of not accepting returns of Nintendo 64, Nintendo GameCube or Game Boy hardware and software cartridges. Because of these and other factors, the carrying of an inventory of Nintendo 64, Nintendo GameCube and Game Boy hardware and software cartridges entails significant capital and risk. As of March 31, 2002, we had approximately $1.0 million of Nintendo 64 and Nintendo GameCube and $5.9 million of Game Boy hardware and software cartridge inventory on hand, which represented approximately 5% and 29%, respectively, of all inventory.

        In December 1997, we completed the private placement of $60.0 million principal amount of 6 3/4% convertible subordinated notes due 2005 (the "Notes"). During the fiscal year ended March 31, 2002, we called for the redemption of the Notes. In connection with that call, holders converted to common stock approximately $58.7 million aggregate principal amount of their Notes, net of conversion costs. The remaining Notes were redeemed for cash.

        In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million, including issuing letters of credit up to $80 million, on a revolving basis against eligible accounts receivable and inventory. The term loan had a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999, a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002. The revolving portion of the U.S Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25%. We pay a commitment fee of 1/4% on the unused portion of the revolver. The Amended and Restated U.S. Facility is collateralized by substantially all of our assets and was scheduled to expire in June 2002. However, in June 2002, we obtained an extension of the maturity date for the Amended and Restated U.S. Facility to August 2002. The Amended and Restated U.S. Facility contains various covenants that limit our ability to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. We are also required to maintain specified financial ratios related to net worth and fixed charges. We were in compliance with these covenants as of March 31, 2002. As of March 31, 2002, there were no borrowings and $5.8 million of letters of credit outstanding under the Amended and Restated U.S. Facility.

        We are currently in negotiations with several lenders, including our existing lenders, regarding our future bank financing. Our current intentions are to reduce our revolving credit facility to $50.0 million due to our improved cash position and reduced financing requirements.

        We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permits revolving credit loans and letters of credit up to Euro dollars ("EUR") 4.5 million ($3.9 million) as of March 31, 2002, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.50% and expires August 2003. There were no borrowings and no letters of credit outstanding under the Netherlands Facility as of March 31, 2002.

        We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides for British Pounds ("GBP") 7.0 million ($10.0 million) of revolving loans and GBP 1.5 million ($2.1 million) of letters of credit as of March 31, 2002. The UK Facility bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2002. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of March 31, 2002, we were in compliance with these covenants. No borrowings were outstanding against the UK facility as of March 31, 2002. Letters of credit of GBP 1.5 million ($2.1 million) were outstanding against the UK Facility as of March 31, 2002. As of March 31, 2002, the German Facility provides for revolving loans up to EUR 2.5 million ($2.2 million), bears interest at a Eurocurrency rate plus 2.5%, is collateralized by a cash deposit of approximately GBP 650,000 ($926,000) made by our CentreSoft subsidiary and has no expiration date. There were no borrowings outstanding against the German Facility as of March 31, 2002.

        In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property ("IP"). Under these agreements, we commit to provide specified payments to a developer or IP holder, based upon contractual arrangements. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2002 is approximately $63.7 million and is scheduled to be distributed as follows (amounts in thousands):

Year ending March 31,
2003	$44,236
2004	11,785
2005	3,550
2006	1,675
2007	2,500

Total	$63,746

        We have historically financed our acquisitions through the issuance of shares of common stock. As described in Item 1 "Business—Business Combinations," during fiscal 2002, we separately completed the acquisition of three privately held interactive software development companies for common stock. We additionally acquired a fourth privately held interactive software development company in May 2002 for the issuance of a combination of cash and common stock. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us and as to our ability to make such acquisitions.

        On December 4, 2001, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register 7,500,000 shares of our common stock. On June 4, 2002, we issued the 7,500,000 shares of common stock in an underwritten public offering for proceeds, before issuance costs, of approximately $248.3 million. The proceeds from this offering will be used for general corporate purposes, including, among other things, additions to working capital and financing of capital expenditures, joint ventures and/or strategic acquisitions.

        We believe that we have sufficient working capital ($333.2 million at March 31, 2002), as well as proceeds available from the Amended and Restated U.S. Facility, the UK Facility, the Netherlands Facility, the German Facility and our recent equity offering, to finance our operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

Inflation

        Our management currently believes that inflation has not had a material impact on continuing operations.

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

Interest Rate Risk

        We have had a number of variable rate and fixed rate debt obligations, denominated both in U.S. dollars and various foreign currencies as detailed in Note 11 of the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report. We manage interest rate risk by monitoring our ratio of fixed and variable rate debt obligations in view of changing market conditions. Additionally, in the future, we may consider the use of interest rate swap agreements to further manage potential interest rate risk.

        As of March 31, 2001 the carrying value of our variable rate debt was approximately $10.3 million, which included the U.S. Facility ($8.5 million) and the Netherlands Facility ($1.8 million). As of March 31, 2001, we additionally had 6 3/4% convertible subordinated notes due 2005 (the "Notes") with a carrying value of $60.0 million. During the year ended March 31, 2002, our holdings of market risk sensitive instruments changed. During that year, we called for the redemption of the Notes. In connection with that call, holders converted to common stock approximately $58.7 million aggregate principal amount of their Notes, net of conversion costs. The remaining Notes were redeemed for cash. Additionally, in May 2001, we repaid in full the remaining $8.5 million balance of the term loan portion of the U.S. Facility. As such, as of March 31, 2002, we had no variable rate debt and no material fixed rate debt outstanding.

Foreign Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year. When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading purposes. As of March 31, 2002, assuming a change in currency rates of 10% of period end market rates, the potential gain or loss on outstanding hedging contracts would be approximately $300,000. However any such gain or loss would in turn be offset by the potential gain or loss on the hedged receivable and/or payable.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All other schedules of the Registrant are omitted because of the absence of conditions under which they are required or because the required information is included elsewhere in the financial statements or in the notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

        We replaced KPMG LLP ("KPMG") as our principal accountant, effective March 20, 2001. The action was recommended by the Audit Committee of our Board of Directors and was approved by our Board of Directors.

        KPMG's reports on our financial statements for the two most recent years prior to their replacement did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years and any subsequent interim period preceding the decision not to renew KPMG, (i) there were no disagreements with KPMG on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its report, and (ii) there were no reportable events as described in Item 304 of Regulation S-K.

        We engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as our principal accountant to audit our financial statements, effective as of March 20, 2001. During the two fiscal years and three subsequent interim periods prior to engaging PricewaterhouseCoopers, neither we nor anyone on our behalf consulted with PricewaterhouseCoopers regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us by PricewaterhouseCoopers that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, entitled "Election of Directors" and "Executive Officers and Key Employees" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, entitled "Executive Compensation" and "Indebtedness of Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, entitled "Certain Relationships and Related Transactions" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data Index for Financial Statements and Schedule on page 40 herein.
	2.
		Financial Statement Schedule The following financial statement schedule of Activision, Inc. for the years ended March 31, 2002, 2001 and 2000 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Activision, Inc.:
		Schedule II—Valuation and Qualifying Accounts and Reserves
		Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.
	3.	Exhibits Required by Item 601 of Regulation S-K
Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger dated as of June 9, 2000 among Activision, Inc., Activision Holdings, Inc. and ATVI Merger Sub, Inc. (incorporated by reference to Exhibit 2.4 of Activision's Form 8-K, filed on June 16, 2000).
3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of Activision's Form 8-K, filed on June 16, 2000).
3.2	Amended and Restated Bylaws of Activision Holdings (incorporated by reference to Exhibit 2.6 of Activision's Form 8-K, filed on June 16, 2000).
3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Activision Holdings dated as of June 9, 2000 (incorporated by reference to Exhibit 2.7 of Activision's Form 8-K, filed on June 16, 2000).
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision, Inc. dated as of August 23, 2001.
3.5	Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc. dated as of December 27, 2001.
4.1
Rights Agreement dated as of April 18, 2000, between Activision and Continental Stock Transfer & Trust Company, which includes as exhibits the form of Right Certificates as Exhibit A, the Summary of Rights to Purchase Series A Junior Preferred Stock as Exhibit B and the form of Certificate of Designation of Series A Junior Preferred Stock of Activision as Exhibit C, (incorporated by reference to Activision's Registration Statement on Form 8-A, Registration No. 001-15839, filed April 19, 2000).
10.1	Mediagenic 1991 Stock Option and Stock Award Plan, as amended.
10.2	Mediagenic 1991 Director Warrant Plan, as amended (incorporated by reference to Exhibit 28.2 to Activision's Registration Statement on Form S-8, Registration No. 33-63638, filed on June 1, 1993).
10.3	Activision, Inc. Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 4.1 of Activision's Form S-8, Registration No. 333-36272 filed on May 4, 2000).

10.4	Activision, Inc. 1998 Incentive Plan (incorporated by reference to Appendix I of Activision's 1998 Proxy Statement).
10.5	Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 of Activision's Form 10-K for the year ending March 31, 2000).
10.6	Activision, Inc. 2001 Incentive Plan, as amended.
10.7	Activision, Inc. 2002 Incentive Plan.
10.8
Lease Agreement dated as of December 20, 1996 between Activision and Barclay Curci Investment Company (incorporated by reference to Exhibit 10.14 of Activision's Form 10-Q for the quarter ended December 31, 1996).
10.9
Amended and restated employment agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ended September 30, 2000).
10.10	Employment agreement dated October 19, 1998 between Activision and Ronald Doornink (incorporated by reference to Exhibit 10.12 of Activision's Form 10-K for the year ending March 31, 1999).
10.11	Employment agreement dated April 1, 2000 between Activision and Lawrence Goldberg (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ending June 30, 2000).
10.12	Employment agreement dated April 1, 2002 between Activision and William J. Chardavoyne.
10.13	Stock option agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Activision's Form 10-Q for the quarter ending September 30, 2000).
10.14	Service Agreement dated March 1, 2002 between Combined Distribution (Holdings) Limited and Richard Andrew Steele.
10.15
Amended and restated employment agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.3 of Activision's Form 10-Q for the quarter ending September 30, 2000).
10.16	Employment agreement dated April 1, 2002 between Activision and Michael Rowe.
10.17	Employment agreement dated July 12, 1999 between Activision and Kathy Vrabeck (incorporated by reference to Exhibit 6.2 of Activision's Form 10-Q for the quarter ending June 30, 1999).
10.18
Amendment to Employment Agreement between Ronald Doornink and Activision, dated April 30 1999 (incorporated by reference to Exhibit 6.1 of Activision's Form 10-Q for the quarter ending December 31, 1999).
10.19	Stock option agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Activision's Form 10-Q for the quarter ending September 30, 2000).

10.20
Amended and Restated Credit Agreement dated as of May 7, 2001, among Activision Publishing, Inc., a Delaware corporation, Activision, Inc., a Delaware corporation, Activision Value Publishing, Inc., a Minnesota corporation (formerly Head Games Publishing, Inc.) and Expert Software, Inc., a Delaware corporation, various financial institutions and PNC Bank, National Association, a national banking association, as issuing bank, administrative agent and collateral agent for such lenders ("the Loan Agreement") (incorporated by reference to Activision's Form 10-K for the year ending March 31, 2001).
10.21	Amendment Agreement dated as of June 21, 2002 amending the Loan Agreement set forth in Exhibit 10.20 above.
10.22	Underwriting Agreement dated as of June 4, 2002 between Activision and Goldman Sachs & Co. (incorporated by reference to Exhibit 1.1 of Activision's Form 8-K filed June 6, 2002).
16.1	Letter from KPMG, LLP pursuant to Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 of Activision's Form 8-K/A filed March 23, 2001).
21.1	Principal subsidiaries of Activision.
23.1	Consent of Independent Accountants.
23.2	Consent of Independent Accountants.
  (b)
  Reports on Form 8-K. We have filed the following reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2002:

  1.1
  We filed a Form 8-K on January 18, 2002, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure" our acquisition of Gray Matter Interactive Studios, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2002

ACTIVISION, INC.
By:	/s/ RONALD DOORNINK (Ronald Doornink) President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Chairman, Chief Executive Officer, Activision, Inc., and Director	June 28, 2002
By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Co-Chairman and Director	June 28, 2002
By:	/s/ RONALD DOORNINK (Ronald Doornink)	President, Activision, Inc.; Chief Executive Officer, Activision Publishing, Inc. (Principal Executive Officer)	June 28, 2002
By:	/s/ WILLIAM J. CHARDAVOYNE (William J. Chardavoyne)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2002
By:	/s/ KENNETH L. HENDERSON (Kenneth L. Henderson)	Director	June 28, 2002
By:	/s/ BARBARA S. ISGUR (Barbara S. Isgur)	Director	June 28, 2002
By:	/s/ STEVEN T. MAYER (Steven T. Mayer)	Director	June 28, 2002
By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	June 28, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Activision, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Activision, Inc. and its subsidiaries at March 31, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California
May 6, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders Activision, Inc.:

        We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of Activision, Inc. and subsidiaries for the year ended March 31, 2000. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the year ended March 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Activision, Inc. and subsidiaries for the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the year ended March 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
May 5, 2000,
except as to Note 6,
which is as of April 1, 2001,
and the first paragraph of Note 14,
which is as of November 6, 2001

Part I. Financial Information.

Item I. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2002	March 31, 2001
Assets
Current assets:
Cash and cash equivalents	$279,007	$125,550
Accounts receivable, net of allowances of $42,019 and $28,461 at March 31, 2002 and 2001, respectively	76,733	73,802
Inventories	20,736	43,888
Software development	36,263	21,265
Intellectual property licenses	6,326	6,237
Deferred income taxes	22,608	14,292
Other current assets	15,200	13,196

Total current assets	456,873	298,230
Software development	3,254	2,154
Intellectual property licenses	10,899	12,549
Property and equipment, net	17,832	15,240
Deferred income taxes	28,795	13,759
Other assets	3,242	7,709
Goodwill	35,992	10,316

Total assets	$556,887	$359,957

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$168	$10,231
Accounts payable	64,410	60,980
Accrued expenses	59,096	44,039

Total current liabilities	123,674	115,250
Long-term debt, less current portion	3,122	3,401
Convertible subordinated notes	—	60,000

Total liabilities	126,796	178,651

Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $.000001 par value, 3,750,000 and 5,000,000 shares authorized, no shares issued at March 31, 2002 and 2001, respectively	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 and no shares authorized, no shares issued at March 31, 2002 and 2001, respectively	—	—
Common stock, $.000001 par value, 125,000,000 and 50,000,000 shares authorized, 61,034,263 and 45,249,683 shares issued and 56,705,504 and 40,923,714 shares outstanding at March 31, 2002 and 2001, respectively	—	—
Additional paid-in capital	397,528	200,786
Retained earnings	64,384	12,146
Accumulated other comprehensive loss	(11,498)	(11,377)
Less: Treasury stock, at cost, 4,328,759 and 4,325,969 shares as of March 31, 2002 and 2001, respectively	(20,323)	(20,249)

Total shareholders' equity	430,091	181,306

Total liabilities and shareholders' equity	$556,887	$359,957

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended March 31,
	2002	2001	2000
Net revenues	$786,434	$620,183	$572,205
Costs and expenses:
Cost of sales — product costs	435,725	324,907	319,422
Cost of sales — intellectual property licenses	40,114	39,838	49,174
Cost of sales — software royalties and amortization	58,892	49,864	42,064
Product development	40,960	41,396	26,275
Sales and marketing	86,161	85,378	87,303
General and administrative	44,008	37,491	36,674
Amortization of intangibles	—	1,502	41,618

Total costs and expenses	705,860	580,376	602,530

Income (loss) from operations	80,574	39,807	(30,325)
Interest income (expense), net	2,546	(7,263)	(8,411)

Income (loss) before income tax provision	83,120	32,544	(38,736)
Income tax provision (benefit)	30,882	12,037	(4,648)

Net income (loss)	$52,238	$20,507	$(34,088)

Basic earnings (loss) per share	$1.03	$0.55	$(0.92)

Weighted average common shares outstanding	50,651	37,298	37,037

Diluted earnings (loss) per share	$0.88	$0.50	$(0.92)

Weighted average common shares outstanding — assuming dilution	59,455	41,100	37,037

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended March 31, 2002, 2001 and 2000

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss
(In thousands)			Additional Paid-In Capital	Retained Earnings (Deficit)				Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 1999	35,706	$—	$109,251	$25,727	(750)	$(5,278)	$(2,510)	$127,190
Components of comprehensive income:
Net loss for the year	—	—	—	(34,088)	—	—	—	(34,088)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,556)	(3,556)

Total comprehensive loss								(37,644)

Issuance of common stock and common stock warrants	—	—	8,529	—	—	—	—	8,529
Issuance of common stock and common stock options to employees	3,605	—	22,480	—	—	—	—	22,480
Tax benefit attributable to employee stock options and common stock warrants	—	—	3,017	—	—	—	—	3,017
Tax benefit derived from net operating loss carryforward utilization	—	—	1,266	—	—	—	—	1,266
Issuance of common stock to effect business combinations	421	—	7,171	—	—	—	—	7,171

Balance, March 31, 2000	39,732	—	151,714	(8,361)	(750)	(5,278)	(6,066)	132,009
Components of comprehensive income:
Net income for the year	—	—	—	20,507	—	—	—	20,507
Foreign currency translation adjustment	—	—	—	—	—	—	(5,311)	(5,311)

Total comprehensive income								15,196

Issuance of common stock and common stock warrants	150	—	1,050	—	—	—	—	1,050
Issuance of common stock and common stock options to employees	5,368	—	32,538	—	—	—	—	32,538
Tax benefit attributable to employee stock options and common stock warrants	—	—	11,832	—	—	—	—	11,832
Tax benefit derived from net operating loss carryforward utilization	—	—	3,652	—	—	—	—	3,652
Purchase of treasury shares	—	—	—	—	(3,576)	(14,971)	—	(14,971)

Balance, March 31, 2001	45,250	—	200,786	12,146	(4,326)	(20,249)	(11,377)	181,306
Components of comprehensive income:
Net income for the year	—	—	—	52,238	—	—	—	52,238
Foreign currency translation adjustment	—	—	—	—	—	—	(121)	(121)

Total comprehensive income								52,117

Issuance of common stock and common stock warrants	1,037	—	1,044	—	—	—	—	1,044
Issuance of common stock and common stock options to employees	8,773	—	63,053	—	—	—	—	63,053
Tax benefit attributable to employee stock options and common stock warrants	—	—	48,513	—	—	—	—	48,513
Issuance of common stock pursuant to conversion of convertible subordinated notes	4,763	—	58,651	—	—	—	—	58,651
Issuance of common stock to effect business combinations	1,211	—	25,481	—	—	—	—	25,481
Purchase of treasury shares	—	—	—	—	(3)	(74)	—	(74)

Balance, March 31, 2002	61,034	$—	$397,528	$64,384	(4,329)	$(20,323)	$(11,498)	$430,091

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$52,238	$20,507	$(34,088)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(23,352)	(6,597)	(4,311)
Depreciation and amortization	6,217	6,268	45,866
Amortization of capitalized software development costs and intellectual property licenses	62,456	68,925	78,714
Expense related to common stock warrants	1,133	1,406	5,769
Tax benefit of stock options and warrants exercised	48,513	11,832	3,017
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(2,010)	30,027	9,900
Inventories	23,152	(5,283)	(7,342)
Software development and intellectual property licenses	(76,993)	(65,964)	(74,506)
Other assets	(1,753)	6,062	(6,307)
Accounts payable	3,357	21,361	(8,038)
Accrued expenses and other liabilities	18,834	(6,979)	(5,791)

Net cash provided by operating activities	111,792	81,565	2,883

Cash flows from investing activities:
Cash used in purchase acquisitions (net of cash acquired)	—	—	(20,523)
Capital expenditures	(9,150)	(9,780)	(4,518)
Proceeds from disposal of property and equipment	639	1,149	—
Other	(190)	—	—

Net cash used in investing activities	(8,701)	(8,631)	(25,041)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	59,836	32,538	22,480
Proceeds from issuance of common stock pursuant to warrants	1,044	1,050	—
Borrowing under line-of-credit agreements	—	577,590	361,161
Payment under line-of-credit agreements	—	(581,618)	(355,156)
Payment on term loan	(8,550)	(11,450)	(1,645)
Proceeds from term loan	—	—	25,000
Notes payable, net	(1,792)	(592)	(6,457)
Cash paid to secure line of credit and term loan	—	—	(3,355)
Redemption of convertible subordinated notes	(62)	—	—
Purchase of treasury stock	(74)	(14,971)	—

Net cash provided by financing activities	50,402	2,547	42,028

Effect of exchange rate changes on cash	(36)	84	(2,922)

Net increase in cash and cash equivalents	153,457	75,565	16,948
Cash and cash equivalents at beginning of period	125,550	49,985	33,037

Cash and cash equivalents at end of period	$279,007	$125,550	$49,985

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Business

        Activision, Inc. ("Activision" or "we") is a leading international publisher of interactive entertainment software products. We have a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems. We have created, licensed and acquired a group of recognizable brands which we market to a growing variety of consumer demographics.

        Our products cover the action, adventure, action-sports, racing, role-playing, simulation and strategy game categories. Historically, we have offered our products in versions that operate on the Sony PlayStation ("PS1"), Sony PlayStation 2 ("PS2"), Nintendo 64 ("N64"), Nintendo GameCube ("GameCube") and Microsoft Xbox ("Xbox") console systems, Nintendo Game Boy hand held devices, as well as on personal computers ("PC"). Our target audiences range from game enthusiasts and children to mass-market consumers and "value priced" buyers.

        Our publishing business involves the development, marketing and sale of products, either directly, by license or through our affiliate label program with third party publishers. In addition to publishing, we maintain distribution operations in Europe that provide logistical and sales services to third party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

        We maintain operations in the U.S., Canada, the United Kingdom, France, Germany, Japan, Australia, Sweden, Belgium and the Netherlands. In fiscal year 2002, international operations contributed approximately 49% of net revenues.

Principles of Consolidation

        The consolidated financial statements include the accounts of Activision, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

        The consolidated financial statements have been restated for the effect of our three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record as of November 6, 2001, paid November 20, 2001.

Cash and Cash Equivalents

        Cash and cash equivalents include cash, money markets and short-term investments with original maturities of not more than 90 days.

        Our cash and cash equivalents were comprised of the following at March 31, 2002 and 2001 (amounts in thousands):

	March 31,
	2002	2001
Cash	$61,310	$63,018
Money market funds	217,697	62,532

	$279,007	$125,550

Concentration of Credit Risk

        Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable. We place our temporary cash investments with financial institutions. At various times during the fiscal years ended March 31, 2002 and 2001, we had deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") limit at these financial institutions.

        Our customer base includes retail outlets and distributors, including consumer electronics and computer specialty stores, discount chains, video rental stores and toy stores in the United States and countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers. As of and for the year ended March 31, 2002, we had one customer that accounted for 14% of our consolidated net revenues and 22% of our consolidated accounts receivable, net. This customer was a customer of both our publishing and distribution businesses. As of and for the year ended March 31, 2001, our publishing business had one customer that accounted for 10% of our consolidated net revenues and 9% of our consolidated accounts receivable, net. For the year ended March 31, 2000, no single customer accounted for 10% or more of consolidated net revenues.

Financial Instruments

        The estimated fair values of financial instruments have been determined using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

        The carrying amounts of our variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of our fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amount of our long-term debt and convertible subordinated notes of $13.6 million and $60.0 million, respectively, approximated fair value as of March 31, 2001. As of March 31, 2002, we had no variable rate debt and no material fixed rate debt outstanding.

        Effective July 1, 2000, we adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS No. 133 and 138 require that all derivatives, including foreign exchange contracts, be recognized in the balance sheet at their fair value.

        We utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments are recorded in earnings. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. As of March 31, 2002, the fair value of our foreign exchange contracts was immaterial.

Equity Investments

        From time to time, we may make a capital investment and hold a minority interest in a third party developer in connection with entertainment software products to be developed by such developer for us. We account for those capital investments in which we have a 20% or greater ownership interest or over which we have the ability to exercise significant influence using the equity method. For those investments in which we hold less than a 20% ownership interest or over which we do not have the ability to exercise significant influence, we account for our investment using the cost method.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements as well as direct costs incurred for the internal development of products.

        We account for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of product development costs, capitalized costs when we believe such amounts are not recoverable. Amounts related to software development which are not capitalized are charged immediately to product development expense.

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

        Commencing upon product release, capitalized software development costs are amortized to cost of sales—software royalties and amortization based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of six months or less. For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

        Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of our products.

        We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis. The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is used. The following criteria is used to evaluate expected product performance: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to our budgeted amount.

        Commencing upon the related product's release, capitalized intellectual property license costs are amortized to cost of sales—intellectual property licenses based on the ratio of current revenues to total projected revenues. For products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

        As of March 31, 2002, capitalized software development costs included $16.0 million of internally generated software development costs and $23.5 million of payments made to independent software developers. As of March 31, 2001, capitalized software development costs included $3.9 million of internally generated software development costs and $19.5 million of payments made to independent software developers. Capitalized intellectual property licenses were $17.2 million and $18.8 million as of March 31, 2002 and 2001, respectively. Amortization of capitalized software development costs and intellectual property licenses was $62.5 million, $68.9 million and $78.7 million for the year ended March 31, 2002, 2001 and 2000, respectively.

Inventories

        Inventories are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives or the lease term: buildings, 25 to 33 years; computer equipment, office furniture and other equipment, 3 to 5 years; leasehold improvements, through the life of the lease. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resultant gains or losses are recognized in current operations.

Revenue Recognition

        We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers. We may permit product returns from or grant price protection to our customers on unsold merchandise under certain conditions. Price protection policies, when granted and applicable, allow customers a credit against amounts they owe us with respect to merchandise unsold by them. With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned. In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

        Revenue from product sales is reflected after deducting the estimated allowance for returns and price protection. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection based upon historical experience, customer inventory levels, current economic trends and changes in the demand and acceptance of our products by the end consumer.

Shipping and Handling

        Shipping and handling costs, which consist primarily of packaging and transportation charges incurred to move finished goods to customers, are included in cost of sales—product costs.

Advertising Expenses

        We expense advertising as incurred. Advertising expenses for the year ended March 31, 2002, 2001 and 2000 were approximately $18.9 million, $16.5 million and $18.6 million, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

Goodwill

        Effective April 1, 2001, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and should not be amortized but rather tested at least annually for impairment. An impairment loss should be recognized if the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value. In accordance with SFAS No. 142, we have not amortized goodwill during the year ended March 31, 2002.

Interest Income (Expense), net

        Interest income (expense), net is comprised of the following, (amounts in thousands):

	March 31,
	2002	2001	2000
Interest expense	$(1,188)	$(9,399)	$(9,375)
Interest income	3,734	2,136	964

Interest income (expense), net	$2,546	$(7,263)	$(8,411)

Income Taxes

        We account for income taxes using SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

        The functional currencies of our foreign subsidiaries are their local currencies. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates during the period. The resulting translation adjustments are reflected as a component of shareholders' equity.

Accumulated Other Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments, and the effective portion of gains or losses on cash flow hedges that are currently presented as a component of shareholders' equity. For the years ended March 31, 2002 and 2001, the accumulated other comprehensive loss balance primarily consisted of foreign currency translation adjustments.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Common Share

        Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for all periods. Diluted earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding, increased by common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options and warrants and, if applicable in the period, conversion of our convertible debt. However, potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

Stock Based Compensation

        Under SFAS No. 123 "Accounting for Stock-Based Compensation," compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date. Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date. Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price. We have elected to continue to account for stock options and other stock-based compensation in accordance with APB No. 25. In accordance with SFAS No. 123, we provide pro forma net income and pro forma earnings (loss) per share disclosures for employee stock option and other stock-based compensation grants as if the fair value method as prescribed by SFAS No. 123 had been applied.

        Stock warrants are granted to non-employees in connection with the development of software and acquisition of licensing rights for intellectual property. In accordance with the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection With Selling Goods or Services," the fair value of stock warrants granted is determined as of the measurement date and is capitalized, expensed and amortized consistent with our policies relating to software development and intellectual property license costs.

Related Parties

        As of March 31, 2002 and 2001, we had $3.1 million and $4.3 million, respectively, of loans due from employees. The loans bear interest at 6.75% and are primarily due from Activision executives.

        In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years. We paid approximately $600,000 in fiscal 2002 during the period in which the individual served upon our Board of Directors for legal services rendered by the law firm. Total payments made to this law firm represent less than 1% of that firm's revenue.

Recently Issued Accounting Standards

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30,

"Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We believe the adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

Reclassifications

        Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income (loss), shareholders' equity or net increase in cash and cash equivalents.

2.    Acquisitions

Fiscal 2002 Transactions

        During the year ended March 31, 2002, we separately completed the acquisition of three privately held interactive software development companies. We accounted for those acquisitions in accordance with SFAS No. 141, "Business Combinations." SFAS No. 141 was issued on July 20, 2001 and addresses financial accounting and reporting for business combinations, requiring that the purchase method be used to account and report for all business combinations. These acquisitions further enable us to implement our multi-platform development strategy by bolstering our internal product development capabilities for the next generation console systems and personal computers and strengthen our position in the first person action, action and action-sports genres.

Acquisition of Treyarch

        Effective October 1, 2001, we acquired all of the outstanding ownership interests of Treyarch Invention, LLC ("Treyarch"), a privately held interactive software development company, in exchange for 818,961 shares of our common stock. Treyarch is a console software developer with a focus on action and action-sports video games. The purchase price of the transaction, including the forgiveness of a note receivable and acquisition costs, was valued at approximately $15.6 million with approximately $14.5 million of the purchase price being assigned to goodwill. This goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes. The results of operations of Treyarch are included in our consolidated statement of operations beginning October 1, 2001.

        Additional shares of our common stock also may be issued to Treyarch's equity holders and employees over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria. This contingent consideration will be recorded as an additional element of the purchase price for Treyarch when those contingencies are resolved.

Acquisition of Gray Matter

        On December 30, 1999, we acquired a 40% interest in the outstanding capital stock of Gray Matter Interactive Studios, Inc., formerly known as Video Games West ("Gray Matter"), a privately held software development company, as well as an option to purchase the remaining 60% of outstanding capital stock. Gray Matter was the developer for our first person action PC product, Return to Castle Wolfenstein. Effective January 9, 2002, we exercised our option to acquire the remaining 60% of outstanding capital stock of Gray Matter in exchange for 133,690 shares of our common stock. The purchase price of the transaction, including acquisition costs, was valued at approximately $3.6 million with a significant portion of the purchase price being assigned to goodwill. This goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes. The results of operations of Gray Matter are included in our consolidated statement of operations beginning January 9, 2002.

Acquisition of Shaba

        On March 27, 2002, we acquired all of the outstanding ownership interests of Shaba Games, LLC ("Shaba"), a privately held interactive software development company, in exchange for 258,621 shares of our common stock. Shaba is a console software developer with a focus on action and action-sports video games. The purchase price of the transaction, including acquisition costs, was valued at approximately $7.4 million with approximately $6.2 million of the purchase price being assigned to goodwill. This goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes. The results of operations of Shaba are included in our consolidated statement of operations beginning March 27, 2002.

        Additional shares of our common stock also may be issued to Shaba's equity holders and employees over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria. This contingent consideration will be recorded as an additional element of the purchase price for Shaba when those contingencies are resolved.

        A significant portion of the purchase price for each of these acquisitions was assigned to goodwill as the primary asset we acquired in each transaction was an assembled workforce with proven technical and design talent with a history of high quality product creation. Pro forma consolidated statements of operations reflecting these acquisitions are not shown, as they would not differ materially from reported results.

Fiscal 2000 Transactions

Acquisition of Neversoft

        On September 30, 1999, we acquired Neversoft, a privately held console software developer, in exchange for 1,048,253 shares of our common stock. The acquisition was accounted for as a pooling of interests. Accordingly, in fiscal 2000 we restated the consolidated financial statements for all periods prior to the closing of the transaction.

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

Acquisition of Elsinore Multimedia

        On June 29, 1999, we acquired Elsinore Multimedia, Inc. ("Elsinore"), a privately held interactive software development company, in exchange for 306,672 shares of our common stock.

        The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Elsinore have been included in our consolidated financial statements from the date of acquisition. The aggregate purchase price has been allocated to the assets and liabilities acquired, consisting mostly of goodwill of $3.0 million. Pro forma statements of operations reflecting the acquisition of Elsinore are not shown, as they would not differ materially from reported results.

Acquisition of Expert Software

        On June 22, 1999, we acquired all of the outstanding capital stock of Expert Software, Inc. ("Expert"), a publicly held developer and publisher of value-line interactive leisure products, for approximately $24.7 million. The aggregate purchase price of approximately $24.7 million consisted of $20.3 million in cash payable to the former shareholders of Expert, the valuation of employee stock options in the amount of $3.3 million, and other acquisition costs.

        The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Expert have been included in our consolidated financial statements from the date of acquisition.

        The aggregate purchase price was allocated to the fair values of the assets and liabilities acquired as follows (amounts in thousands):

Tangible assets	$4,743
Existing products	1,123
Goodwill	28,335
Liabilities	(9,532)

$24,669

        However, as more fully described in Note 3, in the fourth quarter of fiscal 2000, we implemented a strategic restructuring plan to accelerate the development of games for the next generation consoles and the Internet. In conjunction with that plan, we consolidated Expert and our Head Games subsidiary, forming one integrated business unit, Activision Value Publishing, Inc., in the value software category. As part of this consolidation, we discontinued substantially all of Expert's product lines and terminated substantially all of Expert's employees. In addition, we phased out the use of the Expert name. As a result of these initiatives, in fiscal 2000 we incurred a nonrecurring charge of $26.3 million resulting from the write-down of intangibles acquired, including goodwill.

3.    Strategic Restructuring Plan

        In the fourth quarter of fiscal 2000, we finalized a strategic restructuring plan to accelerate the development and sale of interactive entertainment products for the next generation consoles and the Internet. Costs associated with this plan amounted to $70.2 million, approximately $61.8 million net of taxes, and were recorded in the consolidated statement of operations in the fourth quarter of fiscal year 2000 and classified as follows (amount in millions):

Net revenues	$11.7
Cost of sales—intellectual property licenses and software royalties and amortization	11.9
Product development	4.2
General and administrative	5.2
Amortization of intangible assets	37.2

$70.2

        The component of the charge included in amortization of intangible assets represented a write down of intangibles including goodwill, relating to Expert Software, Inc. ("Expert"), one of our value publishing subsidiaries, totaling $26.3 million. We consolidated Expert into our Head Games subsidiary, forming one integrated business unit, Activision Value Publishing, Inc. As part of this consolidation, we discontinued substantially all of Expert's product lines, terminated substantially all of Expert's employees and phased out the use of the Expert name. In addition, a $10.9 million write down of goodwill relating to TDC, an OEM business unit, was recorded. In fiscal 2000, the OEM market went through radical changes due to price declines of PCs and hardware accessories. The sum of the undiscounted future cash flow of these assets was not sufficient to cover the carrying value of these assets and as such was written down to fair market value.

        The component of the charge included in net revenues and general and administrative expense represents costs associated with the planned termination of a substantial number of our third party distributor relationships in connection with our realignment of our worldwide publishing business to leverage our existing sales and marketing organizations and improve the control and management of our products. These actions resulted in an increase in the allowance for sales returns of $11.7 million and the allowance for doubtful accounts of $3.4 million. The plan also included a severance charge of $1.2 million for employee redundancies.

        The components of the $11.9 million charge included in cost of sales included the write-down of capitalized software costs and licensor warrants granted in connection with the development of software and the acquisition of licensing rights for intellectual property. The product lines to which these write-downs related, for example Heavy Gear, Interstate 82 and Battlezone, were strictly PC lines that appealed primarily to a smaller subset of gaming enthusiasts. Based upon the growth of the console market and the upcoming release of the next generation console platforms, we determined not to exploit these titles going forward as we did not believe that they would have a viable future with the next generation platforms. Of the $11.9 million charge, approximately $8.6 million was related to future releases of products and approximately $3.3 million was related to the cessation of certain existing product lines.

        During fiscal 2001, we completed the restructuring initiatives associated with the fiscal 2000 restructuring plan without any significant adjustments.

        Details of activity in the restructuring plan during fiscal 2001 were as follows (amounts in millions):

	Balance March 31, 2000	Adjustments	Activity	Balance March 31, 2001
Non-Cash Components:
Goodwill	$37.2	$—	$(37.2)	$—
Software development costs and intellectual property licenses write-downs	16.1	—	(16.1)	—
Allowance for doubtful accounts	3.4	—	(3.4)	—
Allowance for sales returns	11.7	0.8	(12.5)	—

	68.4	0.8	(69.2)	—

Cash Components:
Severance	1.2	—	(1.2)	—
Lease costs	0.6	—	(0.6)	—

	1.8	—	(1.8)	—

	$70.2	$0.8	$(71.0)	$—

4.    Inventories

        Our inventories consist of the following (amounts in thousands):

	March 31,
	2002	2001
Purchased parts and components	$892	$1,885
Finished goods	19,844	42,003

	$20,736	$43,888

5.    Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in thousands):

	March 31,
	2002	2001
Land	$214	$214
Buildings	4,236	4,004
Computer equipment	27,618	21,512
Office furniture and other equipment	6,884	5,585
Leasehold improvements	3,740	3,713

Total cost of property and equipment	42,692	35,028
Less accumulated depreciation	(24,860)	(19,788)

Property and equipment, net	$17,832	$15,240

        Depreciation expense for the year ended March 31, 2002, 2001 and 2000 was $6.2 million, $4.8 million and $4.2 million, respectively.

6.    Goodwill

        We adopted SFAS No. 142 effective April 1, 2001. The following table reconciles net income (loss) and earnings per share as reported for the year ended March 31, 2002, 2001 and 2000 to net income

(loss) and earnings per share as adjusted to exclude goodwill amortization (amounts in thousands, except per share data).

	Year ended March 31,
	2002	2001	2000
Reported net income (loss)	$52,238	$20,507	$(34,088)
Add back: Goodwill amortization	—	1,502	4,465

Adjusted net income (loss)	$52,238	$22,009	$(29,623)

Basic earnings per share:
Reported net income (loss)	$1.03	$0.55	$(0.92)
Goodwill amortization	—	0.04	0.12

Adjusted net income (loss)	$1.03	$0.59	$(0.80)

Diluted earnings per share:
Reported net income (loss)	$0.88	$0.50	$(0.92)
Goodwill amortization	—	0.04	0.12

Adjusted net income (loss)	$0.88	$0.54	$(0.80)

        As discussed in Note 3, in the year ended March 31, 2000, we additionally recorded a charge relating to the impairment of goodwill of $37.2 million.

        The changes in the carrying amount of goodwill for the year ended March 31, 2002, are as follows (amounts in thousands):

	Publishing	Distribution	Total
Balance as of March 31, 2001	$5,941	$4,375	$10,316
Goodwill acquired during the year	25,685	—	25,685
Effect of foreign currency exchange rates	—	(9)	(9)

Balance as of March 31, 2002	$31,626	$4,366	$35,992

7.    Accrued Expenses

        Accrued expenses were comprised of the following (amounts in thousands):

	March 31,
	2002	2001
Accrued royalties payable	$13,824	$14,764
Affiliate label payable	2,472	733
Accrued selling and marketing costs	9,169	4,603
Income tax payable	3,055	859
Accrued bonus and vacation pay	13,863	11,958
Other	16,713	11,122

Total	$59,096	$44,039

8.    Operations by Reportable Segments and Geographic Area

        Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

        Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with third party publishers. In the United States, our products are sold primarily on a direct basis to major computer and software retailing organizations, mass market retailers, consumer electronic stores, discount warehouses and mail order companies. We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Australia, Sweden, Canada and Japan. Our products are sold internationally on a direct to retail basis and through third party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries located in the United Kingdom, the Netherlands and Germany.

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

        The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies. Transactions between segments are eliminated in consolidation.

        Information on the reportable segments for the three years ended March 31, 2002 is as follows (amounts in thousands):

	Year ended March 31, 2002
	Publishing	Distribution	Total
Total segment revenues	$549,508	$236,926	$786,434
Revenue from sales between segments	(50,632)	50,632	—

Revenues from external customers	$498,876	$287,558	$786,434

Operating income	$68,675	$11,899	$80,574

Goodwill	$31,626	$4,366	$35,992

Total assets	$455,432	$101,455	$556,887

	Year ended March 31, 2001
	Publishing	Distribution	Total
Total segment revenues	$466,062	$154,121	$620,183
Revenue from sales between segments	(39,331)	39,331	—

Revenues from external customers	$426,731	$193,452	$620,183

Operating income	$35,687	$4,120	$39,807

Goodwill	$5,941	$4,375	$10,316

Total assets	$271,488	$88,469	$359,957

	Year ended March 31, 2000
	Publishing	Distribution	Total
Total segment revenues	$396,691	$175,514	$572,205
Revenue from sales between segments	(40,255)	40,255	—

Revenues from external customers	$356,436	$215,769	$572,205

Operating income (loss)	$(35,049)	$4,724	$(30,325)

Goodwill	$7,147	$5,200	$12,347

Total assets	$230,961	$78,776	$309,737

        Geographic information for the three years ended March 31, 2002 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Year ended March 31,
	2002	2001	2000
United States	$404,905	$352,893	$282,847
Europe	368,799	256,228	277,485
Other	12,730	11,062	11,873

Total	$786,434	$620,183	$572,205

        Revenues by platform were as follows (amounts in thousands):

	Year ended March 31,
	2002	2001	2000
Console	$639,737	$466,893	$410,277
PC	146,697	153,290	161,928

Total	$786,434	$620,183	$572,205

9.    Computation of Earnings (Loss) Per Share

        The following table sets forth the computations of basic and diluted earnings (loss) per share, (amounts in thousands, except per share data):

	Year ended March 31,
	2002	2001	2000
Numerator
Numerator for basic and diluted earnings per share — income (loss) available to common shareholders	$52,238	$20,507	$(34,088)

Denominator
Denominator for basic earnings (loss) per share — weighted average common shares outstanding	50,651	37,298	37,037
Effect of dilutive securities:
Employee stock options and stock purchase plan	8,288	3,531	—
Warrants to purchase common stock	516	271	—

Potential dilutive common shares	8,804	3,802	—

Denominator for diluted earnings (loss) per share — weighted average common shares outstanding plus assumed conversions	59,455	41,100	37,037

Basic earnings (loss) per share	$1.03	$0.55	$(0.92)

Diluted earnings (loss) per share	$0.88	$0.50	$(0.92)

        Outstanding stock options of 105,301, 3,508,262 and 3,833,096 for the year ended March 31, 2002, 2001 and 2000, respectively, were not included in the calculation of diluted earnings (loss) per share because their effect would be antidilutive. Convertible subordinated notes were also not included in the calculations of diluted earnings per share, for the years applicable, because their effect would be antidilutive.

        On December 4, 2001, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register 7,500,000 shares of our common stock. On June 4, 2002, we issued the 7,500,000 shares of common stock in an underwritten public offering for proceeds, before issuance costs, of approximately $248.3 million.

10.  Income Taxes

        Domestic and foreign income (loss) before income taxes and details of the income tax provision (benefit) are as follows (amounts in thousands):

	Year ended March 31,
	2002	2001	2000
Income (loss) before income taxes:
Domestic	$67,553	$24,276	$(37,115)
Foreign	15,567	8,268	(1,621)

	$83,120	$32,544	$(38,736)

Income tax expense (benefit):
Current:
Federal	$648	$394	$(383)
State	20	112	337
Foreign	5,053	4,351	2,610

Total current	5,721	4,857	2,564

Deferred:
Federal	(18,751)	(5,610)	(10,047)
State	(4,555)	(1,761)	(1,448)
Foreign	(46)	(479)	—

Total deferred	(23,352)	(7,850)	(11,495)

Add back benefit credited to additional paid-in capital:
Tax benefit related to stock option and warrant exercises	48,513	11,378	3,017
Tax benefit related to utilization of pre- bankruptcy net operating loss carryforwards	—	3,652	1,266

	48,513	15,030	4,283

Income tax provision (benefit)	$30,882	$12,037	$(4,648)

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

	Year ended March 31,
	2002	2001	2000
Federal income tax provision (benefit) at statutory rate	35.0%	35.0%	(34.0%)
State taxes, net of federal benefit	3.5	3.3	(4.5)
Nondeductible amortization	—	1.3	18.6
Research and development credits	(1.8)	(5.7)	(8.6)
Incremental (decremental) effect of foreign tax rates	(1.8)	0.5	2.8
Increase of valuation allowance	2.4	4.0	13.8
Rate changes	—	(1.5)	—
Other	(0.1)	0.1	(0.1)

	37.2%	37.0%	(12.0%)

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset and liability are as follows (amounts in thousands):

	March 31,
	2002	2001
Deferred asset:
Allowance for doubtful accounts	$542	$716
Allowance for sales returns	10,670	3,900
Inventory reserve	971	992
Vacation and bonus reserve	2,316	1,663
Amortization and depreciation	4,129	6,816
Tax credit carryforwards	17,193	14,224
Net operating loss carryforwards	55,127	12,362
Other	2,925	1,813

Deferred asset	93,873	42,486
Valuation allowance	(30,479)	(9,895)

Net deferred asset	63,394	32,591

Deferred liability:
Capitalized research expenses	9,105	3,087
State taxes	2,886	1,453

Deferred liability	11,991	4,540

Net deferred asset	$51,403	$28,051

        In accordance with Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the AICPA, benefits from loss carryforwards arising prior to our reorganization are recorded as additional paid-in capital. During the year ended March 31, 2001, $3.7 million was recorded as additional paid-in capital.

        As of March 31, 2002, our available federal net operating loss carryforward of $130.3 million is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire between 2006 and 2022. We have various state net operating loss carryforwards which are not subject to limitations under Section 382 of the Internal Revenue Code. We have tax credit carryforwards of $11.2 million and $6.1 million for federal and state purposes, respectively, which expire between 2006 and 2022.

        At March 31, 2002, our deferred income tax asset for tax credit carryforwards and net operating loss carryforwards was reduced by a valuation allowance of $30.5 million as compared to $9.9 million in the prior fiscal year. Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the deferred tax asset will be realized.

        Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $34.0 million at March 31, 2002. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration.

11.  Long-Term Debt

Bank Lines of Credit and Other Debt

        Our long-term debt consists of the following (amounts in thousands):

	March 31,
	2002	2001
U.S. Facility	$—	$8,432
The Netherlands Facility	—	1,759
Mortgage notes payable and other	3,290	3,441

	3,290	13,632
Less current portion	(168)	(10,231)

Long-term debt, less current portion	$3,122	$3,401

        In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million, including issuing letters of credit up to $80 million, on a revolving basis against eligible accounts receivable and inventory. The term loan had a three year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999, a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002. The revolving portion of the U.S Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25%. We pay a commitment fee of 1/4% on the unused portion of the revolver. The Amended and Restated U.S. Facility is collateralized by substantially all of our assets and was scheduled to expire in June 2002. However, in June 2002, we obtained an extension of the expiration date to August 2002.

        The original U.S. Facility had a weighted average interest rate of approximately 9.70% for the year ended March 31, 2001. During the year ended March 31, 2002, we did not borrow against the Amended and Restated U.S. Facility. The Amended and Restated U.S. Facility contains various covenants that limit our ability to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. We are also required to maintain specified financial ratios related to net worth and fixed charges. As of March 31, 2002 and 2001, we were in compliance with these covenants. As of March 31, 2002, there were no borrowings outstanding and $5.8 million of letters of credit outstanding against the revolving portion of the Amended and Restated U.S. Facility. As of March 31, 2001, approximately $8.5 million was outstanding under the term loan portion of the original U.S. Facility. As of March 31, 2001, there were no borrowings outstanding and $18.2 million of letters of credit outstanding against the revolving portion of the original U.S. Facility.

        We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permitted revolving credit loans and letters of credit up to Euro dollars ("EUR") 4.5 million ($3.9 million) and Netherlands Guilders ("NLG") 26 million ($10.4 million) as of March 31, 2002 and 2001, respectively, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.50% and expires August 2003. As of March 31, 2002, there were no borrowings and no letters of credit outstanding under the Netherlands Facility. As of March 31, 2001, there were $1.8 million of borrowings and no letters of credit outstanding under the Netherlands Facility.

        We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). The UK Facility provided for British Pounds ("GBP") 7.0 million ($10.0 million) of revolving loans and GBP 1.5 million ($2.1 million) of letters of credit as of March 31, 2002 and GBP 7.0 million ($10.0 million) of revolving loans and GBP 3.0 million ($4.3 million) of letters of credit as of March 31, 2001. The UK Facility bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2002. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of March 31, 2002 and 2001, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility at March 31, 2002 or 2001. Letters of credit of GBP 1.5 million ($2.1 million) and GBP 3.0 million ($4.3 million) were outstanding against the UK Facility at March 31, 2002 and 2001, respectively. The German Facility provided for revolving loans up to EUR 2.5 million ($2.2 million) and Deutsche Marks ("DM") 4.0 million ($1.8 million) as of March 31, 2002 and 2001, respectively, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by a cash deposit of approximately GBP 650,000 ($926,000) made by our CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of March 31, 2002 and 2001.

        Mortgage notes payable relate to the land, office and warehouse facilities of our German and Netherlands subsidiaries. The notes bear interest at 5.45% and 5.35%, respectively, and are collateralized by the related assets. The Netherlands mortgage note payable is due in quarterly installments of EUR 11,300 ($9,900) and matures January 2019. The German mortgage note payable is due in bi-annual installments of EUR 74,100 ($64,500) beginning June 2002 and matures December 2019.

        Annual maturities of long-term debt are as follows (amounts in thousands):

Year ending March 31,
2003	$168
2004	168
2005	168
2006	168
2007	168
Thereafter	2,450

Total	$3,290

Private Placement of Convertible Subordinated Notes

        In December 1997, we completed the private placement of $60.0 million principal amount of 6 3/4% convertible subordinated notes due 2005 (the "Notes"). The Notes were convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into our common stock at a conversion price of $12.583 per share, post split, subject to adjustment in certain circumstances. During the year ended March 31, 2002, we called for the redemption of the Notes. In connection with that call, holders converted to common stock approximately $58.7 million aggregate principal amount of their Notes, net of conversion costs. The remaining Notes were redeemed for cash.

12.  Commitments and Contingencies

Developer and Intellectual Property Contracts

        In the normal course of business we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property ("IP"). Under these agreements, we commit to provide specified payments to a developer, or IP holder, based upon contractual arrangements. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2002 is approximately $63.7 million, which is scheduled to be paid as follows (amounts in thousands):

Year ending March 31,
2003	$44,236
2004	11,785
2005	3,550
2006	1,675
2007	2,500

$63,746

Lease Obligations

        We lease certain of our facilities under non-cancelable operating lease agreements. Total future minimum lease commitments as of March 31, 2002 are as follows (amounts in thousands):

Year ending March 31,
2003	$5,277
2004	4,901
2005	4,174
2006	3,290
2007	3,073
Thereafter	4,072

Total	$24,787

        Facilities rent expense for the years ended March 31, 2002, 2001 and 2000 was approximately $5.3 million, $4.7 million and $4.4 million, respectively.

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

13.  Stock Compensation and Employee Benefit Plans

Stock Options

        We sponsor five stock option plans for the benefit of officers, employees, consultants and others.

        On February 28, 1992, the shareholders of Activision approved the Activision 1991 Stock Option and Stock Award Plan, as amended, (the "1991 Plan") which permits the granting of "Awards" in the form of non-qualified stock options, incentive stock options ("ISOs"), stock appreciation rights ("SARs"), restricted stock awards, deferred stock awards and other common stock-based awards. The total number of shares of common stock available for distribution under the 1991 Plan is 11,350,000. The 1991 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were no shares remaining available for grant under the 1991 Plan as of March 31, 2002.

        On September 23, 1998, the shareholders of Activision approved the Activision 1998 Incentive Plan, as amended (the "1998 Plan"). The 1998 Plan permits the granting of "Awards" in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others. The total number of shares of common stock available for distribution under the 1998 Plan is 4,500,000. The 1998 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 21,000 shares remaining available for grant under the 1998 Plan as of March 31, 2002.

        On April 26, 1999, the Board of Directors approved the Activision 1999 Incentive Plan, as amended (the "1999 Plan"). The 1999 Plan permits the granting of "Awards" in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards to directors, officers, employees, consultants and others. The total number of shares of common stock available for distribution under the 1999 Plan is 7,500,000. The 1999 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. As of March 31, 2002, there were no shares remaining available for grant under the 1999 Plan.

        On August 23, 2001, the shareholders of Activision approved the Activision 2001 Incentive Plan, as amended (the "2001 Plan"). The 2001 Plan permits the granting of "Awards" in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others. The total number of shares of common stock available for distribution under the 2001 Plan is 2,250,000. The 2001 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 694,000 shares remaining available for grant under the 2001 Plan as of March 31, 2002. On April 4, 2002, the Board of Directors approved a 1.5 million increase in the total number of shares of common stock available for distribution under the 2001 Plan. This increase in the 2001 Plan will be put before our shareholders for approval in connection with our 2002 Annual Meeting of Shareholders.

        On, April 4, 2002, the Board of Directors approved the Activision 2002 Incentive Plan (the "2002 Plan"). The 2002 Plan permits the granting of "Awards" in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards to officers (other than executive officers), employees, consultants, advisors and others. The total number of shares of common stock available for distribution under the 2002 Plan is 2,350,000. The 2002 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.

        The exercise price for Awards issued under the 1991 Plan, 1998 Plan, 1999 Plan, 2001 Plan and 2002 Plan (collectively, the "Plans") is determined at the discretion of the Board of Directors (or the Compensation Committee of the Board of Directors, which administers the Plans), and for ISOs, is not to be less than the fair market value of our common stock at the date of grant, or in the case of non-qualified options, must exceed or be equal to 85% of the fair market value at the date of grant. Options typically become exercisable in installments over a period not to exceed five years and must be exercised within 10 years of the date of grant. However, certain options granted to executives vest immediately. Historically, stock options have been granted with exercise prices equal to or greater than the fair market value at the date of grant.

        In connection with prior employment agreements between Activision and Robert A. Kotick, Activision's Chairman and Chief Executive Officer, and Brian G. Kelly, Activision's Co-Chairman,

Mr. Kotick and Mr. Kelly were granted options to purchase common stock. The Board of Directors approved the granting of these options. Relating to such grants, as of March 31, 2002, 4,142,300 and 3,267,300 shares with weighted average exercise prices of $6.31 and $6.90 were outstanding and exercisable, respectively.

        We additionally have approximately 390,000 options outstanding to employees as of March 31, 2002, with a weighted average exercise price of $13.92. The Board of Directors approved the granting of these options. Such options have terms similar to those options granted under the Plans.

        We also issue stock options in conjunction with acquisition transactions. For the year ended March 31, 2002, 12,000 options with a weighted average exercise price of $6.67 were outstanding relating to options issued in conjunction with acquisitions completed in fiscal 1999 and 1998. The Board of Directors approved the granting of these options. None of these shares were exercisable as of March 31, 2002.

Director Warrants

        The Director Warrant Plan, which expired on December 19, 1996, provided for the automatic granting of warrants ("Director Warrants") to purchase 25,000 shares of common stock to each director of Activision who was not an officer or employee of Activision or any of its subsidiaries. Director Warrants granted under the Director Warrant Plan vest 25% on the first anniversary of the date of grant, and 12.5% each six months thereafter. The expiration of the Plan had no effect on the outstanding Director Warrants. As of March 31, 2002, there were no shares of common stock available for distribution nor were there any warrants outstanding under the Director Warrant Plan.

        During the fiscal year ended March 31, 1997, we issued warrants to purchase 60,000 shares of our common stock, at exercise prices ranging from $7.87 to $9.25 to two of our outside directors in connection with their election to the Board. Such warrants have vesting terms identical to the Directors Warrants and expire within 10 years. Relating to such warrants, as of March 31, 2002, 30,000 shares with a weighted average exercise price of $9.02 were outstanding and exercisable.

Employee Stock Purchase Plan

        We have an employee stock purchase plan for all eligible employees (the "Purchase Plan"). Under the Purchase Plan, shares of our common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or last day of each six-month period (the "Offering Period"). Employees may purchase shares having a value not exceeding 10% of their gross compensation during an Offering Period. Employees purchased approximately 44,900 and 51,900 shares at a price of $13.64 and $6.31 per share during the Purchase Plan's offering period ended September 30, 2001 and 2000, respectively, and approximately 48,000 and 65,900 shares at a price of $14.23 and $7.86 per share during the Purchase Plan's offering period ended March 31, 2002 and 2001, respectively.

Activity of Employee and Director Options and Warrants

        Activity of all employee and director options and warrants during the last three fiscal years was as follows (amounts in thousands, except weighted average exercise price amounts):

	2002		2001		2000
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Outstanding at beginning of year	17,916	$6.45	15,498	$7.38	14,924	$7.03
Granted	4,109	16.30	10,151	4.61	5,651	7.68
Exercised	(8,681)	6.74	(5,250)	6.04	(3,497)	6.10
Forfeited	(481)	7.35	(2,483)	6.49	(1,580)	7.94

Outstanding at end of year	12,863	$9.37	17,916	$6.45	15,498	$7.38

Exercisable at end of year	6,334	$8.25	9,816	$6.66	7,073	$6.83

        For the year ended March 31, 2002, 4,108,900 options with a weighted average exercise price of $16.30 were granted at an exercise price equal to the fair market value on the date of grant.

        For the year ended March 31, 2001, 6,513,000 options with a weighted average exercise price of $4.79 were granted at an exercise price equal to the fair market value on the date of grant and 3,637,500 options with a weighted average exercise price of $4.29 were granted at an exercise price greater than fair market value on the date of grant.

        For the year ended March 31, 2000, 3,751,500 options with a weighted average exercise price of $8.59 were granted at an exercise price equal to the fair market value on the date of grant and 1,057,500 options with a weighted average exercise price of $7.14 were granted at an exercise price greater than fair market value on the date of grant. Additionally, in conjunction with the acquisition of Expert, 841,500 options with a weighted average exercise price of $4.32 were granted at an exercise price less than market value on the date of grant. Options granted to Expert were outside any of the Plans.

        The following tables summarize information about all employee and director stock options and warrants outstanding as of March 31, 2002 (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Shares	Remaining Wtd Avg Contractual Life (in years)	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Range of exercise prices:
$3.17 to $4.08	1,812	8.06	$4.04	328	$3.99
$4.09 to $6.83	1,692	7.07	5.73	887	6.40
$6.88 to $7.00	3,074	7.05	6.99	2,915	7.00
$7.04 to $8.91	1,380	6.65	7.65	608	7.37
$8.92 to $11.29	1,331	6.23	9.70	630	10.14
$11.50 to $13.92	1,612	8.90	13.73	499	13.89
$14.12 to $16.67	1,394	8.26	15.99	467	15.12
$16.81 to $28.60	565	9.68	24.74	—	—
$28.61 to $28.61	1	9.97	28.61	—	—
$31.29 to $31.29	2	9.95	31.29	—	—

	12,863	7.55	$9.37	6,334	$8.25

Pro Forma Information

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options (including shares issued under the Purchase Plan and Director Warrant Plan and other employee option grants, collectively called "options") granted during fiscal 2002, 2001 and 2000 under the fair value method. The fair value of options granted in the years ended March 31, 2002, 2001 and 2000 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Option Plans and Other Employee Options			Purchase Plan			Director Warrant Plan
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Expected life (in years)	2	2	3	0.5	0.5	0.5	2	2	3
Risk free interest rate	3.24%	4.09%	6.15%	2.16%	4.09%	6.15%	3.24%	4.09%	6.15%
Volatility	70%	70%	67%	70%	70%	67%	70%	70%	67%
Dividend yield	—	—	—	—	—	—	—	—	—

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of our options. For options granted during fiscal 2002, the per share weighted average fair value of options with exercise prices equal to market value on date of grant was $6.86. For options granted during fiscal 2001, the per share weighted average fair value of options with exercise prices equal to market value on date of grant and exercise prices greater than market value were $2.08, and $0.89, respectively. For options granted during fiscal 2000, the per share weighted average fair value of options with exercise prices equal to market value on date of grant, exercise prices greater than market value and exercise prices less than market value were $3.94, $1.76 and $5.33, respectively. The per share weighted average estimated fair value of Employee Stock Purchase Plan shares granted during the year ended March 31, 2002, 2001 and 2000 were $4.41, $2.32 and $2.23, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had we determined compensation cost based on the fair value of the stock options at their date of grant as prescribed by SFAS No. 123, our net income (loss) and earnings (loss) per share would have been reported as the pro forma amounts as below (amounts in thousands except for per share information):

	Year ended March 31,
	2002	2001	2000
Net income (loss)
As reported	$52,238	$20,507	$(34,088)
Pro forma	39,616	11,531	(45,355)
Basic earnings (loss) per share
As reported	1.03	0.55	(0.92)
Pro forma	0.78	0.31	(1.22)
Diluted earnings (loss) per share
As reported	0.88	0.50	(0.92)
Pro forma	0.67	0.28	(1.22)

        The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

Non-Employee Warrants

        In prior years, we have granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third party warrants is generally greater than or equal to the fair market value of our common stock at the date of grant. No non-employee warrants were granted during the years ended March 31, 2002 or 2001. As of March 31, 2002, 777,000 third party warrants to purchase common stock were outstanding with a weighted average exercise price of $17.58 per share. As of March 31, 2001, 1,974,000 third party warrants to purchase common stock were outstanding with a weighted average exercise price of $7.26 per share.

        During the fiscal year ended March 31, 2000, we granted warrants to a third party to purchase 150,000 shares of our common stock at an exercise price of $7.75 per share in connection with, and as partial consideration for, a license agreement that allows us to utilize the third party's name in conjunction with certain Activision products. The warrants vested upon grant, have a seven year term and become exercisable ratably in annual installments over the warrant term. The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk-free rate of 4.77%, a volatility factor of 66% and expected term as noted above. The weighted average estimated fair value of third party warrants granted during the year ended March 31, 2000 was $5.26 per share. As of March 31, 2000, 2,370,000 third party warrants to purchase common stock were outstanding with a weighted average exercise price of $7.35 per share.

        In accordance with EITF 96-18, we measure the fair value of the securities on the measurement date. The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. During fiscal year 2002, 2001 and 2000, $1.1 million, $1.4 million and $5.8 million, respectively, was amortized and included in royalty expense relating to warrants.

Employee Retirement Plan

        We have a retirement plan covering substantially all of our eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits. We contribute 5% of each dollar contributed by a participant. Our matching contributions to the plan were $82,000, $62,000 and $46,000 during the year ended March 31, 2002, 2001 and 2000, respectively.

14.  Shareholders' Equity

Stock Split

        In October 2001, the Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend. The stock split was paid at the close of business on November 20, 2001, to shareholders of record as of November 6, 2001. The consolidated financial statements, including all share and per share data, have been restated to give effect to the stock split.

Repurchase Plan

        As of May 9, 2000, the Board of Directors authorized the purchase of up to $15.0 million of our common stock as well as our convertible subordinated notes. The shares and notes could be purchased from time to time through the open market or in privately negotiated transactions. During the year ended March 31, 2001, we repurchased 3.6 million shares of our common stock for approximately $15.0 million. We financed the purchase of such shares with available cash.

Shareholders' Rights Plan

        On April 18, 2000, our Board of Directors approved a shareholders rights plan (the "Rights Plan"). Under the Rights Plan, each common shareholder at the close of business on April 19, 2000, received a dividend of one right for each share of common stock held. Each right represents the right to purchase one one-hundredth (1/100) of a share of our Series A Junior Preferred Stock at an exercise price of $40.00. Initially, the rights are represented by our common stock certificates and are neither exercisable nor traded separately from our common stock. The rights will only become exercisable if a person or group acquires 15% or more of the common stock of Activision, or announces or commences a tender or exchange offer which would result in the bidder's beneficial ownership of 15% or more of our common stock.

        In the event that any person or group acquires 15% or more of our outstanding common stock each holder of a right (other than such person or members of such group) will thereafter have the right to receive upon exercise of such right, in lieu of shares of Series A Junior Preferred Stock, the number of shares of common stock of Activision having a value equal to two times the then current exercise price of the right. If we are acquired in a merger or other business combination transaction after a person has acquired 15% or more of our common stock, each holder of a right will thereafter have the right to receive upon exercise of such right a number of the acquiring company's common shares having a market value equal to two times the then current exercise price of the right. For persons who, as of the close of business on April 18, 2000, beneficially own 15% or more of the common stock of Activision, the Rights Plan "grandfathers" their current level of ownership, so long as they do not purchase additional shares in excess of certain limitations.

        We may redeem the rights for $.01 per right at any time until the first public announcement of the acquisition of beneficial ownership of 15% of our common stock. At any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of our common stock, we may exchange all or part of the rights for shares of common stock at an exchange ratio of one share of common stock per right. The rights expire on April 18, 2010.

15.  Supplemental Cash Flow Information

        Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Years ended March 31,
	2002	2001	2000
Non-cash investing and financing activities:
Issuance of stock, options and warrants in exchange for licensing rights and other services	$3,217	$—	$8,529
Tax benefit derived from net operating loss carryforward utilization	—	3,652	1,266
Common stock issued to effect business combinations	25,481	—	7,171
Conversion of Notes to common stock, net of conversion costs	58,651	—	—
Supplemental cash flow information:
Cash paid for income taxes	$3,041	$6,753	$6,333

Cash paid (received) for interest	$(2,942)	$5,720	$10,519

16.  Quarterly Financial and Market Information—Restated (Unaudited)

	Quarter Ended
(Amounts in thousands, except per share data)					Year Ended
	June 30	Sept 30	Dec 31	Mar 31
Fiscal 2002:
Net revenues	$110,577	$139,604	$371,341	$164,912	$786,434
Operating income (loss)	(1,235)	3,144	61,801	16,862	80,574
Net income	29	2,215	39,110	10,884	52,238
Basic earnings per share	0.00	0.04	0.75	0.20	1.03
Diluted earnings per share	0.00	0.04	0.66	0.17	0.88
Common stock price per share
High	27.43	27.00	28.72	32.75	32.75
Low	13.92	15.07	16.35	22.77	13.92
Fiscal 2001:
Net revenues	$84,558	$144,363	$264,473	$126,789	$620,183
Operating income (loss)	(6,498)	9,536	34,754	2,015	39,807
Net income (loss)	(5,179)	4,306	20,505	875	20,507
Basic earnings (loss) per share	(0.14)	0.12	0.56	0.02	0.55
Diluted earnings (loss) per share	(0.14)	0.11	0.47	0.02	0.50
Common stock price per share
High	8.10	10.42	10.17	16.83	16.83
Low	3.58	4.21	6.88	9.08	3.58

        Per share amounts have been restated to give effect to our three-for-two stock split effected in the form of a 50% stock dividend for shareholders of record as of November 6, 2001, paid November 20, 2001.

17.  Subsequent Events—Unaudited

        On December 4, 2001, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register 7,500,000 shares of our common stock. On June 4, 2002, we issued the 7,500,000 shares of common stock in an underwritten public offering for proceeds, before issuance costs, of approximately $248.3 million. The proceeds from this offering will be used for general corporate purposes, including, among other things, additions to working capital and financing of capital expenditures, joint ventures and/or strategic acquisitions.

        On May 20, 2002, we acquired all of the outstanding capital of Z-Axis Ltd. ("Z-Axis"), a privately held interactive software development company, in exchange for $12.5 million in cash and 249,190 shares of our common stock. Additional shares of our common stock also may be issued to Z-Axis' equity holders and employees over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria. Z-Axis is a console software developer with a focus on action and action-sports video games.

        On May 10, 2002, we acquired 30% of the outstanding capital stock of Infinity Ward, Inc. ("Infinity Ward"), as well as an option to purchase the remaining 70% of the outstanding capital stock of Infinity Ward. Infinity Ward is a privately held interactive software development company with a focus on first person action games for personal computers.

SCHEDULE II

ACTIVISION, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Additions(A)	Deductions(B)	Balance at End of Period
Year ended March 31, 2002
Allowance for sales returns and price protection	$25,075	$89,423	$(75,285)	$39,213
Allowance for doubtful accounts	3,386	2,681	(3,261)	2,806
Deferred tax valuation allowance	9,895	20,584	—	30,479
Year ended March 31, 2001
Allowance for sales returns and price protection	27,391	76,784	(79,100)	25,075
Allowance for doubtful accounts	4,130	2,670	(3,414)	3,386
Deferred tax valuation allowance	13,041	—	(3,146)	9,895
Year ended March 31, 2000
Allowance for sales returns and price protection	10,937	93,535	(77,081)	27,391
Allowance for doubtful accounts	4,042	3,827	(3,739)	4,130
Deferred tax valuation allowance	6,916	6,125	—	13,041
(A)
Includes increases in allowance for sales returns, price protection and doubtful accounts due to normal reserving terms and allowance accounts acquired in conjunction with acquisitions.

(B)
Includes actual write-offs of sales returns, price protection and uncollectible accounts receivable, net of recoveries and foreign currency translation adjustments.

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger dated as of June 9, 2000 among Activision, Inc., Activision Holdings, Inc. and ATVI Merger Sub, Inc. (incorporated by reference to Exhibit 2.4 of Activision's Form 8-K, filed on June 16, 2000).
3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of Activision's Form 8-K, filed on June 16, 2000).
3.2	Amended and Restated Bylaws of Activision Holdings (incorporated by reference to Exhibit 2.6 of Activision's Form 8-K, filed on June 16, 2000).
3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Activision Holdings dated as of June 9, 2000 (incorporated by reference to Exhibit 2.7 of Activision's Form 8-K, filed on June 16, 2000).
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision, Inc. dated as of August 23, 2001.
3.5	Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc. dated as of December 27, 2001.
4.1
Rights Agreement dated as of April 18, 2000, between Activision and Continental Stock Transfer & Trust Company, which includes as exhibits the form of Right Certificates as Exhibit A, the Summary of Rights to Purchase Series A Junior Preferred Stock as Exhibit B and the form of Certificate of Designation of Series A Junior Preferred Stock of Activision as Exhibit C, (incorporated by reference to Activision's Registration Statement on Form 8-A, Registration No. 001-15839, filed April 19, 2000).
10.1	Mediagenic 1991 Stock Option and Stock Award Plan, as amended.
10.2	Mediagenic 1991 Director Warrant Plan, as amended (incorporated by reference to Exhibit 28.2 to Activision's Registration Statement on Form S-8, Registration No. 33-63638, filed on June 1, 1993).
10.3	Activision, Inc. Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 4.1 of Activision's Form S-8, Registration No. 333-36272 filed on May 4, 2000).
10.4	Activision, Inc. 1998 Incentive Plan (incorporated by reference to Appendix I of Activision's 1998 Proxy Statement).
10.5	Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit of Activision's Form 10-K for the year ending March 31, 2000).
10.6	Activision, Inc. 2001 Incentive Plan, as amended.
10.7	Activision, Inc. 2002 Incentive Plan.
10.8
Lease Agreement dated as of December 20, 1996 between Activision and Barclay Curci Investment Company (incorporated by reference to Exhibit 10.14 of Activision's Form 10-Q for the quarter ended December 31, 1996).
10.9
Amended and restated employment agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ended September 30, 2000).

10.10	Employment agreement dated October 19, 1998 between Activision and Ronald Doornink (incorporated by reference to Exhibit 10.12 of Activision's Form 10-K for the year ending March 31, 1999).
10.11	Employment agreement dated April 1, 2000 between Activision and Lawrence Goldberg (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ending June 30, 2000).
10.12	Employment agreement dated April 1, 2002 between Activision and William J. Chardavoyne.
10.13	Stock option agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Activision's Form 10-Q for the quarter ending September 30, 2000).
10.14	Service Agreement dated March 1, 2002 between Combined Distribution (Holdings) Limited and Richard Andrew Steele.
10.15
Amended and restated employment agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.3 of Activision's Form 10-Q for the quarter ending September 30, 2000).
10.16	Employment agreement dated April 1, 2002 between Activision and Michael Rowe.
10.17	Employment agreement dated July 12, 1999 between Activision and Kathy Vrabeck (incorporated by reference to Exhibit 6.2 of Activision's Form 10-Q for the quarter ending June 30, 1999).
10.18
Amendment to Employment Agreement between Ronald Doornink and Activision, dated April 30 1999 (incorporated by reference to Exhibit 6.1 of Activision's Form 10-Q for the quarter ending December 31, 1999).
10.19	Stock option agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Activision's Form 10-Q for the quarter ending September 30, 2000).
10.20
Amended and Restated Credit Agreement dated as of May 7, 2001, among Activision Publishing, Inc., a Delaware corporation, Activision, Inc., a Delaware corporation, Activision Value Publishing, Inc., a Minnesota corporation (formerly Head Games Publishing, Inc.) and Expert Software, Inc., a Delaware corporation, various financial institutions and PNC Bank, National Association, a national banking association, as issuing bank, administrative agent and collateral agent for such lenders ("the Loan Agreement") (incorporated by reference to Activision's Form 10-K for the year ending March 31, 2001).
10.21	Amendment Agreement dated as of June 21, 2002 amending the Loan Agreement set forth in Exhibit 10.20 above.
10.22	Underwriting Agreement dated as of June 4, 2002 between Activision and Goldman Sachs & Co. (incorporated by reference to Exhibit 1.1 of Activision's Form 8-K filed June 6, 2002).
16.1	Letter from KPMG, LLP pursuant to Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 of Activision's Form 8-K/A filed March 23, 2001).
21.1	Principal subsidiaries of Activision.
23.1	Consent of Independent Accountants.
23.2	Consent of Independent Accountants.

    Reports on Form 8-K. We have filed the following reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2002:

    1.1
    We filed a Form 8-K on January 18, 2002, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure" our acquisition of Gray Matter Interactive Studios, Inc.

QuickLinks

INDEX
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS
  Part I. Financial Information.
  Item I. Financial Statements.
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the years ended March 31, 2002, 2001 and 2000
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ACTIVISION, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SCHEDULE II
ACTIVISION, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In thousands)
EXHIBIT INDEX