Form 10-Q
period 2002-06-30
ACTIVISION INC /NY
filed 2002-08-14
CIK 718877

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2002
O R
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        The number of shares of the registrant's Common Stock outstanding as of August 2, 2002 was 66,730,202.

ACTIVISION, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information.

Item 1. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2002	March 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$550,330	$279,007
Accounts receivable, net of allowances of $54,925 and $42,019 at June 30, 2002 and March 31, 2002, respectively	64,799	76,733
Inventories	25,439	20,736
Software development	38,476	36,263
Intellectual property licenses	3,505	6,326
Deferred income taxes	18,945	22,608
Other current assets	10,886	15,200

Total current assets	712,380	456,873
Software development	11,931	3,254
Intellectual property licenses	17,490	10,899
Property and equipment, net	18,642	17,832
Deferred income taxes	34,024	28,795
Other assets	6,376	3,242
Goodwill	53,910	35,992

Total assets	$854,753	$556,887

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$1,130	$168
Accounts payable	45,887	64,410
Accrued expenses	62,707	59,096

Total current liabilities	109,724	123,674
Long-term debt, less current portion	3,344	3,122

Total liabilities	113,068	126,796

Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at June 30, 2002 and March 31, 2002	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at June 30, 2002 and March 31, 2002	—	—
Common stock, $.000001 par value, 125,000,000 shares authorized, 70,940,261 and 61,034,263 shares issued and 66,611,502 and 56,705,504 shares outstanding at June 30, 2002 and March 31, 2002, respectively	—	—
Additional paid-in capital	683,038	397,528
Retained earnings	85,088	64,384
Accumulated other comprehensive loss	(6,118)	(11,498)
Less: Treasury stock, at cost, 4,328,759 shares at June 30, 2002 and March 31, 2002	(20,323)	(20,323)

Total shareholders' equity	741,685	430,091

Total liabilities and shareholders' equity	$854,753	$556,887

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the three months ended June 30,
	2002	2001
Net revenues	$191,258	$110,577
Costs and expenses:
Cost of sales—product costs	83,344	64,124
Cost of sales—software royalties and amortization	15,838	4,722
Cost of sales—intellectual property licenses	12,643	5,274
Product development	11,751	9,191
Sales and marketing	21,993	18,756
General and administrative	14,493	9,745

Total costs and expenses	160,062	111,812

Operating income (loss)	31,196	(1,235)
Interest income, net	1,156	1,281

Income before income tax provision	32,352	46
Income tax provision	11,648	17

Net income	$20,704	$29

Basic earnings per share	$0.34	$0.00

Weighted average common shares outstanding	60,039	45,161

Diluted earnings per share	$0.31	$0.00

Weighted average common shares outstanding assuming dilution	66,750	53,465

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$20,704	$29
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(1,566)	(23,600)
Depreciation and amortization	2,168	1,580
Amortization of capitalized software development costs and intellectual property licenses	18,527	6,353
Tax benefit of stock options and warrants exercised	12,753	23,153
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	12,946	1,294
Inventories	(4,703)	(544)
Software development and intellectual property licenses	(33,187)	(20,771)
Other assets	6,061	(36)
Accounts payable	(18,649)	(17,540)
Accrued expenses and other liabilities	2,994	416

Net cash provided by (used in) operating activities	18,048	(29,666)

Cash flows from investing activities:
Capital expenditures	(1,860)	(2,812)
Proceeds from disposal of property and equipment	408	391
Cash payment to effect business combination, net of cash acquired	(12,091)	—
Minority capital investment	(1,500)	—

Net cash used in investing activities	(15,043)	(2,421)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	15,059	20,473
Proceeds from issuance of common stock pursuant to warrants	—	1,044
Payment on term loan	—	(8,550)
Other borrowings, net	1,184	(17)
Redemption of convertible subordinated notes	—	(62)
Proceeds from issuance of common stock pursuant to underwritten public offering, net of offering costs	248,102	—

Net cash provided by financing activities	264,345	12,888

Effect of exchange rate changes on cash	3,973	(365)

Net increase (decrease) in cash and cash equivalents	271,323	(19,564)
Cash and cash equivalents at beginning of period	279,007	125,550

Cash and cash equivalents at end of period	$550,330	$105,986

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended June 30, 2002
(Unaudited)
(In thousands)

							Accumulated Other Comprehensive Income (Loss)
	Common Stock				Treasury Stock
			Additional Paid-In Capital	Retained Earnings				Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2002	61,034	$—	$397,528	$64,384	(4,329)	$(20,323)	$(11,498)	$430,091
Components of comprehensive income:
Net income	—	—	—	20,704	—	—	—	20,704
Foreign currency translation adjustment	—	—	—	—	—	—	5,380	5,380

Total comprehensive income								26,084

Issuance of common stock pursuant to underwritten public offering	7,500	—	247,321	—	—	—	—	247,321
Issuance of common stock pursuant to employee stock options and common stock warrants	2,157	—	15,059	—	—	—	—	15,059
Issuance of common stock warrants	—	—	2,184	—	—	—	—	2,184
Tax benefit attributable to employee stock options and common stock warrants	—	—	12,753	—	—	—	—	12,753
Issuance of common stock to effect business combinations	249	—	8,193	—	—	—	—	8,193

Balance, June 30, 2002	70,940	$—	$683,038	$85,088	(4,329)	$(20,323)	$(6,118)	$741,685

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the three months ended June 30, 2002

1.    Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries ("Activision" or "we"). The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2002 as filed with the Securities and Exchange Commission.

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

3.    Acquisition

        Effective May 20, 2002, we acquired all of the outstanding ownership interests of Z-Axis Ltd. ("Z-Axis"), a privately held interactive software development company, in exchange for $12.5 million in cash and 249,190 shares of our common stock valued at approximately $8.2 million. Z-Axis is a console software developer with a focus on action sports video games. This acquisition further enables us to implement our multi-platform development strategy by augmenting our internal product development capabilities for console systems and enhances our position in the action sports genre. The purchase price of the transaction, including acquisition costs, was valued at approximately $20.9 million and has been allocated to assets acquired and liabilities assumed as follows (amounts in thousands):

Current assets	$1,602
Other intangibles	2,233
Property and equipment	172
Other assets	20
Goodwill	17,583
Current liabilities	(744)

$20,866

        Goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes. A significant portion of the purchase price for this acquisition was assigned to goodwill as the primary asset we acquired in the transaction was an assembled workforce with proven technical and design talent with a history of high quality product creation. The results of operations of Z-Axis are included in our consolidated statement of operations beginning May 20, 2002. Pro forma consolidated statements of operations are not shown, as they would not differ materially from reported results.

        Approximately 93,000 additional shares of our common stock also may be issued to Z-Axis' equity holders over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria. This contingent consideration will be recorded as an additional element of the purchase price for Z-Axis when those contingencies are resolved.

4.    Inventories

        Inventories are valued at the lower of cost (first-in, first-out) or market. Our inventories consist of the following (amounts in thousands):

	June 30, 2002	March 31, 2002
Purchased parts and components	$1,740	$892
Finished goods	23,699	19,844

	$25,439	$20,736

5.    Goodwill and Other Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill for the three months ended June 30, 2002 are as follows (amounts in thousands):

	Publishing	Distribution	Total
Balance as of March 31, 2002	$31,626	$4,366	$35,992
Goodwill acquired during the period	17,583	—	17,583
Adjustment to original purchase allocation	6	—	6
Effect of foreign currency exchange rates	—	329	329

Balance as of June 30, 2002	$49,215	$4,695	$53,910

  Acquired Intangible Assets

        As of June 30, 2002, gross acquired intangible assets were $2.2 million and were the result of the acquisition of software development and royalty agreements. Such assets had yet to be amortized as of June 30, 2002 as the related titles had not been released and/or no revenues had been earned on such titles. All gross acquired intangible assets as of June 30, 2002 are expected to be expensed during the year ended March 31, 2003.

6.    Income Taxes

        The income tax provision of $11.7 million for the three months ended June 30, 2002 reflects our effective income tax rate of approximately 36%. The income tax provision of $17,000 for the three months ended June 30, 2001 reflects our effective income tax rate of approximately 37%. For both periods, the significant item that generated the variance between our effective rate and our statutory rate of 35% was state taxes, partially offset by research and development tax credits.

7.    Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

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

        We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis. The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is used. The following criteria are used to evaluate expected product performance: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to our budgeted amount.

        Commencing upon the related product's release, capitalized intellectual property license costs are amortized to cost of sales—intellectual property licenses based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed trademark or copyright will be utilized. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year. For products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

        As of June 30, 2002, capitalized software development costs included $18.3 million of internally developed software costs and $32.1 million of payments made to independent software developers. As of March 31, 2002, capitalized software development costs included $16.0 million of internally developed software costs and $23.5 million of payments made to independent software developers. Capitalized intellectual property licenses were $21.0 million and $17.2 million as of June 30, 2002 and March 31, 2002, respectively. Amortization of capitalized software development costs and intellectual property licenses, combined, was $18.5 million and $6.4 million for the three months ended June 30, 2002 and 2001, respectively.

8.    Accumulated Other Comprehensive Income (Loss)

        For the three months ended June 30, 2002, the accumulated other comprehensive loss balance primarily consisted of foreign currency translation adjustments.

9.    Revenue Recognition

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

10.  Interest Income, Net

        Interest income, net is comprised of the following (amounts in thousands):

	Three months ended June 30,
	2002	2001
Interest expense	$(536)	$(753)
Interest income	1,692	2,034

Interest income, net	$1,156	$1,281

11.  Supplemental Cash Flow Information

        Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Three months ended June 30,
	2002	2001
Non-cash investing and financing activities:
Conversion of convertible subordinated notes, net of conversion costs	$—	$58,651
Subsidiaries acquired with common stock	8,193	—
Issuance of options and common stock warrants in exchange for licensing rights and other services	2,184	3,217
Stock offering costs	781	—
Supplemental cash flow information:
Cash paid for income taxes	1,314	600
Cash paid (received) for interest, net	(1,546)	(539)

12.  Operations by Reportable Segments and Geographic Area

        Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

        Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with third party publishers. In the United States, our products are sold primarily on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and office super-stores. We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Australia, Sweden, Canada and Japan. Our products are sold internationally on a direct to retail basis, through third party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries.

        Distribution refers to our European operations located in the United Kingdom, the Netherlands and Germany that provide logistical and sales services to third party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

        Resources are allocated to each of these segments using information on their respective net revenues and operating profits before interest and taxes. The segments are not evaluated based on assets or depreciation.

        The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2002. Revenue derived from sales between segments is eliminated in consolidation.

        Information on the reportable segments for the three months ended June 30, 2002 and 2001 is as follows (amounts in thousands):

	Three months ended June 30, 2002
	Publishing	Distribution	Total
Total segment revenues	$153,145	$38,113	$191,258
Revenues from sales between segments	(15,651)	15,651	—

Revenues from external customers	$137,494	$53,764	$191,258

Operating income (loss)	$32,461	$(1,265)	$31,196

Goodwill	$49,215	$4,695	$53,910

Total assets	$770,187	$84,566	$854,753

	Three months ended June 30, 2001
	Publishing	Distribution	Total
Total segment revenues	$82,830	$27,747	$110,577
Revenues from sales between segments	(6,000)	6,000	—

Revenues from external customers	$76,830	$33,747	$110,577

Operating income (loss)	$(1,307)	$72	$(1,235)

Goodwill	$5,941	$4,342	$10,283

Total assets	$309,530	$66,893	$376,423

        Geographic information for the three months ended June 30, 2002 and 2001 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended June 30,
	2002	2001
United States	$107,104	$66,264
Europe	79,992	41,833
Other	4,162	2,480

Total	$191,258	$110,577

        Revenues by platform were as follows (amounts in thousands):

	Three months ended June 30,
	2002	2001
Console	$144,266	$50,296
Handheld	13,289	43,123
PC	33,703	17,158

Total	$191,258	$110,577

        As of and for the three months ended June 30, 2002, we had one customer that accounted for 17% of our consolidated net revenues and 27% of our consolidated accounts receivable, net. As of and for the three months ended June 30, 2001, that same customer accounted for 15% of our consolidated net revenues and 22% of our consolidated accounts receivable, net. This customer was a customer of both our publishing and distribution businesses.

13.  Computation of Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended June 30,
	2002	2001
Numerator
Numerator for basic and diluted earnings per share — income available to common shareholders	$20,704	$29

Denominator
Denominator for basic earnings per share- weighted average common shares outstanding	60,039	45,161

Effect of dilutive securities:
Employee stock options and stock purchase plan	6,430	7,235
Warrants to purchase common stock	281	1,069

Potential dilutive common shares	6,711	8,304

Denominator for diluted earnings per share — weighted average common shares outstanding plus assumed conversions	66,750	53,465

Basic earnings per share	$0.34	$0.00

Diluted earnings per share	$0.31	$0.00

        Options to purchase 15,353 shares of common stock at exercise prices ranging from $28.34 to $33.24 and options to purchase 7,920 shares of common stock at exercise prices ranging from $19.66 to $25.27 were outstanding for the three months ended June 30, 2002 and 2001, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

14.  Commitments

  Bank Lines of Credit

        In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million, including issuing letters of credit up to $80 million, on a revolving basis against eligible accounts receivable and inventory. The term loan had a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999, a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002. The revolving portion of the U.S Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25%. We pay a commitment fee of 1/4% on the unused portion of the revolver. The Amended and Restated U.S. Facility is collateralized by substantially all of our assets and was scheduled to expire in June 2002. However, in June 2002, we obtained an extension of the expiration date to August 21, 2002. Due to our improved financial position, including significant cash balances and minimal debt, we will not seek additional bank financing upon the expiration of the Amended and Restated U.S. Facility.

        The Amended and Restated U.S. Facility contains various covenants that limit our ability to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. We are also required to maintain specified financial ratios related to net worth and fixed charges. As of June 30, 2002, we were in compliance with these covenants. As of June 30, 2002, there were no borrowings outstanding and $1.8 million of letters of credit outstanding against the revolving portion of the Amended and Restated U.S. Facility.

        We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permitted revolving credit loans and letters of credit up to Euro ("EUR") 4.5 million ($4.5 million) as of June 30, 2002, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.5%, is collateralized by a British Pounds ("GBP") 1.5 million ($2.3 million) guarantee made by our Centresoft subsidiary through its bank facility and expires August 2003. As of June 30, 2002, there was $962,000 of borrowings and no letters of credit outstanding under the Netherlands Facility.

        We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). As of June 30, 2002, the UK Facility provided Centresoft with the ability to borrow up to GBP 7.0 million ($10.7 million), including issuing letters of credit, on a revolving basis. Furthermore, as of June 30, 2002, under the UK Facility, Centresoft has provided a GBP 1.5 million ($2.3 million) guarantee which serves as collateral for the Netherlands Facility. The UK Facility bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2002. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of June 30, 2002, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility at June 30, 2002. The German Facility provided for revolving loans up to EUR 2.0 million ($2.0 million) as of June 30, 2002, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by a cash deposit of approximately GBP 732,000 ($1.1 million) made by our CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of June 30, 2002.

  Private Placement of Convertible Subordinated Notes

        In December 1997, we completed the private placement of $60.0 million principal amount of 6 3/4% convertible subordinated notes due 2005 (the "Notes"). The Notes were convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into our common stock at a conversion price of $12.583 per share, subject to adjustment in certain circumstances. During the three months ended June 30, 2001, we called for the redemption of the Notes. In connection with that call, holders converted to common stock approximately $58.7 million aggregate principal amount of their Notes, net of conversion costs. The remaining Notes were redeemed for cash.

  Software Developer and Intellectual Property License Contracts

        In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property ("IP"). Under these agreements, we commit to provide specified payments to a developer or IP holder, based upon contractual arrangements. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of June 30, 2002 is approximately $74.9 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,
2003	$35,569
2004	27,705
2005	7,050
2006	2,075
2007	2,500

Total	$74,899

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

15.  Related Parties

        As of June 30, 2002, we had a $419,000 loan, including accrued interest, due from an executive which bore interest at 6.75%. The loan has subsequently been repaid.

        In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years. We paid approximately $325,000 during the three months ended June 30, 2002 for legal services rendered by the law firm.

16.  Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

        Our products cover the action/adventure, action sports, racing, role-playing, simulation, first-person shooters and strategy game categories. Historically, we have offered our products in versions that operate on the Sony PlayStation ("PS1"), Sony PlayStation 2 ("PS2"), Nintendo 64 ("N64"), Nintendo GameCube ("GameCube") and Microsoft Xbox ("Xbox") console systems, Nintendo Game Boy Advance ("GBA") and Game Boy Color ("GBC") handheld devices, as well as on personal computers ("PC").

        Our publishing business involves the development, marketing and sale of products, either directly, by license or through our affiliate label program with third party publishers. In the United States, our products are sold primarily on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and office super-stores. We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Australia, Sweden, Canada and Japan. Our products are sold internationally on a direct to retail basis, through third party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries. In addition to publishing, we maintain distribution operations located in the United Kingdom, the Netherlands and Germany that provide logistical and sales services to third party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

        Our profitability is directly affected by the mix of revenues from our publishing and distribution segments. Publishing operating margins are substantially higher than margins realized from our distribution segment. Operating margins in our distribution segment are also affected by the mix of hardware and software sales, with software producing higher margins than hardware.

        In July 2002, we extended our partnership with professional skate-boarder, Tony Hawk, through an exclusive multi-year licensing agreement that expires in 2015. The continuation of our long-term relationship with Tony Hawk is part of our strategy to continue to be a leader in the action sports category. Activision O2, our action sports umbrella brand, has featured such franchises as Tony Hawk's Pro Skater, Mat Hoffman's Pro BMX and Shaun Palmer's Pro Snowboarder.    We will continue to promote our action sports franchises throughout fiscal 2003 with the expected release of several titles for existing franchises, including Tony Hawk's Pro Skater 4 and Mat Hoffman's Pro BMX 2, as well as several new action sports titles, including Kelly Slater's Pro Surfer and Shaun Murray's Pro Wakeboarder. We also plan to continue to focus on our super hero brands. Spider-Man: The Movie was a key release for the first quarter of fiscal 2003. Additional super hero titles expected to be released in fiscal 2003 include Blade II and X-Men Next Dimension. Additionally, we will continue to focus on our other key brands. We will also continue to evaluate emerging brands that we believe have potential for growth. A significant number of our fiscal 2003 releases will be cross-platform releases as we believe this provides us with many benefits with regards to sales and consumer awareness, as well as savings in our cost structures. We believe fiscal 2003 will be a strong growth year for our industry as the installed hardware bases for PS2, GameCube, Xbox and GBA continue to increase and as technological advances are made, enabling the interactive entertainment industry to continue to reach a broader audience.

Critical Accounting Policies

        We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and

Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2002 as filed with the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Similarly, management must make estimates of the uncollectibility of our accounts receivable. In estimating allowance for doubtful accounts, we analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customers' payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance. Any significant changes in any of these criteria would impact management's estimates in establishing our allowance for doubtful accounts.

        We value inventory at the lower of cost or market. We regularly review inventory quantities on hand and in the retail channel and record a provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would impact management's estimates in establishing our inventory provision.

        Software Development Costs.    Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

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

        We evaluate the future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is used. The following criteria are used to evaluate expected product performance: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to our budgeted amount.

        Commencing upon the related product's release, capitalized intellectual property license costs are amortized to cost of sales—intellectual property licenses based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed trademark or copyright will be utilized. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year. For products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

        Significant management judgment and estimates are utilized in the assessment of the recoverability of capitalized costs.

        The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory and platform, as well as operating income (loss) by business segment (amounts in thousands):

	Three months ended June 30,
	2002		2001
Net revenues	$191,258	100%	$110,577	100%
Costs and expenses:
Cost of sales—product costs	83,344	44	64,124	58
Cost of sales—software royalties and amortization	15,838	8	4,722	4
Cost of sales—intellectual property licenses	12,643	7	5,274	5
Product development	11,751	6	9,191	8
Sales and marketing	21,993	11	18,756	17
General and administrative	14,493	8	9,745	9

Total costs and expenses	160,062	84	111,812	101

Operating income (loss)	31,196	16	(1,235)	(1)
Interest income, net	1,156	1	1,281	1

Income before income tax provision	32,352	17	46	—
Income tax provision	11,648	6	17	—

Net income	$20,704	11%	$29	—%

NET REVENUES BY TERRITORY:
United States	$107,104	56%	$66,264	60%
Europe	79,992	42	41,833	38
Other	4,162	2	2,480	2

Total net revenues	$191,258	100%	$110,577	100%

ACTIVITY/PLATFORM MIX:
Publishing:
Console	$114,160	75%	$32,353	39%
Handheld	10,690	7	36,864	45
PC	28,295	18	13,613	16

Total publishing net revenues	153,145	80	82,830	75

Distribution:
Console	30,106	79	17,943	65
Handheld	2,599	7	6,259	22
PC	5,408	14	3,545	13

Total distribution net revenues	38,113	20	27,747	25

Total net revenues	$191,258	100%	$110,577	100%

OPERATING INCOME (LOSS) BY SEGMENT:
Publishing	$32,461	17%	$(1,307)	(1%)
Distribution	(1,265)	(1)	72	—

Total operating income (loss)	$31,196	16%	$(1,235)	(1%)

Results of Operations—Three Months Ended June 30, 2002 and 2001

Net Revenues

        Net revenues for the three months ended June 30, 2002 increased 73% over the prior year period, from $110.6 million to $191.3 million. Increases were reported in both our publishing and distribution segments.

        Publishing net revenues for the three months ended June 30, 2002 increased 85% from $82.8 million to $153.1 million. The increase in publishing net revenues was primarily attributable to the simultaneous cross-platform, multi-national release during the three months ended June 30, 2002 of Spider-Man: The Movie. In the three months ended June 30, 2002, 65% of our worldwide publishing net revenues were derived from the Spider-Man brand. Publishing console net revenues increased 253% from $32.4 million to $114.2 million due to the release of Spider-Man: The Movie as noted above. Publishing PC net revenues for the three months ended June 30, 2002 also increased when compared to the prior year period, increasing 108% from $13.6 million to $28.3 million. The increase in publishing PC net revenues reflects the PC release during the three months ended June 30, 2002 of Soldier of Fortune II: Double Helix, as well as Spider-Man: The Movie, both of which performed very well in both the domestic and international marketplaces. Publishing handheld net revenues decreased 71% from $36.9 million to $10.7 million. This decrease reflects the fact that the Nintendo Game Boy Advance hardware was launched in June 2001. Our GBA sales for the three months ended June 30, 2001 benefited from the related hardware launch, which drove GBA sales. As described above, a significant portion of our publishing net revenues is derived from products based on a relatively small number of popular brands each year. We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our net revenues.

        Distribution net revenues for the three months ended June 30, 2002 increased 37% from the prior year period, from $27.7 million to $38.1 million, primarily driven by an increase in our distribution console net revenues. Distribution console net revenues for the three months ended June 30, 2002 increased 68% over the prior year period, from $17.9 million to $30.1 million. Distribution console net revenues for the three months ended June 30, 2002 benefited from the international hardware launches of Xbox and GameCube in March 2002 and May 2002, respectively. Additionally, we benefited from the price reduction on PS2 hardware that was effective September 2001, as this resulted in both an increase in sales of PS2 hardware, as well as an increase in sales of PS2 software due to the corresponding larger installed hardware base.

        Domestic net revenues grew 62% from $66.3 million to $107.1 million. International net revenues increased by 90% from $44.3 million to $84.2 million. The increase in domestic net revenues is reflective of the improvements in our publishing segment as described above, and the increase in international net revenues is reflective of the improvements in our publishing and distribution segments as described above.

Costs and Expenses

        Cost of sales—product costs represented 44% and 58% of consolidated net revenues for the three months ended June 30, 2002 and 2001, respectively. The decrease in cost of sales—product costs as a percentage of consolidated net revenues for the three months ended June 30, 2002 was due to a change in the product mix of our publishing business. The product mix of our publishing business for the three months ended June 30, 2001 reflects a heavier concentration of net revenues from handheld devices due to the release of the Nintendo Game Boy Advance hardware in June 2001 as described above. Handheld devices generally have the highest manufacturing per unit cost of all platforms. Additionally, our console manufacturing costs for the three months ended June 30, 2002 benefited from the economies of scale due to the high volume of Spider-Man: The Movie units manufactured. The decrease in cost of sales—product costs as a percentage of consolidated net revenues for the three months ended June 30, 2002 was also due to the decrease in distribution net revenues as a percentage of total consolidated net revenues as distribution net revenues have a higher per unit cost as compared to publishing net revenues.

        Cost of sales—intellectual property licenses increased as a percentage of publishing net revenues to 8% for the three months ended June 30, 2002, from 6% for the three months ended June 30, 2001. The increase is reflective of the fact that in the three months ended June 30, 2002, our top performing titles were products with high intellectual property royalty rates.

        Cost of sales—software royalties and amortization increased as a percentage of publishing net revenues to 10% for the three months ended June 30, 2002, from 6% for the three months ended June 30, 2001. The increase is reflective of higher amortization for internally developed products during the three months ended June 30, 2002 as compared to the prior year period due to the release of Spider-Man: The Movie and Soldier of Fortune II: Double Helix during the three months ended June 30, 2002, both of which were internally developed. This increase is also reflective of the change in product mix of net revenues from our publishing business as previously described. The product mix of net revenues from our publishing business for the three months ended June 30, 2001 reflects a heavier concentration of net revenues from handheld devices due to the release of the Nintendo Game Boy Advance hardware in June 2001. Handheld devices generally have a lower cost to develop as compared to other platforms.

        Product development expense for the three months ended June 30, 2002 increased 28% from the prior year period, from $9.2 million to $11.8 million. This increase is reflective of the change in product mix of titles in development during the respective periods. The cost to develop the current generation of console systems, including PS2, Xbox and GameCube, is higher than the cost to develop for the prior generation of console systems, including PS1, N64 and Sega Dreamcast. Approximately 74% of titles in development during the three months ended June 30, 2002 were for the current generation of console systems, compared to only approximately 45% of titles in development during the prior year period.

        Sales and marketing expenses of $22.0 million and $18.8 million represented 11% and 17% of consolidated net revenues for the three months ended June 30, 2002 and 2001, respectively. The increase in sales and marketing expense dollars was the result of a significant marketing program in support of the simultaneous cross-platform, multi-national release of Spider-Man: The Movie. The success of the title contributed to the decrease of sales and marketing expenses as a percentage of consolidated net revenues for the three months ended June 30, 2002 as compared to the prior year period. The decrease in sales and marketing expenses as a percentage of consolidated net revenues demonstrates our ability to leverage and maximize marketing spending over our branded products and sequel titles.

        General and administrative expense for the three months ended June 30, 2002, increased 49% over the prior year period, from $9.7 million to $14.5 million. As a percentage of consolidated net revenues, general and administrative expenses remained relatively constant at approximately 8% to 9%. The increase in the dollar amount of general and administrative expenses was due to the incurrence of an approximate $2.0 million charge for the relocation of our UK distribution facility due to the increased growth of our UK distribution and UK publishing businesses, as well as an increase in worldwide administrative support needs and headcount related expenses.

Operating Income (Loss)

        Operating income (loss) for the three months ended June 30, 2002, was $31.2 million, compared to an operating loss of $(1.2) million in the prior year period. The increase in operating income for the three months ended June 30, 2002 over the prior year period was primarily due to an increase in the success of our publishing business due to the success of Spider-Man: The Movie, cross-platform releases and a continued focus on building operating efficiencies and controlling costs. The increase in publishing operating income was offset by an operating loss in our distribution business. The operating loss in our distribution business is reflective of the incurrence of an approximate $2.0 million charge for the relocation of our UK distribution facility due to the increased growth of our UK distribution and UK publishing businesses.

Interest Income, Net

        Interest income, net remained flat at $1.2 million for the three months ended June 30, 2002, compared to $1.3 million for the three months ended June 30, 2001, as higher average cash balances during the three months ended June 30, 2002 were offset by lower interest rates.

Provision for Income Taxes

        The income tax provision of $11.7 million for the three months ended June 30, 2002 reflects our effective income tax rate of approximately 36%. The significant item that generated the variance between our effective rate and our statutory rate of 35% was state taxes, partially offset by research and development tax credits. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Liquidity and Capital Resources

        Our cash and cash equivalents were $550.3 million at June 30, 2002 compared to $279.0 million at March 31, 2002. This $271.3 million increase in cash and cash equivalents for the three months ended June 30, 2002, resulted from $18.0 million and $264.3 million provided by operating and financing activities, respectively, offset by $15.0 million utilized in investing activities. The principal components comprising cash flows from operating activities included favorable operating results, tax benefits from stock option and warrant exercises and reductions in accounts receivable, partially offset by our continued investment in software development and intellectual property licenses and reductions in accounts payable, driven by a seasonal change in working capital needs. Approximately $33.2 million was expended in the three months ended June 30, 2002 in connection with the acquisition of publishing or distribution rights to products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products. The cash used in investing activities primarily was the result of business combinations and equipment purchases. On May 20, 2002, we acquired all of the outstanding ownership interests of Z-Axis Ltd. ("Z-Axis"), a privately held interactive software development company, in exchange for $12.5 million in cash and 249,190 shares of our common stock valued at approximately $8.2 million. The cash provided by financing activities primarily was the result of proceeds from the issuance of common stock pursuant to employee stock option plans and an underwritten public offering completed June 7, 2002. On June 7, 2002, we issued 7,500,000 shares of common stock for proceeds of approximately $247.3 million, net of offering costs. The proceeds from this offering will be used for general corporate purposes, including, among other things, additions to working capital and financing of capital expenditures, joint ventures and/or strategic acquisitions.

        In connection with our purchases of Nintendo 64, Nintendo GameCube and Game Boy hardware and software cartridges for distribution in North America and Europe, Nintendo requires us to provide either irrevocable or standby letters of credit prior to accepting purchase orders. Furthermore, Nintendo maintains a policy of not accepting returns of Nintendo 64, Nintendo GameCube or Game Boy hardware and software cartridges. Because of these and other factors, the carrying of an inventory of Nintendo 64, Nintendo GameCube and Game Boy hardware and software cartridges entails significant capital and risk. As of June 30, 2002, we had approximately $3.2 million of Nintendo 64 and Nintendo GameCube and $5.8 million of Game Boy hardware and software cartridge inventory on hand, which represented approximately 13% and 23%, respectively, of all inventory.

        In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million, including issuing letters of credit up to $80 million, on a revolving basis against eligible accounts receivable and inventory. The term loan had a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999, a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002. The revolving portion of the U.S Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25%. We pay a commitment fee of 1/4% on the unused portion of the revolver. The Amended and Restated U.S. Facility is collateralized by substantially all of our assets and was scheduled to expire in June 2002. However, in June 2002, we obtained an extension of the expiration date to August 21, 2002. Due to our improved financial position, including significant cash balances and minimal debt, we will not seek additional bank financing upon the expiration of the Amended and Restated U.S. Facility.

        The Amended and Restated U.S. Facility contains various covenants that limit our ability to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. We are also required to maintain specified financial ratios related to net worth and fixed charges. As of June 30, 2002, we were in compliance with these covenants. As of June 30, 2002, there were no borrowings outstanding and $1.8 million of letters of credit outstanding against the revolving portion of the Amended and Restated U.S. Facility.

        We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permitted revolving credit loans and letters of credit up to Euro ("EUR") 4.5 million ($4.5 million) as of June 30, 2002, based upon eligible accounts receivable and inventory balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.5%, is collateralized by a British Pounds ("GBP") 1.5 million ($2.3 million) guarantee made by our Centresoft subsidiary through its bank facility and expires August 2003. As of June 30, 2002, there was $962,000 of borrowings and no letters of credit outstanding under the Netherlands Facility.

        We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). As of June 30, 2002, the UK Facility provided Centresoft with the ability to borrow up to GBP 7.0 million ($10.7 million), including issuing letters of credit, on a revolving basis. Furthermore, as of June 30, 2002, under the UK Facility, Centresoft has provided a GBP 1.5 million ($2.3 million) guarantee which serves as collateral for the Netherlands Facility. The UK Facility bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2002. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of June 30, 2002, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility at June 30, 2002. The German Facility provided for revolving loans up to EUR 2.0 million ($2.0 million) as of June 30, 2002, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by a cash deposit of approximately GBP 732,000 ($1.1 million) made by our CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of June 30, 2002.

        In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property ("IP"). Under these agreements, we commit to provide specified payments to a developer or IP holder, based upon contractual arrangements. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of June 30, 2002 is approximately $74.9 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,
2003	$35,569
2004	27,705
2005	7,050
2006	2,075
2007	2,500

Total	$74,899

        We believe that we have sufficient working capital ($602.7 million at June 30, 2002), as well as proceeds available from the UK Facility, the Netherlands Facility and the German Facility, to finance our operational requirements for at least the next twelve months, including acquisitions of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties. We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us and as to our ability to make such acquisitions.

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Factors Affecting Future Performance

        In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), we have disclosed certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 which is incorporated herein by reference. The reader or listener is cautioned that we do not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

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

Interest Rate Risk

        We have had a number of variable rate and fixed rate debt obligations, denominated both in U.S. dollars and various foreign currencies as detailed in Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere in this Quarterly Report. We manage interest rate risk by monitoring our ratio of fixed and variable rate debt obligations in view of changing market conditions. Additionally, in the future, we may consider the use of interest rate swap agreements to further manage potential interest rate risk.

        As of June 30, 2002 the carrying value of our variable rate debt was approximately $1.0 million, which was comprised of the Netherlands Facility. A hypothetical 1% increase in the applicable interest rate of our variable rate debt, which is not less than 10% of the end of period market rate, would increase annual interest expense by approximately $10,000. A hypothetical 1% increase in the applicable interest rates of our fixed rate debt would not materially impact our financial statements.

Foreign Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year. When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading purposes. As of June 30, 2002, assuming a change in currency rates of 10% of period end rates, the potential gain or loss on outstanding hedging contracts would be approximately $136,300. However any such gain or loss would in turn be offset by the potential gain or loss on the hedged receivable and/or payable.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

1.1	Underwriting agreement between Activision and Goldman, Sachs & Co. dated June 4, 2002 (incorporated by reference to Exhibit 1.1 of Activision's 8-K, filed June 6, 2002).
3.1	Our Amended and Restated Certificate of Incorporation, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of our Current Report on Form 8-K, filed on June 16, 2000).
3.2
Our Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 9, 2000 (incorporated by reference to Exhibit 2.7 of our Current Report on Form 8-K, filed on June 16, 2000).
3.3
Our Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated August 23, 2001 (incorporated by reference to Exhibit 3.3 of Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-66280, filed on August 31, 2001).
3.4
Our Certificate of Designation of Series A Junior Preferred Stock, dated December 27, 2001 (incorporated by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001).
3.5	Our Amended and Restated By-laws dated August 1, 2000 (incorporated by reference to Exhibit 3.2 of our Current Report on form 8-K, filed July 11, 2001).
4.1
Rights Agreement dated as of April 18, 2000, between us and Continental Stock Transfer & Trust Company, which includes as exhibits the form of Right Certificates as Exhibit A, the Summary of Rights to Purchase Series A Junior Preferred Stock as Exhibit B and the form of Certificate of Designation of Series A Junior Preferred Stock of Activision as Exhibit C (incorporated by reference to our Registration Statement on Form 8-A, Registration No. 001-15839, filed April 19, 2000).
10.1	Activision, Inc. 1999 Incentive Plan, as amended.
10.2	Activision, Inc. 2001 Incentive Plan, as amended.
10.3	Activision, Inc. 2002 Incentive Plan, as amended.
10.4	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Appendix I of Activision's 2002 Definitive Proxy Statement on Schedule 14A, filed June 29, 2002).
10.5	Activision, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Appendix II of Activision's 2002 Definitive Proxy Statement on Schedule 14A, filed June 29, 2002).
10.6	Employment agreement dated July 22, 2002 between Activision Publishing, Inc. and Ronald Doornink.

  (b)
  Reports on Form 8-K

1.1
We have filed a Form 8-K on June 6, 2002, reporting under "Item 5. Other Events" and "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" the issuance of 7.5 million shares of our common stock in June 2002 in an underwritten public offering.

1.2
We have filed a Form 8-K on June 4, 2002, reporting under "Item 5. Other Events" and "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" our announcement that we were raising our guidance for the first quarter and full fiscal year 2003.
1.3	We have filed a Form 8-K on May 22, 2002, reporting under "Item 5. Other Events" and "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" our acquisition of Z-Axis, Ltd.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002
ACTIVISION, INC.

/s/ WILLIAM J. CHARDAVOYNE William J. Chardavoyne Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  Part I. Financial Information.
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II.—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K