Form 10-Q
period 2002-09-30
ACTIVISION INC /NY
filed 2002-11-01
CIK 718877

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

        The number of shares of the registrant's Common Stock outstanding as of October 23, 2002 was 67,079,857.

ACTIVISION, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information.

Item 1. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2002	March 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$339,371	$279,007
Short-term investments	214,328	—
Accounts receivable, net of allowances of $54,461 and $42,019 at September 30, 2002 and March 31, 2002, respectively	61,395	76,733
Inventories	25,118	20,736
Software development	44,840	36,263
Intellectual property licenses	8,735	6,326
Deferred income taxes	21,764	22,608
Other current assets	15,324	15,200

Total current assets	730,875	456,873
Software development	11,482	3,254
Intellectual property licenses	35,719	10,899
Property and equipment, net	19,354	17,832
Deferred income taxes	23,894	28,795
Other assets	3,980	3,242
Goodwill	57,810	35,992

Total assets	$883,114	$556,887

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$189	$168
Accounts payable	57,280	64,410
Accrued expenses	63,080	59,096

Total current liabilities	120,549	123,674
Long-term debt, less current portion	3,222	3,122

Total liabilities	123,771	126,796

Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at September 30, 2002 and March 31, 2002	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at September 30, 2002 and March 31, 2002	—	—
Common stock, $.000001 par value, 125,000,000 shares authorized, 71,286,159 and 61,034,263 shares issued and 66,957,400 and 56,705,504 shares outstanding at September 30, 2002 and March 31, 2002, respectively	—	—
Additional paid-in capital	690,940	397,528
Retained earnings	94,174	64,384
Accumulated other comprehensive loss	(5,448)	(11,498)
Less: Treasury stock, at cost, 4,328,759 shares at September 30, 2002 and March 31, 2002	(20,323)	(20,323)

Total shareholders' equity	759,343	430,091

Total liabilities and shareholders' equity	$883,114	$556,887

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,		For the six months ended September 30,
	2002	2001	2002	2001
Net revenues	$169,172	$139,604	$360,430	$250,181
Costs and expenses:
Cost of sales—product costs	80,779	88,157	164,123	152,281
Cost of sales—software royalties and amortization	18,055	7,980	33,893	12,702
Cost of sales—intellectual property licenses	5,143	5,185	17,786	10,459
Product development	13,259	9,020	25,010	18,210
Sales and marketing	28,776	16,425	50,769	35,181
General and administrative	11,826	9,693	26,319	19,439

Total costs and expenses	157,838	136,460	317,900	248,272

Operating income	11,334	3,144	42,530	1,909
Investment income, net	2,865	372	4,021	1,653

Income before income tax provision	14,199	3,516	46,551	3,562
Income tax provision	5,113	1,301	16,761	1,318

Net income	$9,086	$2,215	$29,790	$2,244

Basic earnings per share	$0.14	$0.04	$0.47	$0.05

Weighted average common shares outstanding	66,781	49,862	63,058	47,525

Diluted earnings per share	$0.13	$0.04	$0.43	$0.04

Weighted average common shares outstanding assuming dilution	72,487	57,150	69,277	55,128

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the six months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$29,790	$2,244
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	5,745	(24,199)
Depreciation and amortization	4,545	3,245
Amortization of capitalized software development costs and intellectual property licenses	34,658	17,531
Tax benefit of stock options and warrants exercised	15,479	24,371
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	16,349	(12,589)
Inventories	(4,382)	9,996
Software development and intellectual property licenses	(78,692)	(37,241)
Other assets	2,595	(1,489)
Accounts payable	(7,180)	(563)
Accrued expenses and other liabilities	3,173	2,790

Net cash provided by (used in) operating activities	22,080	(15,904)

Cash flows from investing activities:
Capital expenditures	(4,775)	(4,652)
Proceeds from disposal of property and equipment	505	391
Purchases of short-term investments	(308,164)	—
Proceeds from sales and maturities of short-term investments	93,652	—
Cash payment to effect business combination, net of cash acquired	(12,091)	—
Minority capital investment	(1,500)	—

Net cash used in investing activities	(232,373)	(4,261)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	17,567	23,716
Payment on term loan	—	(8,550)
Other borrowings, net	121	680
Redemption of convertible subordinated notes	—	(62)
Proceeds from issuance of common stock pursuant to underwritten public offering, net of offering costs	248,102	—

Net cash provided by financing activities	265,790	15,784

Effect of exchange rate changes on cash	4,867	983

Net increase (decrease) in cash and cash equivalents	60,364	(3,398)
Cash and cash equivalents at beginning of period	279,007	125,550

Cash and cash equivalents at end of period	$339,371	$122,152

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended September 30, 2002

(Unaudited)

(In thousands)

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings				Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2002	61,034	$—	$397,528	$64,384	(4,329)	$(20,323)	$(11,498)	$430,091
Components of comprehensive income:
Net income	—	—	—	29,790	—	—	—	29,790
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(126)	(126)
Foreign currency translation adjustment	—	—	—	—	—	—	6,176	6,176

Total comprehensive income								35,840

Issuance of common stock pursuant to underwritten public offering	7,500	—	247,321	—	—	—	—	247,321
Issuance of common stock pursuant to employee stock option and stock purchase plans and common stock warrants	2,401	—	17,567	—	—	—	—	17,567
Issuance of common stock warrants	—	—	2,184	—	—	—	—	2,184
Tax benefit attributable to employee stock options and common stock warrants	—	—	15,479	—	—	—	—	15,479
Issuance of common stock to effect business combinations	351	—	10,861	—	—	—	—	10,861

Balance, September 30, 2002	71,286	$—	$690,940	$94,174	(4,329)	$(20,323)	$(5,448)	$759,343

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended September 30, 2002

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

Current assets	$1,602
Other intangibles	808
Property and equipment	172
Other assets	20
Goodwill	19,202
Current liabilities	(938)

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

        Approximately 93,000 additional shares of our common stock may be issued to Z-Axis' equity holders over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria. This contingent consideration will be recorded as an additional element of the purchase price for Z-Axis when those contingencies are resolved.

4.    Short-term Investments

        Short-term investments generally mature between three months and two years. Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such securities represent the investment of cash that is available for current operations. All of our short-term investments are classified as available-for-sale and are carried at fair market value with unrealized appreciation (depreciation) reported as a separate component of accumulated other comprehensive loss in shareholders' equity.

        The following table summarizes our investments in securities as of September 30, 2002 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Cash and time deposits	$121,539	$—	$—	$121,539
Money market instruments	39,594	—	—	39,594
Auction rate notes	178,238	—	—	178,238

Cash and cash equivalents	339,371	—	—	339,371

Short-term investments
Corporate bonds	61,369	112	(169)	61,312
U.S. agency issues	62,364	76	(21)	62,419
Asset-backed securities	90,721	313	(437)	90,597

Short-term investments	214,454	501	(627)	214,328

Cash, cash equivalents and short-term investments	$553,825	$501	$(627)	$553,699

        The following table summarizes the maturities of our investments in debt securities as of September 30, 2002 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$206,497	$206,434
Due after one year through two years	95,474	95,535

	301,971	301,969
Asset-backed securities	90,721	90,597

Total	$392,692	$392,566

        The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment income, net. For the three and six months ended September 30,

2002, net realized losses on short-term investments consisted of $2,000 of gross realized gains and $60,000 of gross realized losses.

5.    Inventories

        Inventories are valued at the lower of cost (first-in, first-out) or market. Our inventories consist of the following (amounts in thousands):

	September 30, 2002	March 31, 2002
Purchased parts and components	$2,066	$892
Finished goods	23,052	19,844

	$25,118	$20,736

6.    Goodwill and Other Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill for the six months ended September 30, 2002 are as follows (amounts in thousands):

	Publishing	Distribution	Total
Balance as of March 31, 2002	$31,626	$4,366	$35,992
Goodwill acquired during the period	19,202	—	19,202
Issuance of contingent consideration	2,668	—	2,668
Adjustment to original purchase allocation	(468)	—	(468)
Effect of foreign currency exchange rates	—	416	416

Balance as of September 30, 2002	$53,028	$4,782	$57,810

        In July 2002, we issued 101,635 of our common shares with an assigned value of $2.7 million in conjunction with the resolution of certain contingencies relating to a prior acquisition.

  Acquired Intangible Assets

        Acquired intangible assets are as follows (amounts in thousands):

	September 30, 2002		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Acquired software development and royalty agreements	$1,292	$(113)	$84	$—

        Acquired intangible assets are included in the consolidated balance sheets in other current assets. For the three and six months ended September 30, 2002, aggregate amortization expense related to acquired intangible assets was $113,400. There was no such amortization for the three and six months ended September 30, 2001. All acquired intangible assets as of September 30, 2002 are expected to be expensed during the year ended March 31, 2003.

7.    Income Taxes

        The income tax provision of $5.1 million and $16.8 million for the three and six months ended September 30, 2002, respectively, reflects our effective income tax rate of approximately 36%. The income tax provision of $1.3 million for the three and six months ended September 30, 2001 reflects our effective income tax rate of approximately 37%. For both periods, the significant item that generated the variance between our effective rate and our statutory rate of 35% was state taxes, partially offset by research and development tax credits.

8.    Software Development Costs and Intellectual Property Licenses

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

        As of September 30, 2002, capitalized software development costs included $24.2 million of internally developed software costs and $32.1 million of payments made to independent software developers. As of March 31, 2002, capitalized software development costs included $16.0 million of internally developed software costs and $23.5 million of payments made to independent software developers. Capitalized intellectual property licenses were $44.5 million and $17.2 million as of September 30, 2002 and March 31, 2002, respectively. In July 2002, we extended our partnership with professional skateboarder, Tony Hawk, through an exclusive multi-year licensing agreement that expires in 2015. Amortization of capitalized software development costs and intellectual property licenses, combined, was $34.7 million and $17.5 million for the six months ended September 30, 2002 and 2001, respectively.

9.    Accumulated Other Comprehensive Income (Loss)

        For the six months ended September 30, 2002, the accumulated other comprehensive loss balance consisted of $5.3 million of foreign currency adjustments and $0.1 million of unrealized depreciation on short-term investments.

10.    Revenue Recognition

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

        Revenue from product sales is reflected after deducting the estimated allowance for returns and price protection. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection based upon historical experience, customer inventory levels and changes in the demand and acceptance of our products by the end consumer.

11.    Investment Income, Net

        Investment income, net is comprised of the following (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
Interest expense	$(136)	$(662)	$(672)	$(1,263)
Interest income	3,059	1,034	4,751	2,916
Realized loss on investments	(58)	—	(58)	—

Investment income, net	$2,865	$372	$4,021	$1,653

12.    Supplemental Cash Flow Information

        Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Six months ended September 30,
	2002	2001
Non-cash investing and financing activities
Conversion of convertible subordinated notes, net of conversion costs	$—	$58,651
Subsidiaries acquired with common stock	10,861	—
Issuance of options and common stock warrants	2,184	3,217
Stock offering costs	781	—
Change in unrealized depreciation on short-term investments	126	—
Supplemental cash flow information
Cash paid for income taxes	$1,799	$978
Cash paid (received) for interest, net	(2,334)	(1,211)

13.    Operations by Reportable Segments and Geographic Area

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

        Information on the reportable segments for the three and six months ended September 30, 2002 and 2001 is as follows (amounts in thousands):

	Three months ended September 30, 2002
	Publishing	Distribution	Total
Total segment revenues	$127,098	$42,074	$169,172
Revenues from sales between segments	(9,538)	9,538	—

Revenues from external customers	$117,560	$51,612	$169,172

Operating income	$9,273	$2,061	$11,334

Goodwill	$53,028	$4,782	$57,810

Total assets	$808,243	$74,871	$883,114

	Three months ended September 30, 2001
	Publishing	Distribution	Total
Total segment revenues	$97,627	$41,977	$139,604
Revenues from sales between segments	(7,481)	7,481	—

Revenues from external customers	$90,146	$49,458	$139,604

Operating income	$2,118	$1,026	$3,144

Goodwill	$5,941	$4,517	$10,458

Total assets	$319,236	$85,575	$404,811

	Six months ended September 30, 2002
	Publishing	Distribution	Total
Total segment revenues	$280,243	$80,187	$360,430
Revenues from sales between segments	(25,189)	25,189	—

Revenues from external customers	$255,054	$105,376	$360,430

Operating income	$41,733	$797	$42,530

Goodwill	$53,028	$4,782	$57,810

Total assets	$808,243	$74,871	$883,114

	Six months ended September 30, 2001
	Publishing	Distribution	Total
Total segment revenues	$180,457	$69,724	$250,181
Revenues from sales between segments	(13,481)	13,481	—

Revenues from external customers	$166,976	$83,205	$250,181

Operating income	$812	$1,097	$1,909

Goodwill	$5,941	$4,517	$10,458

Total assets	$319,236	$85,575	$404,811

        Geographic information for the three and six months ended September 30, 2002 and 2001 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
United States	$93,298	$71,680	$200,402	$137,944
Europe	72,540	65,537	152,532	107,370
Other	3,334	2,387	7,496	4,867

Total	$169,172	$139,604	$360,430	$250,181

        Revenues by platform were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
Console	$117,366	$72,790	$261,632	$122,552
Hand-held	17,938	42,296	31,227	86,067
PC	33,868	24,518	67,571	41,562

Total	$169,172	$139,604	$360,430	$250,181

        As of and for the three and six months ended September 30, 2002, we had one customer that accounted for 15% and 16%, respectively, of consolidated net revenues and 27% of consolidated accounts receivable, net. As of and for the three and six months ended September 30, 2001, we had one customer that accounted for 13% and 14%, respectively, of consolidated net revenues and 18% of consolidated accounts receivable, net. This customer was the same customer in all periods and was a customer of both our publishing and distribution businesses.

14.    Computation of Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
Numerator
Numerator for basic and diluted earnings per share—income available to common shareholders	$9,086	$2,215	$29,790	$2,244

Denominator
Denominator for basic earnings per share—weighted average common shares outstanding	66,781	49,862	63,058	47,525

Effect of dilutive securities:
Employee stock options	5,451	6,727	5,941	6,994
Warrants to purchase common stock	255	561	278	609

Potential dilutive common shares	5,706	7,288	6,219	7,603

Denominator for diluted earnings per share—weighted average common shares outstanding plus assumed conversions	72,487	57,150	69,277	55,128

Basic earnings per share	$0.14	$0.04	$0.47	$0.05

Diluted earnings per share	$0.13	$0.04	$0.43	$0.04

        Options to purchase 2,155,223 shares of common stock at exercise prices ranging from $26.34 to $33.24 and options to purchase 160,588 shares of common stock at exercise prices ranging from $28.17 to $33.24 were outstanding for the three and six months ended September 30, 2002, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

        Options to purchase 84,075 shares of common stock at exercise prices ranging from $21.80 to $25.27 and options to purchase 57,218 shares of common stock at exercise prices ranging from $20.70 to $25.27 were outstanding for the three and six months ended September 30, 2001, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

15.    Commitments

  Credit Facilities and Other

        In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million, including issuing letters of credit up to $80 million, on a revolving basis against eligible accounts receivable and inventory. The term loan had a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999, a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002. The revolving portion of the U.S. Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25%. The Amended and Restated U.S. Facility was collateralized by substantially all of our assets and expired in August 2002. Due to our improved financial position, including significant cash, cash equivalent and short-term investment balances and minimal debt, we did not seek additional bank financing upon the expiration of the Amended and Restated U.S. Facility.

        We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permitted revolving credit loans and letters of credit up to Euro ("EUR") 2.5 million ($2.5 million) as of September 30, 2002, based upon eligible accounts receivable balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.25%, is collateralized by the subsidiary's accounts receivable and inventory and a EUR 0.5 million ($0.5 million) guarantee made by our Centresoft subsidiary through its bank facility and expires August 2003. As of September 30, 2002, there were no borrowings or letters of credit outstanding under the Netherlands Facility.

        We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). As of September 30, 2002, the UK Facility provided Centresoft with the ability to borrow up to British Pounds ("GBP") 7.0 million ($10.9 million), including issuing letters of credit, on a revolving basis. Furthermore, as of September 30, 2002, under the UK Facility, Centresoft provided a EUR 0.5 million ($0.5 million) guarantee which served as collateral for the Netherlands Facility. The UK Facility bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2003. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of September 30, 2002, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility at September 30, 2002. The German Facility provided for revolving loans up to EUR 2.0 million ($2.0 million) as of September 30, 2002, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by the subsidiary's accounts receivable and inventory and a cash deposit of approximately GBP 0.7 ($1.1 million) made by our CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of September 30, 2002.

        In connection with our purchases of Nintendo 64, Nintendo GameCube and Game Boy software for distribution in North America and Europe, Nintendo requires us to either provide standby letters of credit or cash prepayment prior to accepting purchase orders.

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

  Software Developer and Intellectual Property License Contracts

        In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property ("IP"). Under these agreements, we commit to provide specified payments to a developer or IP holder, based upon contractual arrangements. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of September 30, 2002 is approximately $99.4 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,
2003	$37,397
2004	47,363
2005	9,488
2006	2,300
2007	2,875

Total	$99,423

  Legal Proceedings

        We are party to routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

16.    Related Parties

        In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years. We paid approximately $140,000 and $643,000 during the three and six months ended September 30, 2002, respectively, for legal services rendered by the law firm.

17.    Recently Issued Accounting Standards

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

18.    Subsequent Events

        Further enhancing our internal console development capabilities, effective October 4, 2002, we acquired all of the outstanding ownership interests of Luxoflux Corporation ("Luxoflux"), a privately held interactive software development company, in exchange for $9.0 million in cash and 110,391 shares of our common stock. The common stock is deliverable upon the satisfaction of certain future product performance requirements and other criteria.

        On October 4, 2002, our Board of Directors authorized a buyback program under which we can repurchase up to $150 million of our common stock. Under the program, shares may be purchased as determined by management from time to time in the open market or in privately negotiated transactions, including privately negotiated structured option transactions, and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

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

        Our products cover the action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy game categories. We offer our products in versions that operate on the Sony PlayStation ("PS1"), Sony PlayStation 2 ("PS2"), Nintendo 64 ("N64"), Nintendo GameCube ("GameCube") and Microsoft Xbox ("Xbox") console systems, Nintendo Game Boy Advance ("GBA") hand-held device, as well as on personal computers ("PC").

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

        In July 2002, we extended our partnership with professional skateboarder, Tony Hawk, through an exclusive multi-year licensing agreement that expires in 2015. The continuation of our long-term relationship with Tony Hawk is part of our strategy to continue to be a leader in the action sports category. Activision O2, our action sports umbrella brand, has featured such franchises as Tony Hawk's Pro Skater, Mat Hoffman's Pro BMX and Shaun Palmer's Pro Snowboarder.    This quarter, in the action sports category, we released Street Hoops, Mat Hoffman's Pro BMX 2 and Kelly Slater's Pro Surfer. We will continue to promote our action sports franchises with the release of titles for existing franchises, including Tony Hawk's Pro Skater 4, which was released across multiple platforms on October 23, 2002, as well as new action sports titles, including Shaun Murray's Pro Wakeboarder which is expected to be released in the fourth quarter of fiscal 2003. We also plan to continue to focus on our super hero brands. Spider-Man: The Movie was a key release for the first quarter of fiscal 2003. This quarter, under our super hero brands, we released Blade 2. More recently, on October 22, 2002, we released X-Men: Next Dimension. We have also recently exercised an option to develop and publish the game based on the movie sequel to the successful feature film, "Spider-Man" which is expected to be released in the spring of 2004. Additionally, we will continue to focus on our other key brands. We will also continue to evaluate emerging brands that we believe have potential for growth. A significant number of our fiscal 2003 releases will be cross-platform releases, as we believe this provides us with many benefits with regards to sales and consumer awareness, as well as cost structure savings. We believe fiscal 2003 will be a strong growth year for our industry as the installed hardware bases for PS2, GameCube and Xbox continue to increase, enabling the interactive entertainment industry to continue to reach a broader audience.

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

        Allowances for Returns, Price Protection, Doubtful Accounts and Inventory Obsolescence.    We may permit product returns from or grant price protection to our customers under certain conditions.    The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases. We may also consider other factors, including the facilitation of slow moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection based upon historical experience, customer inventory levels and changes in the demand and acceptance of our products by the end consumer. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

        The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory and platform, as well as operating income by business segment (amounts in thousands):

	Three months ended September 30,				Six months ended September 30,
	2002		2001		2002		2001
Net revenues	$169,172	100%	$139,604	100%	$360,430	100%	$250,181	100%
Costs and expenses:
Cost of sales—product costs	80,779	48	88,157	63	164,123	46	152,281	61
Cost of sales—software royalties and amortization	18,055	10	7,980	6	33,893	9	12,702	5
Cost of sales—intellectual property licenses	5,143	3	5,185	3	17,786	5	10,459	4
Product development	13,259	8	9,020	7	25,010	7	18,210	7
Sales and marketing	28,776	17	16,425	12	50,769	14	35,181	14
General and administrative	11,826	7	9,693	7	26,319	7	19,439	8

Total costs and expenses	157,838	93	136,460	98	317,900	88	248,272	99

Operating income	11,334	7	3,144	2	42,530	12	1,909	1
Investment income, net	2,865	1	372	1	4,021	1	1,653	1

Income before income tax provision	14,199	8	3,516	3	46,551	13	3,562	2
Income tax provision	5,113	3	1,301	1	16,761	5	1,318	1

Net income	$9,086	5%	$2,215	2%	$29,790	8%	$2,244	1%

NET REVENUES BY TERRITORY:
United States	$93,298	55%	$71,680	51%	$200,402	56%	$137,944	55%
Europe	72,540	43	65,537	47	152,532	42	107,370	43
Other	3,334	2	2,387	2	7,496	2	4,867	2

Total net revenues	$169,172	100%	$139,604	100%	$360,430	100%	$250,181	100%

ACTIVITY/PLATFORM MIX:
Publishing:
Console	$83,766	66%	$46,755	48%	$197,926	71%	$79,099	44%
Hand-held	14,797	12	32,735	33	25,487	9	69,600	38
PC	28,535	22	18,137	19	56,830	20	31,758	18

Total publishing net revenues	127,098	75	97,627	70	280,243	78	180,457	72

Distribution:
Console	33,600	80	26,035	62	63,706	80	43,453	62
Hand-held	3,141	7	9,561	23	5,740	7	16,467	24
PC	5,333	13	6,381	15	10,741	13	9,804	14

Total distribution net revenues	42,074	25	41,977	30	80,187	22	69,724	28

Total net revenues	$169,172	100%	$139,604	100%	$360,430	100%	$250,181	100%

OPERATING INCOME BY SEGMENT:
Publishing	$9,273	6%	$2,118	2%	$41,733	12%	$812	—%
Distribution	2,061	1	1,026	—	797	—	1,097	1

Total operating income	$11,334	7%	$3,144	2%	$42,530	12%	$1,909	1%

Results of Operations—Three and Six Months Ended September 30, 2002 and 2001

Net Revenues

        Net revenues for the three months ended September 30, 2002 increased 21% over the same period last year, from $139.6 million to $169.2 million. Net revenues for the six months ended September 30, 2002 increased 44% over the same period last year, from $250.2 million to $360.4 million. The increase in the three month period was primarily generated by our publishing business. The increase in the six month period was generated by both our publishing and distribution businesses.

        Publishing net revenues for the three months ended September 30, 2002 increased 30% from $97.6 million to $127.1 million. The following table details our publishing net revenues by platform as a percentage of total publishing net revenues for the three months ended September 30, 2002 and 2001:

	Three months ended September 30,
	2002	2001
Publishing Net Revenues
PC	22%	19%

Console	66%	48%

PlayStation 2	37	2
Microsoft Xbox	12	—
PlayStation	9	23
Nintendo GameCube	5	—
Nintendo 64	3	21
Sega Dreamcast	—	2
Hand-held	12%	33%

Game Boy Advance	11	21
Game Boy Color	1	12

Total publishing net revenues	100%	100%

        The increase in publishing net revenues was primarily attributable to net revenues from a higher number of console titles versus hand-held titles in the three months ended September 30, 2002 as compared to the same period last year. Console titles have a higher price point than that of hand-held titles. For the three months ended September 30, 2002, console publishing net revenues were 66% of publishing net revenues, and hand-held publishing net revenues were 12% of publishing net revenues. For the three months ended September 30, 2001, console publishing net revenues were 48% of publishing net revenues, and hand-held publishing net revenues were 33% of publishing net revenues. Performance in the hand-held sector in the three months ended September 30, 2001 reflects the launch of the Nintendo Game Boy Advance hardware in June 2001. Our GBA sales for the three months ended September 30, 2001 benefited from the related hardware launch, which drove GBA software sales. Console publishing net revenues in the three months ended September 30, 2002 included the simultaneous cross-platform releases of titles such as Mat Hoffman's Pro BMX 2, Street Hoops and Blade 2, as well as Kelly Slater's Pro Surfer. We also continued to see strong console sales from prior quarter releases for our Spider-Man and Tony Hawk brands. Publishing PC net revenues for the three months ended September 30, 2002 also increased when compared to the same period last year, increasing 57% from $18.1 million to $28.5 million. The increase in publishing PC net revenues reflects the release during the three months ended September 30, 2002 of Medieval: Total War which performed very well in both the domestic and international marketplaces.

        As demonstrated above and as further noted in our subsequent discussion of net revenues for the six months ended September 30, 2002 and 2001, a significant portion of our publishing net revenues is derived from products based on a relatively small number of popular brands each year. We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our net revenues.

        Distribution net revenues for the three months ended September 30, 2002 remained relatively consistent with the same period last year at approximately $42 million. Distribution console net revenues for the three months ended September 30, 2002 increased 29% over the same period last year, from $26.0 million to $33.6 million. Distribution console net revenues for the three months ended September 30, 2002 benefited from the international hardware launches of Xbox and GameCube in March 2002 and May 2002, respectively. The increase in distribution console net revenues was offset primarily by a decline in distribution hand-held net revenues from $9.6 million for the three months ended September 30, 2001, to $3.1 million for the three months ended September 30, 2002, for the reasons detailed above.

        Domestic net revenues grew 30% from $71.7 million for the three months ended September 30, 2001 to $93.3 million for the three months ended September 30, 2002. International net revenues increased by 12% from $67.9 million for the three months ended September 30, 2001 to $75.9 million for the three months ended September 30, 2002. The increase in both domestic and international net revenues is reflective of the improvements in our publishing segment as described above.

        Publishing net revenues for the six months ended September 30, 2002 increased 55% from $180.5 million to $280.2 million. The following table details our publishing net revenues by platform as a percentage of total publishing net revenues for the six months ended September 30, 2002 and 2001:

	Six months ended September 30,
	2002	2001
Publishing Net Revenues
PC	20%	18%

Console	71%	44%

PlayStation 2	36	6
Microsoft Xbox	12	—
PlayStation	7	24
Nintendo GameCube	15	—
Nintendo 64	1	12
Sega Dreamcast	—	2
Hand-held	9%	38%

Game Boy Advance	8	25
Game Boy Color	1	13

Total publishing net revenues	100%	100%

        The increase in publishing net revenues was primarily attributable to the simultaneous cross-platform, multi-national release in the first quarter of fiscal 2003 of Spider-Man: The Movie and the benefit from a price reduction in console hardware prices resulting in an increased hardware base. In the six months ended September 30, 2002, 42% of our worldwide publishing net revenues were derived from Spider-Man: The Movie. Publishing console net revenues increased 150% from $79.1 million to $197.9 million due to the release of Spider-Man: The Movie as previously noted. Publishing PC net revenues for the six months ended September 30, 2002 also increased when compared to the same period last year, increasing 79% from $31.8 million to $56.8 million. The increase in publishing PC net revenues reflects the PC release during the six months ended September 30, 2002 of Medieval: Total War, Soldier of Fortune II: Double Helix, as well as Spider-Man: The Movie, all of which performed very well in both the domestic and international marketplaces. Publishing hand-held net revenues decreased 63% from $69.6 million to $25.5 million. As previously described, this decrease reflects the fact that the Nintendo Game Boy Advance hardware was launched in June 2001. Our GBA sales for the six months ended September 30, 2001 benefited from the related hardware launch, which drove GBA software sales.

        Distribution net revenues for the six months ended September 30, 2002 increased 15% from the same period last year, from $69.7 million to $80.2 million, primarily driven by an increase in our distribution console net revenues. Distribution console net revenues for the six months ended September 30, 2002 increased 47% over the same period last year, from $43.5 million to $63.7 million. Distribution console net revenues for the six months ended September 30, 2002 benefited from the international hardware launches of Xbox and GameCube in March 2002 and May 2002, respectively. Additionally, we benefited from the price reduction on PS2 hardware that was effective September 2001, as this resulted in both an increase in sales of PS2 hardware, as well as an increase in sales of PS2 software due to the corresponding larger installed hardware base.

        Domestic net revenues grew 45% from $137.9 million for the six months ended September 30, 2001 to $200.4 million for the six months ended September 30, 2002. International net revenues increased by 43% from $112.2 million for the six months ended September 30, 2001 to $160.0 million for the six months ended September 30, 2002. The increase in domestic net revenues is reflective of the improvements in our publishing segment as described above, and the increase in international net revenues is reflective of the improvements in both our publishing and distribution segments as described above.

Costs and Expenses

        Cost of sales—product costs represented 48% and 63% of consolidated net revenues for the three months ended September 30, 2002 and 2001, respectively. Cost of sales—product costs represented 46% and 61% of consolidated net revenues for the six months ended September 30, 2002 and 2001, respectively. The decreases were due to several factors. First, there was a change in the product mix of our publishing business. The product mix of our publishing business for the three and six months ended September 30, 2001 reflects a higher number of titles on hand-held devices, four titles, as compared to the three and six months ended September 30, 2002, one title. Hand-held devices generally have the highest manufacturing per unit cost of all platforms. Second, there was a decrease in distribution net revenues as a percentage of total consolidated net revenues. Distribution net revenues have a higher per unit cost as compared to publishing net revenues. Lastly, our console manufacturing costs for the six months ended September 30, 2002 benefited from the economies of scale due to the high volume of Spider-Man: The Movie units manufactured.

        Cost of sales—software royalties and amortization increased as a percentage of publishing net revenues to 14% for the three months ended September 30, 2002, from 8% for the three months ended September 30, 2001. Cost of sales—software royalties and amortization increased as a percentage of publishing net revenues to 12% for the six months ended September 30, 2002, from 7% for the six months ended September 30, 2001. The increases reflect the change in the product mix of our publishing business. Though GBA titles generally have the highest per unit manufacturing cost of all platforms, they have the lowest product development cost structure. As such, in the three and six months ended September 30, 2001 in which GBA titles accounted for a higher proportion of publishing net revenues, the related cost of sales—software royalties and amortization was correspondingly low. This is in comparison to the three and six months ended September 30, 2002 in which console titles accounted for a higher proportion of publishing net revenues. Console titles such as PS2, Xbox and GameCube have high product development cost structures, and the release of titles on these platforms will result in a correspondingly high cost of sales—software royalties and amortization.

        Cost of sales—intellectual property licenses remained relatively flat as a percentage of publishing net revenues for the three months ended September 30, 2002 and 2001 at 4% to 5% and for the six months ended September 30, 2002 and 2001 at 6%. In absolute dollars, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, cost of sales—intellectual property licenses remained relatively flat at approximately $5.1 million. This is due to the fact that both periods' results were driven by a similar mix of branded titles with similar intellectual property royalty rates. For the six months ended September 30, 2002, cost of sales—intellectual property licenses increased 70% over the same period last year, from $10.5 million to $17.8 million. This increase was due to the fact that our top performing titles in the first quarter of fiscal 2003 were products with higher intellectual property royalty rates.

        Product development expenses as a percentage of publishing net revenues have stayed relatively flat for all periods at 9% to 10%. Product development expense for the three months ended September 30, 2002 increased $4.3 million from the same period last year, from $9.0 million to $13.3 million. Product development expense for the six months ended September 30, 2002 increased $6.8 million from the same period last year, from $18.2 million to $25.0 million. The increases are reflective of the change in product mix of titles in development, more console and less hand-held, during the respective periods. The cost to develop titles for console systems, including PS2, Xbox and GameCube, is higher than the cost to develop titles for the legacy console systems and, as described above, hand-held devices. Additionally, we had more titles in development during fiscal 2003, approximately 116 titles, compared to titles in development during fiscal 2002, approximately 91 titles.

        Sales and marketing expenses of $28.8 million and $16.4 million represented 17% and 12% of consolidated net revenues for the three months ended September 30, 2002 and 2001, respectively. The increase in sales and marketing expense was the result of increased TV and print ads in support of new brands such as Street Hoops, Mat Hoffman's Pro BMX 2 and Kelly Slater's Pro Surfer. Sales and marketing expenses of $50.8 million and $35.2 million for the six months ended September 30, 2002 and 2001, respectively, represented 14% of consolidated net revenues for both periods. The increase in sales and marketing expense dollars was the result of a significant marketing program in support of the simultaneous cross-platform, multi-national release of Spider-Man: The Movie during the first quarter of fiscal 2003. Additionally, in the three and six months ended September 30, 2002, we also provided sponsorship for select action sports tours/tournaments in support of our Activision O2 brand.

        General and administrative expense for the three months ended September 30, 2002, increased $2.1 million over the same period last year, from $9.7 million to $11.8 million. General and administrative expense for the six months ended September 30, 2002, increased $6.9 million over the same period last year, from $19.4 million to $26.3 million. For all periods, as a percentage of consolidated net revenues, general and administrative expenses remained relatively constant at approximately 7% to 8%. The increases in the dollar amounts of general and administrative expenses were primarily due to an increase in worldwide administrative support needs and headcount related expenses as a result of acquisitions and our continued growth. The increase in general and administrative expenses for the six months ended September 30, 2002 as compared to the same period last year was additionally due to the incurrence in the first quarter of fiscal 2003 of an approximate $2.0 million charge for the relocation of our UK distribution facility due to the increased growth of our UK distribution and UK publishing businesses.

Operating Income

        Operating income for the three months ended September 30, 2002, was $11.3 million, compared to $3.1 million in the same period last year. Operating income for the six months ended September 30, 2002, was $42.5 million, compared to $1.9 million in the same period last year. The increase in operating income for the three months ended September 30, 2002 over the same period last year was primarily due to an increase in the success of our publishing business due to the success of new releases such as Street Hoops and Medieval: Total War and the continued strong performance of our Spider-Man and Tony Hawk brands. The increase in operating income for the six months ended September 30, 2002 over the same period last year was primarily due to an increase in the success of our publishing business due to the success of Spider-Man: The Movie, released in the first quarter of fiscal 2003. Distribution operating income for the three and six months ended September 30, 2002 remained relatively consistent with the same periods last year. Operating income for the three and six months ended September 30, 2002 also reflected the benefits generated by cross-platform releases and our continued focus on building operating efficiencies and controlling costs.

Investment Income, Net

        Investment income, net for the three months ended September 30, 2002 was $2.9 million as compared to $0.4 million for the three months ended September 30, 2001. Investment income, net for the six months ended September 30, 2002 was $4.0 million as compared to $1.7 million for the six months ended September 30, 2001. These increases were primarily due to higher average cash and short-term investment balances partially offset by lower interest rates.

Provision for Income Taxes

        The income tax provision of $5.1 million and $16.8 million for the three and six months ended September 30, 2002, respectively, reflects our effective income tax rate of approximately 36%. The significant item that generated the variance between our effective rate and our statutory rate of 35% was state taxes, partially offset by research and development tax credits. The realization of deferred tax assets primarily is dependent on the generation of future taxable income. We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Liquidity and Capital Resources

        As of September 30, 2002, our primary source of liquidity is comprised of $339.4 million of cash and cash equivalents and $214.3 million of short-term investments. We believe that we have sufficient working capital ($610.3 million at September 30, 2002), as well as proceeds available from our international credit facilities (described below), to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties. We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us and as to our ability to make such acquisitions.

Cash Flows

        Our cash and cash equivalents were $339.4 million at September 30, 2002 compared to $279.0 million at March 31, 2002. This $60.4 million increase in cash and cash equivalents for the six months ended September 30, 2002, resulted from $22.1 million and $265.8 million provided by operating and financing activities, respectively, offset by $232.4 million utilized in investing activities. The principal components comprising cash flows from operating activities included favorable operating results, tax benefits from stock option and warrant exercises and reductions in accounts receivable, partially offset by our continued investment in software development and intellectual property licenses and reductions in accounts payable, driven by a seasonal change in working capital needs. Approximately $78.7 million was expended in the six months ended September 30, 2002 in connection with the acquisition of publishing or distribution rights to products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products. The cash used in investing activities primarily was the result of the investment of excess cash balances into short-term investment vehicles. The goal of our short-term investments is to maximize return while preserving the value and safety of the principal involved, maintaining liquidity, coordinating with anticipated working capital needs and providing for prudent investment diversification. Cash used in investing activities was also the result of business combinations and equipment purchases. On May 20, 2002, we acquired all of the outstanding ownership interests of Z-Axis Ltd. ("Z-Axis"), a privately held interactive software development company, in exchange for $12.5 million in cash and 249,190 shares of our common stock valued at approximately $8.2 million. The cash provided by financing activities primarily was the result of proceeds from the June 7, 2002 issuance of 7,500,000 shares of our common stock for proceeds of approximately $247.3 million, net of offering costs. The proceeds from this offering are being used for general corporate purposes, including, among other things, additions to working capital and financing of capital expenditures, joint ventures and/or strategic acquisitions.

        On October 4, 2002, we utilized a portion of those proceeds and acquired Luxoflux Corporation, a privately held interactive software development company in exchange for $9.0 million in cash and

110,391 shares of our common stock. The delivery of the common stock is subject to the satisfaction of certain future product performance requirements and other criteria.

        On October 4, 2002, our Board of Directors authorized a buyback program under which we can repurchase up to $150 million of our common stock. Under the program, shares may be purchased as determined by management from time to time in the open market or in privately negotiated transactions, including privately negotiated structured option transactions, and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

Credit Facilities

        In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million, including issuing letters of credit up to $80 million, on a revolving basis against eligible accounts receivable and inventory. The term loan had a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999, a borrowing rate based on the banks' base rate (which is generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002. The revolving portion of the U.S. Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25%. The Amended and Restated U.S. Facility was collateralized by substantially all of our assets and expired in August 2002. Due to our improved financial position, including significant cash, cash equivalent and short-term investment balances and minimal debt, we did not seek additional bank financing upon the expiration of the Amended and Restated U.S. Facility.

        We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permitted revolving credit loans and letters of credit up to Euro ("EUR") 2.5 million ($2.5 million) as of September 30, 2002, based upon eligible accounts receivable balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.25%, is collateralized by the subsidiary's accounts receivable and inventory and a EUR 0.5 million ($0.5 million) guarantee made by our Centresoft subsidiary through its bank facility and expires August 2003. As of September 30, 2002, there were no borrowings or letters of credit outstanding under the Netherlands Facility.

        We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). As of September 30, 2002, the UK Facility provided Centresoft with the ability to borrow up to British Pounds ("GBP") 7.0 million ($10.9 million), including issuing letters of credit, on a revolving basis. Furthermore, as of September 30, 2002, under the UK Facility, Centresoft provided a EUR 0.5 million ($0.5 million) guarantee which served as collateral for the Netherlands Facility. The UK Facility bears interest at LIBOR plus 2%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2003. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of September 30, 2002, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility at September 30, 2002. The German Facility provided for revolving loans up to EUR 2.0 million ($2.0 million) as of September 30, 2002, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by the subsidiary's accounts receivable and inventory and a cash deposit of approximately GBP 0.7 ($1.1 million) made by our CentreSoft subsidiary and has no expiration date. No borrowings were outstanding against the German Facility as of September 30, 2002.

Commitments

        In connection with our purchases of Nintendo 64, Nintendo GameCube and Game Boy software for distribution in North America and Europe, Nintendo requires us to either provide standby letters of credit or cash prepayment prior to accepting purchase orders.

        In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property ("IP"). Under these agreements, we commit to provide specified payments to a developer or IP holder, based upon contractual arrangements. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of September 30, 2002 is approximately $99.4 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,
2003	$37,397
2004	47,363
2005	9,488
2006	2,300
2007	2,875

Total	$99,423

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

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. As of September 30, 2002, our cash equivalents and short-term investments included debt securities of $392.6 million.

        The following table presents the amounts and related weighted average interest rates of our investment portfolio as of September 30, 2002 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents
Fixed rate	1.92%	$178,238	$178,238
Variable rate	1.77	39,594	39,594
Short-term investments
Fixed rate	2.55%	$214,454	$214,328

        Our short-term investments generally mature between three months and two years.

Foreign Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year. When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading purposes. As of September 30, 2002, assuming a change in currency rates of 10% of period end rates, the potential gain or loss on outstanding hedging contracts would be approximately $100,000. However any such gain or loss would in turn be offset by the potential gain or loss on the hedged receivable and/or payable.

Item 4. Controls and Procedures

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

Part II.—OTHER INFORMATION

Item 1. Legal Proceedings

        We are party to routine claims and suits brought by us and against us in the ordinary course of business including disputes arising over the ownership of intellectual property rights, contractual claims and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        We held our 2002 Annual Meeting of the Stockholders on September 19, 2002 in Beverly Hills, California. Four items were submitted to a vote of the stockholders: (1) the election of six directors to hold office for one year terms and until their respective successors are duly elected and qualified; (2) the approval of the adoption of our 2002 Executive Incentive Plan; (3) the approval of the adoption of our 2002 Employee Stock Purchase Plan; and (4) the approval of the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending March 31, 2003.

        All six directors were recommended by the Board of Directors and all were elected. Set forth below are the results of the voting for each director.

	For	Withheld
Kenneth L. Henderson	52,435,799	3,904,019
Barbara S. Isgur	53,519,796	2,820,022
Brian G. Kelly	54,266,599	2,073,219
Robert A. Kotick	54,266,922	2,072,896
Steven T. Mayer	53,520,703	2,819,115
Robert J. Morgado	54,147,805	2,192,013

        The adoption of our 2002 Executive Incentive Plan was approved. Set forth below are the results of the voting.

For	Against	Abstain
28,792,957	27,494,725	52,136

        The adoption of our 2002 Employee Stock Purchase Plan was approved. Set forth below are the results of the voting.

For	Against	Abstain
54,399,591	1,857,748	82,479

        The selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending March 31, 2003 was approved. Set forth below are the results of the voting.

For	Against	Abstain
53,148,956	3,171,833	19,029

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

10.1
Amendment I dated July 22, 2002 to employment agreement dated May 22, 2000, between Activision Publishing, Inc. and Robert A. Kotick.

10.2
Amendment I dated July 22, 2002 to employment agreement dated May 22, 2000, between Activision Publishing, Inc. and Brian G. Kelly.

99.1
Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification of Ronald Doornink pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3
Certification of William J. Chardavoyne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

1.1
We have filed a Form 8-K on August 14, 2002, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure" the certification of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 by our CEO(s) and CFO.

1.2
We have filed a Form 8-K on October 11, 2002, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure" issuing a press release announcing a buyback program under which we can repurchase up to $150 million of our common stock and issuing a press release announcing our acquisition of Luxoflux Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2002

ACTIVISION, INC.

/s/ WILLIAM J. CHARDAVOYNE William J. Chardavoyne Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

CERTIFICATION

        I, Robert A. Kotick, Chairman and Chief Executive Officer of Activision, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Activision, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

/s/ ROBERT A. KOTICK Robert A. Kotick Chairman and Chief Executive Officer

CERTIFICATION

        I, Ronald Doornink, President of Activision Inc., and Chief Executive Officer of Activision Publishing, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Activision, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

/s/ RONALD DOORNINK Ronald Doornink President, Activision, Inc. and Chief Executive Officer, Activision Publishing, Inc.

CERTIFICATION

        I, William J. Chardavoyne, Executive Vice President and Chief Financial Officer of Activision, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Activision, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

/s/ WILLIAM J. CHARDAVOYNE William J. Chardavoyne Executive Vice President and Chief Financial Officer

QuickLinks

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
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY For the six months ended September 30, 2002 (Unaudited) (In thousands)
ACTIVISION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) For the three and six months ended September 30, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Part II.—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS