Form 10-Q
period 2002-12-31
ACTIVISION INC /NY
filed 2003-01-31
CIK 718877

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the registrant's Common Stock outstanding as of January 23, 2003 was 66,166,964.

ACTIVISION, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2002	March 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$358,984	$279,007
Short-term investments	169,874	—
Accounts receivable, net of allowances of $76,728 and $42,019 at December 31, 2002 and March 31, 2002, respectively	158,393	76,733
Inventories	37,284	20,736
Software development	43,657	36,263
Intellectual property licenses	10,612	6,326
Deferred income taxes	27,345	22,608
Other current assets	11,553	15,200

Total current assets	817,702	456,873
Software development	7,818	3,254
Intellectual property licenses	42,221	10,899
Property and equipment, net	19,741	17,832
Deferred income taxes	11,806	28,795
Other assets	3,729	3,242
Goodwill	68,100	35,992

Total assets	$971,117	$556,887

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$145	$168
Accounts payable	106,658	64,410
Accrued expenses	93,815	59,096

Total current liabilities	200,618	123,674
Long-term debt, less current portion	2,676	3,122

Total liabilities	203,294	126,796

Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at December 31, 2002 and March 31, 2002	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at December 31, 2002 and March 31, 2002	—	—
Common stock, $.000001 par value, 125,000,000 shares authorized, 71,428,422 and 61,034,263 shares issued and 65,284,867 and 56,705,504 shares outstanding at December 31, 2002 and March 31, 2002, respectively	—	—
Additional paid-in capital	675,779	397,528
Retained earnings	138,521	64,384
Less: Treasury stock, at cost, 6,143,555 and 4,328,759 shares at December 31, 2002 and March 31, 2002, respectively	(44,182)	(20,323)
Accumulated other comprehensive loss	(2,295)	(11,498)

Total shareholders' equity	767,823	430,091

Total liabilities and shareholders' equity	$971,117	$556,887

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the three months ended December 31,		For the nine months ended December 31,
	2002	2001	2002	2001
Net revenues	$378,685	$371,341	$739,115	$621,523
Costs and expenses:
Cost of sales—product costs	204,881	195,560	369,004	347,840
Cost of sales—software royalties and amortization	33,503	34,997	67,396	47,699
Cost of sales—intellectual property licenses	14,918	23,087	32,704	33,546
Product development	13,758	10,848	38,768	29,059
Sales and marketing	33,875	31,883	84,644	67,064
General and administrative	10,989	13,165	37,308	32,603

Total costs and expenses	311,924	309,540	629,824	557,811

Operating income	66,761	61,801	109,291	63,712
Investment income, net	2,533	271	6,554	1,923

Income before income tax provision	69,294	62,072	115,845	65,635
Income tax provision	24,947	22,962	41,708	24,281

Net income	$44,347	$39,110	$74,137	$41,354

Basic earnings per share	$0.66	$0.75	$1.15	$0.84

Weighted average common shares outstanding	66,806	52,359	64,559	49,254

Diluted earnings per share	$0.63	$0.66	$1.06	$0.73

Weighted average common shares outstanding assuming dilution	70,815	59,293	69,881	56,635

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$74,137	$41,354
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	12,817	(27,009)
Depreciation and amortization	6,826	5,085
Amortization and write-offs of capitalized software development costs and intellectual property licenses	75,800	52,141
Tax benefit of stock options and warrants exercised	24,053	44,535
Loss on equity investments and other	224	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(80,649)	(128,697)
Inventories	(16,548)	13,258
Software development and intellectual property licenses	(123,366)	(60,958)
Other assets	4,970	1,875
Accounts payable	41,984	60,172
Accrued expenses and other liabilities	28,802	42,667

Net cash provided by operating activities	49,050	44,423

Cash flows from investing activities:
Capital expenditures	(6,941)	(6,583)
Proceeds from disposal of property and equipment	505	624
Purchases of short-term investments	(384,117)	—
Proceeds from sales and maturities of short-term investments	214,817	—
Cash payment to effect business combinations, net of cash acquired	(21,199)	—
Minority capital investment	(1,500)	—
Other	—	(129)

Net cash used in investing activities	(198,435)	(6,088)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	18,862	39,987
Payment on term loan	—	(8,550)
Other borrowings, net	(717)	(1,384)
Redemption of convertible subordinated notes	—	(62)
Proceeds from issuance of common stock pursuant to underwritten public offering, net of offering costs	248,072	—
Purchase of structured stock repurchase agreements	(25,000)	—
Purchase of treasury stock	(18,929)	(74)

Net cash provided by financing activities	222,288	29,917

Effect of exchange rate changes on cash	7,074	889

Net increase in cash and cash equivalents	79,977	69,141
Cash and cash equivalents at beginning of period	279,007	125,550

Cash and cash equivalents at end of period	$358,984	$194,691

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended December 31, 2002
(Unaudited)
(In thousands)

							Accumulated Other Comprehensive Income (Loss)
	Common Stock				Treasury Stock
			Additional Paid-In Capital	Retained Earnings				Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2002	61,034	$—	$397,528	$64,384	(4,329)	$(20,323)	$(11,498)	$430,091
Components of comprehensive income:
Net income	—	—	—	74,137	—	—	—	74,137
Unrealized appreciation on short-term investments	—	—	—	—	—	—	498	498
Foreign currency translation adjustment	—	—	—	—	—	—	8,705	8,705

Total comprehensive income								83,340

Issuance of common stock pursuant to underwritten public offering	7,500	—	247,291	—	—	—	—	247,291
Issuance of common stock pursuant to employee stock option and stock purchase plans and common stock warrants	2,543	—	18,862	—	—	—	—	18,862
Issuance of common stock warrants	—	—	2,184	—	—	—	—	2,184
Tax benefit attributable to employee stock options and common stock warrants	—	—	24,053	—	—	—	—	24,053
Issuance of common stock to effect business combinations	351	—	10,861	—	—	—	—	10,861
Structured stock repurchase transactions	—	—	(25,000)	—	—	—	—	(25,000)
Purchase of treasury stock	—	—	—	—	(1,815)	(23,859)	—	(23,859)

Balance, December 31, 2002	71,428	$—	$675,779	$138,521	(6,144)	$(44,182)	$(2,295)	$767,823

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the three and nine months ended December 31, 2002

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

2.    Acquisitions

        Effective October 4, 2002, we acquired all of the outstanding ownership interests of Luxoflux Corp., ("Luxoflux"), a privately held interactive software development company, in exchange for $9.0 million in cash. Luxoflux is an experienced, multi-platform, console software developer. This acquisition further enables us to implement our multi-platform development strategy by augmenting our internal product development capabilities for console systems. The purchase price of the transaction, including acquisition costs, was approximately $9.2 million and has been allocated to assets acquired and liabilities assumed as follows (amounts in thousands):

Current assets	$537
Property and equipment	83
Other assets	15
Goodwill	9,098
Current liabilities	(508)

$9,225

        Goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes. A significant portion of the purchase price for this acquisition was assigned to goodwill as the primary asset we acquired in the transaction was an assembled workforce with proven technical and design talent with a history of high quality product creation. The results of operations of Luxoflux are included in our consolidated statement of operations beginning October 4, 2002. Pro forma consolidated statements of operations are not shown, as they would not differ materially from reported results.

        Approximately 110,000 shares of our common stock may be issued to Luxoflux's equity holders and employees over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria. This contingent consideration will be recorded as an additional element of the purchase price for Luxoflux when those contingencies are resolved.

        Effective May 20, 2002, we acquired all of the outstanding ownership interests of Z-Axis Ltd. ("Z-Axis"), a privately held interactive software development company, in exchange for $12.5 million in cash and 249,190 shares of our common stock valued at approximately $8.2 million. Z-Axis is an experienced, multi-platform, console software developer. This acquisition further enables us to implement our multi-platform development strategy by augmenting our internal product development capabilities for console systems. The purchase price of the transaction, including acquisition costs, was valued at approximately $20.9 million and has been allocated to assets acquired and liabilities assumed as follows (amounts in thousands):

Current assets	$1,645
Other intangibles	113
Property and equipment	172
Other assets	20
Goodwill	20,239
Current liabilities	(1,323)

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

3.    Short-term Investments

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

        The following table summarizes our investments in securities as of December 31, 2002 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Cash and time deposits	$137,914	$—	$—	$137,914
Money market instruments	110,992	—	—	110,992
Auction rate notes	110,141	—	(63)	110,078

Cash and cash equivalents	359,047	—	(63)	358,984

Short-term investments
Corporate bonds	32,113	107	(5)	32,215
Taxable municipal bonds	3,502	—	—	3,502
U.S. agency issues	62,626	91	(12)	62,705
Asset-backed securities	71,072	610	(230)	71,452

Short-term investments	169,313	808	(247)	169,874

Cash, cash equivalents and short-term investments	$528,360	$808	$(310)	$528,858

        The following table summarizes the maturities of our investments in debt securities as of December 31, 2002 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$147,109	$147,152
Due after one year through two years	61,273	61,348

	208,382	208,500
Asset-backed securities	71,072	71,452

Total	$279,454	$279,952

        The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment income, net. For the three months ended December 31, 2002, net realized gains on short-term investments consisted of $188,000 of gross realized gains and $56,000 of gross realized losses. For the nine months ended December 31, 2002, net realized gains on short-term investments consisted of $191,000 of gross realized gains and $116,000 of gross realized losses.

4.    Inventories

        Inventories are valued at the lower of cost (first-in, first-out) or market. Our inventories consist of the following (amounts in thousands):

	December 31, 2002	March 31, 2002
Purchased parts and components	$1,763	$892
Finished goods	35,521	19,844

	$37,284	$20,736

5.    Goodwill and Other Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill for the nine months ended December 31, 2002 are as follows (amounts in thousands):

	Publishing	Distribution	Total
Balance as of March 31, 2002	$31,626	$4,366	$35,992
Goodwill acquired during the period	29,337	—	29,337
Issuance of contingent consideration	2,668	—	2,668
Adjustment to original purchase allocation	(447)	—	(447)
Effect of foreign currency exchange rates	—	550	550

Balance as of December 31, 2002	$63,184	$4,916	$68,100

        In July 2002 in connection with the satisfaction of certain product performance requirements as specified in the prior fiscal year acquisition agreement with Treyarch Invention, LLC, we issued 101,635 of our common shares with an assigned value of $2.7 million.

  Acquired Intangible Assets

        Acquired intangible assets are as follows (amounts in thousands):

	December 31, 2002		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Acquired software development and royalty agreements	$113	$(113)	$84	$—

        Acquired intangible assets are included in the consolidated balance sheets in other current assets. For the nine months ended December 31, 2002, aggregate amortization expense related to acquired intangible assets was $113,400. There was no such amortization for the three months ended December 31, 2002 or for the three and nine months ended December 31, 2001.

6.    Income Taxes

        The income tax provision of $24.9 million and $41.7 million for the three and nine months ended December 31, 2002, respectively, reflects our effective income tax rate of approximately 36%. The income tax provision of $23.0 million and $24.3 million for the three and nine months ended December 31, 2001, respectively, reflects our effective income tax rate of approximately 37%. For both periods, the significant item that generated the variance between our effective rate and our statutory rate of 35% was state taxes, partially offset by research and development tax credits.

7.    Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

        We account for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of cost of sales—software royalties and amortization, capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense. Amounts related to software development which are not capitalized are charged immediately to product development expense. We evaluate the future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to our budgeted amount.

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

        We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis. The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is used. Prior to the related product's release, we expense, as part of cost of sales—intellectual property licenses, capitalized intellectual property costs when we believe such amounts are not recoverable. Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense. The following criteria are used to evaluate expected product performance: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to our budgeted amount.

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

        As of December 31, 2002, capitalized software development costs included $16.3 million of internally developed software costs and $35.2 million of payments made to independent software developers. As of March 31, 2002, capitalized software development costs included $16.0 million of internally developed software costs and $23.5 million of payments made to independent software developers. Capitalized intellectual property licenses were $52.8 million and $17.2 million as of December 31, 2002 and March 31, 2002, respectively. Amortization and write-offs of capitalized software development costs and intellectual property licenses, combined, was $41.1 million and $34.6 million for the three months ended December 31, 2002 and 2001, respectively. Amortization and write-offs of capitalized software development costs and intellectual property licenses, combined, was $75.8 million and $52.1 million for the nine months ended December 31, 2002 and 2001, respectively.

8.    Comprehensive Income

        The components of comprehensive income for the three and nine months ended December 31, 2002 and 2001 were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Net income	$44,347	$39,110	$74,137	$41,354
Other comprehensive income (loss)
Foreign currency translation adjustment	2,529	(435)	8,705	1,077
Unrealized appreciation on short-term investments	624	—	498	—

Other comprehensive income (loss)	3,153	(435)	9,203	1,077

Comprehensive income	$47,500	$38,675	$83,340	$42,431

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

10.  Investment Income, Net

        Investment income, net is comprised of the following (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Interest expense	$(138)	$(615)	$(810)	$(1,732)
Interest income	2,539	886	7,289	3,655
Net realized gain on investments	132	—	75	—

Investment income, net	$2,533	$271	$6,554	$1,923

11.  Supplemental Cash Flow Information

        Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Nine months ended December 31,
	2002	2001
Non-cash investing and financing activities
Conversion of convertible subordinated notes, net of conversion costs	$—	$58,651
Subsidiaries acquired with common stock	10,861	15,553
Issuance of options and common stock warrants	2,184	3,217
Stock offering costs	781	—
Change in unrealized appreciation on short-term investments	498	—
Supplemental cash flow information
Cash paid for income taxes	$3,847	$2,085
Cash paid (received) for interest, net	(5,933)	(1,665)

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

        Information on the reportable segments for the three and nine months ended December 31, 2002 and 2001 is as follows (amounts in thousands):

	Three months ended December 31, 2002
	Publishing	Distribution	Total
Total segment revenues	$256,729	$121,956	$378,685
Revenues from sales between segments	(26,345)	26,345	—

Revenues from external customers	$230,384	$148,301	$378,685

Operating income	$54,926	$11,835	$66,761

Goodwill	$63,184	$4,916	$68,100

Total assets	$818,659	$152,458	$971,117

	Three months ended December 31, 2001
	Publishing	Distribution	Total
Total segment revenues	$260,737	$110,604	$371,341
Revenues from sales between segments	(25,178)	25,178	—

Revenues from external customers	$235,559	$135,782	$371,341

Operating income	$53,497	$8,304	$61,801

Goodwill	$21,045	$4,452	$25,497

Total assets	$425,659	$168,543	$594,202

	Nine months ended December 31, 2002
	Publishing	Distribution	Total
Total segment revenues	$536,972	$202,143	$739,115
Revenues from sales between segments	(51,535)	51,535	—

Revenues from external customers	$485,437	$253,678	$739,115

Operating income	$96,659	$12,632	$109,291

Goodwill	$63,184	$4,916	$68,100

Total assets	$818,659	$152,458	$971,117

	Nine months ended December 31, 2001
	Publishing	Distribution	Total
Total segment revenues	$441,195	$180,328	$621,523
Revenues from sales between segments	(38,659)	38,659	—

Revenues from external customers	$402,536	$218,987	$621,523

Operating income	$54,311	$9,401	$63,712

Goodwill	$21,045	$4,452	$25,497

Total assets	$425,659	$168,543	$594,202

        Geographic information for the three and nine months ended December 31, 2002 and 2001 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
United States	$179,643	$194,497	$380,045	$332,441
Europe	190,030	171,531	342,561	278,902
Other	9,012	5,313	16,509	10,180

Total	$378,685	$371,341	$739,115	$621,523

        Revenues by platform were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Console	$320,528	$254,353	$582,160	$376,496
Hand-held	25,632	50,438	56,859	137,072
PC	32,525	66,550	100,096	107,955

Total	$378,685	$371,341	$739,115	$621,523

        As of and for the three and nine months ended December 31, 2002, we had one customer that accounted for 17% of consolidated net revenues and 29% of consolidated accounts receivable, net. As of and for the three and nine months ended December 31, 2001, we had one customer that accounted for 15% of consolidated net revenues and 23% of consolidated accounts receivable, net. This customer was the same customer in all periods and was a customer of both our publishing and distribution businesses.

13.  Computation of Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Numerator
Numerator for basic and diluted earnings per share—income available to common shareholders	$44,347	$39,110	$74,137	$41,354

Denominator
Denominator for basic earnings per share—weighted average common shares outstanding	66,806	52,359	64,559	49,254

Effect of dilutive securities:
Employee stock options and stock purchase plan	3,761	6,454	4,948	6,742
Warrants to purchase common stock	248	480	374	639

Potential dilutive common shares	4,009	6,934	5,322	7,381

Denominator for diluted earnings per share—weighted average common shares outstanding plus assumed conversions	70,815	59,293	69,881	56,635

Basic earnings per share	$0.66	$0.75	$1.15	$0.84

Diluted earnings per share	$0.63	$0.66	$1.06	$0.73

        Options to purchase 4,702,748 shares of common stock at exercise prices ranging from $18.61 to $33.24 and options to purchase 2,254,633 shares of common stock at exercise prices ranging from $24.98 to $33.24 were outstanding for the three and nine months ended December 31, 2002, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

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

14.  Commitments

  Credit Facilities and Other

        In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million, including issuing letters of credit up to $80.0 million, on a revolving basis against eligible accounts receivable and inventory. The term loan had a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999, a borrowing rate based on the banks' base rate (which was generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002. The revolving portion of the U.S. Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the

"Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25%. The Amended and Restated U.S. Facility was collateralized by substantially all of our assets and expired in August 2002. Due to our improved financial position, including significant cash, cash equivalent and short-term investment balances and minimal debt, we did not seek additional bank financing upon the expiration of the Amended and Restated U.S. Facility.

        We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permitted revolving credit loans and letters of credit up to Euro ("EUR") 2.5 million ($2.6 million) as of December 31, 2002, based upon eligible accounts receivable balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.25%, is collateralized by the subsidiary's accounts receivable and inventory and a EUR 0.5 million ($0.5 million) guarantee made by our Centresoft subsidiary through its bank facility and expires August 2003. As of December 31, 2002, there were no borrowings or letters of credit outstanding under the Netherlands Facility.

        We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). As of December 31, 2002, the UK Facility provided Centresoft with the ability to borrow up to Great British Pounds ("GBP") 8.0 million ($12.8 million), including issuing letters of credit, on a revolving basis. Furthermore, as of December 31, 2002, under the UK Facility, Centresoft provided a EUR 0.5 million ($0.5 million) guarantee which served as collateral for the Netherlands Facility. The UK Facility bears interest at LIBOR plus 1.5%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2003. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of December 31, 2002, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility as of December 31, 2002. The German Facility provided for revolving loans up to EUR 0.8 million ($0.8 million) as of December 31, 2002, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by the subsidiary's accounts receivable, inventory and certain property and equipment and expires June 2003. No borrowings were outstanding against the German Facility as of December 31, 2002.

        In connection with our purchases of Nintendo GameCube and Game Boy software for distribution in North America and Europe, Nintendo requires us to provide either standby letters of credit or cash prepayment prior to accepting purchase orders.

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

  Software Developer and Intellectual Property License Contracts

        In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a developer or intellectual property holder, based upon contractual arrangements. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of December 31, 2002 is approximately $135.4 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,
2003	$23,681
2004	71,050
2005	19,991
2006	12,300
2007 and thereafter	8,425

Total	$135,447

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

15.  Capital Transactions

        On October 4, 2002, our Board of Directors authorized a buyback program under which we can repurchase up to $150.0 million of our common stock. Under the program, shares may be purchased as determined by management from time to time in the open market or in privately negotiated transactions, including privately negotiated structured option transactions, and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

        As of December 31, 2002, we had repurchased approximately 1.8 million shares of our common stock at an average cost of $13.15 per share. Additionally under the Board approved buyback program, we entered into a series of structured stock repurchase transactions in the aggregate amount of $25.0 million. These transactions may be settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we will either have our capital investment returned with a premium or receive up to approximately 2.1 million shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction. These transactions are recorded in shareholders' equity in the accompanying consolidated balance sheet as of December 31, 2002.

        On December 16, 2002, the Board of Directors approved the Activision 2002 Studio Employee Retention Incentive Plan (the "2002 Studio Plan"). The 2002 Studio Plan permits the granting of "Awards" in the form of non-qualified stock options and restricted stock awards to key studio employees (other than executive officers) of Activision, our subsidiaries and affiliates and to contractors and others. The exercise price for Awards issued under the 2002 Studio Plan is determined at the discretion of the Board of Directors (or the Compensation Committee of the Board of Directors, which administers the 2002 Studio Plan), and in the case of non-qualified options, must exceed or be equal to 85% of the fair market value of our common stock at the date of grant. Options typically become exercisable in installments over a period not to exceed five years. Awards must typically be exercised within 10 years of the date of grant. The 2002 Studio Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. The total number of shares of common stock available for distribution under the 2002 Studio Plan is 800,000. There were 400,000 shares remaining for grant under the 2002 Studio Plan as of December 31, 2002.

16.  Related Parties

        In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years. The fees we paid to the law firm account for less than 1% of the firm's total revenues. The rates charged to us were at arm's length, and we believe that the fees are competitive with the fees charged by other law firms.

17.  Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As we have elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact upon our financial condition or results of operations.

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

        Our products cover the action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy game categories. We offer our products in versions that operate on the Sony PlayStation 2 ("PS2"), Sony PlayStation ("PS1"), Nintendo GameCube ("GameCube") and Microsoft Xbox ("Xbox") console systems, Nintendo Game Boy Advance ("GBA") hand-held device, as well as on personal computers ("PC").

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

        Our focus with respect to future game development will be on big, well-established brands that we believe we can build into successful franchises such as our super heroes and action sports brands. With regards to our super heroes brands, we recently exercised an option to develop and publish the video game based on the "Spider-Man" movie sequel which is expected to be released in the spring of 2004. Spider-Man: The Movie was a key release for the first quarter of fiscal 2003 and has continued to perform strongly throughout fiscal 2003. In December 2002, we expanded our long-term alliance with Marvel Enterprises through an exclusive, multi-year, licensing agreement that expires in 2009. The agreement extends our exclusive rights to develop and publish video games based on Marvel's comic book franchises Spider-Man, X-MEN, Fantastic Four and Iron Man. The agreement additionally provides us the rights to develop video games in conjunction with motion pictures and television series involving X-MEN, Fantastic Four and Iron Man. Further, another important strategy of ours is to continue to be a leader in the action sports category. On October 23, 2002, in the action sports category, we released Tony Hawk's Pro Skater 4 across multiple platforms. We will continue to promote our action sports franchises with the release of titles for existing franchises such as Tony Hawk's Pro Skater and Street Hoops, as well as new action sports titles, such as Wakeboarding Unleashed, as well as titles related to motor cross and snowboarding.

        We will also continue to evaluate emerging brands that we believe have potential to become successful franchises. For example, in August, 2002, we entered into an exclusive licensing agreement to develop and publish video games for the best-selling children's book series, Lemony Snicket's "A Series of Unfortunate Events" that is in development for a feature film by Paramount Pictures and Nickelodeon Movies. In December 2002, we also entered into a multi-year, multi-property, publishing agreement with DreamWorks SKG that grants us the exclusive rights to publish video games based on DreamWork's three upcoming computer-animated films, as well as their sequels.

        We intend to utilize these new intellectual property acquisitions and our existing library of intellectual property to further focus our future game development on big, well-established brands that we believe have the potential to become franchise properties with sustainable consumer appeal and brand recognition. We also intend to create a limited number of new intellectual properties that we believe have the potential to join this list of franchise properties. Accordingly, we have chosen to eliminate certain small and non-core projects from our development plan and expect to reduce the number of titles released in fiscal 2004. Additionally, in order to maintain the competitiveness of our products and to take advantage of increasingly sophisticated technology associated with new hardware platforms, we intend to increase the amount of time spent play testing new products, to conduct more extensive product quality evaluations and to lengthen product development schedules to allow time to make the improvements indicated by the testing and evaluations. This may result in an increase in future product development costs. Further, as a result of the expected increase in the length of product development schedules, the expected release dates of certain fiscal 2004 titles have been shifted to fiscal 2005.

  Critical Accounting Policies

        We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2002 as filed with the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Allowances for Returns, Price Protection, Doubtful Accounts and Inventory Obsolescence.    We may permit product returns from or grant price protection to our customers under certain conditions.    The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases. We may also consider other factors, including the facilitation of slow moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection based upon historical experience, customer inventory levels and changes in the demand and acceptance of our products by the end consumer. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

        Similarly, management must make estimates of the uncollectibility of our accounts receivable. In estimating the allowance for doubtful accounts, we analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customers' payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance. Any significant changes in any of these criteria would impact management's estimates in establishing our allowance for doubtful accounts.

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

        We account for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of cost of sales—software royalties and amortization, capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense. Amounts related to software development which are not capitalized are charged immediately to product development expense. We evaluate the future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to our budgeted amount.

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

        We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis. The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is used. Prior to the related product's release, we expense, as part of cost of sales—intellectual property licenses, capitalized intellectual property costs when we believe such amounts are not recoverable. Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense. The following criteria are used to evaluate expected product performance: historical performance of comparable products; the commercial acceptance of prior products released on a given game engine; orders for the product prior to its release; estimated performance of a sequel product based on the performance of the product on which the sequel is based; and actual development costs of a product as compared to our budgeted amount.

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

        The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory and platform, as well as operating income by business segment (amounts in thousands):

	Three months ended December 31,				Nine months ended December 31,
	2002		2001		2002		2001
Net revenues	$378,685	100%	$371,341	100%	$739,115	100%	$621,523	100%
Costs and expenses:
Cost of sales—product costs	204,881	54	195,560	53	369,004	50	347,840	56
Cost of sales—software royalties and amortization	33,503	9	34,997	9	67,396	9	47,699	8
Cost of sales—intellectual property licenses	14,918	4	23,087	6	32,704	4	33,546	5
Product development	13,758	3	10,848	3	38,768	5	29,059	5
Sales and marketing	33,875	9	31,883	9	84,644	12	67,064	11
General and administrative	10,989	3	13,165	3	37,308	5	32,603	5

Total costs and expenses	311,924	82	309,540	83	629,824	85	557,811	90

Operating income	66,761	18	61,801	17	109,291	15	63,712	10
Investment income, net	2,533	1	271	—	6,554	1	1,923	1

Income before income tax provision	69,294	19	62,072	17	115,845	16	65,635	11
Income tax provision	24,947	7	22,962	6	41,708	6	24,281	4

Net income	$44,347	12%	$39,110	11%	$74,137	10%	$41,354	7%

NET REVENUES BY TERRITORY:
United States	$179,643	47%	$194,497	52%	$380,045	51%	$332,441	53%
Europe	190,030	50	171,531	46	342,561	47	278,902	45
Other	9,012	3	5,313	2	16,509	2	10,180	2

Total net revenues	$378,685	100%	$371,341	100%	$739,115	100%	$621,523	100%

ACTIVITY/PLATFORM MIX:
Publishing:
Console	$211,993	83%	$176,081	68%	$409,919	77%	$255,181	58%
Hand-held	19,574	7	31,879	12	45,061	8	101,479	23
PC	25,162	10	52,777	20	81,992	15	84,535	19

Total publishing net revenues	256,729	68	260,737	70	536,972	73	441,195	71

Distribution:
Console	108,535	89	78,272	71	172,241	85	121,315	67
Hand-held	6,058	5	18,559	17	11,798	6	35,593	20
PC	7,363	6	13,773	12	18,104	9	23,420	13

Total distribution net revenues	121,956	32	110,604	30	202,143	27	180,328	29

Total net revenues	$378,685	100%	$371,341	100%	$739,115	100%	$621,523	100%

OPERATING INCOME BY SEGMENT:
Publishing	$54,926	15%	$53,497	15%	$96,659	13%	$54,311	9%
Distribution	11,835	3	8,304	2	12,632	2	9,401	1

Total operating income	$66,761	18%	$61,801	17%	$109,291	15%	$63,712	10%

Results of Operations—Three and Nine Months Ended December 31, 2002 and 2001

Net Revenues

        Net revenues for the three months ended December 31, 2002 increased 2% over the same period last year, from $371.3 million to $378.7 million. Net revenues for the nine months ended December 31, 2002 increased 19% over the same period last year, from $621.5 million to $739.1 million. The increase in the three-month period was generated by our distribution business, offset by a small decrease in publishing net revenues. The increase in the nine-month period was generated by both our publishing and distribution businesses.

        Publishing net revenues for the three months ended December 31, 2002 decreased 2% from $260.7 million to $256.7 million. The following table details our publishing net revenues by platform as a percentage of total publishing net revenues for the three months ended December 31, 2002 and 2001:

	Three months ended December 31,
	2002	2001
Publishing Net Revenues
PC	10%	20%

Console	83%	68%

PlayStation 2	48	33
Microsoft Xbox	13	4
Nintendo GameCube	12	6
PlayStation	10	20
Nintendo 64	—	4
Sega Dreamcast	—	1
Hand-held	7%	12%

Game Boy Advance	6	7
Game Boy Color	1	5

Total publishing net revenues	100%	100%

        There were several factors that affected the fiscal 2003 third quarter net revenue performance of our publishing business. First, positively impacting our performance, was an improvement in console software sales. Our publishing console net revenues for the three months ended December 31, 2002 increased 20% when compared to the same period last year, from $176.1 million to $212.0 million. Publishing console net revenues in the three months ended December 31, 2002 reflect the multi-national, cross-platform release of Tony Hawk's Pro Skater 4, which performed well on many platforms, in both the domestic and international markets. Additionally, catalog sales remained strong for Spider-Man: The Movie, released in the first quarter of fiscal 2003. We also had strong sales from titles under our Cabela's brand. Second, sales for the legacy console systems and hand-held devices did not perform as expected, particularly PS1 and Nintendo's Game Boy Color, and partially offset an improvement in sales for the current generation of console systems. Another negative impact on third quarter publishing sales was the decline in our PC software sales. Publishing PC net revenues for the three months ended December 31, 2002 decreased 52% when compared to the same period last year, from $52.8 million to $25.2 million. For the three months ending December 31, 2001, we released two premium PC titles, including Return to Castle Wolfenstein, which was one of our top performing titles during that period. In contrast, for the three months ended December 31, 2002, we released only one smaller PC title.    Lastly, although Tony Hawk's Pro Skater 4 performed well, the other console titles we released during the three months ended December 31, 2002, did not perform as strongly, negatively impacting publishing console sales.

        Distribution net revenues for the three months ended December 31, 2002 increased 10% from $110.6 million to $122.0 million. The overall increase was primarily due to the positive impact of the year-over-year strengthening of the Euro and the Great British Pound ("GBP") in relation to the U.S. dollar. In addition, the product mix of our distribution business changed in the three months ended December 31, 2002 over the same period last year. Distribution console net revenues for the three months ended December 31, 2002 increased 39% over the same period last year, from $78.3 million to $108.5 million. Distribution console net revenues for the three months ended December 31, 2002 benefited from the international hardware launches of Xbox and GameCube in March 2002 and May 2002, respectively. The increase in distribution console net revenues was offset by a decline in distribution hand-held net revenues from $18.6 million for the three months ended December 31, 2001, to $6.1 million for the three months ended December 31, 2002. This decrease reflects the fact that the GBA hardware was launched in June 2001. Distribution hand-held sales for the three months ended December 31, 2001 benefited accordingly. The increase in distribution console net revenues was also offset by a decline in distribution PC net revenues from $13.8 million for the three months ended

December 31, 2001, to $7.4 for the three months ended December 31, 2002, primarily as a result of fewer premium PC titles released into the market in fiscal 2003 when compared to fiscal 2002.

        Domestic net revenues declined 8% from $194.5 million for the three months ended December 31, 2001, to $179.6 million for the three months ended December 31, 2002 for the reasons as detailed above in the discussion of our publishing business net revenues. International net revenues increased by 13% from $176.8 million for the three months ended December 31, 2001, to $199.0 million for the three months ended December 31, 2002. International net revenues were positively affected due to the year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar.

        Publishing net revenues for the nine months ended December 31, 2002 increased 22% from $441.2 million to $537.0 million. The following table details our publishing net revenues by platform as a percentage of total publishing net revenues for the nine months ended December 31, 2002 and 2001:

	Three months ended December 31,
	2002	2001
Publishing Net Revenues
PC	15%	19%

Console	77%	58%

PlayStation 2	42	21
Microsoft Xbox	13	2
Nintendo GameCube	13	4
PlayStation	8	23
Nintendo 64	1	7
Sega Dreamcast	—	1
Hand-held	8%	23%

Game Boy Advance	7	15
Game Boy Color	1	8

Total publishing net revenues	100%	100%

        The increase in publishing net revenues was primarily attributable to a 61% increase in console software sales, from $255.2 million to $409.9 million due to the simultaneous cross-platform, multi-national release in the first quarter of fiscal 2003 of Spider-Man: The Movie, the third quarter fiscal 2003 release of Tony Hawk's Pro Skater 4 and the benefit from a price reduction in console hardware prices resulting in an increased hardware base. This increase was partially offset by a 56% decrease in publishing hand-held net revenues, from $101.5 million to $45.1 million. This decrease reflects the fact that the GBA hardware was launched in June 2001. Our GBA software sales for the nine months ended December 31, 2001 benefited from the related hardware launch. Additionally, we released fewer titles for the hand-held platforms in the nine months ended December 31, 2002, 11 titles, in comparison to 19 titles in the same period last year.

        Distribution net revenues for the nine months ended December 31, 2002 increased 12% from the same period last year, from $180.3 million to $202.1 million, driven by an increase in distribution console net revenues. Distribution console net revenues for the nine months ended December 31, 2002 increased 42% over the same period last year, from $121.3 million to $172.2 million. Distribution console net revenues for the nine months ended December 31, 2002 benefited from the international hardware launches of Xbox and GameCube in March 2002 and May 2002, respectively. Additionally, we benefited from the price reduction on PS2 hardware that was effective September 2001, as this resulted in both an increase in sales of PS2 hardware, as well as an increase in sales of PS2 software due to the corresponding larger installed hardware base. This increase was partially offset by declines in distribution hand-held and PC net revenues for the reasons described above in the discussion of distribution net revenues for the three months ended December 31, 2002. Distribution net revenues for the nine months ended December 31, 2002 additionally benefited from a year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar.

        Domestic net revenues grew 14% from $332.4 million for the nine months ended December 31, 2001 to $380.0 million for the nine months ended December 31, 2002. International net revenues increased by 24% from $289.1 million for the nine months ended December 31, 2001 to $359.1 million for the nine months ended December 31, 2002. The increase in domestic net revenues is attributable to the improvements in our publishing segment as described above, and the increase in international net revenues is attributable to the improvements in both our publishing and distribution segments as described above.

        A significant portion of our publishing net revenues is derived from products based on a relatively small number of popular brands each year. For example, for the three months ended December 31, 2002, approximately 31% of consolidated net revenues and 46% of publishing net revenues were generated by our Tony Hawk brand. We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our publishing net revenues.

Costs and Expenses

        Cost of sales—product costs represented 54% and 53% of consolidated net revenues for the three months ended December 31, 2002 and 2001, respectively. There were several factors that affected cost of sales—product costs as a percentage of consolidated net revenues. First, distribution net revenues as a percentage of total consolidated net revenues increased from 30% for the three months ended December 31, 2001 to 32% for the three months ended December 31, 2002. Distribution net revenues have a higher per unit cost as compared to publishing net revenues. Second, the product mix of our publishing business changed. In the three months ended December 31, 2002, a higher proportion of publishing net revenues were derived from console sales than from PC sales as compared to the three months ended December 31, 2001. Console systems have a higher manufacturing cost per unit than PCs. Lastly, these increases in cost of sales—product costs as a percentage of consolidated net revenues were partially offset by the lower proportion of sales from hand-held devices in the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. Hand-held devices generally have the highest manufacturing per unit cost of all platforms. Cost of sales—product costs represented 50% and 56% of consolidated net revenues for the nine months ended December 31, 2002 and 2001, respectively. The decrease was due to several factors. First, the product mix of our publishing business for the nine months ended December 31, 2002 reflects a lower proportion of net revenues from hand-held devices, as compared to the nine months ended December 31, 2001. Second, distribution net revenues as a percentage of total consolidated net revenues decreased from 29% for the nine months ended December 31, 2001 to 27% for the nine months ended December 31, 2002. Lastly, our console manufacturing costs for the nine months ended December 31, 2002 benefited from the economies of scale due to the high volume of Spider-Man: The Movie units manufactured.

        Cost of sales—software royalties and amortization remained constant as a percentage of publishing net revenues at 13% for the three months ended December 31, 2002 and 2001. Cost of sales—software royalties and amortization increased as a percentage of publishing net revenues to 13% for the nine months ended December 31, 2002, from 11% for the nine months ended December 31, 2001. The increase reflects the change in the product mix of our publishing business. Though GBA titles generally have the highest per unit manufacturing cost of all platforms, they have the lowest product development cost structure. As such, in the nine months ended December 31, 2001 in which GBA titles accounted for a higher proportion of publishing net revenues, the related cost of sales—software royalties and amortization was correspondingly low. This is in comparison to the nine months ended December 31, 2002 in which console titles accounted for a higher proportion of publishing net revenues. Console titles such as PS2, Xbox and GameCube have high product development cost structures, and the release of titles on these platforms will result in a correspondingly high cost of sales—software royalties and amortization.

        Cost of sales—intellectual property licenses for the three months ended December 31, 2002 decreased as a percentage of publishing net revenues over the same period last year, from 9% to 6%. In absolute dollars, for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001, cost of sales—intellectual property licenses also decreased from $23.1 million to $14.9 million. These decreases were due to the fact that one of our top performing titles released in the third quarter of fiscal 2002 had a higher intellectual property royalty rate structure than any of the top performing titles released in the third quarter of fiscal 2003. Cost of sales—intellectual property licenses for the nine months ended December 31, 2002 decreased as a percentage of publishing net revenues over the same period last year, from 8% to 6%. As described above, this is due to one of our top performing titles released in the third quarter of fiscal 2002 having a higher intellectual property royalty rate structure than any of the top performing titles released in the third quarter of fiscal 2003. In absolute dollars, cost of sales—intellectual property licenses remained relatively flat at $32.7 million and $33.5 million, for the nine months ended December 31, 2002 and 2001, respectively. This was the result of the overall higher volume of publishing net revenues in the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001.

        Product development expenses as a percentage of publishing net revenues have stayed relatively flat for the three months ended December 31, 2002 and 2001 at 5% and 4%, respectively, as well as for the nine months ended December 31, 2002 and 2001 at 7%. In absolute dollars, product development expense for the three months ended December 31, 2002 increased $3.0 million over the same period last year, from $10.8 million to $13.8 million. In absolute dollars, product development expense for the nine months ended December 31, 2002 increased $9.7 million over the same period last year, from $29.1 million to $38.8 million. These increases in absolute dollars reflect the change in the product mix of titles in development, more console and less hand-held, during the fiscal 2003 periods. The cost to develop titles for console systems, such as PS2, Xbox and GameCube, is higher than the cost to develop titles for the legacy console systems and hand-held devices. Additionally, we had more titles in development during fiscal 2003 than fiscal 2002.

        Sales and marketing expenses for the three months ended December 31, 2002 and 2001 remained relatively constant at $33.9 million and $31.9 million, respectively, representing 9% of consolidated net revenues for both periods. Sales and marketing expenses of $84.6 million and $67.1 million for the nine months ended December 31, 2002 and 2001, respectively, represented 12% and 11% of consolidated net revenues, respectively. The increase in sales and marketing expense dollars for the nine months ended December 31, 2002 over the same period last year was the result of increased costs in both our publishing and distribution businesses. The increase in sales and marketing expense dollars in our publishing business was the result of a significant marketing program in support of the simultaneous cross-platform, multi-national release of Spider-Man: The Movie during the first quarter of fiscal 2003, as well as increased TV and print ads in support of second quarter releases such as Street Hoops. Additionally, in the nine months ended December 31, 2002, we also provided sponsorship for select action sports tours/tournaments in support of our Activision O2 brand. The increase in sales and marketing expense dollars in our distribution business was the due to an increasing percentage of our distribution business being generated from large national accounts. Such large national accounts generally result in increased sales costs.

        General and administrative expenses for the three months ended December 31, 2002, decreased $2.2 million over the same period last year, from $13.2 million to $11.0 million. As a percentage of consolidated net revenues, general and administrative expenses remained constant at approximately 3% for both periods. The decrease in absolute dollars is primarily the result of reductions in payroll and benefits related costs. General and administrative expenses for the nine months ended December 31, 2002, increased $4.7 million over the same period last year, from $32.6 million to $37.3 million. As a percentage of consolidated net revenues, general and administrative expenses remained constant at approximately 5% for both periods. The increase in absolute dollars was primarily due to an increase in worldwide administrative support needs and headcount related expenses as a result of acquisitions and our continued growth. The increase was also due to the incurrence in the first quarter of fiscal 2003 of an approximate $2.0 million charge for the relocation of our UK distribution facility due to the increased growth of our UK distribution and UK publishing businesses.

Operating Income

        Operating income for the three months ended December 31, 2002, was $66.8 million, compared to $61.8 million in the same period last year. Operating income for the nine months ended December 31, 2002, was $109.3 million, compared to $63.7 million in the same period last year. The increase in operating income for the three months ended December 31, 2002 over the same period last year was due to improvements in our distribution business and, to a lesser degree, our publishing business. Distribution operating income improvement reflects increased control over incremental costs and reductions in headcount related expenses. The increase in operating income for the nine months ended December 31, 2002 over the same period last year was primarily due to an increase in the success of our publishing business due to the benefits generated by cross-platform releases and our continued focus on building operating efficiencies and controlling costs.

Investment Income, Net

        Investment income, net for the three months ended December 31, 2002 was $2.5 million as compared to $0.3 million for the three months ended December 31, 2001. Investment income, net for the nine months ended December 31, 2002 was $6.6 million as compared to $1.9 million for the nine months ended December 31, 2001. These increases were primarily due to higher average cash and short-term investment balances. For the nine months ended December 31, 2002, the increase was partially offset by lower interest rates.

Provision for Income Taxes

        The income tax provision of $24.9 million and $41.7 million for the three and nine months ended December 31, 2002, respectively, reflects our effective income tax rate of approximately 36%. The significant item that generated the variance between our effective rate and our statutory rate of 35% was state taxes, partially offset by research and development tax credits. The realization of deferred tax assets depends primarily on the generation of future taxable income. We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Liquidity and Capital Resources

        As of December 31, 2002, our primary source of liquidity is comprised of $359.0 million of cash and cash equivalents and $169.9 million of short-term investments. We believe that we have sufficient working capital ($617.1 million at December 31, 2002), as well as proceeds available from our international credit facilities (described below), to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties. We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us and as to our ability to make such acquisitions.

Cash Flows

        Our cash and cash equivalents were $359.0 million at December 31, 2002 compared to $279.0 million at March 31, 2002. This $80.0 million increase in cash and cash equivalents for the nine months ended December 31, 2002, included $49.1 million and $222.3 million provided by operating and financing activities, respectively, offset by $198.4 million utilized in investing activities. The principal components comprising cash flows from operating activities included favorable operating results, tax benefits from stock option and warrant exercises and seasonal increases in accounts payable, partially offset by our continued investment in software development and intellectual property licenses and seasonal increases in accounts receivable. Approximately $123.4 million was expended in the nine months ended December 31, 2002 in connection with the acquisition of publishing or distribution rights to products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products. The cash used in investing activities primarily was the result of the investment of excess cash balances into short-term investment vehicles. The goal of our short-term investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs and providing for prudent investment diversification. Cash used in investing activities was also the result of business combinations and equipment purchases. On May 20, 2002, we acquired all of the outstanding ownership interests of Z-Axis Ltd. ("Z-Axis"), a privately held interactive software development company, in exchange for $12.5 million in cash and 249,190 shares of our common stock valued at approximately $8.2 million. Then, on October 4, 2002, we acquired all of the outstanding ownership interests of Luxoflux Corp. ("Luxoflux"), a privately held interactive software development company, in exchange for $9.0 million in cash.

        The cash provided by financing activities primarily is the result of proceeds from the June 7, 2002 issuance of 7,500,000 shares of our common stock for proceeds of approximately $247.3 million, net of offering costs, partially offset by cash used to purchase treasury stock and enter into structured stock repurchase transactions. On October 4, 2002, our Board of Directors authorized a buyback program under which we can repurchase up to $150.0 million of our common stock. Under the program, shares may be purchased as determined by management from time to time in the open market or in privately negotiated transactions, including privately negotiated structured option transactions, and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. As of December 31, 2002, we had repurchased approximately 1.8 million shares of our common stock at an average cost of $13.15 per share for which $18.9 million was settled in cash as of December 31, 2002 and $5.0 million was settled in cash in January 2003. Additionally, under the Board approved buyback program, we entered into a series of structured stock repurchase transactions in the aggregate amount of $25.0 million. These transactions may be settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we will either have our capital investment returned with a premium or receive up to approximately 2.1 million shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.

Credit Facilities

        In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the "U.S. Facility"). The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million, including issuing letters of credit up to $80.0 million, on a revolving basis against eligible accounts receivable and inventory. The term loan had a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999, a borrowing rate based on the banks' base rate (which was generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002. The revolving portion of the U.S. Facility had a borrowing rate based on the banks' base rate plus 1.75% or LIBOR plus 2.75%. In

May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the "Amended and Restated U.S. Facility"). The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks' base rate plus 1.25% or LIBOR plus 2.25%. The Amended and Restated U.S. Facility was collateralized by substantially all of our assets and expired in August 2002. Due to our improved financial position, including significant cash, cash equivalent and short-term investment balances and minimal debt, we did not seek additional bank financing upon the expiration of the Amended and Restated U.S. Facility.

        We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the "Netherlands Facility"). The Netherlands Facility permitted revolving credit loans and letters of credit up to Euro ("EUR") 2.5 million ($2.6 million) as of December 31, 2002, based upon eligible accounts receivable balances. The Netherlands Facility is due on demand, bears interest at a Eurocurrency rate plus 1.25%, is collateralized by the subsidiary's accounts receivable and inventory and a EUR 0.5 million ($0.5 million) guarantee made by our Centresoft subsidiary through its bank facility and expires August 2003. As of December 31, 2002, there were no borrowings or letters of credit outstanding under the Netherlands Facility.

        We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). As of December 31, 2002, the UK Facility provided Centresoft with the ability to borrow up to Great British Pounds ("GBP") 8.0 million ($12.8 million), including issuing letters of credit, on a revolving basis. Furthermore, as of December 31, 2002, under the UK Facility, Centresoft provided a EUR 0.5 million ($0.5 million) guarantee which served as collateral for the Netherlands Facility. The UK Facility bears interest at LIBOR plus 1.5%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2003. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of December 31, 2002, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility as of December 31, 2002. The German Facility provided for revolving loans up to EUR 0.8 million ($0.8 million) as of December 31, 2002, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by the subsidiary's accounts receivable, inventory and certain property and equipment and expires June 2003. No borrowings were outstanding against the German Facility as of December 31, 2002.

Commitments

        In connection with our purchases of Nintendo GameCube and Game Boy software for distribution in North America and Europe, Nintendo requires us to provide either standby letters of credit or cash prepayment prior to accepting purchase orders.

        In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a developer or intellectual property holder, based upon contractual arrangements. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of December 31, 2002 is approximately $135.4 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,
2003	$23,681
2004	71,050
2005	19,991
2006	12,300
2007 and thereafter	8,425

Total	$135,447

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As we have elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact upon our financial condition or results of operations.

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

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. As of December 31, 2002, our cash equivalents and short-term investments included debt securities of $280.0 million.

        The following table presents the amounts and related weighted average interest rates of our investment portfolio as of December 31, 2002 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents
Fixed rate	1.63%	$110,141	$110,078
Variable rate	1.32	110,992	110,992
Short-term investments
Fixed rate	2.47%	$169,313	$169,874

        Our short-term investments generally mature between three months and two years.

Foreign Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year. When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading purposes. As of December 31, 2002, we had no material outstanding hedging contracts.

Market Price Risk

        With regard to the structured stock repurchase transactions described in Note 15 in the Notes to the Consolidated Financial Statements, it is possible that at settlement we could take delivery of shares at an effective repurchase price higher than the then market price.

Item 4. Controls and Procedures

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

PART II—OTHER INFORMATION

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

1.1	Underwriting agreement between Activision and Goldman, Sachs & Co. dated June 4, 2002 (incorporated by reference to Exhibit 1.1 of Activision's 8-K, filed June 6, 2002).
3.1	Amended and Restated Certificate of Incorporation, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of our Current Report on Form 8-K, filed on June 16, 2000).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 9, 2000 (incorporated by reference to Exhibit 2.7 of our Current Report on Form 8-K, filed on June 16, 2000).
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
3.5	Amended and Restated By-laws dated August 1, 2000 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed July 11, 2001).
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
10.1	Employment agreement dated November 20, 2002, between Activision Publishing, Inc. and George Rose.
10.2	Activision, Inc. 2002 Studio Employee Retention Incentive Plan.
99.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Ronald Doornink pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of William J. Chardavoyne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

1.1	We filed a Form 8-K on October 11, 2002, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure" issuing a press release announcing a buyback program under which we can repurchase up to $150 million of our common stock and issuing a press release announcing our acquisition of Luxoflux Corporation.
1.2
We filed a Form 8-K on December 17, 2002, reporting under "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure" issuing a press release announcing revenue and earnings guidance for the third and fourth fiscal quarters for the 2003 fiscal year and for the full 2003 and 2004 fiscal years.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 31, 2003
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

Date: January 31, 2003
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

Date: January 31, 2003
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

Date: January 31, 2003
/s/ WILLIAM J. CHARDAVOYNE William J. Chardavoyne Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX
PART I. FINANCIAL INFORMATION.
  Item 1. Financial Statements.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS