Form 10-K
period 2003-03-31
ACTIVISION INC /NY
filed 2003-06-19
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

Registrant’s telephone number, including area code: (310) 255-2000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Purchase Rights Common Stock, par value $.000001 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 9, 2003 was $1,003,714,469.

The number of shares of the registrant’s Common Stock outstanding as of June 9, 2003 was 87,869,928.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2003 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

PART I

Item 1.           BUSINESS

(a)                                  General

Activision, Inc. (“Activision” or “we”) is a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed and acquired a group of highly recognizable brands which we market to a growing variety of consumer demographics.  Our fiscal 2003 product portfolio included such products as Tony Hawk’s Pro Skater 4, Spider-Man: The Movie, Tenchu: Wrath of Heaven and Street Hoops.

Our products cover game categories such as action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  We currently offer our products in versions that operate on systems such as the Sony PlayStation 2 (“PS2”), Sony PlayStation (“PS1”), Nintendo GameCube (“GameCube”), Microsoft Xbox (“Xbox”), Nintendo Game Boy Advance (“GBA”) and the personal computer (“PC”).  Our target audiences range from game enthusiasts and children to mass-market consumers and “value” buyers.

Our publishing business involves the development, marketing and sale of products, either directly, by license or through our affiliate label program with third-party publishers.  Our distribution business consists of operations in Europe that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

We were originally incorporated in California in 1979.  In December 1992, we reincorporated in Delaware.  In June 2000, we reorganized into a holding company organizational structure.

In April 2003, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split is payable on June 6, 2003 to shareholders of record as of May 16, 2003.  Consolidated financial information and other applicable information presented in this Annual Report on Form 10-K, including all share and per share data, has been restated as if the stock split had occurred as of the earliest period presented.

(b)                                 Business Combinations

We have completed a number of acquisitions of both software development companies and interactive entertainment product distribution companies.  The interactive entertainment industry is consolidating and we intend to continue to expand our resources through acquisitions, strategic relationships and key license transactions.  During fiscal 2003, we continued to enhance our internal product development capabilities with the acquisitions of two privately held interactive software development companies, Z-Axis Ltd. (“Z-Axis”) and Luxoflux Corporation (“Luxoflux”), as well as a 30% capital investment in a third, Infinity Ward.  See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for additional information regarding these and prior acquisitions.

(c)                                  Financial Information About Industry Segments

We have two reportable segments: publishing and distribution.  Publishing relates to the development (both internally and externally), marketing and sale of DVD, CD and cartridge based interactive entertainment software products owned or controlled by us, either directly, by license or through our affiliate label program with third-party publishers.  Distribution primarily refers to logistical and sales services provided by our European distribution subsidiaries to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.  See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

(d)                                 Narrative Description of Business

Our objective is to be a worldwide leader in the development, publishing and distribution of quality interactive entertainment software products that deliver a highly satisfying consumer entertainment experience.  Our business strategy, the key components of our business operations and the risk factors that could impact our business are detailed below.

Strategy

Create and Maintain Diversity in Product Mix, Platforms and Markets.  We believe that maintaining a diversified mix of products can reduce our operating risks and enhance profitability. Therefore, we develop and publish products spanning a wide range of product categories, including action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  We also develop products designed for target audiences ranging from game enthusiasts and children to mass-market consumers and “value” buyers.  Presently, we concentrate on developing, publishing and distributing products that operate on PS2, GameCube and Xbox console systems, GBA hand-held device and the PC. We typically offer our products for use on multiple platforms in order to reduce the risks associated with any single platform, leverage our costs over a larger installed hardware base and increase unit sales.

Create, Acquire and Maintain Strong Brands.  We focus development and publishing activities principally on products that are, or have the potential to become, franchise properties with sustainable consumer appeal and brand recognition. These products can then serve as the basis for sequels, prequels and related new products that can be released over an extended period of time. We believe that the publishing and distribution of products based in large part on franchise properties enhances predictability of revenues and the probability of high unit volume sales and operating profits. We have entered into a series of strategic relationships with the owners of intellectual property pursuant to which we have acquired the rights to publish products based on franchises such as Marvel Comics’ properties including Spider-Man, X-MEN, Iron Man and Fantastic Four and various Disney properties. We have additionally entered into exclusive licensing agreements to develop and publish video games based on the best-selling children’s book series, Lemony Snicket’s “A Series of Unfortunate Events” which is being developed into a feature film, as well as for DreamWorks SKG’s Shrek 2 and three other upcoming computer-animated films, Sharkslayer, Madagascar and Over the Hedge and their sequels.  We have capitalized on the success of our Tony Hawk’s Pro Skater products to sign long-term agreements, many of which are exclusive, with Tony Hawk and numerous other action sports athletes.  We also have created a limited number of new intellectual properties, such as True Crime: Streets of L.A. and Call of Duty, that we believe have the potential to join this list of franchise properties.

Execute Disciplined Product Selection and Development Processes.  The success of our publishing business depends, in significant part, on our ability to develop high quality games that will generate high unit volume sales.   Our publishing units have implemented a formal control process for the selection, development, production and quality assurance of our products. We apply this process, which we refer to as the “Greenlight Process,” to all of our products, whether externally or internally developed. The Greenlight Process includes in-depth reviews of each project at five important stages of development by a team that includes many of our highest-ranking operating managers and coordination between our sales and marketing personnel and development staff at each step in the process.

We develop our products using a combination of our internal development resources and external development resources acting under contract with us, some of which are independent and in some of which we are a capital investor. We typically select our external developers based on their track record and expertise in producing products in the same category. One developer will often produce the same game for multiple platforms and will produce sequels to the original game. We believe that selecting and using development resources in this manner allows us to strengthen and leverage the particular expertise of our internal and external development resources that we anticipate will add to the quality of our products.

Continue to Improve Profitability.  We continually strive to successfully manage risk and increase our operating leverage and efficiency with the goal of increased profitability. We believe the key factor affecting our profitability will be the success rate of our product releases. Therefore, our product selection and development process includes, as a significant component, periodic evaluations of the expected commercial success of products under development. Through this process, titles that we determine to be less promising are discontinued before we incur additional development costs or, if necessary, corrections are made in the development process. In addition, our focus on cross platform releases and branded products will, we believe, contribute to this strategic goal.

We continue to focus on increasing our margins. We have acquired certain experienced and specialized developers in instances where we can enhance profitability through the elimination of royalty obligations.  Additionally, we often rely on independent third-party interactive entertainment software developers to develop some of our software products, thereby taking advantage of specialized third-party developers without incurring the fixed overhead obligations associated with increased internally employed staff.

Our sales and marketing operations work with our studio resources to increase the visibility of new product launches and to coordinate the timing and promotion of product releases. Our finance and administration and sales and marketing personnel work together to improve inventory management and receivables collections. We have broadly instituted objective-based reward programs that provide incentives to management and staff throughout the organization to produce results that meet our financial objectives.

Grow Through Continued Strategic Acquisitions and Alliances.  The interactive entertainment industry is consolidating, and we believe that success in this industry will be driven in part by the ability to take advantage of scale. Specifically, smaller companies are more capital constrained, enjoy less predictability of revenues and cash flow, lack product diversity and must spread fixed costs over a smaller revenue base. Several industry leaders are emerging that combine the entrepreneurial and creative spirit of the industry with professional management, the ability to access the capital markets and the ability to maintain favorable relationships with developers, intellectual property owners and retailers. Through 14 completed acquisitions since 1997, we believe that we have successfully diversified our operations, our channels of distribution, our development talent pool and our library of titles, and have emerged as one of the industry’s leaders. We intend to continue to evaluate the expansion of our resources through acquisitions, strategic relationships and key license transactions. We intend to focus on expanding our intellectual property library through key license transactions and strategic relationships with intellectual property owners and to continue to evaluate opportunities to increase our development capacity through the acquisition of or investment in selected experienced development firms.

Products

Historically we have been best known for our action/adventure, strategy and simulation products.  With the successful introduction of action sports products, such as the Tony Hawk’s Pro Skater brand, we are the leader in the action sports category.  We have also found success in the superheroes category with our release of titles based on the Spider-Man, X-MEN and Blade properties.  In addition, we have established ourselves as a leader in the “value” software publishing business with products under our Cabela’s license, as well as with products distributed on behalf of our “value” affiliate label partners.   Products published by us in this category are generally developed by third parties, often under contract with us, and are marketed under the Activision Value Publishing name.  Value software is typically less sophisticated and less complex, both in terms of the development process and consumer gameplay.  First-person action, racing and role-playing are also important categories for us, and in the future we may expand our product offerings into new categories.

Hardware Licenses. Our products currently are being developed or published primarily for Sony PlayStation 2, Nintendo GameCube and Microsoft Xbox console systems, Nintendo Game Boy Advance hand-held device and personal computers.  In order to maintain general access to the console systems and hand-held device marketplace, we have maintained licenses for PS2, GameCube and Xbox console systems and the GBA hand-held device with the owners of each platform.  Each license allows us to create multiple products for the applicable system, subject to certain approval rights which are reserved by each licensor.  Each license also requires that we pay the licensor a per unit license fee for each unit manufactured.  In contrast, we currently are not required to obtain any license for the development and production of products for personal computers.

Intellectual Property Rights.  Many of our current and planned releases are based on intellectual property and other character or story rights licensed from third parties, as well as a combination of characters, worlds and concepts derived from our extensive library of titles, original characters, and concepts owned and created by us.  When publishing products based on licensed intellectual property rights, we generally seek to capitalize on the name recognition, marketing efforts and goodwill associated with the underlying property. For Activision-owned intellectual property, we generally attempt to establish such properties as sustainable, long-term game franchises.

In acquiring intellectual property rights from third parties, we seek to obtain rights to publish titles across a variety of platforms, to include the ability to produce multiple titles and to retain rights over an extended period of time.  In past years, we have been able to enter into a series of long-term or multi-product agreements with owners of various intellectual properties that are well known throughout the world and to create products based on these recognizable characters, story lines or concepts.  These agreements typically provide us with exclusive publishing rights for a specific period of time and, in some cases, for specified platforms. The scope of our licensing activities includes theatrical motion pictures, television shows, animated films and series, comic books, literary works, sports personalities and events and celebrities. We intend to continue expanding relationships with our existing intellectual property partners and to enter into agreements with other intellectual property owners for other recognizable properties, characters, story lines and concepts.  We may not, however, be able to maintain or expand our existing relationships or to seek out and sustain new long-term relationships of similar caliber in the future.

Product Development and Support

We use a mix of internal and external resources to develop our products.  In addition to product developers we own entirely or control, we consider product developers in which we have a significant minority equity investment and those with whom we have long-term agreements to develop multiple titles or sequels to be part of our internal product development effort.  All of our product development efforts are managed under our “Greenlight Process,” a formal, management control process for the selection, development and quality assurance of our products.

We develop and produce titles using a model in which a core group of creative, production and technical professionals, in coordination with our marketing and finance departments, have responsibility for the entire development and production process including the supervision and coordination of internal and external resources.  This team assembles the necessary creative elements to complete a title using, where appropriate, outside programmers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts, and sound and video studios.  We believe that this model allows us to supplement internal expertise with top quality external resources on an as-needed basis.

In addition, we often seek out and engage independent third-party developers to create products on our behalf.  Such products are sometimes owned by us, and usually we have unlimited rights to commercially exploit these products.  In other circumstances, the third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. We typically select these independent third-party developers based on their expertise in developing products in a specific category and use the same developer to produce the same game for multiple platforms.  Each of our third-party developers is under contract with us for specific or multiple titles.  From time to time, we also license or acquire software products that are independently created by third-party developers and brought to us for publishing and/or distribution.  In such cases, the agreements with such developers provide us with exclusive publishing and/or distribution rights for a specific period of time, often for specified platforms and territories.  In either case, we often have the ability to publish and/or distribute sequels, conversions, enhancements and add-ons to the product initially being produced by the independent developer and frequently have the right to engage the services of the original developer with regard to the development of such products.

In consideration for the services that the independent third-party developer provides, it receives a royalty generally based on net sales of the product that it has developed.  Typically, the developer also receives an advance, which we recoup from the royalties otherwise required to be paid to the developer.  The advance generally is paid in stages. The payment of each stage is tied to the completion of a detailed performance milestone.  Working with independent developers allows us to reduce our fixed development costs, share development risks with the third-party developer, take advantage of third-party developers’ expertise in connection with certain categories of products or certain platforms, and gain access to proprietary development technologies.

From time to time, we may make a capital investment and hold a minority interest in a third-party developer in connection with entertainment software products to be developed by such developer for us, which we believe helps to create a closer relationship between us and the developer.  For example, we have a minority interest in Infinity Ward and Pandemic Studios.  We account for those capital investments in which we have a 20% or greater ownership interest, such as Infinity Ward, or over which we have the ability to exercise significant influence, using the equity method.  For those investments in which we hold less than a 20% ownership interest, such as Pandemic Studios, or over which we do not have the ability to exercise significant influence, we account for our investment using the cost method.  There can be no assurance that we will realize long-term benefits from such investments or that we will continue to carry such investments at their current value.

“Greenlight Process”

We have adopted and implemented a rigorous procedure for the selection, development, production and quality assurance of our internally and externally produced entertainment software titles. The process, known as the “Greenlight Process,” involves five phases throughout the development and production phases of a title, each of which includes a number of specific performance milestones.  The five phases of the “Greenlight Process” are the concept phase, assessment phase, prototype phase, first playable phase and alpha phase.  This procedure is designed to enable us to manage and control production and development budgets and timetables, to identify and address production and technical issues at the earliest opportunity, and to coordinate marketing and quality control strategies throughout the production and development phases, all in an environment that fosters creativity.  Checks and balances are intended to be provided through the structured interaction of the project team with our creative, technical, marketing and quality assurance/customer support personnel, as well as the legal, accounting and finance departments.  In order to maintain the competitiveness of our products and to take advantage of increasingly sophisticated technology associated with new hardware platforms, our development process includes a significant amount of time for play-testing new products and extensive product quality evaluations.

Product Support

We provide various forms of product support to both our internally and externally developed titles.  Our quality assurance personnel are involved throughout the development and production of each title published by us.  All such products are subjected to extensive testing before release in order to ensure compatibility with all appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products.  To support our products after release, we provide online access to our customers on a 24-hour basis as well as operator help lines during regular business hours.  The customer support group tracks customer inquiries, and this data is used to help improve the development and production processes.

Publishing Activities

Marketing

Our marketing efforts include online activities (such as the creation of World Wide Web pages to promote specific titles), public relations, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays) participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or on compact discs.  From time to time, we also receive marketing support from hardware manufacturers and retailers in connection with their own promotional efforts.  In addition, our products contain software that enables customers to “electronically register” their purchases with us online.

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

Sales and Distribution

Domestic.  Our products are available for sale or rental in thousands of retail outlets domestically.  Our domestic customers include Best Buy, Blockbuster, Circuit City, Electronic Boutique, GameStop, Kay-Bee Toys, Target, Toys “R” Us and Wal-Mart.  Our largest customer, Wal-Mart, accounted for approximately 16% and 14% of our consolidated net revenues for fiscal 2003 and 2002, respectively.

In the United States and Canada, our products are sold primarily on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and office super-stores.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries.  We believe that a direct relationship with retail accounts results in more effective inventory management, merchandising and communications than would be possible through indirect relationships.  We have implemented electronic data interchange linkages with many of our retailers to facilitate the placing and shipping of orders.  We seek to continue to increase the number of retail outlets reached directly through our internal sales force.  We sell our products to distributors, such as Ingram Entertainment, for distribution to independent channels.

International.  We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Canada, Sweden, Australia, and Japan.  We seek to maximize our worldwide revenues and profits by releasing high quality foreign language releases concurrently with English language releases, whenever practicable, and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories.  We sell directly to large retailers and retail chains in the United Kingdom and Europe.  We also sell through third-party distributors in these territories and throughout the world.

Affiliate Labels.  In addition to our own products, we distribute interactive entertainment products that are developed and marketed by other third-party publishers through our “affiliate label” programs in North America and Europe. The distribution of other publishers’ products allows us to increase the efficiencies of our sales force and provides us with the ability to better ensure adequate shelf presence at retail stores for all of the products that we distribute. We also mitigate the risk associated with a particular title or titles published by us failing to achieve expectations. Services provided by us under our affiliate label program include order solicitation, in-store marketing, logistics and order fulfillment, sales channel management, as well as other accounting and general administrative functions. Our current affiliate label partners include LucasArts, as well several affiliate label partners in our “value” business. Each affiliate label relationship is unique and may pertain only to distribution in certain geographic territories such as the United States or Europe and may be further limited only to specific titles or titles for specific platforms.

Distribution

We distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries, CentreSoft in the United Kingdom, NBG in Germany and CD Contact in the Benelux countries.  These subsidiaries act as wholesalers in the distribution of products and also provide packaging, logistical and sales services, and in some cases, product localization for certain vendors.  They provide services to our publishing operations and to various third-party publishers, including Sony, Nintendo and Microsoft.  CentreSoft is Sony’s exclusive distributor of PlayStation products to the independent channel in the United Kingdom.  In the fiscal year ended March 31, 2003, sales for Sony, Nintendo and Microsoft accounted for approximately 32%, 7% and 5%, respectively, of our worldwide net distribution revenues.

We acquired CentreSoft and NBG in 1997 and CD Contact in 1998.  We entered into the distribution business to obtain distribution capacity in Europe for our own products, while supporting the distribution infrastructure with third-party sales, and to diversify our operations into the European market.  CentreSoft and our other distribution subsidiaries operate in accordance with strict confidentiality procedures in order to provide independent services to various third-party publishers.

Online and Wireless Technologies

We are actively supporting emerging platforms, such as wireless devices and online networks (closed and open) by publishing and licensing our titles for them.  We also develop and optimize our titles for consoles that support online play, such as PS2 and X-box.  Currently, we have released versions of Tony Hawk’s Pro Skater 3 and Tony Hawk’s Pro Skater 4 for the PS2’s online service, as well as Return to Castle Wolfenstein for X-box Live, Microsoft’s online service.  We have published and licensed rights to various brands, such as Tony Hawk’s Pro Skater, for various hand-held wireless devices, such as Nokia’s N-Gage wireless platform, as well as a myriad of traditional wireless handsets.  We believe that more of our brands will be successfully published in the wireless and online space as those platforms continue to evolve.

Manufacturing

We prepare a set of master program copies, documentation and packaging materials for our products for each respective hardware platform on which the product will be released.  Except with respect to products for use on the Sony, Nintendo and Microsoft systems, our disk duplication, packaging, printing, manufacturing, warehousing, assembly and shipping are performed by third-party subcontractors.

To maintain protection over their hardware technologies, Sony, Nintendo and Microsoft generally specify or control the manufacturing and assembly of finished products. We deliver the master materials to the licensor or its approved replicator, which then manufactures finished goods and delivers them to us for distribution under our label.  At the time our product unit orders are filled by the manufacturer, we become responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products or material returns due to product defects.

Competition

The interactive entertainment industry is extremely competitive.  The availability of significant financial resources has become a major competitive factor in the industry primarily as a result of the escalating development, acquisition, production and marketing budgets required to publish quality titles.  In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor’s most popular titles.

Employees

As of March 31, 2003, we had 1,214 employees, including 612 in product development, 118 in North American publishing, 99 in international publishing, 108 in operations, corporate finance and administration, and 277 in European distribution activities.

As of March 31, 2003, 194 of our full-time employees were subject to term employment agreements with us.  These agreements generally commit such employees to employment terms of between one and five years from the commencement of their respective agreements.  Most of the employees subject to such agreements are executives or members of the product development, sales or marketing divisions.  These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors and marketing product managers.  The execution by us of employment agreements with such employees, in our experience, reduces our turnover during the development and production of our entertainment software products and allows us to plan more effectively for future development activities.

None of our employees is subject to a collective bargaining agreement except for the employees of our German distribution subsidiary who are allowed by German law to belong to an organized labor council.  To date, we have not experienced any labor-related work stoppages.

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Annual Report on Form 10-K) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance.  The reader or listener is cautioned that we do not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

We depend on a relatively small number of brands for a significant portion of our revenues and profits.

A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year, and these products are responsible for a disproportionate amount of our profits.  In addition, many of these products have substantial production or acquisition costs and marketing budgets.  In fiscal 2003, 38% of our consolidated net revenues (52% of worldwide publishing net revenues) was derived from two brands, one of which accounted for 20% and the other of which accounted for 18% of consolidated net revenues (27% and 25%, respectively, of worldwide publishing net revenues).  In fiscal 2002, two brands accounted for 35% of our consolidated net revenues (50% of worldwide publishing net revenues), one of which accounted for 31% and the other of which accounted for 4% of consolidated net revenues (44% and 6%, respectively, of worldwide publishing net revenues).  We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenues.  Due to this dependence on a limited number of brands, the failure to achieve anticipated results by one or more products based on these brands may significantly harm our business and financial results.

Our future success depends on our ability to release popular products.

The life of any one game product is relatively short, in many cases less than one year.  It is therefore important for us to be able to continue to develop many high quality new products that are popularly received.  If we are unable to do this, our business and financial results may be negatively affected.

We focus our development and publishing activities principally on products that are, or have the potential to become, franchise brand properties.  Many of these products are based on intellectual property and other character or story rights acquired or licensed from third parties.  These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or to include new products in existing licenses.  The loss of a significant number of our intellectual property licenses or of our relationships with licensors could have a material adverse effect on our ability to develop new products and therefore on our business and financial results.  Additionally, the failure of intellectual property acquired by us to be popularly received could impact the market acceptance of our products in which the intellectual property is included.  Such lack of market acceptance could result in the write-off of the unrecovered portion of acquired intellectual property assets, which could cause material harm to our business and financial results.

Transitions in console platforms have a material impact on the market for interactive entertainment software.

When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available.  During these periods, sales of our game console entertainment software products can be expected to slow down or even decline until new platforms have been introduced and have achieved wide consumer acceptance.  Each of the three current principal hardware producers launched a new platform in recent years.  Sony made the first shipments of its PS2 console system in North America and Europe in the fourth quarter of calendar year 2000.  Microsoft made the first shipments of its Xbox console system in North America in November 2001 and in Europe and Japan in the first quarter of calendar 2002. Nintendo made the first shipments of its GameCube console system in North America in November 2001 and in Europe in May 2002.  Additionally, in June 2001, Nintendo launched its GBA hand-held device.  Most recently, Sony announced that it would be entering the hand-held hardware market with the introduction of its hand-held gaming device, PlayStation Portable (“PSP”).  PSP is currently expected to be released in the fourth quarter of calendar 2004.  We estimate that the next hardware transition cycle will commence in late calendar 2005 or calendar 2006.  Delays in the launch, shortages, technical problems or lack of consumer acceptance of these platforms and next generation platforms could adversely affect our sales of products for these platforms.

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

The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season.  As a result, our net revenues, gross profits and operating income have historically been highest during the second half of the year.  Additionally, in a platform transition period, sales of game console software products can be significantly affected by the timeliness of introduction of game console platforms by the manufacturers of those platforms, such as Sony, Microsoft and Nintendo.  The timing of hardware platform introduction is also often tied to holidays and is not within our control.  If a hardware platform is released unexpectedly close to the holidays, this would result in a shortened holiday buying season and could negatively impact the sales of our products.  Further, delays in development, licensor approvals or manufacturing can also affect the timing of the release of our products, causing us to miss key selling periods such as the year-end holiday buying season.

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

We depend on Sony, Nintendo and Microsoft for the manufacture of products that we develop for their hardware platforms.

Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Nintendo or Microsoft, the products are manufactured exclusively by that hardware manufacturer or their approved replicator.  We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer’s game platform.

The agreements with these manufacturers include certain provisions such as approval rights over all products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, that allow them substantial influence over our costs and the release schedule of our products.  In addition, since each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity.  Accordingly, Sony, Nintendo or Microsoft could cause unanticipated delays in the release of our products as well increases to our development, manufacturing, marketing or distribution costs, which could materially harm our business and financial results.

If our products contain defects, our business could be harmed significantly.

Software products as complex as the ones we publish may contain undetected errors when first introduced or when new versions are released.  Despite extensive testing prior to release, we cannot be certain that errors will not be found in new products or releases after shipment, that could result in loss of or delay in market acceptance.  This loss or delay could significantly harm our business and financial results.

Inadequate intellectual property protections could prevent us from enforcing or defending our proprietary technology.

We regard our software as proprietary and rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights.  We own or license various copyrights and trademarks.  Although we provide “shrinkwrap” license agreements or limitations on use with our software, it is uncertain to what extent these agreements and limitations are enforceable.  We are aware that some unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, it could cause material harm to our business and financial results.

Policing unauthorized use of our products is difficult, and software piracy can be a persistent problem, especially in some international markets.  Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the

United States, or are poorly enforced.  Legal protection of our rights may be ineffective in such countries.  Moreover, as we leverage our software products using emerging technologies such as the Internet and online services, our ability to protect our intellectual property rights and to avoid infringing intellectual property rights of others may diminish.  We cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with these emerging technologies.

We may be subject to intellectual property claims.

As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims.  Many of our products are highly realistic and feature materials that are based on real world examples, which may inadvertently infringe upon the intellectual property rights of others.  Our products often utilize complex, cutting edge technology that may become subject to the intellectual property rights of others.  Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement.  From time to time, we receive communications from third parties regarding such claims.  Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend.

Intellectual property litigation or claims could force us to do one or more of the following:

•                       Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•                       Obtain a license from the holder of the infringed intellectual property, which if available at all, may not be available on commercially favorable terms; or

•                       Redesign the effected interactive entertainment software products, which could cause us to incur additional costs, delay introduction and possibly reduce commercial appeal of our products.

Any of these actions may cause material harm to our business and financial results.

We rely on independent third parties to develop some of our software products.

We rely on independent third-party interactive entertainment software developers to develop some of our software products.  Since we depend on these developers in the aggregate, we remain subject to the following risks:

•                       Continuing strong demand for developers’ resources, combined with the recognition they receive in connection with their work, may cause developers who worked for us in the past either to work for our competitors in the future or to renegotiate our agreements with them on terms less favorable for us.

•                       Limited financial resources and business expertise and inability to retain skilled personnel may force developers out of business prior to completing our products or require us to fund additional costs.

•                       Our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements.  In either case, we would not be able to continue to engage such developers’ services for our products, except for those that they are contractually obligated to complete for us.

Increased competition for skilled third-party software developers also has compelled us to agree to make significant advance payments on royalties to game developers.  If the products subject to these arrangements do not generate sufficient revenues to recover these royalty advances, we would have to write-off unrecovered portions of these payments, which could cause material harm to our business and financial results.  Typically, we pay developers a royalty based on a percentage of net revenue, less agreed upon deductions, but in a few cases, we have agreed to pay developers fixed per unit product royalties after royalty advances are fully recouped.  To the extent that sales prices of products on which we have agreed to pay a fixed per unit royalty are marked down, our profitability could be adversely affected.

We operate in a highly competitive industry.

The interactive entertainment software industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced.  Our competitors vary in size from small companies to very large corporations with significantly greater financial, marketing and product development resources than we have.  Due to these greater resources, certain of our competitors can spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties and pay more to third-party software developers than we can.  We believe that the main competitive factors in the interactive entertainment software industry include: product features and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; quality of products; ease of use; price; marketing support; and quality of customer service.

We compete primarily with other publishers of personal computer and video game console interactive entertainment software.  Significant third-party software competitors currently include, among others: Atari, Inc.; Capcom Co. Ltd.; Eidos PLC; Electronic Arts Inc.; Konami Company Ltd.; Namco Ltd.; Sega Enterprises, Ltd.; Take-Two Interactive Software, Inc.; THQ Inc.; Ubi Soft Entertainment and Vivendi Universal Publishing.  In addition, integrated video game console hardware and software companies such as Sony Computer Entertainment, Nintendo Co. Ltd. and Microsoft Corporation compete directly with us in the development of software titles for their respective platforms.

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

Retailers of our products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high quality retail shelf space and promotional support from retailers.  To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures.  Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers.  We cannot be certain that our new products will consistently achieve such “best seller” status.  Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies.  Our products constitute a relatively small percentage of any retailer’s sales volume, and we cannot be certain that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support on acceptable terms.  A prolonged failure in this regard may significantly harm our business and financial results.

Our sales may decline substantially without warning and in a brief period of time because we generally do not have long-term contracts for the sale of our products.

In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and office super-stores.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries.  Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments.  Our largest customer, Wal-Mart, accounted for approximately 16% and 14% of our consolidated net revenues for fiscal 2003 and 2002, respectively.  The loss of, or significant reduction in sales to, any of our principal retail customers or distributors could significantly harm our business and financial results.

We may permit our customers to return our products and to receive pricing concessions which could reduce our net revenues and results of operations.

We are exposed to the risk of product returns and price protection with respect to our distributors and retailers. Return policies allow distributors and retailers to return defective, shelf-worn and damaged products in accordance with terms granted. Price protection, when granted and applicable, allows customers a credit against amounts they owe us with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, our customers under certain conditions.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.   When we offer price protection, we offer it with respect to a particular product to all of our retail customers; however, only those customers who meet the conditions detailed above can avail themselves of such price protection.  We also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide substantial price protection to maintain our relationships with retailers and our access to distribution channels. Product returns and price protection that exceed our reserves could significantly harm our business and financial results.

Limitations on the use of cookies to collect information may reduce our ability to develop online profiles and aggregate Internet user information.

Our technology currently uses “cookies,” or small files of information placed on a user’s computer, to collect information about an Internet user’s visits to various web sites. This collection of behavioral information can be accomplished without the user’s knowledge or consent. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their computer without their knowledge. Users can also delete cookies from their computer at any time, and widely-available software allows Internet users to sweep all cookies from their computers. We are not aware of any reliable method to ascertain whether Internet users are deleting their cookie files. If a large number of Internet users refuse, disable or delete their cookie files, the number of profiles to which we have access would decrease, the collection of our statistics based on cookies would be impaired and the value of our services based on these profiles and statistics would decrease.

Some privacy advocates and governmental officials have suggested restricting or eliminating the use of cookies without the Internet user’s consent. If we were required to obtain consent before delivering a cookie or if the use or effectiveness of cookies is limited, we would be required to switch to alternative technologies to collect user profile information. Alternative technologies may be unavailable or substantially less effective than cookies. Creating replacement technology for cookies could require us to expend significant time and resources. We may be unable to complete this alternative technology development in time to avoid negative consequences to our business, and the replacement methods we develop may not be commercially feasible.

We may be burdened with payment defaults and uncollectible accounts if our distributors or retailers cannot honor their credit arrangement with us.

Distributors and retailers in the interactive entertainment software industry have from time to time experienced significant fluctuations in their businesses, and a number of them have failed.  The insolvency or business failure of any significant retailer or distributor of our products could materially harm our business and financial results.  We typically make sales to most of our retailers and some distributors on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, credit limits and sales history, as well as whether we can obtain sufficient credit insurance.  Although, as in the case with most of our customers, we have insolvency risk insurance to protect against our customers’ bankruptcy, insolvency or liquidation, this insurance contains a significant deductible and a co-payment obligation, and the policy does not cover all instances of non-payment.  In addition, although we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance.  As a result, a payment default by a significant customer could significantly harm our business and financial results.

We may not be able to maintain our distribution relationships with key vendors.

Our CD Contact, NBG and CentreSoft subsidiaries distribute interactive entertainment software and hardware products and provide related services in the Benelux countries, Germany and the United Kingdom, respectively, and via export, in other European countries for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers.  These services are generally performed under limited term contracts.  Although we expect to use reasonable efforts to retain these vendors, we may not be successful in this regard.  The cancellation or non-renewal of one or more of these contracts could significantly harm our business and financial results.  Sony, Nintendo and Microsoft products accounted for approximately 32%, 7% and 5%, respectively, of our worldwide net distribution revenues for fiscal 2003.

Our international revenues may be subject to regulatory requirements as well as currency fluctuations.

Our international revenues have accounted for a significant portion of our total revenues.  International sales and licensing accounted for 50%, 49% and 43% of our total net revenues in fiscal 2003, 2002 and 2001, respectively.  We expect that international revenues will continue to account for a significant portion of our total revenues in the future.  International sales may be subject to unexpected regulatory requirements, tariffs and other barriers.  Additionally, foreign sales that are made in local currencies may fluctuate. We have and may continue to engage in limited currency hedging activities.  Although exposure to currency fluctuations to date has been insignificant, fluctuations in currency exchange rates may in the future have a material negative impact on revenues from international sales and licensing and thus our business and financial results.

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

In addition to such regulations, certain retailers have in the past declined to stock some of our products because they believed that the content of the packaging artwork or the products would be offensive to the retailer’s customer base.  Although to date these actions have not caused material harm to our business, we cannot assure you that similar actions by our distributors or retailers in the future would not cause material harm to our business.

Our software may be subject to legal claims.

In prior fiscal years, two lawsuits, Linda Sanders, et al. v. Meow Media, Inc., et al., United States District Court for the District of Colorado, and Joe James, et al. v. Meow Media, Inc., et al., United States District Court for the Western District of Kentucky, Paducah Division, have been filed against numerous video game companies, including us, by the families of victims who were shot and killed by teenage gunmen in attacks perpetrated at schools.  These lawsuits allege that the video game companies manufactured and/or supplied these teenagers with violent video games, teaching them how to use a gun and causing them to act out in a violent manner.  Both lawsuits referenced in this paragraph have been dismissed.  However, it is possible that similar, additional lawsuits may be filed in the future.  Although our general liability insurance carrier has agreed to defend us in such lawsuits, it is uncertain whether the insurance carrier would cover all or any amounts which we might be liable for if such future lawsuits are not decided in our favor.  If such future lawsuits are filed and ultimately decided against us and our insurance carrier does not cover the amounts we are liable for, it could have a material adverse effect on our business and financial results.  Payment of significant claims by insurance carriers may make such insurance coverage materially more expensive or unavailable in the future, thereby exposing our business to additional risk.

We may face limitations on our ability to integrate additional acquired businesses or to find suitable acquisition opportunities.

We intend to pursue additional acquisitions of companies, properties and other assets that can be purchased or licensed on acceptable terms and which we believe can be operated or exploited profitably.  Some of these transactions could be material in size and scope.  Although we continue to search for additional acquisition opportunities, we may not be successful in identifying suitable acquisitions.  As the interactive entertainment software industry continues to consolidate, we face significant competition in seeking and consummating acquisition opportunities.  We may not be able to consummate potential acquisitions or an acquisition may not enhance our business or may decrease rather than increase our earnings.  In the future, we may issue additional shares of our common stock in connection with one or more acquisitions, which may dilute our existing shareholders.  Future acquisitions could also divert substantial management time and result in short-term reductions in earnings or special transaction or other charges.  In addition, we cannot guarantee that we will be able to successfully integrate the businesses that we may acquire into our existing business.  Our shareholders may not have the opportunity to review, vote on or evaluate future acquisitions.

Our shareholder rights plan, charter documents and other agreements may make it more difficult to acquire us without the approval of our Board of Directors.

We have adopted a shareholder rights plan under which one right entitling the holder to purchase one one-hundredths (1/100) of a share of our Series A Junior Preferred Stock price at an exercise price of $40 per share (subject to adjustment) is attached to each outstanding share of common stock.  Such shareholder rights plan makes an acquisition of control in a transaction not approved by our Board of Directors more difficult.  Our Amended and Restated By-laws have advance notice provisions for nominations for election of nominees to the Board of Directors which may make it more difficult to acquire control of us.  Our long-term incentive plans provide for acceleration of stock options following a change in control, which has the effect of making an acquisition of control more expensive.  In addition, some of our officers have severance compensation agreements that provide for substantial cash payments and accelerations of other benefits in the event of a change in control.  These agreements and arrangements may also inhibit a change in control and may have a negative effect on the market price of our common stock.

Our reported financial results could be affected if significant changes in current accounting principles are adopted.

Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. Similarly, Congress has considered a variety of bills that could affect certain accounting principles. The Financial Accounting Standards Board and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, such as accounting for stock options, some of which represent a significant change from current practices. Changes in our accounting for stock options could materially increase our reported expenses.

Our stock price is highly volatile.

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to many factors, including:

•                                          Quarter to quarter variations in results of operations

•                                          Our announcements of new products

•                                          Our competitors’ announcements of new products

•                                          Our product development or release schedule

•                                          General conditions in the computer, software, entertainment, media or electronics industries and in the economy

•                                          Timing of the introduction of new platforms and delays in the actual release of new platforms

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

We seek to manage our business with a view to achieving long-term results, and this could have a negative effect on short- term trading.

We focus on creation of shareholder value over time, and we intend to make decisions that will be consistent with this long-term view.  As a result, some of our decisions, such as whether to make or discontinue operating investments, manage our balance sheet and capital structure, or pursue or discontinue strategic initiatives, may be in conflict with the objectives of short-term traders.  Further, this could adversely affect our quarterly or other short-term results of operations.

We do not pay cash dividends on our common stock.

We have not paid any cash dividends on our common stock nor do we anticipate paying cash dividends in the near future.

Financial Information about Foreign and Domestic Operations and Export Sales

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 of Notes to Consolidated Financial Statements included in Item 8.

Available Information

You can obtain additional information about Activision from our website at http://www.activision.com.  Furthermore, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act are available free of charge and through our website.

Item 2.                   PROPERTIES

Our principal corporate and administrative offices are located in approximately 108,400 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405.  The following is a listing of the principal offices maintained by us on June 9, 2003:

PROPERTY	LOCATION	SQ FT	OWNERSHIP	LEASE EXPIRATION

Corporate Offices	Santa Monica, CA, USA	108,400	Lease	April 2007

Product Development Facilities

Gray Matter Interactive Studios, Inc.	Los Angeles, CA, USA	10,000	Lease	November 2003
Luxoflux, Inc.	Santa Monica, CA, USA	4,700	Lease	October 2006
Neversoft Entertainment, Inc.	Woodland Hills, CA, USA	15,900	Lease	July 2005
Raven Studios	Madison, WI, USA	19,100	Lease	December 2005
Shaba Games, Inc.	San Francisco, CA, USA	15,800	Lease	February 2008
Stealth Studio	Slough, UK	3,400	Lease	September 2006
Treyarch Invention	Santa Monica, CA, USA	31,000	Lease	May 2004
Z-Axis, Ltd.	Hayward, CA, USA	18,500	Lease	June 2005

Publishing Facilities

Australia Publishing	Sydney, Australia	3,300	Lease	July 2006
France Publishing	Argenteuil, France	3,100	Lease	October 2006
German Publishing	Burglengenfeld, Germany	2,200	Own	N/A
Japan Publishing	Tokyo, Japan	2,300	Lease	June 2004
UK Publishing	Slough, UK	8,200	Lease	September 2010
Value Publishing	Eden Prairie, MN, USA	14,000	Lease	May 2008

Distribution Facilities

German Distribution	Burglengenfeld, Germany	55,700	Own	N/A
Netherlands Distribution-offices	Breda, the Netherlands	4,200	Lease	January 2007
Netherlands Distribution - warehouse	Venlo, the Netherlands	44,600	Own	N/A
UK Distribution	Birmingham, UK	101,100	Lease	May 2018

Our publishing operations additionally lease facilities in Canada, Italy, Minnesota, New York, Texas, South Korea and Sweden for purposes of sales and branch offices.

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

Item 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market under the symbol “ATVI.”

The following table sets forth for the periods indicated the high and low reported sale prices for our common stock.  As of June 9, 2003, there were approximately 2,900 holders of record of our common stock.

	High	Low
Fiscal 2002
First Quarter ended June 30, 2001	$18.29	$9.28
Second Quarter ended September 30, 2001	18.00	10.05
Third Quarter ended December 31, 2001	19.15	10.90
Fourth Quarter ended March 31, 2002	21.83	15.18

Fiscal 2003
First Quarter ended June 30, 2002	$23.40	$17.55
Second Quarter ended September 30, 2002	21.03	14.87
Third Quarter ended December 31, 2002	15.92	8.13
Fourth Quarter ended March 31, 2003	10.50	8.68

On June 9, 2003, the last reported sales price of our common stock was $11.68.

Dividends

We paid no cash dividends in 2003 or 2002 nor do we anticipate paying any cash dividends at any time in the foreseeable future.  We expect that earnings will be retained for the continued growth and development of the business.  Future dividends, if any, will depend upon our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Stock Split

In April 2003, the Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend.  The stock split is payable at the close of business on June 6, 2003 to shareholders of record as of May 16, 2003 and is effective as of the start of trading on June 9, 2003.

Sales of Unregistered Equity Securities

Effective May 20, 2002, we acquired all of the outstanding ownership interests of Z-Axis, Ltd. (“Z-Axis”), a privately held interactive software development company, in exchange for a combination of cash and 373,785 shares of our common stock.  Approximately 139,500 additional shares of our common stock also may be issued to Z-Axis’ equity holders over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria.

Effective October 4, 2002, we acquired all of the outstanding ownership interests of Luxoflux Corp., (“Luxoflux”), a privately held interactive software development company, in exchange for cash.  Additionally, approximately 165,000 shares of our common stock may be issued to Luxoflux’s equity holders and employees over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria.

None of the shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption under Section 4(2) of the Securities Act.  We subsequently registered the shares issued to

Z-Axis equity holders for resale by those holders.  We are in process of registering the shares issued in connection with the Luxoflux transaction for resale by those holders.

Repurchase Plan

During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured option transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

As of March 31, 2003, we had repurchased approximately 10.8 million shares of our common stock at an average cost of $9.39 per share.  Additionally under the Board approved buyback program, we entered into a series of structured stock repurchase transactions in the aggregate amount of $110.0 million. These transactions may be settled in cash or stock depending on the market price of our common stock on the date of the settlement. Upon settlement, we will either have our capital investment returned with a premium or receive up to approximately 12.8 million shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.

Shareholders’ Rights Plan

On April 18, 2000, our Board of Directors approved a shareholders rights plan (the “Rights Plan”).  Under the Rights Plan, each common shareholder at the close of business on April 19, 2000 received a dividend of one right for each share of common stock held.  Each right represents the right to purchase one one-hundredths (1/100) of a share of our Series A Junior Preferred Stock at an exercise price of $40.00.  Initially, the rights are represented by our common stock certificates and are neither exercisable nor traded separately from our common stock.  The rights will only become exercisable if a person or group acquires 15% or more of the common stock of Activision, or announces or commences a tender or exchange offer which would result in the bidder’s beneficial ownership of 15% or more of our common stock.

In the event that any person or group acquires 15% or more of our outstanding common stock, each holder of a right (other than such person or members of such group) will thereafter have the right to receive upon exercise of such right, in lieu of shares of Series A Junior Preferred Stock, the number of shares of common stock of Activision having a value equal to two times the then current exercise price of the right.  If we are acquired in a merger or other business combination transaction after a person has acquired 15% or more of our common stock, each holder of a right will thereafter have the right to receive upon exercise of such right a number of the acquiring company’s common shares having a market value equal to two times the then current exercise price of the right.  For persons who, as of the close of business on April 18, 2000, beneficially own 15% or more of the common stock of Activision, the Rights Plan “grandfathers” their current level of ownership, so long as they do not purchase additional shares in excess of certain limitations.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2003 is as follows (amounts in thousands, except per share amounts):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	8,883	$11.69	1,041
Equity compensation plans not approved by security holders	16,913	$8.39	543
Total	25,796	$9.53	1,584

In April 2003, our Board of Directors approved a 3.0 million share increase to the total number of shares available for distribution under the Activision 2002 Incentive Plan (the “2002 Plan”).  The 2002 Plan permits the granting of awards to officers (other than executive officers), employees, consultants, advisors and others.  The increase in the 2002 Plan will not be submitted to Activision shareholders for approval.

In April 2003, our Board of Directors approved the Activision 2003 Incentive Plan (the “2003 Plan”).  The 2003 Plan permits the granting of “Awards” in the form of non-qualified stock options, SARs, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others.  The total number of shares of common stock available for distribution under the 2003 Plan is 9,000,000. The 2003 Plan became effective upon Board approval, but we intend to submit it for shareholder ratification at the next annual meeting.

See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 for the material features of each equity compensation plan that was adopted without security holder approval.

Item 6.                     SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2003 are derived from our audited consolidated financial statements.  The Consolidated Balance Sheets as of March 31, 2003 and 2002 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended March 31, 2003, and the reports thereon, are included elsewhere in this Form 10-K.

(In thousands, except per share data)

	Year ended March 31,
		Restated(1)
	2003(2)	2002(2)	2001	2000	1999

Statement of Operations Data:

Net revenues	$864,116	$786,434	$620,183	$572,205	$436,526
Cost of sales - product costs	440,977	435,725	324,907	319,422	260,041
Cost of sales - intellectual property licenses and software royalties and amortization	124,196	99,006	89,702	91,238	36,990
Income (loss) from operations	94,847	80,574	39,807	(30,325)	26,667
Income (loss) before income tax provision (benefit)	103,407	83,120	32,544	(38,736)	23,636
Net income (loss)	66,180	52,238	20,507	(34,088)	14,891
Basic earnings (loss) per share	0.69	0.69	0.37	(0.61)	0.29
Diluted earnings (loss) per share	0.64	0.59	0.33	(0.61)	0.28
Basic weighted average common shares outstanding	96,239	75,977	55,947	55,556	51,438
Diluted weighted average common shares outstanding	103,655	89,183	61,650	55,556	53,847

Cash Provided By (Used In):

Operating activities	90,975	111,792	81,565	2,883	(42,341)
Investing activities	(155,101)	(8,701)	(8,631)	(25,041)	(3,800)
Financing activities	64,090	50,402	2,547	42,028	7,220

	As of March 31,
	2003(2)	2002(2)	2001	2000	1999

Balance Sheet Data:

Working capital	$422,500	$333,199	$182,980	$158,225	$136,355
Cash, cash equivalents and short-term investments	406,954	279,007	125,550	49,985	33,037
Capitalized software development and intellectual property licenses	107,921	56,742	42,205	40,808	45,016
Goodwill	68,019	35,992	10,316	12,347	21,647
Total assets	704,816	556,887	359,957	309,737	283,345
Long-term debt	2,671	3,122	63,401	73,778	61,143
Shareholders’ equity	597,740	430,091	181,306	132,009	127,190

(1)                                  Consolidated financial information for fiscal years 2002-1999 has been restated for the effect of our three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record as of May 16, 2003, payable June 6, 2003.

(2)                                  Effective April 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets.  Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and should not be amortized but rather tested at least annually for impairment.  In accordance with SFAS No. 142, we have not amortized goodwill during the years ended March 31, 2003 and 2002.  See Note 7 of Notes to the Consolidated Financial Statements included in Item 8.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our products cover game categories such as action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  We currently offer our products in versions that operate on the Sony PlayStation 2 (“PS2”), Sony PlayStation (“PS1”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”) hand-held device and the personal computer (“PC”).   In prior years, we have also offered our products on the Nintendo 64 (“N64”) and Sega Dreamcast (“Dreamcast”) console systems and Nintendo Game Boy Color (“GBC”) hand-held device.  Sony recently announced that it would be reentering the hand-held hardware market with the introduction of its hand-held gaming device, PlayStation Portable (“PSP”).  PSP is currently expected to be released in the fourth quarter of calendar 2004.  We expect that we will develop titles for this new platform.

Our publishing business involves the development, marketing and sale of products, either directly, by license or through our affiliate label program with third-party publishers.  In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and office super-stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries.  Our distribution business consists of operations located in the United Kingdom, the Netherlands and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

Our profitability is directly affected by the mix of revenues from our publishing and distribution businesses. Publishing operating margins are substantially higher than margins realized from our distribution business.  Operating margins in our publishing business are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impacts operating margin. Operating margins in our distribution business are affected by the mix of hardware and software sales, with software producing higher margins than hardware.

Our focus with respect to future game development will be on big, well-established brands that we believe we can build into successful game franchises such as our superheroes and action sports brands.   With regard to our superheroes brands, we recently exercised an option to develop and publish the video game based on the sequel to the “Spider-Man” movie which is expected to be theatrically released in the spring of 2004.  Spider-Man: The Movie was a key release for the first quarter of fiscal 2003 and has continued to perform strongly throughout fiscal 2003.  In December 2002, we expanded our long-term alliance with Marvel Enterprises through an exclusive, multi-year, licensing agreement that expires in 2009.  The agreement extends our exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man, X-MEN, Fantastic Four and Iron Man.  The agreement additionally provides us the rights to develop video games in conjunction with motion pictures and television series involving X-MEN, Fantastic Four and Iron Man.  Further, another of our key strategies is to continue to be a leader in the action sports category.  In October 2002, we released Tony Hawk’s Pro Skater 4 across multiple platforms.  We will continue to promote our action sports franchises with the release of titles for existing franchises such as Tony Hawk’s Underground and Street Hoops and new action sports titles, such as Wakeboarding Unleashed, as well as titles related to motor cross and snowboarding.  We will also continue to develop new intellectual properties, such as the upcoming titles True Crime: Streets of L.A. and Call of Duty, which we hope to establish as franchise properties.

We will also continue to evaluate emerging brands that we believe have potential to become successful game franchises.  For example, in August, 2002, we entered into an exclusive licensing agreement to develop and publish video games for the best-selling children’s book series, Lemony Snicket’s “A Series of Unfortunate Events” which is being developed for a feature film by Paramount Pictures and Nickelodeon Movies.  In December 2002, we also entered into a multi-year, multi-property, publishing agreement with DreamWorks SKG that grants us the exclusive rights to publish video games based on DreamWorks SKG’s Shrek 2, and three other upcoming computer-animated films, Sharkslayer, Madagascar and Over the Hedge, as well as their sequels.

In addition to acquiring or creating high profile intellectual property, we will also continue our focus on establishing and maintaining relationships with talented and experienced software development teams.  During fiscal 2003, we bolstered our internal development capabilities with the acquisitions of two privately held interactive software development companies, Z-Axis and Luxoflux, as well as a 30% capital investment in a third, Infinity Ward.  We have additionally entered into development agreements with other top-level, third-party developers such as id Software, Valve, Stainless Steel, Spark and Lionhead Studios.

We intend to utilize these developer relationships, new intellectual property acquisitions, and our existing library of intellectual property to further focus our future game development on big, well-established brands that we believe have the potential to become franchise properties with sustainable consumer appeal and brand recognition.  We also intend to create a small number of new intellectual properties that we believe have the potential to join this list of franchise properties.  Accordingly, we have chosen to eliminate certain smaller and non-core projects from our development plan and expect to reduce the number of titles to be released in fiscal 2004.  Additionally, to maintain the competitiveness of our products and to take advantage of increasingly sophisticated technology associated with new hardware platforms, we intend to increase the amount of time spent play-testing new products, to conduct more extensive product quality evaluations and to lengthen product development schedules to allow time to make the improvements indicated by our testing and evaluations.  In many cases, this will result in an increase in future product development costs.   Further, as a result of the expected increase in the length of product development schedules, the expected release dates of certain fiscal 2004 titles have been shifted to fiscal 2005.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements included in Item 8.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition. We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.  We may permit product returns from, or grant price protection to, our customers on unsold merchandise under certain conditions.  Price protection, when granted and applicable, allows customers a credit against amounts they owe us with respect to merchandise unsold by them.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.   Revenue recognition also determines the timing of certain expenses, including cost of sales – intellectual property licenses and cost of sales – software royalties and amortization.

Allowances for Returns, Price Protection, Doubtful Accounts and Inventory Obsolescence.  We may permit product returns from, or grant price protection to, our customers under certain conditions.    The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection based upon historical experience, customer inventory levels and changes in the demand and acceptance of our products by the end consumer.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.

Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

Similarly, management must make estimates of the uncollectibility of our accounts receivable.  In estimating the allowance for doubtful accounts, we analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customers’ payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance.  Any significant changes in any of these criteria would impact management’s estimates in establishing our allowance for doubtful accounts.

We value inventory at the lower of cost or market.  We regularly review inventory quantities on hand and in the retail channel and record a provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would impact management’s estimates in establishing our inventory provision.

Software Development Costs.  Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of cost of sales – software royalties and amortization, capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.   The following criteria are used to evaluate expected product performance:  historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon product release, capitalized software development costs are amortized to cost of sales – software royalties and amortization based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of six months or less.   For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs.

Intellectual Property Licenses.  Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of our products.  Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product.

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis.  The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of cost of sales – intellectual property licenses, capitalized intellectual property costs when we believe such amounts are not recoverable.  Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense.   The following criteria are used to evaluate expected product performance:  historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to cost of sales – intellectual property licenses based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed trademark or copyright will be utilized.  As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.  For intellectual property included in products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs.

Selected Consolidated Statements of Operations Data

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory and platform, as well as operating income by business segment:

	Year ended March 31,
	(In thousands)
	2003		2002		2001

Net revenues	$864,116	100%	$786,434	100%	$620,183	100%

Costs and expenses:
Cost of sales – product costs	440,977	51	435,725	56	324,907	52
Cost of sales – software royalties and amortization	79,194	9	58,892	7	49,864	8
Cost of sales – intellectual property licenses	45,002	5	40,114	5	39,838	6
Product development	56,971	7	40,960	5	41,396	8
Sales and marketing	100,646	12	86,161	11	85,378	14
General and administrative	46,479	5	44,008	6	38,993	6

Total costs and expenses	769,269	89	705,860	90	580,376	94

Income from operations	94,847	11	80,574	10	39,807	6

Investment income, net	8,560	1	2,546	1	(7,263)	(1)

Income before income tax provision	103,407	12	83,120	11	32,544	5

Income tax provision	37,227	4	30,882	4	12,037	2

Net income	$66,180	8%	$52,238	7%	$20,507	3%

NET REVENUES BY TERRITORY:
United States	$432,261	50%	$404,905	51%	$352,893	57%
Europe	413,125	48	368,799	47	256,228	41
Other	18,730	2	12,730	2	11,062	2

Total net revenues	$864,116	100%	$786,434	100%	$620,183	100%

NET REVENUES BY SEGMENT/PLATFORM MIX:
Publishing:
Console	$466,116	76%	$312,986	57%	$278,486	60%
Hand-held	49,966	8	119,177	22	71,042	15
PC	99,893	16	117,345	21	116,534	25

Total publishing net revenues	615,975	71	549,508	70	466,062	75

Distribution:
Console	208,505	84	167,709	71	107,611	70
Hand-held	14,103	6	39,865	17	9,754	6
PC	25,533	10	29,352	12	36,756	24

Total distribution net revenues	248,141	29	236,926	30	154,121	25

Total net revenues	$864,116	100%	$786,434	100%	$620,183	100%

OPERATING INCOME BY SEGMENT:
Publishing	$79,139	9%	$68,675	9%	$35,687	5%
Distribution	15,708	2	11,899	1	4,120	1

Total operating income	$94,847	11%	$80,574	10%	$39,807	6%

Results of Operations – Fiscal Years Ended March 31, 2003 and 2002

Net income for the year ended March 31, 2003 was $66.2 million or $0.64 per diluted share, as compared to $52.2 million or $0.59 per diluted share for the year ended March 31, 2002.

Net Revenues

Net revenues for the year ended March 31, 2003 increased 10% from the prior fiscal year, from $786.4 million to $864.1 million.  This increase was generated by our publishing business and, to a lesser degree, our distribution business.

Publishing net revenues for the year ended March 31, 2003 increased 12% from the prior fiscal year, from $549.5 million to $616.0 million.  The following table details our publishing net revenues by platform as a percentage of total publishing net revenues for the years ended March 31, 2003 and 2002:

	Year ended March 31,
Publishing Net Revenues	2003	2002
PC	16%	21%
Console	76%	57%
PlayStation 2	42	20
Microsoft Xbox	12	6
Nintendo GameCube	12	3
PlayStation	9	21
Nintendo 64	1	6
Sega Dreamcast	—	1

Hand-held	8%	22%
Game Boy Advance	7	15
Game Boy Color	1	7
Total publishing net revenues	100%	100%

There were several factors that affected the fiscal 2003 net revenue performance of our publishing business.  First, positively impacting our performance, was an improvement in console sales. Our publishing console net revenues for the year ended March 31, 2003 increased 49% from the prior fiscal year, from $313.0 million to $466.1 million.  Fiscal 2003 publishing console net revenues reflect the simultaneous cross-platform, multi-national releases of Spider-Man: The Movie in the first quarter and Tony Hawk’s Pro Skater 4 in the third quarter.   In addition publishing console net revenue performance was also driven by the following releases: Tenchu: Wrath of Heaven, Street Hoops 2 and Cabela’s Big Game Hunter for PS2.   Second, publishing hand-held net revenues for the year ended March 31, 2003 decreased by 58% from the prior fiscal year, from $119.2 million to $50.0 million.  This decrease reflects the fact that the GBA hardware was launched in June 2001.  Our GBA software sales for the year ended March 31, 2002 benefited from the related hardware launch.  We also released fewer titles for the hand-held platforms in fiscal 2003 - 11 titles, in comparison to 19 titles in fiscal 2002.   Additionally, the average retail price of titles for hand-held devices was lower in fiscal 2003 than in fiscal 2002.  Third, PC net revenues for the year ended March 31, 2003 decreased 15% from the prior fiscal year, from $117.3 million to $99.9 million.  Though the number of PC titles released in fiscal 2003 was relatively consistent with fiscal 2002, during fiscal 2002, we released Return to Castle Wolfenstein for the PC, which was one of our top performing titles of fiscal 2002.  PC net revenues for the year ended March 31, 2002 reflect that title’s worldwide, strong performance.  Lastly, net revenues from our international publishing business for the year ended March 31, 2003 benefited by approximately $14.1 million from a year-over-year strengthening of the Euro and the Great British Pound (“GBP”) in relation to the U.S. dollar.  Excluding the impact of foreign currency fluctuations, our domestic publishing business and our international publishing business experienced similar year-over-year improvements for the reasons detailed above.

The platform mix of our future publishing net revenues will be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware bases, the introduction of new hardware platforms, as well as the timing of key product releases from our own product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base.  We expect net revenues from hand-held titles to remain the smallest component of our publishing net revenues.  However, with the introduction of PSP in fiscal 2005, we may see an increase in our hand-held business over fiscal 2003.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful or “hit” titles.   For example, for the year ended March 31, 2003, 30% of our consolidated net revenues and 43% of worldwide publishing net revenues were derived from net revenues from our Spider-Man:  The Movie and Tony Hawk’s Pro Skater 4 titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impacts operating profits resulting in a disproportionate amount of operating income being derived from these select titles.   We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

As discussed in the “Overview” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in connection with our focus of future game development on big, well-established brands that we believe have the potential to become game franchise properties with sustainable consumer appeal, we have chosen to eliminate certain smaller and non-core projects from our development plan and expect to reduce the number of titles released in fiscal 2004.  Further, as a result of an expected increase in the length of product development schedules, the expected release dates of certain fiscal 2004 titles have been shifted to fiscal 2005.  Because of these and other factors, we currently expect fiscal 2004 net revenues to be less than those of fiscal 2003, but we currently expect that we will resume net revenue growth in fiscal 2005.

Another factor that could affect fiscal 2004 net revenue performance is software pricing.  While we expect console launch pricing to hold at $49.99 through the holidays, we believe that we could see price declines thereafter.

Distribution net revenues for the year ended March 31, 2003 increased 5% from the prior fiscal year, from $236.9 million to $248.1 million.  The increase was due to the positive impact of the year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar.  Distribution console net revenues for the year ended March 31, 2003 also benefited from the international hardware launches of Xbox and GameCube in March 2002 and May 2002, respectively.  It additionally benefited from the price reduction on PS2 hardware that was effective September 2001, as this resulted in both an increase in sales of PS2 hardware, as well as an increase in sales of PS2 software due to the corresponding larger installed hardware base.  This increase was partially offset by declines in distribution hand-held and PC net revenues for the reasons detailed in the discussion of publishing net revenues.  The mix of distribution net revenues between hardware and software sales remained relatively constant year-over-year at approximately 38% hardware and 62% software.  The mix of future distribution net revenues will be driven by a number of factors including the occurrence of hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms and our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers.  We expect software sales as a percentage of total distribution net revenues in fiscal 2004 to increase slightly from fiscal 2003.

Domestic net revenues increased 7% from $404.9 million for the year ended March 31, 2002, to $432.3 million for the year ended March 31, 2003 for the reasons detailed above in the discussion of our publishing business net revenues.   International net revenues increased by 13% from $381.5 million for the year ended March 31, 2002, to $431.9 million for the year ended March 31, 2003 for the reasons detailed above in the discussion of our publishing business, as well as the result of the year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar.

Costs and Expenses

Cost of sales – product costs represented 51% and 56% of consolidated net revenues for the year ended March 31, 2003 and 2002, respectively.  There were two primary factors that affected cost of sales – product costs as a percentage of consolidated net revenues.  First, the product mix of our publishing business for the year ended March 31, 2003 reflects a lower proportion of net revenues from titles for hand-held devices, as compared to the year ended March 31, 2002.  Titles for hand-held devices generally have the highest manufacturing per unit cost of all platforms.

Second, our manufacturing costs for console titles for the year ended March 31, 2003 benefited from the economies of scale due to the high volume of Spider-Man: The Movie units manufactured.

Cost of sales – software royalties and amortization for the year ended March 31, 2003 increased as a percentage of publishing net revenues from the prior fiscal year, from 11% to 13%.  In absolute dollars, cost of sales – software royalties and amortization for the year ended March 31, 2003 also increased from the prior fiscal year, from $58.9 million to $79.2 million.  The increases reflect the change in the product mix of our publishing business.  Though titles for hand-held devices generally have the highest per unit manufacturing cost of all platforms, they have the lowest product development cost structure.  In the year ended March 31, 2002 in which titles for hand-held devices accounted for a higher proportion of publishing net revenues, the related cost of sales – software royalties and amortization was correspondingly low.  This is in comparison to the year ended March 31, 2003 in which console titles accounted for a higher proportion of publishing net revenues.  Console titles such as PS2, Xbox and GameCube have high product development cost structures, and the release of titles on these platforms will result in a correspondingly high cost of sales – software royalties and amortization.  In addition, we recorded during the fourth quarter of fiscal 2003 approximately $8.0 million related to an assessment of the recoverability of capitalized development costs pertaining to certain products.

Cost of sales – intellectual property licenses for the year ended March 31, 2003 remained constant as a percentage of publishing net revenues with the prior fiscal year at 7%.  In absolute dollars, cost of sales – intellectual property licenses for the year ended March 31, 2003 increased from the prior fiscal year, from $40.1 million to $45.0 million.   During the fourth quarter of fiscal 2003, we recorded an approximate $7.0 million related to an assessment of the recoverability of certain of our investments in long-term licensing agreements.  We recorded additional costs relating to common stock warrants issued in connection with those licensing agreements.  The impact of these costs was partially offset by the fact that one of our top performing titles released in fiscal 2002 had a higher intellectual property royalty rate structure than the majority of the top performing titles released in fiscal 2003.

Product development expenses for the year ended March 31, 2003 increased as a percentage of publishing net revenues from the prior fiscal year, from 7% to 9%. In absolute dollars, product development expense for the year ended March 31, 2003 also increased from the prior fiscal year, from $41.0 million to $57.0 million.  These increases reflect the change in the product mix of titles in development - more console and less hand-held - during fiscal 2003.  The cost to develop titles for current console systems, such as PS2, Xbox and GameCube, is higher than the cost to develop titles for the legacy console systems and hand-held devices.  Additionally, we had more titles in development during fiscal 2003 than fiscal 2002.  Lastly, in the fourth quarter of fiscal 2003, we decided to eliminate certain smaller and non-core projects from our future development plan.  The cost relating to the cancellation of those titles was approximately $2.6 million.

As discussed in the “Overview” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in order to maintain the competitiveness of our products and to take advantage of increasingly sophisticated technology associated with new hardware platforms, we intend to increase the amount of time spent play-testing new products, to conduct more extensive product quality evaluations and to lengthen product development schedules to allow time to make the improvements indicated by the testing and evaluations.  In many cases, this will result in an increase in future product development costs.

Sales and marketing expenses of $100.6 million and $86.2 million represented 12% and 11% of consolidated net revenues for the year ended March 31, 2003 and 2002, respectively.  The increase in sales and marketing expense dollars for the year ended March 31, 2003 from the prior fiscal year was the result of increased costs in both our publishing and distribution businesses.  The increase in sales and marketing expense dollars in our publishing business was the result of a significant marketing program in support of the simultaneous cross-platform, multi-national release of Spider-Man:  The Movie during the first quarter of fiscal 2003, as well as increased TV and print ads in support of second, third and fourth quarter releases such as Street Hoops, Tony Hawk’s Pro Skater 4 and Tenchu:  Wrath of Heaven.  Additionally, in the year ended March 31, 2003, we provided sponsorship for select action sports tours/tournaments in support of our Activision action sports brands.   The increase in sales and marketing expense dollars in our distribution business was due to an increasing percentage of our distribution business being generated from large national accounts.  Such large national accounts generally result in increased sales costs.

General and administrative expenses for the year ended March 31, 2003 increased $2.5 million from the prior fiscal year, from $44.0 million to $46.5 million.  As a percentage of consolidated net revenues, general and administrative expenses remained relatively constant year-over-year at approximately 5% to 6% as a result of our continued focus on building operating efficiencies and controlling costs.  The increase in absolute dollars was primarily due to the incurrence in the first quarter of fiscal 2003 of an approximate $2.0 million charge for the relocation of our UK distribution facility due to the increased growth of our UK distribution and UK publishing businesses.

Operating Income

Operating income for the year ended March 31, 2003 was $94.8 million, compared to $80.6 million in the prior fiscal year.  The increase reflects improvements in both our publishing and distribution businesses.  Publishing operating income improvement reflects, as previously discussed, the benefits generated by the release of hit titles, the decrease in cost of sales – product costs due to changes in product mix and our continued focus on building operating efficiencies and controlling costs. Distribution operating income improvement includes the distribution of a very successful third-party publisher’s title in several countries and reductions in headcount related expenses.

Investment Income, Net

Investment income, net for the year ended March 31, 2003 was $8.6 million as compared to $2.5 million for the year ended March 31, 2002.  The increase is primarily due to higher average cash and short-term investment balances during fiscal 2003, partially offset by lower market rates.

Provision for Income Taxes

The income tax provision of $37.2 million for the year ended March 31, 2003 reflects our effective income tax rate of 36%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were state taxes and an increase in our deferred tax asset valuation allowance, partially offset by research and development tax credits and the impact of foreign tax rate differentials.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Results of Operations – Fiscal Years Ended March 31, 2002 and 2001

Net income for the year ended March 31, 2002 was $52.2 million or $0.59 per diluted share, as compared to $20.5 million or $0.33 per diluted share for the year ended March 31, 2001.

Net Revenues

Net revenues for the year ended March 31, 2002 increased 27% from the prior fiscal year, from $620.2 million to $786.4 million.  This increase was driven by the performance of both our publishing business and our distribution business.

Publishing net revenues for the year ended March 31, 2002 increased 18% from $466.1 million to $549.5 million.  This increase primarily was due to publishing console and hand-held net revenues, combined, increasing 24% from $349.5 million to $432.2 million.  The increase in publishing console and hand-held net revenues was attributable to the release in fiscal 2002 of several titles for next generation platforms (PS2, Xbox, GameCube, GBA) that sold very well in both the domestic and international marketplaces, as well as continuing strong worldwide sales for titles released on legacy platforms.  Such titles included Tony Hawk’s Pro Skater 3 for PS2, GameCube and PS1, Tony Hawk’s Pro Skater 2 for GBA, N64 and PS1, Wreckless:  The Yakuza Missions for Xbox, as well as Mat Hoffman’s Pro BMX for PS1, GBA and GBC. A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year.  In fiscal 2002, 50% of our worldwide net publishing revenues (35% of consolidated net revenues) was derived from two brands, one of which accounted for 44% and the other of which accounted for 6% of worldwide net publishing revenues (31% and 4%, respectively, of consolidated net revenues).  In fiscal 2001, two brands accounted for 49% of our worldwide net publishing revenues (37% of consolidated net revenues), one of which accounted for 39% and the other of which accounted for 10% of worldwide net publishing revenues (29% and 8%, respectively, of consolidated net revenues).  We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenues. In fiscal 2002, 56% of  publishing console and hand-held net revenues were derived from sales of titles for next generation platforms while

44% were derived from sales of titles for legacy platforms (PS1, N64, Dreamcast, GBC).  When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available.  We expect sales from existing generation platform titles to decline and sales from next generation platform titles to increase as the installed base of next generation platforms grows.  Publishing PC net revenues for the year ended March 31, 2002 remained relatively consistent with the prior year, increasing from $116.5 million to $117.3 million.  Our PC business was flat primarily due to the fact that, despite the successful launch of Return to Castle Wolfenstein for the PC in the third quarter of fiscal 2002, there were fewer premium PC titles released in the year ended March 31, 2002, as compared to the year ended March 31, 2001.

Distribution net revenues for the year ended March 31, 2002 increased 54% from the prior fiscal year, from $154.1 million to $236.9 million, primarily driven by an increase in our distribution console and hand-held net revenues.  Distribution console and hand-held net revenues, combined, for the year ended March 31, 2002 increased 77% over the prior fiscal year, from $117.4 million to $207.6 million.  We are the sole distributor of Sony products in the independent channel in the UK.  Accordingly, we benefited from the price reduction on PS2 hardware that was effective September 2001, as this resulted in both an increase in sales of PS2 hardware, as well as an increase in sales of PS2 software due to the corresponding larger installed hardware base.  Additionally, in fiscal 2002, we began distributing Nintendo products within the UK. These items, along with the improved market conditions in Europe, have resulted in the continued improvements in our distribution business.

Domestic net revenues grew 15% from $352.9 million to $404.9 million.  International net revenues increased by 43% from $267.3 million to $381.5 million.  The increase in domestic net revenues is reflective of the improvements in our publishing business as described above, and the increase in international net revenues is reflective of the improvements in our publishing and distribution businesses as described above.

Costs and Expenses

Cost of sales – product costs represented 56% and 52% of consolidated net revenues for the year ended March 31, 2002 and 2001, respectively.  The increase in cost of sales – product costs as a percentage of consolidated net revenues for the year ended March 31, 2002 was due to the increase in distribution net revenues as a percentage of total consolidated net revenues, as well as a change in the product mix of our publishing business.  Distribution net revenues have a higher per unit cost as compared to publishing net revenues.  The product mix of our publishing business for the year ended March 31, 2002 reflects a heavier concentration of console products and hand-held devices.  Console products generally have a higher manufacturing per unit cost than PCs.  Products for hand-held devices generally have the highest manufacturing per unit cost of all platforms.

Cost of sales – software royalties and amortization remained flat at 11% of publishing net revenues for the years ended March 31, 2002 and 2001.

Cost of sales – intellectual property licenses decreased as a percentage of publishing net revenues to 7% for the year ended March 31, 2002, from 9% for the year ended March 31, 2001.  The decrease is reflective of the fact that in the year ended March 31, 2001, several of our top performing titles were products with high intellectual property royalty rates.

Product development expenses of $41.0 million and $41.4 million represented 7% and 9% of publishing net revenues for the year ended March 31, 2002 and 2001, respectively.  The decrease in product development expenses as a percentage of publishing net revenue is reflective of the fact that during the year ended March 31, 2002, a higher proportion of product development expenditures were incurred subsequent to the establishment of technological feasibility as compared to the prior fiscal year in which more product development expenditures were incurred prior to the establishment of technological feasibility and were, accordingly, charged directly to product development expense.  In addition, our “Greenlight Process” for the selection, development, production and quality assurance of our products has exercised rigorous control over product development expenditures.

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

General and administrative expense for the year ended March 31, 2002 increased 13%, from $39.0 million to $44.0 million.  As a percentage of consolidated net revenues, general and administrative expenses remained relatively constant at approximately 6%.  The increase in the dollar amount of general and administrative expenses was due to an increase in worldwide administrative support needs and headcount related expenses.  Partially offsetting this increase was a decrease in amortization of intangibles, which is included in general and administrative expenses, from $1.5 million for the year ended March 31, 2001 to zero for the year ended March 31, 2002.  Effective April 1, 2001, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets.  Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and should not be amortized but rather tested at least annually for impairment.  As such, we did not record goodwill amortization for the year ended March 31, 2002.

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

Investment Income, Net

Investment income, net changed to $2.5 million of investment income for the year ended March 31, 2002, from $7.3 million of interest expense for the year ended March 31, 2001.  This change was due to our improved cash position in fiscal 2002 resulting in higher investment income, the elimination of bank borrowings and the conversion and/or redemption of our $60.0 million convertible subordinated notes in the first quarter of fiscal 2002.

Provision for Income Taxes

The income tax provision of $30.9 million for the year ended March 31, 2002, reflects our effective income tax rate of approximately 37%.  The significant items generating the variance between our effective rate and our statutory rate of 35% are state taxes and an increase in our deferred tax asset valuation allowance which is partially offset by research and development tax credits and the impact of foreign tax rate differentials.  The realization of deferred tax assets is dependent on the generation of future taxable income.  We believe that it is more likely than not that we will generate sufficient taxable income to realize the benefit of net deferred tax assets recognized.

Quarterly Operating Results

Our quarterly operating results have in the past varied significantly and will likely vary significantly in the future, depending on numerous factors, several of which are not under our control.    See Item 1 “Business – Factors Affecting Future Performance.”  Our business also has experienced and is expected to continue to experience significant seasonality, largely due to consumer buying patterns and our product release schedule focusing on those patterns.  Net revenues typically are significantly higher during the fourth calendar quarter, primarily due to the increased demand for consumer software during the year-end holiday buying season.  Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

The following table is a comparative breakdown of our quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

		Restated(1)
	Quarter ended
	March 31, 2003(2)	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001

Net revenues	$125,001	$378,685	$169,172	$191,258	$164,912	$371,341	$139,604	$110,577
Operating income (loss)	(14,444)	66,761	11,334	31,196	16,862	61,801	3,144	(1,235)
Net income (loss)	(7,957)	44,347	9,086	20,704	10,884	39,110	2,215	29
Basic earnings (loss) per share	(0.08)	0.44	0.09	0.23	0.13	0.50	0.03	0.00
Diluted earnings (loss) per share	(0.08)	0.42	0.08	0.21	0.12	0.44	0.03	0.00

(1)                                  Consolidated financial information has been restated for the effect of our three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record as of May 16, 2003, payable June 6, 2003.

(2)                                  See Note 1, “Summary of Significant Accounting Policies – Software Development Costs and Intellectual Property Licenses” of the Notes to the Consolidated Financial Statements included in Item 8.

Liquidity and Capital Resources

As of March 31, 2003, our primary source of liquidity is comprised of $285.6 million of cash and cash equivalents and $121.4 million of short-term investments.  We believe that we have sufficient working capital ($422.5 million at March 31, 2003), as well as proceeds available from our international credit facilities (described below), to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

We actively manage our capital structure and balance sheet as a component of our overall business strategy.  When we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Cash Flows

Our cash and cash equivalents were $285.6 million at March 31, 2003 compared to $279.0 million at March 31, 2002.  Activity in cash and cash equivalents for the year ended March 31, 2003, included $91.0 million and $64.1 million provided by operating and financing activities, respectively, offset by $155.1 million utilized in investing activities.  The principal components comprising cash flows from operating activities included favorable operating results, tax benefits from stock option and warrant exercises and decreases in accounts receivable, partially offset by the timing of payments on accounts payable and our continued investment in software development and intellectual property licenses.  We spent approximately $151.6 million and $77.0 million in the year ended March 31, 2003 and 2002, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.

The cash used in investing activities primarily was the result of the investment of excess cash balances into short-term investment vehicles.  The goal of our short-term investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs and providing for prudent investment diversification.  Cash used in investing activities was also the result of business combinations and equipment purchases.  On May 20, 2002, we acquired all of the outstanding ownership interests of Z-Axis, Ltd. (“Z-Axis”), a privately held interactive software development company, in exchange for $12.5 million in cash and 373,785 shares of our common stock valued at approximately $8.2 million. Then, on October 4, 2002, we acquired all of the outstanding ownership interests of Luxoflux Inc. (“Luxoflux”), a privately held interactive software development company, in exchange for $9.0 million in cash.  We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us and as to our ability to make such acquisitions.

The cash provided by financing activities primarily is the result of proceeds from the June 7, 2002 issuance of 11,250,000 shares of our common stock for proceeds of approximately $247.3 million, net of offering costs, partially offset by cash used to purchase treasury stock and enter into structured stock repurchase transactions.   During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured option transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.  As of March 31, 2003, we had repurchased approximately 10.8 million shares of our common stock at an average cost of $9.39 per share for which $93.8 million was settled in cash as of March 31, 2003 and $7.6 million was settled in cash in April 2003.  Additionally, under the Board approved buyback program, we entered into a series of structured stock repurchase transactions in the aggregate amount of $110.0 million. These transactions may be settled in cash or stock depending on the market price of our common stock on the date of the settlement. Upon settlement, we will either have our capital investment returned with a premium or receive up to approximately 12.8 million shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.

Credit Facilities

We currently have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  As of March 31, 2003, the UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.6 million ($13.5 million), including issuing letters of credit, on a revolving basis. Furthermore, as of March 31, 2003, under the UK Facility, Centresoft provided a EUR 1.0 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary.  The UK Facility bears interest at LIBOR plus 1.5%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2003.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of March 31, 2003, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of March 31, 2003.  The German Facility provided for revolving loans up to EUR 0.8 million ($0.8 million) as of March 31, 2003, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by the subsidiary’s accounts receivable, inventory and certain property and equipment and expires June 2003.  No borrowings were outstanding against the German Facility as of March 31, 2003.

Commitments

In connection with our purchases of Nintendo GameCube and Game Boy software for distribution in North America and Europe, Nintendo requires us to provide either standby letters of credit or cash prepayment prior to accepting purchase orders.  As of March 31, 2003, there were no drawdowns on standby letters of credit.

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2003 is approximately $138.1 million and is scheduled to be paid as follows (amounts in thousands):

Year ended March 31,
2004	$89,175
2005	28,066
2006	12,300
2007	6,075
2008 and thereafter	2,501
Total	$138,117

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002.  We adopted SFAS 148 in the fourth quarter of fiscal 2003.  As we elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 did not have an impact upon our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  The guidance is to be applied prospectively.  We are currently assessing the impact of SFAS No. 149 on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  We are currently assessing the impact of SFAS No. 150 on our financial position and results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.  Our market risk sensitive instruments are classified as “other than trading.”  Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in interest rates, foreign currency exchange rates and market prices and the timing of transactions.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of March 31, 2003, our cash equivalents and short-term investments included debt securities of $284.1 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of March 31, 2003 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents
Fixed rate	1.35%	$162,699	$162,699
Variable rate	1.21	35,507	35,507

Short-term investments
Fixed rate	2.21%	$121,266	$121,400

Our short-term investments generally mature between three months and two years.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of March 31, 2003, we had no outstanding hedging contracts.

Market Price Risk

With regard to the structured stock repurchase transactions described in Note 15 in the Notes to the Consolidated Financial Statements included in Item 8, it is possible that at settlement we could take delivery of shares at an effective repurchase price higher than the then market price.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules of the Registrant are omitted because of the absence of conditions under which they are required or because the required information is included elsewhere in the financial statements or in the notes thereto.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, entitled “Election of Directors” and “Executive Officers and Key Employees” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, entitled “Executive Compensation” and “Indebtedness of Management” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, entitled “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, entitled “Certain Relationships and Related Transactions” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. CONTROLS AND PROCEDURES

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

PART IV

Item 16.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements See Item 8. - Consolidated Financial Statements and Supplementary Data Index for Financial Statements and Schedule on page 39 herein.

	2.

Financial Statement Schedule The following financial statement schedule of Activision, Inc. for the years ended March 31, 2003, 2002 and 2001 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Activision, Inc.:

Schedule II – Valuation and Qualifying Accounts and Reserves

		Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.

	3.	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Exhibit

1.1	Underwriting agreement between Activision and Goldman Sachs & Co. dated June 4, 2002 (incorporated by reference to Exhibit 1.1 of Activision’s Form 8-K, filed June 6, 2002).

2.1

Agreement and Plan of Merger dated as of June 9, 2000 among Activision, Inc., Activision Holdings, Inc. and ATVI Merger Sub, Inc. (incorporated by reference to Exhibit 2.4 of Activision’s Form 8-K, filed June 16, 2000).

3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of Activision’s Form 8-K, filed June 16, 2000).

3.2	Amended and Restated Bylaws of Activision Holdings (incorporated by reference to Exhibit 2.6 of Activision’s Form 8-K, filed June 16, 2000).

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Activision Holdings dated as of June 9, 2000 (incorporated by reference to Exhibit 2.7 of Activision’s Form 8-K, filed June 16, 2000).

3.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision, Inc. dated as of August 23, 2001 (incorporated by reference to Exhibit 3.3 of Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-66280, filed August 31, 2001).

3.5

Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc. dated as of December 27, 2001 (incorporated by reference to Exhibit 3.4 of Activision’s Form 10-Q for the quarter ended December 31, 2001).

4.1

Rights Agreement dated as of April 18, 2000, between Activision and Continental Stock Transfer & Trust Company, which includes as exhibits the form of Right Certificates as Exhibit A, the Summary of Rights to Purchase Series A Junior Preferred Stock as Exhibit B and the form of Certificate of Designation of Series A Junior Preferred Stock of Activision as Exhibit C, (incorporated by reference to Activision’s Registration Statement on Form 8-A, Registration No. 001-15839, filed April 19, 2000).

10.1	Activision, Inc. 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-K for the year ended March 31, 2002).

10.2	Activision, Inc. 1991 Director Warrant Plan, as amended (incorporated by reference to Exhibit 28.2 to Activision’s Registration Statement on Form S-8, Registration No. 33-63638, filed June 1, 1993).

10.3	Activision, Inc. Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-36272 filed May 4, 2000).

10.4	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended December 31, 2001).

10.5	Amendment dated March 19, 2003 to employment agreement dated January 1, 2001 between Activision and Lawrence Goldberg.

10.6	Amendment dated March 19, 2003 to employment agreement dated April 1, 2001 between Activision and Kathy Vrabeck.

10.7

Amendment I dated July 22, 2002 to employment agreement dated May 22, 2000, between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2002).

10.8

Amended and restated employment agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2000).

10.9	Employment agreement dated November 20, 2002 between Activision and George Rose (incorporated by reference to

Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.10	Employment agreement dated January 1, 2001 between Activision and Lawrence Goldberg (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed July 11, 2001).

10.11	Employment agreement dated April 1, 2002 between Activision and William J. Chardavoyne (incorporated by reference to Exhibit 10.12 of Activision’s Form 10-K for the year ended March 31, 2002).

10.12	Stock option agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.13

Service Agreement dated March 1, 2002 between Combined Distribution (Holdings) Limited and Richard Andrew Steele (incorporated by reference to Exhibit 10.14 of Activision’s Form 10-K for the year ended March 31, 2002).

10.14

Amended and restated employment agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.15	Employment agreement dated April 1, 2002 between Activision and Michael Rowe (incorporated by reference to Exhibit 10.15 of Activision’s Form 10-K for the year ended March 31, 2002).

10.16	Employment agreement dated April 1, 2001 between Activision and Kathy Vrabeck (incorporated by reference to Exhibit 10.2 of Activision’s Form 8-K, filed July 11, 2001).

10.17	Employment Agreement dated July 22, 2002 between Ronald Doornink and Activision (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.18	Stock option agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.19

Amended and Restated Credit Agreement dated as of May 7, 2001, among Activision Publishing, Inc., a Delaware corporation, Activision, Inc., a Delaware corporation, Activision Value Publishing, Inc., a Minnesota corporation (formerly Head Games Publishing, Inc.) and Expert Software, Inc., a Delaware corporation, various financial institutions and PNC Bank, National Association, a national banking association, as issuing bank, administrative agent and collateral agent for such lenders (“the Loan Agreement”) (incorporated by reference to Exhibit 10.29 of Activision’s Form 10-K for the year ending March 31, 2001).

10.20

Amendment Agreement dated as of June 21, 2002 amending the Loan Agreement set forth in Exhibit 10.20 above (incorporated by reference to Exhibit 10.21 of Activision’s Form 10-K for the year ended March 31, 2002).

10.21

Amendment I dated July 22, 2002 to employment agreement dated May 22, 2000, between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended September 30, 2002).

10.22	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.23	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.24	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.25	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Appendix I of Activision’s 2002 Definitive Proxy Statement on Schedule 14A, filed June 29, 2002).

10.26	Activision, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Appendix II of Activision’s 2002 Definitive Proxy Statement on Schedule 14A, filed June 29, 2002).

10.27	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.28	Activision, Inc. 2002 Employee Stock Purchase Plan for International Employees (incorporated by reference to Exhibit 5.1 of Activision’s Registration Statement on Form S-8, filed February 19, 2003).

21.1	Principal subsidiaries of Activision.

23.1	Consent of Independent Accountants.

99.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Ronald Doornink pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of William J. Chardavoyne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

We filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2003

ACTIVISION, INC.

By:	/s/ Ronald Doornink
(Ronald Doornink)
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	Robert A. Kotick	Chairman, Chief Executive Officer,	June 19, 2003
		(Robert A. Kotick)	Activision, Inc., and Director

By:	/s/	Brian G. Kelly	Co-Chairman and Director	June 19, 2003
(Brian G. Kelly)

By:	/s/	Ronald Doornink	President, Activision, Inc.;	June 19, 2003
		(Ronald Doornink)	Chief Executive Officer, Activision Publishing, Inc. (Principal Executive Officer) and Director

By:	/s/	William J. Chardavoyne	Executive Vice President	June 19, 2003
		(William J. Chardavoyne)	and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/	Kenneth L. Henderson	Director	June 19, 2003
(Kenneth L. Henderson)

By:	/s/	Barbara S. Isgur	Director	June 19, 2003
(Barbara S. Isgur)

By:	/s/	Steven T. Mayer	Director	June 19, 2003
(Steven T. Mayer)

By:	/s/	Robert J. Morgado	Director	June 19, 2003
(Robert J. Morgado)

CERTIFICATIONS

CERTIFICATION

I, Robert A. Kotick, Chief Executive Officer of Activision, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Activision, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                              June 19, 2003

/s/ Robert A. Kotick
Robert A. Kotick
Chief Executive Officer

CERTIFICATION

I, Ronald Doornink, President of Activision Inc., and Chief Executive Officer of Activision Publishing, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Activision, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and  have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                              June 19, 2003

/s/ Ronald Doornink
Ronald Doornink
President, Activision, Inc. and Chief Executive Officer, Activision Publishing, Inc.

CERTIFICATION

I, William J. Chardavoyne, Executive Vice President and Chief Financial Officer of Activision, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Activision, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                              June 19, 2003

/s/ William J. Chardavoyne
William J. Chardavoyne
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Activision, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Activision, Inc. and its subsidiaries at March 31, 2003 and  2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California
June 6, 2003

Part I.  Financial Information.
Item I.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	March 31, 2002

Assets

Current assets:
Cash and cash equivalents	$285,554	$279,007
Short-term investments	121,400	—
Accounts receivable, net of allowances of $57,356 and $42,019 at March 31, 2003 and 2002, respectively	15,822	76,733
Inventories	19,577	20,736
Software development	26,791	36,263
Intellectual property licenses	8,906	6,326
Deferred income taxes	38,290	22,608
Other current assets	10,565	15,200

Total current assets	526,905	456,873

Software development	35,281	3,254
Intellectual property licenses	36,943	10,899
Property and equipment, net	22,265	17,832
Deferred income taxes	10,322	28,795
Other assets	5,081	3,242
Goodwill	68,019	35,992

Total assets	$704,816	$556,887

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$147	$168
Accounts payable	45,602	64,410
Accrued expenses	58,656	59,096

Total current liabilities	104,405	123,674

Long-term debt, less current portion	2,671	3,122

Total liabilities	107,076	126,796

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at March 31, 2003 and 2002	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at March 31, 2003 and 2002	—	—
Common stock, $.000001 par value, 125,000,000 shares authorized,107,372,727 and 91,551,395 shares issued and 90,084,245 and 85,058,256 shares outstanding at March 31, 2003 and 2002, respectively	—	—
Additional paid-in capital	592,295	397,528
Retained earnings	130,564	64,384
Less: Treasury stock, at cost, 17,288,482 and 6,493,139 shares as of March 31, 2003 and 2002, respectively	(121,685)	(20,323)
Accumulated other comprehensive loss	(3,434)	(11,498)

Total shareholders’ equity	597,740	430,091

Total liabilities and shareholders’ equity	$704,816	$556,887

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended March 31,
	2003	2002	2001

Net revenues	$864,116	$786,434	$620,183

Costs and expenses:
Cost of sales – product costs	440,977	435,725	324,907
Cost of sales – software royalties and amortization	79,194	58,892	49,864
Cost of sales – intellectual property licenses	45,002	40,114	39,838
Product development	56,971	40,960	41,396
Sales and marketing	100,646	86,161	85,378
General and administrative	46,479	44,008	38,993

Total costs and expenses	769,269	705,860	580,376

Income from operations	94,847	80,574	39,807

Investment income, net	8,560	2,546	(7,263)

Income before income tax provision	103,407	83,120	32,544

Income tax provision	37,227	30,882	12,037

Net income	$66,180	$52,238	$20,507

Basic earnings per share	$0.69	$0.69	$0.37

Weighted average common shares outstanding	96,239	75,977	55,947

Diluted earnings per share	$0.64	$0.59	$0.33

Weighted average common shares outstanding – assuming dilution	103,655	89,183	61,650

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended March 31, 2003, 2002 and 2001

(In thousands)			Additional Paid-In Capital	Retained Earnings (Deficit)			Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount

Balance, March 31, 2000	59,598	$—	$151,714	$(8,361)	(1,125)	$(5,278)	$(6,066)	$132,009
Components of comprehensive income:
Net income for the year	—	—	—	20,507	—	—	—	20,507
Foreign currency translation adjustment	—	—	—	—	—	—	(5,311)	(5,311)
Total comprehensive income								15,196
Issuance of common stock pursuant to warrants and common stock warrants	225	—	1,050	—	—	—	—	1,050
Issuance of common stock and common stock options to employees	8,052	—	32,538	—	—	—	—	32,538
Tax benefit attributable to employee stock options and common stock warrants	—	—	11,832	—	—	—	—	11,832
Tax benefit derived from net operating loss carryforward utilization	—	—	3,652	—	—	—	—	3,652
Purchase of treasury shares	—	—	—	—	(5,364)	(14,971)	—	(14,971)

Balance, March 31, 2001	67,875	—	200,786	12,146	(6,489)	(20,249)	(11,377)	181,306
Components of comprehensive income:
Net income for the year	—	—	—	52,238	—	—	—	52,238
Foreign currency translation adjustment	—	—	—	—	—	—	(121)	(121)
Total comprehensive income								52,117
Issuance of common stock pursuant to warrants and common stock warrants	1,555	—	1,044	—	—	—	—	1,044
Issuance of common stock and common stock options to employees	13,160	—	63,053	—	—	—	—	63,053
Tax benefit attributable to employee stock options and common stock warrants	—	—	48,513	—	—	—	—	48,513
Issuance of common stock pursuant to conversion of convertible subordinated notes	7,144	—	58,651	—	—	—	—	58,651
Issuance of common stock to effect business combinations	1,817	—	25,481	—	—	—	—	25,481
Purchase of treasury shares	—	—	—	—	(4)	(74)	—	(74)

Balance, March 31, 2002	91,551	—	397,528	64,384	(6,493)	(20,323)	(11,498)	430,091
Components of comprehensive income:
Net income for the year	—	—	—	66,180	—	—	—	66,180
Unrealized appreciation on short-term investments	—	—	—	—	—	—	134	134
Foreign currency translation adjustment	—	—	—	—	—	—	7,930	7,930
Total comprehensive income								74,244
Issuance of common stock pursuant to underwritten public offering	11,250	—	247,291	—	—	—	—	247,291
Issuance of common stock to employees	3,999	—	20,547	—	—	—	—	20,547
Issuance of common stock pursuant to warrants and common stock warrants	46	—	2,184	—	—	—	—	2,184
Tax benefit attributable to employee stock options and common stock warrants	—	—	23,884	—	—	—	—	23,884
Structured stock repurchase transactions	—	—	(110,000)	—	—	—	—	(110,000)
Issuance of common stock to effect business combinations	527	—	10,861	—	—	—	—	10,861
Purchase of treasury shares	—	—	—	—	(10,795)	(101,362)	—	(101,362)
Balance, March 31, 2003	107,373	$—	$592,295	$130,564	(17,288)	$(121,685)	$(3,434)	$597,740

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended March 31,
	2003	2002	2001
Cash flows from operating activities:

Net income	$66,180	$52,238	$20,507
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,355	(23,352)	(6,597)
Depreciation and amortization	11,880	7,350	7,674
Amortization of capitalized software development costs and intellectual property licenses	100,415	62,456	68,925
Tax benefit of stock options and warrants exercised	23,884	48,513	11,832
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	61,922	(2,010)	30,027
Inventories	1,159	23,152	(5,283)
Software development and intellectual property licenses	(151,594)	(76,993)	(65,964)
Other assets	1,836	(1,753)	6,062
Accounts payable	(19,072)	3,357	21,361
Accrued expenses and other liabilities	(8,990)	18,834	(6,979)
Net cash provided by operating activities	90,975	111,792	81,565

Cash flows from investing activities:

Cash used in business acquisitions (net of cash acquired)	(21,199)	—	—
Capital expenditures	(11,877)	(9,150)	(9,780)
Purchase of short-term investments	(408,175)	—	—
Proceeds from sales and maturities of short-term investments	287,145	—	—
Minority capital investment	(1,500)	—	—
Other	505	449	1,149
Net cash used in investing activities	(155,101)	(8,701)	(8,631)

Cash flows from financing activities:

Proceeds from issuance of common stock to employees	20,547	59,836	32,538
Proceeds from issuance of common stock pursuant to warrants	—	1,044	1,050
Borrowing under line-of-credit agreements	—	—	577,590
Payment under line-of-credit agreements	—	—	(581,618)
Payment on term loan	—	(8,550)	(11,450)
Notes payable, net	(720)	(1,792)	(592)
Redemption of convertible subordinated notes	—	(62)	—
Proceeds from issuance of common stock pursuant to underwritten public offering, net of offering costs	248,072	—	—
Purchase of structured stock repurchase agreements	(110,000)	—	—
Purchase of treasury stock	(93,809)	(74)	(14,971)
Net cash provided by financing activities	64,090	50,402	2,547
Effect of exchange rate changes on cash	6,583	(36)	84
Net increase in cash and cash equivalents	6,547	153,457	75,565
Cash and cash equivalents at beginning of period	279,007	125,550	49,985
Cash and cash equivalents at end of period	$285,554	$279,007	$125,550

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                          Summary of Significant Accounting Policies

Business

Activision, Inc. (“Activision” or “we”) is a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed and acquired a group of highly recognizable brands which we market to a growing variety of consumer demographics.

Our products cover game categories such as action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy game categories.  We currently offer our products in versions that operate on the Sony PlayStation 2 (“PS2”), Sony PlayStation (“PS1”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”) hand-held device and the personal computer (“PC”).  Our target audiences range from game enthusiasts and children to mass-market consumers and “value” buyers.

Our publishing business involves the development, marketing and sale of products, either directly, by license or through our affiliate label program with third-party publishers.  Our distribution business consists of operations in Europe that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

We maintain operations in the U.S., Canada, the United Kingdom, France, Germany, Japan, Australia, Sweden and the Netherlands.  In fiscal year 2003, international operations contributed approximately 50% of net revenues.

Principles of Consolidation

The consolidated financial statements include the accounts of Activision, Inc., a Delaware corporation, and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents include cash, money markets and short-term investments with original maturities of not more than 90 days.

Short-term investments generally mature between three months and two years.  Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such securities represent the investment of cash that is available for current operations.  All of our short-term investments are classified as available-for-sale and are carried at fair market value with unrealized appreciation (depreciation) reported as a component of accumulated other comprehensive loss in shareholders’ equity.  The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment income, net.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable.  We place our temporary cash investments with financial institutions.  At various times during the fiscal years ended March 31, 2003 and 2002, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at these financial institutions.

Our customer base includes retail outlets and distributors, including mass-market retailers, consumer electronics stores, discount warehouses and office super-stores in the United States and countries worldwide.  We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.  We generally do not require collateral or other security from our customers.  As of and for the year ended March 31, 2003, 2002 and 2001, we had one customer that accounted for 16%, 14% and 10%, respectively, of

consolidated net revenues and 46%, 22% and 9%, respectively, of consolidated accounts receivable, net.    This customer was the same customer in all periods and was a customer of both our publishing and distribution businesses in fiscal 2003 and 2002 and a customer of solely our publishing business in fiscal 2001.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.  Short-term investments are carried at fair value with fair values being estimated based on quoted market prices.

We account for derivative instruments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133.” SFAS No. 133 and 138 require that all derivatives, including foreign exchange contracts, be recognized in the balance sheet at their fair value.

We utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments are recorded in earnings. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period.  As of March 31, 2003 and 2002, we had no outstanding foreign exchange forward contracts.

Equity Investments

From time to time, we may make a capital investment and hold a minority interest in a third-party developer in connection with entertainment software products to be developed by such developer for us.  We account for those capital investments in which we have a 20% or greater ownership interest or over which we have the ability to exercise significant influence using the equity method.  For those investments in which we hold less than a 20% ownership interest or over which we do not have the ability to exercise significant influence, we account for our investment using the cost method.

Software Development Costs and Intellectual Property Licenses

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of cost of sales – software royalties and amortization, capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  The following criteria are used to evaluate expected product performance:  historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon product release, capitalized software development costs are amortized to cost of sales – software royalties and amortization based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of six months or less.   For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of our products.  Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product.

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis.  The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of cost of sales – intellectual property licenses, capitalized intellectual property costs when we believe such amounts are not recoverable.  Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense.   The following criteria are used to evaluate expected product performance:  historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to cost of sales – intellectual property licenses based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed trademark or copyright will be utilized.  As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.  For intellectual property included in products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

As of March 31, 2003, capitalized software development costs included $26.0 million of internally developed software costs and $36.1 million of payments made to third-party software developers.  As of March 31, 2002, capitalized software development costs included $16.0 million of internally developed software costs and $23.5 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $45.8 million and $17.2 million as of March 31, 2003 and 2002, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses, combined, was $100.4 million, $62.5 million and $68.9 million for the year ended March 31, 2003, 2002 and 2001, respectively.  For the year ended March 31, 2003, amortization and write-offs of capitalized software development costs and intellectual property licenses included approximately $15.0 million recorded in the fourth quarter as the result of the assessment of the recoverability of capitalized development costs relating to certain projects and certain of our investments in long-term licensing agreements.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives or the lease term:  buildings, 25 to 33 years; computer equipment, office furniture and other equipment, 2 to 5 years; leasehold improvements, through the life of the lease.  When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resultant gains or losses are recognized in current operations.

Goodwill

Effective April 1, 2001, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets.  Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and should not be amortized but rather tested at least annually for impairment.  An impairment loss should be recognized if the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value.  In accordance with SFAS No. 142, we have not amortized goodwill during the years ended March 31, 2003 and 2002.

Revenue Recognition

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  We may permit product returns from, or grant price protection to, our customers on unsold merchandise under certain conditions.  Price protection, when granted and applicable, allows customers a credit against amounts they owe us with respect to merchandise unsold by them.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

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

Sales incentives or other consideration given by us to our customers is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  In accordance with EITF Issue 01-9, sales incentives and other consideration that are considered adjustments of the selling price of our products, such as rebates and product placement fees, are reflected as reductions of revenue.  Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular ad, are reflected as sales and marketing expenses.

Shipping and Handling

Shipping and handling costs, which consist primarily of packaging and transportation charges incurred to move finished goods to customers, are included in cost of sales – product costs.

Advertising Expenses

We expense advertising as incurred, except for production costs associated with media advertising which are deferred and charged to expense the first time the related ad is run.  Advertising expenses for the year ended March 31, 2003, 2002 and 2001 were approximately $60.0 million, $50.3 million and $47.7 million, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

Investment Income, Net

Investment income, net is comprised of the following, (amounts in thousands):

	Year ended March 31,
	2003	2002	2001
Interest expense	$(933)	$(1,188)	$(9,399)
Interest income	9,259	3,734	2,136
Net realized gain on short-term investments	234	—	—
Investment income, net	$8,560	$2,546	$(7,263)

Income Taxes

We account for income taxes using SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are their local currencies.  All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates during the period. The resulting translation adjustments are reflected as a component of accumulated other comprehensive loss in shareholders’ equity.

Comprehensive Income

Comprehensive income includes net income, unrealized appreciation (depreciation) on short-term investments, foreign currency translation adjustments, and the effective portion of gains or losses on cash flow hedges that are presented as a component of accumulated other comprehensive loss in shareholders’ equity.

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

Earnings Per Common Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for all periods.  Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, increased by common stock equivalents.  Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options and warrants and, if applicable in the period, conversion of our convertible debt.  However, potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123 “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date.  Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price.  At March 31, 2003, we had several stock-based employee compensation plans, which are described more fully in Note 13. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income for any years presented, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year ended March 31,
	2003	2002	2001
Net income, as reported	$66,180	$52,238	$20,507
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,004)	(12,622)	(8,976)

Pro forma net income	$45,176	$39,616	$11,531

Earnings per share

Basic - as reported	$0.69	$0.69	$0.37
Basic - pro forma	$0.47	$0.52	$0.21

Diluted - as reported	$0.64	$0.59	$0.33
Diluted - pro forma	$0.44	$0.45	$0.19

The fair value of options granted in the years ended March 31, 2003, 2002 and 2001 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Option Plans and Other Employee Options			Purchase Plan			Director Warrant Plan
	2003	2002	2001	2003	2002	2001	2003	2002	2001

Expected life (in years)	3	2	2	0.5	0.5	0.5	3	2	2
Risk free interest rate	1.51%	3.24%	4.09%	1.13%	2.16%	4.09%	1.51%	3.24%	4.09%
Volatility	69%	70%	70%	69%	70%	70%	69%	70%	70%
Dividend yield	—	—	—	—	—	—	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of our options.  For options granted during fiscal 2003, the per share weighted average fair value of options with exercise prices equal to market value on date of grant was $6.56.   For options granted during fiscal 2002, the per share weighted average fair value of options with exercise prices equal to market value on date of grant was $4.57.  For options granted during fiscal 2001, the per share weighted average fair value of options with exercise prices equal to market value on date of grant and exercise prices greater than market value were $1.39 and $0.59, respectively.  The per share weighted average estimated fair value of Employee Stock Purchase Plan shares granted during the year ended March 31, 2003, 2002 and 2001 was $3.26, $2.94, and $1.55, respectively.

The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

Common stock warrants are granted to non-employees in connection with the development of software and acquisition of licensing rights for intellectual property.   In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection With Selling Goods or Services,” the fair value of common stock warrants granted is determined as of the measurement date and is capitalized, expensed and amortized consistent with our policies relating to software development and intellectual property license costs.

Related Parties

As of March 31, 2002, we had $3.1 million of loans due from employees.  The loans bore interest at 6.75% and were primarily due from Activision executives.  There were no such loans outstanding as of March 31, 2003.

In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years.   For the years ended March 31, 2003 and 2002, the fees we paid to the law firm account for less than 1% of the firm’s total revenues.  The rates charged to us were at arm’s length, and we believe that the fees are competitive with the fees charged by other law firms.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002.  We adopted SFAS 148 in the fourth quarter of fiscal 2003.  As we elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 did not have an impact upon our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  The guidance is to be applied prospectively.  We are currently assessing the impact of SFAS No. 149 on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  We are currently assessing the impact of SFAS No. 150 on our financial position and results of operations.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform with the current year’s presentation.  These reclassifications had no effect on net income, shareholders’ equity or net increase in cash and cash equivalents.

2.                          Stock Split

In April 2003, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split is payable on June 6, 2003 to shareholders of record as of May 16, 2003.  The par value of our common stock will be maintained at the pre-split amount of $.000001.   The consolidated financial statements and Notes thereto, including all share and per share data, have been restated as if the stock split had occurred as of the earliest period presented.

3.                          Acquisitions

During the three years ended March 31, 2003, we separately completed the acquisition of five privately held interactive software development companies.  We accounted for these acquisitions in accordance with SFAS No. 141, “Business Combinations.”   SFAS No. 141 was issued on July 20, 2001 and addresses financial accounting and reporting for business combinations, requiring that the purchase method be used to account and report for all business combinations.  These acquisitions have further enabled us to implement our multi-platform development strategy by bolstering our internal product development capabilities for console systems and personal computers and strengthening our position in the first-person action, action and action sports game categories.  A significant portion of the purchase price for all of these acquisitions was assigned to goodwill as the primary asset we acquired in each of the transactions was an assembled workforce with proven technical and design talent with a history of high quality product creation.  Pro forma consolidated statements of operations for these acquisitions are not shown, as they would not differ materially from reported results.

Fiscal 2003 Transactions

Acquisition of Luxoflux

Effective October 4, 2002, we acquired all of the outstanding ownership interests of Luxoflux, Inc., (“Luxoflux”), a privately held interactive software development company, in exchange for $9.0 million in cash.  Luxoflux is an experienced, multi-platform, console software developer.  The purchase price of the transaction, including acquisition costs, was approximately $9.2 million and has been allocated to assets acquired and liabilities assumed as follows (amounts in thousands):

Current assets	$537
Property and equipment	83
Other assets	15
Goodwill	9,098
Current liabilities	(508)

$9,225

Approximately 165,000 shares of our common stock may be issued to Luxoflux’s equity holders and employees over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria.  This contingent consideration will be recorded as an additional element of the purchase price for Luxoflux when those contingencies are resolved.

Acquisition of Z-Axis

Effective May 20, 2002, we acquired all of the outstanding ownership interests of Z-Axis, Ltd. (“Z-Axis”), a privately held interactive software development company, in exchange for $12.5 million in cash and 373,785 shares of our common stock valued at approximately $8.2 million.  Z-Axis is an experienced, multi-platform, console software developer. The purchase price of the transaction, including acquisition costs, was valued at approximately $20.9 million and has been allocated to assets acquired and liabilities assumed as follows (amounts in thousands):

Current assets	$1,645
Other intangibles	113
Property and equipment	172
Other assets	20
Goodwill	20,250
Current liabilities	(1,334)

$20,866

Approximately 139,500 additional shares of our common stock may be issued to Z-Axis’ equity holders over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria.  This contingent consideration will be recorded as an additional element of the purchase price for Z-Axis when those contingencies are resolved.

For both of the acquisitions, goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes. The results of operations of Luxoflux and Z-Axis are included in our consolidated statement of operations beginning October 4, 2002 and May 20, 2002, respectively.

Fiscal 2002 Transactions

Acquisition of Shaba

On March 27, 2002, we acquired all of the outstanding ownership interests of Shaba Games, Inc. (“Shaba”), a privately held interactive software development company, in exchange for 387,932 shares of our common stock. Shaba is an experienced, multi-platform console software developer with a focus on action and action sports video games.  The purchase price of the transaction, including acquisition costs, was valued at approximately $7.4 million with approximately $6.1 million of the purchase price being assigned to goodwill.  This goodwill has been included in the publishing segment of our business and is deductible for tax purposes.   The results of operations of Shaba are included in our consolidated statement of operations beginning March 27, 2002.

Approximately 103,500 additional shares of our common stock may be issued to Shaba’s equity holders and employees over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria.  This contingent consideration will be recorded as an additional element of the purchase price for Shaba when those contingencies are resolved.

Acquisition of Gray Matter

On December 30, 1999, we acquired a 40% interest in the outstanding capital stock of Gray Matter Interactive Studios, Inc., formerly known as Video Games West (“Gray Matter”), a privately held software development company, as well as an option to purchase the remaining 60% of outstanding capital stock.   Gray Matter was the developer for our first person action PC product, Return to Castle Wolfenstein. Effective January 9, 2002, we exercised our option to acquire the remaining 60% of outstanding capital stock of Gray Matter in exchange for 200,535 shares of our common stock.  The purchase price of the transaction, including acquisition costs, was valued at approximately $3.6 million with $3.3 million of the purchase price being assigned to goodwill.  This goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes.  The results of operations of Gray Matter are included in our consolidated statement of operations beginning January 9, 2002.

Acquisition of Treyarch

Effective October 1, 2001, we acquired all of the outstanding ownership interests of Treyarch Invention, LLC (“Treyarch”), a privately held interactive software development company, in exchange for 1,228,442 shares of our common stock. Treyarch is an experienced, multi-platform console software developer with a focus on action and action sports video games.  As part of the original acquisition agreement, approximately 360,000 additional shares of our common stock could also be issued to Treyarch’s equity holders and employees over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria.  This contingent consideration would be recorded as an additional element of the purchase price for Treyarch when those contingencies are resolved.  In July 2002 in connection with the satisfaction of certain of those product performance requirements, we issued to Treyarch equity holders and employees, 152,453 of our common shares with an assigned value of $2.7 million.  The purchase price of the transaction, including the issuance of additional shares in July 2002, forgiveness of a note receivable and acquisition costs, was valued at approximately $18.2 million with approximately $17.2 million of the purchase price being assigned to goodwill.  This goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes.   The results of operations of Treyarch are included in our consolidated statement of operations beginning October 1, 2001.

4.                          Cash, Cash Equivalents, and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments as of  March 31, 2003 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Cash and time deposits	$87,348	$—	$—	$87,348
Money market funds	35,507	—	—	35,507
Auction rate notes	162,699	—	—	162,699

Cash and cash equivalents	285,554	—	—	285,554

Short-term investments
Corporate bonds	16,712	34	—	16,746
Taxable senior debt	2,253	—	—	2,253
U.S. agency issues	52,055	65	(12)	52,108
Asset-backed bonds	39,224	122	(75)	39,271
Municipal bonds	11,022	—	—	11,022

Short-term investments	121,266	221	(87)	121,400

Cash, cash equivalents and short-term investments	$406,820	$221	$(87)	$406,954

As of March 31, 2002, we held no short-term investments.  Our cash and cash equivalents were comprised of the following as of March 31, 2002 (amounts in thousands):

Cash	$61,310
Money market funds	217,697
$279,007

The following table summarizes the maturities of our investments in debt securities as of March 31, 2003 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$207,704	$207,762
Due after one year through two years	37,037	37,066
	244,741	244,828
Asset-backed securities	39,224	39,271

Total	$283,965	$284,099

For the year ended March 31, 2003, net realized gains on short-term investments consisted of $350,000 of gross realized gains and $116,000 of gross realized losses.

5.                          Inventories

Our inventories consist of the following (amounts in thousands):

	March 31,
	2003	2002

Purchased parts and components	$1,129	$892
Finished goods	18,448	19,844

	$19,577	$20,736

6.                          Property and Equipment, Net

Property and equipment, net was comprised of the following (amounts in thousands):

	March 31,
	2003	2002

Land	$270	$214
Buildings	5,200	4,236
Computer equipment	31,483	27,618
Office furniture and other equipment	9,724	6,884
Leasehold improvements	4,893	3,740

Total cost of property and equipment	51,570	42,692

Less accumulated depreciation	(29,305)	(24,860)

Property and equipment, net	$22,265	$17,832

Depreciation expense for the year ended March 31, 2003, 2002 and 2001 was $8.1 million, $6.2 million and $4.8 million, respectively.

7.                          Goodwill and Other Intangible Assets

Goodwill

We adopted SFAS No. 142 effective April 1, 2001.  The following table reconciles net income and earnings per share as reported for the years ended March 31, 2003, 2002 and 2001 to net income and earnings per share as adjusted to exclude goodwill amortization (amounts in thousands, except per share data).

	Year ended March 31,
	2003	2002	2001

Reported net income	$66,180	$52,238	$20,507
Add back: Goodwill amortization	—	—	1,502
Adjusted net income	$66,180	$52,238	$22,009

Basic earnings per share:
Reported net income	$0.69	$0.69	$0.37
Goodwill amortization	—	—	0.02
Adjusted net income	$0.69	$0.69	$0.39

Diluted earnings per share:
Reported net income	$0.64	$0.59	$0.33
Goodwill amortization	—	—	0.03
Adjusted net income	$0.64	$0.59	$0.36

Goodwill amortization for the year ended March 31, 2001 is included in the general and administrative expense line item in the consolidated statement of operations.

The changes in the carrying amount of goodwill were as follows (amounts in thousands):

	Publishing	Distribution	Total
Balance as of March 31, 2001	$5,941	$4,375	$10,316
Goodwill acquired during the year	25,685	—	25,685
Effect of foreign currency exchange rates	—	(9)	(9)

Balance as of March 31, 2002	31,626	4,366	35,992

Goodwill acquired during the year	29,348	—	29,348
Issuance of contingent consideration	2,668	—	2,668
Adjustment-prior period purchase allocation	(448)	—	(448)
Effect of foreign currency exchange rates	—	459	459

Balance as of March 31, 2003	$63,194	$4,825	$68,019

Acquired Intangible Assets

Acquired intangible assets are as follows (amounts in thousands):

	March 31, 2003		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets

Acquired software development and royalty agreements	$113	$(113)	$84	$—

Acquired intangible assets are included in the consolidated balance sheets in other current assets.  For the year ended March 31, 2003, aggregate amortization expense related to acquired intangible assets was $113,400.  There was no such amortization for the year ended  March 31, 2002.

8.                          Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	March 31,
	2003	2002

Accrued royalties payable	$6,430	$13,824
Accrual for settlement of treasury stock purchases	7,553	—
Accrued selling and marketing costs	8,737	9,169
Income tax payable	6,940	3,055
Accrued bonus and vacation pay	12,287	13,863
Other	16,709	19,185

Total	$58,656	$59,096

9.                          Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with third-party publishers.  In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and office super-stores.  We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries located in the United Kingdom, the Netherlands and Germany.

Distribution refers to our operations in the United Kingdom, the Netherlands and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

Resources are allocated to each of these segments using information on their respective net revenues and operating profits before interest and taxes.

The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies.  Transactions between segments are eliminated in consolidation.

Information on the reportable segments for the three years ended March 31, 2003 is as follows (amounts in thousands):

	Year ended March 31, 2003
	Publishing	Distribution	Total

Total segment revenues	$615,975	$248,141	$864,116
Revenue from sales between segments	(57,462)	57,462	—

Revenues from external customers	$558,513	$305,603	$864,116

Operating income	$79,139	$15,708	$94,847

Total assets	$619,132	$85,684	$704,816

	Year ended March 31, 2002
	Publishing	Distribution	Total

Total segment revenues	$549,508	$236,926	$786,434
Revenue from sales between segments	(50,632)	50,632	—

Revenues from external customers	$498,876	$287,558	$786,434

Operating income	$68,675	$11,899	$80,574

Total assets	$455,432	$101,455	$556,887

	Year ended March 31, 2001
	Publishing	Distribution	Total

Total segment revenues	$466,062	$154,121	$620,183
Revenue from sales between segments	(39,331)	39,331	—

Revenues from external customers	$426,731	$193,452	$620,183

Operating income	$35,687	$4,120	$39,807

Total assets	$271,488	$88,469	$359,957

Geographic information for the three years ended March 31, 2003 is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Year ended March 31,
	2003	2002	2001

United States	$432,261	$404,905	$352,893
Europe	413,125	368,799	256,228
Other	18,730	12,730	11,062

Total	$864,116	$786,434	$620,183

Revenues by platform were as follows (amounts in thousands):

	Year ended March 31,
	2003	2002	2001

Console	$674,621	$480,695	$386,097
Hand-held	64,069	159,042	80,796
PC	125,426	146,697	153,290

Total	$864,116	$786,434	$620,183

A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year.  In fiscal 2003, 38% of our consolidated net revenues (52% of worldwide publishing net revenues) was derived from two brands, one of which accounted for 20% and the other of which accounted for 18% of consolidated net revenues (27% and 25%, respectively, of worldwide publishing net revenues).  In fiscal 2002, two brands accounted for 35% of our consolidated net revenues (50% of worldwide publishing net revenues), one of which accounted for 31% and the other of which accounted for 4% of consolidated net revenues (44% and 6%, respectively, of worldwide publishing net revenues).  In fiscal 2001, two brands accounted for 37% of our consolidated net revenues (49% of worldwide publishing net revenues), one of which accounted for 29% and the other of which accounted for 8% of consolidated net revenues (39% and 10%, respectively, of worldwide publishing net revenues).

10.                   Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Year ended March 31,
	2003	2002	2001
Numerator
Numerator for basic and diluted earnings per share - income available to common shareholders	$66,180	$52,238	$20,507

Denominator
Denominator for basic earnings per share - weighted average common shares outstanding	96,239	75,977	55,947

Effect of dilutive securities:
Employee stock options and stock purchase plan	6,852	12,432	5,296
Warrants to purchase common stock	564	774	407

Potential dilutive common shares	7,416	13,206	5,703

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	103,655	89,183	61,650

Basic earnings per share	$0.69	$0.69	$0.37

Diluted earnings per share	$0.64	$0.59	$0.33

Outstanding stock options of approximately 5,199,000, 158,000 and 5,262,000 for the year ended March 31, 2003, 2002 and 2001, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.  Convertible subordinated notes were also not included in the calculations of diluted earnings per share, for the years applicable, because their effect would be antidilutive.

11.                   Income Taxes

Domestic and foreign income before income taxes and details of the income tax provision are as follows (amounts in thousands):

	Year ended March 31,
	2003	2002	2001

Income before income taxes:
Domestic	$78,761	$67,553	$24,276
Foreign	24,646	15,567	8,268

	$103,407	$83,120	$32,544

Income tax expense (benefit):
Current
Federal	$1,703	$648	$394
State	413	20	112
Foreign	7,872	5,053	4,351

Total current	9,988	5,721	4,857

Deferred:
Federal	1,794	(18,751)	(5,610)
State	3,065	(4,555)	(1,761)
Foreign	(1,504)	(46)	(479)

Total deferred	3,355	(23,352)	(7,850)

Add back benefit credited to additional paid-in capital:
Tax benefit related to stock option and warrant exercises	23,884	48,513	11,378
Tax benefit related to utilization of pre-bankruptcy net operating loss carryforwards	—	—	3,652

	23,884	48,513	15,030

Income tax provision	$37,227	$30,882	$12,037

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

	Year ended March 31,
	2003	2002	2001

Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.4	3.5	3.3
Nondeductible amortization	—	—	1.3
Research and development credits	(6.0)	(1.8)	(5.7)
Incremental (decremental) effect of foreign tax rates	(0.2)	(1.4)	1.4
Increase of valuation allowance	2.1	2.4	4.0
Rate changes	0.8	—	(1.5)
Other	1.9	(0.5)	(0.8)

	36.0%	37.2%	37.0%

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes.  The components of the net deferred tax asset and liability are as follows (amounts in thousands):

	March 31,
	2003	2002

Deferred asset:
Allowance for doubtful accounts	$1,538	$542
Allowance for sales returns	10,511	10,670
Inventory reserve	775	971
Vacation and bonus reserve	2,409	2,316
Amortization and depreciation	4,794	4,731
Tax credit carryforwards	25,741	17,193
Net operating loss carryforwards	47,399	55,127
Other	3,946	2,323

Deferred asset	97,113	93,873
Valuation allowance	(27,606)	(30,479)

Net deferred asset	69,507	63,394

Deferred liability:
Capitalized research expenses	18,775	9,105
State taxes	2,120	2,886

Deferred liability	20,895	11,991

Net deferred asset	$48,612	$51,403

In accordance with Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” issued by the AICPA, benefits from loss carryforwards arising prior to our reorganization are recorded as additional paid-in capital.  During the year ended March 31, 2001, $3.7 million was recorded as additional paid-in capital.

The tax benefits associated with certain net operating loss carryovers relate to employee stock options.  A valuation allowance of $12.7 million relates to these items and will be credited to additional paid-in capital when realized.  Additionally, $3.8 million of related valuation allowance was released and credited to additional paid-in capital during the year ended March 31, 2003.

As of March 31, 2003, our available federal net operating loss carryforward of $117.2 million is subject to certain limitations as defined under Section 382 of the Internal Revenue Code.  The net operating loss carryforwards expire between 2007 and 2023.  We have various state net operating loss carryforwards which are not subject to limitations under Section 382 of the Internal Revenue Code.  We have tax credit carryforwards of $15.9 million and $9.9 million for federal and state purposes, respectively, which begin to expire in 2006.

At March 31, 2003, our deferred income tax asset for tax credit carryforwards and net operating loss carryforwards was reduced by a valuation allowance of $27.6 million as compared to $30.5 million in the prior fiscal year.  Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the net carrying value of the deferred tax asset will be realized.

Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $43.7 million at March 31, 2003.  Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration.

12.                   Long-Term Debt

As of March 31, 2003 and 2002, long-term debt and the current portion of long-term debt were comprised of mortgage notes payable.

Credit Facilities

In June 1999, we obtained a $100.0 million revolving credit facility and a $25.0 million term loan with a syndicate of banks (the “U.S. Facility”).  The revolving portion of the U.S. Facility provided us with the ability to borrow up to $100.0 million, including issuing letters of credit up to $80.0 million, on a revolving basis against eligible accounts receivable and inventory.  The term loan had a three-year term with principal amortization on a straight-line quarterly basis beginning December 31, 1999, a borrowing rate based on the banks’ base rate (which was generally equivalent to the published prime rate) plus 2% or LIBOR plus 3% and was to expire June 2002.  The revolving portion of the U.S. Facility had a borrowing rate based on the banks’ base rate plus 1.75% or LIBOR plus 2.75%.  In May 2001, we accelerated our repayment of the outstanding balance under the term loan portion of the U.S. Facility. In connection with the accelerated repayment, we amended the U.S. Facility (the “Amended and Restated U.S. Facility”).  The Amended and Restated U.S. Facility eliminated the term loan, reduced the revolver to $78.0 million and reduced the interest rate to the banks’ base rate plus 1.25% or LIBOR plus 2.25%. The Amended and Restated U.S. Facility required us to maintain specified financial ratios related to net worth and fixed charges and was collateralized by substantially all of our assets.  As of March 31, 2002, there were no borrowings and $5.8 million letters of credit outstanding against the revolving portion of the Amended and Restated U.S. Facility.  The Amended and Restated U.S. Facility expired in August 2002. Due to our improved financial position, including significant cash, cash equivalent and short-term investment balances and minimal debt, we did not seek additional bank financing upon the expiration of the Amended and Restated U.S. Facility.

We have a revolving credit facility through our CD Contact subsidiary in the Netherlands (the “Netherlands Facility”).   The Netherlands Facility permitted revolving credit loans and letters of credit up to Euro (“EUR”) 1.5 million ($1.7 million) and EUR 4.5 million ($3.9 million) as of March 31, 2003 and 2002, respectively, based upon eligible accounts receivable balances, was due on demand, bore interest at a Eurocurrency rate plus 1.25% and 1.50% as of March 31, 2003 and 2002, respectively, and was collateralized by the subsidiary’s accounts receivable and inventory.  As of March 31, 2002, the Netherlands Facility was additionally collateralized by a EUR 2.3 million ($2.0 million) guarantee made by our Centresoft subsidiary through its bank facility.  As of March 31, 2003 and 2002, there were no borrowings or letters of credit outstanding under the Netherlands Facility.  The Netherlands Facility was originally scheduled to expire in August 2003.

However, due to the improved liquidity position of the subsidiary, the Netherlands Facility was terminated on April 1, 2003 and additional bank financing was not sought.

We also have revolving credit facilities with our CentreSoft subsidiary located in the United Kingdom (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.6 million ($13.5 million) and GBP 8.5 million ($12.1 million), including issuing letters of credit, on a revolving basis as of March 31, 2003 and 2002, respectively. Furthermore, under the UK Facility, Centresoft provided a EUR 2.3 ($2.0 million) guarantee which served as collateral for the Netherlands Facility as of March 31, 2002. A EUR 1.0 million ($1.1 million) guarantee was similarly provided under the UK Facility for the benefit of CD Contact relating to other matters as of March 31, 2003.  The UK Facility bore interest at LIBOR plus 1.5% and LIBOR plus 2% as of March 31, 2003 and 2002, respectively, is collateralized by substantially all of the assets of the subsidiary and expires in October 2003.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of March 31, 2003 and 2002, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of March 31, 2003 or 2002.  The German Facility provided for revolving loans up to EUR 0.8 million ($0.8 million) and EUR 2.5 million ($2.2 million) as of March 31, 2003 and 2002, respectively, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by the subsidiary’s accounts receivable, inventory and certain property and equipment and expires June 2003.  No borrowings were outstanding against the German Facility as of March 31, 2003 or 2002.

Mortgage Notes Payable

Mortgage notes payable were $2.8 million and $3.3 million as of March 31, 2003 and 2002, respectively.  Mortgage notes payable relate to the land, office and warehouse facilities of our German subsidiary as of March 31, 2003 and of our German and Netherlands subsidiaries as of March 31 2002.  The Netherlands subsidiary’s mortgage note was repaid in full in fiscal 2003.  The German mortgage note bears interest at 5.45%, is due in bi-annual installments of EUR 73,900 ($79,700), is collateralized by the related assets and matures December 2018.  Prior to repayment, the Netherlands mortgage note bore interest at 5.35%, was payable in quarterly installments of EUR 11,300 ($12,200) and was collateralized by the related assets.

Private Placement of Convertible Subordinated Notes

In December 1997, we completed the private placement of $60.0 million principal amount of 6¾% convertible subordinated notes due 2005 (the “Notes”).  The Notes were convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into our common stock at a conversion price of $8.389 per share, subject to adjustment in certain circumstances.  During the three months ended June 30, 2001, we called for the redemption of the Notes.  In connection with that call, holders converted to common stock approximately $58.7 million aggregate principal amount of their Notes, net of conversion costs.  The remaining Notes were redeemed for cash.

Annual maturities of long-term debt are as follows (amounts in thousands):

Year ended March 31,

2004	$147
2005	159
2006	159
2007	159
2008 and thereafter	2,194

Total	$2,818

13.                   Commitments and Contingencies

Developer and Intellectual Property Contracts

In the normal course of business we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2003 is approximately $138.1 million, which is scheduled to be paid as follows (amounts in thousands):

Year ended March 31,

2004	$89,175
2005	28,066
2006	12,300
2007	6,075
2008 and thereafter	2,501

Total	$138,117

Lease Obligations

We lease certain of our facilities under non-cancelable operating lease agreements.  Total future minimum lease commitments as of March 31, 2003 are as follows (amounts in thousands):

Year ended March 31,

2004	$7,135
2005	6,394
2006	5,471
2007	4,979
2008 and thereafter	16,536

Total	$40,515

Facilities rent expense for the year ended March 31, 2003, 2002 and 2001 was approximately $7.6 million, $5.3 million and $4.7 million, respectively.

Legal Proceedings

We are party to routine claims and suits brought against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters.  In the opinion of management, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

14.                   Stock Compensation and Employee Benefit Plans

Stock Option Plans

We sponsor several stock option plans for the benefit of officers, employees, consultants and others.

On February 28, 1992, the shareholders of Activision approved the Activision 1991 Stock Option and Stock Award Plan, as amended, (the “1991 Plan”) which permits the granting of “Awards” in the form of non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights (“SARs”), restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others.  The total number of shares of common stock available for distribution under the 1991 Plan is 17,025,000.  The 1991 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were no shares remaining available for grant under the 1991 Plan as of March 31, 2003.

On September 23, 1998, the shareholders of Activision approved the Activision 1998 Incentive Plan, as amended (the “1998 Plan”).  The 1998 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others.  The total number of shares of common stock available for distribution under the 1998 Plan is 6,750,000.  The 1998 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 4,500 shares remaining available for grant under the 1998 Plan as of March 31, 2003.

On April 26, 1999, the Board of Directors approved the Activision 1999 Incentive Plan, as amended (the “1999 Plan”).  The 1999 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards to directors, officers, employees, consultants and others.  The total number of shares of common stock available for distribution under the 1999 Plan is 11,250,000.  The 1999 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 55,500 shares remaining available for grant under the 1999 Plan as of March 31, 2003.

On August 23, 2001, the shareholders of Activision approved the Activision 2001 Incentive Plan, as amended (the “2001 Plan”).  The 2001 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others.  The total number of shares of common stock available for distribution under the 2001 Plan is 3,375,000.  The 2001 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 18,000 shares remaining available for grant under the 2001 Plan as of March 31, 2003.

On April 4, 2002, the Board of Directors approved the Activision 2002 Incentive Plan (the “2002 Plan”).  The 2002 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards to officers (other than executive officers), employees, consultants, advisors and others.  The 2002 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock originally available for distribution under the 2002 Plan was 3,525,000.  There were approximately 420,000 shares remaining available for grant under the 2002 Plan as of March 31, 2003.  In April 2003, our Board of Directors approved a 3.0 million share increase to the total number of shares available for distribution under the 2002 Plan.

On September 19, 2002, the shareholders of Activision approved the Activision 2002 Executive Incentive Plan (the “2002 Executive Plan”).  The 2002 Executive Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards to officers, employees, directors, consultants and advisors.  The total number of shares of common stock available for distribution under the 2002 Executive Plan is 3,750,000.  The 2002 Executive Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 1,018,500 shares remaining available for grant under the 2002 Executive Plan as of March 31, 2003.

On December 16, 2002, the Board of Directors approved the Activision 2002 Studio Employee Retention Incentive Plan, as amended (the “2002 Studio Plan”).  The 2002 Studio Plan permits the granting of “Awards” in the form of non-qualified stock options and restricted stock awards to key studio employees (other than executive officers) of Activision, our subsidiaries and affiliates and to contractors and others.  The 2002 Studio Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2002 Studio Plan is 2,250,000.  There were approximately 67,500 shares remaining available for grant under the 2002 Studio Plan as of March 31, 2003.

On April 29, 2003, our Board of Directors approved the Activision 2003 Incentive Plan (the “2003 Plan”).  The 2003 Plan permits the granting of “Awards” in the form of non-qualified stock options, SARs, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others.  The 2003 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2003 Plan is 9,000,000.

The exercise price for Awards issued under the 1991 Plan, 1998 Plan, 1999 Plan, 2001 Plan, 2002 Plan, 2002 Executive Plan, 2002 Studio Plan and 2003 Plan (collectively, the “Plans”) is determined at the discretion of the Board of Directors (or the Compensation Committee of the Board of Directors, which administers the Plans), and for ISOs, is not to be less than the fair market value of our common stock at the date of grant, or in the case of non-qualified options, must exceed or be equal to 85% of the fair market value of our common stock at the date of grant.  Options typically become exercisable in installments over a period not to exceed seven years and must be exercised within 10 years of the date of grant.  However, certain options granted to executives vest immediately.  Historically, stock options have been granted with exercise prices equal to or greater than the fair market value at the date of grant.

Other Employee Stock Options

In connection with prior employment agreements between Activision and Robert A. Kotick, Activision’s Chairman and Chief Executive Officer, and Brian G. Kelly, Activision’s Co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase common stock.  The Board of Directors approved the granting of these options.  Relating to such grants, as of March 31, 2003, 5,211,000 shares were outstanding with a weighted average exercise price of $4.21, of which, 5,023,500 were exercisable with a weighted average exercise price of  $4.27.

We additionally have approximately 486,000 options outstanding to employees as of March 31, 2003, with a weighted average exercise price of $9.28.  The Board of Directors approved the granting of these options.  Such options have terms similar to those options granted under the Plans.  Relating to these options outstanding, 295,500 are exercisable with a weighted average exercise price of $9.28.

We also issue stock options in conjunction with acquisition transactions.  As of March 31, 2003, 9,000 options with a weighted average exercise price of $4.45 were outstanding relating to options issued in conjunction with acquisitions completed in fiscal 1999 and 1998.   The Board of Directors approved the granting of these options.  None of these shares were exercisable as of March 31, 2003.

Director Warrants

The Director Warrant Plan, which expired on December 19, 1996, provided for the automatic granting of warrants (“Director Warrants”) to purchase 37,500 shares of common stock to each director of Activision who was not an officer or employee of Activision or any of its subsidiaries. Director Warrants granted under the Director Warrant Plan vested 25% on the first anniversary of the date of grant, and 12.5% each six months thereafter.  The expiration of the Plan had no effect on the outstanding Director Warrants. As of March 31, 2003, there were no shares of common stock available for distribution nor were there any warrants outstanding under the Director Warrant Plan.

During the fiscal year ended March 31, 1997, we issued warrants to purchase 90,000 shares of our common stock, at exercise prices ranging from $5.25 to $6.17 to two of our outside directors in connection with their election to the Board.  Such warrants have vesting terms identical to the Directors Warrants and expire within 10 years from the date of grant.  Relating to such warrants, as of March 31, 2003, 45,000 shares with a weighted average exercise price of $6.01 were outstanding and exercisable.

Employee Stock Purchase Plans

We have an employee stock purchase plan for all eligible employees (the “Purchase Plan”).  Under the Purchase Plan, shares of our common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or last day of each six-month period (the “Offering Period”).  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an Offering Period.

Employees purchased approximately 76,500 and 67,500 shares at a price of $14.21 and $9.09 per share during the Purchase Plan’s offering periods ended September 30, 2002 and 2001, respectively, and approximately 139,500 and 72,000 shares at a price of $8.36 and $9.49 per share during the Purchase Plan’s offering periods ended March 31, 2003 and 2002, respectively.  The Purchase Plan expired on March 31, 2003.

On July 22, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan for eligible domestic employees.  The shareholders of Activision subsequently approved the 2002 Employee Stock Purchase Plan on September 19, 2002.  Then, on February 11, 2003, the Board of Directors approved the 2002 Employee Stock Purchase Plan For International Employees. The primary terms of the 2002 Employee Stock Purchase Plan and the 2002 Employee Stock Purchase Plan For International Employees (collectively the “2002 Purchase Plans”) are the same.  Under the 2002 Purchase Plans, up to 750,000 shares of our common stock may be purchased by eligible employees during two overlapping, twelve-month offering periods that commence each April 1 and October 1 (the “2002 Offering Period”).  At any point in time, employees may participate in only one 2002 Offering Period.  The first day of each 2002 Offering Period is referred to as the “Offering Date.”   Common stock is purchased by 2002 Purchase Plans participants at 85% of the lesser of fair market value on the Offering Date for the 2002 Offering Period that includes the common stock purchase date or the fair market value on the common stock purchase date.   Employees may purchase shares having a value not exceeding 15% of their gross compensation during a 2002 Offering Period, limited to a maximum of 7,500 common shares per common stock purchase date.  As of March 31, 2003, no shares had been issued under the 2002 Purchase Plans.

Activity of Employee and Director Options and Warrants

Activity of all employee and director options and warrants during the last three fiscal years was as follows (amounts in thousands, except weighted average exercise price amounts):

	2003		2002		2001
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price

Outstanding at beginning of year	19,295	$6.25	26,874	$4.30	23,247	$4.92
Granted	9,615	14.22	6,164	10.87	15,227	3.07
Exercised	(3,783)	4.83	(13,022)	4.49	(7,875)	4.03
Forfeited	(654)	8.65	(721)	4.90	(3,725)	4.33

Outstanding at end of year	24,473	$9.53	19,295	$6.25	26,874	4.30

Exercisable at end of year	11,496	$6.43	9,501	$5.50	14,724	$4.44

For the years ended March 31, 2003 and 2002, all options were granted at an exercise price equal to the fair market value on the date of grant.

For the year ended March 31, 2001, 9,769,500 options with a weighted average exercise price of $3.19 were granted at an exercise price equal to the fair market value on the date of grant and 5,457,000 options with a weighted average exercise price of $2.86 were granted at an exercise price greater than fair market value on the date of grant.

The following tables summarize information about all employee and director stock options and warrants outstanding as of March 31, 2003 (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Shares	Remaining Wtd Avg Contractual Life (in years)	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price

Range of exercise prices:
$2.11 to $4.55	2,880	6.98	$2.96	2,105	$2.96
$4.59 to $4.67	4,160	6.04	4.66	4,009	4.67
$4.69 to $7.53	3,260	5.34	5.85	2,402	5.83
$7.67 to $9.28	2,513	8.35	8.89	1,257	9.18
$9.37 to $9.92	2,835	8.77	9.45	417	9.41
$9.93 to $13.33	2,419	8.83	11.69	572	11.03
$13.69 to $15.29	2,589	9.31	15.16	16	14.51
$15.55 to $18.27	946	8.97	17.02	138	16.67
$18.41 to $18.41	2,533	9.02	18.41	561	18.41
$18.43 to $22.16	338	9.11	20.34	19	19.10
	24,473	7.70	$9.53	11,496	$6.43

Non-Employee Warrants

In prior years, we have granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property.  The warrants generally vest upon grant and are exercisable over the term of the warrant.  The exercise price of third-party warrants is generally greater than or equal to the fair market value of our common stock at the date of grant.  During the fiscal year ended March 31, 2003, we granted warrants to a third party to purchase 225,000 shares of our common stock at an exercise price of $19.83 per share in connection with, and as partial consideration for, a license agreement that allows us to utilize intellectual property owned by the third party in conjunction with an Activision product. The warrants vested upon grant and have a three-year term. The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk-free rate of 4.18%, a volatility factor of 70% and expected term as noted above. The per share weighted average estimated fair value of the third-party warrants granted during the year ended March 31, 2003 was $9.71 per share.  As of March 31, 2003, 1,323,000 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $9.37 per share.   No non-employee warrants were granted during the years ended March 31, 2002 or 2001.  As of March 31, 2002, 1,165,000 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $11.72 per share.  As of March 31, 2001, 2,961,000 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $4.84 per share.

In accordance with EITF 96-18, we measure the fair value of the securities on the measurement date.  The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized.  Additionally, as more fully described in Note 1, the recoverability of capitalized software development costs and intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense.  In connection with the evaluation of capitalized software development costs and intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense.  For the year ended March 31, 2003, 2002, and 2001, $3.6 million, $1.1 million and $1.4 million, respectively, was amortized and included in cost of sales - software royalties and amortization and/or cost of sales - intellectual property licenses.

Employee Retirement Plan

We have a retirement plan covering substantially all of our eligible employees.  The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code.  Under the plan, employees may defer up to

15% of their pre-tax salary, but not more than statutory limits.  Effective January 1, 2003, we contribute 20% of each dollar contributed by a participant.  Prior to January 1, 2003, we contributed 5% of each dollar contributed by a participant.  Our matching contributions to the plan were approximately $320,000, $82,000, and $62,000 during the year ended March 31, 2003, 2002, and 2001, respectively.

15.                   Capital Transactions

Buyback Program

During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured option transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

As of March 31, 2003, we had repurchased approximately 10.8 million shares of our common stock at an average cost of $9.39 per share.  Additionally under the Board approved buyback program, we entered into a series of structured stock repurchase transactions in the aggregate amount of $110.0 million. These transactions may be settled in cash or stock depending on the market price of our common stock on the date of the settlement. Upon settlement, we will either have our capital investment returned with a premium or receive up to approximately 12.8 million shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.  These transactions are recorded in shareholders’ equity in the consolidated balance sheet as of March 31, 2003.

Shareholders’ Rights Plan

On April 18, 2000, our Board of Directors approved a shareholders rights plan (the “Rights Plan”).  Under the Rights Plan, each common shareholder at the close of business on April 19, 2000, received a dividend of one right for each share of common stock held.  Each right represents the right to purchase one one-hundredths (1/100) of a share of our Series A Junior Preferred Stock at an exercise price of $40.00.  Initially, the rights are represented by our common stock certificates and are neither exercisable nor traded separately from our common stock.  The rights will only become exercisable if a person or group acquires 15% or more of the common stock of Activision, or announces or commences a tender or exchange offer which would result in the bidder’s beneficial ownership of 15% or more of our common stock.

In the event that any person or group acquires 15% or more of our outstanding common stock each holder of a right (other than such person or members of such group) will thereafter have the right to receive upon exercise of such right, in lieu of shares of Series A Junior Preferred Stock, the number of shares of common stock of Activision having a value equal to two times the then current exercise price of the right.  If we are acquired in a merger or other business combination transaction after a person has acquired 15% or more of our common stock, each holder of a right will thereafter have the right to receive upon exercise of such right a number of the acquiring company’s common shares having a market value equal to two times the then current exercise price of the right.  For persons who, as of the close of business on April 18, 2000, beneficially own 15% or more of the common stock of Activision, the Rights Plan “grandfathers” their current level of ownership, so long as they do not purchase additional shares in excess of certain limitations.

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

16.                   Accumulated Other Comprehensive Income (Loss)

For the years ended March 31, 2002 and 2001, accumulated other comprehensive loss primarily consisted of foreign currency translation adjustments.

For the year ended March 31, 2003, the components of accumulated other comprehensive loss were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation on Investments	Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2002	$(11,498)	$—	$(11,498)
Comprehensive income	7,930	134	8,064

Balance, March 31, 2003	$(3,568)	$134	$(3,434)

The amounts above are shown net of taxes.  The income taxes related to other comprehensive income were not significant, as income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

17.                   Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information are as follows (amounts in thousands):

	Year ended March 31,
	2003	2002	2001

Non-cash investing and financing activities
Conversion of convertible subordinated notes, net of conversion costs	$—	$58,651	$—
Subsidiaries acquired with common stock	10,861	25,481	—
Issuance of options and common stock warrants	2,184	3,217	—
Stock offering costs	781	—	—
Tax benefit derived from net operating loss carryforward utilization	—	—	3,652
Change in unrealized appreciation on short-term investments	134	—	—

Supplemental cash flow information
Cash paid for income taxes	$5,491	$3,041	$6,753
Cash paid (received) for interest, net	(7,804)	(2,942)	5,720

18.                   Quarterly Financial and Market Information (Unaudited)

(Amounts in thousands, except per share data)	Quarter ended				Year ended
	June 30	Sept 30	Dec 31	Mar 31

Fiscal 2003:
Net revenues	$191,258	$169,172	$378,685	$125,001	$864,116
Operating income (loss)	31,196	11,334	66,761	(14,444)	94,847
Net income (loss)	20,704	9,086	44,347	(7,957)	66,180
Basic earnings (loss) per share	0.23	0.09	0.44	(0.08)	0.69
Diluted earnings (loss) per share	0.21	0.08	0.42	(0.08)	0.64

Common stock price per share:
High	23.40	21.03	15.92	10.50	23.40
Low	17.55	14.87	8.13	8.68	8.13

Fiscal 2002:
Net revenues	$110,577	$139,604	$371,341	$164,912	$786,434
Operating income (loss)	(1,235)	3,144	61,801	16,862	80,574
Net income	29	2,215	39,110	10,884	52,238
Basic earnings per share	0.00	0.03	0.50	0.13	0.69
Diluted earnings per share	0.00	0.03	0.44	0.12	0.59

Common stock price per share:
High	18.29	18.00	19.15	21.83	21.83
Low	9.28	10.05	10.90	15.18	9.28

SCHEDULE II

ACTIVISION, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Additions(A)	Deductions(B)	Balance at End of Period
Year ended March 31, 2003

Allowance for sales returns and price protection	$39,213	$119,674	$(106,290)	$52,597

Allowance for doubtful accounts	2,806	2,298	(345)	4,759

Deferred tax valuation allowance	30,479	2,568	(5,441)	27,606

Year ended March 31, 2002

Allowance for sales returns and price protection	25,075	89,423	(75,285)	39,213

Allowance for doubtful accounts	3,386	2,681	(3,261)	2,806

Deferred tax valuation allowance	9,895	20,584	—	30,479

Year ended March 31, 2001

Allowance for sales returns and price protection	27,391	76,784	(79,100)	25,075

Allowance for doubtful accounts	4,130	2,670	(3,414)	3,386

Deferred tax valuation allowance	13,041	—	(3,146)	9,895

(A)                  Includes increases in allowance for sales returns, price protection and doubtful accounts due to normal reserving terms and allowance accounts acquired in conjunction with acquisitions.

(B)                    Includes actual write-offs of sales returns, price protection and uncollectible accounts receivable, net of recoveries and foreign currency translation and other adjustments.

EXHIBIT INDEX

Exhibit Number	Exhibit
1.1	Underwriting agreement between Activision and Goldman Sachs & Co. dated June 4, 2002 (incorporated by reference to Exhibit 1.1 of Activision’s Form 8-K, filed June 6, 2002).

2.1

Agreement and Plan of Merger dated as of June 9, 2000 among Activision, Inc., Activision Holdings, Inc. and ATVI Merger Sub, Inc. (incorporated by reference to Exhibit 2.4 of Activision’s Form 8-K, filed June 16, 2000).

3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of Activision’s Form 8-K, filed June 16, 2000).

3.2	Amended and Restated Bylaws of Activision Holdings (incorporated by reference to Exhibit 2.6 of Activision’s Form 8-K, filed June 16, 2000).

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Activision Holdings dated as of June 9, 2000 (incorporated by reference to Exhibit 2.7 of Activision’s Form 8-K, filed June 16, 2000).

3.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision, Inc. dated as of August 23, 2001 (incorporated by reference to Exhibit 3.3 of Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-66280, filed August 31, 2001).

3.5

Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc. dated as of December 27, 2001 (incorporated by reference to Exhibit 3.4 of Activision’s Form 10-Q for the quarter ended December 31, 2001).

4.1

Rights Agreement dated as of April 18, 2000, between Activision and Continental Stock Transfer & Trust Company, which includes as exhibits the form of Right Certificates as Exhibit A, the Summary of Rights to Purchase Series A Junior Preferred Stock as Exhibit B and the form of Certificate of Designation of Series A Junior Preferred Stock of Activision as Exhibit C, (incorporated by reference to Activision’s Registration Statement on Form 8-A, Registration No. 001-15839, filed April 19, 2000).

10.1	Activision, Inc. 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-K for the year ended March 31, 2002).

10.2	Activision, Inc. 1991 Director Warrant Plan, as amended (incorporated by reference to Exhibit 28.2 to Activision’s Registration Statement on Form S-8, Registration No. 33-63638, filed June 1, 1993).

10.3	Activision, Inc. Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-36272 filed May 4, 2000).

10.4	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended December 31, 2001).

10.5	Amendment dated March 19, 2003 to employment agreement dated January 1, 2001 between Activision and Lawrence Goldberg.

10.6	Amendment dated March 19, 2003 to employment agreement dated April 1, 2001 between Activision and Kathy Vrabeck.

10.7

Amendment I dated July 22, 2002 to employment agreement dated May 22, 2000, between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2002).

10.8

Amended and restated employment agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2000).

10.9	Employment agreement dated November 20, 2002 between Activision and George Rose (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.10	Employment agreement dated January 1, 2001 between Activision and Lawrence Goldberg (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed July 11, 2001).

10.11	Employment agreement dated April 1, 2002 between Activision and William J. Chardavoyne (incorporated by reference to Exhibit 10.12 of Activision’s Form 10-K for the year ended March 31, 2002).

10.12	Stock option agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.13

Service Agreement dated March 1, 2002 between Combined Distribution (Holdings) Limited and Richard Andrew Steele (incorporated by reference to Exhibit 10.14 of Activision’s Form 10-K for the year ended March 31, 2002).

10.14

Amended and restated employment agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.15	Employment agreement dated April 1, 2002 between Activision and Michael Rowe (incorporated by reference to Exhibit 10.15 of Activision’s Form 10-K for the year ended March 31, 2002).

10.16	Employment agreement dated April 1, 2001 between Activision and Kathy Vrabeck (incorporated by reference to Exhibit 10.2 of Activision’s Form 8-K, filed July 11, 2001).

10.17	Employment Agreement dated July 22, 2002 between Ronald Doornink and Activision (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.18	Stock option agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.19

Amended and Restated Credit Agreement dated as of May 7, 2001, among Activision Publishing, Inc., a Delaware corporation, Activision, Inc., a Delaware corporation, Activision Value Publishing, Inc., a Minnesota corporation (formerly Head Games Publishing, Inc.) and Expert Software, Inc., a Delaware corporation, various financial institutions and PNC Bank, National Association, a national banking association, as issuing bank, administrative agent and collateral agent for such lenders (“the Loan Agreement”) (incorporated by reference to Exhibit 10.29 of Activision’s Form 10-K for the year ending March 31, 2001).

10.20

Amendment Agreement dated as of June 21, 2002 amending the Loan Agreement set forth in Exhibit 10.20 above (incorporated by reference to Exhibit 10.21 of Activision’s Form 10-K for the year ended March 31, 2002).

10.21

Amendment I dated July 22, 2002 to employment agreement dated May 22, 2000, between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended September 30, 2002).

10.22	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.23	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.24	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.25	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Appendix I of Activision’s 2002 Definitive Proxy Statement on Schedule 14A, filed June 29, 2002).

10.26	Activision, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Appendix II of Activision’s 2002 Definitive Proxy Statement on Schedule 14A, filed June 29, 2002).

10.27	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.28	Activision, Inc. 2002 Employee Stock Purchase Plan for International Employees (incorporated by reference to Exhibit 5.1 of Activision’s Registration Statement on Form S-8, filed February 19, 2003).

21.1	Principal subsidiaries of Activision.

23.1	Consent of Independent Accountants.

99.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Ronald Doornink pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of William J. Chardavoyne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

We filed no reports on Form 8-K during the quarter ended March 31, 2003.