Form 10-K/A
period 2003-03-31
ACTIVISION INC /NY
filed 2003-07-29
CIK 718877

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

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

          Securities registered pursuant to Section 12(g) of the Act:
                        Preferred Stock Purchase Rights
                   Common Stock, par value $.000001 per share
                   ------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes X   No __

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on September 30, 2002 was $1,568,157,446.

The number of shares of the registrant's Common Stock outstanding as of July 25, 2003 was 88,102,997.

     Activision, Inc. (the "Company" or "Activision") hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2003, by providing the information required in Part III, Items 10, 11, 12 and 13 which were not previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 19, 2003.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors/Nominees

The names of the nominees, all of whom are presently directors of the Company, and certain information about them (including their terms of service), are set forth below:

Name of Nominee               Age   Principal Occupation         Director Since
--------------------------------------------------------------------------------
Robert A. Kotick              40    Chairman and Chief Executive      1991
                                     Officer of the Company
--------------------------------------------------------------------------------
Brian G. Kelly                40    Co-Chairman of the Company        1995
--------------------------------------------------------------------------------
Ronald Doornink               49    President of the Company,         2003
                                     Chief Executive Officer
                                     of Activision
                                     Publishing, Inc.
--------------------------------------------------------------------------------
Kenneth L. Henderson(1)(3)    48    Partner, Bryan Cave LLP           2001
--------------------------------------------------------------------------------
Barbara S. Isgur(1)(2)        61    Consultant                        1991
--------------------------------------------------------------------------------
Steven T. Mayer(1)(2)         58    Consultant                        1991
--------------------------------------------------------------------------------
Robert J. Morgado(2)(3)       60    Chairman, Maroley Media Group     1997
--------------------------------------------------------------------------------
(1) Member of the Audit Committee. (2) Member of the Compensation Committee.
(3) Member of the Nominating and Corporate Governance Committee.

Mr. Kotick has been a Director of the Company since February 1991 and has served as Chairman and Chief Executive Officer of the Company since that time. Mr. Kotick has been a member of the board of directors of Macromedia, Inc., an information technology supplier based in San Francisco, since April 25, 2002 and was also elected to the board of directors of Yahoo! Inc., an Internet content and service provider, on March 11, 2003.

Mr. Kelly has been a Director of the Company since July 1995. He has served as Co-Chairman of the Company since October 1998. He previously served as President of the Company from July 1997 to October 1998 and Chief Operating Officer of the Company from July 1995 to October 1998. He also served as Chief Financial Officer of the Company from February 1991 until July 1997 and Secretary of the Company from May 1991 until October 1997. Mr. Kelly holds a law degree from Fordham University School of Law School and a B.A. degree in accounting from Rutgers University and is a certified public accountant.

Mr. Doornink has served as a Director of the Company since April 2003. He has been Chief Executive Officer of Activision Publishing, Inc. ("Activision Publishing"), the Company's only direct operating subsidiary and the holding company for all other active subsidiaries, since March 28, 2002. Mr. Doornink also serves as President of the Company. Mr. Doornink joined Activision in 1998 from ConAgra Foods, Inc. where, for three years, he served as President of the Hunt-Wesson snack food division. Prior to this, Mr. Doornink worked at the Procter & Gamble Company for 13 years. Mr. Doornink holds an MBA degree from Columbia University and an undergraduate degree in economics from the Hogere Economische School of Arnhem in The Netherlands.

Mr. Henderson has been a Director of the Company since July 2001 and is chairman of the Nominating and Corporate Governance Committee. From 1987 until July 1, 2002, Mr. Henderson was a partner in the New York City law firm of Robinson Silverman Pearce Aronsohn & Berman LLP, serving as Vice Chairman of the firm from 2000 through 2002. As a result of the merger of Robinson Silverman with the international law firm of Bryan Cave LLP effective July 1, 2002, Mr. Henderson became a partner of Bryan Cave LLP and serves on the firm's Executive Committee. Robinson Silverman provided legal services to the Company during the last fiscal year, and the combined Bryan Cave LLP continues to provide legal services to the Company. Mr. Henderson graduated cum
                                       2

laude from New York University School of Law in 1979, where he was a Root-Tilden Scholar and was elected to Order of the Coif. He received a B.A. with high honors from Auburn University in 1976. Mr. Henderson is the Chairman of the board of directors of Population Communications International, Inc., a New York based international not-for-profit corporation of which he has been a director since 1994.

Ms. Isgur has been a Director of the Company since February 1991 and serves as chairperson of the Audit Committee. From 1993 until 1998, she was a Senior Vice President of Stratagem, an investment banking firm specializing in the software industry. Ms. Isgur also served as President of BSI Consulting from 1990 to 1993. She served as a Vice President of Needham & Co., a high technology investment banking firm, from 1989 to 1990. During 1988, Ms. Isgur served as a Vice President at Manufacturers Hanover Securities. From 1985 to 1988, she was a principal of D.H. Brown Associates. Ms. Isgur was a Vice President and microcomputer industry analyst at Paine Webber, Incorporated from 1981 to 1985.

Mr. Mayer has been a Director of the Company since February 1991. Mr. Mayer is an independent multimedia consultant to a number of corporations. From 1984 until 1992, Mr. Mayer was Chairman of the board of directors of Digital F/X, Incorporated, a manufacturer of video production equipment. Mr. Mayer was a founder of Atari Corporation in 1973, and served as a Division President of Warner Communications-Entertainment Software until 1985, when he left to start Take One Partners, Incorporated, the predecessor to Digital F/X.

Mr. Morgado has been a Director of the Company since February 1997 and serves as chairman of the Compensation Committee. Mr. Morgado is Chairman of Maroley Media Group, a media entertainment investment company he established in 1995. From 1985 to 1995, he was the Chairman and Chief Executive Officer of the Warner Music Group, Inc. Mr. Morgado serves on the board of trustees of the New School for Social Research and is the Chairman of the board of governors of the Mannes College of Music. Mr. Morgado is Chairman of the board of directors of World Communications, Inc., a position he has held since January 1997 and he also has been a member of the board of directors of Nest Entertainment since January 1996.

None of the Executive Officers of the Company is related to any other Executive Officer or to any Director, and each holds office at the pleasure of the Board. As of July 25, 2003, the Executive Officers of the Company were as set forth below.

Executive Officers

Robert A. Kotick, 40, has been a Director of the Company since 1991 and Chairman and Chief Executive Officer of the Company since February 1991. Biographical information regarding Mr. Kotick is set forth under "Directors/Nominees."

Brian G. Kelly, 40, has been a Director of the Company since 1995 and Co-Chairman of the Company since October 1998. Biographical information regarding Mr. Kelly is set forth under "Directors/Nominees."

Ronald Doornink, 49, has been a Director of the Company since April of 2003, Chief Executive Officer of Activision Publishing, the Company's only direct operating subsidiary and the holding company for all other active subsidiaries, since March 28, 2002. Mr. Doornink has also served as President of the Company since 1998. Biographical information regarding Mr. Doornink is set forth under "Directors/Nominees."

William J. Chardavoyne, 51, Executive Vice President and Chief Financial Officer since January 2000. Mr. Chardavoyne has more than 28 years of financial and general management experience with such companies as Movietown.com, MTV Networks and Sony Pictures Entertainment/Columbia TriStar. Mr. Chardavoyne was also a principal at Ernst & Young, where he began his career and worked for more than 10 years. He holds a B.B.A. degree in accounting from Hofstra University and is a certified public accountant.

Lawrence Goldberg, 44, Executive Vice President, Worldwide Studios since October 2000. During the prior 8 years, Mr. Goldberg held various senior management positions at the Company, including Chief Corporate Officer, Secretary and General Counsel. Prior to Activision, Mr. Goldberg was an attorney at Rosenfeld, Meyer and Susman from 1986 to 1994, serving as a partner from 1991 to 1994. From 1984 until 1986, Mr. Goldberg was an attorney at O'Melveny & Myers. Mr. Goldberg received his law degree from the University of California at Los Angeles and a B.S. degree in industrial and labor relations from Cornell University.

George L. Rose, 41, Senior Vice President, General Counsel and Secretary since April 2000. Mr. Rose joined Activision in July 1995 and has held various positions of responsibility within the Business and Legal Affairs Department. Prior to joining Activision, Mr. Rose was in private practice in Los Angeles since 1986 with Manatt, Phelps & Phillips; Christensen, Miller et al.; Korbatov, Rose & Rubenstein; and Katten, Muchin & Zavis. Mr. Rose received his law degree from Harvard Law School and completed his undergraduate education at the University of Michigan.

Michael J. Rowe, 42, Executive Vice President, Human Resources since August 1999. Mr. Rowe joined Activision from Disney Consumer Products where he served as Vice President, Human Resources--North America from January 1998 to July 1999, providing leadership to more than 50 human resource professionals. From 1987 to 1997, Mr. Rowe worked at Pepsico, Inc., where he served in various human resources leadership roles including as Vice President of the Taco Bell and Pepsi Cola divisions. Prior to this, Mr. Rowe was employed at General Motors' corporate headquarters. He holds a B.A. in economics from the University of Michigan and a Masters in industrial and labor relations from Cornell University.

Richard A. Steele, 47, President, Activision Distribution since March 1, 2002 and Executive Vice President, International Distribution since June 1999. Previously, Mr. Steele served as Managing Director of the Company's European Distribution Operations from November 1997 until June 1999. From 1985 until November 1997, Mr. Steele was employed by CentreSoft (acquired by the Company in November 1997), most recently as Managing Director. Mr. Steele holds a B.A. degree in English and related literature from the University of York.

Kathy Vrabeck, 40, Executive Vice President, Global Publishing and Brand Management since September 2000. Ms. Vrabeck served as Executive Vice President, Global Brand Management from August 1999 to August 2000. Prior to joining Activision, Ms. Vrabeck was Senior Vice President/General Manager with ConAgra Foods, Inc. where she led a cross-functional business team responsible for $800 million in revenue. Before this, she served in various marketing and sales roles for the Pillsbury Company and also held positions at Quaker Oats Company and Eli Lilly & Company. Ms. Vrabeck received a B.A. from DePauw University and an MBA from Indiana University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's Executive Officers and Directors, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company.

To the Company's knowledge, based solely upon a review of the copies of Section 16(a) forms filed with the SEC and written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the fiscal year ended March 31, 2003, all filing requirements pursuant to
Section 16(a) of the Exchange Act applicable to the Company's Executive Officers, Directors and greater than 10% beneficial owners were complied with, with the following exceptions: each of Messrs. Chardavoyne, Doornink, Rose, Rowe and Steele failed to file one Form 4 on a timely basis with respect to one transaction.

Item 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Company maintains a policy pursuant to which its non-employee Directors, defined as Directors who are not employees of the Company or any other affiliate of the Company ("Non-employee Directors"), are compensated at the rate of $16,000 per year for his or her regular services as a Director, with an additional $1,200 for each Board meeting attended in person, $950 for each Board meeting attended via conference telephone, $1,000 for each meeting of a committee of the Board of which such Director is a member attended in person, $750 for each meeting of a committee of the Board of which such Director is a member attended via conference telephone, $2,500 for each Committee Chairperson, $1,000 per diem for special assignments and $2,000 additional annual retainer for audit committee members. Additionally, the Company reimburses all Directors for their reasonable expenses incurred in attending meetings of the Board.

The Company also has a policy pursuant to which its Non-employee Directors are eligible to receive non-qualified stock options. Under the guidelines established by the Board, each Non-employee Director receives an annual grant of options to purchase 12,500 shares automatically upon re-election, which options are to be granted on the meeting date with an exercise price equal to fair market value on that date; and a newly elected Non-employee Director is to receive a grant of options to purchase 30,000 shares with an exercise price equal to fair market value on his or her election date. All options will vest over a two year period in increments of 25% each six months. These are only guidelines, and the Board retains discretion to make grants outside of such guidelines as it deems appropriate and to otherwise change the guidelines from time to time.

The Company maintains a directors' insurance policy which insures the directors of the Company from any claim arising out of an alleged wrongful act by such persons in their capacity as directors of the Company. In addition, the Company has entered into indemnification agreements with its directors containing provisions which are in some respects broader than the specific indemnification provisions contained in the Delaware General Corporation Law. The indemnification agreements require the Company, among other things, to indemnify such directors against certain liabilities that may arise by reason of their status or service as directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company believes that these agreements are necessary to attract and retain qualified persons as directors.

COMPENSATION OF EXECUTIVES

The following table sets forth certain information with respect to the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended March 31, 2003, 2002 and 2001, of those persons who were at March 31, 2003 (i) the Chief Executive Officers of the Company and of Activision Publishing, Inc., the Company's operating subsidiary, and (ii) the Company's four other most highly compensated Executive Officers whose salary and bonus exceeded $100,000. The table also includes information with regard to compensation of the Co-Chairman due to his length of service with the Company and senior level position. All such executive officers are collectively referred to as the "Named Executives."

Summary Compensation Table
----------------------------------------------------------------------------------------------------------------------
                                                                                                         Long-Term
                                                Annual Compensation                                     Compensation
                                                ------------------                                      --------------
                                                                                         Other           Securities
Name and                               Fiscal      Salary                            Compensation        Underlying
Principal Position                      Year        ($)            Bonus ($)               ($)          Options(#)(17)
----------------------------------------------------------------------------------------------------------------------
Robert A. Kotick                        2003      408,375(1)             -(2)           4,380(10)          678,000
       Chairman, Chief Executive        2002      495,000                -              5,034              198,693
       Officer and Director             2001      424,200                -                765            1,718,847
----------------------------------------------------------------------------------------------------------------------
Brian G. Kelly                          2003      408,375(1)             -(2)           2,775(11)          678,000
       Co-Chairman and Director         2002      495,000                -              5,017              198,693
                                        2001      424,200                -                525            1,718,847
----------------------------------------------------------------------------------------------------------------------
Ronald Doornink                         2003      425,000          192,694              3,506(12)        1,477,500
       Chief Executive Officer,         2002      390,000          199,400(3)           3,282              129,488
       Activision Publishing, Inc.;     2001      343,500                -             42,322              341,057
       President, Activision, Inc.
       and Director
----------------------------------------------------------------------------------------------------------------------
William J. Chardavoyne                  2003      325,000          176,666(4)           5,072(13)          152,982
       Executive Vice President         2002      305,000          108,000(5)           4,461               69,705
       and Chief Financial Officer      2001      191,700                -              2,537              294,785
----------------------------------------------------------------------------------------------------------------------
Michael J. Rowe                         2003      285,000          132,668(6)           1,740(14)           32,576
       Executive Vice President,        2002      260,000           85,020(7)           1,347              186,060
       Human Resources                  2001      236,500                -              1,020              142,160
----------------------------------------------------------------------------------------------------------------------
Lawrence Goldberg                       2003      365,000           98,550              2,021(15)          348,000
       Executive Vice President,        2002      330,000          132,700(8)           1,728               71,730
       Worldwide Studios                2001      283,700                -                536              352,230
----------------------------------------------------------------------------------------------------------------------
Kathy Vrabeck                           2003      365,000           85,848              4,987(16)          348,000
       Executive Vice President,        2002      330,000          133,700(9)           1,554              105,480
       Global Publishing and            2001      260,800                -              2,308              220,478
       Brand Management
----------------------------------------------------------------------------------------------------------------------

(1) Represents salary paid between April 1, 2002 and December 31, 2001. Mr. Kotick and Mr. Kelly elected to forgo their salary in the amount of $136,125 for the period from January 1, 2003 through March 31, 2003.

(2) Mr. Kotick's and Mr. Kelly's bonuses were paid in the form of options to purchase common stock. On April 1, 2003, each was granted options to purchase 153,000 shares of the Company's common stock which are included in the column "Securities Underlying Options." Messrs Kotick and Kelly received the 2003 fiscal year bonus because they achieved specific performance goals fixed by the Compensation Committee at the beginning of the year.

(3) Does not include cash bonus of $146,250 that Mr. Doornink elected to receive in the form of options. Such options to purchase 39,488 shares are included in the column, "Securities Underlying Options."

(4) Includes a cash payment in the amount of $24,750 that Mr. Chardavoyne received pursuant to a bonus restructuring plan.

(5) Does not include cash bonus of $91,500 that Mr. Chardavoyne elected to receive in the form of options. Such options to purchase 24,705 shares are included in the column, "Securities Underlying Options."

(6) Includes a cash payment in the amount of $21,375 that Mr. Rowe received pursuant to a bonus restructuring program.

(7) Does not include a cash bonus of $78,000 that Mr. Rowe elected to receive in the form of options. Such options to purchase 21,060 shares are included in the column, "Securities Underlying Options."

(8) Does not include cash bonus of $99,000 that Mr. Goldberg elected to receive in the form of options. Such options to purchase 26,730 shares are included in the column, "Securities Underlying Options."

(9) Does not include cash bonus of $99,000 that Ms. Vrabeck elected to receive in the form of options. Such options to purchase 26,730 shares are included in the column, "Securities Underlying Options."

(10) Represents the Company's contribution of $86 to Mr. Kotick's 401(k) plan and $4,294 of life insurance premiums paid by the Company for the benefit of Mr. Kotick.

(11) Represents the Company's contribution of $241 to Mr. Kelly's 401(k) plan and $2,534 of life insurance premiums paid by the Company for the benefit of Mr. Kelly.

(12) Represents the Company's contribution of $1,041 to Mr. Doornink's 401(k) plan and $2,465 of life insurance premiums paid by the Company for the benefit of Mr. Doornink.

(13) Represents the Company's contribution of $846 to Mr. Chardavoyne's 401(k) plan, $1,494 of life insurance premiums paid by the Company for the benefit of Mr. Chardavoyne and a discount of $2,732 recognized on the purchase of common stock pursuant to the Company's 1996 Employee Stock Purchase Plan.

(14) Represents the Company's contribution of $919 to Mr. Rowe's 401(k) and $822 of life insurance premiums paid by the Company for the benefit of Mr. Rowe.

(15) Represents the Company's contribution of $1,115 to Mr. Goldberg's 401(k) plan and $906 of life insurance premiums paid by the Company for the benefit of Mr. Goldberg.

(16) Represents the Company's contribution of $1,539 to Ms. Vrabeck's 401(k) plan, $716 of life insurance premiums paid by the Company for the benefit of Ms. Vrabeck and a discount of $2,732 recognized on the purchase of common stock pursuant to the Company's 1996 Employee Stock Purchase Plan.

(17) Includes options to purchase common stock granted in lieu of cash bonuses ("Bonus Options"). Bonus Options are included in the Summary Compensation Table in the fiscal year in which they are earned versus the fiscal year in which they are granted. Bonus Options are typically granted in the fiscal year following the fiscal year on account of which they are earned.

The following table sets forth information regarding individual grants of options to purchase the Company's common stock during the Company's 2003 fiscal year to each of the Named Executives. All such grants were made pursuant to the Company's equity compensation plans or approved by the Company's Compensation Committee. In accordance with the rules of the Securities and Exchange Commission ("SEC"), the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective ten year option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Company's common stock. The hypothetical gains shown in this table are not intended to forecast possible future appreciation, if any, of the stock price.

Option Grants in Last Fiscal Year
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Potential Realizable Value at Assumed Rates of Stock
                                                                   Price Appreciation for Option Term of 10 Years(2)
                                                                   ------------------------------------------------
                              Individual Grants                               5%                       10%
                --------------------------------------------------------------------------     --------------------
                              % of Total
                                Options
                              Granted to
               Securities      Employees    Exercise                Price                   Price
               Underlying      In Fiscal     Price      Expiration   Per       Aggregate     Per        Aggregate
Name            Options (#)     Year(1)     ($/Share)      Date     Share        Value      Share         Value
-------------------------------------------------------------------------------------------------------------------
Robert A.        525,000(3)       5.3%     $ 15.2933     7/22/12   $24.91     $ 5,048,768   $39.67    $  12,797,768
Kotick
                 131,868(4)       1.3%       18.4067      4/8/12    29.98       1,526,148    47.74        3,868,124
-------------------------------------------------------------------------------------------------------------------
Brian G.         525,000(5)       5.3%       15.2933     7/22/12    24.91       5,048,768    39.67       12,797,768
Kelly
                 131,868(4)       1.3%       18.4067      4/8/12    29.98       1,526,148    47.74        3,868,124
-------------------------------------------------------------------------------------------------------------------
Ronald           300,000(6)       3.0%        9.4467     2/27/13    15.39       1,782,990    24.50        4,515,990
Doornink
                 581,250(6)       5.9%       15.2933     7/22/12    24.91       5,589,707    39.67       14,168,957
                 281,250(7)       2.9%       15.2933     7/22/12    24.91       2,704,697    39.67        6,855,947
                 225,000(8)       2.3%       15.2933     7/22/12    24.91       2,163,758    39.67        5,484,758
                  90,000(9)       0.9%       18.4067      4/8/12    29.98       1,041,597    47.74        2,639,997
-------------------------------------------------------------------------------------------------------------------
William J.         2,982(10)        *          17.80     6/24/12    28.99          33,369    46.17           84,599
Chardavoyne
                  30,000(9)       0.3%       18.4067      4/8/12    29.98         347,199    47.74          879,999
                 120,000(7)       1.2%       18.4067      4/8/12    29.98       1,388,796    47.74        3,519,996
-------------------------------------------------------------------------------------------------------------------
Michael J.         2,576(10)        *          17.80     6/24/12    28.99          28,825    46.17           73,081
Rowe
                  30,000(9)       0.3%       18.4067      4/8/12    29.98         347,199    47.74          879,999
-------------------------------------------------------------------------------------------------------------------
Lawrence          33,000(11)      0.3%        9.6867     3/20/13    15.78         201,079    25.12          509,299
Goldberg
                  75,000(12)      0.8%        9.6867     3/20/13    15.78         456,998    25.12        1,157,498
                  30,000(11)      0.3%        9.6867     3/20/13    15.78         182,799    25.12          462,999
                 150,000(7)       1.5%       14.5467     10/2/12    23.69       1,371,495    37.73        3,477,495
                  60,000(9)       0.6%       18.4067      4/8/12    29.98         694,398    47.74        1,759,998
-------------------------------------------------------------------------------------------------------------------
Kathy             33,000(11)      0.3%        9.6867     3/20/13    15.78         201,079    25.12          509,299
Vrabeck
                  75,000(12)      0.8%        9.6867     3/20/13    15.78         456,998    25.12        1,157,498
                  30,000(11)      0.3%        9.6867     3/20/13    15.78         182,799    25.12          462,999
                 150,000(7)       1.5%       14.5467     10/2/12    23.69       1,371,495    37.73        3,477,495
                  60,000(9)       0.6%       18.4067      4/8/12    29.98         694,398    47.74        1,759,998
-------------------------------------------------------------------------------------------------------------------

* Less than one-tenth of one percent (0.1%) of total Company options granted to employees in fiscal year 2003.

(1) Options to purchase an aggregate of approximately 9,840,000 shares of common stock were granted during the fiscal year ended March 31, 2003, and options to purchase approximately 25,796,000 shares of common stock were outstanding as of March 31, 2003. No share appreciation rights were granted to any of the Named Executives during the last fiscal year.

(2) Based on 90,084,245 shares of common stock outstanding as of March 31, 2003 and the low bid price as of such date of $9.467 per share, holders of common stock as of such date would realize hypothetical gains over the ten year period comparable to the option terms reflected in the above table of $536,271,510, assuming a 5% annualized stock appreciation rate, and $1,358,740,667, assuming a 10% annualized stock appreciation rate.

(3) Stock options were granted at an exercise price equal to the low bid price of the Company's common stock on July 22, 2002, 375,000 of which vest at a rate of 25% per year beginning on July 22, 2004 and 150,000 of which vest at a rate of 50% per year beginning on the third anniversary of the date of the grant. Regardless of the vesting date, none of these options are exercisable until after July 22, 2006. Of the 525,000 options received by Mr. Kotick, 102,639 of these options were transferred to 1011 Partners LLC, of which Mr. Kotick and his wife are the sole members. This option was granted to Mr. Kotick in connection with the extension of his employment agreement.

(4) Stock options were granted at an exercise price equal to the low bid price of the Company's common stock on April 8, 2002 and vested immediately upon grant. Messrs Kotick and Kelly received this option grant in connection with a Compensation Committee determination that they had met certain performance goals fixed by the Compensation Committee for fiscal year 2002.

(5) Stock options were granted at an exercise price equal to the low bid price of the Company's common stock on July 22, 2002, 375,000 of which vest at a rate of 25% per year beginning on July 22, 2004 and 150,000 of which vest at a rate of 50% per year beginning on the third anniversary of the date of the grant. Regardless of the vesting date, none of these options are exercisable until after July 22, 2006. This option was granted to Mr. Kelly in connection with the extension of his employment agreement.

(6) Stock options were granted at an exercise price equal to the low bid price of the Company's common stock on the date of grant and vest yearly in three equal installments of 33% beginning on the first anniversary of date of the grant. 581,250 options were granted to Mr. Doornink in connection with the execution of his employment agreement. 300,000 options were granted to Mr. Doornink in connection with the extension of his employment agreement.

(7) Stock options were granted at an exercise price equal to the low bid price of the Company's common stock on the date of grant and vest yearly in four equal installments of 25% beginning on the first anniversary of date of the grant. Mr. Doornink received this option grant in connection with the execution of his employment agreement.

(8) Stock options were granted at an exercise price equal to the low bid price of the Company's common stock on July 22, 2002 and may vest yearly in three equal installments of 33% beginning on the first anniversary of the date of the grant, subject to the Company meeting certain financial performance targets for each year of vesting. For each year in which the Company does not meet the applicable performance targets, the applicable options will vest on July 22, 2007. Mr. Doornink received this option grant in connection with the execution of his employment agreement.

(9) Stock options were granted at an exercise price equal to the low bid price of the Company's common stock on April 8, 2002 and vest ratably in four equal installments of 25% over a two-year period beginning six months after the date of grant.

(10) Stock options were granted at an exercise price equal to the low bid price of the Company's common stock on June 24, 2002 and vest in full as of April 1, 2004.

(11) Stock options were granted at an exercise price equal to the low bid price of the Company's common stock on March 20, 2003 and 50% of which vest yearly in three equal installments beginning on the first anniversary of the date of the grant and 50% of which vest on the sixth anniversary of the date of grant, subject to acceleration upon the Company reaching certain financial performance targets in fiscal 2004 and fiscal 2005.

(12) Stock options were granted at an exercise price equal to the low bid price of the Company's common stock on March 20, 2003 and vest yearly in five equal installments of 20% beginning on the first anniversary of the date of the grant.

The following table sets forth information concerning the exercise of stock options during fiscal year 2003 by each of the Named Executives and the number and value at the fiscal year ended March 31, 2003 of unexercised options held by said individuals.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
------------------------------------------------------------------------------------------------------------
                                                     Number of Securities               Value of Unexercised
                                                    Underlying Unexercised                In-the-Money
                                                        Options at FY-End               Options at FY-End(2)
                                                    ----------------------              --------------------
               Number of
                Shares
              Acquired on     Value
               Exercise       Realized(1)    Exercisable       Unexercisable   Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------------
Robert A.     1,036,503      $ 18,022,060     3,676,437           516,108      $  13,739,921    $   647,867
Kotick                (3)
-------------------------------------------------------------------------------------------------------------
Brian G.         750,001       13,260,258     3,459,807           618,750         15,591,564        647,888
Kelly
-------------------------------------------------------------------------------------------------------------
Ronald           112,500        1,960,500       751,874         1,477,500          3,670,560         63,892
Doornink
-------------------------------------------------------------------------------------------------------------
William J.             -                -        97,500           257,982            396,019        768,062
Chardavoyne
-------------------------------------------------------------------------------------------------------------
Michael J.        36,093          622,190        63,750           145,076            163,731              -
Rowe
-------------------------------------------------------------------------------------------------------------
Lawrence         166,500        2,642,972       158,435           492,375            758,787        578,489
Goldberg
-------------------------------------------------------------------------------------------------------------
Kathy             51,093          778,345       130,313           408,937            440,336        394,474
Vrabeck
-------------------------------------------------------------------------------------------------------------

(1)  Market value on the date of exercise, less option exercise price.

(2) Based on the NASDAQ closing sale price of the Company's common stock on March 31, 2003, of $9.633, less the option exercise price.

(3) All of the options were exercised by 1011 Partners LLC, of which Mr. Kotick and his wife are the sole members.

EMPLOYMENT AGREEMENTS

Robert A. Kotick and Brian G. Kelly, as Chairman and Chief Executive Officer and Co-Chairman, respectively, each are parties to an amended and restated employment agreement with the Company. The contracts are identical in all material respects and terminate on April 1, 2008. If either executive receives a benefit, whether under his employment agreement or otherwise (including adjustments to the executive's options), that the other executive does not receive, the Company will provide the other executive a cash payment equal to the value of the benefit received by the first executive. The two contracts provide for annual base salaries of $544,500 for the fiscal year ending March 31, 2003. On each subsequent April 1, each executive's base salary increases to one hundred ten percent (110%) of his salary for the prior fiscal year and may be further increased at the Board and Compensation Committee's discretion based on performance and salary reviews. Each is also entitled to an annual bonus if the Company achieves financial and business objectives to be agreed upon annually. Each executive may receive additional performance bonuses at the Board and Compensation Committee's discretion. Mr. Kotick and Mr. Kelly elected to forego their salary for the period January 1, 2003 through March 31, 2003 in the amount of $136,125 each.

To secure the long-term, exclusive commitment of Messrs. Kotick and Kelly, and to align their long-term financial interests with those of the Company, the Company granted Messrs. Kotick and Kelly options to purchase up to 525,000 shares each under the 2002 Executive Plan at $15.293 per share (after adjustment for the 2003 stock split), the low bid price on that date in connection with the extension of their employment agreements. Options to purchase 375,000 of these shares will vest in equal yearly installments of 25% beginning on the first anniversary of date of the grant (i.e. July 22, 2003). Options to purchase the remaining 150,000 shares will vest in equal yearly installments of 50% beginning on July 22, 2005; these options are subject to accelerated vesting if certain earnings targets are met. Regardless of vesting, none of these options are exercisable until July 22, 2005, and unexercised options will expire on July 22, 2012.

The Company is to maintain a renewable term life insurance policy for ten years covering each of Messrs. Kotick and Kelly for $3,000,000, naming each executive's estate or other designee as beneficiary.

If either executive's employment is terminated for any reason, the Company will pay his salary through the date of termination or death and any unpaid bonuses for prior fiscal years. If the termination is due to his death, the Company will pay the pro rata portion of his annual and performance bonuses for the current fiscal year and, as a death benefit, 300% of his annual salary for the most recently ended fiscal year. The Company has obtained insurance to cover the potential costs arising from payments to be made to the executive, his estate, or his beneficiaries in the event of termination due to his death or disability.

If either executive resigns for "good reason" or the Company terminates him without "cause" (each as defined in the employment agreements), the resigning or terminated executive also receives the pro rata portion of his annual and performance bonuses for the current fiscal year and continued medical benefits for him, his spouse and minor children, if any, for the longer of two years or the unexpired term. In addition, the resigning or terminated executive will receive a termination payment, which shall be the greater of (A) three times the annual salary and bonuses paid or payable to the executive for the most recently ended fiscal year, and (B) his salary payable for the unexpired term plus the annual and performance bonuses payable for the remaining term of the agreement (based on his bonuses-to-salary ratio for the two prior fiscal years).

If either executive dies, is terminated due to "disability" (as defined in the employment agreements) or without cause, or resigns for good reason, all of his options, whether granted under his employment agreement or granted at any time, before or after, shall vest and be exercisable until the later of the fifth anniversary of such event or May 22, 2010.

Unless Messrs. Kelly or Kotick resigns for good reason or is terminated for cause, he and the Company will enter into a four year consulting agreement, at the end of his employment, which shall provide for his services to the Company up to 20 hours per month; for fee compensation equal to 80% of his annual salary the year preceding his termination; for certain continuing medical, vacation, expense and office benefits; and that he may engage in other activities not directly competitive with the Company.

If Mr. Kotick or Mr. Kelly is employed by the Company immediately prior to a Change of Control (as defined in the employment agreements), the Company is required to pay him in cash an amount equal to (A) the number of shares of Company common stock underlying each of his outstanding options, times (B) the amount, if any, by which the exercise price of his options or the "Closing Share Value", whichever is less, exceeds the "Initial Share Value" (each as defined in the employment agreements). If the Closing Share Value is greater than the exercise price of his options, then the executive shall have the right either to retain the outstanding options, exercise them, or to exchange them for cash equal to the number of shares underlying the options multiplied by the amount by which the Closing Share Value exceeds the exercise price. Upon a Change of Control, all options then held by the executives shall immediately vest and be exercisable for ten years following the Change of Control, whether or not either continues to work for the Company. In addition, in the event of a Change of Control, the exercise price of Messrs. Kotick's and Kelly's options will be adjusted to equal the lower of the weighted average exercise price of all of Mr. Kotick's or of Mr. Kelly's options; provided that any options with an exercise price lower than the weighted average exercise price will not be adjusted.

If Mr. Kotick or Mr. Kelly resigns between three and nine months after a Change of Control, the resigning executive will receive: (i) a pro rata portion of his annual and performance bonuses for that fiscal year; (ii) the termination payment due to him as if he had resigned for good cause; and (iii) the continued medical benefits due to him and his family as if he resigned for good cause. If in the opinion of his tax counsel he has, or will receive, any compensation or recognize any income which constitutes an "excess parachute payment" under the Internal Revenue Code of 1986, as amended, the Company will pay him a sum equal to all taxes payable by him in connection with such compensation or income as well as his taxes on such amount.

The two executives' employment agreements also contain a two (2) year "non-compete" and "non-solicitation" clause. This clause does not apply in the event that the Company fails to pay the executive his termination or change of control compensation or otherwise fails to comply with its obligations under the employment agreements during those two years.

Ronald Doornink is party to an employment agreement with Activision Publishing, the Company's principal operating subsidiary, which terminates March 31, 2006. Mr. Doornink serves as President of the Company and Chief Executive Officer of Activision Publishing, and beginning April 1, 2005, his titles and responsibilities may be altered, subject to the consent of Activision Publishing, Inc. on or by October 31, 2004. Mr. Doornink's contract provides for a base salary for the fiscal year ending March 31, 2003 of $425,000. On April 1, 2003, and on each subsequent April 1, his base salary increases to one hundred ten percent (110%) of his salary for the prior fiscal year and may be further increased at the Board's discretion based on performance and salary reviews. Mr. Doornink may also be eligible for an annual bonus if he and the Company achieve financial and business objectives to be agreed upon.

In connection with the execution of his employment agreement, and in order to secure his long-term, exclusive commitment to the Company, the Company granted Mr. Doornink options to purchase up to an aggregate of 1,087,500 shares of the Company's common stock at a purchase price of approximately $15.293 per share (after adjustment for the 2003 stock split), which was the low bid price of the Company's common stock on the date of grant. The options were issued under the 2001 Plan and the 2002 Executive Plan. The options are scheduled to vest as follows: (A) 792,187 options will vest in installments of 264,063, 264,062, and 264,062 shares, respectively, on April 1, 2003, April 1, 2004, and April 1, 2005; (B) 70,313 options will vest on April 1, 2006; and (C) 225,000 options will vest on April 1, 2007, although these 225,000 may vest sooner if certain conditions are met.

Additionally, in connection with the extension of his employment agreement the Company granted Mr. Doornink options to purchase up to an aggregate of 300,000 shares of the Company's common stock at a purchase price of approximately $9.447 per share (after adjustment for the 2003 stock split), which was the low bid price of the Company's common stock on the date of grant. These options were issued under the 2002 Executive Plan. These options are scheduled to vest yearly in three equal annual installments beginning on April 1, 2004. By granting these options, it is believed that Mr. Doornink's long-term financial interests will become closely aligned will those of the Company.

The Company is to maintain a renewable term life insurance policy for ten years covering Mr. Doornink for $3,000,000, naming his estate or other designee as beneficiary.

If Mr. Doornink's employment is terminated, the Company will pay his salary through the date of his termination. If the termination is due to his death or disability, the Company will pay any unpaid bonuses for prior fiscal years, the pro rata portion of any bonus he has earned for the current fiscal year, and 300% of his annual salary for the most recently ended fiscal year (in the case of disability, less payments received under any Company-funded disability insurance plan). In addition, the Company shall continue medical coverage for him (in the case of disability), his spouse, and minor children, if any, for two years. The Company has obtained insurance to cover the potential costs arising from payments to be made to the executive, his estate, or his beneficiaries in the event of termination due to his death or disability. If the Company terminates him without "Cause" (as defined in the employment agreement), he will receive the same payments and benefits as if the termination was due to his death, except that in lieu of receiving 300% of his salary, he shall receive 50% of his base salary through March 31, 2005, and 100% of his annual bonuses (based on his bonus-to-salary ratio for the two prior fiscal years) for the remainder of the original term. If Mr. Doornink is terminated without Cause, the options he received under his present employment agreement shall vest and be exercisable until the fifth anniversary of such event, but options issued to him earlier will vest according to their original schedules.

If Mr. Doornink's employment is terminated (except for Cause), he and the Company will enter into a consulting agreement effective through March 31, 2007, which (A) requires that he provide his services to the Company up to 20 hours per month, (B) requires him to maintain an office at the Company's principal business location, (C) provides for fee compensation equal to 50% of his base salary through March 31, 2005, and then $250,000 per year through March 31, 2007, (D) provides for continuing medical, vacation, expense and office benefits and (E) permits him to engage in other activities not directly competitive with the Company.

If Mr. Doornink is employed by the Company immediately prior to a Change of Control (as defined in the employment agreement), and the Change of Control occurs on or prior to March 31, 2004, 50% of the unvested options granted to Mr. Doornink under the new employment agreement shall immediately vest.

If the Change of Control occurs during the fiscal year ending March 31, 2005, 75% of such unvested options shall immediately vest. If the Change of Control occurs after fiscal year ending March 31, 2005, all of his unvested options granted under his new employment contract shall immediately vest. In each of these cases, the vested options shall remain exercisable for a period of five years after such Change of Control.

Mr. Doornink's new employment agreement also contains a "non-compete" and "non-solicitation" clause which is effective during the term of the employment agreement and during the period of any consulting agreement, and the non-solicitation clause will stay in effect for an additional two years after either the end of the consulting agreement or the term of the agreement, whichever is later.

Activision Publishing has entered into an employment agreement with Lawrence Goldberg providing for his employment as Executive Vice President, Worldwide Studios. Mr. Goldberg's employment agreement, as amended, expires on March 31, 2005. Activision Publishing has also entered into an employment agreement with Kathy Vrabeck providing for her employment as Executive Vice President, Global Publishing and Brand Management. Ms. Vrabeck's employment agreement, as amended, expires on March 31, 2005.

Under their agreements, Mr. Goldberg and Ms. Vrabeck each received a base salary of $365,000 for the fiscal year ended March 31, 2003 and each is entitled to an annual base salary of $400,000 and $435,000 for the fiscal years ending March 31, 2004 and March 31, 2005, respectively. The foregoing annual base salaries may be increased based upon performance appraisal and salary review by the Company. In addition, Mr. Goldberg's and Ms. Vrabeck's employment agreements entitle each to receive an annual bonus for each fiscal year which is based upon, among other things, either the Company achieving corporate earning and operating margin goals (in the case of Mr. Goldberg) or the Company achieving specified corporate and divisional sales and profitability levels (in the case of Ms. Vrabeck).

In connection with the renewal and extension of their employment contracts, the Company in October 2002 granted to each of Mr. Goldberg and Ms. Vrabeck options to purchase up to an aggregate of 150,000 shares of the Company's common stock at a purchase price of $14.55 per share (after adjustment for the 2003 stock split), which was equal to the low bid price of the Company's common stock on the date of grant. These options vest in equal yearly installments of 25% beginning on the first anniversary of the grant date. The Company subsequently granted to Mr. Goldberg and Ms. Vrabeck each options to purchase up to an aggregate of 75,000 shares of the Company's common stock at a price of $9.69 per share (after adjustment for the 2003 stock split), which was equal to the low bid price of the common stock on the date of grant. Beginning April 1, 2003, such options vest in five yearly installments of 20%.

In addition, in accordance with his employment agreement (i) on January 2, 2001, the Company granted Mr. Goldberg options to purchase up to an aggregate of 168,750 shares of the Company's common stock at a purchase price of $6.056 per share (after adjustment for the 2003 stock split), which was equal to the low bid price of the Company's common stock on the date of grant. Such options vest at intervals through January 1, 2005; and (ii) on April 1, 2001, the Company granted to Mr. Goldberg options to purchase up to an aggregate of 45,000 shares of the Company's common stock at a purchase price of $9.278 per share (after adjustment for the 2003 stock split), which was equal to the low bid price of the Company's common stock on the date of grant. All of these options have vested.

In addition, in accordance to her employment agreement, Ms. Vrabeck is eligible to receive annual stock options under the Company's stock option plans, at the discretion of the Board of Directors.

Michael J. Rowe is party to an employment agreement with the Company, providing for his employment as Executive Vice President, Human Resources. Mr. Rowe's employment agreement expires on March 31, 2005. Under the agreement, Mr. Rowe received an annual base salary of $285,000 for the fiscal year ended March 31, 2003, and is entitled to an annual base salary of $305,000 and $325,000 for the fiscal years ending March 31, 2004 and March 31, 2005, respectively.

Effective as of April 1, 2002, Activision Publishing entered into an employment agreement with William J. Chardavoyne providing for his employment as Executive Vice President, Finance. Mr. Chardavoyne's employment agreement expires on March 31, 2005. Under the agreement, Mr. Chardavoyne is received an annual base salary of $325,000 for the fiscal year ending March 31, 2003, and is entitled to receive an annual base salary of $345,000 and $365,000 for the fiscal year ending March 31, 2004 and the fiscal year ending March 31, 2005, respectively.

The annual base salaries of Messrs. Rowe and Chardavoyne may be increased based upon performance appraisal and salary review by the Company. Messrs. Rowe and Chardavoyne are each also entitled to receive an annual bonus for each fiscal year during which he is employed under such agreement based upon, among other things, the Company achieving corporate earning and operating margin goals.

In addition, pursuant to his employment agreement, the Company granted Mr. Chardavoyne options to purchase up to an aggregate of 120,000 shares of the Company's common stock at a purchase price of $18.41 per share, which was equal to the low bid price of the Company's common stock on the date of grant. The options will vest in four equal annual installments commencing on the first anniversary of Mr. Chardavoyne's employment.

INDEBTEDNESS OF MANAGEMENT

During fiscal 2003 there were no loans outstanding, nor were any loans extended, to the Executive Officers of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Mr. Morgado (Chairman), Ms. Isgur and Mr. Mayer, none of whom is, or has been, an officer or employee of the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Compensation Committee Responsibilities and Composition

During the 2003 fiscal year, the Compensation Committee consisted of Mr. Morgado, Ms. Isgur and Mr. Mayer, each of whom meets the definition of "independent" in the current and proposed rules of the NASDAQ Stock Market. Mr. Morgado is the Chairman of the committee.

The Compensation Committee reviews and approves the compensation policies and programs applicable to senior executives of the Company and reviews and approves the salary, bonus and long term compensation for each of the Executive Officers, including the Chairman and the Co-Chairman of the Company and the President and Chief Executive Officer of Activision Publishing. The Compensation Committee is also responsible for administering the Company's stock option and incentive plans and the Company's employee stock purchase plans. In September 2002, the Board adopted a formal charter that describes these responsibilities and provides that all members of the Compensation Committee must be independent as defined in applicable regulations and listing standards.

Activision's Compensation Philosophy and Objectives

Activision has formulated and implements its compensation programs and policies to achieve the following broad objectives:

     - Motivate and reward individual and team performance in relation to Company wide and business unit operating plans and objectives;

     - Advance organizational stability by fostering loyalty and by obtaining contractual commitments from senior employees; and

     -    Align employee goals with long term growth of stockholder value.

We seek to achieve these objectives by linking a significant portion of compensation, both annual and long term, to specific performance goals; by remaining competitive in the market for executive talent; through long term compensation vesting requirements and executive employment agreements; and through the grant of stock options.

The Compensation Committee works closely with the Company's Human Resources Department and with the Chairman, Co-Chairman and President to formulate the Company's plans and programs and to fix compensation of senior executives, including the Executive Officers. Among other things, the Company conducts periodic market surveys to determine the range of salary, benefits, bonus, equity and other compensation appropriate for the position and for the particular geographic territory. We recruit senior management from many established entertainment, consumer products and technology companies, and our executives are subject to competitive recruiting efforts from these and other companies. We are therefore responsive to market needs when we formulate our programs and fix senior executive compensation.

Executive Compensation

The key elements of the Company's executive compensation package consist of base salary, annual incentive bonus and stock options. The Company regularly evaluates the balance among these three components of compensation in light of the Company's ongoing recruitment and retention programs and market requirements. Executive Officer compensation and the Company's general compensation policies and programs for all senior employees are customarily reviewed in the fourth fiscal quarter, with adjustments effective at the beginning of the next fiscal year.

Base Salaries. Each of the Company's Executive Officers has entered into an employment agreement that sets minimum base salaries for each year of the agreement. Such base salaries may also be subject to increases based on annual performance evaluations and salary reviews. The base salary, taken in the context of the executive's entire compensation package, is intended to be competitive with base salaries paid to executives with comparable qualifications, experience and responsibilities at other similar companies and at the companies with whom Activision competes for talent.

Annual Incentive Bonuses. Consistent with its goal of motivating employees to achieve Company objectives, Activision believes a significant portion of compensation should be linked to performance. The Company's annual bonus program has historically tied annual bonuses to objective criteria, with individual bonuses and discretionary bonus pools subject to achievement of individual, team and Company-wide operating plans. Objective criteria and bonus potential, expressed as a percentage of base salary, are fixed prior to the beginning of each fiscal year and performance is reviewed and bonuses determined shortly after fiscal year end. Over time, the Company has regularly refined the annual performance objectives to better align them with key operating goals and has also raised the operating objectives to create incentives for improved Company and business unit performance. For fiscal 2003, the Company continued this program, with bonus criteria and payouts tied to higher year over year goals throughout the organization. As a result, overall fiscal 2003 bonus payments were lower as a percentage of base salaries than in previous years.

Stock Options. We believe that stock options are an essential component of total compensation. Through options, the interests of executives are aligned with those of our Stockholders because compensation is directly linked to an increase in share value. We believe that over time equity based compensation has been a major factor in Activision's ability to recruit and retain employees and in our ability to achieve our growth and market position. Many of our competitors for executive talent rely heavily on stock options and other equity based compensation, and we expect that this will continue in the future. We believe therefore that the granting of options is a competitive necessity for the Company.

Stock options are typically granted to an executive officer when the officer first joins the Company, in connection with the executive entering into an employment contract or an extension or renewal of the contract, or in connection with a significant change in position. Options are also granted annually to provide incentives for continued employment and retention of employment. All option grants made by the Compensation Committee are made at fair market value on the date of the grant and are typically subject to vesting periods.

The Company is focused on an overall shift in the balance of year-end compensation from stock options to incentive cash bonuses and an overall reduction in option grant targets as a component of annual compensation. In fiscal 2003, however, option grants were made in connection with Executive Officer contract renewals and extensions, employee retention and annual grants. In addition, in fiscal 2003, we generally lengthened the vesting period for stock options and effectively linked the ability of Executive Officers to realize a significant portion of the value of their stock option grants to the achievement of performance criteria.

Fiscal 2003 Compensation for Chairman, Co-Chairman and Chief Executive Officer, Activision Publishing.

Each of Messrs. Kotick, Kelly and Doornink is a party to a long term employment agreement, described under the heading "Employment Agreements," which fixes base salary and certain benefits. Messrs. Kotick and Kelly are compensated at the same level.

In a process similar to that described above for Executive Officers, the Compensation Committee reviews and fixes compensation for Messrs. Kotick, Kelly and Doornink. At the beginning of the 2003 fiscal year, the Compensation

Committee fixed specific performance goals for the year based on overall Company operating and strategic objectives, including objectives relating to earnings per share, operating earnings, certain other operating and balance sheet metrics and capital raising activities. In April, 2003, the Compensation Committee determined that Messrs. Kotick and Kelly achieved performance goals such that they should be granted year end bonuses in the form of long term compensation through stock options. The Compensation Committee therefore approved the grant of options to each of Messrs. Kotick and Kelly to purchase 153,000 shares at an exercise price of $9.43 per share (the then fair market value), and no cash bonus was paid. A portion of the options vest over a three year period and a substantial portion vest at the end of seven years, but subject to earlier vesting upon achievement of additional performance criteria. The Compensation Committee determined that Mr. Doornink had achieved his performance goals such that he was eligible for a bonus of $192,694, which was approximately 45% of his base salary.

                                Robert J. Morgado, Chairman
                                Barbara S. Isgur
                                Steven T. Mayer

COMMON SHARE PRICE PERFORMANCE GRAPH

The graph below compares the Company's cumulative total Stockholder return on its common stock for the period from March 31, 1998 through March 31, 2003, with the total cumulative return of the NASDAQ Market Index and RDG Technology Composite Index over the same period. The graph also reflects the comparison to JP Morgan H & Q Technology Index through March 31, 2002, which no longer exists, but which had been used by the Company in previous years.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company's common stock.

The graph below shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.


                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
          Among Activision, Inc., The NASDAQ Stock Market (U.S.) Index
                       The JP Morgan H&Q Technology Index
                     and the RDT Technology Composite Index

                                    JP Morgan       NASDAQ              RDG
                    Activision,        H&Q           Stock           Technology
                        Inc.        Technology     Market (US)       Composite
                    -----------     ----------     ----------        ---------
        Mar-98        100             100            100             100
        Mar-99        115.12          139.91         135.08          166.77
        Mar-00        112.21          323.64         250.99          332.86
        Mar-01        226.17          129.70         100.60          134.97
        Mar-02        416.21          115.51         101.32          127.68
        Mar-03        201.62                          74.38           80.14

*100 invested on 3/31/98 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except where noted, the following table sets forth information, as of June 25, 2003, with respect to the beneficial ownership of the Company's common stock by:
(i) each Stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each person who was a Director and each nominee for election as director; (iii) each Executive Officer named in the Summary Compensation Table below; and (iv) all Executive Officers and Directors as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by him or her.

                                             Shares Beneficially Owned
                                    --------------------------------------------
                                                                      Percent
                                                                        of
                                    Number         Right to         Outstanding
Beneficial Owner                    Owned         Acquire (1)        Shares (2)
--------------------------------------------------------------------------------
FMR Corp. (3)                      8,987,434           _                10.22%
   82 Devonshire St.
   Boston, MA 02109
--------------------------------------------------------------------------------
UBS Securities LLC (4)             5,011,276           _                 5.70%
   1285 Avenue of the Americas
   New York, New York 10019
--------------------------------------------------------------------------------
Robert A. Kotick (5)               1,948,622        4,016,935            6.48%
   c/o Activision, Inc.
   3100 Ocean Park Boulevard
   Santa Monica, CA 90405
--------------------------------------------------------------------------------
Brian G. Kelly (6)                   610,870        3,800,307            4.81%
--------------------------------------------------------------------------------
Ronald Doornink                       60,000        1,060,937            1.26%
--------------------------------------------------------------------------------
William J. Chardavoyne                 23,911         191,250               *
--------------------------------------------------------------------------------
Michael J. Rowe                         4,500         101,250               *
--------------------------------------------------------------------------------
Lawrence Goldberg                       3,772         227,810               *
--------------------------------------------------------------------------------

Kathy Vrabeck                           5,911         170,625               *
--------------------------------------------------------------------------------
Steven T. Mayer, Director                 322          54,188               *
--------------------------------------------------------------------------------
Barbara S. Isgur, Director              1,500         120,188               *
--------------------------------------------------------------------------------
Robert J. Morgado, Director            18,750         186,940               *
--------------------------------------------------------------------------------
Kenneth L. Henderson, Director          1,125          45,938               *
--------------------------------------------------------------------------------
All Directors and Executive
 Officers as a Group (13 persons)   2,906,025     10,162,368            13.32%
--------------------------------------------------------------------------------

*Percent of class less than 1%.

(1) Shares that can be acquired within 60 days through the exercise of options or warrants.

(2) The outstanding shares was computed based on 87,976,440 shares of the Company's common stock outstanding as of June 25, 2003 and, in each individual's case, the number of shares of the Company's common stock issuable upon the exercise of the warrants or options exercisable within 60 days held by such individual, but does not include the number of shares of common stock issuable upon the exercise of any other outstanding Director or employee warrants or options or, in the case of all Directors and Executive Officers as a Group, the number of shares of the Company's common stock issuable upon the exercise of warrants or options exercisable within 60 days held by all such individuals.

(3) The Schedule 13F filed by FMR Corp. with the Securities and Exchange Commission on March 31, 2003 indicates that it was the beneficial owner of 8,987,434 shares of Common Stock (adjusted for the stock split).

(4) The Schedule 13F filed by UBS Securities LLC with the Securities and Exchange Commission on March 31, 2003 indicates that it was the beneficial owner of 5,011,276 shares of Common Stock (adjusted for the stock split).

(5) Includes 42,166 shares owned directly by Delmonte Investments, L.L.C., of which Mr. Kotick is a controlling person. Does not include options to purchase 91,551 shares of common stock transferred by Mr. Kotick to an irrevocable trust for the benefit of his minor children with respect to which Mr. Kotick disclaims beneficial ownership. Includes options to purchase 2,205,862 shares of common stock held by 1011 Partners, LLC of which Mr. Kotick and his spouse are the sole members.

(6) Includes 42,166 shares owned directly by Delmonte Investments, L.L.C., of which Mr. Kelly is a controlling person.

EQUITY COMPENSATION PLANS

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of March 31, 2003 (amounts in thousands, except per share amounts):

                         Number of                                Number of
                        securities to                             securities
                       be issued upon                             remaining
                          exercise                              available for
                       of outstanding     Weighted-average          future
                         options,        exercise price of         issuance
                       warrants and     outstanding options,     under equity
Plan Category             rights        warrants and rights   compensation plans
--------------------------------------------------------------------------------

Equity compensation       8,883            $   11.69               1,041
 plans approved by
 security holders


Equity compensation      16,913            $    8.39                 543
 plans not approved
 by security holders

Total                    25,796            $    9.53               1,584


The Company's Board approved the Activision, Inc. 1999 Incentive Plan, as amended (the "1999 Plan"), the Activision, Inc. 2002 Incentive Plan, as amended (the "2002 Plan"), and the Activision, Inc. 2002 Studio Employee Retention Incentive Plan, as amended (the "2002 Studio Plan"). The 1999 Plan and 2002 Plan permit the granting of "Awards" in the form of non-qualified stock options, incentive stock options ("ISOs"), share appreciation rights ("SARs"), restricted stock awards, deferred stock awards, and other common stock-based awards. The 1999 Plan allows the granting of Awards to any employees of the Company, including directors, officers, and consultants of Activision. The 2002 Plan, however, provides for the granting of awards only to non-executive officers, employees, and consultants of the Company. The 2002 Studio Plan permits the granting of "Awards" only in the form of non-qualified stock options and restricted stock awards to key studio employees (including non-executive officers) and consultants. All of these plans require available shares to consist, in whole or in part, of authorized and unissued shares or treasury shares, and all of these plans generally prohibit the Company from reducing the exercise prices of stock options after they are issued.

As of March 31, 2003, approximately 55,500 shares were available for grant under the 1999 Plan; approximately 420,000 shares were available for grant under the 2002 Plan; and approximately 67,500 shares were available for grant under the 2002 Studio Plan. On April 29, 2003, the Board approved a 3,000,000 share increase to the total number of shares available for grant under the 2002 Plan. As of March 31, 2003, there were outstanding options to purchase a total of approximately 4,551,000 shares under the 1999 Plan; 3,105,000 shares under the 2002 Plan; and 2,182,500 shares under the 2002 Studio Plan.

The Company's Board of Directors and Compensation Committee also approved the issuance of options, outside of any Company option plan set forth above pursuant to the Company's supplemental option program, to purchase common stock to certain executives and employees of the Company. As of March 31, 2003, there were outstanding supplemental program options to purchase up to approximately 5,705,000 shares with a weighted-average exercise price of $4.64. The material terms of these options were identical to those under the various stock option plans sponsored by the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2003

ACTIVISION, INC.

By: /s/ George Rose
    ------------------------
        (George Rose)
        Senior Vice President,
        General Counsel and Secretary

                                 CERTIFICATION

I, Robert A. Kotick, Chief Executive Officer of Activision, Inc., certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Activision, Inc.;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    July 29, 2003

                                /s/ Robert A. Kotick
                                ---------------------------
                                Robert A. Kotick
                                Chief Executive Officer

                                 CERTIFICATION

I, Ronald Doornink, President of Activision Inc., and Chief Executive Officer of Activision Publishing, Inc., certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Activision, Inc.;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    July 29, 2003

                                /s/ Ronald Doornink
                                ---------------------
                                Ronald Doornink
                                President, Activision, Inc. and
                                Chief Executive Officer,
                                Activision Publishing, Inc.

                                 CERTIFICATION

I, William J. Chardavoyne, Executive Vice President and Chief Financial Officer of Activision, Inc., certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Activision, Inc.;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    July 29, 2003

                                /s/ William J. Chardavoyne
                                ---------------------------
                                William J. Chardavoyne
                                Executive Vice President and
                                Chief Financial Officer