Form 10-Q
period 2003-06-30
ACTIVISION INC /NY
filed 2003-08-04
CIK 718877

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

(310) 255-2000
(Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s Common Stock outstanding as of July 25, 2003 was 88,102,997.

ACTIVISION, INC. AND SUBSIDIARIES

Part I.  Financial Information.

Item 1.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$290,833	$285,554
Short-term investments	98,942	121,400
Accounts receivable, net of allowances of $56,819 and $57,356 at June 30, 2003 and March 31, 2003, respectively	33,328	15,822
Inventories	25,107	19,577
Software development	25,768	26,791
Intellectual property licenses	19,229	8,906
Deferred income taxes	33,475	38,290
Other current assets	22,324	10,565

Total current assets	549,006	526,905

Software development	45,667	35,281
Intellectual property licenses	26,456	36,943
Property and equipment, net	26,358	22,265
Deferred income taxes	13,696	10,322
Other assets	1,902	5,081
Goodwill	67,672	68,019

Total assets	$730,757	$704,816

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$147
Accounts payable	51,340	45,602
Accrued expenses	48,062	58,656

Total current liabilities	99,402	104,405

Long-term debt, less current portion	—	2,671

Total liabilities	99,402	107,076

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at June 30, 2003 and March 31, 2003	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at June 30, 2003 and March 31, 2003	—	—
Common stock, $.000001 par value, 125,000,000 shares authorized, 107,613,658 and 107,372,727 shares issued and 88,016,775 and 90,084,245 shares outstanding at June 30, 2003 and March 31, 2003, respectively	—	—
Additional paid-in capital	639,307	592,295
Retained earnings	134,727	130,564
Less: Treasury stock, at cost, 19,596,883 and 17,288,482 shares at June 30, 2003 and March 31, 2003, respectively	(142,946)	(121,685)
Accumulated other comprehensive income (loss)	267	(3,434)

Total shareholders’ equity	631,355	597,740

Total liabilities and shareholders’ equity	$730,757	$704,816

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,
	2003	2002

Net revenues	$158,725	$191,258

Costs and expenses:
Cost of sales – product costs	76,610	83,344
Cost of sales – software royalties and amortization	15,498	15,838
Cost of sales – intellectual property licenses	10,143	12,643
Product development	13,580	11,751
Sales and marketing	26,285	21,993
General and administrative	11,463	14,493

Total costs and expenses	153,579	160,062

Operating income	5,146	31,196

Investment income, net	1,257	1,156

Income before income tax provision	6,403	32,352

Income tax provision	2,240	11,648

Net income	$4,163	$20,704

Basic earnings per share	$0.05	$0.23

Weighted average common shares outstanding	88,046	90,059

Diluted earnings per share	$0.04	$0.21

Weighted average common shares outstanding assuming dilution	93,770	100,125

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$4,163	$20,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,441	(1,566)
Depreciation and amortization	2,251	2,168
Amortization of capitalized software development costs and intellectual property licenses	19,045	18,527
Tax benefit of stock options and warrants exercised	512	12,753
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(17,406)	12,946
Inventories	(5,530)	(4,703)
Software development and intellectual property licenses	(28,244)	(33,187)
Other assets	(3,102)	6,061
Accounts payable	5,738	(18,649)
Accrued expenses and other liabilities	(2,566)	2,994

Net cash provided by (used in) operating activities	(23,698)	18,048

Cash flows from investing activities:
Capital expenditures	(5,671)	(1,860)
Proceeds from disposal of property and equipment	—	408
Purchases of short-term investments	(24,500)	—
Proceeds from sales and maturities of short-term investments	46,930	—
Cash payment to effect business combinations, net of cash acquired	—	(12,091)
Minority capital investment	—	(1,500)

Net cash provided by (used in) investing activities	16,759	(15,043)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	1,423	15,059
Other borrowings, net	(2,818)	1,184
Proceeds from issuance of common stock pursuant to underwritten public offering, net of offering costs	—	248,102
Purchase of structured stock repurchase transactions	(36,420)	—
Settlement of structured stock repurchase transactions	65,903	—
Purchase of treasury stock	(18,814)	—

Net cash provided by financing activities	9,274	264,345

Effect of exchange rate changes on cash	2,944	3,973

Net increase in cash and cash equivalents	5,279	271,323

Cash and cash equivalents at beginning of period	285,554	279,007

Cash and cash equivalents at end of period	$290,833	$550,330

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2003
(Unaudited)
(In thousands)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

	Common Stock				Treasury Stock
	Shares	Amounts			Shares	Amounts
Balance, March 31, 2003	107,373	$—	$592,295	$130,564	(17,288)	$(121,685)	$(3,434)	$597,740
Components of comprehensive income:
Net income	—	—	—	4,163	—	—	—	4,163
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(24)	(24)
Foreign currency translation adjustment	—	—	—	—	—	—	3,725	3,725
Total comprehensive income								7,864
Issuance of common stock pursuant to employee stock option and stock purchase plans and common stock warrants	241	—	1,423	—	—	—	—	1,423
Tax benefit attributable to employee stock options and common stock warrants	—	—	512	—	—	—	—	512
Structured stock repurchase transactions	—	—	(36,420)	—	—	—	—	(36,420)
Settlement of structured stock repurchase transactions	—	—	81,497	—	(1,144)	(10,000)	—	71,497
Purchase of treasury stock	—	—	—	—	(1,165)	(11,261)	—	(11,261)

Balance, June 30, 2003	107,614	$—	$639,307	$134,727	(19,597)	$(142,946)	$267	$631,355

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2003

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries (“Activision” or “we”).  The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented.  The consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2003 as filed with the Securities and Exchange Commission (“SEC”).

Software Development Costs and Intellectual Property Licenses

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of cost of sales – software royalties and amortization, capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  Criteria used to evaluate expected product performance include historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis.  The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of cost of sales – intellectual property licenses, capitalized intellectual property costs when we believe such amounts are not recoverable.  Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Criteria used to evaluate expected product performance include historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123, “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date.  Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price.  At June 30, 2003, we had several stock-based employee compensation plans, which are described more fully in Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2003 filed with the SEC. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income for any periods presented, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share data):

	Three months ended June 30,
	2003	2002
Net income, as reported	$4,163	$20,704
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,535)	(4,769)

Pro forma net income (loss)	$(1,372)	$15,935

Earnings (loss) per share

Basic - as reported	$0.05	$0.23
Basic - pro forma	$(0.02)	$0.18

Diluted - as reported	$0.04	$0.21
Diluted - pro forma	$(0.02)	$0.16

The fair value of options granted in the three months ended June 30, 2003 and 2002 has been estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.  We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating expected stock price volatility.  In prior fiscal years, the historical stock price volatility used was based on the daily, low stock price of our common stock, which, in recent years, resulted in an expected volatility ranging from approximately 65% to 70%.  For options granted during the three months ended June 30, 2003, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility of approximately 47%.  Management believes such amount is more representative of prospective trends.

2.              Stock Split

In April 2003, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on June 6, 2003 to shareholders of record as of May 16, 2003.  The par value of our common stock was maintained at the pre-split amount of $.000001.  The consolidated financial statements and Notes thereto, including all share and per share data, have been restated as if the stock split had occurred as of the earliest period presented.

3.     Cash, Cash Equivalents and Short-Term Investments

Short-term investments generally mature between three months and two years.  Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such securities represent the investment of cash that is available for current operations.  All of our short-term investments are classified as available-for-sale and are carried at fair market value with unrealized appreciation (depreciation) reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.  The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment income, net.

The following table summarizes our investments in securities as of June 30, 2003 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$98,024	$—	$—	$98,024
Money market funds	39,206	—	—	39,206
Auction rate notes	153,603	—	—	153,603

Cash and cash equivalents	290,833	—	—	290,833

Short-term investments:
Corporate bonds	16,647	17	—	16,664
Taxable senior debt	2,253	—	—	2,253
U.S. agency issues	42,847	80	(132)	42,795
Asset-backed securities	24,574	160	(15)	24,719
Municipal bonds	12,511	—	—	12,511

Short-term investments	98,832	257	(147)	98,942

Cash, cash equivalents and short-term investments	$389,665	$257	$(147)	$389,775

The following table summarizes the maturities of our investments in debt securities as of June 30, 2003 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$199,301	$199,268
Due after one year through two years	28,560	28,558
	227,861	227,826
Asset-backed securities	24,574	24,719

Total	$252,435	$252,545

For the three months ended June 30, 2003, net realized gains on short-term investments consisted of no gross realized gains and $4,000 of gross realized losses.  There was no net realized gain (loss) for the three months ended June 30, 2002.

4.              Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Our inventories consist of the following (amounts in thousands):

	June 30, 2003	March 31, 2003
Purchased parts and components	$1,105	$1,129
Finished goods	24,002	18,448

	$25,107	$19,577

5.              Goodwill

The changes in the carrying amount of goodwill for the three months ended June 30, 2003 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2003	$63,194	$4,825	$68,019
Adjustment to original purchase allocation	(575)	—	(575)
Effect of foreign currency exchange rates	—	228	228

Balance as of June 30, 2003	$62,619	$5,053	$67,672

6.              Income Taxes

The income tax provision of $2.2 million for the three months ended June 30, 2003 reflects our effective income tax rate of approximately 35%.  State taxes, partially offset by research and development tax credits and the impact of foreign tax rate differentials, resulted in an effective income tax rate equal to our statutory rate of 35%.  The income tax provision of $11.6 million for the three months ended June 30, 2002 reflects our effective income tax rate of approximately 36%.  The significant item that generated the variance between our effective rate as of June 30, 2002 and our statutory rate of 35% was state taxes, partially offset by research and development tax credits.

7.              Software Development Costs and Intellectual Property Licenses

As of June 30, 2003, capitalized software development costs included $32.7 million of internally developed software costs and $38.7 million of payments made to third-party software developers.  As of March 31, 2003, capitalized software development costs included $26.0 million of internally developed software costs and $36.1 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $45.7 million and $45.8 million as of June 30, 2003 and March 31, 2003, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses were $19.0 million and $18.5 million for the three months ended June 30, 2003 and 2002, respectively.

8.              Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income

The components of comprehensive income for the three months ended June 30, 2003 and 2002 were as follows (amounts in thousands):

	Three months ended June 30,
	2003	2002

Net income	$4,163	$20,704

Other comprehensive income (loss)
Foreign currency translation adjustment	3,725	5,380
Unrealized depreciation on short-term investments	(24)	—

Other comprehensive income	3,701	5,380

Comprehensive income	$7,864	$26,084

Accumulated Other Comprehensive Income (Loss)

For the three months ended June 30, 2002, accumulated other comprehensive loss primarily consisted of foreign currency translation adjustments.

For the three months ended June 30, 2003, the components of accumulated other comprehensive income were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2003	$(3,568)	$134	$(3,434)
Other comprehensive income (loss)	3,725	(24)	3,701

Balance, June 30, 2003	$157	$110	$267

The amounts above are shown net of taxes.  The income taxes related to other comprehensive income were not significant, as income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

9.              Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended June 30,
	2003	2002
Interest expense	$(195)	$(536)
Interest income	1,456	1,692
Net realized loss on investments	(4)	—

Investment income, net	$1,257	$1,156

10.       Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Three months ended June 30,
	2003	2002
Non-cash investing and financing activities:
Subsidiaries acquired with common stock	$—	$8,193
Issuance of options and common stock warrants in exchange for licensing rights and other services	—	2,184
Stock offering costs	—	781
Change in unrealized appreciation on short-term investments	24	—

Supplemental cash flow information:
Cash paid for income taxes	$3,349	$1,314
Cash paid (received) for interest, net	(1,743)	(1,546)

11.  Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with third-party publishers.  In the United States, our products are sold primarily on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and office super-stores.  We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries located in the United Kingdom, the Netherlands and Germany.

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

The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2003.  Revenue derived from sales between segments is eliminated in consolidation.

Information on the reportable segments for the three months ended June 30, 2003 and 2002 is as follows (amounts in thousands):

	Three months ended June 30, 2003
	Publishing	Distribution	Total

Total segment revenues	$114,405	$44,320	$158,725
Revenues from sales between segments	(9,670)	9,670	—

Revenues from external customers	$104,735	$53,990	$158,725

Operating income (loss)	$5,170	$(24)	$5,146

Total assets	$643,200	$87,557	$730,757

	Three months ended June 30, 2002
	Publishing	Distribution	Total

Total segment revenues	$153,145	$38,113	$191,258
Revenues from sales between segments	(15,651)	15,651	—

Revenues from external customers	$137,494	$53,764	$191,258

Operating income (loss)	$32,461	$(1,265)	$31,196

Total assets	$770,187	$84,566	$854,753

Geographic information for the three months ended June 30, 2003 and 2002 is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended June 30,
	2003	2002

United States	$82,739	$107,104
Europe	72,740	79,992
Other	3,246	4,162

Total	$158,725	$191,258

Revenues by platform were as follows (amounts in thousands):

	Three months ended June 30,
	2003	2002

Console	$123,826	$144,266
Hand-held	7,508	13,289
PC	27,391	33,703

Total	$158,725	$191,258

As of and for the three months ended June 30, 2003, we had one customer that accounted for 16% of consolidated net revenues and 29% of consolidated accounts receivable, net.  As of and for the three months ended June 30, 2002 we had one customer that accounted for 17% of consolidated net revenues and 27% of consolidated accounts receivable, net.  This customer was the same customer in both periods and was a customer of both our publishing and distribution businesses.

12.  Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended June 30,
	2003	2002

Numerator:
Numerator for basic and diluted earnings per share - income available to common shareholders	$4,163	$20,704

Denominator:
Denominator for basic earnings per share weighted average common shares outstanding	88,046	90,059

Effect of dilutive securities:
Employee stock options and stock purchase plan	5,426	9,645
Warrants to purchase common stock	298	421

Potential dilutive common shares	5,724	10,066

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	93,770	100,125

Basic earnings per share	$0.05	$0.23

Diluted earnings per share	$0.04	$0. 21

Options to purchase 8,642,016 shares of common stock at exercise prices ranging from $10.85 to $22.16 and options to purchase 23,030 shares of common stock at exercise prices ranging from $18.89 to $22.16 were outstanding for the three months ended June 30, 2003 and 2002, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

13.  Commitments

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the United Kingdom (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  As of June 30, 2003, the UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.6 million ($14.2 million), including issuing letters of credit, on a revolving basis. Furthermore, as of June 30, 2003, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.0 million) guarantee for the benefit of our CD Contact subsidiary.  The UK Facility bears interest at LIBOR plus 1.5%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2003.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of June 30, 2003, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of June 30, 2003.  The German Facility provided for revolving loans up to EUR 0.8 million ($0.9 million) as of June 30, 2003, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by the subsidiary’s accounts receivable, inventory and certain property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of June 30, 2003.  Effective July 1, 2003, the German Facility was reduced to EUR 0.5 million ($0.6 million).

Developer and Intellectual Property Contracts

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of June 30, 2003 is approximately $121.9 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,

2004	$68,046
2005	34,522
2006	11,050
2007	3,950
2008 and thereafter	4,376

Total	$121,944

The commitment schedule above excludes approximately $9.3 million of commitments originally scheduled to be paid between fiscal 2004 through fiscal 2007 relating to an intellectual property rights agreement with a third party.  Effective June 30, 2003, we terminated the agreement and filed a breach of contract suit against the third party.

Legal and Regulatory Proceedings

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

On July 11, 2003, we were informed by the staff of the SEC that the SEC has commenced a non-public formal investigation captioned “In the Matter of Certain Video Game Manufacturers and Distributors.” The investigation appears to be focused on certain accounting practices common to the interactive entertainment industry, with specific emphasis on revenue recognition. In connection with this inquiry, the SEC submitted to us a request for information. The SEC staff also informed us that other companies in the video game industry received similar requests for information. The SEC has advised us that this request for information should not be construed as an indication from the SEC or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security. We intend to cooperate fully with the SEC in the conduct of this inquiry.

14.  Capital Transactions

During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured option transactions, and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

During the three months ended June 30, 2003, we repurchased approximately 1.2 million shares of our common stock for $11.3 million.  In addition, approximately 1.1 million shares of common stock were acquired in the three months ended June 30, 2003 as a result of the settlement of a structured stock repurchase transaction entered into in fiscal 2003.  As of June 30, 2003, we had outstanding structured stock repurchase transactions in the aggregate amount of approximately $71.4 million. These transactions may be settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we will either have our capital investment returned with a premium or receive up to approximately 7.9 million shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.  These transactions are recorded in shareholders’ equity in the accompanying consolidated balance sheet as of June 30, 2003.  In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in shareholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

15.  Related Parties

In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years.  For the three months ended June 30, 2003 and 2002, the fees we paid to the law firm account for less than 1% of the firm’s total revenues.  The rates charged to us were at arm’s length, and we believe that the fees are competitive with the fees charged by other law firms.

16.  Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  The guidance is to be applied prospectively.  We are currently assessing the impact SFAS No. 149 will have upon our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 will not have a material impact on our financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a growing variety of consumer demographics.

Our products cover game categories such as action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  We currently offer our products in versions that operate on the Sony PlayStation 2 (“PS2”), Sony PlayStation (“PS1”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”) hand-held device and the personal computer (“PC”).  In prior years, we have also offered our products on the Nintendo 64 (“N64”) and Sega Dreamcast (“Dreamcast”) console systems and Nintendo Game Boy Color (“GBC”) hand-held device.  Sony recently announced that it would be re-entering the hand-held hardware market with the introduction of its hand-held gaming device, PlayStation Portable (“PSP”).  PSP is currently expected to be released in the fourth quarter of calendar 2004.  We expect that we will develop titles for this new platform.

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

Our profitability is directly affected by the mix of revenues from our publishing and distribution businesses. Operating margins realized from our publishing business are substantially higher than margins realized from our distribution business.  Operating margins in our publishing business are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact our operating margin. Operating margins in our distribution business are affected by the mix of hardware and software sales, with software producing higher margins than hardware.

Our focus with respect to future game development will be on big, well-established brands that we believe we can build into successful game franchises such as our superheroes and action sports brands.  With regard to our superheroes brands, in August 2002, we exercised an option to develop and publish the video game based on the sequel to the “Spider-Man” movie, which is expected to be theatrically released in the summer of 2004.  Spider-Man: The Movie was a key release for the first quarter of fiscal 2003 and performed strongly throughout fiscal 2003.  In December 2002, we expanded our long-term alliance with Marvel Enterprises through an exclusive, multi-year, licensing agreement that expires in 2009.  The agreement extends our exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man, X-MEN, Fantastic Four and Iron Man.  The agreement additionally provides us the rights to develop video games in conjunction with motion pictures and television series involving X-MEN, Fantastic Four and Iron Man.  Further, another of our key strategies is to continue to be a leader in the action sports category.  We will continue to promote our action sports franchises with the release of titles for existing franchises such as Tony Hawk’s Underground, as well as new action sports titles related to motor cross and snowboarding.  We will also continue to develop new intellectual properties, such as the upcoming titles True Crime: Streets of L.A. and Call of Duty, which we hope to establish as franchise properties.

We will also continue to evaluate emerging brands that we believe have potential to become successful game franchises.  For example, in August 2002, we entered into an exclusive licensing agreement to develop and publish video games for the best-selling children’s book series, Lemony Snicket’s “A Series of Unfortunate Events” which is being developed for a feature film by Paramount Pictures and Nickelodeon Movies.  In

December 2002, we entered into a multi-year, multi-property, publishing agreement with DreamWorks SKG that grants us the exclusive rights to publish video games based on DreamWorks SKG’s upcoming computer-animated films, “Sharkslayer,” “Madagascar” and “Over the Hedge,” as well as their sequels.  In fiscal 2003, we additionally entered into an agreement to license the rights to publish video games based on the upcoming movie, “Shrek 2.”

In addition to acquiring or creating high profile intellectual property, we will also continue our focus on establishing and maintaining relationships with talented and experienced software development teams.  During fiscal 2003, we bolstered our internal development capabilities with the acquisitions of two privately-held interactive software development companies, Z-Axis and Luxoflux, as well as a 30% capital investment in a third, Infinity Ward.  We have also recently entered into development agreements with other top-level, third-party developers such as id Software, Valve L.L.C., Stainless Steel Studios, Inc., Spark Unlimited and Lionhead Studios.

We are utilizing these developer relationships, new intellectual property acquisitions, and our existing library of intellectual property to further focus our game development on big, well-established brands that we believe have the potential to become franchise properties with sustainable consumer appeal and brand recognition.  We are also creating a number of new intellectual properties that we believe have the potential to join this list of franchise properties.  Additionally, to maintain the competitiveness of our products and to take advantage of increasingly sophisticated technology associated with new hardware platforms, we are increasing the amount of time spent play-testing new products, conducting more extensive product quality evaluations and lengthening product development schedules to allow time to make the improvements indicated by our testing and evaluations.  We are focusing on improved game quality, and in many cases, this will result in an increase in future product development costs.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2003 as filed with the SEC.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Similarly, management must make estimates of the uncollectibility of our accounts receivable.  In estimating the allowance for doubtful accounts, we analyze the age of current outstanding account balances, historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customers’ payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance.  Any significant changes in any of these criteria would impact management’s estimates in establishing our allowance for doubtful accounts.

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

We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of cost of sales – software royalties and amortization, capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  Criteria used to evaluate expected product performance included historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis.  The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of cost of sales – intellectual property licenses, capitalized intellectual property costs when we believe such amounts are not recoverable.  Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Criteria used to evaluate expected product performance include historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income (loss) by business segment (amounts in thousands):

	Three months ended June 30,
	2003		2002

Net revenues	$158,725	100%	$191,258	100%

Costs and expenses:
Cost of sales – product costs	76,610	48	83,344	44
Cost of sales – software royalties and amortization	15,498	10	15,838	8
Cost of sales – intellectual property licenses	10,143	6	12,643	7
Product development	13,580	9	11,751	6
Sales and marketing	26,285	17	21,993	11
General and administrative	11,463	7	14,493	8

Total costs and expenses	153,579	97	160,062	84

Operating income	5,146	3	31,196	16

Investment income, net	1,257	1	1,156	1

Income before income tax provision	6,403	4	32,352	17

Income tax provision	2,240	1	11,648	6

Net income	$4,163	3%	$20,704	11%

Net Revenues by Territory:
United States	$82,739	52%	$107,104	56%
Europe	72,740	46	79,992	42
Other	3,246	2	4,162	2

Total net revenues	$158,725	100%	$191,258	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$88,484	77%	$114,160	75%
Hand-held	4,596	4	10,690	7
PC	21,325	19	28,295	18

Total publishing net revenues	114,405	72	153,145	80

Distribution:
Console	35,342	80	30,106	79
Hand-held	2,912	6	2,599	7
PC	6,066	14	5,408	14

Total distribution net revenues	44,320	28	38,113	20

Total net revenues	$158,725	100%	$191,258	100%

Operating Income (Loss) by Segment:
Publishing	$5,170	3%	$32,461	17%
Distribution	(24)	—	(1,265)	(1)

Total operating income	$5,146	3%	$31,196	16%

Results of Operations – Three Months Ended June 30, 2003 and 2002

Net Revenues

Net revenues for the three months ended June 30, 2003 decreased 17% from the same period last year, from $191.3 million to $158.7 million.  This decrease was incurred in our publishing business.

The following table details our publishing net revenues by platform as a percentage of total publishing net revenues for the three months ended June 30, 2003 and 2002:

	Three months ended June 30,
	2003	2002
Publishing Net Revenues
PC	19%	18%

Console	77%	75%
PlayStation 2	37	35
Microsoft Xbox	31	12
Nintendo GameCube	5	23
PlayStation	4	5

Hand-held	4%	7%
Game Boy Advance	4	6
Game Boy Color	—	1
Total publishing net revenues	100%	100%

Publishing net revenues for the three months ended June 30, 2003 decreased 25% from the same period last year, from $153.1 million to $114.4 million.  This decline was experienced in both our domestic and international publishing businesses and is due to the fact that publishing net revenues for the three months ended June 30, 2002, reflect the simultaneous cross-platform, multi-national release of Spider-Man: The Movie which was one of our top performing titles of fiscal 2003. Though there were no individual titles that performed comparably to Spider-Man: The Movie, publishing net revenues for the three months ended June 30, 2003 reflect solid sales of releases such as X2 Wolverine’s Revenge for PS2, Xbox, GameCube, GBA and PC, Return to Castle Wolfenstein and Wakeboarding Unleashed for PS2 and Xbox, Soldier of Fortune II: Double Helix for Xbox and Medieval Total War: Viking Invasion for PC.

Platform mix of publishing net revenues between PC, console and hand-held for the three months ended June 30, 2003 remained relatively consistent with the same period last year. Platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware bases, the introduction of new hardware platforms, as well as the timing of key product releases from our own product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base.  We expect net revenues from hand-held titles to remain the smallest component of our publishing net revenues.  However, if PSP is introduced in fiscal 2005, we may see an increase in our hand-held business in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful or “hit” titles.  For example, for the three months ended June 30, 2003, 21% of our consolidated net revenues and 29% of worldwide publishing net revenues were derived from net revenues from X2 Wolverine’s Revenge.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact our operating profits resulting in a disproportionate amount of operating income being derived from these select titles.  We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

As discussed in the “Overview” section of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in connection with our focus of future game development on big, well-established brands that we believe have the potential to become game franchise properties with sustainable consumer appeal, we have chosen to eliminate certain smaller and non-core projects from our development plan,  reducing the number of titles to be released in fiscal 2004.  Further, as a result of the increase in the length of product development schedules, the release dates of certain fiscal 2004 titles have shifted to fiscal 2005.  Because of these and other factors, we currently expect fiscal 2004 net revenues to be less than those of fiscal 2003, but we currently expect that we will resume net revenue growth in fiscal 2005.

Another factor that could affect fiscal 2004 net revenue performance is software pricing.  While we expect console launch pricing for most genres to hold at $49.99 through the holidays, we believe that we could see additional price declines thereafter.

Distribution net revenues for the three months ended June 30, 2003 increased 16% from the same period last year, from $38.1 million to $44.3 million.  The increase reflects the distribution of two very successful third-party publishers’ titles, as well as the positive impact of the year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar.  For the three months ended June 30, 2003, hardware sales represented approximately 12% of total distribution sales, compared to approximately 28% for the same period last year.  The decrease in hardware sales as a percentage of total distribution net revenues reflects the benefit received during the three months ended June 30, 2002 from the hardware launch of the GameCube during that quarter. The decrease also reflects the impact on sales during the three months ended June 30, 2003 of the lower price points of the PS2, GameCube and Xbox hardware in calendar 2003 versus the prior year.  For the three months ended June 30, 2003, software sales as a percentage of total distribution net revenues increased over the same period last year.  This increase reflects the distribution of two very successful third-party publishers’ titles, an increase in the hardware installed base and the acquisition by our UK distribution subsidiary of the distribution rights of a significant new customer.  The mix of future distribution net revenues between hardware and software will be driven by a number of factors including hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms and our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers.  We continue to expect software sales as a percentage of total distribution net revenues in fiscal 2004 to increase slightly from fiscal 2003.

Geographically, our domestic operations include our North American publishing business and our international operations include our European and Asian/Australian publishing businesses and our European distribution business.  Domestic net revenues decreased 23% from $107.1 million for the three months ended June 30, 2002, to $82.7 million for the three months ended June 30, 2003 for the reason detailed above in the discussion of our publishing business net revenues.  International net revenues decreased by 10% from $84.2 million for the three months ended June 30, 2002, to $76.0 million for the three months ended June 30, 2003 primarily for the reason detailed above in the discussion of our publishing business.

Costs and Expenses

Cost of sales – product costs represented 48% and 44% of consolidated net revenues for the three months ended June 30, 2003 and 2002, respectively.  The primary factor that affected cost of sales – product costs as a percentage of consolidated net revenues was that distribution net revenues as a percentage of consolidated net revenues increased from 20% for the three months ended June 30, 2002 to 28% for the three months ended June 30, 2003.  Distribution net revenues have a higher per unit cost as compared to publishing net revenues.

Cost of sales – software royalties and amortization for the three months ended June 30, 2003 increased as a percentage of publishing net revenues from the same period last year, from 10% to 14%.  In absolute dollars, cost of sales – software royalties and amortization for the three months ended June 30, 2003 was consistent with the same period last year at approximately $15.5 million.  Though there was a higher volume of new title releases during the three months ended June 30, 2003, resulting in a comparable absolute dollar amount, those titles did not achieve the same success as our top selling title in the first quarter of fiscal 2003, Spider-Man: The Movie.  The strong net revenue performance of Spider-Man: The Movie resulted in a lower percentage for the three months ended June 30, 2002 of cost of sales – software royalties and amortization as a percentage of publishing net revenues as compared to the percentage for the three months ended June 30, 2003.

Cost of sales – intellectual property licenses for the three months ended June 30, 2003 increased slightly as a percentage of publishing net revenues from the same period last year, from 8% to 9%.  In absolute dollars, cost of sales – intellectual property licenses for the three months ended June 30, 2003 decreased from the same period last year, from $12.6 million to $10.1 million.  The increase in the percentage reflects that one of our top performing titles released in the first quarter of fiscal 2004 had a higher intellectual property royalty rate structure than the majority of the top performing titles released in the first quarter of fiscal 2003.  The decrease in cost of sales – intellectual property licenses in absolute dollars reflects the decrease in net revenues.

Product development expenses for the three months ended June 30, 2003 increased as a percentage of publishing net revenues from the same period last year, from 8% to 12%. In absolute dollars, product development expense for the three months ended June 30, 2003 also increased from the same period last year, from $11.8 million to $13.6 million.  The increase in the percentage and in absolute dollars reflects, as previously discussed, our increasing emphasis on product quality and the lengthening of product development schedules.

Sales and marketing expenses of $26.3 million and $22.0 million represented 17% and 11% of consolidated net revenues for the three months ended June 30, 2003 and 2002, respectively.  The increase in absolute dollars for the three months ended June 30, 2003 from the same period last year primarily was the result of increased costs in our publishing business.  The increase in sales and marketing expense dollars in our publishing business was due to the fact that in the first quarter of fiscal 2004, we had a higher number of new title releases, including X2 Wolverine’s Revenge, Wakeboarding Unleashed, and Return to Castle Wolfenstein for the PS2 and Xbox, for which we had significant promotional programs.  In the first quarter of fiscal 2003, we had one new title release, Spider-Man: The Movie, for which we had significant promotional programs.  The success of this title contributed to the decrease in sales and marketing expenses as a percentage of consolidated net revenues for the three months ended June 30, 2002 as compared to the three months ended June 30, 2003.  The increase in the percentage and absolute dollars also reflects approximately $2.7 million of costs recorded during the three months ended June 30, 2003 relating to the domestic industry tradeshow that occurs annually in May.  Prior to fiscal 2004, costs relating to our annual domestic tradeshow were amortized over the entire fiscal year.

General and administrative expenses for the three months ended June 30, 2003 decreased $3.0 million from the same period last year, from $14.5 million to $11.5 million.  As a percentage of consolidated net revenues, general and administrative expenses remained relatively constant year-over-year at approximately 7% to 8%.  The decrease in absolute dollars was primarily due to the incurrence in the first quarter of fiscal 2003 of an approximate $2.0 million charge for the relocation of our UK distribution facility due to the increased growth of our UK distribution and UK publishing businesses.

Operating Income

Operating income for the three months ended June 30, 2003 was $5.1 million, compared to $31.2 million in the same period last year.  The decrease was incurred in our publishing business, reflecting the effects of the first quarter fiscal 2003 release of Spider-Man: The Movie, which was one of our top performing titles of fiscal 2003.  Distribution operating loss for the three months ended June 30, 2003 decreased as compared to the same period last year, from  $1.3 million to $24,000. This change includes the incurrence in the first quarter of fiscal 2003 of an approximate $2.0 million charge for the relocation of our UK distribution facility.

Investment Income, Net

Investment income, net for the three months ended June 30, 2003 of $1.3 million was consistent with the same period last year.

Provision for Income Taxes

The income tax provision of $2.2 million for the three months ended June 30, 2003, reflects our effective income tax rate of approximately 35%.  State taxes, partially offset by research and development tax credits and the impact of foreign tax rate differentials, resulted in an effective income tax rate equal to our statutory rate of 35%.  The realization of deferred tax assets is dependent on the generation of future taxable income.  We believe that it is more likely than not that we will generate sufficient taxable income to realize the benefit of net deferred tax assets recognized.

Liquidity and Capital Resources

As of June 30, 2003, our primary source of liquidity was comprised of $290.8 million of cash and cash equivalents and $98.9 million of short-term investments.  We believe that we have sufficient working capital ($449.6 million at June 30, 2003), as well as proceeds available from our international credit facilities (described below), to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

We actively manage our capital structure and balance sheet as a component of our overall business strategy.  When we determine that market conditions are appropriate, we may seek to achieve long-term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Cash Flows

Our cash and cash equivalents were $290.8 million at June 30, 2003 compared to $285.6 million at March 31, 2003.  Activity in cash and cash equivalents for the three months ended June 30, 2003, included $23.7 million used in operating activities, offset by $16.8 million and $9.3 million provided by investing and financing activities, respectively.  The principal components comprising cash flows used in operating activities included an increase in accounts receivable and our continued investment in software development and intellectual property licenses.  Accounts receivable increased as a result of an increase in the number of first quarter title releases and the timing of their release dates.  In the three months ended June 30, 2003, we spent approximately $28.2 million in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.

The cash provided by investing activities primarily was the result of the maturity or sale of short-term investment vehicles.  The goal of our short-term investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs and providing for prudent investment diversification.

The cash provided by financing activities primarily is the result of the maturity of structured stock repurchase transactions, partially offset by cash used to purchase treasury stock and enter into additional structured stock repurchase transactions.  During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured option transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.  As of June 30, 2003, we had outstanding structured stock repurchase transactions in the aggregate amount of approximately $71.4 million. These transactions may be settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we will either have our capital investment returned with a premium or receive up to approximately 7.9 million shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the United Kingdom (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  As of June 30, 2003, the UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.6 million ($14.2 million), including issuing letters of credit, on a revolving basis. Furthermore, as of June 30, 2003, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.0 million) guarantee for the benefit of our CD Contact subsidiary.  The UK Facility bears interest at LIBOR plus 1.5%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2003.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of June 30, 2003, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of June 30, 2003.  The German Facility provided for revolving loans up to EUR 0.8 million ($0.9 million) as of June 30, 2003, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by the subsidiary’s accounts receivable, inventory and certain property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of June 30, 2003.  Effective July 1, 2003, the German Facility was reduced to EUR 0.5 million ($0.6 million).

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of June 30, 2003 is approximately $121.9 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,

2004	$68,046
2005	34,522
2006	11,050
2007	3,950
2008 and thereafter	4,376

Total	$121,944

The commitment schedule above excludes approximately $9.3 million of commitments originally scheduled to be paid between fiscal 2004 through fiscal 2007 relating to an intellectual property rights agreement with a third party.  Effective June 30, 2003, we terminated the agreement and filed a breach of contract suit against the third party.

Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  The guidance is to be applied prospectively.  We are currently assessing the impact SFAS No. 149 will have upon our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 will not have a material impact on our financial position or results of operations.

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we have disclosed certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 which is incorporated herein by reference.  The reader or listener is cautioned that we do not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates and foreign currency exchange rates.  Our market risk sensitive instruments are classified as “other than trading.”  Our exposure to market risk as discussed below includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates or foreign currency exchange rates.  Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of June 30, 2003, our cash equivalents and short-term investments included debt securities of $252.5 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of June 30, 2003 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	1.23%	$153,603	$153,603
Variable rate	1.12	39,206	39,206

Short-term investments:
Fixed rate	1.97%	$98,832	$98,942

Our short-term investments generally mature between three months and two years.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of June 30, 2003, assuming a change in currency rates of 10% of period end rates, the potential gain or loss on outstanding hedging contracts would be approximately $207,400.  However any such gain or loss would in turn be offset by the potential gain or loss on the hedged receivable and/or payable.

Market Price Risk

With regard to the structured stock repurchase transactions described in Note 14 in the Notes to the Consolidated Financial Statements, it is possible that at settlement we could take delivery of shares at an effective repurchase price higher than the then market price.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.  In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

Part II.  OTHER INFORMATION

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

On July 11, 2003, we were informed by the staff of the SEC that the SEC has commenced a non-public formal investigation captioned “In the Matter of Certain Video Game Manufacturers and Distributors.” The investigation appears to be focused on certain accounting practices common to the interactive entertainment industry, with specific emphasis on revenue recognition. In connection with this inquiry, the SEC submitted to us a request for information. The SEC staff also informed us that other companies in the video game industry received similar requests for information. The SEC has advised us that this request for information should not be construed as an indication from the SEC or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security. We intend to cooperate fully with the SEC in the conduct of this inquiry.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

1.1	Underwriting agreement between Activision and Goldman, Sachs & Co. dated June 4, 2002 (incorporated by reference to Exhibit 1.1 of Activision’s 8-K, filed June 6, 2002).

3.1	Amended and Restated Certificate of Incorporation, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of our Current Report on Form 8-K, filed on June 16, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 9, 2000 (incorporated by reference to Exhibit 2.7 of our Current Report on Form 8-K, filed on June 16, 2000).

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

10.1	Activision, Inc. 2002 Incentive Plan, as amended.

10.2	Activision, Inc. 2003 Incentive Plan.

31.1	Certification of Robert A. Kotick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald Doornink pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of William J. Chardavoyne pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald Doornink pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of William J. Chardavoyne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

1.1

We filed a Form 8-K on April 22, 2003, reporting under “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 9.  Regulation FD Disclosure” issuing a press release announcing revised revenues and earnings guidance for the fourth quarter of fiscal 2003 and for the full 2003 fiscal year, and reiterated our fiscal year 2004 outlook.

1.2

We filed a Form 8-K on May 5, 2003, reporting under “Item 5. Other Events and Regulation FD Disclosure,” “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure” issuing press releases announcing that our Board of Directors increased the number of directors from six to seven members and appointed Ron Doornink to fill the newly-created vacancy, and announcing a three-for-two split of our outstanding common shares.

1.3

We filed a Form 8-K on May 8, 2003, reporting under “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 9.  Regulation FD Disclosure” issuing a press release announcing our fourth quarter and fiscal 2003 year end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2003

ACTIVISION, INC.

/s/ William J. Chardavoyne
William J. Chardavoyne
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)