Form 10-Q
period 2003-09-30
ACTIVISION INC /NY
filed 2003-11-14
CIK 718877

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares of the registrant’s Common Stock outstanding as of November 4, 2003 was 88,676,227.

ACTIVISION, INC. AND SUBSIDIARIES

Part I.  Financial Information.

Item 1.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$313,446	$285,554
Short-term investments	97,990	121,400
Accounts receivable, net of allowances of $50,074 and $57,356 at September 30, 2003 and March 31, 2003, respectively	29,502	15,822
Inventories	21,163	19,577
Software development	63,109	26,791
Intellectual property licenses	17,239	8,906
Deferred income taxes	32,375	38,290
Other current assets	23,099	10,565

Total current assets	597,923	526,905

Software development	23,665	35,281
Intellectual property licenses	24,987	36,943
Property and equipment, net	26,562	22,265
Deferred income taxes	20,300	10,322
Other assets	1,893	5,081
Goodwill	67,726	68,019

Total assets	$763,056	$704,816

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$147
Accounts payable	49,015	45,602
Accrued expenses	49,947	58,656

Total current liabilities	98,962	104,405

Long-term debt, less current portion	—	2,671

Total liabilities	98,962	107,076

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at September 30, 2003 and March 31, 2003	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at September 30, 2003 and March 31, 2003	—	—
Common stock, $.000001 par value, 125,000,000 shares authorized, 108,072,503 and 107,372,727 shares issued and 88,475,620 and 90,084,245 shares outstanding at September 30, 2003 and March 31, 2003, respectively	—	—
Additional paid-in capital	681,233	592,295
Retained earnings	124,634	130,564
Less: Treasury stock, at cost, 19,596,883 and 17,288,482 shares at September 30, 2003 and March 31, 2003, respectively	(142,946)	(121,685)
Accumulated other comprehensive income (loss)	1,173	(3,434)

Total shareholders’ equity	664,094	597,740

Total liabilities and shareholders’ equity	$763,056	$704,816

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,		For the six months ended September 30,
	2003	2002	2003	2002

Net revenues	$117,523	$169,172	$276,248	$360,430

Costs and expenses:
Cost of sales – product costs	72,391	80,779	149,001	164,123
Cost of sales – software royalties and amortization	11,397	18,055	26,895	33,893
Cost of sales – intellectual property licenses	7,401	5,143	17,544	17,786
Product development	15,894	13,259	29,474	25,010
Sales and marketing	17,237	28,776	43,522	50,769
General and administrative	10,136	11,826	21,599	26,319

Total costs and expenses	134,456	157,838	288,035	317,900

Operating income (loss)	(16,933)	11,334	(11,787)	42,530

Investment income, net	1,404	2,865	2,661	4,021

Income (loss) before income tax provision (benefit)	(15,529)	14,199	(9,126)	46,551

Income tax provision (benefit)	(5,436)	5,113	(3,196)	16,761

Net income (loss)	$(10,093)	$9,086	$(5,930)	$29,790

Basic earnings (loss) per share	$(0.11)	$0.09	$(0.07)	$0.31

Weighted average common shares outstanding	88,162	100,172	88,105	94,587

Diluted earnings (loss) per share	$(0.11)	$0.08	$(0.07)	$0.29

Weighted average common shares outstanding assuming dilution	88,162	108,731	88,105	103,916

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(5,930)	$29,790
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(4,063)	5,745
Depreciation and amortization	4,889	4,545
Amortization and write-offs of capitalized software development costs and intellectual property licenses	32,364	34,658
Tax benefit of stock options and warrants exercised	958	15,479
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(13,580)	16,349
Inventories	(1,586)	(4,382)
Software development and intellectual property licenses	(53,443)	(78,692)
Other assets	(9,430)	2,595
Accounts payable	3,413	(7,180)
Accrued expenses and other liabilities	(5,681)	3,173

Net cash provided by (used in) operating activities	(52,089)	22,080

Cash flows from investing activities:
Capital expenditures	(8,215)	(4,775)
Proceeds from disposal of property and equipment	—	505
Purchases of short-term investments	(77,311)	(308,164)
Proceeds from sales and maturities of short-term investments	100,691	93,652
Cash payment to effect business combinations, net of cash acquired	—	(12,091)
Minority capital investment	—	(1,500)

Net cash provided by (used in) investing activities	15,165	(232,373)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	4,778	17,567
Other borrowings, net	(2,818)	121
Proceeds from issuance of common stock pursuant to underwritten public offering, net of offering costs	—	248,102
Purchase of structured stock repurchase transactions	(42,621)	—
Settlement of structured stock repurchase transactions	120,823	—
Purchase of treasury stock	(18,814)	—

Net cash provided by financing activities	61,348	265,790

Effect of exchange rate changes on cash	3,468	4,867

Net increase in cash and cash equivalents	27,892	60,364

Cash and cash equivalents at beginning of period	285,554	279,007

Cash and cash equivalents at end of period	$313,446	$339,371

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the six months ended September 30, 2003
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount			Shares	Amount

Balance, March 31, 2003	107,373	$—	$592,295	$130,564	(17,288)	$(121,685)	$(3,434)	$597,740
Components of comprehensive loss:
Net loss	—	—	—	(5,930)	—	—	—	(5,930)
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(14)	(14)
Foreign currency translation adjustment	—	—	—	—	—	—	4,621	4,621
Total comprehensive loss								(1,323)
Issuance of common stock pursuant to employee stock option and stock purchase plans and common stock warrants	700	—	4,778	—	—	—	—	4,778
Tax benefit attributable to employee stock options and common stock warrants	—	—	958	—	—	—	—	958
Purchase of structured stock repurchase transactions	—	—	(47,621)	—	—	—	—	(47,621)
Settlement of structured stock repurchase transactions	—	—	130,823	—	(1,144)	(10,000)	—	120,823
Purchase of treasury stock	—	—	—	—	(1,165)	(11,261)	—	(11,261)

Balance, September 30, 2003	108,073	$—	$681,233	$124,634	(19,597)	$(142,946)	$1,173	$664,094

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the three and six months ended September 30, 2003

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

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of cost of sales – software royalties and amortization, capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon product release, capitalized software development costs are amortized to cost of sales — software royalties and amortization based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of six months or less.   For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of our products.  Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product.

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis.  The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of cost of sales – intellectual property licenses, capitalized intellectual property costs when we believe such amounts are not recoverable.  Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

Revenue Recognition

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  We may permit product returns from, or grant price protection to, our customers on unsold merchandise under certain conditions.  Price protection, when granted and applicable, allows customers a credit against amounts they owe us with respect to merchandise unsold by them.  Typically, these credits are applied against future invoices.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies.  Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123, “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date.  Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price.  At September 30, 2003, we had several stock-based employee compensation plans, which are described more fully in Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2003 filed with the SEC. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss) for any periods presented, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(10,093)	$9,086	$(5,930)	$29,790
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,205)	(5,445)	(9,740)	(10,214)
Pro forma net income (loss)	$(14,298)	$3,641	$(15,670)	$19,576

Earnings (loss) per share:
Basic – as reported	$(0.11)	$0.09	$(0.07)	$0.31
Basic – pro forma	$(0.16)	$0.04	$(0.18)	$0.21

Diluted – as reported	$(0.11)	$0.08	$(0.07)	$0.29
Diluted – pro forma	$(0. 16)	$0.03	$(0.18)	$0.19

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.  We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating expected stock price volatility.  In prior fiscal years, the historical stock price volatility used was based on the daily, low stock price of our common stock, which, in recent years, resulted in an expected volatility ranging from approximately 65% to 70%.  For options granted during the three months ended June 30, 2003 and September 30, 2003, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility of approximately 47% and 52%, respectively.  Management believes such amounts are more representative of prospective trends.  For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.

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

The following table summarizes our investments in securities as of September 30, 2003 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$61,591	$—	$—	$61,591
Money market instruments	38,005	—	—	38,005
Commercial paper	3,305	—	—	3,305
Auction rate notes	210,545	—	—	210,545

Cash and cash equivalents	313,446	—	—	313,446

Short-term investments:
Corporate bonds	14,369	23	(5)	14,387
Taxable municipal bonds	17,959	—	—	17,959
U.S. agency issues	50,416	84	(70)	50,430
Asset-backed securities	15,126	103	(15)	15,214

Short-term investments	97,870	210	(90)	97,990

Cash, cash equivalents and short-term investments	$411,316	$210	$(90)	$411,436

The following table summarizes the maturities of our investments in debt securities as of September 30, 2003 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$245,509	$245,520
Due after one year through two years	51,085	51,106
	296,594	296,626
Asset-backed securities	15,126	15,214

Total	$311,720	$311,840

For the three months ended September 30, 2003, net realized gains on short-term investments consisted of $20,000 of gross realized gains and no gross realized losses.  For the six months ended September 30, 2003, net realized gains on short-term investments consisted of $20,000 of gross realized gains and $4,000 of gross realized losses.  For the three and six months ended September 30, 2002, net realized losses on short-term investments consisted of $2,000 of gross realized gains and $60,000 of gross realized losses.

4.              Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Our inventories consist of the following (amounts in thousands):

	September 30, 2003	March 31, 2003
Purchased parts and components	$1,033	$1,129
Finished goods	20,130	18,448

	$21,163	$19,577

5.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended September 30, 2003 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2003	$63,194	$4,825	$68,019
Adjustment to original purchase allocation	(575)	—	(575)
Effect of foreign currency exchange rates	—	282	282
Balance as of September 30, 2003	$62,619	$5,107	$67,726

Goodwill on one of our acquisitions could be subject to change by up to $2.4 million pending the final evaluation of certain tax liabilities acquired as part of the business combination.

6.              Income Taxes

The income tax benefit of $5.4 million and $3.2 million for the three and six months ended September 30, 2003, respectively, reflect our effective income tax rate of approximately 35%.  The income tax provision of $5.1 million and $16.8 million for the three and six months ended September 30, 2002, respectively, reflect our effective income tax rate of approximately 36%.  For both periods, the significant items that generated variances between our effective rate and our statutory rate of 35% were state taxes, offset by research and development tax credits.

7.              Software Development Costs and Intellectual Property Licenses

As of September 30, 2003, capitalized software development costs included $41.8 million of internally developed software costs and $45.0 million of payments made to third-party software developers.  As of March 31, 2003, capitalized software development costs included $26.0 million of internally developed software costs and $36.1 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $42.2 million and $45.8 million as of September 30, 2003 and March 31, 2003, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses were $32.4 million and $34.7 million for the six months ended September 30, 2003 and 2002, respectively.

8.              Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ended September 30, 2003 and 2002 were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002

Net income (loss)	$(10,093)	$9,086	$(5,930)	$29,790

Other comprehensive income:
Foreign currency translation adjustment	896	796	4,621	6,176
Unrealized appreciation (depreciation) on short-term investments	10	(126)	(14)	(126)

Other comprehensive income	906	670	4,607	6,050

Comprehensive income (loss)	$(9,187)	$9,756	$(1,323)	$35,840

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2003	$(3,568)	$134	$(3,434)
Other comprehensive income (loss)	4,621	(14)	4,607

Balance, September 30, 2003	$1,053	$120	$1,173

The amounts above are shown net of taxes.  The income taxes related to other comprehensive income (loss) were not significant, as income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

9.              Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Interest expense	$(88)	$(136)	$(283)	$(672)
Interest income	1,472	3,059	2,928	4,751
Net realized gain (loss) on investments	20	(58)	16	(58)

Investment income, net	$1,404	$2,865	$2,661	$4,021

10.       Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Six months ended September 30,
	2003	2002
Non-cash investing and financing activities:
Subsidiaries acquired with common stock	$—	$10,861
Issuance of options and common stock warrants	—	2,184
Stock offering costs	—	781
Change in unrealized depreciation on short-term investments	14	126

Supplemental cash flow information:
Cash paid for income taxes	$4,457	$1,799
Cash paid (received) for interest, net	(2,844)	(2,334)

11.       Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with third-party publishers.  In the United States, our products are sold primarily on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and office super-stores.  We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Italy, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries located in the United Kingdom, the Netherlands and Germany.

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

Information on the reportable segments for the three and six months ended September 30, 2003 and 2002 is as follows (amounts in thousands):

	Three months ended September 30, 2003
	Publishing	Distribution	Total

Total segment revenues	$71,796	$45,727	$117,523
Revenues from sales between segments	(4,534)	4,534	—

Revenues from external customers	$67,262	$50,261	$117,523

Operating income (loss)	$(16,894)	$(39)	$(16,933)

Total assets	$682,804	$80,252	$763,056

	Three months ended September 30, 2002
	Publishing	Distribution	Total

Total segment revenues	$127,098	$42,074	$169,172
Revenues from sales between segments	(9,538)	9,538	—

Revenues from external customers	$117,560	$51,612	$169,172

Operating income	$9,273	$2,061	$11,334

Total assets	$808,243	$74,871	$883,114

	Six months ended September 30, 2003
	Publishing	Distribution	Total

Total segment revenues	$186,201	$90,047	$276,248
Revenues from sales between segments	(14,204)	14,204	—

Revenues from external customers	$171,997	$104,251	$276,248

Operating income (loss)	$(11,724)	$(63)	$(11,787)

Total assets	$682,804	$80,252	$763,056

	Six months ended September 30, 2002
	Publishing	Distribution	Total

Total segment revenues	$280,243	$80,187	$360,430
Revenues from sales between segments	(25,189)	25,189	—

Revenues from external customers	$255,054	$105,376	$360,430

Operating income	$41,733	$797	$42,530

Total assets	$808,243	$74,871	$883,114

Geographic information for the three and six months ended September 30, 2003 and 2002 is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002

United States	$46,450	$93,298	$129,189	$200,402
Europe	66,292	72,540	139,033	152,532
Other	4,781	3,334	8,026	7,496

Total	$117,523	$169,172	$276,248	$360,430

Revenues by platform were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002

Console	$79,207	$117,366	$203,033	$261,632
Hand-held	8,917	17,938	16,425	31,227
PC	29,399	33,868	$56,790	67,571

Total	$117,523	$169,172	$276,248	$360,430

As of and for the three and six months ended September 30, 2003, we had one customer that accounted for 18% and 17% of consolidated net revenues, respectively, and 38% of consolidated accounts receivable, net.    As of and for the three and six months ended September 30, 2002, we had one customer that accounted for 15% and 16%, respectively, of consolidated net revenues and 27% of consolidated accounts receivable, net.  This customer was the same customer in all periods and was a customer of both our publishing and distribution businesses.

12.       Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share (amounts in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002

Numerator:
Numerator for basic and diluted earnings per share – income (loss) available to common shareholders	$(10,093)	$9,086	$(5,930)	$29,790

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	88,162	100,172	88,105	94,587

Effect of dilutive securities:
Employee stock options and stock purchase plan	—	8,177	—	8,912
Warrants to purchase common stock	—	382	—	417

Potential dilutive common shares	—	8,559	—	9,329

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	88,162	108,731	88,105	103,916

Basic earnings (loss) per share	$(0.11)	$0.09	$(0.07)	$0.31

Diluted earnings (loss) per share	$(0.11)	$0.08	$(0.07)	$0.29

Options to purchase 13,458,548 shares of common stock at exercise prices ranging from $2.11 to $22.16 and options to purchase 13,486,923 shares of common stock at exercise prices ranging from $2.11 to $22.16 were outstanding for the three and six months ended September 30, 2003, respectively, but were not included in the calculation of diluted earnings (loss) per share because their effect would be antidilutive.

Options to purchase 3,232,835 shares of common stock at exercise prices ranging from $17.56 to $22.16 and options to purchase 240,882 shares of common stock at exercise prices ranging from $18.78 to $22.16 were outstanding for the three and six months ended September 30, 2002, respectively, but were not included in the calculation of diluted earnings (loss) per share because their effect would be antidilutive.

13.       Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the United Kingdom (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  As of September 30, 2003, the UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.6 million ($14.3 million), including issuing letters of credit, on a revolving basis. Furthermore, as of September 30, 2003, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.0 million) guarantee for the benefit of our CD Contact subsidiary.  The UK Facility bears interest at LIBOR plus 1.5%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2004.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of

September 30, 2003, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of September 30, 2003.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of September 30, 2003, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of September 30, 2003.

Developer and Intellectual Property Contracts

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of September 30, 2003 is approximately $124.3 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,

2004	$58,163
2005	44,132
2006	13,111
2007	4,517
2008 and thereafter	4,376

Total	$124,299

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

On June 30, 2003, we terminated our Star Trek Merchandising License Agreement with Viacom Consumer Products, Inc. and filed a complaint for breach of contract and constructive trust against Viacom Consumer Products and Viacom International, Inc. (“Viacom”). On August 15, 2003, Viacom filed its response to our complaint as well as a cross-complaint alleging, among other matters, a breach of contract by Activision and seeking claimed damages in excess of $50 million. We strongly dispute the claims by Viacom, consider the damages alleged by Viacom to be speculative and without merit, and intend to defend vigorously and aggressively against the cross-complaint.

On July 11, 2003, we were informed by the staff of the SEC that the SEC has commenced a non-public formal investigation captioned “In the Matter of Certain Video Game Manufacturers and Distributors.” The investigation appears to be focused on certain accounting practices common to the interactive entertainment industry, with specific emphasis on revenue recognition.  In connection with this inquiry, the SEC submitted to us a request for information.  We responded to this inquiry on September 2, 2003.  The SEC staff also informed us that other companies in the video game industry received similar requests for information. The SEC has advised us that this request for information should not be construed as an indication from the SEC or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security. We have cooperated and intend to continue to cooperate fully with the SEC in the conduct of this inquiry.

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

During the six months ended September 30, 2003, we repurchased approximately 1.2 million shares of our common stock for $11.3 million.  In addition, approximately 1.1 million shares of common stock were acquired in the six months ended September 30, 2003 as a result of the settlement of a structured stock repurchase transaction entered into in fiscal 2003.  As of September 30, 2003, we had outstanding structured stock repurchase transactions in the aggregate amount of approximately $36.4 million. These transactions may be settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we will either have our capital investment returned with a premium or receive up to approximately 4.1 million shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.  These transactions are recorded in shareholders’ equity in the accompanying consolidated balance sheet as of September 30, 2003.  In any period, cash provided by or used in financing activities related to common stock repurchase transactions may differ from the comparable change in shareholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

15.       Related Parties

In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years.  For the three and six months ended September 30, 2003 and 2002, the fees we paid to the law firm account for less than 1% of the firm’s total revenues.  We believe that the fees charged to us by the law firm are competitive with the fees charged by other law firms.

16.       Subsequent Events

In the third quarter of fiscal 2004, we executed a realignment of our product portfolio driven by the evolution of the video game market, which is increasingly dominated by high quality products that are based on recognizable franchises and supported with big marketing programs.  We completed a comprehensive review of our product portfolio in which we evaluated each product based on a number of criteria, including:  the strength of the franchise, the projected product quality, the potential responsiveness of the product to aggressive marketing support and the financial risk in the event of product failure.  As a result of this review, we found that we have an extensive slate of high-potential properties in development.  However, we also found that certain projects had a lower likelihood of achieving acceptable levels of operating performance and that continued pursuit of these projects would create a substantial opportunity cost as it relates to our slate of high-potential projects.  Accordingly, in the three months ending December 31, 2003, we canceled the development of ten products which we believed were unlikely to produce an acceptable level of return on our investment.  In connection with the cancellation of these products, we will record a pre-tax charge of approximately $23 million, $15 million after-tax, in the quarter ending December 31, 2003.  The developer contractual commitments relating to those products will also be canceled.  The cancellation of those commitments will reduce the total future minimum contract commitments as of September 30, 2003, as detailed in Note 13 by  $6.0 million in fiscal 2004, $6.1 million in fiscal 2005 and $0.2 million in fiscal 2006.

In May 2002, we acquired a 30% interest in the outstanding capital stock of Infinity Ward, Inc. (“Infinity Ward”), a privately-held interactive software development company, as well as an option to purchase the remaining 70% of outstanding capital stock.  In October 2003, we exercised our option to acquire the remaining 70% of the outstanding capital stock of Infinity Ward.

Additionally, in the third quarter of fiscal 2004, our Activision Publishing business unit modified its operations, consolidating its worldwide studio and brand management operations under Kathy Vrabeck, who was promoted to President of this newly formed unit. Formerly, Ms. Vrabeck held the position of Executive Vice President, Global Publishing and Brand Management of Activision Publishing, Inc. Ms. Vrabeck will continue to report to Ron Doornink, President of Activision, Inc.  Lawrence Goldberg, Executive Vice President, Worldwide Studios of Activision Publishing, Inc., will be exiting the company effective April 1, 2004.

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

Our products cover game categories such as action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  We currently offer our products in versions that operate on the Sony PlayStation 2 (“PS2”), Sony PlayStation (“PS1”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”) hand-held device and the personal computer (“PC”).  In prior years, we have also offered our products on the Nintendo 64 (“N64”) console system and Nintendo Game Boy Color (“GBC”) hand-held device.  Sony recently announced that it would be entering the hand-held hardware market with the introduction of its hand-held gaming device, PlayStation Portable (“PSP”).  PSP is currently expected to be released in the fourth quarter of calendar 2004.  We expect that we will develop titles for this new platform.

Our publishing business involves the development, marketing and sale of products, either directly, by license or through our affiliate label program with third-party publishers.  In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and office super-stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries.  Our distribution business consists of operations located in the UK, the Netherlands and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

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

Our focus with respect to future game development will be on big, well-established brands that we believe we can build into successful game franchises such as our superheroes and action sports brands.  With regard to our superheroes brands, Spider-Man: The Movie was a key fiscal 2003 release and has continued to perform strongly into fiscal 2004.  We also have the rights to develop and publish the video games based on the sequel to the “Spider-Man” movie, which is expected to be theatrically released in the summer of 2004.  We have a long-term alliance with Marvel Enterprises through an exclusive, multi-year, licensing agreement that expires in 2009.  The agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man, X-MEN, Fantastic Four and Iron Man.  The agreement additionally provides us the rights to develop video games in conjunction with motion pictures and television series involving X-MEN, Fantastic Four and Iron Man.  Further, another of our key strategies is to continue to be a leader in the action sports category.  We will continue to promote our action sports franchises with the release of titles for franchises such as Tony Hawk’s Underground, which was recently released in the third quarter of fiscal 2004, and a new motocross title which will be released in the fourth quarter of fiscal 2004.  We will also continue to develop new intellectual properties, such as the titles True Crime: Streets of L.A. and Call of Duty, which were recently released in the third quarter of fiscal 2004 and which we hope to establish as successful franchise properties.

We will also continue to evaluate emerging brands that we believe have potential to become successful game franchises.  For example, we have an exclusive licensing agreement to develop and publish video games for the best-selling children’s book series, Lemony Snicket’s “A Series of Unfortunate Events” which is being developed for a feature film by Paramount Pictures, Nickelodeon Movies and DreamWorks SKG.  We have a multi-year, multi-property, publishing agreement with DreamWorks SKG that grants us the exclusive rights to publish video games based on DreamWorks SKG’s upcoming computer-animated films, “A Shark Tale,” “Madagascar” and “Over the Hedge,” as well as their sequels.  We additionally have an agreement to license the rights to publish video games based on the upcoming movie “Shrek 2.”

In addition to acquiring or creating high profile intellectual property, we have also continued our focus on establishing and maintaining relationships with talented and experienced software development teams.  During fiscal 2003, we bolstered our internal development capabilities with the acquisitions of two privately-held interactive software development companies, Z-Axis and Luxoflux, as well as a 30% capital investment in a third, Infinity Ward.  In October 2003, we exercised our option to acquire the remaining 70% of the outstanding capital of Infinity Ward, the developer of our newly released PC title, Call of Duty. We also have development agreements with other top-level, third-party developers such as id Software, Valve L.L.C., Stainless Steel Studios, Inc., Spark Unlimited, Lionhead Studios and The Creative Assembly.

We are utilizing these developer relationships, new intellectual property acquisitions, and our existing library of intellectual property to further focus our game development on big, well-established brands that we believe have the potential to become franchise properties with sustainable consumer appeal and brand recognition.  We are also creating a select number of new intellectual properties that we believe have the potential to join this list of franchise properties.  Additionally, to maintain the competitiveness of our products and to take advantage of increasingly sophisticated technology associated with new hardware platforms, we have increased the amount of time spent play-testing new products, conducted more extensive product quality evaluations and lengthened product development schedules to allow time to make the improvements indicated by our testing and evaluations.  We are focused on improved game quality, and in many cases, this will result in an increase in future product development costs.

In the third quarter of fiscal 2004, we executed a realignment of our product portfolio driven by the evolution of the video game market, which is increasingly dominated by high quality products that are based on recognizable franchises and supported with big marketing programs.  We completed a comprehensive review of our product portfolio in which we evaluated each product based on a number of criteria, including:  the strength of the franchise, the projected product quality, the potential responsiveness of the product to aggressive marketing support and the financial risk in the event of product failure.  As a result of this review, we found that we have an extensive slate of high-potential properties in development.  However, we also found that certain projects had a lower likelihood of achieving acceptable levels of operating performance and that continued pursuit of these projects would create a substantial opportunity cost as it relates to our slate of high-potential projects. Accordingly, in the three months ending December 31, 2003, we canceled the development of ten products which we believed were unlikely to produce an acceptable level of return on our investment.  In connection with the cancellation of these products, we will record a pre-tax charge of approximately $23 million, $15 million after-tax, in the quarter ending December 31, 2003.  The developer contractual commitments relating to those products will also be canceled.  The cancellation of those commitments will reduce the total future minimum contract commitments as of September 30, 2003, as detailed below in “Commitments,” by $6.0 million in fiscal 2004, $6.1 million in fiscal 2005 and $0.2 million in fiscal 2006.

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

Revenue Recognition. We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.  We may permit product returns from, or grant price protection to, our customers on unsold merchandise under certain conditions.  Price protection, when granted and applicable, allows customers a credit against amounts they owe us with respect to merchandise unsold by them.  Typically, these credits are applied against future invoices.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.  Revenue recognition also determines the timing of certain expenses, including cost of sales – intellectual property licenses and cost of sales – software royalties and amortization.

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

We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of cost of sales – software royalties and amortization, capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon product release, capitalized software development costs are amortized to cost of sales — software royalties and amortization based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of six months or less.  For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

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

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis.  The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of cost of sales — intellectual property licenses, capitalized intellectual property costs when we believe such amounts are not recoverable.  Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to cost of sales — intellectual property licenses based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed trademark or copyright will be utilized.  As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.  For intellectual property included in products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

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

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income (loss) by business segment (amounts in thousands):

	Three months ended September 30,				Six months ended September 30,
	2003		2002		2003		2002

Net revenues	$117,523	100%	$169,172	100%	$276,248	100%	$360,430	100%

Costs and expenses:
Cost of sales – product costs	72,391	61	80,779	48	149,001	54	164,123	46
Cost of sales – software royalties and amortization	11,397	10	18,055	10	26,895	10	33,893	9
Cost of sales – intellectual property licenses	7,401	6	5,143	3	17,544	6	17,786	5
Product development	15,894	13	13,259	8	29,474	10	25,010	7
Sales and marketing	17,237	15	28,776	17	43,522	16	50,769	14
General and administrative	10,136	9	11,826	7	21,599	8	26,319	7

Total costs and expenses	134,456	114	157,838	93	288,035	104	317,900	88

Operating income (loss)	(16,933)	(14)	11,334	7	(11,787)	(4)	42,530	12

Investment income, net	1,404	1	2,865	1	2,661	1	4,021	1

Income (loss) before income tax provision (benefit)	(15,529)	(13)	14,199	8	(9,126)	(3)	46,551	13

Income tax provision (benefit)	(5,436)	(4)	5,113	3	(3,196)	(1)	16,761	5

Net income (loss)	$(10,093)	(9)%	$9,086	5%	$(5,930)	(2)%	$29,790	8%

Net Revenues by Territory:
United States	$46,450	40%	$93,298	55%	$129,189	47%	$200,402	56%
Europe	66,292	56	72,540	43	139,033	50	152,532	42
Other	4,781	4	3,334	2	8,026	3	7,496	2

Total net revenues	$117,523	100%	$169,172	100%	$276,248	100%	$360,430	100%

Segment/Platform Mix:
Publishing:
Console	$46,019	64%	$83,766	66%	$134,503	72%	$197,926	71%
Hand-held	4,187	6	14,797	12	8,783	5	25,487	9
PC	21,590	30	28,535	22	42,915	23	56,830	20

Total publishing net revenues	71,796	61	127,098	75	186,201	67	280,243	78

Distribution:
Console	33,188	73	33,600	80	68,530	76	63,706	80
Hand-held	4,730	10	3,141	7	7,642	9	5,740	7
PC	7,809	17	5,333	13	13,875	15	10,741	13

Total distribution net revenues	45,727	39	42,074	25	90,047	33	80,187	22

Total net revenues	$117,523	100%	$169,172	100%	$276,248	100%	$360,430	100%

Operating Income (Loss) by Segment:
Publishing	$(16,894)	(14)%	$9,273	6%	$(11,724)	(4)%	$41,733	12%
Distribution	(39)	—	2,061	1	(63)	—	797	—

Total operating income (loss)	$(16,933)	(14)%	$11,334	7%	$(11,787)	(4)%	$42,530	12%

Results of Operations – Three and Six Months Ended September 30, 2003 and 2002

Net Revenues

Net revenues for the three months ended September 30, 2003 decreased 31% from the same period last year, from $169.2 million to $117.5 million.  Net revenues for the six months ended September 30, 2003 decreased 23% from the same period last year, from $360.4 million to $276.2 million.  The decreases in the three and six month periods were generated by our publishing business, offset by small increases in our distribution business.

Publishing net revenues for the three months ended September 30, 2003 decreased 44% from the same period last year, from $127.1 million to $71.8 million.  The following table details our publishing net revenues by platform as a percentage of total publishing net revenues for the three months ended September 30, 2003 and 2002:

	Three months ended September 30,
	2003	2002
Publishing Net Revenues
PC	30%	22%

Console	64%	66%
PlayStation 2	32	37
Microsoft Xbox	18	12
PlayStation	10	9
Nintendo GameCube	4	5
Nintendo 64	—	3

Hand-held	6%	12%
Game Boy Advance	5	11
Game Boy Color	1	1
Total publishing net revenues	100%	100%

The decrease in publishing net revenues for the three months ended September 30, 2003, occurred in both our domestic and international publishing businesses, as well as across console, hand-held and PC platforms.  This was primarily due to a fewer number of title and platform releases during the three months ended September 30, 2003 as compared to the same period last year.  During the three months ended September 30, 2003, our new title releases included Disney’s Extreme Skate Adventure for PS2, Xbox, GameCube and GBA, Jedi Knight: Jedi Academy in international markets for PC and Cabela’s Deer Hunt 2004 Season for PS2 and Xbox.  During the three months ended September 30, 2002, we released Mat Hoffman’s Pro BMX 2, Street Hoops, Blade 2 and Kelly Slater’s Pro Surfer across multiple platforms, Medieval: Total War for PC, Stuart Little 2 and xXx for GBA, as well as Tony Hawk’s Pro Skater 3 for N64.  Additionally, sales of catalog titles, which are titles released prior to the current quarter, comprised a larger percentage of total publishing net revenues in the three months ended September 30, 2003 – 55% as compared to the same period last year – 43%.  Catalog titles typically have a lower weighted average sales price as compared to new release titles, which are titles released within the current quarter.

Platform mix of publishing net revenues between PC, console and hand-held for the three months ended September 30, 2003 remained relatively consistent with the same period last year. Platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware bases, the introduction of new hardware platforms, as well as the timing of key product releases from our own product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base.  We expect net revenues from hand-held titles to remain the smallest component of our publishing net revenues.  However, if PSP is introduced in fiscal 2005, we may see an increase in our hand-held business in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful or “hit” titles.  For the three months ended September 30, 2003, 19% of our consolidated net revenues and 32% of worldwide publishing net revenues were derived from three titles.  For the six months ended September 30, 2003, 23% of our consolidated net revenues and 33% of worldwide publishing net revenues were derived from two titles.   Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact our operating profits resulting in a disproportionate amount of operating income being derived from these select titles.   We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Another factor that could affect fiscal 2004 publishing net revenue performance is software pricing.  While we expect console launch pricing for most genres to hold at $49.99 through the holidays, we believe that we could see additional price declines thereafter.

Distribution net revenues for the three months ended September 30, 2003 increased 9% over the same period last year, from $42.1 million to $45.7 million.  The increase is primarily due to the positive impact of the year-over-year strengthening of the Euro and the Great British Pound (“GBP”) in relation to the U.S. dollar.  Excluding the impact of changes in foreign currency rates, distribution net revenues for the three months ended September 30, 2003, were relatively consistent, with a slight increase over the same period last year.  For the three months ended September 30, 2003, hardware sales represented approximately 27% of total distribution sales, compared to approximately 30% for the same period last year.  The decrease in hardware sales as a percentage of total distribution net revenues reflects the benefit received during the three months ended September 30, 2002 from the hardware launch of the GameCube in June 2002. The decrease also reflects the impact on sales during the three months ended September 30, 2003 of the lower price points of  PS2, GameCube and Xbox hardware in calendar 2003 versus the prior calendar year.  The mix of future distribution net revenues between hardware and software will be driven by a number of factors including hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms and our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers.  The price points for PS2 and GameCube hardware were again reduced by the hardware manufacturers in October 2003 in certain international markets.  We continue to expect software sales as a percentage of total distribution net revenues in fiscal 2004 to increase from fiscal 2003.

Geographically, our domestic operations include our North American publishing business. Our international operations include our European and Asian/Australian publishing businesses and our European distribution business.  North America net revenues decreased 50% from the same period last year, from $93.3 million for the three months ended September 30, 2002, to $46.5 million for the three months ended September 30, 2003 for the reasons detailed above in the discussion of our publishing business net revenues.   International publishing net revenues decreased 25% from the same period last year, from $33.8 million for the three months ended September 30, 2002, to $25.3 million for the three months ended September 30, 2003 for the reasons detailed above in the discussion of our publishing business net revenues, partially offset by the positive impact of the year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar.  International distribution net revenues for the three months ended September 30, 2003 increased 9% over the same period last year, from $42.1 million to $45.7 million for the reasons detailed above in the discussion of our distribution business net revenues.

Publishing net revenues for the six months ended September 30, 2003 decreased 34% from the same period last year, from $280.2 million to $186.2 million.  The following table details our publishing net revenues by platform as a percentage of total publishing net revenues for the six months ended September 30, 2003 and 2002:

	Six months ended September 30,
	2003	2002
Publishing Net Revenues
PC	23%	20%

Console	72%	71%
PlayStation 2	35	36
Microsoft Xbox	26	12
PlayStation	6	7
Nintendo GameCube	5	15
Nintendo 64	—	1

Hand-held	5%	9%
Game Boy Advance	5	8
Game Boy Color	—	1
Total publishing net revenues	100%	100%

The decrease in publishing net revenues for the six months ended September 30, 2003 is primarily due to the low volume of new titles released in the second quarter of fiscal 2004, as discussed above, and the strong performance of Spider-Man: The Movie in the six months ended September 30, 2002.

Distribution net revenues for the six months ended September 30, 2003 increased 12% from the same period last year, from $80.2 million to $90.0 million.  The increase is primarily due to the positive impact of the year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar.  Excluding the impact of changes in foreign currency rates, distribution net revenues for the six months ended September 30, 2003, reflected a slight increase over the same period last year attributable to the distribution of two very successful third-party publishers’ titles during the first quarter of fiscal 2004. For the six months ended September 30, 2003, hardware sales represented approximately 24% of total distribution sales, compared to approximately 29% for the same period last year.  The decrease in hardware sales as a percentage of total distribution net revenues reflects the benefit received during the six months ended September 30, 2002 from the hardware launch of the GameCube in June 2002. The decrease also reflects the impact on sales during the six months ended September 30, 2003 of the lower price points of PS2, GameCube and Xbox hardware in calendar 2003 versus the prior calendar year.  The price points for PS2 and GameCube hardware were again reduced by the hardware manufacturers in October 2003 in certain international markets.

Geographically, our domestic operations include our North American publishing business. Our international operations include our European and Asian/Australian publishing businesses and our European distribution business.  North America net revenues decreased 36% from the same period last year, from $200.4 million for the six months ended September 30, 2002 to $129.2 million for the six months ended September 30, 2003 for the reasons detailed above in the discussion of our publishing business net revenues.  International publishing net revenues decreased 29% from the same period last year, from $80.0 million for the six months ended September 30, 2002 to $57.0 million for the six months ended September 30, 2003 for the reasons detailed above in the discussion of our publishing business net revenues, partially offset by the positive impact of the year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar.  International distribution net revenues for the six months ended September 30, 2003 increased 12% over the same period last year, from $80.2 million to $90.0 million for the reasons detailed above in the discussion of our distribution business net revenues.

Costs and Expenses

Cost of sales – product costs represented 61% and 48% of consolidated net revenues for the three months ended September 30, 2003 and 2002, respectively.  There were several factors that affected cost of sales – product costs as a percentage of consolidated net revenues.  First, in our publishing business, sales of catalog titles comprised a larger percentage of total publishing net revenues in the three months ended September 30, 2003 – 55% as compared to the same period last year – 43%.  Catalog titles typically have a lower weighted average sales price as compared to new release titles, resulting in cost of sales representing a higher percentage of publishing net revenues.  Second, distribution net revenues as a percentage of total consolidated net revenues increased from 25% for the three months ended September 30, 2002 to 39% for the three months ended September 30, 2003.  Distribution net revenues have a higher per unit cost as compared to publishing net revenues.  Lastly, in our distribution business, the margins on hardware sales decreased  as a result of the lower price points of PS2, Xbox and GameCube in calendar 2003 versus  the prior calendar year.  Cost of sales – product costs represented 54% and 46% of consolidated net revenues for the six months ended September 30, 2003 and 2002, respectively.  The increase was due to the factors detailed above in the discussion of cost of sales – product costs for the three months ended September 30, 2003.

Cost of sales – software royalties and amortization for the three months ended September 30, 2003 increased as a percentage of publishing net revenues over the same period last year, from 14% to 16%.  Cost of sales – software royalties and amortization for the six months ended September 30, 2003 increased as a percentage of publishing net revenues over the same period last year, from 12% to 14%.  The increases in the percentages primarily reflect the lower net revenue base in the three and six months ended September 30, 2003.  Additionally, one of the top performing titles in the six months ended September 30, 2003 had a higher developer royalty rate structure than the top performing titles in the six months ended September 30, 2002.

Cost of sales – intellectual property licenses for the three months ended September 30, 2003 increased as a percentage of publishing net revenues over the same period last year, from 4% to 10%.  Cost of sales – intellectual property licenses for the six months ended September 30, 2003 increased as a percentage of publishing net revenues over the same period last year, from 6% to 9%. These increases were primarily due to the fact that our top performing titles released in fiscal 2004 had higher intellectual property royalty rate structures than the top performing titles released in fiscal 2003.

Product development expenses for the three months ended September 30, 2003 increased as a percentage of publishing net revenues from the same period last year, from 10% to 22%. In absolute dollars, product development expense for the three months ended September 30, 2003 also increased from the same period last year, from $13.3 million to $15.9 million.  Product development expenses for the six months ended September 30, 2003 increased as a percentage of publishing net revenues from the same period last year, from 9% to 16%. In absolute dollars, product development expense for the six months ended September 30, 2003 also increased from the same period last year, from $25.0 million to $29.5 million. The increases in the percentages and in absolute dollars reflect the increased development costs for the current generation of console platforms and, as previously discussed, our increased emphasis on product quality and the lengthening of product development schedules.

Sales and marketing expenses of $17.2 million and $28.8 million represented 15% and 17% of consolidated net revenues for the three months ended September 30, 2003 and 2002, respectively.  These decreases were primarily generated by our publishing business due to the fact that, as previously discussed, in the second quarter of fiscal 2004, we released only three new titles for which we had significant marketing programs.   In the second quarter of fiscal 2003, we released eight new titles for which we had significant promotional programs.  Sales and marketing expenses of $43.5 million and $50.8 million represented 16% and 14% of consolidated net revenues for the six months ended September 30, 2003 and 2002, respectively.  The year-over-year variances were primarily driven by our publishing business.  The decrease in absolute dollars is the result of, as discussed above, the lower sales and marketing spend in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003.  The success of Spider-Man: The Movie, released in the first quarter of fiscal 2003, contributed to sales and marketing expenses being a lower a percentage of consolidated net revenues for the six months ended September 30, 2002 as compared to the six months ended September 30, 2003.

General and administrative expenses for the three months ended September 30, 2003 decreased $1.7 million over the same period last year, from $11.8 million to $10.1 million.  As a percentage of consolidated net revenues, general and administrative expenses increased from 7% for the three months ended September 30, 2002 to 9% for the three months ended September 30, 2003.  The decrease in absolute dollars is primarily the result of reductions in employee compensation costs and bad debt expense.  General and administrative expenses for the six months ended September 30, 2003 decreased $4.7 million over the same period last year, from $26.3 million to $21.6 million.  As a percentage of consolidated net revenues, general and administrative expenses remained constant at approximately 7% to 8%.  The decrease in absolute dollars was primarily due to reductions in employee compensation costs and bad debt expense. The decrease was also due to the incurrence in the first quarter of fiscal 2003 of merger related expenses by our publishing business and an approximate $2.0 million charge for the relocation of our UK distribution facility due to the increased growth of our UK distribution and UK publishing businesses.

Operating Income (Loss)

Publishing operating loss for the three months ended September 30, 2003 was $16.9 million, compared to publishing operating income of $9.3 million in the same period last year.  This change was primarily due to lower publishing net revenues as a result of a fewer number of new titles released during the three months ended September 30, 2003 as compared to the same period last year and the strong performance of prior year releases.  It is also the result of the higher proportion of catalog sales as a percentage of total publishing net revenues for the three months ended September 30, 2003 as compared to the same period last year.  Distribution operating loss for the three months ended September 30, 2003 was $39,000, compared to distribution operating income of $2.1 million in the same period last year.  This change was primarily due to the increase in cost of sales – product costs as a percentage of distribution net revenues due to reduced margins on hardware sales as a result of price point reductions instituted by hardware manufacturers and reduced margins on software sales as a result of  the bundling of software with hardware.

Publishing operating loss for the six months ended September 30, 2003 was $11.7 million, compared to publishing operating income of $41.7 million in the same period last year.  The publishing operating loss in fiscal 2004 was primarily due to lower publishing net revenues as a result of a fewer number of new titles released during the three months ended September 30, 2003 and the higher proportion of catalog sales as a percentage of total publishing net revenues for the three months ended September 30, 2003, as discussed above. Publishing operating income in fiscal 2003 was the result of the success of Spider-Man: The Movie.  Distribution operating loss for the six months ended September 30, 2003 was $63,000, compared to distribution operating income of $0.8 million in the same period last year.  This was primarily due to the increase in cost of sales – product costs as a percentage of distribution net revenues due to reduced margins on hardware sales as a result of price point reductions instituted by hardware manufacturers and reduced margins on software sales as a result of the bundling of software with hardware, partially offset by the decrease in fiscal 2004 distribution general and administrative expenses as compared to fiscal 2003 as a result of the incurrence in the first quarter of fiscal 2003 of an approximate $2.0 million charge for the relocation of our UK distribution facility due to the increased growth of our UK distribution and UK publishing businesses.

Investment Income, Net

Investment income, net for the three months ended September 30, 2003 was $1.4 million as compared to $2.9 million for the three months ended September 30, 2002.  Investment income, net for the six months ended September 30, 2003 was $2.7 million as compared to $4.0 million for the six months ended September 30, 2002.  These decreases were primarily due to interest rate reductions and the utilization of excess cash to enter into structured stock repurchase transactions during the three and six months ended September 30, 2003.  Premiums earned on structured stock repurchase transactions are recorded to additional paid-in-capital.

Provision for Income Taxes

The income tax benefit of $5.4 million and $3.2 million for the three and six months ended September 30, 2003, respectively, reflect our effective income tax rate of approximately 35%.  The income tax provision of $5.1 million and $16.8 million for the three and six months ended September 30, 2002, respectively, reflect our effective income tax rate of approximately 36%.  For both periods, the significant items that generated variances between our effective rate and our statutory rate of 35% were state taxes, offset by research and development tax credits.

Liquidity and Capital Resources

As of September 30, 2003, our primary source of liquidity was comprised of $313.4 million of cash and cash equivalents and $98.0 million of short-term investments.  We believe that we have sufficient working capital ($499.0 million at September 30, 2003), as well as proceeds available from our international credit facilities (described below), to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

We actively manage our capital structure and balance sheet as a component of our overall business strategy.  When we determine that market conditions are appropriate, we may seek to achieve long-term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Cash Flows

Our cash and cash equivalents were $313.4 million at September 30, 2003 compared to $285.6 million at March 31, 2003.  Activity in cash and cash equivalents for the six months ended September 30, 2003, included $52.1 million used in operating activities, offset by $15.2 million and $61.3 million provided by investing and financing activities, respectively.  The principal components comprising cash flows used in operating activities included increases in accounts receivable and other assets and our continued investment in software development and intellectual property licenses.  Accounts receivable increased as a result of an increase in the number of fiscal 2004 second quarter title releases over the fiscal 2003 fourth quarter, as well as the timing of their release dates which occurred at the end of the quarter.  Other assets increased partially as a result of the timing of prepayments to a supplier for inventory purchases and for sponsorship of a promotional program.  In the six months ended September 30, 2003, we spent approximately $53.4 million in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.

The cash provided by investing activities primarily was the result of the maturity or sale of short-term investment vehicles.  The goal of our short-term investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs and providing for prudent investment diversification.

The cash provided by financing activities primarily is the result of the maturity of structured stock repurchase transactions, partially offset by cash used to purchase treasury stock and enter into additional structured stock repurchase transactions.   During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured option transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.    As of September 30, 2003, we had outstanding structured stock repurchase transactions in the aggregate amount of approximately $36.4 million. These transactions may be settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we will either have our capital investment returned with a premium or receive up to approximately 4.1 million shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the United Kingdom (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  As of September 30, 2003, the UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.6 million ($14.3 million), including issuing letters of credit, on a revolving basis. Furthermore, as of September 30, 2003, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.0 million) guarantee for the benefit of our CD Contact subsidiary.  The UK Facility bears interest at LIBOR plus 1.5%, is collateralized by substantially all of the assets of the subsidiary and expires in October 2004.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of September 30, 2003, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of September 30, 2003.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of September 30, 2003, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of September 30, 2003.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of September 30, 2003 is approximately $124.3 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,

2004	$58,163
2005	44,132
2006	13,111
2007	4,517
2008 and thereafter	4,376

Total	$124,299

The commitment schedule above excludes approximately $9.3 million of commitments originally scheduled to be paid between fiscal 2004 through fiscal 2007 relating to an intellectual property rights agreement with a third party.  Effective June 30, 2003, we terminated the agreement and filed a breach of contract suit against the third party.

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we have disclosed certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  The reader or listener is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 which is incorporated herein by reference.  The reader or listener is cautioned that we do not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of September 30, 2003, our cash equivalents and short-term investments included debt securities of $311.8 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of  September 30, 2003 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	1.13%	$213,850	$213,850
Variable rate	0.96	38,005	38,005

Short-term investments:
Fixed rate	1.71%	$97,870	$97,990

Our short-term investments generally mature between three months and two years.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of September 30, 2003, we had no material outstanding hedging contracts.

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

On June 30, 2003, we terminated our Star Trek Merchandising License Agreement with Viacom Consumer Products, Inc. and filed a complaint for breach of contract and constructive trust against Viacom Consumer Products and Viacom International, Inc. (“Viacom”). On August 15, 2003, Viacom filed its response to our complaint as well as a cross-complaint alleging, among other matters, a breach of contract by Activision and seeking claimed damages in excess of $50 million. We strongly dispute the claims by Viacom, consider the damages alleged by Viacom to be speculative and without merit, and intend to defend vigorously and aggressively against the cross-complaint.

On July 11, 2003, we were informed by the staff of the SEC that the SEC has commenced a non-public formal investigation captioned “In the Matter of Certain Video Game Manufacturers and Distributors.” The investigation appears to be focused on certain accounting practices common to the interactive entertainment industry, with specific emphasis on revenue recognition. In connection with this inquiry, the SEC submitted to us a request for information. We responded to this inquiry on September 2, 2003.  The SEC staff also informed us that other companies in the video game industry received similar requests for information. The SEC has advised us that this request for information should not be construed as an indication from the SEC or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security. We have cooperated and intend to continue to cooperate fully with the SEC in the conduct of this inquiry.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2003 Annual Meeting of the Stockholders on September 18, 2003 in Beverly Hills, California.  Four items were submitted to a vote of the stockholders: (1) the election of seven directors to hold office for one year terms and until their respective successors are duly elected and qualified; (2) the approval of the amendment of our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 125,000,000 to 225,000,000; (3) the approval of the adoption of our 2003 Incentive Plan; and (4) the approval of the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending March 31, 2004.

All seven directors were recommended by the Board of Directors and all were elected.  Set forth below are the results of the voting for each director.

	For	Withheld
Ronald Doornink	76,762,935	3,821,124
Kenneth L. Henderson	76,449,684	4,134,375
Barbara S. Isgur	76,848,033	3,736,026
Brian G. Kelly	76,740,593	3,843,466
Robert A. Kotick	76,521,810	4,062,249
Steven T. Mayer	76,848,325	3,735,734
Robert J. Morgado	77,145,836	3,438,223

The amendment to our Amended and Restated Certificate of Incorporation, as amended, was not approved.  Set forth below are the results of the voting.

For	Against	Abstain	Not Voted
28,419,310	35,758,527	38,879	16,367,343

The adoption of our 2003 Incentive Plan was not approved.  Set forth below are the results of the voting.

For	Against	Abstain	Not Voted
16,453,311	47,420,267	343,138	16,367,343

The selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending March 31, 2004 was approved.  Set forth below are the results of the voting.

For	Against	Abstain
72,069,001	8,492,265	22,792

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

1.1	Underwriting agreement between Activision and Goldman, Sachs & Co. dated June 4, 2002 (incorporated by reference to Exhibit 1.1 of Activision’s 8-K, filed June 6, 2002).

3.1	Amended and Restated Certificate of Incorporation, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of our Current Report on Form 8-K, filed on June 16, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 9, 2000 (incorporated by reference to Exhibit 2.7 of our Current Report on Form 8-K, filed on June 16, 2000).

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

(b)           Reports on Form 8-K

1.1

We filed a Form 8-K on July 1, 2003, reporting under “Item 5.  Other Events and required FD Disclosure,” that  on June 30, 2003 Activision filed a complaint in the Superior Court of the State of California against Viacom Consumer Products, Inc. and Viacom International, Inc. alleging material breaches by Viacom of the “Star Trek” licensing agreement with Activision.

1.2

We filed a Form 8-K on July 18, 2003, reporting under “Item 5.  Other Events and required FD Disclosure,” announcing that we were recently informed by the staff of the Securities and Exchange Commission (the “SEC”) that the SEC has commenced a non-public formal investigation captioned “In the Matter of Certain Video Game Manufacturers and Distributors.”

1.3

We filed a Form 8-K on July 22, 2003, reporting under “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 9.  Regulation FD Disclosure” issuing a press release announcing our first quarter fiscal 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

ACTIVISION, INC.

/s/ William J. Chardavoyne
William J. Chardavoyne
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)