Form 10-Q
period 2003-12-31
ACTIVISION INC /NY
filed 2004-02-12
CIK 718877

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

The number of shares of the registrant’s Common Stock outstanding as of February 6, 2004 was 90,026,834.

ACTIVISION, INC. AND SUBSIDIARIES

Part I.  Financial Information.

Item 1.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$425,424	$285,554
Short-term investments	126,253	121,400
Accounts receivable, net of allowances of $68,944 and $57,356 at December 31, 2003 and March 31, 2003, respectively	241,929	15,822
Inventories	35,506	19,577
Software development	43,469	26,791
Intellectual property licenses	26,614	8,906
Deferred income taxes	36,170	38,290
Other current assets	14,217	10,565

Total current assets	949,582	526,905

Software development	27,394	35,281
Intellectual property licenses	22,882	36,943
Property and equipment, net	26,375	22,265
Deferred income taxes	—	10,322
Other assets	844	5,081
Goodwill	74,214	68,019

Total assets	$1,101,291	$704,816

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$147
Accounts payable	170,936	45,602
Accrued expenses	128,687	58,656

Total current liabilities	299,623	104,405

Long-term debt, less current portion	—	2,671
Deferred income taxes	5,381	—

Total liabilities	305,004	107,076

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at December 31, 2003 and March 31, 2003	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at December 31, 2003 and March 31, 2003	—	—
Common stock, $.000001 par value, 225,000,000 and 125,000,000 shares authorized, 108,950,649 and 107,372,727 shares issued and 89,253,766 and 90,084,245 shares outstanding at December 31, 2003 and March 31, 2003, respectively	—	—
Additional paid-in capital	731,345	592,295
Retained earnings	201,615	130,564
Less: Treasury stock, at cost, 19,696,883 and 17,288,482 shares at December 31, 2003 and March 31, 2003, respectively	(144,128)	(121,685)
Accumulated other comprehensive income (loss)	7,455	(3,434)

Total shareholders’ equity	796,287	597,740

Total liabilities and shareholders’ equity	$1,101,291	$704,816

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended December 31,		For the nine months ended December 31,
	2003	2002	2003	2002

Net revenues	$508,511	$378,685	$784,759	$739,115

Costs and expenses:
Cost of sales – product costs	235,301	204,881	384,302	369,004
Cost of sales – software royalties and amortization	23,680	33,503	50,575	67,396
Cost of sales – intellectual property licenses	9,464	14,918	27,008	32,704
Product development	50,354	13,758	79,828	38,768
Sales and marketing	58,503	33,875	102,025	84,644
General and administrative	14,248	10,989	35,847	37,308

Total costs and expenses	391,550	311,924	679,585	629,824

Operating income	116,961	66,761	105,174	109,291

Investment income, net	1,464	2,533	4,125	6,554

Income before income tax provision	118,425	69,294	109,299	115,845

Income tax provision	41,444	24,947	38,248	41,708

Net income	$76,981	$44,347	$71,051	$74,137

Basic earnings per share	$0.87	$0.44	$0.80	$0.77

Weighted average common shares outstanding	88,763	100,209	88,325	96,839

Diluted earnings per share	$0.79	$0.42	$0.74	$0.71

Weighted average common shares outstanding assuming dilution	97,351	106,223	95,786	104,822

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$71,051	$74,137
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	18,626	12,817
Depreciation and amortization	7,711	7,050
Amortization and write-offs of capitalized software development costs and intellectual property licenses	76,276	75,800
Tax benefit of stock options and warrants exercised	3,567	24,053
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(226,007)	(80,649)
Inventories	(15,929)	(16,548)
Software development and intellectual property licenses	(88,714)	(123,366)
Other assets	(968)	4,970
Accounts payable	125,225	41,984
Accrued expenses and other liabilities	75,496	28,802

Net cash provided by operating activities	46,334	49,050

Cash flows from investing activities:
Capital expenditures	(9,455)	(6,941)
Proceeds from disposal of property and equipment	—	505
Purchases of short-term investments	(131,058)	(384,117)
Proceeds from sales and maturities of short-term investments	126,136	214,817
Cash payment to effect business combinations, net of cash acquired	(3,480)	(21,199)
Minority capital investment	—	(1,500)

Net cash used in investing activities	(17,857)	(198,435)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock options to employees	11,389	18,862
Other borrowings, net	(2,818)	(717)
Proceeds from issuance of common stock pursuant to underwritten public offering, net of offering costs	—	248,072
Purchase of structured stock repurchase transactions	(52,621)	(25,000)
Settlement of structured stock repurchase transactions	166,521	—
Purchase of treasury stock	(19,996)	(18,929)

Net cash provided by financing activities	102,475	222,288

Effect of exchange rate changes on cash	8,918	7,074

Net increase in cash and cash equivalents	139,870	79,977

Cash and cash equivalents at beginning of period	285,554	279,007

Cash and cash equivalents at end of period	$425,424	$358,984

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the nine months ended December 31, 2003
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2003	107,373	$—	$592,295	$130,564	(17,288)	$(121,685)	$(3,434)	$597,740
Components of comprehensive income:
Net income	—	—	—	71,051	—	—	—	71,051
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(52)	(52)
Foreign currency forward contracts	—	—	—	—	—	—	(458)	(458)
Foreign currency translation adjustment	—	—	—	—	—	—	11,399	11,399
Total comprehensive income								81,940
Issuance of common stock and common stock options to employees	1,578	—	11,583	—	—	—	—	11,583
Tax benefit attributable to employee stock options	—	—	3,567	—	—	—	—	3,567
Purchase of structured stock repurchase transactions	—	—	(52,621)	—	—	—	—	(52,621)
Settlement of structured stock repurchase transactions	—	—	176,521	—	(1,144)	(10,000)	—	166,521
Purchase of treasury stock	—	—	—	—	(1,265)	(12,443)	—	(12,443)

Balance, December 31, 2003	108,951	$—	$731,345	$201,615	(19,697)	$(144,128)	$7,455	$796,287

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
For the three and nine months ended December 31, 2003

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123, “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date.  Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price.  At December 31, 2003, we had several stock-based employee compensation plans, which are described more fully in Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2003 filed with the SEC.  We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Net income, as reported	$76,981	$44,347	$71,051	$74,137
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	126	—	126	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,693)	(5,011)	(13,432)	(15,225)
Pro forma net income	$73,414	$39,336	$57,745	$58,912

Earnings per share:

Basic – as reported	$0.87	$0.44	$0.80	$0.77

Basic – pro forma	$0.83	$0.39	$0.65	$0.61

Diluted – as reported	$0.79	$0.42	$0.74	$0.71

Diluted – pro forma	$0.75	$0.37	$0.60	$0.56

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.  We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating expected stock price volatility.  In prior fiscal years, the historical stock price volatility used was based on the daily, low stock price of our common stock, which, in recent years, resulted in an expected volatility ranging from approximately 65% to 70%.  For options granted during each of the quarters in the nine months ended December 31, 2003, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility ranging from 47% to 52%.  Management believes such amounts are more representative of prospective trends.  For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.

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

3.     Acquisitions

In May 2002, we acquired a 30% interest in the outstanding capital stock of Infinity Ward, Inc. (“Infinity Ward”), a privately-held interactive software development company, as well as an option to purchase the remaining 70% of outstanding capital stock.  In October 2003, we exercised our option to acquire the remaining 70% of the outstanding capital stock of Infinity Ward for cash of approximately $3.5 million.  This acquisition further enables us to implement our multi-platform development strategy by augmenting our internal product development capabilities for the PC.

A significant portion of the purchase price for this acquisition was assigned to goodwill as the primary asset we acquired in the transaction was an assembled workforce with proven technical and design talent with a history of high quality product creation.  Goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes.  The results of operations of Infinity Ward are included in our consolidated statement of operations beginning October 24, 2003.  Pro forma consolidated statements of operations are not shown, as they would not differ materially from reported results.

4.     Cash, Cash Equivalents and Short-term Investments

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

The following table summarizes our investments in securities as of December 31, 2003 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$201,944	$—	$—	$201,944
Money market instruments	33,915	—	—	33,915
Auction rate notes	189,565	—	—	189,565

Cash and cash equivalents	425,424	—	—	425,424

Short-term investments:
Corporate bonds	16,781	4	(33)	16,752
Taxable municipal bonds	5,004	—	—	5,004
Taxable preferred bonds	3,779	—	—	3,779
U.S. agency issues	84,512	63	(32)	84,543
Asset-backed securities	16,095	90	(10)	16,175

Short-term investments	126,171	157	(75)	126,253

Cash, cash equivalents and short-term investments	$551,595	$157	$(75)	$551,677

The following table summarizes the maturities of our investments in debt securities as of December 31, 2003 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$221,616	$221,613
Due after one year through two years	78,025	78,030
	299,641	299,643
Asset-backed securities	16,095	16,175

Total	$315,736	$315,818

For the three months ended December 31, 2003, net realized gains on short-term investments consisted of $1,000 of gross realized gains and no gross realized losses.  For the nine months ended December 31, 2003, net realized gains on short-term investments consisted of $21,000 of gross realized gains and $4,000 of gross realized losses.

For the three months ended December 31, 2002, net realized gains on short-term investments consisted of $188,000 of gross realized gains and $56,000 of gross realized losses.  For the nine months ended December 31, 2002, net realized gains on short-term investments consisted of $191,000 of gross realized gains and $116,000 of gross realized losses.

5.     Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Our inventories consist of the following (amounts in thousands):

	December 31, 2003	March 31, 2003
Purchased parts and components	$825	$1,129
Finished goods	34,681	18,448

	$35,506	$19,577

6.     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended December 31, 2003 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2003	$63,194	$4,825	$68,019
Goodwill acquired	3,763	—	3,763
Adjustment to original purchase allocation	1,808	—	1,808
Effect of foreign currency exchange rates	—	624	624

Balance as of December 31, 2003	$68,765	$5,449	$74,214

7.     Income Taxes

The income tax provision of $41.4 million and $38.2 million for the three and nine months ended December 31, 2003, respectively, reflect our effective income tax rate of approximately 35%.  The income tax provision of $24.9 million and $41.7 million for the three and nine months ended December 31, 2002, respectively, reflect our effective income tax rate of approximately 36%.  For both periods, the significant items that generated variances between our effective rate and our statutory rate of 35% were state taxes, offset by research and development tax credits.

8.     Software Development Costs and Intellectual Property Licenses

As of December 31, 2003, capitalized software development costs included $26.7 million of internally developed software costs and $44.2 million of payments made to third-party software developers.  As of March 31, 2003, capitalized software development costs included $26.0 million of internally developed software costs and $36.1 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $49.5 million and $45.8 million as of December 31, 2003 and March 31, 2003, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses were $76.3 million and $75.8 million for the nine months ended December 31, 2003 and 2002, respectively.

During the three months ended December 31, 2003, we executed a realignment of our product portfolio driven by the evolution of the video game market, which is increasingly dominated by high quality products that are based on recognizable franchises and supported with big marketing programs.  We completed a comprehensive review of our product portfolio in which we evaluated each product based on a number of criteria, including:  the strength of the franchise, the projected product quality, the potential responsiveness of the product to aggressive marketing support and the financial risk in the event of product failure.  As a result of this review, we found that we have an extensive slate of high-potential properties in development.  However, we also found that certain projects had a lower likelihood of achieving acceptable levels of operating performance and that continued pursuit of these projects would create a substantial opportunity cost as it related to our slate of high-potential projects.  Accordingly, in the three months ended December 31, 2003, we canceled the development of ten products which we believed were unlikely to produce an acceptable level of return on our investment.  In connection with the cancellation of these products, we recorded a pre-tax charge of approximately $21 million in the quarter ended December 31, 2003.

9.     Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income

The components of comprehensive income for the three and nine months ended December 31, 2003 and 2002 were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002

Net income	$76,981	$44,347	$71,051	$74,137

Other comprehensive income (loss):
Foreign currency forward contracts	(458)	—	(458)	—
Foreign currency translation adjustment	6,778	2,529	11,399	8,705
Unrealized appreciation (depreciation) on short-term investments	(38)	624	(52)	498

Other comprehensive income	6,282	3,153	10,889	9,203

Comprehensive income	$83,263	$47,500	$81,940	$83,340

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency Forward Contracts	Foreign Currency Translation Adjustment	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2003	$—	$(3,568)	$134	$(3,434)
Other comprehensive income (loss)	(458)	11,399	(52)	10,889

Balance, December 31, 2003	$(458)	$7,831	$82	$7,455

The amounts above are shown net of taxes.  The income taxes related to other comprehensive income were not significant, as income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

10.  Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Interest expense	$(43)	$(138)	$(285)	$(810)
Interest income	1,506	2,539	4,393	7,289
Net realized gain on investments	1	132	17	75

Investment income, net	$1,464	$2,533	$4,125	$6,554

11.  Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Nine months ended December 31,
	2003	2002
Non-cash investing and financing activities:
Subsidiaries acquired with common stock	$—	$10,861
Issuance of options and common stock warrants	377	2,184
Stock offering costs	—	781
Change in unrealized depreciation on short-term investments	52	498

Supplemental cash flow information:
Cash paid for income taxes	$7,156	$3,847
Cash paid (received) for interest, net	(4,276)	(5,933)

12.  Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with third-party publishers.  In the United States, our products are sold primarily on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Italy, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries located in the United Kingdom, the Netherlands and Germany.

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

Information on the reportable segments for the three and nine months ended December 31, 2003 and 2002 is as follows (amounts in thousands):

	Three months ended December 31, 2003
	Publishing	Distribution	Total

Total segment revenues	$382,921	$125,590	$508,511
Revenues from sales between segments	(48,801)	48,801	—

Revenues from external customers	$334,120	$174,391	$508,511

Operating income	$104,964	$11,997	$116,961

Total assets	$883,298	$217,993	$1,101,291

	Three months ended December 31, 2002
	Publishing	Distribution	Total

Total segment revenues	$256,729	$121,956	$378,685
Revenues from sales between segments	(26,345)	26,345	—

Revenues from external customers	$230,384	$148,301	$378,685

Operating income	$54,926	$11,835	$66,761

Total assets	$818,659	$152,458	$971,117

	Nine months ended December 31, 2003
	Publishing	Distribution	Total

Total segment revenues	$569,122	$215,637	$784,759
Revenues from sales between segments	(63,005)	63,005	—

Revenues from external customers	$506,117	$278,642	$784,759

Operating income	$93,240	$11,934	$105,174

Total assets	$883,298	$217,993	$1,101,291

	Nine months ended December 31, 2002
	Publishing	Distribution	Total

Total segment revenues	$536,972	$202,143	$739,115
Revenues from sales between segments	(51,535)	51,535	—

Revenues from external customers	$485,437	$253,678	$739,115

Operating income	$96,659	$12,632	$109,291

Total assets	$818,659	$152,458	$971,117

Geographic information for the three and nine months ended December 31, 2003 and 2002 is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002

North America	$252,114	$179,643	$381,303	$380,045
Europe	246,919	190,030	385,952	342,561
Other	9,478	9,012	17,504	16,509

Total	$508,511	$378,685	$784,759	$739,115

Revenues by platform were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002

Console	$407,975	$320,528	$611,008	$582,160
Hand-held	20,284	25,632	36,709	56,859
PC	80,252	32,525	137,042	100,096

Total	$508,511	$378,685	$784,759	$739,115

As of and for the three and nine months ended December 31, 2003, we had one customer that accounted for 19% and 18% of consolidated net revenues, respectively, and 32% of consolidated accounts receivable, net.  As of and for the three and nine months ended December 31, 2002, we had one customer that accounted for

17% of consolidated net revenues and 29% of consolidated accounts receivable, net.  This customer was the same customer in all periods and was a customer of both our publishing and distribution businesses.

13.  Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002

Numerator:
Numerator for basic and diluted earnings per share – income available to common shareholders	$76,981	$44,347	$71,051	$74,137

Denominator:
Denominator for basic earnings per share-weighted average common shares outstanding	88,763	100,209	88,325	96,839

Effect of dilutive securities:
Employee stock options and stock purchase plan	8,230	5,642	7,132	7,422
Warrants to purchase common stock	358	372	329	561

Potential dilutive common shares	8,588	6,014	7,461	7,983

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	97,351	106,223	95,786	104,822

Basic earnings per share	$0.87	$0.44	$0.80	$0.77

Diluted earnings per share	$0.79	$0.42	$0.74	$0.71

Options to purchase 5,912,586 shares of common stock at exercise prices ranging from $18.21 to $22.16 and options to purchase 6,949,225 shares of common stock at exercise prices ranging from $18.21 to $22.16 were outstanding for the three and nine months ended December 31, 2003, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

Options to purchase 7,054,122 shares of common stock at exercise prices ranging from $12.41 to $22.16 and options to purchase 3,381,950 shares of common stock at exercise prices ranging from $16.65 to $22.16 were outstanding for the three and nine months ended December 31, 2002, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

14.  Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the United Kingdom (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  As of December 31, 2003, the UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.0 million ($14.2 million), including issuing letters of credit, on a revolving basis.  Furthermore, as of December 31, 2003, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary.  The UK Facility bears interest at LIBOR plus 2.0%, is collateralized by substantially all of the assets of the subsidiary and expires in November 2004.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of December 31, 2003, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of December 31, 2003.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of December 31, 2003, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of December 31, 2003.

Developer and Intellectual Property Contracts

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of December 31, 2003 is approximately $99.1 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,

2004	$29,827
2005	41,350
2006	18,048
2007	5,560
2008 and thereafter	4,325

Total	$99,110

The commitment schedule above excludes approximately $9.3 million of commitments originally scheduled to be paid between fiscal 2004 through fiscal 2007 relating to an intellectual property rights agreement with a third party.  Effective June 30, 2003, we terminated the agreement and filed a breach of contract suit against the third party.

Legal and Regulatory Proceedings

We are party to routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims and collection matters.  In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

On June 30, 2003, we terminated our Star Trek Merchandising License Agreement with Viacom Consumer Products, Inc. and filed a complaint in the Superior Court of the State of California for breach of contract and constructive trust against Viacom Consumer Products and Viacom International, Inc. (“Viacom”).  On August 15, 2003, Viacom filed its response to our complaint as well as a cross-complaint alleging, among other matters, a breach of contract by Activision and seeking claimed damages in excess of $50 million.  We strongly dispute the claims by Viacom, consider the damages alleged by Viacom to be speculative and without merit, and intend to defend vigorously and aggressively against the cross-complaint.

On July 11, 2003, we were informed by the staff of the SEC that the SEC has commenced a non-public formal investigation captioned “In the Matter of Certain Video Game Manufacturers and Distributors.” The investigation appears to be focused on certain accounting practices common to the interactive entertainment industry, with specific emphasis on revenue recognition.  In connection with this inquiry, the SEC submitted to us a request for information.  We responded to this inquiry on September 2, 2003.  To date, we have not received a request from the SEC for additional information.  The SEC staff also informed us that other companies in the video game industry received similar requests for information.  The SEC has advised us that this request for information should not be construed as an indication from the SEC or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security.  We have cooperated and intend to continue to cooperate fully with the SEC in the conduct of this inquiry.

15.  Capital Transactions

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

During the nine months ended December 31, 2003, we repurchased approximately 1.3 million shares of our common stock for $12.4 million.  In addition, approximately 1.1 million shares of common stock were acquired in the nine months ended December 31, 2003 as a result of the settlement of a structured stock repurchase transaction entered into in fiscal 2003.  As of December 31, 2003, we had no outstanding structured stock repurchase transactions.  These transactions may be settled in cash or stock based on the market price of our common stock on the date of the settlement.  Upon settlement, we will either have our capital investment returned with a premium or receive shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.  These transactions are recorded in shareholders’ equity in the accompanying consolidated balance sheets.  In any period, cash provided by or used in financing activities related to common stock repurchase transactions may differ from the comparable change in shareholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

16.  Related Parties

In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years.  For the three and nine months ended December 31, 2003 and 2002, the fees we paid to the law firm account for less than 1% of the firm’s total revenues.  We believe that the fees charged to us by the law firm are competitive with the fees charged by other law firms.

17.  Subsequent Events

On February 11, 2004, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split is payable on March 15, 2004 to shareholders of record as of February 23, 2004.  The par value of our common stock will be maintained at the pre-split amount of $.000001.

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

Our products cover game categories such as action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  We currently offer our products in versions that operate on the Sony PlayStation 2 (“PS2”), Sony PlayStation (“PS1”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”) hand-held device and the personal computer (“PC”).  In prior years, we have also offered our products on the Nintendo 64 (“N64”) console system and Nintendo Game Boy Color (“GBC”) hand-held device.  In calendar 2003, Sony announced that it would be entering the hand-held hardware market with the introduction of its hand-held gaming device, PlayStation Portable (“PSP”).  PSP is currently expected to be released in the fourth quarter of calendar 2004.  Recently, Nintendo also announced that it plans to launch a new, dual-screened, portable game system before the end of calendar 2004.  We are currently in development of titles for the PSP and are awaiting more information from Nintendo regarding their new hand-held platform.  Although no specific information regarding such matters is available, we also evaluate potential technology for the next generation console systems expected to be developed by Sony, Microsoft and Nintendo for release in the next two to three calendar years.

Our publishing business involves the development, marketing and sale of products, either directly, by license or through our affiliate label program with third-party publishers.  In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries.  Our distribution business consists of operations located in the UK, the Netherlands and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

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

Our focus with respect to future game development will be on big, well-established brands that we believe we can build into successful game franchises.  Examples of these brands are our superheroes and skateboarding brands.  We have a long-term alliance with Marvel Enterprises through an exclusive, multi-year, licensing agreement that expires in 2009.  The agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man, X-MEN, Fantastic Four and Iron Man.  We currently are in development on the video game Spider-Man: The Movie 2, the sequel to the highly successful Spider-Man: The Movie, a key fiscal 2003 title release that has continued to perform strongly into fiscal 2004.  The video game release of Spider-Man: The Movie 2 is scheduled to coincide with the “Spider-Man 2” theatrical release in the summer of 2004.  Further, another of our key strategies is to continue to be a leader in the skateboarding category.  We have an exclusive, multi-year, licensing agreement with professional skateboarder Tony Hawk that expires in 2015.  The agreement grants us exclusive rights to develop and publish video games using Tony Hawk’s name and his likeness.  We have already released in prior periods five successful titles in the Tony Hawk franchise with cumulative net revenues of $793.9 million, including the most recent, Tony Hawk’s Underground, which was released in the third quarter of fiscal 2004.  We will continue to promote our skateboarding franchise with the release in fiscal 2005 of the sequel to the very successful Tony Hawk’s Underground.

We will also continue to develop new intellectual properties such as True Crime: Streets of L.A. and Call of Duty, which were released in the third quarter of fiscal 2004.  These highly successful titles were ranked by third-party sales tracking agencies as among the top-five selling games for the holiday season.  We expect to develop a variety of games on multiple platforms based on these two new original properties and hope to establish them as a source of recurring revenues.

We will also continue to evaluate emerging brands that we believe have potential to become successful game franchises.  For example, we expect to release titles in fiscal 2005 for “Lemony Snicket’s A Series of Unfortunate Events,” “Shark Tale” and “Shrek 2.”  We have an exclusive licensing agreement to develop and publish video games for the best-selling children’s book series, “Lemony Snicket’s A Series of Unfortunate Events” which is being developed for a feature film by Paramount Pictures, Nickelodeon Movies and DreamWorks SKG.  We also have a multi-year, multi-property, publishing agreement with DreamWorks SKG that grants us the exclusive rights to publish video games based on DreamWorks SKG’s upcoming computer-animated films, “Shark Tale,” “Madagascar” and “Over the Hedge,” as well as their sequels.  We additionally have an agreement to develop and publish video games based on the upcoming movie “Shrek 2” which is expected to be theatrically released in May 2004.

In addition to acquiring or creating high profile intellectual property, we have also continued our focus on establishing and maintaining relationships with talented and experienced software development teams.  We have strengthened our internal development capabilities through the acquisition in prior fiscal years of a number of talented and experienced development companies.  Most recently, in October 2003, we exercised our option to acquire the remaining 70% of the outstanding capital of Infinity Ward, the developer of our newly released PC title, Call of Duty.  We had acquired the initial 30% of Infinity Ward’s outstanding capital stock in May 2002.  We also have development agreements with other top-level, third-party developers such as id Software, Valve L.L.C., Spark Unlimited, Lionhead Studios and The Creative Assembly.

We are utilizing these developer relationships, new intellectual property acquisitions, new original intellectual property creations and our existing library of intellectual property to further focus our game development on product lines that will deliver large, lasting and recurring revenues and operating profit.

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

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income by business segment (amounts in thousands):

	Three months ended December 31,				Nine months ended December 31,
	2003		2002		2003		2002

Net revenues	$508,511	100%	$378,685	100%	$784,759	100%	$739,115	100%

Costs and expenses:
Cost of sales – product costs	235,301	46	204,881	54	384,302	49	369,004	50
Cost of sales – software royalties and amortization	23,680	5	33,503	9	50,575	7	67,396	9
Cost of sales – intellectual property licenses	9,464	2	14,918	4	27,008	3	32,704	4
Product development	50,354	10	13,758	3	79,828	10	38,768	5
Sales and marketing	58,503	11	33,875	9	102,025	13	84,644	12
General and administrative	14,248	3	10,989	3	35,847	5	37,308	5

Total costs and expenses	391,550	77	311,924	82	679,585	87	629,824	85

Operating income	116,961	23	66,761	18	105,174	13	109,291	15

Investment income, net	1,464	-	2,533	1	4,125	1	6,554	1

Income before income tax provision	118,425	23	69,294	19	109,299	14	115,845	16

Income tax provision	41,444	8	24,947	7	38,248	5	41,708	6

Net income	$76,981	15%	$44,347	12%	$71,051	9%	$74,137	10%

Net Revenues by Territory:
North America	$252,114	50%	$179,643	47%	$381,303	49%	$380,045	51%
Europe	246,919	48	190,030	50	385,952	49	342,561	47
Other	9,478	2	9,012	3	17,504	2	16,509	2

Total net revenues	$508,511	100%	$378,685	100%	$784,759	100%	$739,115	100%

Segment/Platform Mix:
Publishing:
Console	$304,996	80%	$211,993	83%	$439,499	77%	$409,919	77%
Hand-held	13,367	3	19,574	7	22,150	4	45,061	8
PC	64,558	17	25,162	10	107,473	19	81,992	15
Total publishing net revenues	382,921	75	256,729	68	569,122	73	536,972	73

Distribution:
Console	102,979	82	108,535	89	171,509	79	172,241	85
Hand-held	6,917	6	6,058	5	14,559	7	11,798	6
PC	15,694	12	7,363	6	29,569	14	18,104	9

Total distribution net revenues	125,590	25	121,956	32	215,637	27	202,143	27

Total net revenues	$508,511	100%	$378,685	100%	$784,759	100%	$739,115	100%

Operating Income by Segment:
Publishing	$104,964	21%	$54,926	15%	$93,240	12%	$96,659	13%
Distribution	11,997	2	11,835	3	11,934	1	12,632	2

Total operating income	$116,961	23%	$66,761	18%	$105,174	13%	$109,291	15%

Results of Operations – Three and Nine Months Ended December 31, 2003 and 2002

Net Revenues For The Three Months Ended December 31, 2003 and 2002

Net revenues for the three months ended December 31, 2003 increased 34% from the same period last year, from $378.7 million to $508.5 million.  The increase was generated by our publishing business and, to a lesser degree, our distribution business.

Publishing net revenues for the three months ended December 31, 2003 increased 49% from the same period last year, from $256.7 million to $382.9 million.  The following tables detail our publishing net revenues by territory and by platform as a percentage of total publishing net revenues for the three months ended December 31, 2003 and 2002:

	Three months ended December 31,		Percent
	2003	2002	Change
Publishing Net Revenues

North America	$252,114	$179,643	40%
Europe	121,329	68,074	78%
Other	9,478	9,012	5%

Total Publishing Net Revenues	$382,921	$256,729	49%
Distribution Net Revenues	$125,590	$121,956	3%
Consolidated Net Revenues	$508,511	$378,685	34%

	Three months ended December 31,
	2003	2002
Publishing Net Revenues
PC	17%	10%

Console	80%	83%
PlayStation 2	48	48
Microsoft Xbox	20	13
Nintendo GameCube	10	12
PlayStation	2	10

Hand-held	3%	7%
Game Boy Advance	3	6
Game Boy Color	—	1
Total Publishing Net Revenues	100%	100%

The increase in publishing net revenues for the three months ended December 31, 2003 occurred in both our domestic and international publishing businesses and in the console and PC platforms.  These increases were primarily generated by the strong performance of our new title releases.  Publishing console net revenues for the three months ended December 31, 2003 increased 44% from the same period last year, from $212.0 million to $305.0 million.  This was primarily due to the release in the three months ended December 31, 2003 of several console titles that performed very well in both the domestic and international markets.  Our new console releases included Tony Hawk’s Underground (“THUG”) and True Crime: Streets of L.A. for PS2, Xbox and GameCube, Cabela’s Dangerous Hunts for PS2 and Xbox and, in select European markets, Rouge Squadron III: Rebel Strike for GameCube.  We also continued to see strong catalog sales in our Spider-Man, Star Wars, Tony Hawk and Cabela’s franchises.  Catalog sales are sales of titles released prior to the current quarter.  Publishing PC net revenues for the three months ended December 31, 2003 increased 156% from the same period last year, from $25.2 million to $64.6 million.  This was primarily due to the release in the three months ended December 31, 2003 of two new premium PC titles, Call of Duty and Empires: Dawn of the Modern World, that performed very well in both the domestic and international markets.  In contrast, during the three months ended December 31, 2002, we released only one smaller PC title.  Hand-held net revenues for the three months ended December 31, 2003 decreased 32% from the same period last year, from $19.6 million to $13.4 million.  This was due to a decrease in the number of GBA games released year-over-year.  In the three months ended December 31, 2002, we released six GBA titles, whereas in the three months ended December 31, 2003, we released only one GBA title, THUG.

Geographically, our publishing business includes our North American, European and Asian/Australian publishing businesses.  North America publishing net revenues increased 40% from the same period last year, from $179.6 million for the three months ended December 31, 2002, to $252.1 million for the three months ended December 31, 2003 for the reasons detailed above in the discussion of our overall publishing business net revenues.  International publishing net revenues increased 70% from the same period last year, from $77.1 million for the three months ended December 31, 2002, to $130.8 million for the three months ended December 31, 2003 also for the reasons previously discussed above and as a result of the positive impact of the year-over-year strengthening of the Euro and the Great British Pound (“GBP”) in relation to the U.S. dollar.  The increase in international publishing net revenues due to the impact of changing foreign currency rates was approximately $12 million for the three months ended December 31, 2003.  Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 54% year-over-year.

Platform mix of publishing net revenues between PC, console and hand-held for the three months ended December 31, 2003 changed somewhat when compared with the same period last year.  Publishing PC net revenues increased as a percentage of total publishing net revenues due to the success of our new PC releases as discussed above.  Publishing hand-held net revenues as a percentage of total publishing net revenues decreased by more than 50% due to the reduced number of GBA titles released in the fiscal 2004 third quarter compared to the same period last year as discussed above.  Publishing console net revenues as a percentage of total publishing net revenues stayed relatively consistent with the same period last year.  However, as expected, within the mix of specific consoles, net revenues from the sale of software for the prior generation of console hardware systems, such as PS1, continue to decline as the installed base of the current generation of console hardware systems, PS2, Xbox and GameCube, continues to grow.  Platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware bases, the introduction of new hardware platforms, as well as the timing of key product releases from our own product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base.  We expect net revenues from hand-held titles to remain the smallest component of our publishing net revenues.  However, if PSP and/or the new Nintendo dual-screen hand-held device are introduced in fiscal 2005, we may see an increase in our hand-held business in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful or “hit” titles.  For the three months ended December 31, 2003, 47% of our consolidated net revenues and 62% of worldwide publishing net revenues were derived from two titles.  For the nine months ended December 31, 2003, 29% of our consolidated net revenues and 41% of worldwide publishing net revenues were derived from two titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact our operating profits resulting in a disproportionate amount of operating income being derived from these select titles.  We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Two factors that could affect future publishing and distribution net revenue performance are console hardware pricing and software pricing.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  We believe that there will be price cuts on PS2 and Xbox hardware in mid to late calendar 2004.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  While we expect console software launch pricing for most genres to hold at $49.99 through the calendar 2004 holidays, we believe that we could see additional software price declines thereafter.

Distribution net revenues for the three months ended December 31, 2003 increased 3% over the same period last year, from $122.0 million to $125.6 million.  The increase is primarily due to the positive impact of the year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar.  Excluding the impact of changes in foreign currency rates, distribution net revenues for the three months ended December 31, 2003 were down approximately 8% from the same period last year.  This decrease is primarily due to a change in product mix.  For the three months ended December 31, 2003, hardware sales represented approximately 33% of total distribution sales, compared to approximately 41% for the same period last year.  The decrease reflects the impact on sales during the fiscal 2004 third quarter of the lower price points of PS2, GameCube and Xbox hardware in the international markets in calendar 2003 versus the prior calendar year.  The mix of future distribution net revenues between hardware and software will be driven by a number of factors including hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms and our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers.  We continue to expect software sales as a percentage of total distribution net revenues in fiscal 2004 to increase from fiscal 2003.

Net Revenues For The Nine Months Ended December 31, 2003 and 2002

Net revenues for the nine months ended December 31, 2003 increased 6% from the same period last year, from $739.1 million to $784.8 million.  The increase was generated by our publishing business and, to a lesser degree, our distribution business.

Publishing net revenues for the nine months ended December 31, 2003 increased 6% from the same period last year, from $537.0 million to $569.1 million.  The following tables detail our publishing net revenues by territory and by platform as a percentage of total publishing net revenues for the nine months ended December 31, 2003 and 2002:

	Nine months ended December 31,		Percent
	2003	2002	Change
Publishing Net Revenues

North America	$381,303	$380,045	—%
Europe	170,315	140,418	21%
Other	17,504	16,509	6%

Total Publishing Net Revenues	$569,122	$536,972	6%
Distribution Net Revenues	$215,637	$202,143	7%
Consolidated Net Revenues	$784,759	$739,115	6%

	Nine months ended December 31,
	2003	2002
Publishing Net Revenues
PC	19%	15%

Console	77%	77%
PlayStation 2	44	42
Microsoft Xbox	22	13
Nintendo GameCube	8	13
PlayStation	3	8
Nintendo 64	—	1

Hand-held	4%	8%
Game Boy Advance	4	7
Game Boy Color	—	1
Total Publishing Net Revenues	100%	100%

The increase in publishing net revenues for the nine months ended December 31, 2003 is the result of the strong performance of our fiscal 2004 third quarter title releases, as previously detailed, offset by lower publishing net revenue recorded during the first six months of fiscal 2004 due to the lower number of new titles released as compared to the same period last year.  Additionally, publishing net revenues in fiscal 2003 benefited from the success of Spider-Man: The Movie which was released in the fiscal 2003 first quarter.

North America publishing net revenues for the nine months ended December 31, 2003, were relatively consistent with the same period last year, at $380.0 million for the nine months ended December 31, 2002, and $381.3 million for the nine months ended December 31, 2003 for the reasons detailed above in the discussion of our overall publishing business net revenues.  International publishing net revenues increased 20% from the same period last year, from $156.9 million for the nine months ended December 31, 2002, to $187.8 million for the nine months ended December 31, 2003 for the reasons detailed above and as a result of the positive impact of the year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar.  The increase in international publishing net revenues due to the impact of changing foreign currency rates was approximately $18 million for the nine months ended December 31, 2003.  Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 8% year-over-year.

Distribution net revenues for the nine months ended December 31, 2003 increased 7% from the same period last year, from $202.1 million to $215.6 million.  The increase is primarily due to the positive impact of the year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar.  Excluding the impact of changes in foreign currency rates, distribution net revenues for the nine months ended December 31, 2003, were down approximately 4% from the same period last year as a result of a change in product mix.  For the nine months ended December 31, 2003, hardware sales represented approximately 29% of total distribution sales, compared to approximately 40% for the same period last year.  The decrease reflects the impact on sales during the nine months ended December 31, 2003 of the lower price points of PS2, GameCube and Xbox hardware in the international markets in calendar 2003 versus the prior calendar year.

Costs and Expenses

Cost of sales – product costs represented 46% and 54% of consolidated net revenues for the three months ended December 31, 2003 and 2002, respectively.  The primary factor impacting cost of sales – product costs as a percentage of consolidated net revenues is the decrease in distribution net revenues as a percentage of total consolidated net revenues, from 32% for the three months ended December 31, 2002 to 25% for the three months ended December 31, 2003.  Distribution net revenues have a higher per unit cost as compared to publishing net revenues.  Additionally, as previously discussed, in our publishing business, PC net revenues increased year-over-year as a percentage of total publishing net revenues, from 10% for the three months ended December 31, 2002 to 17% for the three months ended December 31, 2003.  PC sales have the lowest manufacturing cost per unit of all of the platforms.  For the nine months ended December 31, 2003, cost of sales – product costs as a percentage of consolidated net revenues was relatively consistent with the same period last year at 49% and 50% for the nine months ended December 31, 2003 and 2002, respectively.  The slight decrease was due to the increase in publishing PC net revenues as a percentage of total publishing revenues, from 15% for the nine months ended December 31, 2002 to 19% for the nine months ended December 31, 2003.  Distribution net revenues as a percentage of total consolidated net revenues was flat at 27% for the nine months ended December 31, 2003 and 2002.

Cost of sales – software royalties and amortization for the three months ended December 31, 2003 decreased as a percentage of publishing net revenues over the same period last year, from 13% to 6%.  In absolute dollars, cost of sales – software royalties and amortization for the three months ended December 31, 2003 also decreased from the same period last year, from $33.5 million to $23.7 million.  The decrease in absolute dollars reflects that there were five major titles released in the fiscal 2004 third quarter as compared to eight titles in the fiscal 2003 third quarter.  The decrease in the percentage reflects the strong performance of those fiscal 2004 third quarter releases.  Cost of sales – software royalties and amortization for the nine months ended December 31, 2003 decreased as a percentage of publishing net revenues over the same period last year, from 13% to 9%.  In absolute dollars, cost of sales – software royalties and amortization for the nine months ended December 31, 2003 also decreased from the same period last year, from $67.4 million to $50.6 million.  The decrease in absolute dollars reflects that there were only 11 major titles released in fiscal 2004 as compared to over 20 in fiscal 2003.  The decrease in the percentage reflects the strong performance of the fiscal 2004 third quarter releases.

Cost of sales – intellectual property licenses for the three months ended December 31, 2003 decreased as a percentage of publishing net revenues over the same period last year, from 6% to 2%.  This decrease reflects the fact that two of our top performing titles in the three months ending December 31, 2003, True Crime: Streets of L.A. and Call of Duty, were based on our wholly-owned original intellectual property.  Cost of sales – intellectual property licenses for the nine months ended December 31, 2003 decreased slightly as a percentage of publishing net revenues over the same period last year, from 6% to 5%.  This slight decrease reflects the benefits received in the fiscal 2004 third quarter from titles released utilizing our own original intellectual property, offset by the effect of certain of our top performing titles released in the first six months of fiscal 2004 having higher intellectual property royalty rate structures than the top performing titles released in the first six months of fiscal 2003.

Product development expenses for the three months ended December 31, 2003 increased as a percentage of publishing net revenues from the same period last year, from 5% to 13%.  In absolute dollars, product development expense for the three months ended December 31, 2003 also increased from the same period last year, from $13.8 million to $50.4 million.  Product development expenses for the nine months ended December 31, 2003 increased as a percentage of publishing net revenues from the same period last year, from 7% to 14%.  In absolute dollars, product development expense for the nine months ended December 31, 2003 also increased from the same period last year, from $38.8 million to $79.8 million.

In the third quarter of fiscal 2004, we executed a realignment of our product portfolio driven by the evolution of the video game market, which is increasingly dominated by high quality products that are based on recognizable franchises and supported with big marketing programs.  We completed a comprehensive review of our product portfolio in which we evaluated each product based on a number of criteria, including:  the strength of the franchise, the projected product quality, the potential responsiveness of the product to aggressive marketing support and the financial risk in the event of product failure.  As a result of this review, we found that we have an extensive slate of high-potential properties in development.  However, we also found that certain projects had a lower likelihood of achieving acceptable levels of operating performance and that continued pursuit of these projects would create a substantial opportunity cost as it related to our slate of high-potential projects.  Accordingly, in the three months ended December 31, 2003, we canceled the development of ten products which we believed were unlikely to produce an acceptable level of return on our investment.  In connection with the cancellation of these products, we recorded a pre-tax charge of approximately $21 million in the quarter ended December 31, 2003.

Additionally, to maintain the competitiveness of our products and to take advantage of increasingly sophisticated technology associated with new hardware platforms, we have increased the amount of time spent play-testing new products, conducted more extensive product quality evaluations and lengthened product development schedules to allow time to make the improvements indicated by our testing and evaluations.  We are focused on improved game quality, and in many cases, this has resulted in an increase in product development costs.

The increases in product development as a percentage of publishing net revenues and in absolute dollars reflect the $21 million charge and our increased emphasis on product quality and the lengthening of product development schedules.  In addition, the increases in absolute dollars reflect an increase in studio employee incentive compensation as a result of the strong performance of key fiscal 2004 title releases.

Sales and marketing expenses of $58.5 million and $33.9 million represented 11% and 9% of consolidated net revenues for the three months ended December 31, 2003 and 2002, respectively.  Sales and marketing expenses of $102.0 million and $84.6 million represented 13% and 12% of consolidated net revenues for the nine months ended December 31, 2003 and 2002, respectively.  These increases were primarily generated by our publishing business as a result of significant marketing programs, including television and in-theatre ad campaigns and in-store promotions, run in support of three key fiscal 2004 third quarter title releases, THUG, and our two new original properties, True Crime: Streets of L.A. and Call of Duty.  We expect to continue to provide significant marketing support for our future “big proposition” titles.

General and administrative expenses for the three months ended December 31, 2003 increased $3.2 million over the same period last year, from $11.0 million to $14.2 million.  As a percentage of consolidated net revenues, general and administrative expenses remained constant year-over-year at 3%.  The increase in absolute dollars is the result of an increase in general and administrative headcount and in employee related costs.  General and administrative expenses for the nine months ended December 31, 2003 decreased $1.5 million over the same period last year, from $37.3 million to $35.8 million.  As a percentage of consolidated net revenues, general and administrative expenses remained constant at 5%.  The decrease in absolute dollars was primarily due to lower bad debt expense and the incurrence in the first quarter of fiscal 2003 of merger related expenses by our publishing business and an approximate $2.0 million charge by our distribution business for the relocation of our UK distribution facility, partially offset by a year-over-year increase in general and administrative headcount and in employee related costs in both our publishing and distribution businesses.

Operating Income

Publishing operating income for the three months ended December 31, 2003 increased $50.1 million from the same period last year, from $54.9 million to $105.0 million.  This increase is primarily due to the strong performance in both the domestic and international markets of our fiscal 2004 third quarter title releases, partially offset by the product development charge recorded in the fiscal 2004 third quarter in connection with the cancellation of ten products.

Publishing operating income for the nine months ended December 31, 2003 decreased $3.5 million from the same period last year, from $96.7 million to $93.2 million.  This is primarily due to a publishing operating loss incurred in the first six months of fiscal 2004 due to lower publishing net revenues as a result of a fewer number of new titles released and the product development charge recorded in the fiscal 2004 third quarter in connection with the cancellation of ten products.  The effect of these items were partially offset by the strong performance of our fiscal 2004 third quarter title releases.  Additionally, publishing operating income in fiscal 2003 benefited from the success of Spider-Man: The Movie which was released in the fiscal 2003 first quarter.

Distribution operating income for the three months ended December 31, 2003 remained relatively flat with the same period last year, at $12.0 million and $11.8 million for the three months ended December 31, 2003 and 2002, respectively.  Distribution operating income for the three months ended December 31, 2003 benefited from the positive impact of the year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar.  Excluding the impact of changes in foreign currency rates, distribution operating income for the three months ended December 31, 2003 was down approximately $1.1 million from the same period last year.  This decrease is primarily due to an increase in general and administrative headcount and in employee related costs.

Distribution operating income for the nine months ended December 31, 2003 decreased $0.7 million, compared to the same period last year, from $12.6 million to $11.9 million.  Excluding the positive impact of the year-over-year strengthening of the Euro and the GBP in relation to the U.S. dollar, distribution operating income for the nine months ended December 31, 2003 decreased $1.9 million from the same period last year.  This decrease is primarily due to an increase in general and administrative headcount and in employee related costs.

Investment Income, Net

Investment income, net for the three months ended December 31, 2003 was $1.5 million as compared to $2.5 million for the three months ended December 31, 2002.  Investment income, net for the nine months ended December 31, 2003 was $4.1 million as compared to $6.6 million for the nine months ended December 31, 2002.  These decreases were primarily due to interest rate reductions and the utilization of excess cash to enter into structured stock repurchase transactions and to purchase treasury stock during the three and nine months ended December 31, 2003.  Premiums earned on structured stock repurchase transactions are recorded in additional paid-in-capital.

Provision for Income Taxes

The income tax provision of $41.4 million and $38.2 million for the three and nine months ended December 31, 2003, respectively, reflect our effective income tax rate of approximately 35%.  The income tax provision of $24.9 million and $41.7 million for the three and nine months ended December 31, 2002, respectively, reflect our effective income tax rate of approximately 36%.  For both periods, the significant items that generated variances between our effective rate and our statutory rate of 35% were state taxes, offset by research and development tax credits.

Liquidity and Capital Resources

As of December 31, 2003, our primary source of liquidity was comprised of $425.4 million of cash and cash equivalents and $126.3 million of short-term investments.  We believe that we have sufficient working capital ($650.0 million at December 31, 2003), as well as proceeds available from our international credit facilities (described below), to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

We actively manage our capital structure and balance sheet as a component of our overall business strategy.  When we determine that market conditions are appropriate, we may seek to achieve long-term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Cash Flows

Our cash and cash equivalents were $425.4 million at December 31, 2003 compared to $285.6 million at March 31, 2003.  Activity in cash and cash equivalents for the nine months ended December 31, 2003, included $46.3 million and $102.5 million provided by operating and financing activities, respectively, offset by $17.9 million used in investing activities.  The principal components comprising cash flows provided by operating activities included favorable operating results, partially offset by our continued investment in software development and intellectual property licenses.  In the nine months ended December 31, 2003, we spent approximately $88.7 million in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.

The cash used in investing activities primarily was the result of capital expenditures, the acquisition of a privately-held interactive software development company and the purchase of short-term investment vehicles.  The goal of our short-term investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs and providing for prudent investment diversification.

The cash provided by financing activities primarily is the result of the maturity of structured stock repurchase transactions, partially offset by cash used to purchase treasury stock and enter into additional structured stock repurchase transactions.  During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock.  Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured option transactions and through transactions in the options markets.  Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.  As of December 31, 2003, we had no outstanding structured stock repurchase transactions.  These transactions may be settled in cash or stock based on the market price of our common stock on the date of the settlement.  Upon settlement, we will either have our capital investment returned with a premium or receive shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the United Kingdom (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  As of December 31, 2003, the UK Facility provided Centresoft with the ability to borrow up to GBP 8.0 million ($14.2 million), including issuing letters of credit, on a revolving basis.  Furthermore, as of December 31, 2003, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary.  The UK Facility bears interest at LIBOR plus 2.0%, is collateralized by substantially all of the assets of the subsidiary and expires in November 2004.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of December 31, 2003, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of December 31, 2003.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of December 31, 2003, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of December 31, 2003.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of December 31, 2003 is approximately $99.1 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,

2004	$29,827
2005	41,350
2006	18,048
2007	5,560
2008 and thereafter	4,325

Total	$99,110

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of December 31, 2003, our cash equivalents and short-term investments included debt securities of $315.8 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of December 31, 2003 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	1.26%	$189,565	$189,565
Variable rate	0.98	33,915	33,915

Short-term investments:
Fixed rate	1.85%	$126,171	$126,253

Our short-term investments generally mature between three months and two years.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR.  The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations.  We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of December 31, 2003, assuming a change in currency rates of 10% of period end rates, the additional potential gain or loss on outstanding hedging contracts would be approximately $1.3 million.  However any such gain or loss would in turn be offset by the potential gain or loss on the hedged receivable and/or payable.

Market Price Risk

With regard to the structured stock repurchase transactions described in Note 15 in the Notes to the Consolidated Financial Statements, at those times when we have structured stock repurchase transactions outstanding, it is possible that at settlement we could take delivery of shares at an effective repurchase price higher than the then market price.  As of December 31, 2003, we had no structured stock repurchase transactions outstanding.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are party to routine claims and suits brought by us and against us in the ordinary course of business including disputes arising over the ownership of intellectual property rights, contractual claims and collection matters.  In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

On June 30, 2003, we terminated our Star Trek Merchandising License Agreement with Viacom Consumer Products, Inc. and filed a complaint in the Superior Court of the State of California for breach of contract and constructive trust against Viacom Consumer Products and Viacom International, Inc. (“Viacom”).  On August 15, 2003, Viacom filed its response to our complaint as well as a cross-complaint alleging, among other matters, a breach of contract by Activision and seeking claimed damages in excess of $50 million.  We strongly dispute the claims by Viacom, consider the damages alleged by Viacom to be speculative and without merit, and intend to defend vigorously and aggressively against the cross-complaint.

On July 11, 2003, we were informed by the staff of the SEC that the SEC has commenced a non-public formal investigation captioned “In the Matter of Certain Video Game Manufacturers and Distributors.” The investigation appears to be focused on certain accounting practices common to the interactive entertainment industry, with specific emphasis on revenue recognition.  In connection with this inquiry, the SEC submitted to us a request for information.  We responded to this inquiry on September 2, 2003.  To date, we have not received a request from the SEC for additional information.  The SEC staff also informed us that other companies in the video game industry received similar requests for information.  The SEC has advised us that this request for information should not be construed as an indication from the SEC or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security.  We have cooperated and intend to continue to cooperate fully with the SEC in the conduct of this inquiry.

Item 4.  Submission of Matters to a Vote of Security Holders

We held a special Meeting of the Stockholders on December 29, 2003 in Santa Monica, California.  One item was submitted to a vote of the stockholders: the approval of the amendment of our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 125,000,000 to 225,000,000.

The amendment to our Amended and Restated Certificate of Incorporation, as amended, was approved.  Set forth below are the results of the voting.

For	Against	Abstain
69,575,971	7,883,004	29,043

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

1.1	Underwriting agreement between Activision and Goldman, Sachs & Co. dated June 4, 2002 (incorporated by reference to Exhibit 1.1 of Activision’s 8-K, filed June 6, 2002).

3.1	Amended and Restated Certificate of Incorporation, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of our Current Report on Form 8-K, filed on June 16, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 9, 2000 (incorporated by reference to Exhibit 2.7 of our Current Report on Form 8-K, filed on June 16, 2000).

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

3.5	Amended and Restated By-laws dated August 1, 2000 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed July 11, 2001).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 29, 2003.

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

10.1	Employment agreement dated November 6, 2003 between Activision and Kathy Vrabeck.

31.1	Certification of Robert A. Kotick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald Doornink pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of William J. Chardavoyne pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald Doornink pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of William J. Chardavoyne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

1.1

We filed a Form 8-K on November 6, 2003, reporting under “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 12.  Results of Operations and Financial Condition” issuing a press release announcing our second quarter fiscal 2004 financial results.

1.2

We filed a Form 8-K on December 18, 2003, reporting under “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 9.  Regulation FD Disclosure” issuing a press release announcing revised revenue and earnings guidance for the third fiscal quarter of fiscal year 2004 and for the full 2004 fiscal year and reiterating our guidance for the fourth fiscal quarter of fiscal 2004.

1.3

We filed a Form 8-K on December 23, 2003, reporting under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” issuing a press release announcing the appointment of two new independent directors to our Board of Directors and the resignation of a current independent board member.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     February 13, 2004

ACTIVISION, INC.

/s/ William J. Chardavoyne
William J. Chardavoyne
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)