Form 10-K
period 2004-03-31
ACTIVISION INC /NY
filed 2004-06-10
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on September 30, 2003 was $1,035,877,616.

The number of shares of the registrant’s Common Stock outstanding as of May 26, 2004 was 137,981,025.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2004 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

PART I

Item 1.    BUSINESS

(a)           General

Activision, Inc. (“Activision” or “we”) is a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics.  Our fiscal 2004 product portfolio included such best-selling products as Tony Hawk’s Underground, True Crime: Streets of L.A., Call of Duty and X2: Wolverine’s Revenge.

Our products cover game categories such as action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  Our target customer base ranges from game enthusiasts and children to mass-market consumers and “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”) hand-held device and the personal computer (“PC”).  The installed base for this current generation of hardware platforms is significant and growing.  We believe recent price cuts in calendar 2004 on the Xbox and PS2 hardware should continue to drive the growth of the installed base of these two platforms.  We also expect the installed base of the other current generation platforms to continue to grow.  In addition, Sony announced that it would be entering the hand-held hardware market with the introduction of its hand-held gaming device, PlayStation Portable (“PSP”).  PSP is currently expected to be released in the United States toward the end of the first quarter of calendar 2005.  Nintendo has also announced that it plans to launch a new dual-screened, portable game system, Nintendo Dual Screen (“NDS”), before the end of calendar 2004.  We are currently developing titles for the PSP and the NDS with the objective of having one or more titles at launch for each of these platforms.  We are also planning to develop titles for the next generation console systems expected to be developed by Sony, Microsoft and Nintendo for release in the next two to three years.

Our publishing business involves the development, marketing and sale of products directly, by license or through our affiliate label program with certain third-party publishers.  Our distribution business consists of operations in Europe that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

We were originally incorporated in California in 1979.  In December 1992, we reincorporated in Delaware.  In June 2000, we reorganized into the current holding company organizational structure.

In April 2003, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on June 6, 2003 to shareholders of record as of May 16, 2003.  In February 2004, the Board of Directors approved a second three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on March 15, 2004 to shareholders of record as of February 23, 2004.  The par value of our common stock was maintained at the pre-split amount of $.000001.  All share and per share data have been restated as if the stock splits had occurred as of the earliest period presented.

(b)           Business Combinations

We have completed a number of acquisitions of both software development companies and interactive entertainment product distribution companies.  The interactive entertainment industry has been consolidating and we intend to continue to expand our resources through acquisitions, strategic relationships and key license transactions.  During fiscal 2004, we continued to enhance our internal product development capabilities with the acquisition of a privately held interactive software development company, Infinity Ward.  See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for additional information regarding this and prior acquisitions.

(c)           Financial Information About Industry Segments

We have two reportable segments: publishing and distribution.  Publishing relates to the development (both internally and externally), marketing and sale of DVD, CD and cartridge-based interactive entertainment software products owned or controlled by us directly, by license or through our affiliate label program with certain third-party publishers.  Distribution primarily refers to logistical and sales services provided by our European distribution subsidiaries to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.  See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by Item 1.

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

Strategy

Create, Acquire and Maintain Strong Brands.  We focus development and publishing activities principally on products that are, or have the potential to become, franchise properties with sustainable consumer appeal and brand recognition.  It is our experience that these products can then serve as the basis for sequels, prequels and related new products that can be released over an extended period of time. We believe that the publishing and distribution of products based in large part on franchise properties enhances predictability of revenues and the probability of high unit volume sales and operating profits. We have entered into a series of strategic relationships with the owners of intellectual property pursuant to which we have acquired the rights to publish products based on franchises such as Marvel Comics’ properties including Spider-Man, X-MEN, Iron Man and Fantastic Four. We have additionally entered into exclusive licensing agreements to develop and publish video games based on the best-selling children’s book series Lemony Snicket’s “A Series of Unfortunate Events,” which is being developed into a feature film, as well as for DreamWorks SKG’s recently released “Shrek 2” and three other Dreamworks SKG upcoming computer-animated films, “Shark Tale”, “Madagascar” and “Over the Hedge” and their sequels.  We also have a strategic relationship with professional skateboarder Tony Hawk through an exclusive multi-year agreement to develop video games using his name and likeness.  Through fiscal 2004, we have released five successful titles in the Tony Hawk franchise.  We also have created a select number of new intellectual properties, such as True Crime: Streets of L.A. and Call of Duty, that we believe have the potential to join this list of franchise properties.

Execute Disciplined Product Selection and Development Processes.  The success of our publishing business depends, in significant part, on our ability to develop high quality games that will generate high unit volume sales.  Our publishing units have implemented a formal control process for the selection, development, production and quality assurance of our products. We apply this process, which we refer to as the “Greenlight Process,” to all of our products, whether externally or internally developed. The Greenlight Process includes in-depth reviews of each project at six important stages of development by a team that includes many of our highest-ranking operating managers and coordination between our sales and marketing personnel and development staff at each step in the process.

We develop our products using a combination of our internal development resources and external development resources acting under contract with us.  We are a capital investor in some of these external developers.  We typically select our external developers based on their track record and expertise in producing products in the same category. One developer will often produce the same game for multiple platforms and will produce sequels to the original game. We believe that selecting and using development resources, in this manner allows us to strengthen and leverage the particular expertise of our internal and external development resources, which we believe will add to the quality of our products.

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

Continue to Improve Profitability.  We continually strive to manage risk and increase our operating leverage and efficiency with the goal of increased profitability. We believe the key factor affecting our future profitability will be the success rate of our product releases. Therefore, our product selection and development process includes, as a significant component, periodic evaluations of the expected commercial success of products under development. Through this process, for titles that we determine to be less promising, corrections are made in the development process or, if necessary, they are discontinued before we incur additional development costs. In addition, we believe our focus on cross platform releases and branded products will contribute to improved profitability.

We continue to focus on increasing our margins. We have, for example, acquired certain experienced and specialized developers in instances where we can enhance profitability through the elimination of royalty obligations.  Additionally, we often rely on independent third-party interactive entertainment software developers to develop some of our software products, thereby taking advantage of specialized independent developers without incurring the fixed overhead obligations associated with increased internally employed staff.

Our sales and marketing staff work with our studio resources to increase the visibility of new product launches and to coordinate the timing and promotion of product releases. Our finance and sales and marketing personnel work together to improve inventory management and receivables collections. We have instituted broad objective-based reward programs that provide incentives to management and staff throughout the organization to produce results that meet our financial objectives.

Grow Through Continued Strategic Acquisitions and Alliances.  The interactive entertainment industry has been consolidating, and we believe that success in this industry will be driven in part by the ability to take advantage of scale. Specifically, smaller companies are more capital constrained, enjoy less predictability of revenues and cash flow, lack product diversity and must spread fixed costs over a smaller revenue base. Several industry leaders are emerging that combine the entrepreneurial and creative spirit of the industry with professional management, the ability to access the capital markets and the ability to maintain favorable relationships with developers, intellectual property owners and retailers. Through 15 completed acquisitions since 1997, we believe that we have successfully diversified our operations, our channels of distribution, our development talent pool and our library of titles, and have emerged as one of the industry’s leaders. We intend to continue to evaluate the expansion of our resources through acquisitions, strategic relationships and key license transactions. We intend to continue expanding our intellectual property library through key license transactions and strategic relationships with intellectual property owners and to continue to evaluate opportunities to increase our development capacity through the acquisition of or investment in selected experienced software development firms.

Products

Historically we have been best known for our action/adventure, strategy and simulation products.  With the successful introduction of the Tony Hawk’s Pro Skater brand, we have become a leader in the skateboarding category.  We have also found success in the superheroes category with our release of titles based on the Spider-Man and X-MEN properties.  We have also found recent success in the racing and first person action categories through two original intellectual properties, True Crime:  Streets of L.A. and Call of Duty, both of which we hope to establish as successful long-term franchises.  In addition, we have established ourselves as a leader in the “value” software publishing business with products under our Cabela’s license, as well as with products distributed on behalf of our “value” affiliate label partners.  Products published by us in this category are generally developed by third parties, often under contract with us, and are marketed under the Activision Value Publishing name.  Value software is typically less sophisticated and less complex, both in terms of the development process and consumer gameplay.

Hardware Licenses. Our products currently are being developed or published primarily for PS2, Xbox and GameCube console systems, GBA hand-held device and PCs.  In order to maintain general access to the console systems and hand-held device marketplace, we have maintained licenses for PS2, GameCube and Xbox console systems and GBA hand-held device with the owners of each such platform.  Each license allows us to create multiple products for the applicable platform, subject to certain approval rights which are reserved by each licensor.  Each license also requires that we pay the licensor a per unit royalty for each unit manufactured.  In contrast, we are not required to obtain any license for the development and production of products for PCs.

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

In acquiring intellectual property rights from third parties, we seek to obtain rights to publish titles across a variety of platforms, to include the ability to produce multiple titles and to retain rights over an extended period of time.  In past years, we have been able to enter into a series of long-term or multi-product agreements with owners of various intellectual properties that are well known throughout the world and to create products based on these recognizable characters, story lines or concepts.  These agreements typically provide us with exclusive publishing rights for a specific period of time and, in some cases, for specified platforms. The scope of our licensing activities includes theatrical motion pictures, television shows, animated films and series, comic books, literary works, sports personalities and events and celebrities. We intend to continue expanding relationships with our existing intellectual property partners and to enter into agreements with other intellectual property owners for additional recognizable properties, characters, story lines and concepts.  However, we may not be able to maintain or expand our existing relationships or to seek out and sustain new long-term relationships of similar caliber in the future.

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

In addition, we often seek out and engage independent third-party developers to create products on our behalf.  Such products are sometimes owned by us, and usually we have unlimited rights to commercially exploit these products.  In other circumstances, the third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. We typically select these independent third-party developers based on their expertise in developing products in a specific category and use the same developer to produce the same game for multiple platforms.  Each of our third-party developers is under contract with us for specific or multiple titles.  From time to time, we also acquire the license rights to publish and/or distribute software products that are or will be independently created by third-party developers.  In such cases, the agreements with such developers provide us with exclusive publishing and/or distribution rights for a specific period of time, often for specified platforms and territories.  In either case, we often have the ability to publish and/or distribute sequels, conversions, enhancements and add-ons to the product initially being produced by the independent developer and frequently have the right to engage the services of the original developer with regard to the development of such products.

In consideration for the services that the independent third-party developer provides, it receives a royalty generally based on net sales of the product that it has developed.  Typically, the developer also receives an advance, which we recoup from the royalties otherwise payable to the developer.  The advance generally is paid in “milestone” stages. The payment at each stage is tied to the completion and delivery of a detailed performance milestone.  Working with an independent developer allows us to reduce our fixed development costs, share development risks with the third-party developer, take advantage of the third-party developer’s expertise in connection with certain categories of products or certain platforms, and gain access to proprietary development technologies.

From time to time, we may make a capital investment and hold a minority interest in a third-party developer in connection with interactive entertainment software products to be developed by such developer for us, which we believe helps to create a closer relationship between us and the developer.  We account for those capital investments over which we have the ability to exercise significant influence using the equity method.  For those investments over which we do not have the ability to exercise significant influence, we account for our investment using the cost method.  There can be no assurance that we will realize long-term benefits from such investments or that we will continue to carry such investments at their current value.

“Greenlight Process”

We have adopted and implemented a rigorous procedure for the selection, development, production and quality assurance of our internally and externally produced interactive entertainment software titles. The process, known internally as the “Greenlight Process,” involves six phases throughout the development and production phases of a title, each of which includes a number of specific performance milestones.  The six phases of the “Greenlight Process” are the concept, assessment, prototype, first playable, alpha and beta.  This procedure is designed to enable us to manage and control production and development budgets and timetables, to identify and address production and technical issues at the earliest opportunity, and to coordinate marketing and quality control strategies throughout the production and development phases, all in an environment that fosters creativity.  Checks and balances are intended to be provided through the structured interaction of the project team with our creative, technical, marketing and quality assurance/customer support personnel, as well as the legal, accounting and finance departments.  In order to maintain the competitiveness of our products and to take advantage of increasingly sophisticated technology associated with hardware platforms, our development process includes a significant amount of time for play-testing new products and extensive product quality evaluations.

Product Support

We provide various forms of product support to both our internally and externally developed titles.  Our quality assurance personnel are involved throughout the development and production of each title published by us.  We subject all such products to extensive testing before release to ensure compatibility with all appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products.  To support our products after release, we provide online access to our customers on a 24-hour basis as well as operator help lines during regular business hours.  The customer support group tracks customer inquiries, and we use this data to help improve the development and production processes.

Publishing Activities

Marketing

Our marketing efforts include online activities (such as the creation of World Wide Web pages to promote specific titles), public relations, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or on compact discs.  From time to time, we also receive marketing support from hardware manufacturers and retailers in connection with their own promotional efforts.  In addition, certain of our products contain software that enables customers to “electronically register” their purchases with us online.

We believe that certain of our franchise properties have loyal and devoted audiences who purchase our sequels as a result of dedication to the property and satisfaction from previous product purchases.  We therefore market these sequels both toward the established market as well as broader audiences.  In addition, in marketing titles based on licensed properties, we believe that we derive benefits from the continued exploitation of these licensed properties and the marketing and promotional activities of the property owners.

Sales and Distribution

Domestic.  Our products are available for sale or rental in thousands of retail outlets domestically.  Our domestic customers include Best Buy, Blockbuster, Circuit City, Electronic Boutique, GameStop, Target, Toys “R” Us and Wal-Mart.  Our largest customer, Wal-Mart, accounted for approximately 20% and 16% of our consolidated net revenues for fiscal 2004 and 2003, respectively.

In the United States and Canada, our products are sold primarily on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  We believe that a direct relationship with retail accounts results in more effective inventory management, merchandising and communications than would be possible through indirect relationships.  We have implemented electronic data interchange linkages with many of our retailers to facilitate the placing and shipping of orders.  We sell our products to a limited number of distributors.

International.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries.  We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Italy, Canada, Sweden, Australia, and Japan.  Whenever practicable, we seek to maximize our worldwide revenues and profits by releasing high quality foreign language releases concurrently with English language releases and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories.

Affiliate Labels.  In addition to our own products, we distribute a select number of interactive entertainment products that are developed and marketed by other third-party publishers through our “affiliate label” programs in

North America and Europe. The distribution of other publishers’ products allows us to increase the efficiencies of our sales force and provides us with the ability to better ensure adequate shelf presence at retail stores for all of the products that we distribute. Distributing other publishers’ titles mitigates the risk associated with a particular title or titles published by us failing to achieve expectations. Services provided by us under our affiliate label program include order solicitation, in-store marketing, logistics and order fulfillment, sales channel management, as well as other accounting and general administrative functions. Our current affiliate label partners include LucasArts, as well several affiliate label partners in our “value” business. Each affiliate label relationship is unique and may pertain only to distribution in certain geographic territories such as the United States or Europe and may be further limited only to specific titles or titles for specific platforms.

Distribution

We distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries, Centresoft in the United Kingdom, NBG in Germany and CD Contact in the Benelux countries.  These subsidiaries act as wholesalers in the distribution of products and also provide packaging, logistical and sales services, and in some cases, product localization for certain vendors.  They provide services to our publishing operations and to various third-party publishers, including Sony, Nintendo and Microsoft.  Centresoft is Sony’s exclusive distributor of PlayStation products to the independent channel in the United Kingdom.  In the fiscal year ended March 31, 2004, sales for Sony, Nintendo and Microsoft accounted for approximately 23%, 5% and 4%, respectively, of our worldwide distribution net revenues.

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

Emerging Technologies

We are actively supporting emerging platforms (wireless devices, closed and open online networks, and interactive television) by publishing and licensing key brands, such as Shrek 2, Tony Hawk’s Underground, and Call of Duty for these emerging platforms.  We also develop and optimize our titles for consoles that support online play, such as PS2 and Xbox.  Currently, we have released versions of Tony Hawk’s Pro Skater titles and Tony Hawk’s Underground for the PS2’s online service, as well as MTX: Mototrax, Jedi Knight: Jedi Academy, Return to Castle Wolfenstein, Soldier of Fortune 2 and Tenchu: Return from Darkness for Xbox Live, Microsoft’s online service.  We have published and licensed rights to various brands, such as Spider-Man 2: The Movie, for various hand-held wireless devices, such as Nokia’s N-Gage wireless platform, as well as many traditional wireless handsets.  We believe that more of our brands can be successfully published for wireless and online platforms, as well as exploited through other emerging technologies, as they continue to evolve.

Manufacturing

We prepare a set of master program copies, documentation and packaging materials for our products for each hardware platform on which the product will be released.  Except with respect to products for use on the Sony, Nintendo and Microsoft systems, our disk duplication, packaging, printing, manufacturing, warehousing, assembly and shipping are performed by third-party subcontractors.

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

Competition

The interactive entertainment industry is extremely competitive.  The availability of significant financial resources has become a major competitive factor in the industry primarily as a result of the escalating development, acquisition, production and marketing budgets required to publish quality titles.  In addition, competitors with larger product lines and popular titles typically have greater leverage with retailers, distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor’s most popular titles.

Employees

As of March 31, 2004, we had 1,324 employees, including 688 in product development, 129 in North American publishing, 104 in international publishing, 114 in operations, corporate finance and administration, and 289 in European distribution activities.

As of March 31, 2004, 178 of our full-time employees were subject to term employment agreements with us.  These agreements generally commit such employees to employment terms of between one and five years from the commencement of their respective agreements.  Most of the employees subject to such agreements are executive officers or key members of the product development, sales or marketing divisions.  These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors and marketing product managers.  The execution by us of employment agreements with such employees, in our experience, reduces our turnover during the development, production and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities.

None of our employees is subject to a collective bargaining agreement except for the employees of our German distribution subsidiary who are allowed by German law to belong to an organized labor council.  To date, we have not experienced any labor-related work stoppages.

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Annual Report on Form 10-K) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  These forward looking statements are subject to business and economic risk and reflect management’s current expectations and are inherently uncertain and difficult to predict.  The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance.  You are cautioned that we do not have a policy of updating or revising forward-looking statements, and thus you should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

We depend on a relatively small number of brands for a significant portion of our revenues and profits.

A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year, and these products are responsible for a disproportionate amount of our profits.  In addition, many of these products have substantial production or acquisition costs and marketing budgets.  In fiscal 2004, 31% of our consolidated net revenues (44% of worldwide publishing net revenues) was derived from two brands, one of which accounted for 17% and the other of which accounted for 14% of consolidated net revenues (24% and 20%, respectively, of worldwide publishing net revenues).  In fiscal 2003, 38% of our consolidated net revenues (52% of worldwide publishing net revenues) was derived from two brands, one of which accounted for 20% and the other of which accounted for 18% of consolidated net revenues (27% and 25%, respectively, of worldwide publishing net revenues).  In fiscal 2002, two brands accounted for 35% of our consolidated net revenues (50% of worldwide publishing net revenues), one of which accounted for 31% and the other of which accounted for 4% of consolidated net revenues (44% and 6%, respectively, of worldwide publishing net revenues).  We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenues and profits.  Due to this dependence on a limited number of brands, the failure to achieve anticipated results by one or more products based on these brands may significantly harm our business and financial results.

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

If we are unable to maintain or acquire licenses to intellectual property, we may publish fewer “hit” titles and our revenue may decline.

Many of our products are based on intellectual property and other character or story rights acquired or licensed from third parties.  These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or to include new products in existing licenses.  The loss of a significant number of our intellectual property licenses or of our relationships with licensors, or inability to obtain additional licenses of significant commercial value could have a material adverse effect on our ability to develop new products and therefore on our business and financial results.  Additionally, the failure of intellectual property acquired by us to be popularly received could impact the market acceptance of our products in which the intellectual property is included.  Such lack of market acceptance could result in the write-off of the unrecovered portion of acquired intellectual property assets, which could cause material harm to our business and financial results.

Transitions in console platforms could have a material impact on the market for interactive entertainment software.

When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available.  During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance.  Each of the three current principal hardware producers launched a new platform in recent years.  In calendar 2003, Sony announced that it would be entering the hand-held hardware market with the introduction of its hand-held gaming device, PSP.  PSP is currently expected to be released in the United States toward the end of the first quarter of calendar 2005.  Most recently, Nintendo also announced that it plans to launch a new dual-screened, portable game system, NDS, before the end of calendar 2004.  We are currently developing titles for the PSP and the NDS with the objective of having one or more titles at launch for each of these platforms.  The introduction of PSP and NDS may have a negative effect on the sale of our GBA titles. We are also planning to develop titles for the next generation console systems expected to be developed by Sony, Microsoft and Nintendo for release in the next two to three years. We estimate that the next console hardware transition cycle will commence in late calendar 2005 or calendar 2006.  Delays in the launch, shortages, technical problems or lack of consumer acceptance of the next generation platforms could adversely affect our sales of products for these platforms.

We must make significant expenditures to develop products for new platforms which may not be successful or released when anticipated.

The interactive entertainment software industry is subject to rapid technological change.  New technologies could render our current products or products in development obsolete or unmarketable.  We must continually anticipate and assess the emergence and market acceptance of new interactive entertainment hardware platforms well in advance of the time the platform is introduced to consumers.  New platforms have historically required the development of new software and also have the effect of undermining demand for products based on older technologies.  Because product development cycles are difficult to predict, we must make substantial product development and other investments in a particular platform well in advance of introduction of the platform.  If the platforms for which we develop new software products or modify existing products are not released on a timely basis or do not attain significant market penetration, or if we develop products for a delayed or unsuccessful platform, we may not be able to recover in revenues our development costs, which could be significant, and our business and financial results could be significantly harmed.

We are exposed to seasonality in the purchases of our products.

The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season.  As a result, our net revenues, gross profits and operating income have historically been highest during the second half of the calendar year.  Additionally, in a platform transition period, sales of game console software products can be significantly affected by the timeliness of introduction of game console platforms by the manufacturers of those platforms, such as Sony, Microsoft and Nintendo.  The timing of hardware platform introduction is also often tied to holidays and is not within our control.  If a hardware platform is released unexpectedly close to the holidays, this would result in a shortened holiday buying season and could negatively impact the sales of our products.  Further, delays in development, licensor approvals or manufacturing can also affect the timing of the release of our products, causing us to miss key selling periods such as the year-end holiday buying season.

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

Our platform licensors are our chief competitors and frequently control the manufacturing of and have broad approval rights over our video game products.

Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Nintendo or Microsoft, the products are manufactured exclusively by that hardware manufacturer or their approved replicator.

Our agreements with these manufacturers include certain provisions, such as approval rights over all products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, that allow them substantial influence over our costs and the release schedule of our products.  In addition, since each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity.  Accordingly, Sony, Nintendo or Microsoft could cause unanticipated delays in the release of our products as well as increases to our development, manufacturing, marketing or distribution costs, which could materially harm our business and financial results.

In addition, as online capabilities for video game platforms emerge, our platform licensors will control our ability to provide online game capabilities for our console platform products and will in large part establish the financial terms on which these services are offered to consumers.  Currently, both Microsoft and Sony provide online capabilities for Xbox and PS2 products, respectively.  In each case, compatibility code and the consent of the licensor are required for us to include online capabilities in our products.  In addition, the business model for Microsoft’s and Sony’s online businesses for their video game products may compete with our online business. As these capabilities become more significant, the failure or refusal of our licensors to approve our products, or the successful deployment by these licensors of services competitive to ours, may harm our business.

Our platform licensors set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs.

We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer’s game platform.  In the next few years, we expect our platform licensors to introduce new hardware platforms into the market.  In order to publish products for new hardware platforms, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform.  Similarly, the platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles and the manufacturing of products.  The control that platform licensors have over the fee structures for their future platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term.  Because publishing products for console systems is the largest portion of our business, any increase in fee structures would have a significant negative impact on our business model and profitability.

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

Policing unauthorized use of our products is difficult, and software piracy is a persistent problem, especially in some international markets.  Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced.  Legal protection of our rights may be ineffective in such countries.  Moreover, as we leverage our software products using emerging technologies such as the Internet and online services, our ability to protect our intellectual property rights and to avoid infringing intellectual property rights of others may diminish.  We cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with these emerging technologies.

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

The interactive entertainment software industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced.  Our competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing and product development resources than we have.  Due to these greater resources, certain of our competitors can spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties and pay more to third-party software developers than we can.  We believe that the main competitive factors in the interactive entertainment software industry include: product features and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; quality of products; ease of use; price; marketing support; and quality of customer service.

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

Our sales may decline substantially without warning and in a brief period of time because we do not have long-term contracts for the sale of our products.

In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries.  Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments.  Our largest customer, Wal-Mart, accounted for approximately 20% and 16% of our consolidated net revenues for fiscal 2004 and 2003, respectively.  The loss of, or significant reduction in sales to, any of our principal retail customers or distributors could significantly harm our business and financial results.

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

Our CD Contact, NBG and Centresoft subsidiaries distribute interactive entertainment software and hardware products and provide related services in the Benelux countries, Germany and the United Kingdom, respectively, and via export in other European countries for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers.  These services are generally performed under limited term contracts.  Although we expect to use reasonable efforts to retain these vendors, we may not be successful in this regard.  The cancellation or non-renewal of one or more of these contracts could significantly harm our business and financial results.  Sony, Nintendo and Microsoft products accounted for approximately 23%, 5% and 4%, respectively, of our worldwide distribution net revenues for fiscal 2004.

Our international revenues may be subject to regulatory requirements as well as currency fluctuations.

Our international revenues have accounted for a significant portion of our total revenues.  International sales and licensing accounted for 53%, 50% and 49% of our consolidated net revenues in fiscal 2004, 2003 and 2002, respectively.  We expect that international revenues will continue to account for a significant portion of our total revenues in the future.  International sales may be subject to unexpected regulatory requirements, tariffs and other barriers.  Additionally, foreign sales that are made in local currencies may fluctuate. We have and may continue to engage in limited currency hedging activities.  Currency exchange rates fluctuations may in the future have a material positive or negative impact on revenues from international sales and licensing and thus our business and financial results.

Our business, our products and our distribution are subject to increasing regulation in key territories of content, consumer piracy and online delivery.  If we do not successfully respond to these regulations, our business may suffer.

Legislation is continually being introduced that may affect both the content of our products and their distribution.  For example, privacy laws in the United States and Europe impose various restrictions on our web sites.  Those rules vary by territory although the Internet recognizes no geographical boundaries.  In addition, many foreign countries have laws that permit governmental entities to censor the content and advertising of interactive entertainment software.  Other countries, such as Germany, have adopted laws regulating content both in packaged goods and those transmitted over the Internet that are stricter than current United States laws.  In the United States, federal and several state governments are considering content restrictions on products such as ours, as well as restrictions on distribution of such products.  We may be required to modify our products or alter our marketing strategies to comply with new regulations, which could delay the release of our products in those countries.  Due to the uncertainties regarding such regulations, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such regulations would have on our business.

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

Our products may be subject to legal claims.

In prior fiscal years, two lawsuits, Linda Sanders, et al. v. Meow Media, Inc., et al., United States District Court for the District of Colorado, and Joe James, et al. v. Meow Media, Inc., et al., United States District Court for the Western District of Kentucky, Paducah Division, have been filed against numerous video game companies, including us, by the families of victims who were shot and killed by teenage gunmen in attacks perpetrated at schools.  These lawsuits alleged that the video game companies manufactured and/or supplied these teenagers with violent video games, teaching them how to use a gun and causing them to act out in a violent manner.  These lawsuits have been dismissed.  Similar additional lawsuits may be filed in the future.  Although our general liability insurance carrier agreed to defend us in such lawsuits in the past, it is uncertain whether the insurance carrier would do so in the future, or if it would cover all or any amounts which we might be liable for if such future lawsuits are not decided in our favor.  If such future lawsuits are filed and ultimately decided against us and our insurance carrier does not cover the amounts we are liable for, it could have a material adverse effect on our business and financial results.  Payment of significant claims by insurance carriers may make such insurance coverage materially more expensive or unavailable in the future, thereby exposing our business to additional risk.

We may face limitations on our ability to find suitable acquisition opportunities or to integrate additional acquired businesses.

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

We have adopted a shareholder rights plan under which one right entitling the holder to purchase one one-hundredths (1/100) of a share of our Series A Junior Preferred Stock price at an exercise price of $40 per share (subject to adjustment) is attached to each outstanding share of common stock.  Such shareholder rights plan makes an acquisition of control in a transaction not approved by our Board of Directors more difficult.  Our Amended and Restated By-laws have advance notice provisions for nominations for election of nominees to the Board of Directors which may make it more difficult to acquire control of us.  Our long-term incentive plans provide, in the discretion of a committee, for acceleration of stock options following a change in control under certain circumstances, which has the effect of making an acquisition of control more expensive.  In addition, some of our officers have severance compensation agreements that provide for substantial cash payments and accelerations of other benefits in the event of a change in control.  These agreements and arrangements may also inhibit a change in control.

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

•           Hardware manufacturers’ announcements of price reductions in hardware platforms

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

We seek to manage our business with a view to achieving long-term results, and this could have a negative effect on short-term trading.

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

Financial Information about Foreign and Domestic Operations and Export Sales

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 of Notes to Consolidated Financial Statements included in Item 8.

Available Information

You can obtain additional information about Activision from our website at http://www.activision.com.  Furthermore, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge and through our website.

Item 2.    PROPERTIES

Our principal corporate and administrative offices are located in approximately 114,700 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405.  The following is a listing of the principal offices maintained by us on May 26, 2004:

PROPERTY	LOCATION	SQ FT	OWNERSHIP	LEASE EXPIRATION

Corporate Offices	Santa Monica, CA, USA	114,700	Lease	April 2007

Product Development Facilities

Gray Matter Interactive Studios, Inc.	Los Angeles, CA, USA	10,000	Lease	May 2005
Infinity Ward, Inc.	Encino, CA, USA	11,200	Lease	February 2006
Luxoflux, Inc.	Santa Monica, CA, USA	12,400	Lease	January 2005
Neversoft Entertainment, Inc.	Woodland Hills, CA, USA	27,400	Lease	July 2005
Raven Studios	Madison, WI, USA	25,900	Lease	December 2005
Shaba Games, Inc.	San Francisco, CA, USA	15,800	Lease	February 2008
Treyarch Corporation	Santa Monica, CA, USA	37,000	Lease	November 2009
Z-Axis, Ltd.	Hayward, CA, USA	18,500	Lease	June 2005

Publishing Facilities

Australia Publishing	Sydney, Australia	7,300	Lease	July 2006
France Publishing	Bezons, France	3,800	Lease	October 2006
German Publishing	Burglengenfeld, Germany	2,200	Own	N/A
Japan Publishing	Tokyo, Japan	2,300	Lease	March 2006
United Kingdom Publishing	Slough, UK	8,200	Lease	September 2010
Value Publishing	Eden Prairie, MN, USA	14,000	Lease	May 2008
Italy Publishing	Legnano, Italy	2,700	Lease	October 2008

Distribution Facilities

German Distribution	Burglengenfeld, Germany	55,700	Own	N/A
Netherlands Distribution-offices	Breda, the Netherlands	4,200	Lease	January 2007
Netherlands Distribution-warehouse	Venlo, the Netherlands	44,600	Own	N/A
United Kingdom Distribution	Birmingham, UK	182,089	Lease	May 2011-2018

Our publishing operations additionally lease facilities in Canada, Minnesota, New York, Texas and Sweden for purposes of sales and branch offices.

Item 3.    LEGAL PROCEEDINGS

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors.  The complaint, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that our revenues and assets were overstated during the period between February 1, 2001 and December 17, 2002, was filed in the United States District Court, Central District of California by the Construction Industry and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  Five additional purported class actions have subsequently been filed by Gianni Angeloni, Christopher Hinton, Stephen Anish, the Alaska Electrical Pension Fund, and Joseph A. Romans asserting the same claims.  Five of the six actions have been transferred to the same court where the first-filed complaint was pending.  In addition, on March 12, 2004, a shareholder derivative lawsuit was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  That complaint was filed in Superior Court for the County of Los Angeles.  We strongly deny these allegations and will vigorously defend these cases.

On July 11, 2003, we were informed by the staff of the Securities and Exchange Commission that the Securities and Exchange Commission has commenced a non-public formal investigation captioned “In the Matter of Certain Video Game Manufacturers and Distributors.” The investigation appears to be focused on certain accounting practices common to the interactive entertainment industry, with specific emphasis on revenue recognition.  In connection with this inquiry, the Securities and Exchange Commission submitted to us a request for information.  We responded to this inquiry on September 2, 2003.  To date, we have not received a request from the Securities and Exchange Commission for any additional information.  The Securities and Exchange Commission staff also informed us that other companies in the video game industry received similar requests for information. The Securities and Exchange Commission has advised us that this request for information should not be construed as an indication from the Securities and Exchange Commission or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security. We have cooperated and intend to continue to cooperate fully with the Securities and Exchange Commission in the conduct of this inquiry.

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

In addition, w e are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims and collection matters.  In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol “ATVI.”

The following table sets forth for the periods indicated the high and low reported sale prices for our common stock.  As of May 26, 2004, there were approximately 2,840 holders of record of our common stock.

	High	Low
Fiscal 2003
First Quarter ended June 30, 2002	$15.60	$11.70
Second Quarter ended September 30, 2002	14.02	9.91
Third Quarter ended December 31, 2002	10.61	5.42
Fourth Quarter ended March 31, 2003	7.00	5.79

Fiscal 2004
First Quarter ended June 30, 2003	$8.99	$6.01
Second Quarter ended September 30, 2003	9.58	7.23
Third Quarter ended December 31, 2003	12.73	7.71
Fourth Quarter ended March 31, 2004	16.17	11.38

On May 26, 2004, the last reported sales price of our common stock was $15.88.

Dividends

We paid no cash dividends in 2004 or 2003 nor do we anticipate paying any cash dividends at any time in the foreseeable future.  We expect that earnings will be retained for the continued growth and development of the business.  Future dividends, if any, will depend upon our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Stock Splits

In April 2003, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on June 6, 2003 to shareholders of record as of May 16, 2003.  In February 2004, the Board of Directors approved a second three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on March 15, 2004 to shareholders of record as of February 23, 2004.

Buyback Program

During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management, from time to time and within certain guidelines, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

Under the buyback program, we repurchased approximately 1.9 million shares of our common stock for $12.4 million and 16.2 million shares of our common stock for $101.4 million, in the years ended March 31, 2004 and 2003, respectively.  In addition, approximately 1.7 million shares of common stock were acquired in the year ended March 31, 2004 as a result of the settlement of $10.0 million of structured stock repurchase transactions entered into in fiscal 2003.  As of March 31, 2004, we had no outstanding structured stock repurchase transactions.  These transactions are settled in cash or stock based on the market price of our common stock on the date of the settlement.

Upon settlement, we either have our capital investment returned with a premium or receive shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2004 is as follows (amounts in thousands, except per share amounts):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	13,301	$7.88	360
Equity compensation plans not approved by security holders	24,876	$6.09	15,499
Total	38,177	$6.71	15,859

See Note 15 of the Notes to Consolidated Financial Statements included in Item 8 for the material features of each equity compensation plan that was adopted without security holder approval.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2004 are derived from our audited consolidated financial statements.  The Consolidated Balance Sheets as of March 31, 2004 and 2003 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended March 31, 2004, and the reports thereon, are included elsewhere in this Form 10-K.

(In thousands, except per share data)

	Year ended March 31,
		Restated (1)
	2004 (2)	2003 (2)	2002 (2)	2001	2000

Statement of Operations Data:

Net revenues	$947,656	$864,116	$786,434	$620,183	$572,205
Cost of sales – product costs	475,541	440,977	435,725	324,907	319,422
Cost of sales – intellectual property licenses and software royalties and amortization	91,606	124,196	99,006	89,702	91,238
Income (loss) from operations	109,817	94,847	80,574	39,807	(30,325)
Income (loss) before income tax provision (benefit)	115,992	103,407	83,120	32,544	(38,736)
Net income (loss)	77,715	66,180	52,238	20,507	(34,088)
Basic earnings (loss) per share	0.58	0.46	0.46	0.24	(0.41)
Diluted earnings (loss) per share	0.54	0.43	0.39	0.22	(0.41)
Basic weighted average common shares outstanding	133,249	144,359	113,966	83,921	83,334
Diluted weighted average common shares outstanding	144,893	155,483	133,775	92,475	83,334

Cash Provided By (Used In):

Operating activities	67,403	90,975	111,792	81,565	2,883
Investing activities	(15,169)	(155,101)	(8,701)	(8,631)	(25,041)
Financing activities	117,569	64,090	50,402	2,547	42,028

	As of March 31,
	2004 (2)	2003 (2)	2002 (2)	2001	2000

Balance Sheet Data:

Working capital	$675,796	$422,500	$333,199	$182,980	$158,225
Cash, cash equivalents and short-term investments	587,649	406,954	279,007	125,550	49,985
Capitalized software development and intellectual property licenses	135,201	107,921	56,742	42,205	40,808
Goodwill	76,493	68,019	35,992	10,316	12,347
Total assets	968,817	704,816	556,887	359,957	309,737
Long-term debt	—	2,671	3,122	63,401	73,778
Shareholders’ equity	832,738	597,740	430,091	181,306	132,009

(1)           Consolidated financial information for fiscal years 2003-2000 has been restated for the effect of our three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record as of February 23, 2004, paid March 15, 2004.

(2)           Effective April 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets.  Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and should not be amortized but rather tested at least annually for impairment.  In accordance with SFAS No. 142, we have not amortized goodwill during the years ended March 31, 2004, 2003 and 2002.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Business

We are a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics.

Our products cover game categories such as action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  Our target customer base ranges from game enthusiasts and children to mass-market consumers and “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”) hand-held device and the personal computer (“PC”).  The installed base for this current generation of hardware platforms is significant and growing.  We believe recent price cuts in calendar 2004 on the Xbox and PS2 hardware should continue to drive the growth of the installed base of these two platforms.  We also expect the installed base of the other current generation platforms to continue to grow.  In addition, Sony announced that it would be entering the hand-held hardware market with the introduction of its hand-held gaming device, PlayStation Portable (“PSP”).  PSP is currently expected to be released in the United States toward the end of the first quarter of calendar 2005.  Nintendo has also announced that it plans to launch a new dual-screened, portable game system, Nintendo Dual Screen (“NDS”), before the end of calendar 2004.  We are currently developing titles for the PSP and the NDS with the objective of having one or more titles at launch for each of these platforms.  We are also planning to develop titles for the next generation console systems expected to be developed by Sony, Microsoft and Nintendo for release in the next two to three years.  Though there are still many unknowns relating to these new platforms, our aim is to have a significant presence at the launch of each new platform while being careful not to move away too quickly from the current generation platforms given their large and growing installed base.

Our publishing business involves the development, marketing and sale of products directly, by license or through our affiliate label program with certain third-party publishers.  In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries.  Our distribution business consists of operations located in the UK, the Netherlands and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

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

Our Focus

With respect to future game development, we will continue to focus on our “big propositions,” products that are backed by strong brands and high quality development, for which we will provide significant marketing support.

A number of our fiscal 2005 “big propositions” will include well-established brands, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases.  Examples of these brands are our superheroes and skateboarding brands.  We have a long-term relationship with Marvel Enterprises through an exclusive licensing agreement that expires in 2009.  This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man, X-MEN, Fantastic Four and Iron Man.  Through our long-term relationship with Spider-Man Merchandising, LLP, we have completed the development of the video game Spider-Man 2: The Movie, the sequel to the highly successful Spider-Man: The Movie, a key fiscal 2003 title release that has continued to perform strongly into fiscal 2004.  The video game release of Spider-Man 2: The

Movie is scheduled to coincide with the “Spider-Man 2” theatrical release in June 2004.  We also recently announced that through our licensing agreement with Spider-Man Merchandising, LLP, we will be developing and publishing video games based on Columbia Pictures/Marvel Enterprises, Inc.’s upcoming feature film “Spider-Man 3,” which is expected to be released in May 2007. In addition, we have an exclusive licensing agreement with professional skateboarder Tony Hawk that continues until 2015.  The agreement grants us exclusive rights to develop and publish video games using Tony Hawk’s name and his likeness.  Through fiscal 2004, we have released five successful titles in the Tony Hawk franchise with cumulative net revenues of over $800.0 million, including the most recent, Tony Hawk’s Underground, which was released in the third quarter of fiscal 2004.  We will continue to promote our skateboarding franchise with the release in fiscal 2005 of the sequel to the very successful Tony Hawk’s Underground.

We will also continue to develop new intellectual properties such as True Crime: Streets of L.A. and Call of Duty, which were originally released in the third quarter of fiscal 2004.  These highly successful titles were both ranked by third-party sales tracking agencies as among the top-five selling games for the holiday season.  We expect to develop a variety of games on multiple platforms based on these two new original properties and hope to establish them as a source of recurring revenues.  For example, in fiscal 2005, we are scheduled to release Call of Duty:  Finest Hour which will be released on multiple console platforms.

We will also continue to evaluate emerging brands that we believe have potential to become successful game franchises.  For example, we have a multi-year, multi-property, publishing agreement with DreamWorks SKG that grants us the exclusive rights to publish video games based on DreamWorks SKG’s theatrical release “Shrek 2,” as well as upcoming computer-animated films, “Shark Tale,” “Madagascar” and “Over the Hedge,” and their sequels.  We also have an exclusive licensing agreement to develop and publish video games for the best-selling children’s book series, “Lemony Snicket’s A Series of Unfortunate Events” which is being developed for a feature film by Paramount Pictures, Nickelodeon Movies and DreamWorks SKG.

In addition to acquiring or creating high profile intellectual property, we have also continued our focus on establishing and maintaining relationships with talented and experienced software development teams.  We have strengthened our internal development capabilities through the acquisition in prior fiscal years of a number of talented and experienced development companies.  Most recently, in October 2003, we exercised our option to acquire the remaining 70% of the outstanding capital of Infinity Ward, the developer of our PC title, Call of Duty.  We had acquired the initial 30% of Infinity Ward’s outstanding capital stock in May 2002. We also have development agreements with other top-level, third-party developers such as id Software, Valve Corporation, Spark Unlimited, Lionhead Studios and The Creative Assembly.

We are utilizing these developer relationships, new intellectual property acquisitions, new original intellectual property creations and our existing library of intellectual property to further focus our game development on product lines that will deliver significant, lasting and recurring revenues and operating profits.

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

Allowances for Returns, Price Protection, Doubtful Accounts and Inventory Obsolescence.  In determining the appropriate unit shipments to our customers, we benchmark our titles using historical and industry data. We closely monitor and analyze the historical performance of our various titles, the performance of products released by other publishers and the anticipated timing of other releases in order to assess future demands of current and upcoming titles.  Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets but at the same time, are controlled to prevent excess inventory in the channel.

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to Activision with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware lifecycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, Activision warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs and competing titles.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Historically, total actual returns and price protection have not exceeded our allowance estimates.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.

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

We account for software development costs in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of cost of sales – software royalties and amortization, capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional development costs to be incurred.  If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the actual impairment charge may be larger than originally estimated in any given quarter.

Intellectual Property Licenses.  Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology or other intellectual property or proprietary rights in the development of our products.  Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product.

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

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to cost of sales – intellectual property licenses based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized.  As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.  For intellectual property included in products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional development costs to be incurred.  If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the actual impairment charge may be larger than originally estimated in any given quarter.  Additionally, as noted above, as many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Selected Consolidated Statements of Operations Data

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of consolidated net revenues and also breaks down net revenues by territory and platform, as well as operating income by business segment:

	Year ended March 31,
	(In thousands)
	2004		2003		2002

Net revenues	$947,656	100%	$864,116	100%	$786,434	100%

Costs and expenses:
Cost of sales – product costs	475,541	50	440,977	51	435,725	56
Cost of sales – software royalties and amortization	59,744	6	79,194	9	58,892	7
Cost of sales – intellectual property licenses	31,862	3	45,002	5	40,114	5
Product development	97,859	10	56,971	7	40,960	5
Sales and marketing	128,221	14	100,646	12	86,161	11
General and administrative	44,612	5	46,479	5	44,008	6

Total costs and expenses	837,839	88	769,269	89	705,860	90

Income from operations	109,817	12	94,847	11	80,574	10

Investment income, net	6,175	—	8,560	1	2,546	1

Income before income tax provision	115,992	12	103,407	12	83,120	11

Income tax provision	38,277	4	37,227	4	30,882	4

Net income	$77,715	8%	$66,180	8%	$52,238	7%

Net Revenues by Territory:
United States	$446,812	47%	$432,261	50%	$404,905	51%
Europe	479,224	51	413,125	48	368,799	47
Other	21,620	2	18,730	2	12,730	2

Total net revenues	$947,656	100%	$864,116	100%	$786,434	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$508,418	76%	$466,116	76%	$312,986	57%
Hand-held	24,945	4	49,966	8	119,177	22
PC	132,369	20	99,893	16	117,345	21

Total publishing net revenues	665,732	70	615,975	71	549,508	70

Distribution:
Console	223,802	79	208,505	84	167,709	71
Hand-held	18,361	7	14,103	6	39,865	17
PC	39,761	14	25,533	10	29,352	12

Total distribution net revenues	281,924	30	248,141	29	236,926	30

Total net revenues	$947,656	100%	$864,116	100%	$786,434	100%

Operating Income by Segment:
Publishing	$93,223	10%	$79,139	9%	$68,675	9%
Distribution	16,594	2	15,708	2	11,899	1

Total operating income	$109,817	12%	$94,847	11%	$80,574	10%

Results of Operations – Fiscal Years Ended March 31, 2004 and 2003

Net income for the year ended March 31, 2004 was $77.7 million or $0.54 per diluted share, as compared to $66.2 million or $0.43 per diluted share for the year ended March 31, 2003.

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS2, Xbox and GameCube), PCs and hand-held game devices (such as the GBA).  We also derive revenue from our distribution business in Europe that provides logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the years ended March 31, 2004 and 2003 (in thousands):

	Year ended March 31,		Increase/ (Decrease)	Percent Change
	2004	2003
Publishing Net Revenues
North America	$446,812	$432,261	$14,551	3%
Europe	197,300	164,984	32,316	20%
Other	21,620	18,730	2,890	15%
Total International	218,920	183,714	35,206	19%
Total Publishing Net Revenues	665,732	615,975	49,757	8%
Distribution Net Revenues	281,924	248,141	33,783	14%
Consolidated Net Revenues	$947,656	$864,116	$83,540	10%

Consolidated net revenues increased 10% from $864.1 million for the year ended March 31, 2003 to $947.7 million for the year ended March 31, 2004.  This increase was generated by both our publishing and distribution businesses.  The increase in consolidated net revenue was driven by the following:

•      Strong performance of our fiscal 2004 third quarter releases of True Crime: Streets of L.A. and Tony Hawk’s Underground for the PS2, Xbox and GameCube and Call of Duty for the PC. We continued to see strong sales of these titles through March 2004.  In addition, we had strong results from several other titles released during fiscal 2004 including, Return to Castle Wolfenstein, X2: Wolverine’s Revenge, Cabela’s Dangerous Hunts, Cabela’s Deer Hunt 2004 Season, and in select European markets, Jedi Knight: Jedi Academy.  We also had strong catalog sales from a number of our franchises, including Spider-Man.  Catalog sales are sales of titles released prior to the current fiscal year.

•      Publishing console net revenues increased by 9% from $466.1 million for the year ended March 31, 2003 to $508.4 million for the year ended March 31, 2004.  As expected, within the mix of specific consoles, net revenues from the sale of software for the prior generation console hardware systems, such as PS1, continued to decline while the net revenues from the sale of software for the current generation of console hardware systems continued to grow.

•      Net revenues were positively impacted from titles selling at higher average retail prices throughout fiscal 2004 as compared to fiscal 2003.  As a result of the strong performance of our key fiscal 2004 releases, we were able to maintain the original price points for those titles for an extended period of time.

•      International net revenues benefited from the strong year-over-year strengthening of the Euro (“EUR”) and Great British Pound (“GBP”) in relation to the U.S. dollar.  We estimate that foreign exchange rates increased reported net revenue by approximately $52.1 million.  Excluding the impact of changing foreign currency rates, our international net revenue increased 4% year-over-year.

•      The increase in publishing net revenues was offset by fewer titles released in fiscal 2004 as compared to fiscal 2003.

North America Publishing Net Revenue (in thousands)

March 31, 2004	% of Consolidated Net Revenue	March 31, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$446,812	47%	$432,261	50%	$14,551	3%

Domestic publishing net revenues increased 3% from $432.3 million for the year ended March 31, 2003, to $446.8 million for the year ended March 31, 2004.  The increase reflects the strong performance of our fiscal 2004 third quarter releases of True Crime: Streets of L.A. and Tony Hawk’s Underground for the PS2, Xbox and GameCube and Call of Duty for the PC. We continued to see strong sales of these titles through March 2004.  The increase in net revenues was offset by fewer titles released in fiscal 2004 as compared to fiscal 2003.

International Publishing Net Revenue (in thousands)

March 31, 2004	% of Consolidated Net Revenue	March 31, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$218,920	23%	$183,714	21%	$35,206	19%

International publishing net revenues increased by 19% from $183.7 million for the year ended March 31, 2003, to $218.9 million for the year ended March 31, 2004.  International publishing also saw strong results from our 2004 releases of True Crime: Streets of L.A. and Tony Hawk’s Underground for the PS2, Xbox and GameCube and Call of Duty for the PC.  We also had strong results from several other titles released during fiscal 2004 including, Return to Castle Wolfenstein, X2: Wolverine’s Revenge and Jedi Knight: Jedi Academy.  In addition, we had strong catalog sales from a number of our franchises, including Spider-Man.  There also was a positive strengthening of the EUR and the GBP in relation to the U.S. dollar of approximately $22.2 million.  Excluding the impact of changing foreign currency rates, our international publishing net revenue increased 7% year-over-year.  The increase in net revenues was offset by fewer titles released in fiscal 2004 as compared to fiscal 2003.

Publishing Net Revenue by Product Line

Publishing net revenues increased 8% from $616.0 million for the year ended March 31, 2003 to $665.7 million for the year ended March 31, 2004.  The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the years ended March 31, 2004 and 2003 (in thousands):

	Year Ended March 31, 2004	% of Publishing Net Revs	Year Ended March 31, 2003	% of Publishing Net Revs	Increase/ (Decrease)	Percent Change
Publishing Net Revenues

PC	$132,369	20%	$99,893	16%	$32,476	33%

Console
PlayStation 2	289,048	43%	260,307	42%	28,741	11%
Microsoft Xbox	145,111	22%	75,329	12%	69,782	93%
Nintendo GameCube	52,909	8%	74,694	12%	(21,785)	(29)%
PlayStation	20,843	3%	52,722	9%	(31,879)	(60)%
Other	507	—%	3,064	1%	(2,557)	(83)%

Total Console	508,418	76%	466,116	76%	42,302	9%

Hand-held
Game Boy Advance	24,621	4%	44,060	7%	(19,439)	(44)%
Game Boy Color	324	—%	5,906	1%	(5,582)	(95)%
Total Hand-held	24,945	4%	49,966	8%	(25,021)	(50)%

Total Publishing Net Revenues	$665,732	100%	$615,975	100%	$49,757	8%

Personal Computer Net Revenue (in thousands)

March 31, 2004	% of Publishing Net Revenue	March 31, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$132,369	20%	$99,893	16%	$32,476	33%

Net revenue from sales of titles for the PC increased 33% from $99.9 million for the year ended March 31, 2003 to $132.4 million for the year ended March 31, 2004.  Though the number of premium PC titles released in fiscal 2004 remained relatively consistent with fiscal 2003, certain of our fiscal 2004 releases, Call of Duty, Empires: Dawn of the Modern World and, in select European markets, Jedi Knight: Jedi Academy, performed very well in both the domestic and international markets.  According to NPD Group, a third-party sales tracking agency, Call of Duty was the number one selling PC title in North America during the quarter of its release, our third quarter of fiscal 2004.  We expect fiscal 2005 PC publishing net revenues to increase as a percentage of total publishing net revenues over fiscal 2004 reflecting the release of more PC titles in fiscal 2005, including the highly anticipated Doom 3.

PlayStation 2 Net Revenue (in thousands)

March 31, 2004	% of Publishing Net Revenue	March 31, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$289,048	43%	$260,307	42%	$28,741	11%

Net revenue from sales of titles for the PS2 increased 11% from $260.3 million for the year ended March 31, 2003 to $289.0 million for the year ended March 31, 2004.  Though the number of new PS2 titles reduced in fiscal 2004 to 10 from 13 in fiscal 2003, we were able to increase our PS2 sales in both the domestic and international markets.  The increase is primarily due to strong, worldwide sales of several of our PS2 titles including True Crime: Streets of L.A., Tony Hawk’s Underground, X2: Wolverine’s Revenge, Return to Castle Wolfenstein, Cabela’s Dangerous Hunts and Cabela’s Deer Hunt 2004 Season.  We expect the growth of the installed base of PS2 hardware to be driven by the recent price cut announced by Sony in May 2004.

Microsoft Xbox Net Revenue (in thousands)

March 31, 2004	% of Publishing Net Revenue	March 31, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$145,111	22%	$75,329	12%	$69,782	93%

Net revenue from sales of titles for the Xbox increased 93% from $75.3 million for the year ended March 31, 2003 to $145.1 million for the year ended March 31, 2004.  Though the number of new Xbox titles remained relatively consistent from fiscal 2003 to fiscal 2004, we were able to increase our Xbox sales in both the domestic and international markets.  The increase is primarily due to strong worldwide sales of several of our Xbox titles including True Crime: Streets of L.A., Tony Hawk’s Underground, Return to Castle Wolfenstein, Soldier of Fortune 2, X2: Wolverine’s Revenge, Tenchu: Return from Darkness and, in select European markets, Jedi Knight: Jedi Academy.  The increase was also due to an increased installed base of the Xbox.  We expect the growth of the installed base of Xbox hardware to be driven by the recent price cut announced by Microsoft in March 2004.

Nintendo GameCube Net Revenue (in thousands)

March 31, 2004	% of Publishing Net Revenue	March 31, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$52,909	8%	$74,694	12%	$(21,785)	(29)%

Net revenue from sales of titles for the Nintendo GameCube decreased 29% from $74.7 million for the year ended March 31, 2003 to $52.9 million for the year ended March 31, 2004.  The decrease is primarily due to a reduction in the number of GameCube new title releases from 9 in fiscal 2003 to 5 in fiscal 2004.  The titles that were released for GameCube performed strongly, including Tony Hawk’s Underground and True Crime: Streets of L.A.  We expect the installed base of GameCube hardware to continue to grow at its current low price point.

PlayStation Net Revenue (in thousands)

March 31, 2004	% of Publishing Net Revenue	March 31, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$20,843	3%	$52,722	9%	$(31,879)	(60)%

Net revenue from sales of titles for the Sony PlayStation console system (“PS1”) for the year ended March 31, 2004 decreased 60% from the prior fiscal year, from $52.7 million to $20.8 million.  The decrease was expected due to the market transition away from the prior generation of hardware platforms, such as PS1, to the current generation console systems.  We expect sales of PS1 products to continue to decline in fiscal 2005.

Game Boy Advance Net Revenue (in thousands)

March 31, 2004	% of Publishing Net Revenue	March 31, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$24,621	4%	$44,060	7%	$(19,439)	(44)%

Net revenue from sales of titles for the GBA for the year ended March 31, 2004 decreased 44% from the prior fiscal year, from $44.1 million to $24.6 million.  This is due to a decrease in the number of GBA games released year-over-year.  In fiscal 2003, we released 11 GBA titles, whereas in fiscal 2004 we released 4 GBA titles.  We expect the hand-held installed base to grow with the release of the NDS and PSP which are expected to launch in late calendar year 2004 and early calendar year 2005, respectively.  In addition, in fiscal 2005, as the GBA hardware approaches the peak of its life cycle, we expect to increase our focus on developing GBA games for mass-market consumers.

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base, the introduction of new hardware platforms, as well as the timing of key product releases from our product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base.  We expect net revenues from hand-held titles to remain the smallest component of our publishing net revenues.  However, if the PSP and/or the NDS hand-held devices are introduced in fiscal 2005, we may see an increase in our hand-held business in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful or “hit” titles.  For example, for the year ended March 31, 2004, 28% of our consolidated net revenues and 40% of worldwide publishing net revenues were derived from net revenues from our Tony Hawk’s Underground and True Crime: Streets of L.A. titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles.  We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Two factors that could affect future publishing and distribution net revenue performance are console hardware pricing and software pricing.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Price cuts on Xbox and PS2 hardware were announced in March and May 2004, respectively.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  While we expect console software launch pricing for most genres to hold at $49.99 through the calendar 2004 holidays, we believe we could see additional software price declines thereafter.

Distribution Net Revenue (in thousands)

March 31, 2004	% of Consolidated Net Revenue	March 31, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$281,924	30%	$248,141	29%	$33,783	14%

Distribution net revenues for the year ended March 31, 2004 increased 14% from the prior fiscal year, from $248.1 million to $281.9 million.  The increase was primarily due to the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  Excluding the impact of the changing foreign currency rates, our distribution net revenue was in line with our prior fiscal year, with a slight increase of 2% year-over-year.  The mix of distribution net revenues between hardware and software sales varied year-over-year with approximately  28% hardware in the year ended March 31, 2004 as compared to 38% hardware in the prior fiscal year.  This is mainly attributed to an increase in business with large, mass-market customers that generate a higher percentage of sales from software.  In both fiscal years, hardware sales were principally comprised of sales of console hardware.  The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms and our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers.  We are expecting our fiscal 2005 distribution results to be in line with fiscal 2004.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

March 31, 2004	% of Consolidated Net Revenue	March 31, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$475,541	50%	$440,977	51%	$34,564	8%

Cost of sales – product costs represented 50% and 51% of consolidated net revenues for the years ended March 31, 2004 and 2003, respectively.  In absolute dollars, cost of sales – product costs increased due to higher sales volume in fiscal 2004 as compared to fiscal 2003.  There were two primary factors that affected cost of sales – product costs as a percentage of consolidated net revenues:

•                  The product mix of our publishing business for the year ended March 31, 2004 reflects a lower proportion of net revenues from titles for hand-held devices, as compared to the year ended March 31, 2003.  Titles for hand-held devices generally have the highest manufacturing per unit cost of all platforms.

•                  Due to the lower manufacturing costs for PC titles, we were able to benefit from the strong sales of Call of Duty for the year ended March 31, 2004.

We expect cost of sales – product costs as a percentage of net revenue to decrease primarily due to a lower percentage of revenue generated from our distribution business in fiscal 2005, which is a lower margin business.  We may also receive a benefit from changes in product mix in fiscal 2005 due to an increase in PC publishing net revenues as a percentage of total publishing net revenues and the focus on “big proposition” titles, for which we could benefit from volume discounts.

Cost of Sales – Software Royalties and Amortization (in thousands)

March 31, 2004	% of Publishing Net Revenue	March 31, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$59,744	9%	$79,194	13%	$(19,450)	(25)%

Cost of sales – software royalties and amortization for the year ended March 31, 2004 decreased as a percentage of publishing net revenues from the prior fiscal year, from 13% to 9%.  In absolute dollars, cost of sales – software royalties and amortization for the year ended March 31, 2004 also decreased from the prior fiscal year, from $79.2 million to $59.7 million.  The decrease in absolute dollars reflects that there were approximately fifteen major titles released in fiscal 2004 as compared to over twenty in fiscal 2003.  The decrease in the percentage reflects the strong performance of our internally developed key fiscal 2004 third quarter releases.

Cost of Sales – Intellectual Property Licenses (in thousands)

March 31, 2004	% of Publishing Net Revenue	March 31, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$31,862	5%	$45,002	7%	$(13,140)	(29)%

Cost of sales – intellectual property licenses for the year ended March 31, 2004 decreased in absolute dollars and as a percentage of publishing net revenues over the same period last year, from 7% to 5%.  The decreases reflect the fact that two of our top performing titles in fiscal 2004, True Crime: Streets of L.A. and Call of Duty, were based on our wholly-owned original intellectual property.  Additionally, during fiscal 2003, we recorded an approximate $7.0 million charge related to an assessment of the recoverability of certain of our investments in long-term licensing agreements.  We expect cost of sales – intellectual property licenses to increase in fiscal 2005 as compared to fiscal 2004, as we expect to have more titles releasing with licensed intellectual property.

Product Development (in thousands)

March 31, 2004	% of Publishing Net Revenue	March 31, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$97,859	15%	$56,971	9%	$40,888	72%

Product development expenses for the year ended March 31, 2004 increased as a percentage of publishing net revenues from the prior fiscal year, from 9% to 15%. In absolute dollars, product development expenses for the year ended March 31, 2004 also increased from the prior fiscal year, from $57.0 million to $97.9 million.  The increase in product development as a percentage of publishing net revenues and in absolute dollars resulted from:

•                  A $21 million game cancellation charge recorded in the fiscal 2004 third quarter.  We executed a realignment of our product portfolio driven by the evolution of the video game market, which is increasingly dominated by high quality products that are based on recognizable franchises and supported with big marketing programs.  We completed a comprehensive review of our product portfolio in which we evaluated each product based on a number of criteria, including:  the strength of the franchise, the projected product quality, the potential responsiveness of the product to aggressive marketing support and the financial risk in the event of product failure.  As a result of this review, we believe that we have an extensive slate of high-potential properties in development.  However, we found that certain projects had a lower likelihood of achieving acceptable levels of operating performance and that continued pursuit of these projects would create a substantial opportunity cost as it related to our slate of high-potential projects. Accordingly, in the three months ended December 31, 2003, we cancelled the development of ten products that we believed were unlikely to produce an acceptable level of return on our investment.  In connection with the cancellation of these products, we recorded a pre-tax charge of approximately $21 million.

•                  Our increased emphasis on product quality and the lengthening of product development schedules.  To maintain the competitiveness of our products and to take advantage of increasingly sophisticated technology associated with new hardware platforms, we have increased the amount of time spent play-testing new products, conducted more extensive product quality evaluations and lengthened product development schedules to allow time to make the improvements indicated by our testing and evaluations.  We are focused on improved game quality, and in many cases, this has resulted in an increase in product development costs.

•                  The increase in absolute dollars is also due to an increase in studio employee incentive compensation as a result of the strong performances of key fiscal 2004 title releases.

Sales and Marketing (in thousands)

March 31, 2004	% of Consolidated Net Revenue	March 31, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$128,221	14%	$100,646	12%	$27,575	27%

Sales and marketing expenses of $128.2 million and $100.6 million represented 14% and 12% of consolidated net revenues for the years ended March 31, 2004 and 2003, respectively.  The increase in sales and marketing expense dollars and as a percentage of net revenues for the year ended March 31, 2004 from the prior fiscal year was primarily generated by our publishing business as a result of significant marketing programs, including television and in-theatre ad campaigns and in-store promotions, run in support of our three key fiscal 2004 third quarter title releases, Tony Hawk’s Underground, and our two new original properties, True Crime: Streets of L.A. and Call of Duty.  We expect to continue to provide significant marketing support for our future “big proposition” titles.  Accordingly, we expect fiscal 2005 sales and marketing costs to exceed fiscal 2004 spending levels.

General and Administrative (in thousands)

March 31, 2004	% of Consolidated Net Revenue	March 31, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$44,612	5%	$46,479	5%	$(1,867)	(4)%

General and administrative expenses for the year ended March 31, 2004 decreased $1.9 million over the same period last year, from $46.5 million to $44.6 million.  As a percentage of consolidated net revenues, general and administrative expenses remained constant at 5%.  The decrease in absolute dollars was primarily due to:

•                  Lower bad debt expense of approximately $3.9 million.

•                  The incurrence in the first quarter of fiscal 2003 of $1.0 million of merger related expenses by our publishing business.

•                  An approximate $2.0 million charge incurred in fiscal 2003 by our distribution business for the relocation of our UK distribution facility.

•                  Partially offset by a $5.2 million year-over-year increase in general and administrative employee related costs in both our publishing and distribution businesses.

Operating Income (in thousands)

	March 31, 2004	% of Segment Net Revs	March 31, 2003	% of Segment Net Revs	Increase/ (Decrease)	Percent Change

Publishing	$93,223	14%	$79,139	13%	$14,084	18%
Distribution	16,594	6	15,708	6	886	6
Consolidated	$109,817	12%	$94,847	11%	$14,970	16%

Publishing operating income for the year ended March 31, 2004 increased $14.1 million from the same period last year, from $79.1 million to $93.2 million. International publishing operating income for the year ended March 31, 2004 benefited from the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  Excluding the impact of changes in foreign currency rates, publishing operating income for the year ended March 31, 2004 increased approximately $7.8 million from the same period last year. This increase is primarily due to:

•                  Strong performance in both the domestic and international markets of our fiscal 2004 third quarter title releases.

Partially offset by:

•                  Increased sales and marketing spending.

•                  The product development charge recorded in the fiscal 2004 third quarter in connection with the cancellation of ten products.

Distribution operating income for the year ended March 31, 2004 increased slightly over the same period last year, from $15.7 million to $16.6 million.  Distribution operating income for the year ended March 31, 2004 benefited from the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  Excluding the impact of changes in foreign currency rates, distribution operating income for the year ended March 31, 2004 was down slightly by approximately $0.9 million from the same period last year. This decrease is primarily due to an increase in general and administrative employee related costs.

Investment Income, Net (in thousands)

March 31, 2004	% of Consolidated Net Revenue	March 31, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$6,175	—%	$8,560	1%	$(2,385)	(28)%

Investment income, net for the year ended March 31, 2004 was $6.2 million as compared to $8.6 million for the year ended March 31, 2003.  The decrease was primarily due to interest rate reductions and the utilization of excess cash to enter into structured stock repurchase transactions and to purchase treasury stock during the year ended March 31, 2004.  Premiums earned on structured stock repurchase transactions are recorded in additional paid-in-capital.

Provision for Income Taxes (in thousands)

March 31, 2004	% of Pre Tax Income	March 31, 2003	% of Pre Tax Income	Increase/ (Decrease)	Percent Change

$38,277	33%	$37,227	36%	$1,050	3%

The income tax provision of $38.3 million for the year ended March 31, 2004 reflects our effective income tax rate of 33%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by an increase in our deferred tax asset valuation allowance and state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Results of Operations – Fiscal Years Ended March 31, 2003 and 2002

Net income for the year ended March 31, 2003 was $66.2 million or $0.43 per diluted share, as compared to $52.2 million or $0.39 per diluted share for the year ended March 31, 2002.

Net Revenues

Net revenues for the year ended March 31, 2003 increased 10% from the prior fiscal year, from $786.4 million to $864.1 million.  This increase was generated by our publishing business and, to a lesser degree, our distribution business.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the years ended March 31, 2003 and 2002 (in thousands):

	Year ended March 31,		Increase/	Percent
	2003	2002	(Decrease)	Change
Publishing Net Revenues
North America	$432,261	$404,905	$27,356	7%
Europe	164,984	131,873	33,111	25%
Other	18,730	12,730	6,000	47%
Total International	183,714	144,603	39,111	27%
Total Publishing Net Revenues	615,975	549,508	66,467	12%
Distribution Net Revenues	248,141	236,926	11,215	5%
Consolidated Net Revenues	$864,116	$786,434	$77,682	10%

Publishing net revenues for the year ended March 31, 2003 increased 12% from the prior fiscal year, from $549.5 million to $616.0 million.  The following table details our publishing net revenues by platform as a percentage of total publishing net revenues for the years ended March 31, 2003 and 2002 (in thousands):

	Year Ended March 31, 2003	% of Publishing Net Revs	Year Ended March 31, 2002	% of Publishing Net Revs	Increase/ (Decrease)	Percent Change

Publishing Net Revenues

PC	$99,893	16%	$117,345	21%	$(17,452)	(15)%

Console
PlayStation 2	260,307	42%	110,120	20%	150,187	136%
Microsoft Xbox	75,329	12%	32,921	6%	42,408	129%
Nintendo GameCube	74,694	12%	16,773	3%	57,921	345%
PlayStation	52,722	9%	113,655	21%	(60,933)	(54)%
Other	3,064	1%	39,517	7%	(36,453)	(92)%
Total Console	466,116	76%	312,986	57%	153,130	49%

Hand-held
Game Boy Advance	44,060	7%	79,168	15%	(35,108)	(44)%
Game Boy Color	5,906	1%	40,009	7%	(34,103)	(85)%
Total Hand-held	49,966	8%	119,177	22%	(69,211)	(58)%

Total Publishing Net Revenues	$615,975	100%	$549,508	100%	$66,467	12%

There were several factors that affected the fiscal 2003 net revenue performance of our publishing business.  First, positively impacting our performance, was an improvement in console sales. Our publishing console net revenues for the year ended March 31, 2003 increased 49% from the prior fiscal year, from $313.0 million to $466.1 million.  Fiscal 2003 publishing console net revenues reflect the simultaneous cross-platform, multi-national releases of Spider-Man: The Movie in the first quarter and Tony Hawk’s Pro Skater 4 in the third quarter.  In addition publishing console net revenue performance was also driven by the following releases: Tenchu: Wrath of Heaven, Street Hoops and Cabela’s Big Game Hunter for PS2.  Second, publishing hand-held net revenues for the year ended March 31, 2003 decreased by 58% from the prior fiscal year, from $119.2 million to $50.0 million.  This decrease reflects the fact that the GBA hardware was launched in June 2001.  Our GBA software sales for the year ended March 31, 2002 benefited from the related hardware launch.  We also released fewer titles for the hand-held platforms in fiscal 2003 - eleven titles, in comparison to nineteen titles in fiscal 2002.  Additionally, the average retail price of titles for hand-held devices was lower in fiscal 2003 than in fiscal 2002.  Third, PC net revenues for the year ended March 31, 2003 decreased 15% from the prior fiscal year, from $117.3 million to $99.9 million.  Though the number of PC titles released in fiscal 2003 was relatively consistent with fiscal 2002, during fiscal 2002, we released Return to Castle Wolfenstein for the PC, which was one of our top performing titles of fiscal 2002.  PC net revenues for the year ended March 31, 2002 reflect that title’s worldwide, strong performance.  Lastly, net revenues from our international publishing business for the year ended March 31, 2003 benefited by approximately $14.1 million from a year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  Excluding the impact of foreign currency fluctuations, our domestic publishing business and our international publishing business experienced similar year-over-year improvements for the reasons detailed above.

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

Distribution net revenues for the year ended March 31, 2003 increased 5% from the prior fiscal year, from $236.9 million to $248.1 million.  The increase was due to the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  Distribution console net revenues for the year ended March 31, 2003 also benefited from the international hardware launches of Xbox and GameCube in March 2002 and May 2002, respectively.  It additionally benefited from the price reduction on PS2 hardware that was effective September 2001, as this resulted in both an increase in sales of PS2 hardware, as well as an increase in sales of PS2 software due to the corresponding larger installed hardware base.  This increase was partially offset by declines in distribution hand-held and PC net revenues for the reasons detailed in the discussion of publishing net revenues.  The mix of distribution net revenues between hardware and software sales remained relatively constant year-over-year at approximately 38% hardware and 62% software.

Domestic net revenues increased 7% from $404.9 million for the year ended March 31, 2002, to $432.3 million for the year ended March 31, 2003 for the reasons detailed above in the discussion of our publishing business net revenues.  International net revenues increased by 13% from $381.5 million for the year ended March 31, 2002, to $431.9 million for the year ended March 31, 2003 for the reasons detailed above in the discussion of our publishing business, as well as the result of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

March 31, 2003	% of Consolidated Net Revenue	March 31, 2002	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$440,977	51%	$435,725	56%	$5,252	1%

Cost of sales – product costs represented 51% and 56% of consolidated net revenues for the years ended March 31, 2003 and 2002, respectively.  There were two primary factors that affected cost of sales – product costs as a percentage of consolidated net revenues.  First, the product mix of our publishing business for the year ended March 31, 2003 reflects a lower proportion of net revenues from titles for hand-held devices, as compared to the year ended March 31, 2002.  Titles for hand-held devices generally have the highest manufacturing per unit cost of all platforms.  Second, our manufacturing costs for console titles for the year ended March 31, 2003 benefited from the economies of scale due to the high volume of Spider-Man: The Movie units manufactured.

Cost of Sales - Software Royalties and Amortization (in thousands)

March 31, 2003	% of Publishing Net Revenue	March 31, 2002	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$79,194	13%	$58,892	11%	$20,302	34%

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

Cost of Sales - Intellectual Property Licenses (in thousands)

March 31, 2003	% of Publishing Net Revenue	March 31, 2002	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$45,002	7%	$40,114	7%	$4,888	12%

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

Product Development (in thousands)

March 31, 2003	% of Publishing Net Revenue	March 31, 2002	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$56,971	9%	$40,960	7%	$16,011	39%

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

Sales and Marketing (in thousands)

March 31, 2003	% of Consolidated Net Revenue	March 31, 2002	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$100,646	12%	$86,161	11%	$14,485	17%

Sales and marketing expenses of $100.6 million and $86.2 million represented 12% and 11% of consolidated net revenues for the years ended March 31, 2003 and 2002, respectively.  The increase in sales and marketing expense dollars for the year ended March 31, 2003 from the prior fiscal year was the result of increased costs in both our publishing and distribution businesses.  The increase in sales and marketing expense dollars in our publishing business was the result of a significant marketing program in support of the simultaneous cross-platform, multi-national release of Spider-Man:  The Movie during the first quarter of fiscal 2003, as well as increased TV and print ads in support of second, third and fourth quarter releases such as Street Hoops, Tony Hawk’s Pro Skater 4 and Tenchu:  Wrath of Heaven.  Additionally, in the year ended March 31, 2003, we provided sponsorship for select action sports tours/tournaments in support of our Activision action sports brands.  The increase in sales and marketing expense dollars in our distribution business was due to an increasing percentage of our distribution business being generated from large national accounts.  Such large national accounts generally result in increased sales costs.

General and Administrative (in thousands)

March 31, 2003	% of Consolidated Net Revenue	March 31, 2002	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$46,479	5%	$44,008	6%	$2,471	6%

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

Operating Income (in thousands)

	March 31, 2003	% of Segment Net Revs	March 31, 2002	% of Segment Net Revs	Increase/ (Decrease)	Percent Change

Publishing	$79,139	13%	$68,675	12%	$10,464	15%
Distribution	15,708	6	11,899	5	3,809	32
Consolidated	$94,847	11%	$80,574	10%	$14,273	18%

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

Investment Income, Net (in thousands)

March 31, 2003	% of Consolidated Net Revenue	March 31, 2002	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$8,560	1%	$2,546	1%	$6,014	236%

Investment income, net for the year ended March 31, 2003 was $8.6 million as compared to $2.5 million for the year ended March 31, 2002.  The increase is primarily due to higher average cash and short-term investment balances during fiscal 2003, partially offset by lower market rates.

Provision for Income Taxes (in thousands)

March 31, 2003	% of Pre Tax Income	March 31, 2002	% of Pre Tax Income	Increase/ (Decrease)	Percent Change

$37,227	36%	$30,882	37%	$6,345	21%

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

The following table is a comparative breakdown of our quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

		Restated (1)
	Quarter ended
	March 31, 2004	Dec. 31, 2003 (2)	Sept. 30, 2003	June 30, 2003	March 31, 2003 (2)	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002

Net revenues	$162,897	$508,511	$117,523	$158,725	$125,001	$378,685	$169,172	$191,258
Operating income (loss)	4,643	116,961	(16,933)	5,146	(14,444)	66,761	11,334	31,196
Net income (loss)	6,664	76,981	(10,093)	4,163	(7,957)	44,347	9,086	20,704
Basic earnings (loss) per share	0.05	0.58	(0.08)	0.03	(0.06)	0.30	0.06	0.15
Diluted earnings (loss) per share	0.04	0.53	(0.08)	0.03	(0.06)	0.28	0.06	0.14

(1)                                  Consolidated financial information has been restated for the effect of our three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record as of February 23, 2004, paid March 15, 2004.

(2)                                  See Note 5, “Software Development Costs and Intellectual Property Licenses” of the Notes to the Consolidated Financial Statements included in Item 8.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the Year ended March 31,		Increase/
(in thousands)	2004	2003	(Decrease)
Cash and cash equivalents	$466,552	$285,554	$180,998
Short-term investments	121,097	121,400	(303)

	$587,649	$406,954	$180,695

Percentage of total assets	61%	58%

Cash flows provided by operating activities	$67,403	$90,975	$(23,572)
Cash flows used in investing activities	(15,169)	(155,101)	139,932
Cash flows provided by financing activities	117,569	64,090	53,479

As of March 31, 2004, our primary source of liquidity is comprised of $466.6 million of cash and cash equivalents and $121.1 million of short-term investments.  Over the last three years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations.  We have also generated significant cash flows from the issuance of our common stock to employees through the exercise of options and to the public through an underwritten public offering in fiscal 2003, as well as from the utilization of structured stock repurchase transactions, which are described in more detail below in “Cash Flows from Financing Activities.”  In recent years, we have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations, credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

In August 2003, we filed with the Securities and Exchange Commission two amended shelf registration statements, including the base prospectuses therein. The first shelf registration statement, on Form S-3, allows us, at any time, to offer any combination of securities described in the base prospectus in one or more offerings with an aggregate initial offering price of up to $500,000,000.  Unless we state otherwise in the applicable prospectus supplement, we expect to use the net proceeds from the sale of the securities for general corporate purposes, including capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions and other business combinations. We may invest funds that we do not immediately require in marketable securities.

The second shelf registration statement, on Form S-4, allows us, at any time, to offer any combination of securities described in the base prospectus in one or more offerings with an aggregate initial offering price of up to $250,000,000 in connection with our acquisition of the assets, business or securities of other companies whether by purchase, merger, or any other form of business combination.

We believe that we have sufficient working capital ($675.8 million at March 31, 2004), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

Cash Flows from Operating Activities

In recent years, the primary drivers of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers and intellectual property holders and our own employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $115.2 million and $151.6 million in the years ended March 31, 2004 and 2003, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

The principal components comprising cash flows from operating activities for the year ended March 31, 2004, included favorable operating results and increases in accounts payable, partially offset by increases in accounts receivable and our continued investment in software development and intellectual property licenses.  See an analysis of the change in key balance sheet accounts below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

Cash Flows from Investing Activities

In recent years, the primary drivers of cash used in investing activities typically have included capital expenditures, acquisitions of privately held interactive software development companies and the net effect of purchases and sales/maturities of short-term investment vehicles.  The goal of our short-term investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs and providing for prudent investment diversification.

For the year ended March 31, 2004, cash flows used in investing activities were primarily the result of capital expenditures and the utilization of approximately $3.5 million of cash to acquire the privately held interactive software development company, Infinity Ward.  We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

Cash Flows from Financing Activities

In recent years, the primary drivers of cash provided by financing activities have related to transactions involving our common stock, including the issuance of shares of common stock to employees and the public, the purchase of treasury shares, as well as the use of structured stock repurchase transactions.  In recent years, we have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations, credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

The cash provided by financing activities for the year ended March 31, 2004, primarily is the result of the maturity of structured stock repurchase transactions, partially offset by cash used to purchase treasury stock and enter into additional structured stock repurchase transactions.  During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.  In the past, we have entered into structured stock repurchase transactions that were settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we either had our capital investment returned with a premium or received shares of our common stock, depending, respectively, on whether the market price of our common stock was above or below a pre-determined price agreed in connection with each such transaction.  As of March 31, 2004, we had approximately $226.2 million available for utilization under the buyback program and no outstanding structured stock repurchase transactions. We actively manage our capital structure and balance sheet as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

(amounts in thousands)	March 31, 2004	March 31, 2003	Increase/ (Decrease)

Gross accounts receivable	$109,605	$73,178	$36,427
Net accounts receivable	62,577	15,822	46,755

The increase in gross accounts receivable was primarily the result of:

•                  Higher sales in the fourth quarter of fiscal 2004 over the prior year quarter due to the continued strong sales of our key third quarter fiscal 2004 releases, True Crime:  Streets of L.A., Tony Hawk’s Underground and Call of Duty and an increase in the number of titles released in the fourth quarter of fiscal 2004 (Tenchu: Return from Darkness on Xbox and Pitfall: The Lost Expedition and MTX: Mototrax on multiple platforms) over the prior year quarter (Tenchu:  Wrath of Heaven on PS2).

•                  A significant increase in business of our UK distribution facility with large, mass-market customers.  Large, mass-market customers typically have longer trading terms than smaller, independent accounts.

Reserves for returns, price protection and bad debt decreased from $57.4 million at March 31, 2003 to $47.0 million at March 31, 2004, primarily due to the strong sell through to end consumers of our key third quarter fiscal 2004 releases.

Inventories

(amounts in thousands)	March 31, 2004	March 31, 2003	Increase/ (Decrease)

Inventories	$26,427	$19,577	$6,850

The increase in inventories was driven by our distribution business, primarily the result of:

•                  Higher PS2 hardware on-hand at March 31, 2004 at our UK distribution facility.

Software Development and Intellectual Property Licenses

(amounts in thousands)	March 31, 2004	March 31, 2003	Increase/ (Decrease)

Software development and intellectual property licenses	$135,201	$107,921	$27,280

The increase in software development and intellectual property licenses was primarily the result of:

•                  Continued investment in software development and intellectual property licenses.  We spent approximately $115.2 million in the year ended March 31, 2004 in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products.

•                  Offset by $87.9 million of amortization and write-offs of capitalized software development costs and intellectual property licenses.

Accounts Payable

(amounts in thousands)	March 31, 2004	March 31, 2003	Increase/ (Decrease)

Accounts payable	$72,874	$45,602	$27,272

The increase in accounts payable was primarily the result of:

•                  Increased inventory purchases by our publishing business as a result of the increased sales in the fourth quarter of fiscal 2004 over the prior year quarter due to the continued strong sales of our key third quarter fiscal 2004 releases, True Crime:  Streets of L.A., Tony Hawk’s Underground and Call of Duty and an increase in the number of titles released in the fourth quarter of fiscal 2004 (Tenchu: Return from Darkness on Xbox and Pitfall: The Lost Expedition and MTX: Mototrax on multiple platforms) over the prior year quarter (Tenchu:  Wrath of Heaven on PS2).

Accrued Expenses

(amounts in thousands)	March 31, 2004	March 31, 2003	Increase/ (Decrease)

Accrued expenses	$63,205	$58,656	$4,549

The increase in accrued expenses was primarily driven by:

•                  Marketing support for our key title releases.

•                  Increased foreign income taxes payable.

•                  Increased annual bonuses as a result of company performance.

•                  Partially offset by a $7.5 million accrual at March 31, 2003, for the settlement of treasury stock purchases.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to GBP 8.0 million ($14.6 million), including issuing letters of credit, on a revolving basis as of March 31, 2004. Furthermore, under the UK Facility, Centresoft provided a GBP 0.3 million ($0.5 million) guarantee for the benefit of our CD Contact subsidiary as of March 31, 2004.  The UK Facility bore interest at LIBOR plus 2.0% as of March 31, 2004, is collateralized by substantially all of the assets of the subsidiary and expires in November 2004.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of March 31, 2004, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of March 31, 2004.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of March 31, 2004, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of March 31, 2004.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of March 31, 2004, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility Leases	Developer and IP	Marketing	Total

Fiscal year ending March 31,

2005	$8,936	$62,529	$39,919	$111,384
2006	7,520	17,328	11,500	36,348
2007	6,870	4,545	15,000	26,415
2008	4,033	1,895	—	5,928
2009	2,993	3,020	—	6,013
Thereafter	16,222	—	—	16,222

Total	$46,574	$89,317	$66,419	$202,310

The developer and intellectual property commitments above exclude approximately $9.3 million of commitments originally scheduled to be paid between fiscal 2004 through fiscal 2007 relating to an intellectual property rights agreement with a third party.  Effective June 30, 2003, we terminated the agreement and filed a breach of contract suit against the third party.

Financial Disclosure

We maintain internal controls over financial reporting, which generally include those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. We also are focused on our “disclosure controls and procedures,” which as defined by the Securities and Exchange Commission are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the Securities and Exchange Commission is reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is communicated to management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Disclosure Committee, which operates under the board approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure-relevant information.  These quarterly reports are reviewed by certain key corporate finance representatives.  These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee.  Finance representatives also conduct reviews with our senior management team, our external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the Securities and Exchange Commission.  Financial results and other financial information also are reviewed with the Audit Committee of the board of directors on a quarterly basis. As required by applicable regulatory requirements, the Chief Executive Officer and the Chief Financial Officer review and make various certifications regarding the accuracy of our periodic public reports filed with the Securities and Exchange Commission, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal controls over financial reporting, and will make refinements as necessary.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of March 31, 2004, our cash equivalents and short-term investments included debt securities of $426.2 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of March 31, 2004 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	1.12%	$305,132	$305,132
Variable rate	0.95	60,006	60,006

Short-term investments:
Fixed rate	1.81%	$121,000	$121,097

Our short-term investments generally mature between three months and two years.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of March 31, 2004, we had no outstanding hedging contracts.

Market Price Risk

With regard to the structured stock repurchase transactions described in Note 16 in the Notes to the Consolidated Financial Statements, at those times when we have structured stock repurchase transactions outstanding, it is possible that at settlement we could take delivery of shares at an effective repurchase price higher than the then market price.  As of March 31, 2004, we had no structured stock repurchase transactions outstanding.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules of Activision are omitted because of the absence of conditions under which they are required or because the required information is included elsewhere in the financial statements or in the notes thereto.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Activision to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls

There was no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act ) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, entitled “Election of Directors” and “Executive Officers and Key Employees” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, entitled “Executive Compensation” and “Indebtedness of Management” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, entitled “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, entitled “Certain Relationships and Related Transactions” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, entitled “Principal Accountant Fees and Services” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.       Financial Statements  See Item 8.  -  Consolidated Financial Statements and Supplementary Data Index for Financial Statements and Schedule on page 52 herein.

2.      Financial Statement Schedule  The following financial statement schedule of Activision, Inc. for the years ended March 31, 2004, 2003 and 2002 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Activision, Inc.:

Schedule II — Valuation and Qualifying Accounts and Reserves

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

3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of Activision’s Form 8-K, filed June 16, 2000).

3.2	Amended and Restated Bylaws dated August 1, 2000 (incorporated by reference to Exhibit 3.2 of Activision’s Form 8-K, filed July 11, 2001).

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

3.6

Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision dated as of December 29, 2003 (incorporated by reference to Exhibit 3.6 of Activision’s Form 10-Q for the quarter ended December 31, 2003).

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

10.1	Activision, Inc. 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-K for the year ended March 31, 2002).

10.2	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended December 31, 2001).

10.3	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.4	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.5	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2003).

10.6	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Appendix I of Activision’s 2002 Definitive Proxy Statement on Schedule 14A, filed June 29, 2002).

10.7	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.8	Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June, 30, 2003).

10.9	Activision, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Appendix II of Activision’s 2002 Definitive Proxy Statement on Schedule 14A, filed June 29, 2002).

10.10	Activision, Inc. 2002 Employee Stock Purchase Plan for International Employees (incorporated by reference to Exhibit 5.1 of Activision’s Registration Statement on Form S-8, filed February 19, 2003).

10.11	Activision, Inc. Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-36272 filed May 4, 2000).

10.12

Amendment I dated July 22, 2002 to employment agreement dated May 22, 2000, between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2002).

10.13

Amended and restated employment agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2000).

10.14	Stock option agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.15	Employment agreement dated April 1, 2002 between Activision and William J. Chardavoyne (incorporated by reference to Exhibit 10.12 of Activision’s Form 10-K for the year ended March 31, 2002).

10.16	Employment agreement dated November 20, 2002 between Activision and George Rose (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.17

Service Agreement dated March 1, 2002 between Combined Distribution (Holdings) Limited and Richard Andrew Steele (incorporated by reference to Exhibit 10.14 of Activision’s Form 10-K for the year ended March 31, 2002).

10.18	Employment agreement dated April 1, 2002 between Activision and Michael Rowe (incorporated by reference to Exhibit 10.15 of Activision’s Form 10-K for the year ended March 31, 2002).

10.19	Employment agreement dated November 6, 2003 between Activision and Kathy Vrabeck (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2003).

10.20	Employment Agreement dated July 22, 2002 between Ronald Doornink and Activision (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

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

10.23	Stock option agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.24

Confidential License Agreement for Nintendo Gamecube (Western Hemisphere), dated as of November 9, 2001, between Nintendo of America Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.25

License Agreement for the Nintendo Gamecube System (EEA), dated as of June 5, 2002, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.2 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.26

Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of May 10, 2001, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.27

Confidential License Agreement for the Game Boy Advance Video Game System (EEA, Australia and New Zealand), dated as of September 14, 2001, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.4 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.28

Microsoft Corporation Xbox Publisher License Agreement, dated as of July 18, 2001, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.5 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.29

Amendment to Microsoft Corporation Xbox Publisher License Agreement, dated as of April 19, 2002, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.30

Xbox Live Distribution Amendment to the Xbox Publisher Licensing Agreement, dated as of October 28, 2002, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.7 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.31

Licensed Publisher Agreement, dated as of July 13, 2002, between Sony Computer Entertainment America Inc. and Activision, Inc. (“Playstation license”) (incorporated by reference to Exhibit 10.8 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.32

Amendment to Licensed Publisher Agreement, dated as of April 1, 2000, between Sony Computer Entertainment America Inc. and Activision, Inc. (“Playstation2 license”) (incorporated by reference to Exhibit 10.9 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.33

Playstation2 Licensed Publisher Agreement, dated as of March 23, 2001, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.10 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

14.1	Code of Ethics for Senior Financial Officers.

21.1	Principal subsidiaries of Activision.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Robert A. Kotick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald Doornink pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of William J. Chardavoyne pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald Doornink pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of William J. Chardavoyne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

1.1	We filed a Form 8-K on January 28, 2004, reporting under “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 12. Results of

Operations and Financial Condition” issuing a press release announcing our third quarter fiscal 2004 financial results.

1.2

We filed a Form 8-K on February 13, 2004, reporting under “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 9.  Regulation FD Disclosure” issuing a press release announcing a three-for-two split of our outstanding common shares.

1.3

We filed a Form 8-K on March 8, 2004, reporting under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” regarding the filing of a lawsuit against Activision by the Construction Industry Carpenters Joint Pension Trust for Southern Nevada.

1.4

We filed a Form 8-K on March 25, 2004, reporting under “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 9.  Regulation FD Disclosure” issuing a press release announcing revised revenue and earnings guidance for the fourth quarter of fiscal year 2004 and for the full 2004 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2004

ACTIVISION, INC.

By:	/s/ Ronald Doornink
(Ronald Doornink)
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert A. Kotick	Chairman, Chief Executive Officer,	June 10, 2004
	(Robert A. Kotick)	Activision, Inc., and Director

By:	/s/ Brian G. Kelly	Co-Chairman and Director	June 10, 2004
(Brian G. Kelly)

By:	/s/ Ronald Doornink	President, Activision, Inc.;	June 10, 2004
	(Ronald Doornink)	Chief Executive Officer,
Activision Publishing, Inc.
(Principal Executive Officer) and Director

By:	/s/ William J. Chardavoyne	Executive Vice President	June 10, 2004
	(William J. Chardavoyne)	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

By:	/s/ Kenneth L. Henderson	Director	June 10, 2004
(Kenneth L. Henderson)

By:	/s/ Barbara S. Isgur	Director	June 10, 2004
(Barbara S. Isgur)

By:	/s/ Robert J. Morgado	Director	June 10, 2004
(Robert J. Morgado)

By:	/s/ Robert J. Corti	Director	June 10, 2004
(Robert J. Corti)

By:	/s/ Peter J. Nolan	Director	June 10, 2004
(Peter J. Nolan)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Activision, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Activision, Inc. and its subsidiaries at March 31, 2004 and  2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California
June 8, 2004

Part II.  Financial Information.
Item 8.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004	March 31, 2003

Assets

Current assets:
Cash and cash equivalents	$466,552	$285,554
Short-term investments	121,097	121,400
Accounts receivable, net of allowances of $47,028 and $57,356 at March 31, 2004 and 2003, respectively	62,577	15,822
Inventories	26,427	19,577
Software development	58,320	26,791
Intellectual property licenses	32,115	8,906
Deferred income taxes	26,127	38,290
Other current assets	18,660	10,565
Total current assets	811,875	526,905

Software development	28,386	35,281
Intellectual property licenses	16,380	36,943
Property and equipment, net	25,539	22,265
Deferred income taxes	9,064	10,322
Other assets	1,080	5,081
Goodwill	76,493	68,019
Total assets	$968,817	$704,816

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$—	$147
Accounts payable	72,874	45,602
Accrued expenses	63,205	58,656
Total current liabilities	136,079	104,405

Long-term debt, less current portion	—	2,671
Total liabilities	136,079	107,076

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at March 31, 2004 and 2003	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at March 31, 2004 and 2003	—	—
Common stock, $.000001 par value, 225,000,000 and 125,000,000 shares authorized, 166,876,567 and 161,059,091 shares issued and 137,331,242 and 135,126,368 shares outstanding at March 31, 2004 and 2003, respectively	—	—
Additional paid-in capital	758,626	592,295
Retained earnings	208,279	130,564
Less: Treasury stock, at cost, 29,545,325 and 25,932,723 shares as of March 31, 2004 and 2003, respectively	(144,128)	(121,685)
Accumulated other comprehensive income (loss)	9,961	(3,434)
Total shareholders’ equity	832,738	597,740
Total liabilities and shareholders’ equity	$968,817	$704,816

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended March 31,
	2004	2003	2002

Net revenues	$947,656	$864,116	$786,434

Costs and expenses:
Cost of sales – product costs	475,541	440,977	435,725
Cost of sales – software royalties and amortization	59,744	79,194	58,892
Cost of sales – intellectual property licenses	31,862	45,002	40,114
Product development	97,859	56,971	40,960
Sales and marketing	128,221	100,646	86,161
General and administrative	44,612	46,479	44,008
Total costs and expenses	837,839	769,269	705,860

Income from operations	109,817	94,847	80,574

Investment income, net	6,175	8,560	2,546

Income before income tax provision	115,992	103,407	83,120

Income tax provision	38,277	37,227	30,882

Net income	$77,715	$66,180	$52,238

Basic earnings per share	$0.58	$0.46	$0.46

Weighted average common shares outstanding	133,249	144,359	113,966

Diluted earnings per share	$0.54	$0.43	$0.39

Weighted average common shares outstanding – assuming dilution	144,893	155,483	133,775

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended March 31, 2004, 2003 and 2002

							Accumulated Other Comprehensive Income (Loss)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock			Shareholders’ Equity
(In thousands)	Shares	Amount			Shares	Amount
Balance, March 31, 2001	101,813	$—	$200,786	$12,146	(9,734)	$(20,249)	$(11,377)	$181,306
Components of comprehensive income:
Net income for the year	—	—	—	52,238	—	—	—	52,238
Foreign currency translation adjustment	—	—	—	—	—	—	(121)	(121)
Total comprehensive income								52,117
Issuance of common stock pursuant to warrants and common stock warrants	2,332	—	1,044	—	—	—	—	1,044
Issuance of common stock and common stock options to employees	19,740	—	63,053	—	—	—	—	63,053
Tax benefit attributable to employee stock options and common stock warrants	—	—	48,513	—	—	—	—	48,513
Issuance of common stock pursuant to conversion of convertible subordinated notes	10,716	—	58,651	—	—	—	—	58,651
Issuance of common stock to effect business combinations	2,726	—	25,481	—	—	—	—	25,481
Purchase of treasury shares	—	—	—	—	(6)	(74)	—	(74)

Balance, March 31, 2002	137,327	—	397,528	64,384	(9,740)	(20,323)	(11,498)	430,091
Components of comprehensive income:
Net income for the year	—	—	—	66,180	—	—	—	66,180
Unrealized appreciation on short-term investments	—	—	—	—	—	—	134	134
Foreign currency translation adjustment	—	—	—	—	—	—	7,930	7,930
Total comprehensive income								74,244
Issuance of common stock pursuant to underwritten public offering	16,875	—	247,291	—	—	—	—	247,291
Issuance of common stock to employees	5,999	—	20,547	—	—	—	—	20,547
Issuance of common stock pursuant to warrants and common stock warrants	69	—	2,184	—	—	—	—	2,184
Tax benefit attributable to employee stock options and common stock warrants	—	—	23,884	—	—	—	—	23,884
Purchase of structured stock repurchase transactions	—	—	(110,000)	—	—	—	—	(110,000)
Issuance of common stock to effect business combinations	790	—	10,861	—	—	—	—	10,861
Purchase of treasury shares	—	—	—	—	(16,192)	(101,362)	—	(101,362)

Balance, March 31, 2003	161,060	—	592,295	130,564	(25,932)	(121,685)	(3,434)	597,740
Components of comprehensive income:
Net income for the year	—	—	—	77,715	—	—	—	77,715
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(37)	(37)
Foreign currency translation adjustment	—	—	—	—	—	—	13,432	13,432
Total comprehensive income								91,110
Issuance of common stock to employees	5,140	—	25,730	—	—	—	—	25,730
Issuance of common stock pursuant to warrants and common stock warrants	419	—	1,038	—	—	—	—	1,038
Tax benefit attributable to employee stock options and common stock warrants	—	—	12,417	—	—	—	—	12,417
Structured stock repurchase transactions	—	—	(52,621)	—	—	—	—	(52,621)
Settlement of structured stock repurchase transactions	—	—	176,521	—	(1,716)	(10,000)	—	166,521
Issuance of common stock to effect business combinations	258	—	3,246	—	—	—	—	3,246
Purchase of treasury shares	—	—	—	—	(1,898)	(12,443)	—	(12,443)
Balance, March 31, 2004	166,877	$—	$758,626	$208,279	(29,546)	$(144,128)	$9,961	$832,738

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended March 31,
	2004	2003	2002
Cash flows from operating activities:

Net income	$77,715	$66,180	$52,238
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	15,147	3,355	(23,352)
Depreciation and amortization	10,774	11,880	7,350
Amortization and write-offs of capitalized software development costs and intellectual property licenses	87,922	100,415	62,456
Tax benefit of stock options and warrants exercised	12,417	23,884	48,513
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(42,497)	61,922	(2,010)
Inventories	(6,850)	1,159	23,152
Software development and intellectual property licenses	(115,202)	(151,594)	(76,993)
Other assets	(5,232)	1,836	(1,753)
Accounts payable	23,005	(19,072)	3,357
Accrued expenses and other liabilities	10,204	(8,990)	18,834
Net cash provided by operating activities	67,403	90,975	111,792

Cash flows from investing activities:

Cash used in business acquisitions (net of cash acquired)	(3,480)	(21,199)	—
Capital expenditures	(11,976)	(11,877)	(9,150)
Purchase of short-term investments	(195,587)	(408,175)	—
Proceeds from sales and maturities of short-term investments	195,874	287,145	—
Other	—	(995)	449
Net cash used in investing activities	(15,169)	(155,101)	(8,701)

Cash flows from financing activities:

Proceeds from issuance of common stock to employees	26,483	20,547	59,836
Proceeds from issuance of common stock pursuant to warrants	—	—	1,044
Payment on term loan	—	—	(8,550)
Notes payable, net	(2,818)	(720)	(1,792)
Redemption of convertible subordinated notes	—	—	(62)
Proceeds from issuance of common stock pursuant to underwritten public offering, net of offering costs	—	248,072	—
Purchase of structured stock repurchase transactions	(52,621)	(110,000)	—
Settlement of structured stock repurchase transactions	166,521	—	—
Purchase of treasury stock	(19,996)	(93,809)	(74)
Net cash provided by financing activities	117,569	64,090	50,402

Effect of exchange rate changes on cash	11,195	6,583	(36)

Net increase in cash and cash equivalents	180,998	6,547	153,457

Cash and cash equivalents at beginning of period	285,554	279,007	125,550

Cash and cash equivalents at end of period	$466,552	$285,554	$279,007

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Summary of Significant Accounting Policies

Business

Activision, Inc. (“Activision” or “we”) is a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics.

Our products cover game categories such as action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  Our target customer base ranges from game enthusiasts and children to mass-market consumers and “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”) hand-held device and the personal computer (“PC”).  In prior years, we have also offered our products on the Sony PlayStation (“PS1”) and Nintendo 64 (“N64”) console systems and Nintendo Game Boy Color (“GBC”) hand-held device.  In addition, Sony announced that it would be entering the hand-held hardware market with the introduction of its hand-held gaming device, PlayStation Portable (“PSP”).  Nintendo also announced that it plans to launch a new dual-screened, portable game system Nintendo Dual Screen (“NDS”).  We are currently developing titles for the PSP and NDS.  We are also planning to develop titles for the next generation console systems expected to be developed by Sony, Microsoft and Nintendo for release in the next two to three years.

Our publishing business involves the development, marketing and sale of products directly, by license or through our affiliate label program with certain third-party publishers.  Our distribution business consists of operations in Europe that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

We maintain operations in the United States, Canada, the United Kingdom (“UK”), Germany, France, Italy, Japan, Australia, Sweden and the Netherlands.  In fiscal year 2004, international operations contributed approximately 53% of net revenues.

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

Short-term investments generally mature between three months and two years.  Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such securities represent the investment of cash that is available for current operations.  All of our short-term investments are classified as available-for-sale and are carried at fair market value with unrealized appreciation (depreciation) reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.  The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment income, net.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable.  We place our temporary cash investments with financial institutions.  At various times during the fiscal years ended March 31, 2004 and 2003, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at these financial institutions.

Our customer base includes retail outlets and distributors, including mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores in the United States and countries worldwide.  We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.  We generally do not require collateral or other security from our customers.  As of and for the years ended March 31, 2004, 2003 and 2002, we had one customer that accounted for 20%, 16% and 14%, respectively, of consolidated net revenues and 39%, 46% and 22%, respectively, of consolidated accounts receivable, net.  This customer was the same customer in all periods and was a customer of both our publishing and distribution businesses.

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

We account for derivative instruments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133, 138 and 149 require that all derivatives, including foreign exchange contracts, be recognized in the balance sheet in other current assets or accrued expenses at their fair value.

We utilize forward contracts in order to reduce financial market risks.  These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions.  Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions.  Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings within the financial statement line item consistent with the hedged item.  Any ineffective portion of a derivative change in fair value is immediately recognized in earnings.  Changes in fair value of derivatives that do not qualify as hedging instruments are recorded in earnings.  The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period.  As of March 31, 2004 and 2003, we had no outstanding foreign exchange forward contracts.

Equity Investments

From time to time, we may make a capital investment and hold a minority interest in a third-party developer in connection with entertainment software products to be developed by such developer for us.  We account for those capital investments over which we have the ability to exercise significant influence using the equity method.  For those investments over which we do not have the ability to exercise significant influence, we account for our investment using the cost method.

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

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional development costs to be incurred.  If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the actual impairment charge may be larger than originally estimated in any given quarter.

Intellectual Property Licenses

Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology or other intellectual property or proprietary rights in the development of our products.  Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product.

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

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to cost of sales – intellectual property licenses based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized.  As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.  For intellectual property included in products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional development costs to be incurred.  If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the actual impairment charge may be larger than originally estimated in any given quarter.  Additionally, as noted above, as many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

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

Goodwill

We account for goodwill using the provisions of SFAS No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets.  Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and should not be amortized but rather tested at least annually for impairment.  An impairment loss should be recognized if the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value.  In accordance with SFAS No. 142, we have not amortized goodwill during the years ended March 31, 2004, 2003 and 2002.

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

Sales incentives or other consideration given by us to our customers is accounted for in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  In accordance with EITF Issue 01-9, sales incentives and other consideration that are considered adjustments of the selling price of our products, such as rebates and product placement fees, are reflected as reductions of revenue.  Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular ad, are reflected as sales and marketing expenses.

Allowance for Returns and Price Protection

In determining the appropriate unit shipments to our customers, we benchmark our titles using historical and industry data. We closely monitor and analyze the historical performance of our various titles, the performance of products released by other publishers and the anticipated timing of other releases in order to assess future demands of current and upcoming titles.  Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets but at the same time, are controlled to prevent excess inventory in the channel.

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to Activision with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware lifecycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, Activision warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs and competing titles.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Historically, total actual returns and price protection have not exceeded our allowance estimates.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.

Shipping and Handling

Shipping and handling costs, which consist primarily of packaging and transportation charges incurred to move finished goods to customers, are included in cost of sales – product costs.

Advertising Expenses

We expense advertising as incurred, except for production costs associated with media advertising which are deferred and charged to expense the first time the related ad is run.  Advertising expenses for the years ended March 31, 2004, 2003 and 2002 were approximately $76.6 million, $60.0 million and $50.3 million, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

Investment Income, Net

Investment income, net is comprised of the following, (amounts in thousands):

	Year ended March 31,
	2004	2003	2002
Interest expense	$(348)	$(933)	$(1,188)
Interest income	6,502	9,259	3,734
Net realized gain on short-term investments	21	234	—
Investment income, net	$6,175	$8,560	$2,546

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

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are their local currencies.  All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates during the period. The resulting translation adjustments are reflected as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Comprehensive Income

Comprehensive income includes net income, unrealized appreciation (depreciation) on short-term investments, foreign currency translation adjustments, and the effective portion of gains or losses on cash flow hedges that are presented as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123 “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date.  Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price.  At March 31, 2004, we had several stock-based employee compensation plans, which are described more fully in Note 15. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year ended March 31,
	2004	2003	2002
Net income, as reported	$77,715	$66,180	$52,238
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	192	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18,303)	(21,004)	(12,622)

Pro forma net income	$59,604	$45,176	$39,616

Earnings per share

Basic – as reported	$0.58	$0.46	$0.46
Basic – pro forma	$0.45	$0.31	$0.35

Diluted – as reported	$0.54	$0.43	$0.39
Diluted – pro forma	$0.41	$0.29	$0.30

The fair value of options granted in the years ended March 31, 2004, 2003 and 2002 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee and Director Options and Warrants			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002

Expected life (in years)	4	3	2	0.5	0.5	0.5
Risk free interest rate	2.01%	1.51%	3.24%	1.75%	1.13%	2.16%
Volatility	49%	69%	70%	51%	69%	70%
Dividend yield	—	—	—	—	—	—

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.  We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating expected stock price volatility.  In prior fiscal years, the historical stock price volatility used was based on the daily, low stock price of our common stock, which, in recent years, resulted in an expected volatility ranging from approximately 65% to 70%.  For options granted during each of the quarters in the year ended March 31, 2004, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility ranging from 47% to 52%.  Management believes such amounts are more representative of prospective trends.  For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.

For options granted during fiscal 2004, 2003 and 2002, the per share weighted average fair value of options with exercise prices equal to market value on the date of grant was $2.77, $4.37 and $3.05, respectively.  The per share weighted average estimated fair value of Employee Stock Purchase Plan shares granted during the years ended March 31, 2004, 2003 and 2002 was $1.50, $2.17 and $1.96, respectively.

The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

Common stock warrants are granted to non-employees in connection with the development of software and acquisition of licensing rights for intellectual property.  In accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection With Selling Goods or Services,” the fair value of common stock warrants granted is determined as of the measurement date and is capitalized, expensed and amortized consistent with our policies relating to software development and intellectual property license costs.

Related Parties

In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years.  For the years ended March 31, 2004, 2003 and 2002, the fees we paid to the law firm account for less than 1% of the firm’s total revenues.  We believe that the fees charged to us by the law firm are competitive with the fees charged by other law firms.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform with the current year’s presentation.  These reclassifications had no effect on net income, shareholders’ equity or net increase in cash and cash equivalents.

2.                        Stock Splits

In April 2003, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on June 6, 2003 to shareholders of record as of May 16, 2003.  In February 2004, the Board of Directors approved a second three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on March 15, 2004 to shareholders of record as of February 23, 2004.  The par value of our common stock was maintained at the pre-split amount of $.000001.  The consolidated financial statements and Notes thereto, including all share and per share data, have been restated as if the stock splits had occurred as of the earliest period presented.

3.                        Acquisitions

During the three years ended March 31, 2004, we separately completed the acquisition of six privately held interactive software development companies.  We accounted for these acquisitions in accordance with SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations, requiring that the purchase method be used to account and report for all business combinations.  These acquisitions have further enabled us to implement our multi-platform development strategy by bolstering our internal product development capabilities for console systems and personal computers and strengthening our position in the first-person action, action and action sports game categories.  A significant portion of the purchase price for all of these acquisitions was assigned to goodwill as the primary asset we acquired in each of the transactions was an assembled workforce with proven technical and design talent with a history of high quality product creation.  Pro forma consolidated statements of operations for these acquisitions are not shown, as they would not differ materially from reported results.

Fiscal 2004 Transactions

Acquisition of Infinity Ward

In May 2002, we acquired a 30% interest in the outstanding capital stock of Infinity Ward, Inc. (“Infinity Ward”), a privately held interactive software development company, as well as an option to purchase the remaining 70% of outstanding capital stock.  In October 2003, we exercised our option to acquire the remaining 70% of the outstanding capital stock of Infinity Ward for cash of approximately $3.5 million.  Goodwill of approximately $3.8 million has been included in the publishing segment of our business and is non-deductible for tax purposes.  The results of operations of Infinity Ward are included in our consolidated statement of operations beginning October 24, 2003.

Fiscal 2003 Transactions

Acquisition of Luxoflux

Effective October 4, 2002, we acquired all of the outstanding ownership interests of Luxoflux, Inc., (“Luxoflux”), a privately held interactive software development company, in exchange for $9.0 million in cash.  Luxoflux is an experienced, multi-platform, console software developer.  In accordance with the original acquisition agreement, approximately 248,000 shares of our common stock may be issued to Luxoflux’s equity holders over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria. This contingent consideration will be recorded as an additional element of the purchase price for Luxoflux when those contingencies are resolved.

 In the fourth quarter of fiscal 2004, certain of these product performance requirements were met and approximately 166,000 of our common shares with an assigned value of approximately $2.0 million were issued to Luxoflux equity holders. The purchase price of the transaction, including acquisition costs and the contingent consideration issued in the fourth quarter of fiscal 2004, was approximately $11.0 million and has been allocated to assets acquired and liabilities assumed as follows (amounts in thousands):

Current assets	$1,461
Property and equipment	83
Other assets	15
Goodwill	12,360
Current liabilities	(2,892)

$11,027

Acquisition of Z-Axis

Effective May 20, 2002, we acquired all of the outstanding ownership interests of Z-Axis, Ltd. (“Z-Axis”), a privately held interactive software development company, in exchange for $12.5 million in cash and 560,678 shares of our common stock valued at approximately $8.2 million.  Z-Axis is an experienced, multi-platform, console software developer. In accordance with the original acquisition agreement, approximately 210,000 additional shares of our common stock may be issued to Z-Axis’ equity holders over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria.  This contingent consideration will be recorded as an additional element of the purchase price for Z-Axis when those contingencies are resolved.

In the fourth quarter of fiscal 2004, certain of these product performance requirements were met and approximately 70,000 of our common shares with an assigned value of approximately $1.0 million were issued to Z-Axis equity holders. The purchase price of the transaction, including acquisition costs and the contingent consideration issued in the fourth quarter of fiscal 2004, was approximately $21.9 million and has been allocated to assets acquired and liabilities assumed as follows (amounts in thousands):

Current assets	$1,946
Other intangibles	113
Property and equipment	172
Other assets	20
Goodwill	20,667
Current liabilities	(1,058)

$21,860

For both of the acquisitions, goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes. The results of operations of Luxoflux and Z-Axis are included in our consolidated statement of operations beginning October 4, 2002 and May 20, 2002, respectively.

Fiscal 2002 Transactions

Acquisition of Shaba

On March 27, 2002, we acquired all of the outstanding ownership interests of Shaba Games, Inc. (“Shaba”), a privately held interactive software development company, in exchange for 581,897 shares of our common stock. Shaba is an experienced, multi-platform console software developer with a focus on action and action sports video games.  Under the original acquisition agreement, approximately 155,000 additional shares of our common stock may be issued to Shaba’s equity holders over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria.  This contingent consideration will be recorded as an additional element of the purchase price for Shaba when those contingencies are resolved.

In the fourth quarter of fiscal 2004, certain of these product performance requirements were met and approximately 23,000 of our common shares with an assigned value of approximately $0.3 million were issued to Shaba equity holders.  The purchase price of the transaction, including acquisition costs and the contingent consideration issued in the fourth quarter of fiscal 2004, was approximately $7.6 million with approximately $6.4 million of the purchase price being assigned to goodwill.  This goodwill has been included in the publishing segment of our business and is deductible for tax purposes.  The results of operations of Shaba are included in our consolidated statement of operations beginning March 27, 2002.  As of March 31, 2004, approximately 45,000 shares of our common stock remain in escrow and are contingently issuable in accordance with the original Shaba acquisition agreement.

Acquisition of Gray Matter

On December 30, 1999, we acquired a 40% interest in the outstanding capital stock of Gray Matter Interactive Studios, Inc., formerly known as Video Games West (“Gray Matter”), a privately held software development company, as well as an option to purchase the remaining 60% of outstanding capital stock.  Effective January 9, 2002, we exercised our option to acquire the remaining 60% of outstanding capital stock of Gray Matter in exchange for 300,803 shares of our common stock.  The purchase price of the transaction, including acquisition costs, was valued at approximately $3.6 million with $3.3 million of the purchase price being assigned to goodwill.  This goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes.  The results of operations of Gray Matter are included in our consolidated statement of operations beginning January 9, 2002.

Acquisition of Treyarch

Effective October 1, 2001, we acquired all of the outstanding ownership interests of Treyarch Invention, LLC (“Treyarch”), a privately held interactive software development company, in exchange for 1,842,663 shares of our common stock. Treyarch is an experienced, multi-platform console software developer with a focus on action and action sports video games.  As part of the original acquisition agreement, approximately 540,000 additional shares of our common stock could also be issued to Treyarch’s equity holders and employees over the course of several years, depending on the satisfaction of certain product performance requirements and other criteria.  This contingent consideration would be recorded as an additional element of the purchase price for Treyarch when those contingencies were resolved.  In July 2002 in connection with the satisfaction of certain of those product performance requirements, we issued to Treyarch equity holders and employees,

228,680 of our common shares with an assigned value of $2.7 million.  The purchase price of the transaction, including the contingent consideration issued in July 2002, forgiveness of a note receivable and acquisition costs, was valued at approximately $18.2 million with approximately $17.2 million of the purchase price being assigned to goodwill.  This goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes.  The results of operations of Treyarch are included in our consolidated statement of operations beginning October 1, 2001.  As of March 31, 2004, all contingencies relating to the issuance of additional shares as consideration have been resolved.

4.                        Cash, Cash Equivalents, and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments as of March 31, 2004 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$101,414	$—	$—	$101,414
Money market funds	60,006	—	—	60,006
Commercial paper	3,700	—	—	3,700
Auction rate notes	301,432	—	—	301,432

Cash and cash equivalents	466,552	—	—	466,552

Short-term investments:
Corporate bonds	21,047	13	(24)	21,036
U.S. agency issues	71,817	76	(4)	71,889
Asset-backed bonds	23,113	74	(38)	23,149
Municipal bonds	5,023	—	—	5,023

Short-term investments	121,000	163	(66)	121,097

Cash, cash equivalents and short-term investments	$587,552	$163	$(66)	$587,649

The following table summarizes our cash, cash equivalents and short-term investments as of March 31, 2003 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$87,348	$—	$—	$87,348
Money market funds	35,507	—	—	35,507
Auction rate notes	162,699	—	—	162,699

Cash and cash equivalents	285,554	—	—	285,554

Short-term investments:
Corporate bonds	16,712	34	—	16,746
Taxable senior debt	2,253	—	—	2,253
U.S. agency issues	52,055	65	(12)	52,108
Asset-backed bonds	39,224	122	(75)	39,271
Municipal bonds	11,022	—	—	11,022

Short-term investments	121,266	221	(87)	121,400

Cash, cash equivalents and short-term investments	$406,820	$221	$(87)	$406,954

The following table summarizes the maturities of our investments in debt securities as of March 31, 2004 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$326,694	$326,699
Due after one year through two years	76,325	76,381
	403,019	403,080
Asset-backed securities	23,113	23,149

Total	$426,132	$426,229

For the year ended March 31, 2004, net realized gains on short-term investments consisted of $25,000 of gross realized gains and $4,000 of gross realized losses.  For the year ended March 31, 2003, net realized gains on short-term investments consisted of $350,000 of gross realized gains and $116,000 of gross realized losses.  As of March 31, 2002, we held no short-term investments and had no gross realized gains or losses for the year then ended.

5.                        Software Development Costs and Intellectual Property Licenses

As of March 31, 2004, capitalized software development costs included $35.3 million of internally developed software costs and $51.5 million of payments made to third-party software developers.  As of March 31, 2003, capitalized software development costs included $26.0 million of internally developed software costs and $36.1 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $48.5 million and $45.8 million as of March 31, 2004 and 2003, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses, combined, was $87.9 million, $100.4 million and $62.5 million for the years ended March 31, 2004, 2003 and 2002, respectively.

During the three months ended December 31, 2003, we executed a realignment of our product portfolio driven by the evolution of the video game market, which is increasingly dominated by high quality products that are based on recognizable franchises and supported with big marketing programs.  We completed a comprehensive review of our product portfolio in which we evaluated each product based on a number of criteria, including:  the strength of the franchise, the projected product quality, the potential responsiveness of the product to aggressive marketing support and the financial risk in the event of product failure.  As a result of this review, we believe that we have an extensive slate of high-potential properties in development.  However, we also found that certain projects had a lower likelihood of achieving acceptable levels of operating performance and that continued pursuit of these projects would create a substantial opportunity cost as it related to our slate of high-potential projects. Accordingly, in the three months ended December 31, 2003, we canceled the development of ten products which we believed were unlikely to produce an acceptable level of return on our investment.  In connection with the cancellation of these products, we recorded a pre-tax charge of approximately $21 million which is included in the consolidated statement of operations in product development expense.

For the year ended March 31, 2003, amortization and write-offs of capitalized software development costs and intellectual property licenses included approximately $15.0 million recorded in the fourth quarter as the result of the assessment of the recoverability of capitalized development costs relating to certain projects and certain of our investments in long-term licensing agreements.

6.        Inventories

Our inventories consist of the following (amounts in thousands):

	March 31,
	2004	2003

Purchased parts and components	$392	$1,129
Finished goods	26,035	18,448

	$26,427	$19,577

7.        Property and Equipment, Net

Property and equipment, net was comprised of the following (amounts in thousands):

	March 31,
	2004	2003

Land	$557	$441
Buildings	4,379	5,029
Computer equipment	34,076	31,483
Office furniture and other equipment	13,687	9,724
Leasehold improvements	5,540	4,893

Total cost of property and equipment	58,239	51,570

Less accumulated depreciation	(32,700)	(29,305)

Property and equipment, net	$25,539	$22,265

Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $10.0 million, $8.1 million and $6.2 million, respectively.

8.        Goodwill

The changes in the carrying amount of goodwill were as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2002	$31,626	$4,366	$35,992

Goodwill acquired during the year	29,348	—	29,348
Issuance of contingent consideration	2,668	—	2,668
Adjustment-prior period purchase allocation	(448)	—	(448)
Effect of foreign currency exchange rates	—	459	459

Balance as of March 31, 2003	63,194	4,825	68,019

Goodwill acquired during the year	3,763	—	3,763
Issuance of contingent consideration	3,246	—	3,246
Adjustment-prior period purchase allocation	695	—	695
Effect of foreign currency exchange rates	—	770	770

Balance as of March 31, 2004	$70,898	$5,595	$76,493

9.        Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	March 31,
	2004	2003

Accrued royalties payable	$7,218	$6,430
Accrual for settlement of treasury stock purchases	—	7,553
Accrued selling and marketing costs	11,456	8,737
Income tax payable	9,897	6,940
Accrued bonus and vacation pay	20,042	12,287
Other	14,592	16,709

Total	$63,205	$58,656

10.      Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products directly, by license or through our affiliate label program with certain third-party publishers.  In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  We conduct our international publishing activities through offices in the UK, Germany, France, Italy, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries located in the UK, the Netherlands and Germany.

Distribution refers to our operations in the UK, the Netherlands and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

Resources are allocated to each of these segments using information on their respective net revenues and operating profits before interest and taxes.

The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies.  Transactions between segments are eliminated in consolidation.

Information on the reportable segments for the three years ended March 31, 2004 is as follows (amounts in thousands):

	Year ended March 31, 2004
	Publishing	Distribution	Total

Total segment revenues	$665,732	$281,924	$947,656
Revenue from sales between segments	(67,859)	67,859	—

Revenues from external customers	$597,873	$349,783	$947,656

Operating income	$93,223	$16,594	$109,817

Total assets	$859,874	$108,943	$968,817

	Year ended March 31, 2003
	Publishing	Distribution	Total

Total segment revenues	$615,975	$248,141	$864,116
Revenue from sales between segments	(57,462)	57,462	—

Revenues from external customers	$558,513	$305,603	$864,116

Operating income	$79,139	$15,708	$94,847

Total assets	$619,132	$85,684	$704,816

	Year ended March 31, 2002
	Publishing	Distribution	Total

Total segment revenues	$549,508	$236,926	$786,434
Revenue from sales between segments	(50,632)	50,632	—

Revenues from external customers	$498,876	$287,558	$786,434

Operating income	$68,675	$11,899	$80,574

Total assets	$455,432	$101,455	$556,887

Geographic information is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Year ended March 31,
	2004	2003	2002

United States	$446,812	$432,261	$404,905
Europe	479,224	413,125	368,799
Other	21,620	18,730	12,730

Total	$947,656	$864,116	$786,434

Revenues by platform were as follows (amounts in thousands):

	Year ended March 31,
	2004	2003	2002

Console	$732,220	$674,621	$480,695
Hand-held	43,306	64,069	159,042
PC	172,130	125,426	146,697

Total	$947,656	$864,116	$786,434

A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year.  In fiscal 2004, 31% of our consolidated net revenues (44% of worldwide publishing net revenues) was derived from two brands, one of which accounted for 17% and the other of which accounted for 14% of consolidated net revenues (24% and 20%, respectively, of worldwide publishing net revenues).  In fiscal 2003, 38% of our consolidated net revenues (52% of worldwide publishing net revenues) was derived from two brands, one of which accounted for 20% and the other of which accounted for 18% of consolidated net revenues (27% and 25%, respectively, of worldwide publishing net revenues).  In fiscal 2002, 35% of our consolidated net revenues (50% of worldwide publishing net revenues) was derived from two brands, one of which accounted for 31% and the other of which accounted for 4% of consolidated net revenues (44% and 6%, respectively, of worldwide publishing net revenues).

11.      Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Year ended March 31,
	2004	2003	2002
Numerator:
Numerator for basic and diluted earnings per share -income available to common shareholders	$77,715	$66,180	$52,238

Denominator:
Denominator for basic earnings per share -weighted average common shares outstanding	133,249	144,359	113,966

Effect of dilutive securities:
Employee stock options and stock purchase plan	11,042	10,278	18,648
Warrants to purchase common stock	602	846	1,161

Potential dilutive common shares	11,644	11,124	19,809

Denominator for diluted earnings per share -weighted average common shares outstanding plus assumed conversions	144,893	155,483	133,775

Basic earnings per share	$0.58	$0.46	$0.46

Diluted earnings per share	$0.54	$0.43	$0.39

Options to purchase approximately 9,471,000, 7,799,000 and 237,000 shares of common stock for the years ended March 31, 2004, 2003 and 2002, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

12.                 Income Taxes

Domestic and foreign income before income taxes and details of the income tax provision are as follows (amounts in thousands):

	Year ended March 31,
	2004	2003	2002

Income before income taxes:
Domestic	$84,339	$78,761	$67,553
Foreign	31,653	24,646	15,567

	$115,992	$103,407	$83,120

Income tax expense (benefit):
Current:
Federal	$502	$1,703	$648
State	311	413	20
Foreign	9,899	7,872	5,053

Total current	10,712	9,988	5,721

Deferred:
Federal	14,113	1,794	(18,751)
State	(871)	3,065	(4,555)
Foreign	1,906	(1,504)	(46)

Total deferred	15,148	3,355	(23,352)

Add back benefit credited to additional paid-in capital:
Tax benefit related to stock option and warrant exercises	12,417	23,884	48,513

Income tax provision	$38,277	$37,227	$30,882

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

	Year ended March 31,
	2004	2003	2002

Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.3	2.4	3.5
Research and development credits	(8.0)	(6.0)	(1.8)
Incremental (decremental) effect of foreign tax rates	(2.3)	(0.2)	(1.4)
Increase of valuation allowance	5.8	2.1	2.4
Rate changes	—	0.8	—
Other	0.2	1.9	(0.5)

	33.0%	36.0%	37.2%

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes.  The components of the net deferred tax asset and liability are as follows (amounts in thousands):

	March 31,
	2004	2003

Deferred asset:
Allowance for doubtful accounts	$634	$1,538
Allowance for sales returns	8,334	10,511
Inventory reserve	385	775
Vacation and bonus reserve	2,771	2,409
Amortization and depreciation	5,036	4,794
Tax credit carryforwards	36,599	25,741
Net operating loss carryforwards	25,851	47,399
Other	2,248	3,946

Deferred asset	81,858	97,113
Valuation allowance	(18,857)	(27,606)

Net deferred asset	63,001	69,507

Deferred liability:
Capitalized research expenses	25,252	18,775
State taxes	2,558	2,120

Deferred liability	27,810	20,895

Net deferred asset	$35,191	$48,612

The tax benefits associated with certain net operating loss carryovers relate to employee stock options.  Pursuant to SFAS No. 109, net operating losses have been reduced by $12.7 million relating to these items which will be credited to additional paid-in capital when realized.

As of March 31, 2004, our available federal net operating loss carryforward of approximately $62.0 million is subject to certain limitations as defined under Section 382 of the Internal Revenue Code.  The net operating loss carryforwards expire between 2020 and 2023.  We have various state net operating loss carryforwards which are not subject to limitations under Section 382 of the Internal Revenue Code.  We have tax credit carryforwards of $22.8 million and $13.8 million for federal and state purposes, respectively, which begin to expire in 2006.

At March 31, 2004, our deferred income tax asset for tax credit carryforwards and net operating loss carryforwards was reduced by a valuation allowance of $18.9 million as compared to $27.6 million in the prior fiscal year.  Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the net carrying value of the deferred tax asset will be realized.

Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $52.7 million at March 31, 2004.  Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration.

13.      Long-Term Debt

Mortgage Notes Payable

As of March 31, 2003, long-term debt and the current portion of long-term debt of $2.8 million were comprised of the mortgage note payable related to the land, office and warehouse facilities of our German subsidiary.  The German mortgage note bore interest at 5.45%, was due in bi-annual installments of Euro (“EUR”) 73,900 ($89,958), was collateralized by the related assets and was scheduled to mature in December 2018.  The German mortgage note was repaid in full in fiscal 2004.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.0 million ($14.6 million) and GBP 8.6 million ($13.5 million), including issuing letters of credit, on a revolving basis as of March 31, 2004 and 2003, respectively. Furthermore, under the UK Facility, Centresoft provided a GBP 0.3 million ($0.5 million) and a EUR 1.0 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary as of March 31, 2004 and 2003, respectively.  The UK Facility bore interest at LIBOR plus 2.0% and LIBOR plus 1.5% as of March 31, 2004 and 2003, respectively, is collateralized by substantially all of the assets of the subsidiary and expires in November 2004.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of March 31, 2004 and 2003, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of March 31, 2004 or 2003.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) and EUR 0.8 million ($0.8 million) as of March 31, 2004 and 2003, respectively, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of March 31, 2004 or 2003.

Private Placement of Convertible Subordinated Notes

In December 1997, we completed the private placement of $60.0 million principal amount of 6¾% convertible subordinated notes due 2005 (the “Notes”).  The Notes were convertible, in whole or in part, at the option of the holder at any time after December 22, 1997 (the date of original issuance) and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed or repurchased, into our common stock at a conversion price of $5.593 per share, subject to adjustment in certain circumstances.  During the three months ended June 30, 2001, we called for the redemption of the Notes.  In connection with that call, holders converted to common stock approximately $58.7 million aggregate principal amount of their Notes, net of conversion costs.  The remaining Notes were redeemed for cash.

14.      Commitments and Contingencies

Developer and Intellectual Property Contracts

In the normal course of business we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2004 is approximately $89.3 million, which is scheduled to be paid as follows (amounts in thousands):

Year ended March 31,

2005	$62,529
2006	17,328
2007	4,545
2008	1,895
2009	3,020

Total	$89,317

The commitment schedule above excludes approximately $9.3 million of commitments originally scheduled to be paid between fiscal 2004 through fiscal 2007 relating to an intellectual property rights agreement with a third party.  Effective June 30, 2003, we terminated the agreement and filed a breach of contract suit against the third party.

Marketing Commitments

In connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum marketing commitment for contracts in place as of March 31, 2004 is approximately $66.4 million, which is scheduled to be paid as follows (amounts in thousands):

Year ended March 31,

2005	$39,919
2006	11,500
2007	15,000

Total	$66,419

Lease Obligations

We lease certain of our facilities under non-cancelable operating lease agreements.  Total future minimum lease commitments as of March 31, 2004 are as follows (amounts in thousands):

Year ended March 31,

2005	$8,936
2006	7,520
2007	6,870
2008	4,033
2009	2,993
Thereafter	16,222

Total	$46,574

Facilities rent expense for the years ended March 31, 2004, 2003 and 2002 was approximately $8.7 million, $7.6 million and $5.3 million, respectively.

Legal Proceedings

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors.  The complaint, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that our revenues and assets were overstated during the period between February 1, 2001 and December 17, 2002, was filed in the United States District Court, Central District of California by the Construction Industry and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  Five additional purported class actions have subsequently been filed by Gianni Angeloni, Christopher Hinton, Stephen Anish, the Alaska Electrical Pension Fund, and Joseph A. Romans asserting the same claims.  Five of the six actions have been transferred to the same court where the first-filed complaint was pending.  In addition, on March 12, 2004, a shareholder derivative lawsuit was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  That complaint was filed in Superior Court for the County of Los Angeles.  We strongly deny these allegations and will vigorously defend these cases.

On July 11, 2003, we were informed by the staff of the Securities and Exchange Commission that the Securities and Exchange Commission has commenced a non-public formal investigation captioned “In the Matter of Certain Video Game Manufacturers and Distributors.” The investigation appears to be focused on certain accounting practices common to the interactive entertainment industry, with specific emphasis on revenue recognition.  In connection with this inquiry, the Securities and Exchange Commission submitted to us a request for information.  We responded to this inquiry on September 2, 2003.  To date, we have not received a request from the Securities and Exchange Commission for any additional information.  The Securities and Exchange Commission staff also informed us that other companies in the video game industry received similar requests for information. The Securities and Exchange Commission has advised us that this request for information should not be construed as an indication from the Securities and Exchange Commission or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security. We have cooperated and intend to continue to cooperate fully with the Securities and Exchange Commission in the conduct of this inquiry.

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

In addition, w  e are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims and collection matters.  In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

15.      Stock Compensation and Employee Benefit Plans

Stock Option Plans

We sponsor several stock option plans for the benefit of officers, employees, consultants and others.

On September 23, 1998, the shareholders of Activision approved the Activision 1998 Incentive Plan, as amended (the “1998 Plan”).  The 1998 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others.  The total number of shares of common stock available for distribution under the 1998 Plan is 10,125,000.  The 1998 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 11,800 shares remaining available for grant under the 1998 Plan as of March 31, 2004.

On April 26, 1999, the Board of Directors approved the Activision 1999 Incentive Plan, as amended (the “1999 Plan”).  The 1999 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards to directors, officers, employees, consultants and others.  The total number of shares of common stock available for distribution under the 1999 Plan is 16,875,000.  The 1999 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 50,400 shares remaining available for grant under the 1999 Plan as of March 31, 2004.

On August 23, 2001, the shareholders of Activision approved the Activision 2001 Incentive Plan, as amended (the “2001 Plan”).  The 2001 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others.  The total number of shares of common stock available for distribution under the 2001 Plan is 5,062,500.  The 2001 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 100,000 shares remaining available for grant under the 2001 Plan as of March 31, 2004.

On April 4, 2002, the Board of Directors approved the Activision 2002 Incentive Plan (the “2002 Plan”).  The 2002 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards to officers (other than executive officers), employees, consultants, advisors and others.  The 2002 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2002 Plan is 9,787,500.  There were approximately 2,032,100 shares remaining available for grant under the 2002 Plan as of March 31, 2004.

On September 19, 2002, the shareholders of Activision approved the Activision 2002 Executive Incentive Plan (the “2002 Executive Plan”).  The 2002 Executive Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards to officers, employees, directors, consultants and advisors.  The total number of shares of common stock available for distribution under the 2002 Executive Plan is 5,625,000.  The 2002 Executive Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 248,600 shares remaining available for grant under the 2002 Executive Plan as of March 31, 2004.

On December 16, 2002, the Board of Directors approved the Activision 2002 Studio Employee Retention Incentive Plan, as amended (the “2002 Studio Plan”).  The 2002 Studio Plan permits the granting of “Awards” in the form of non-qualified stock options and restricted stock awards to key studio employees (other than executive officers) of Activision, our subsidiaries and affiliates and to contractors and others.  The 2002 Studio Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2002 Studio Plan is 3,375,000.  There were approximately 62,300 shares remaining available for grant under the 2002 Studio Plan as of March 31, 2004.

On April 29, 2003, our Board of Directors approved the Activision 2003 Incentive Plan (the “2003 Plan”).  The 2003 Plan permits the granting of “Awards” in the form of non-qualified stock options, SARs, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others.  The 2003 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2003 Plan is 13,500,000.  There were approximately 13,353,800 shares remaining available for grant under the 2003 Plan as of March 31, 2004.

The exercise price for Awards issued under the 1998 Plan, 1999 Plan, 2001 Plan, 2002 Plan, 2002 Executive Plan, 2002 Studio Plan and 2003 Plan (collectively, the “Plans”) is determined at the discretion of the Board of Directors (or the Compensation Committee of the Board of Directors, which administers the Plans), and for ISOs, is not to be less than the fair market value of our common stock at the date of grant, or in the case of non-qualified options, must exceed or be equal to 85% of the fair market value of our common stock at the date of grant.  Options typically become exercisable in installments over a period not to exceed seven years and must be exercised within 10 years of the date of grant.  However, certain options granted to executives vest immediately.  Historically, stock options have been granted with exercise prices equal to or greater than the fair market value at the date of grant.

Other Employee Stock Options

In connection with prior employment agreements between Activision and Robert A. Kotick, Activision’s Chairman and Chief Executive Officer, and Brian G. Kelly, Activision’s Co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase common stock.  The Board of Directors approved the granting of these options.  Relating to such grants, as of March 31, 2004, approximately 7,816,400 shares were outstanding with a weighted average exercise price of $2.81.

We additionally have approximately 209,500 options outstanding to employees as of March 31, 2004, with a weighted average exercise price of $6.19.  The Board of Directors approved the granting of these options.  Such options have terms similar to those options granted under the Plans.

Director Warrants

During the fiscal year ended March 31, 1997, we issued warrants to purchase 135,000 shares of our common stock, at exercise prices ranging from $3.50 to $4.11 to two of our outside directors in connection with their election to the Board.  Such warrants vested 25% on the first anniversary of the date of grant, and 12.5% each six months thereafter and expire within 10 years from the date of grant.  Relating to such warrants, as of March 31, 2004, approximately 67,500 shares with a weighted average exercise price of $4.01 were outstanding.

Employee Stock Purchase Plans

On July 22, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan for eligible domestic employees.  The shareholders of Activision subsequently approved the 2002 Employee Stock Purchase Plan on September 19, 2002.  Then, on February 11, 2003, the Board of Directors approved the 2002 Employee Stock Purchase Plan For International Employees. The primary terms of the 2002 Employee Stock Purchase Plan and the 2002 Employee Stock Purchase Plan For International Employees (collectively the “2002 Purchase Plans”) are the same.  Under the 2002 Purchase Plans, up to 1,125,000 shares of our common stock may be purchased by eligible employees during two overlapping, twelve-month offering periods that commence each April 1 and October 1 (the “Offering Period”).  At any point in time, employees may participate in only one Offering Period.  The first day of each Offering Period is referred to as the “Offering Date.”  Common stock is purchased by 2002 Purchase Plans participants at 85% of the lesser of fair market value on the Offering Date for the Offering Period that includes the common stock purchase date or the fair market value on the common stock purchase date.  Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period, limited to a maximum of 11,250 common shares per common stock purchase date.  During the year ended March 31, 2004, employees purchased approximately 242,300, 60,000 and 255,300 shares at a price of $5.48, $7.06 and $5.48 per share, respectively, within the 2002 Purchase Plans’ Offering Periods.

Prior to the 2002 Purchase Plans, we had an employee stock purchase plan for all eligible domestic employees (the “Prior Purchase Plan”).  Under the Prior Purchase Plan, shares of our common stock could be purchased at six-month intervals at 85% of the lower of the fair market value on the first or last day of each six-month period.  Employees could purchase shares having a value not exceeding 10% of their gross compensation during each six-month period.  Employees purchased approximately 114,750 and 209,250 shares at a price of $9.47 and $5.57 per share during the six months ended September 30, 2002 and March 31, 2003, respectively.  The Prior Purchase Plan expired on March 31, 2003.

Activity of Employee and Director Options and Warrants

Activity of all employee and director options and warrants during the last three fiscal years was as follows (amounts in thousands, except weighted average exercise price amounts):

	2004		2003		2002
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price

Outstanding at beginning of year	36,710	$6.35	28,943	$4.17	40,311	$2.87
Granted	6,795	7.22	14,423	9.48	9,246	7.25
Exercised	(4,585)	4.87	(5,675)	3.22	(19,533)	2.99
Forfeited	(2,282)	8.07	(981)	5.77	(1,081)	3.27

Outstanding at end of year	36,638	$6.59	36,710	$6.35	28,943	$4.17

Exercisable at end of year	19,600	$5.26	17,244	$4.29	14,252	$3.67

For the years ended March 31, 2004, 2003 and 2002, all options were granted at an exercise price equal to the fair market value on the date of grant.

The following tables summarize information about all employee and director stock options and warrants outstanding as of March 31, 2004 (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Shares	Remaining Wtd Avg Contractual Life (in years)	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price

Range of exercise prices:
$1.41 to $2.81	3,048	6.08	$1.88	2,784	$1.87
$2.93 to $3.11	6,205	5.00	3.11	6,119	3.11
$3.13 to $6.01	7,001	6.37	4.89	3,116	3.95
$6.08 to $6.29	5,363	7.45	6.25	3,018	6.23
$6.30 to $7.85	4,277	8.44	7.19	1,129	7.36
$7.94 to $10.20	5,270	8.50	9.79	985	9.77
$10.30 to $12.27	4,783	8.11	11.97	2,285	12.07
$12.29 to $14.23	666	8.68	13.36	157	13.35
$14.46 to $14.46	18	8.14	14.46	5	14.46
$14.77 to $14.77	7	8.18	14.77	2	14.77
	36,638	7.09	$6.59	19,600	$5.26

Non-Employee Warrants

In prior years, we have granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property.  The warrants generally vest upon grant and are exercisable over the term of the warrant.  The exercise price of third-party warrants is generally greater than or equal to the fair market value of our common stock at the date of grant.  No third-party warrants were granted during the year ended March 31, 2004.  As of March 31, 2004, 1,539,000 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $9.50 per share.  During the year ended March 31, 2003, we granted warrants to a third party to purchase 337,500 shares of our common stock at an exercise price of $13.22 per share in connection with, and as partial consideration for, a license agreement that allows us to utilize intellectual property owned by the third party in conjunction with an Activision product. The warrants vested upon grant and have a three-year term. The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk-free rate of 4.18%, a volatility factor of 70% and expected term as noted above. The per share weighted average estimated fair value of the third-party warrants granted during the year ended March 31, 2003 was $6.47 per share.  As of March 31, 2003, 1,984,500 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $6.25 per share.  No third-party warrants were granted during the year ended March 31, 2002.  As of March 31, 2002, 1,747,500 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $7.81 per share.

In accordance with EITF 96-18, we measure the fair value of the securities on the measurement date.  The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized.  Additionally, as more fully described in Note 1, the recoverability of capitalized software development costs and intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense.  In connection with the evaluation of capitalized software development costs and intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense.  For the years ended March 31, 2004, 2003 and 2002, $0.2 million, $3.6 million and $1.1 million, respectively, was amortized and included in cost of sales - software royalties and amortization and/or cost of sales - intellectual property licenses.

Employee Retirement Plan

We have a retirement plan covering substantially all of our eligible employees.  The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code.  Under the plan, employees may defer up to 15% of their pre-tax salary, but not more than statutory limits.  Effective January 1, 2003, we contribute 20% of each dollar contributed by a participant.  Prior to January 1, 2003, we contributed 5% of each dollar contributed by a participant.  Our matching contributions to the plan were approximately $700,000, $320,000, and $82,000 during the years ended March 31, 2004, 2003 and 2002, respectively.

16.      Capital Transactions

Buyback Program

During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management, from time to time and within certain guidelines, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

Under the buyback program, we repurchased approximately 1.9 million shares of our common stock for $12.4 million and 16.2 million shares our common stock for $101.4 million, during the years ended March 31, 2004 and 2003, respectively.  In addition, approximately 1.7 million shares of common stock were acquired in the year ended March 31, 2004 as a result of the settlement of $10.0 million of structured stock repurchase transactions entered into in fiscal 2003.  Structured stock repurchase transactions are settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we either have our capital investment returned with a premium or receive shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.  These transactions are recorded in shareholders’ equity in the accompanying consolidated balance sheets.  As of March 31, 2004, we had approximately $226.2 million available for utilization under the buyback program and no outstanding structured stock repurchase transactions.  In any period, cash provided by or used in financing activities related to common stock repurchase transactions may differ from the comparable change in shareholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

Shelf Registrations

In August 2003, we filed with the Securities and Exchange Commission two amended shelf registration statements, including the base prospectuses therein. The first shelf registration statement, on Form S-3, allows us, at any time, to offer any combination of securities described in the base prospectus in one or more offerings with an aggregate initial offering price of up to $500,000,000.  Unless we state otherwise in the applicable prospectus supplement, we expect to use the net proceeds from the sale of the securities for general corporate purposes, including capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions and other business combinations. We may invest funds that we do not immediately require in marketable securities.

The second shelf registration statement, on Form S-4, allows us, at any time, to offer any combination of securities described in the base prospectus in one or more offerings with an aggregate initial offering price of up to $250,000,000 in connection with our acquisition of the assets, business or securities of other companies whether by purchase, merger, or any other form of business combination.

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

17.                 Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2003	$(3,568)	$134	$(3,434)
Comprehensive income (loss)	13,432	(37)	13,395

Balance, March 31, 2004	$9,864	$97	$9,961

The amounts above are shown net of taxes.  The income taxes related to other comprehensive income were not significant, as income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

18.                 Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information are as follows (amounts in thousands):

	Year ended March 31,
	2004	2003	2002

Non-cash investing and financing activities:
Conversion of convertible subordinated notes, net of conversion costs	$—	$—	$58,651
Subsidiaries acquired with common stock	3,246	10,861	25,481
Issuance of options and common stock warrants	—	2,184	3,217
Stock offering costs	—	781	—
Change in unrealized appreciation on short-term investments	(37)	134	—

Supplemental cash flow information:
Cash paid for income taxes	$10,463	$5,491	$3,041
Cash paid (received) for interest, net	(6,213)	(7,804)	(2,942)

19.                 Quarterly Financial and Market Information (Unaudited)

	Quarter ended				Year
(Amounts in thousands, except per share data)	June 30	Sept 30	Dec 31	Mar 31	ended

Fiscal 2004:
Net revenues	$158,725	$117,523	$508,511	$162,897	$947,656
Operating income (loss)	5,146	(16,933)	116,961	4,643	109,817
Net income (loss)	4,163	(10,093)	76,981	6,664	77,715
Basic earnings (loss) per share	0.03	(0.08)	0.58	0.05	0.58
Diluted earnings (loss) per share	0.03	(0.08)	0.53	0.04	0.54

Common stock price per share:
High	8.99	9.58	12.73	16.17	16.17
Low	6.01	7.23	7.71	11.38	6.01

Fiscal 2003:
Net revenues	$191,258	$169,172	$378,685	$125,001	$864,116
Operating income (loss)	31,196	11,334	66,761	(14,444)	94,847
Net income (loss)	20,704	9,086	44,347	(7,957)	66,180
Basic earnings (loss) per share	0.15	0.06	0.30	(0.06)	0.46
Diluted earnings (loss) per share	0.14	0.06	0.28	(0.06)	0.43

Common stock price per share:
High	15.60	14.02	10.61	7.00	15.60
Low	11.70	9.91	5.42	5.79	5.42

SCHEDULE II

ACTIVISION, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Additions(A)	Deductions(B)	Balance at End of Period
Year ended March 31, 2004

Allowance for sales returns and price protection	$52,597	$111,440	$(119,499)	$44,538

Allowance for doubtful accounts	4,759	(1,705)	(563)	2,491

Deferred tax valuation allowance	27,606	5,101	(13,850)	18,857

Year ended March 31, 2003

Allowance for sales returns and price protection	39,213	119,674	(106,290)	52,597

Allowance for doubtful accounts	2,806	2,298	(345)	4,759

Deferred tax valuation allowance	30,479	2,568	(5,441)	27,606

Year ended March 31, 2002

Allowance for sales returns and price protection	25,075	89,423	(75,285)	39,213

Allowance for doubtful accounts	3,386	2,681	(3,261)	2,806

Deferred tax valuation allowance	9,895	20,584	—	30,479

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

3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of Activision’s Form 8-K, filed June 16, 2000).

3.2	Amended and Restated Bylaws dated August 1, 2000 (incorporated by reference to Exhibit 3.2 of Activision’s Form 8-K, filed July 11, 2001).

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

3.6

Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision dated as of December 29, 2003 (incorporated by reference to Exhibit 3.6 of Activision’s Form 10-Q for the quarter ended December 31, 2003).

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

10.1	Activision, Inc. 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-K for the year ended March 31, 2002).

10.2	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended December 31, 2001).

10.3	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.4	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.5	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2003).

10.6	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Appendix I of Activision’s 2002 Definitive Proxy Statement on Schedule 14A, filed June 29, 2002).

10.7	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.8	Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June, 30, 2003).

10.9	Activision, Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Appendix II of Activision’s 2002 Definitive Proxy Statement on Schedule 14A, filed June 29, 2002).

10.10	Activision, Inc. 2002 Employee Stock Purchase Plan for International Employees (incorporated by reference to Exhibit 5.1 of Activision’s Registration Statement on Form S-8, filed February 19, 2003).

10.11	Activision, Inc. Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-36272 filed May 4, 2000).

10.12

Amendment I dated July 22, 2002 to employment agreement dated May 22, 2000, between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2002).

10.13

Amended and restated employment agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2000).

10.14	Stock option agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.15	Employment agreement dated April 1, 2002 between Activision and William J. Chardavoyne (incorporated by reference to Exhibit 10.12 of Activision’s Form 10-K for the year ended March 31, 2002).

10.16	Employment agreement dated November 20, 2002 between Activision and George Rose (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.17

Service Agreement dated March 1, 2002 between Combined Distribution (Holdings) Limited and Richard Andrew Steele (incorporated by reference to Exhibit 10.14 of Activision’s Form 10-K for the year ended March 31, 2002).

10.18	Employment agreement dated April 1, 2002 between Activision and Michael Rowe (incorporated by reference to Exhibit 10.15 of Activision’s Form 10-K for the year ended March 31, 2002).

10.19	Employment agreement dated November 6, 2003 between Activision and Kathy Vrabeck (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2003).

10.20	Employment Agreement dated July 22, 2002 between Ronald Doornink and Activision (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

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

10.23	Stock option agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.24

Confidential License Agreement for Nintendo Gamecube (Western Hemisphere), dated as of November 9, 2001, between Nintendo of America Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.25

License Agreement for the Nintendo Gamecube System (EEA), dated as of June 5, 2002, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.2 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.26

Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of May 10, 2001, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.27

Confidential License Agreement for the Game Boy Advance Video Game System (EEA, Australia and New Zealand), dated as of September 14, 2001, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.4 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.28	Microsoft Corporation Xbox Publisher License Agreement, dated as of July 18, 2001, between Microsoft Corporation and Activision Publishing, Inc.

(incorporated by reference to Exhibit 10.5 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.29

Amendment to Microsoft Corporation Xbox Publisher License Agreement, dated as of April 19, 2002, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.30

Xbox Live Distribution Amendment to the Xbox Publisher Licensing Agreement, dated as of October 28, 2002, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.7 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.31

Licensed Publisher Agreement, dated as of July 13, 2002, between Sony Computer Entertainment America Inc. and Activision, Inc. (“Playstation license”) (incorporated by reference to Exhibit 10.8 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.32

Amendment to Licensed Publisher Agreement, dated as of April 1, 2000, between Sony Computer Entertainment America Inc. and Activision, Inc. (“Playstation2 license”) (incorporated by reference to Exhibit 10.9 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.33

Playstation2 Licensed Publisher Agreement, dated as of March 23, 2001, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.10 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

14.1	Code of Ethics for Senior Financial Officers.

21.1	Principal subsidiaries of Activision.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Robert A. Kotick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald Doornink pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of William J. Chardavoyne pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald Doornink pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of William J. Chardavoyne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

1.1

We filed a Form 8-K on January 28, 2004, reporting under “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition” issuing a press release announcing our third quarter fiscal 2004 financial results.

1.2

We filed a Form 8-K on February 13, 2004, reporting under “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 9.  Regulation FD Disclosure” issuing a press release announcing a three-for-two split of our outstanding common shares.

1.3

We filed a Form 8-K on March 8, 2004, reporting under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” regarding the filing of a lawsuit against Activision by the Construction Industry Carpenters Joint Pension Trust for Southern Nevada.

1.4

We filed a Form 8-K on March 25, 2004, reporting under “Item 7.  Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 9.  Regulation FD Disclosure” issuing a press release announcing revised revenue and earnings guidance for the fourth quarter of fiscal year 2004 and for the full 2004 fiscal year.