Form 10-Q
period 2004-06-30
ACTIVISION INC /NY
filed 2004-08-03
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

The number of shares of the registrant’s Common Stock outstanding as of July 26, 2004 was 138,392,458.

ACTIVISION, INC. AND SUBSIDIARIES

Part I.  Financial Information.

Item 1.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	March 31, 2004
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$339,735	$466,552
Short-term investments	199,411	121,097
Accounts receivable, net of allowances of $48,279 and $47,028 at June 30, 2004 and March 31, 2004, respectively	123,048	62,577
Inventories	39,635	26,427
Software development	75,696	58,320
Intellectual property licenses	15,159	32,115
Deferred income taxes	23,497	26,127
Other current assets	21,184	18,660

Total current assets	837,365	811,875

Software development	21,660	28,386
Intellectual property licenses	17,630	16,380
Property and equipment, net	24,841	25,539
Deferred income taxes	6,666	9,064
Other assets	1,243	1,080
Goodwill	76,436	76,493

Total assets	$985,841	$968,817

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$75,558	$72,874
Accrued expenses	56,534	63,205

Total current liabilities	132,092	136,079

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at June 30, 2004 and March 31, 2004	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at June 30, 2004 and March 31, 2004	—	—
Common stock, $.000001 par value, 225,000,000 shares authorized, 167,809,185 and 166,876,567 shares issued and 138,263,860 and 137,331,242 shares outstanding at June 30, 2004 and March 31, 2004, respectively	—	—
Additional paid-in capital	770,257	758,626
Retained earnings	220,236	208,279
Less: Treasury stock, at cost, 29,545,325 shares at June 30, 2004 and March 31, 2004	(144,128)	(144,128)
Accumulated other comprehensive income	7,384	9,961

Total shareholders’ equity	853,749	832,738

Total liabilities and shareholders’ equity	$985,841	$968,817

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,
	2004	2003

Net revenues	$211,276	$158,725

Costs and expenses:
Cost of sales – product costs	89,088	76,610
Cost of sales – software royalties and amortization	12,283	15,498
Cost of sales – intellectual property licenses	17,648	10,143
Product development	21,105	13,580
Sales and marketing	41,734	26,285
General and administrative	13,685	11,463

Total costs and expenses	195,543	153,579

Operating income	15,733	5,146

Investment income, net	2,112	1,257

Income before income tax provision	17,845	6,403

Income tax provision	5,888	2,240

Net income	$11,957	$4,163

Basic earnings per share	$0.09	$0.03

Weighted average common shares outstanding	137,765	132,069

Diluted earnings per share	$0.08	$0.03

Weighted average common shares outstanding assuming dilution	153,407	140,655

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,957	$4,163
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	5,028	1,441
Depreciation and amortization	2,579	2,251
Amortization of capitalized software development costs and intellectual property licenses	31,750	19,045
Tax benefit of stock options	3,597	512
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(60,471)	(17,406)
Inventories	(13,208)	(5,530)
Software development and intellectual property licenses	(26,694)	(28,244)
Other assets	(2,687)	(3,102)
Accounts payable	2,684	5,738
Accrued expenses and other liabilities	(6,671)	(2,566)

Net cash (used in) operating activities	(52,136)	(23,698)

Cash flows from investing activities:
Capital expenditures	(1,881)	(5,671)
Purchases of short-term investments	(95,493)	(24,500)
Proceeds from sales and maturities of short-term investments	15,962	46,930

Net cash provided by (used in) investing activities	(81,412)	16,759

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	8,034	1,423
Other borrowings, net	—	(2,818)
Purchase of structured stock repurchase transactions	—	(36,420)
Settlement of structured stock repurchase transactions	—	65,903
Purchase of treasury stock	—	(18,814)

Net cash provided by financing activities	8,034	9,274

Effect of exchange rate changes on cash	(1,303)	2,944

Net increase (decrease) in cash and cash equivalents	(126,817)	5,279

Cash and cash equivalents at beginning of period	466,552	285,554

Cash and cash equivalents at end of period	$339,735	$290,833

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2004
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive	Shareholders’
	Shares	Amounts	Capital	Earnings	Shares	Amounts	Income (Loss)	Equity

Balance, March 31, 2004	166,877	$—	$758,626	$208,279	(29,546)	$(144,128)	$9,961	$832,738
Components of comprehensive income:
Net income	—	—	—	11,957	—	—	—	11,957
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(1,217)	(1,217)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,360)	(1,360)
Total comprehensive income								9,380
Issuance of common stock pursuant to employee stock option and stock purchase plans	933	—	8,034	—	—	—	—	8,034
Tax benefit attributable to employee stock options	—	—	3,597	—	—	—	—	3,597

Balance, June 30, 2004	167,810	$—	$770,257	$220,236	(29,546)	$(144,128)	$7,384	$853,749

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2004

1.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries (“Activision” or “we”).  The information furnished is unaudited and consists of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented.  The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the Securities and Exchange Commission (“SEC”).

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

Revenue Recognition

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  Certain products are sold to customers with a street date (the date that products are made widely available by retailers).  For these products we recognize revenue on the street date.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.  Revenue recognition also determines the timing of certain expenses, including cost of sales – intellectual property licenses and cost of sales – software royalties and amortization.

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123 “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date.  Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price.  At June 30, 2004, we had several stock-based employee compensation plans, which are described more fully in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2004 filed with the SEC. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share data):

	Three months ended June 30,
	2004	2003
Net income, as reported	$11,957	$4,163
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,866)	(5,535)

Pro forma net income (loss)	$7,091	$(1,372)

Earnings (loss) per share
Basic - as reported	$0.09	$0.03
Basic - pro forma	$0.05	$(0.01)

Diluted - as reported	$0.08	$0.03
Diluted - pro forma	$0.05	$(0.01)

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.  We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating expected stock price volatility.  For options granted during the three months ended June 30, 2004 and 2003, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility of 48%.  For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.

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

The following table summarizes our investments in securities as of June 30, 2004 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$93,570	$—	$—	$93,570
Money market funds	49,754	—	—	49,754
Auction rate notes	196,411	—	—	196,411

Cash and cash equivalents	339,735	—	—	339,735

Short-term investments:
Corporate bonds	21,147	—	(108)	21,039
Taxable senior debt	17,019	2	—	17,021
U.S. agency issues	141,652	1	(996)	140,657
Asset-backed securities	17,712	30	(49)	17,693
Municipal bonds	3,001	—	—	3,001

Short-term investments	200,531	33	(1,153)	199,411

Cash, cash equivalents and short-term investments	$540,266	$33	$(1,153)	$539,146

The following table summarizes the maturities of our investments in debt securities as of June 30, 2004 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$292,277	$291,933
Due after one year through two years	86,953	86,196
	379,230	378,129
Asset-backed securities	17,712	17,693

Total	$396,942	$395,822

For the three months ended June 30, 2004, there were no gross realized gains and no gross realized losses.  For the three months ended June 30, 2003, net realized gains on short-term investments consisted of no gross realized gains and $4,000 of gross realized losses.

5.     Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Our inventories consist of the following (amounts in thousands):

	June 30, 2004	March 31, 2004
Purchased parts and components	$4,073	$392
Finished goods	35,562	26,035

	$39,635	$26,427

6.     Goodwill

The changes in the carrying amount of goodwill for the three months ended June 30, 2004 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2004	$70,898	$5,595	$76,493
Effect of foreign currency exchange rates	—	(57)	(57)

Balance as of June 30, 2004	$70,898	$5,538	$76,436

7.     Income Taxes

The income tax provision of $5.9 million for the three months ended June 30, 2004 reflects our effective income tax rate of 33%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.  The income tax provision of $2.2 million for the three months ended June 30, 2003 reflects our effective income tax rate of approximately 35%.  State taxes, offset by research and development tax credits and the impact of foreign tax rate differentials, resulted in an effective income tax rate equal to our statutory rate of 35% for the three months ended June 30, 2003.

8.     Software Development Costs and Intellectual Property Licenses

As of June 30, 2004, capitalized software development costs included $37.2 million of internally developed software costs and $60.2 million of payments made to third-party software developers.  As of March 31, 2004, capitalized software development costs included $35.3 million of internally developed software costs and $51.5 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $32.8 million and $48.5 million as of June 30, 2004 and March 31, 2004, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses were $31.8 million and $19.0 million for the three months ended June 30, 2004 and 2003, respectively.

9.     Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income

The components of comprehensive income for the three months ended June 30, 2004 and 2003 were as follows (amounts in thousands):

	Three months ended June 30,
	2004	2003

Net income	$11,957	$4,163

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,360)	3,725
Unrealized depreciation on short-term investments	(1,217)	(24)

Other comprehensive income (loss)	(2,577)	3,701

Comprehensive income	$9,380	$7,864

Accumulated Other Comprehensive Income (Loss)

For the three months ended June 30, 2004, the components of accumulated other comprehensive income were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2004	$9,864	$97	$9,961
Other comprehensive loss	(1,360)	(1,217)	(2,577)

Balance, June 30, 2004	$8,504	$(1,120)	$7,384

The income tax benefit related to other comprehensive loss was not significant.

10.  Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended June 30,
	2004	2003
Interest expense	$(88)	$(195)
Interest income	2,200	1,456
Net realized loss on investments	—	(4)

Investment income, net	$2,112	$1,257

11.  Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Three months ended June 30,
	2004	2003
Non-cash investing and financing activities:
Change in unrealized depreciation on short-term investments	$1,217	$24

Supplemental cash flow information:
Cash paid for income taxes	$2,621	$3,349
Cash paid (received) for interest, net	(2,015)	(1,743)

12.  Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with certain third-party publishers.  In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  We conduct our international publishing activities through offices in the United

Kingdom, Germany, France, Italy, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries.

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

The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2004.  Revenue derived from sales between segments is eliminated in consolidation.

Information on the reportable segments for the three months ended June 30, 2004 and 2003 is as follows (amounts in thousands):

	Three months ended June 30, 2004
	Publishing	Distribution	Total

Total segment revenues	$161,652	$49,624	$211,276
Revenues from sales between segments	(8,324)	8,324	—

Revenues from external customers	$153,328	$57,948	$211,276

Operating income (loss)	$15,894	$(161)	$15,733

Total assets	$880,041	$105,800	$985,841

	Three months ended June 30, 2003
	Publishing	Distribution	Total

Total segment revenues	$114,405	$44,320	$158,725
Revenues from sales between segments	(9,670)	9,670	—

Revenues from external customers	$104,735	$53,990	$158,725

Operating income (loss)	$5,170	$(24)	$5,146

Total assets	$643,200	$87,557	$730,757

Geographic information for the three months ended June 30, 2004 and 2003 is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended June 30,
	2004	2003

United States	$125,191	$82,739
Europe	78,101	72,740
Other	7,984	3,246

Total	$211,276	$158,725

Revenues by platform were as follows (amounts in thousands):

	Three months ended June 30,
	2004	2003

Console	$158,321	$123,826
Hand-held	22,085	7,508
PC	30,870	27,391

Total	$211,276	$158,725

As of and for the three months ended June 30, 2004, we had one customer that accounted for 26% of consolidated net revenues and 33% of consolidated accounts receivable, net.  As of and for the three months ended June 30, 2003 we had one customer that accounted for 16% of consolidated net revenues and 29% of consolidated accounts receivable, net.  This customer was the same customer in both periods and was a customer of both our publishing and distribution businesses.

13.  Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended June 30,
	2004	2003

Numerator:
Numerator for basic and diluted earnings per share - income available to common shareholders	$11,957	$4,163

Denominator:
Denominator for basic earnings per share-weighted average common shares outstanding	137,765	132,069

Effect of dilutive securities:
Employee stock options and stock purchase plan	14,939	8,139
Warrants to purchase common stock	703	447

Potential dilutive common shares	15,642	8,586

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	153,407	140,655

Basic earnings per share	$0.09	$0.03

Diluted earnings per share	$0.08	$0.03

Options to purchase 63,700 shares of common stock at exercise prices ranging from $15.53 to $16.66 and options to purchase 12,963,024 shares of common stock at exercise prices ranging from $7.23 to $14.77 were outstanding for the three months ended June 30, 2004 and 2003, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

14.  Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the United Kingdom (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provides Centresoft with the ability to borrow up to Great Britain Pounds (“GBP”) 8.0 million ($14.5 million), including issuing letters of credit, on a revolving basis as of June 30, 2004. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary as of June 30, 2004.  The UK Facility bore interest at LIBOR plus 2.0% as of June 30, 2004, is collateralized by substantially all of the assets of the subsidiary and expires in November 2005.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of June 30, 2004, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of June 30, 2004.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of June 30, 2004, bore interest at a

Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding under the German Facility as of June 30, 2004.

Developer and Intellectual Property Contracts

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of June 30, 2004 is approximately $85.9 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,

2005	$54,652
2006	17,752
2007	8,595
2008	1,895
2009 and thereafter	3,020

Total	$85,914

The commitment schedule above excludes approximately $9.3 million of commitments originally scheduled to be paid between fiscal 2004 through fiscal 2007 relating to an intellectual property rights agreement with a third party.  Effective June 30, 2003, we terminated the agreement and filed a breach of contract suit against the third party.

Marketing Commitments

In connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum marketing commitment for contracts in place as of June 30, 2004 is approximately $49.9 million, which is scheduled to be paid as follows (amounts in thousands):

Fiscal Year ending March 31,

2005	$23,350
2006	11,500
2007	10,000
2008	5,000

Total	$49,850

Lease Obligations

We lease certain of our facilities under non-cancelable operating lease agreements.  Total future minimum lease commitments as of June 30, 2004 are as follows (amounts in thousands):

Fiscal Year ending March 31,

2005	$7,353
2006	8,561
2007	8,013
2008	4,748
2009	3,701
Thereafter	16,547

Total	$48,923

Legal and Regulatory Proceedings

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors.  The complaint, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that our revenues and assets were overstated during the period between February 1, 2001 and December 17, 2002, was filed in the United States District Court, Central District of California by the Construction Industry and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  Five additional purported class actions have subsequently been filed by Gianni Angeloni, Christopher Hinton, Stephen Anish, the Alaska Electrical Pension Fund, and Joseph A. Romans asserting similar claims.  Five of the six actions have been transferred to the same court where the first-filed complaint was pending.  In addition, on March 12, 2004, a shareholder derivative lawsuit was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  That complaint was filed in Superior Court for the County of Los Angeles.  We strongly deny these allegations and will vigorously defend these cases.

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

In addition, we are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims and collection matters.  In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

During the three months ended June 30, 2004, we did not repurchase any of our common stock or enter into any structured stock repurchase transactions.  As of June 30, 2004, we had no outstanding structured stock repurchase transactions.

16.  Related Parties

In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years.  For the three months ended June 30, 2004 and 2003, the fees we paid to the law firm were an insignificant portion of the firm’s total revenues.  We believe that the fees charged to us by the law firm are competitive with the fees charged by other law firms.

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

Our products cover game categories such as action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  Our target customer base ranges from game enthusiasts and children to mass-market consumers and “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”) hand-held device and the personal computer (“PC”).  The installed base for this current-generation of hardware platforms is significant and growing.  We believe recent price cuts in calendar 2004 on the Xbox and PS2 hardware should continue to drive the growth of the installed base of these two platforms.  We also expect the installed base of the other current-generation platforms to continue to grow.  In addition, Sony announced that it would be entering the hand-held hardware market with the introduction of its hand-held gaming device, PlayStation Portable (“PSP”).  PSP is currently expected to be released in the United States toward the end of the first quarter of calendar 2005.  Nintendo has also announced that it plans to launch a new dual-screened, portable game system, Nintendo Dual Screen (“NDS”), before the end of calendar 2004.  We are currently developing titles for the PSP and the NDS with the objective of having one or more titles at launch for each of these platforms.  We are also planning to develop titles for the next-generation console systems expected to be developed by Sony, Microsoft and Nintendo for release within the next one to three years.  Though there are still many unknowns relating to these new platforms, our aim is to have a significant presence at the launch of each new platform while being careful not to move away too quickly from the current-generation platforms given their large and growing installed base.

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

A number of our fiscal 2005 “big propositions” will include well-established brands, which are backed by high profile intellectual property and/or highly anticipated motion picture releases.  Examples of these brands are our superheroes and skateboarding brands.  We have a long-term relationship with Marvel Enterprises through an exclusive licensing agreement that expires in 2009.  This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man, X-MEN, Fantastic Four and Iron Man.  Through our long-term relationship with Spider-Man Merchandising, LLP, in the first quarter of fiscal 2005 we released the video game Spider-Man 2, the sequel to the highly successful Spider-Man: The Movie.  The video game release of Spider-Man 2 coincided with the “Spider-Man 2” theatrical release in June 2004.  Also, under our licensing agreement with Spider-Man Merchandising, LLP, we will be developing and publishing video games based on Columbia Pictures/Marvel Enterprises, Inc.’s upcoming feature film “Spider-Man 3,” which is expected to be released in May 2007.  In addition, we have an exclusive licensing agreement with professional skateboarder Tony Hawk that continues until 2015.  The agreement grants us exclusive rights to develop and publish video games using Tony Hawk’s name and his likeness.  Through fiscal 2004, we released five successful titles in the Tony Hawk franchise with cumulative net revenues of over $800 million, including the most recent, Tony Hawk’s Underground, which was released in the third quarter of fiscal 2004.  We will continue to promote our skateboarding franchise with the release in fiscal 2005 of the sequel to the very successful Tony Hawk’s Underground.

We also continue to develop new intellectual properties such as True Crime: Streets of L.A. and Call of Duty, which were originally released in the third quarter of fiscal 2004.  These highly successful titles were both ranked by third-party sales tracking agencies as among the top-five selling games for the holiday season.  We expect to develop a variety of games on multiple platforms based on these two new original properties and hope to establish them as a source of recurring revenues.  For example, in fiscal 2005, we are scheduled to release Call of Duty:  Finest Hour which will be released on multiple console platforms.

We will also continue to evaluate emerging brands that we believe have potential to become successful game franchises.  For example, we have a multi-year, multi-property, publishing agreement with DreamWorks SKG that grants us the exclusive rights to publish video games based on DreamWorks SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, as well as upcoming computer-animated films, “Shark Tale,” which is scheduled to be released in the second quarter of fiscal 2005, “Madagascar” and “Over the Hedge,” and their sequels.  We also have an exclusive licensing agreement to develop and publish video games for the best-selling children’s book series, “Lemony Snicket’s A Series of Unfortunate Events” which is being developed as a feature film by Paramount Pictures, Nickelodeon Movies and DreamWorks SKG.

In addition to acquiring or creating high profile intellectual property, we have also continued our focus on establishing and maintaining relationships with talented and experienced software development teams.  We have strengthened our internal development capabilities through the acquisition in prior fiscal years of a number of development companies with talented and experienced teams.  We have development agreements with other top-level, third-party developers such as id Software, Valve Corporation, Spark Unlimited, Lionhead Studios and The Creative Assembly.

We are utilizing these developer relationships, new intellectual property acquisitions, new original intellectual property creations and our existing library of intellectual property to further focus our game development on product lines that will deliver significant, lasting and recurring revenues and operating profits.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2004 filed with the SEC.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition.  We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  Certain products are sold to customers with a street date (the date that products are made widely available for sale by retailers).  For these products we recognize revenue on the street date.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to Activision with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.  Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, Activision warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs and competing titles.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Historically, total actual returns and price protection have not exceeded our allowance estimates.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.

Similarly, management must make estimates of the uncollectibility of our accounts receivable.  In estimating the allowance for doubtful accounts, we analyze the age of current outstanding account balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customers’ payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance.  Any significant changes in any of these criteria would impact management’s estimates in establishing our allowance for doubtful accounts.

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

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to cost of sales – intellectual property licenses based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized.  As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.  For intellectual property we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

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

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income (loss) by business segment (amounts in thousands):

	Three months ended June 30,
	2004		2003

Net revenues	$211,276	100%	$158,725	100%

Costs and expenses:
Cost of sales – product costs	89,088	42	76,610	48
Cost of sales – software royalties and amortization	12,283	6	15,498	10
Cost of sales – intellectual property licenses	17,648	8	10,143	6
Product development	21,105	10	13,580	9
Sales and marketing	41,734	20	26,285	17
General and administrative	13,685	7	11,463	7

Total costs and expenses	195,543	93	153,579	97

Operating income	15,733	7	5,146	3

Investment income, net	2,112	1	1,257	1

Income before income tax provision	17,845	8	6,403	4

Income tax provision	5,888	2	2,240	1

Net income	$11,957	6%	$4,163	3%

Net Revenues by Territory:
United States	$125,191	59%	$82,739	52%
Europe	78,101	37	72,740	46
Other	7,984	4	3,246	2

Total net revenues	$211,276	100%	$158,725	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$119,127	56%	$88,484	56%
Hand-held	18,430	9	4,596	3
PC	24,095	12	21,325	13
Total publishing net revenues	161,652	77	114,405	72

Distribution:
Console	39,194	18	35,342	22
Hand-held	3,655	2	2,912	2
PC	6,775	3	6,066	4
Total distribution net revenues	49,624	23	44,320	28

Total net revenues	$211,276	100%	$158,725	100%

Operating Income (Loss) by Segment:
Publishing	$15,894	7%	$5,170	3%
Distribution	(161)	—	(24)	—

Total operating income	$15,733	7%	$5,146	3%

Results of Operations – Three Months Ended June 30, 2004 and 2003

Net income for the three months ended June 30, 2004 was $12.0 million or $0.08 per diluted share, as compared to $4.2 million or $0.03 per diluted share for the three months ended June 30, 2003.

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

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months ended June 30,		Increase/ (Decrease)	Percent Change
	2004	2003
Publishing Net Revenues
North America	$125,191	$82,739	$42,452	51%
Europe	28,477	28,420	57	—%
Other	7,984	3,246	4,738	146%
Total International	36,461	31,666	4,795	15%
Total Publishing Net Revenues	161,652	114,405	47,247	41%
Distribution Net Revenues	49,624	44,320	5,304	12%
Consolidated Net Revenues	$211,276	$158,725	$52,551	33%

Consolidated net revenues increased 33% from $158.7 million for the three months ended June 30, 2003 to $211.3 million for the three months ended June 30, 2004.  This increase was generated by both our publishing and distribution businesses.  The increase in consolidated net revenue was driven by the following:

•      Strong performance of our fiscal 2005 first quarter releases of Spider-Man 2 and Shrek 2 for PS2, Xbox, GameCube, GBA and PC.  In June 2004, according to the NPD Group, a third-party sales tracking agency, Spider-Man 2 and Shrek 2 were the number one and two best selling titles in North America across all platforms.

•      Publishing console net revenues increased by 35% from $88.5 million for the three months ended June 30, 2003 to $119.1 million for the three months ended June 30, 2004.  The increase was driven by our top two releases published on four console platforms.

•      International net revenues benefited from the strong year-over-year strengthening of the Euro (“EUR”) and Great Britain Pound (“GBP”) in relation to the U.S. dollar.  We estimate that foreign exchange rates increased reported net revenue by approximately $7.2 million.  Excluding the impact of changing foreign currency rates, our international net revenue increased 4% year-over-year.

North America Publishing Net Revenue (in thousands)

June 30, 2004	% of Consolidated Net Revenue	June 30, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$125,191	59%	$82,739	52%	$42,452	51%

Domestic publishing net revenues increased 51% from $82.7 million for the three months ended June 30, 2003, to $125.2 million for the three months ended June 30, 2004.  The increase reflects the strong performance of our fiscal 2005 first quarter releases of Spider-Man 2 and Shrek 2 for the PS2, Xbox, Gamecube, GBA and PC.  We also had solid catalog sales from a number of our franchises, including Spider-Man and Call of Duty.

International Publishing Net Revenue (in thousands)

June 30, 2004	% of Consolidated Net Revenue	June 30, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$36,461	17%	$31,666	20%	$4,795	15%

International publishing net revenues increased by 15% from $31.7 million for the three months ended June 30, 2003, to $36.5 million for the three months ended June 30, 2004.  International publishing also saw strong results from our fiscal 2005 first quarter releases of Shrek 2 and, on a limited territorial release schedule, Spider-Man 2 for PS2, Xbox, GameCube, GBA and PC.  There also was a positive strengthening of the EUR and the GBP in relation to the U.S. dollar of approximately $2.4 million.  Excluding the impact of changing foreign currency rates, our international publishing net revenue increased 8% year-over-year.

Publishing Net Revenue by Platform

Publishing net revenues increased 41% from $114.4 million for the three months ended June 30, 2003 to $161.7 million for the three months ended June 30, 2004.  The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the three months ended June 30, 2004 and 2003 (in thousands):

	Quarter Ended June 30, 2004	% of Publishing Net Revs.	Quarter Ended June 30, 2003	% of Publishing Net Revs.	Increase/ (Decrease)	Percent Change
Publishing Net Revenues

PC	$24,095	15%	$21,325	19%	$2,770	13%

Console
PlayStation 2	68,704	42%	42,453	37%	26,251	62%
Microsoft Xbox	25,836	16%	35,148	31%	(9,312)	(26)%
Nintendo GameCube	23,752	15%	6,226	5%	17,526	281%
Other	835	1%	4,657	4%	(3,822)	(82)%

Total Console	119,127	74%	88,484	77%	30,643	35%

Hand-held

Game Boy Advance	18,430	11%	4,596	4%	13,834	301%

Total Publishing Net Revenues	$161,652	100%	$114,405	100%	$47,247	41%

Personal Computer Net Revenue (in thousands)

June 30, 2004	% of Publishing Net Revenue	June 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$24,095	15%	$21,325	19%	$2,770	13%

Net revenue from sales of titles for the PC increased 13% from $21.3 million for the three months ended June 30, 2003 to $24.1 million for the three months ended June 30, 2004.  Our new release titles performed very well in both the domestic and international markets.  In addition, the number of premium PC titles released in the first quarter of fiscal 2005 increased to 3 titles from 1 PC title released in the first quarter of fiscal 2004.  We expect fiscal 2005 PC publishing net revenues to continue to increase as a percentage of total publishing net revenues over fiscal 2004 reflecting the release of more PC titles in fiscal 2005, including the highly anticipated Doom 3 and Rome:  Total War.

PlayStation 2 Net Revenue (in thousands)

June 30, 2004	% of Publishing Net Revenue	June 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$68,704	42%	$42,453	37%	$26,251	62%

Net revenue from sales of titles for the PS2 increased 62% from $42.5 million for the three months ended June 30, 2003 to $68.7 million for the three months ended June 30, 2004.  Though the number of new PS2 titles decreased in the first quarter of fiscal 2005 to 2 from 4 in fiscal 2004, we were able to increase our PS2 sales in both the domestic and international markets.  The increase is primarily due to strong, worldwide sales of our PS2 titles including Spider-Man 2 and Shrek 2.

Microsoft Xbox Net Revenue (in thousands)

June 30, 2004	% of Publishing Net Revenue	June 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$25,836	16%	$35,148	31%	$(9,312)	(26)%

Net revenue from sales of titles for the Xbox decreased 26% from $35.1 million for the three months ended June 30, 2003 to $25.8 million for the three months ended June 30, 2004.  The decrease is due to a reduction in the number of Xbox titles released in the first quarter of fiscal 2005 to 2 from 5 in the first quarter of fiscal 2004.  Though the titles released on the Xbox, Spider-Man 2 and Shrek 2, reflect solid sales both in the domestic and international markets, these titles did not perform as well on the Xbox as they did on other platforms as these titles were not as focused toward the demographic of the Xbox audience as compared to the titles released in the three months ended June 30, 2003, X2: Wolverine’s Revenge, Return to Castle Wolfenstein, Wakeboarding Unleashed and Soldier of Fortune II: Double Helix.

Nintendo GameCube Net Revenue (in thousands)

June 30, 2004	% of Publishing Net Revenue	June 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$23,752	15%	$6,226	5%	$17,526	281%

Net revenue from sales of titles for the Nintendo GameCube increased 281% from $6.2 million for the three months ended June 30, 2003 to $23.8 million for the three months ended June 30, 2004.  Though the number of GameCube titles released in the first quarter of fiscal 2005 remained relatively consistent with the first quarter of fiscal 2004, our first quarter fiscal 2005 releases of Spider-Man 2 and Shrek 2 performed very well in both the domestic and international markets as these titles were more focused toward the demographic of the GameCube audience.

Game Boy Advance Net Revenue (in thousands)

June 30, 2004	% of Publishing Net Revenue	June 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$18,430	11%	$4,596	4%	$13,834	301%

Net revenue from sales of titles for the GBA for the three months ended June 30, 2004 increased 301% from the prior fiscal year, from $4.6 million to $18.4 million.  The 2 titles released in the three months ended June 30, 2004, Spider-Man 2 and Shrek 2, performed very well in both the domestic and international markets as these titles were more focused toward the demographic of the GBA audience.  We expect the hand-held installed base to grow with the release of the NDS and PSP which are expected to launch in late calendar year 2004 and early calendar year 2005, respectively.  In addition, in fiscal 2005, as the GBA hardware approaches the peak of its life cycle, we expect to increase our focus on developing GBA games for mass-market consumers.

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base and the introduction of new hardware platforms, as well as the timing of key product releases from our product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base.  We expect net revenues from hand-held titles to remain the smallest component of our publishing net revenues.  However, if the PSP and/or the NDS hand-held devices are introduced in fiscal 2005, we may see an increase in our hand-held business in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful or “hit” titles.  For example, for the three months ended June 30, 2004, 62% of our consolidated net revenues and 81% of worldwide publishing net revenues were derived from net revenues from our Spider-Man 2 and Shrek 2  titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles.  We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Two factors that could affect future publishing and distribution net revenue performance are console hardware pricing and software pricing.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Price cuts on Xbox and PS2 hardware were announced in March and May 2004, respectively.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  While we expect console software launch pricing at retail for most genres to hold at $49.99 through the calendar 2004 holidays, we believe we could see additional software price declines thereafter.

Distribution Net Revenue (in thousands)

June 30, 2004	% of Consolidated Net Revenue	June 30, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$49,624	23%	$44,320	28%	$5,304	12%

Distribution net revenues for the three months ended June 30, 2004 increased 12% from the prior fiscal year, from $44.3 million to $49.6 million.  The increase was primarily due to the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  Excluding the impact of the changing foreign currency rates, our distribution net revenue was in line with our prior fiscal year, with a slight increase of 1% year-over-year.  The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms, our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers and the success of third-party published titles.  We are expecting our fiscal 2005 distribution revenues to be in line with fiscal 2004.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

June 30, 2004	% of Consolidated Net Revenue	June 30, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$89,088	42%	$76,610	48%	$12,478	16%

Cost of sales – product costs represented 42% and 48% of consolidated net revenues for the three months ended June 30, 2004 and 2003, respectively.  In absolute dollars, cost of sales – product costs increased due to higher sales volume in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.  There were two primary factors that affected cost of sales – product costs as a percentage of consolidated net revenues:

•      Increased ability to maintain premium pricing on big proposition titles in the three months ended June 30, 2004.

•      Product costs as percentage of net revenues decreased due to a lower percentage of revenues generated from our distribution business in the three months ended June 30, 2004.

We expect cost of sales – product costs as a percentage of net revenues to continue to be lower than the comparable period in the prior fiscal year throughout fiscal 2005.  This is primarily due to a lower percentage of revenue generated from our distribution business in fiscal 2005, which is a lower margin business.  We may also receive a benefit from changes in product mix in fiscal 2005 due to an increase in PC publishing net revenues as a percentage of total publishing net revenues and the focus on “big proposition” titles, for which we could benefit from higher retail pricing and manufacturing volume discounts.

Cost of Sales – Software Royalties and Amortization (in thousands)

June 30, 2004	% of Publishing Net Revenue	June 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$12,283	8%	$15,498	14%	$(3,215)	(21)%

Cost of sales – software royalties and amortization for the three months ended June 30, 2004 decreased as a percentage of publishing net revenues from the prior three months ended June 30, 2003, from 14% to 8%.  In absolute dollars, cost of sales – software royalties and amortization for the three months ended June 30, 2004 also decreased from the prior fiscal year, from $15.5 million to $12.3 million.  The decrease is due to a reduction in the number of titles released in the three months ended June 30, 2004, to 2 as compared to 5 in the three months ended June 30, 2003.  The decrease in the percentage reflects the strong performance and relatively high expectations for future revenues of our internally developed fiscal 2005 first quarter releases of Spider-Man 2 and Shrek 2 as compared to marginally performing externally developed titles in fiscal 2004.

Cost of Sales – Intellectual Property Licenses (in thousands)

June 30, 2004	% of Publishing Net Revenue	June 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$17,648	11%	$10,143	9%	$7,505	74%

Cost of sales – intellectual property licenses for the three months ended June 30, 2004 increased in absolute dollars and as a percentage of publishing net revenues over the same period last year, from 9% to 11%.  The increases reflect the fact that our top performing titles in the three months ended June 30, 2004 had a higher royalty rate than our top titles released in the three months ended June 30, 2003.  We expect cost of sales – intellectual property licenses to increase in fiscal 2005 as compared to fiscal 2004, as we expect to have more titles releasing with licensed intellectual property.

Product Development (in thousands)

June 30, 2004	% of Publishing Net Revenue	June 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

$21,105	13%	$13,580	12%	$7,525	55%

Product development expenses for the three months ended June 30, 2004 increased as a percentage of publishing net revenues as compared to the three months ended June 30, 2003, from 12% to 13%. In absolute dollars, product development expenses for the three months ended June 30, 2004 also increased compared to the three months ended June 30, 2003, from $13.6 million to $21.1 million.  The increase in product development as a percentage of publishing net revenues and in absolute dollars resulted from:

•      Higher game development costs as development time and team sizes are increasing due to enhanced production values and to support more complex and robust gaming experiences.

•      Costs associated with product cancellations.

•      The increase in absolute dollars is also due to an increase in studio employee incentive compensation as a result of the strong performances of key fiscal 2005 title releases.

Sales and Marketing (in thousands)

June 30, 2004	% of Consolidated Net Revenue	June 30, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$41,734	20%	$26,285	17%	$15,449	59%

Sales and marketing expenses of $41.7 million and $26.3 million represented 20% and 17% of consolidated net revenues for the three months ended June 30, 2004 and 2003, respectively.  The increase as a percentage of net revenues was primarily generated by our publishing business as a result of significant marketing programs, including television and in-theatre ad campaigns and in-store promotions, run in support of our two key fiscal 2005 first quarter title releases, Spider-Man 2 and Shrek 2.  We currently believe that this increased spending will lengthen the product sales life cycle and add to the long term prospects of the respective product lines.  We expect to continue to provide significant marketing support for our future “big proposition” titles in launch and subsequent quarters.  Accordingly, we expect fiscal 2005 sales and marketing costs to exceed fiscal 2004 spending levels.

General and Administrative (in thousands)

June 30, 2004	% of Consolidated Net Revenue	June 30, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$13,685	7%	$11,463	7%	$2,222	19%

General and administrative expenses for the three months ended June 30, 2004 increased $2.2 million over the same period last year, from $11.5 million to $13.7 million.  As a percentage of consolidated net revenues, general and administrative expenses remained constant at 7%.  The increase in absolute dollars was primarily due to an increase in personnel costs to support operations partially offset by lower bad debt expense.

Operating Income (Loss) (in thousands)

	June 30, 2004	% of Segment Net Revs.	June 30, 2003	% of Segment Net Revs.	Increase/ (Decrease)	Percent Change

Publishing	$15,894	10%	$5,170	5%	$10,724	207%
Distribution	(161)	—	(24)	—	(137)	571%
Consolidated	$15,733	7%	$5,146	3%	$10,587	206%

Publishing operating income for the three months ended June 30, 2004 increased $10.7 million from the same period last year, from $5.2 million to $15.9 million.  International publishing operating income for the three months ended June 30, 2004 benefited from the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  Excluding the impact of changes in foreign currency rates, publishing operating income for the three months ended June 30, 2004 increased approximately $9.9 million from the same period last year. This increase is primarily due to:

•      Strong performance in both the domestic and international markets of our fiscal 2005 first quarter title releases.

Partially offset by:

•      Increased sales and marketing spending.

•      Increased product development costs.

Distribution operating loss for the three months ended June 30, 2004 increased slightly over the same period last year, from ($24,000) to ($161,000).  Excluding the impact of changes in foreign currency rates, distribution operating income for the three months ended June 30, 2004 was down by approximately $0.1 million from the same period last year. This decrease is primarily due to an increase in general and administrative employee related costs.

Investment Income, Net (in thousands)

June 30, 2004	% of Consolidated Net Revenue	June 30, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$2,112	1%	$1,257	1%	$855	68%

Investment income, net for the three months ended June 30, 2004 was $2.1 million as compared to $1.3 million for the three months ended June 30, 2003.  The increase was primarily due to higher invested balances during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Provision for Income Taxes (in thousands)

June 30, 2004	% of Pretax Income	June 30, 2003	% of Pretax Income	Increase/ (Decrease)	Percent Change

$5,888	33%	$2,240	35%	$3,648	163%

The income tax provision of $5.9 million for the three months ended June 30, 2004 reflects our effective income tax rate of 33%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, offset by an increase in state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Liquidity and Capital Resources

Sources of Liquidity

(in thousands)

	June 30, 2004	March 31, 2004	Increase/ (Decrease)
Cash and cash equivalents	$339,735	$466,552	$(126,817)
Short-term investments	199,411	121,097	78,314

	$539,146	$587,649	$(48,503)

Percentage of total assets	55%	61%

	For the three months ended June 30, 2004	For the three months ended March 31, 2004	Increase/ (Decrease)
Cash flows provided by (used in) operating activities	$(52,136)	$21,069	$(73,205)
Cash flows provided by (used in) investing activities	(81,412)	2,688	(84,100)
Cash flows provided by financing activities	8,034	15,094	(7,060)

As of June 30, 2004, our primary source of liquidity is comprised of $339.7 million of cash and cash equivalents and $199.4 million of short-term investments.  We believe that we have sufficient working capital ($705.3 million at June 30, 2004), as well as funds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

We actively manage our capital structure and balance sheet as a component of our overall business strategy.  When we determine that market conditions are appropriate, we may seek to achieve long-term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Cash Flows

Cash and cash equivalents were $339.7 million at June 30, 2004 compared to $466.6 million at March 31, 2004.  Activity in cash and cash equivalents for the three months ended June 30, 2004 included $52.1 million used in operating activities and $81.4 million used in investing activities, offset by $8.0 million provided by financing activities.  Primary drivers of operating cash flows were increased accounts receivable and inventories at the end of the quarter, continued investment in software development and intellectual property rights and amortization of capitalized software development costs and intellectual property licenses for titles released in the first quarter.  The increase in accounts receivable and inventories was due to the late first quarter release in the US and early second quarter release in most of Europe of Spider-Man 2.  In the three months ended June 30, 2004, we spent approximately $31.8 million in connection with the acquisition of publishing or distribution rights for products being developed by third parties and the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as capitalization of product development costs relating to internally developed products.

We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.  We currently expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

For the quarter ended June 30, 2004, cash flows used in investing activities were principally due to the purchase of short-term investments.  Cash provided by financing activities for the same period is the result of issuance of common stock related to employee stock option and stock purchase plans.

Key Balance Sheet Accounts

Accounts Receivable

(amounts in thousands)	June 30, 2004	March 31, 2004	Increase/ (Decrease)

Gross accounts receivable	$171,327	$109,605	$61,722
Net accounts receivable	123,048	62,577	60,471

The increase in gross accounts receivable was primarily the result of the release of Spider-Man 2 domestically late in first quarter of fiscal 2005.  Significant shipments were made to customers at the end of the quarter and the related receivables were not due prior to quarter end.

Reserves for returns and price protection as a percentage of gross accounts receivable declined from 41% as of March 31, 2004 to 26% as of June 30, 2004.  The decline was due to the launch of two successful big proposition titles at the end of the quarter which required lower reserves.

Inventories

(amounts in thousands)	June 30, 2004	March 31, 2004	Increase/ (Decrease)

Inventories	$39,635	$26,427	$13,208

The increase in inventories was primarily the result of:

•      Higher inventory in our European territories in anticipation of the release of Spider-Man 2 after June 30, 2004 in those territories.

•      Higher hardware inventory on hand at our UK distribution business.

Software Development and Intellectual Property Licenses

(amounts in thousands)	June 30, 2004	March 31, 2004	Increase/ (Decrease)

Software development and intellectual property licenses	$130,145	$135,201	$(5,056)

Software development and intellectual property licenses was slightly lower at the end of the first quarter of fiscal 2005 as a result of:

•      $31.8 million of amortization and write-offs of capitalized software development costs and intellectual property licenses.

Offset by:

•      Continued investment in software development and intellectual property licenses.  We spent approximately $26.7 million in the quarter ended June 30, 2004 in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products.

Accounts Payable

(amounts in thousands)	June 30, 2004	March 31, 2004	Increase/ (Decrease)

Accounts payable	$75,558	$72,874	$2,684

The increase in accounts payable was primarily the result of:

•      Increased inventory purchases by our publishing business to support the launch of Spider-Man 2.

Accrued Expenses

(amounts in thousands)	June 30, 2004	March 31, 2004	Increase/ (Decrease)

Accrued expenses	$56,534	$63,205	$(6,671)

The decrease in accrued expenses was primarily driven by the payment of fiscal 2004 bonuses paid in the first quarter of fiscal 2005.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provides Centresoft with the ability to borrow up to GBP 8.0 million ($14.5 million), including issuing letters of credit, on a revolving basis as of June 30, 2004. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary as of June 30, 2004.  The UK Facility bore interest at LIBOR plus 2.0% as of June 30, 2004, is collateralized by substantially all of the assets of the subsidiary and expires in November 2005.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of June 30, 2004, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of June 30, 2004.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of June 30, 2004, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding under the German Facility as of June 30, 2004.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of June 30, 2004, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility	Developer
	Leases	and IP	Marketing	Total

Fiscal year ending March 31,

2005	$7,353	$54,652	$23,350	$85,355
2006	8,561	17,752	11,500	37,813
2007	8,013	8,595	10,000	26,608
2008	4,748	1,895	5,000	11,643
2009	3,701	3,020	—	6,721
Thereafter	16,547	—	—	16,547

Total	$48,923	$85,914	$49,850	$184,687

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

Our Disclosure Committee, which operates under the Board-approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure-relevant information.  These quarterly reports are reviewed by certain key corporate finance representatives.  These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee.  Finance representatives also conduct reviews with our senior management team, our external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the Securities and Exchange Commission.  Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the Chief Executive Officer and the Chief Financial Officer review and make various certifications regarding the accuracy of our periodic public reports filed with the Securities and Exchange Commission, our disclosure controls and procedures, and our internal controls over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal controls over financial reporting, and will make refinements as necessary.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we have disclosed certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 which is incorporated herein by reference.  The reader or listener is cautioned that we do not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of June 30, 2004, our cash equivalents and short-term investments included debt securities of $395.8 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of June 30, 2004 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	1.44%	$196,411	$196,411
Variable rate	1.07	49,754	49,754

Short-term investments:
Fixed rate	1.74%	$200,531	$199,411

Our short-term investments generally mature between three months and two years.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of June 30, 2004, there were no hedging contracts outstanding.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors.  The complaint, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that our revenues and assets were overstated during the period between February 1, 2001 and December 17, 2002, was filed in the United States District Court, Central District of California by the Construction Industry and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  Five additional purported class actions have subsequently been filed by Gianni Angeloni, Christopher Hinton, Stephen Anish, the Alaska Electrical Pension Fund, and Joseph A. Romans asserting similar claims.  Five of the six actions have been transferred to the same court where the first-filed complaint was pending.  In addition, on March 12, 2004, a shareholder derivative lawsuit was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  That complaint was filed in Superior Court for the County of Los Angeles.  We strongly deny these allegations and will vigorously defend these cases.

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

                In addition, we are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims and collection matters.  In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

10.1	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2003).

10.2	Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2003).

10.3	Amendment I dated April 1, 2004 to employment agreement dated March 1, 2002, between Combined Distribution (Holdings) Limited and Richard Steele.

10.4	Amendment I dated April 29, 2004 to employment agreement dated April 1, 2002, between Activision and Michael Rowe.

10.5	Amendment II dated June 1, 2004 to employment agreement dated July 22, 2002, between Activision and Ron Doornink.

31.1	Certification of Robert A. Kotick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald Doornink pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of William J. Chardavoyne pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald Doornink pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of William J. Chardavoyne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

1.1

We furnished a Form 8-K on May 6, 2004, reporting under “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 12.  Results of Operations and Financial Condition” issuing a press release announcing our fourth quarter and fiscal 2004 year end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 3, 2004

ACTIVISION, INC.

/s/ William J. Chardavoyne
William J. Chardavoyne
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)