Form 10-Q
period 2004-09-30
ACTIVISION INC /NY
filed 2004-11-05
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares of the registrant's Common Stock outstanding as of November 1, 2004 was 139,149,612.

ACTIVISION, INC. AND SUBSIDIARIES

Part I.  Financial Information.

Item 1.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$389,791	$466,552
Short-term investments	216,296	121,097
Accounts receivable, net of allowances of $61,679 and $47,028 at September 30, 2004 and March 31, 2004, respectively	138,586	62,577
Inventories	63,690	26,427
Software development	79,432	58,320
Intellectual property licenses	15,945	32,115
Deferred income taxes	21,203	26,127
Other current assets	29,930	18,660

Total current assets	954,873	811,875

Software development	21,023	28,386
Intellectual property licenses	19,885	16,380
Property and equipment, net	24,712	25,539
Deferred income taxes	5,056	9,064
Other assets	1,018	1,080
Goodwill	77,602	76,493

Total assets	$1,104,169	$968,817

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$103,001	$72,874
Accrued expenses	113,341	63,205

Total current liabilities	216,342	136,079

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at September 30, 2004 and March 31, 2004	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at September 30, 2004 and March 31, 2004	—	—
Common stock, $.000001 par value, 225,000,000 shares authorized, 168,443,592 and 166,876,567 shares issued and 138,898,268 and 137,331,242 shares outstanding at September 30, 2004 and March 31, 2004, respectively	—	—
Additional paid-in capital	777,337	758,626
Retained earnings	245,779	208,279
Less: Treasury stock, at cost, 29,545,325 and 29,545,325 shares at September 30, 2004 and March 31, 2004, respectively	(144,128)	(144,128)
Accumulated other comprehensive income	8,839	9,961

Total shareholders’ equity	887,827	832,738

Total liabilities and shareholders’ equity	$1,104,169	$968,817

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,		For the six months ended September 30,
	2004	2003	2004	2003
Net revenues	$310,626	$117,523	$521,902	$276,248

Costs and expenses:
Cost of sales — product costs	123,177	72,391	212,265	149,001
Cost of sales — software royalties and amortization	46,363	11,397	58,646	26,895
Cost of sales — intellectual property licenses	17,551	7,401	35,199	17,544
Product development	19,881	15,894	40,986	29,474
Sales and marketing	53,234	17,237	94,968	43,522
General and administrative	15,762	10,136	29,447	21,599

Total costs and expenses	275,968	134,456	471,511	288,035

Operating income (loss)	34,658	(16,933)	50,391	(11,787)

Investment income, net	2,645	1,404	4,757	2,661

Income (loss) before income tax provision (benefit)	37,303	(15,529)	55,148	(9,126)

Income tax provision (benefit)	11,760	(5,436)	17,648	(3,196)

Net income (loss)	$25,543	$(10,093)	$37,500	$(5,930)

Basic earnings (loss) per share	$0.18	$(0.08)	$0.27	$(0.04)

Weighted average common shares outstanding	138,505	132,243	138,137	132,158

Diluted earnings (loss) per share	$0.17	$(0.08)	$0.24	$(0.04)

Weighted average common shares outstanding assuming dilution	152,685	132,243	153,127	132,158

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$37,500	$(5,930)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	8,932	(4,063)
Realized gain on short term investments	(471)	(16)
Depreciation and amortization	5,132	4,905
Amortization and write-offs of capitalized software development costs and intellectual property licenses	65,246	32,364
Tax benefit of stock options and warrants exercised	4,918	958
Changes in operating assets and liabilities:
Accounts receivable	(76,009)	(13,580)
Inventories	(37,263)	(1,586)
Software development and intellectual property licenses	(66,330)	(53,443)
Other assets	(11,208)	(9,430)
Accounts payable	30,127	3,413
Accrued expenses and other liabilities	50,136	(5,681)
Net cash provided by (used in) operating activities	10,710	(52,089)
Cash flows from investing activities:
Capital expenditures	(4,443)	(8,215)
Purchases of short-term investments	(121,635)	(77,311)
Proceeds from sales and maturities of short-term investments	27,237	100,691
Net cash (used in) provided by investing activities	(98,841)	15,165
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	12,602	4,778
Other borrowings, net	-	(2,818)
Purchase of structured stock repurchase transactions	-	(42,621)
Settlement of structured stock repurchase transactions	-	120,823
Purchase of treasury stock	-	(18,814)
Net cash provided by financing activities	12,602	61,348
Effect of exchange rate changes on cash	(1,232)	3,468
Net (decrease) increase in cash and cash equivalents	(76,761)	27,892
Cash and cash equivalents at beginning of period	466,552	285,554
Cash and cash equivalents at end of period	$389,791	$313,446

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the six months ended September 30, 2004
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance, March 31, 2004	166,877	$—	$758,626	$208,279	(29,546)	$(144,128)	$9,961	$832,738
Components of comprehensive income:
Net Income	—	—	—	37,500	—	—	—	37,500
Unrealized gain on short-term investments	—	—	—	—	—	—	330	330
Foreign currency translation adjustment	—	—	—	—	—	—	(1,452)	(1,452)
Total comprehensive income								36,378
Issuance of common stock pursuant to employee stock option and stock purchase plans and common stock warrants	1,485	—	12,602	—	—	—	—	12,602
Tax benefit attributable to employee stock options and common stock warrants	—	—	4,918	—	—	—	—	4,918
Issuance of stock to effect business combination	82		1,191					1,191
Balance, September 30, 2004	168,444	$—	$777,337	$245,779	(29,546)	$(144,128)	$8,839	$887,827

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the three and six months ended September 30, 2004

1.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries (“Activision” or “we”).  The information furnished is unaudited and consists of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented.  Certain prior period amounts have been reclassified to conform with the current period presentation.  The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the Securities and Exchange Commission (“SEC”).

Software Development Costs and Intellectual Property Licenses

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of cost of sales — software royalties and amortization, capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional development costs to be incurred.  If revised forecasted or actual product sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the actual impairment charge may be larger than originally estimated in any given quarter.  Additionally, as noted above, as many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Revenue Recognition

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  Certain products are sold to customers with a street date (the date that products are made widely available by retailers).  For these products we recognize revenue on the street date.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.  Revenue recognition also determines the timing of certain expenses, including cost of sales — intellectual property licenses and cost of sales — software royalties and amortization.

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123 “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date.  Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price.  At September 30, 2004, we had several stock-based employee compensation plans, which are described more fully in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2004 filed with the SEC. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$25,543	$(10,093)	$37,500	$(5,930)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,559)	(4,205)	(8,498)	(9,740)
Pro forma net income (loss)	$21,984	$(14,298)	$29,002	$(15,670)

Earnings (loss) per share:
Basic — as reported	$0.18	$(0.08)	$0.27	$(0.04)
Basic — pro forma	$0.16	$(0.11)	$0.21	$(0.12)

Diluted — as reported	$0.17	$(0.08)	$0.24	$(0.04)
Diluted — pro forma	$0. 14	$(0. 11)	$0.19	$(0.12)

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.  We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating expected stock price volatility.  For options granted during the three months ended September 30, 2004 and 2003, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility of approximately 45% and 52%, respectively.  For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.

2.     Stock Split

In February 2004, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on March 15, 2004 to shareholders of record as of February 23, 2004.  The par value of our common stock was maintained at the pre-split amount of $.000001.   The Consolidated Financial Statements and Notes thereto, including all share and per share data, have been restated as if the stock split had occurred as of the earliest period presented.

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

The following table summarizes our investments in securities as of September 30, 2004 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$135,668	$—	$—	$135,668
Money market instruments	131,023	—	—	131,023
Auction rate notes	123,100	—	—	123,100

Cash and cash equivalents	389,791	—	—	389,791

Short-term investments:
Corporate bonds	26,174	—	(86)	26,088
Taxable senior debt	27,042	1	—	27,043
U.S. agency issues	148,768	2	(699)	148,071
Asset-backed securities	12,714	14	(59)	12,669
Common stock	167	1,254	—	1,421
Municipal bonds	1,004	—	—	1,004

Short-term investments	215,869	1,271	(844)	216,296

Cash, cash equivalents and short-term investments	$605,660	$1,271	$(844)	$606,087

The following table summarizes the maturities of our investments in debt securities as of September 30, 2004 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$273,000	$272,511
Due after one year through two years	53,088	52,795
	326,088	325,306
Asset-backed securities	12,714	12,669
Total	$338,802	$337,975

For the three months and six months ended September 30, 2004, net realized gains on short-term investments consisted of $471,000 of gross realized gains and no gross realized losses.  For the three months ended September 30, 2003, net realized gains on short-term investments consisted of $20,000 of gross realized gains and no gross realized losses.  For the six months ended September 30, 2003 net realized gains on short-term investments consisted of $20,000 of gross realized gains and $4,000 of gross realized losses.

4.     Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Our inventories consist of the following (amounts in thousands):

	September 30, 2004	March 31, 2004
Purchased parts and components	$3,686	$392
Finished goods	60,004	26,035

	$63,690	$26,427

5.     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended September 30, 2004 are as follows (amounts in thousands):

	Publishing	Distribution	Total
Balance as of March 31, 2004	$70,898	$5,595	$76,493
Adjustment to original purchase allocation	1,191	—	1,191
Effect of foreign currency exchange rates	—	(82)	(82)
Balance as of September 30, 2004	$72,089	$5,513	$77,602

6.     Income Taxes

The income tax provision of $11.8 million and $17.6 million for the three and six months ended September 30, 2004, respectively, reflects our effective income tax rate of 32%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.  The income tax benefit of $5.4 million and $3.2 million for the three and six months ended September 30, 2003, respectively, reflects our effective income tax rate of approximately 35%.  State taxes, offset by research and development tax credits and the impact of foreign tax rate differentials, resulted in an effective income tax rate equal to our statutory rate of 35% for the three and six months ended September 30, 2003.

7.     Software Development Costs and Intellectual Property Licenses

As of September 30, 2004, capitalized software development costs included $40.1 million of internally developed software costs and $60.3 million of payments made to third-party software developers.  As of March 31, 2004, capitalized software development costs included $35.3 million of internally developed software costs and $51.5 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $35.8 million and $48.5 million as of September 30, 2004 and March 31, 2004, respectively.  Amortization of capitalized software development costs and intellectual property licenses were $65.2 million and $32.4 million for the six months ended September 30, 2004 and 2003, respectively.

8.     Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ended September 30, 2004 and 2003 were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$25,543	$(10,093)	$37,500	$(5,930)

Other comprehensive income:
Foreign currency translation adjustment	(92)	896	(1,452)	4,621
Unrealized appreciation (depreciation) on short-term investments	1,547	10	330	(14)

Other comprehensive income	1,455	906	(1,122)	4,607

Comprehensive income (loss)	$26,998	$(9,187)	$36,378	$(1,323)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2004	$9,864	$97	$9,961
Other comprehensive income (loss)	(1,452)	330	(1,122)

Balance, September 30, 2004	$8,412	$427	$8,839

The income taxes related to unrealized appreciation (depreciation) on investments were not significant. Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

9.     Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Interest expense	$(58)	$(88)	$(146)	$(283)
Interest income	2,232	1,472	4,432	2,928
Net realized gain on investments	471	20	471	16
Investment income, net	$2,645	$1,404	$4,757	$2,661

10   Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Six months ended September 30,
	2004	2003
Non-cash investing and financing activities:
Issuance of stock to effect business combination	$1,191	-
Change in unrealized (appreciation)/ depreciation on short-term investments	(330)	14

Supplemental cash flow information:
Cash paid for income taxes	$5,018	$4,457
Cash paid (received) for interest, net	(4,231)	(2,844)

11   Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with certain third-party publishers.  In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Italy, Spain, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries.

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

Information on the reportable segments for the three and six months ended September 30, 2004 and 2003 is as follows (amounts in thousands):

	Three months ended September 30, 2004
	Publishing	Distribution	Total
Total segment revenues	$266,395	$44,231	$310,626
Revenues from sales between segments	(32,454)	32,454	-
Revenues from external customers	$233,941	$76,685	$310,626
Operating income	$31,609	$3,049	$34,658
Total assets	$986,966	$117,203	$1,104,169

	Three months ended September 30, 2003
	Publishing	Distribution	Total
Total segment revenues	$71,796	$45,727	$117,523
Revenues from sales between segments	(4,534)	4,534	-
Revenues from external customers	$67,262	$50,261	$117,523
Operating income (loss)	$(16,894)	$(39)	$(16,933)
Total assets	$682,804	$80,252	$763,056

	Six months ended September 30, 2004
	Publishing	Distribution	Total
Total segment revenues	$428,047	$93,855	$521,902
Revenues from sales between segments	(40,778)	40,778	-
Revenues from external customers	$387,269	$134,633	$521,902
Operating income	$47,503	$2,888	$50,391
Total assets	$986,966	$117,203	$1,104,169

	Six months ended September 30, 2003
	Publishing	Distribution	Total
Total segment revenues	$186,201	$90,047	$276,248
Revenues from sales between segments	(14,204)	14,204	-
Revenues from external customers	$171,997	$104,251	$276,248
Operating income (loss)	$(11,724)	$(63)	$(11,787)
Total assets	$682,804	$80,252	$763,056

Geographic information for the three and six months ended September 30, 2004 and 2003 is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
United States	$157,705	$46,450	$282,896	$129,189
Europe	141,019	66,292	219,120	139,033
Other	11,902	4,781	19,886	8,026
Total	$310,626	$117,523	$521,902	$276,248

Revenues by platform were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Console	$175,471	$79,207	$333,792	$203,033
Hand-held	27,225	8,917	49,310	16,425
PC	107,930	29,399	$138,800	$56,790
Total	$310,626	$117,523	$521,902	$276,248

As of and for the three and six months ended September 30, 2004, we had one customer that accounted for 19% and 22% of consolidated net revenues, respectively, and 27% of consolidated accounts receivable, net at September 30, 2004.    As of and for the three and six months ended September 30, 2003, we had one customer that accounted for 18% and 17%, respectively, of consolidated net revenues and 38% of consolidated accounts receivable, net at September 30, 2003.  This customer was the same customer in all periods and was a customer of both our publishing and distribution businesses.

12   Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share (amounts in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted earnings per share – income (loss) available to common shareholders	$25,543	$(10,093)	$37,500	$(5,930)

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	138,505	132,243	138,137	132,158

Effect of dilutive securities:
Employee stock options and stock purchase plan	13,559	-	14,327	-
Warrants to purchase common stock	621	-	663	-
Potential dilutive common shares	14,180	-	14,990	-

Denominator for diluted earnings per share – weighted average common shares outstanding plus assumed conversions	152,685	132,243	153,127	132,158

Basic earnings (loss) per share	$0.18	$(0.08)	$0.27	$(0.04)
Diluted earnings (loss) per share	$0.17	$(0.08)	$0.24	$(0.04)

Options to purchase 2,050,357 shares of common stock at exercise prices ranging from $13.47 to $16.66 and options to purchase 1,462,784 shares of common stock at exercise prices ranging from $13.47 to $16.66 were outstanding for the three and six months ended September 30, 2004, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

Options to purchase 20,187,822 shares of common stock at exercise prices ranging from $1.41 to $14.77 and options to purchase 20,230,385 shares of common stock at exercise prices ranging from $1.41 to $14.77 were outstanding for the three and six months ended September 30, 2003, respectively, but were not included in the calculation of diluted earnings (loss) per share because their effect would be antidilutive.

13   Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the United Kingdom (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provides Centresoft with the ability to borrow up to Great Britain Pounds (“GBP”) 8.0 million ($14.3 million), including issuing letters of credit, on a revolving basis as of September 30, 2004. In addition, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary as of September 30, 2004.  The UK Facility bore interest at LIBOR plus 2.0% as of September 30, 2004, is collateralized by substantially all of the assets of the subsidiary and expires in November 2005.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among other things, fixed charges.  As of September 30, 2004, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of September 30, 2004.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of September 30, 2004, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding under the German Facility as of September 30, 2004.

Developer and Intellectual Property Contracts

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of September 30, 2004 is approximately $70.4 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,
2005	$35,750
2006	21,451
2007	8,475
2008	1,775
2009 and thereafter	2,900
Total	$70,351

The commitment schedule above excludes approximately $9.3 million of commitments originally scheduled to be paid from fiscal 2004 through fiscal 2007 relating to an intellectual property rights agreement with a third party.  Effective June 30, 2003, we terminated the agreement and filed a breach of contract suit against the third party.

Marketing Commitments

In connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum marketing commitment for contracts in place as of September 30, 2004 is approximately $41.4 million, which is scheduled to be paid as follows (amounts in thousands):

Fiscal Year ending March 31,
2005	$14,872
2006	11,500
2007	10,000
2008	5,000
Total	$41,372

Lease Obligations

We lease certain of our facilities under non-cancelable operating lease agreements.  Total future minimum lease commitments as of September 30, 2004 are as follows (amounts in thousands):

Fiscal Year ending March 31,
2005	$4,930
2006	9,058
2007	8,175
2008	5,341
2009	4,476
Thereafter	18,914
Total	$50,894

Legal and Regulatory Proceedings

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors.  The complaint, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that our revenues and assets were overstated during the period between February 1, 2001 and December 17, 2002, was filed in the United States District Court, Central District of California by the Construction Industry and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  Five additional purported class actions have subsequently been filed by Gianni Angeloni, Christopher Hinton, Stephen Anish, the Alaska Electrical Pension Fund, and Joseph A. Romans asserting similar claims.  Five of the six actions have been transferred to the same court where the first-filed complaint was pending.  In addition, on March 12, 2004, a shareholder derivative lawsuit was filed which asserts the same claims set forth in the federal class action lawsuit.  That complaint was filed in Superior Court for the County of Los Angeles.  We strongly deny these allegations and will vigorously defend these cases.

On July 11, 2003, we were informed by the staff of the Securities and Exchange Commission that the Securities and Exchange Commission has commenced a non-public formal investigation captioned "In the Matter of Certain Video Game Manufacturers and Distributors." The investigation appears to be focused on certain accounting practices common to the interactive entertainment industry, with specific emphasis on revenue recognition.  In connection with this inquiry, the Securities and Exchange Commission submitted to us a request for information.  We responded to this inquiry on September 2, 2003.  To date, we have not received a request from the Securities and Exchange Commission for any additional information.  The Securities and Exchange Commission staff also informed us that other companies in the video game industry received similar requests for information. The Securities and Exchange Commission has advised us that this request for information should not be construed as an indication from the Securities and Exchange Commission or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security. We have cooperated and intend to continue to cooperate fully with the Securities and Exchange Commission in the conduct of this inquiry.

On June 30, 2003, we terminated our Star Trek Merchandising License Agreement with Viacom Consumer Products, Inc. and filed a complaint in the Superior Court of the State of California for breach of contract and constructive trust against Viacom Consumer Products and Viacom International, Inc. ("Viacom"). On August 15, 2003, Viacom filed its response to our complaint as well as a cross-complaint alleging, among other matters, a breach of contract by Activision and seeking claimed damages in excess of $50 million. We strongly dispute the claims by Viacom, consider the damages alleged by Viacom to be speculative and without merit, and intend to defend vigorously and aggressively against the cross-complaint.

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

14.  Capital Transactions

During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock of which $123.5 million has been repurchased to date. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured option transactions, and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

During the three months ended September 30, 2004, we did not repurchase any of our common stock or enter into any structured stock repurchase transactions.  As of September 30, 2004, we had no outstanding structured stock repurchase transactions.

15.  Related Parties

In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years.  For the three and six months ended September 30, 2004 and 2003, the fees we paid to the law firm were an insignificant portion of the firm’s total revenues.  We believe that the fees charged to us by the law firm are competitive with the fees charged by other law firms.

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

Our products cover game categories such as action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  Our target customer base ranges from game enthusiasts and children to mass-market consumers and “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”) hand-held device and the personal computer (“PC”).  The installed base for this current-generation of hardware platforms is significant and growing.  We believe recent price cuts in calendar 2004 on the Xbox, PS2, GameCube, and GBA hardware and a redesign of the PS2 should continue to drive the growth of the installed base of the current-generation platforms.   In addition, Sony has announced that it would be entering the hand-held hardware market with the introduction of its hand-held gaming device, PlayStation Portable (“PSP”).  We are currently developing titles based on the Spider-Man and Tony Hawk franchises for the PSP with the objective of having both ready for release at the launch of the PSP.  Nintendo has also announced that it plans to launch a new dual-screened, portable game system, Nintendo Dual Screen (“NDS”), before the end of calendar 2004.  For the launch of the NDS, we will release Spider-Man 2 with other titles to follow.   We are developing titles for the next-generation console systems being developed by Sony, Microsoft and Nintendo for release within the next one to two years.  Though there are still many unknowns relating to these new platforms, our aim is to have a meaningful launch presence for all new hardware systems with a goal of gaining market share on each platform while continuing to exploit our products on the current-generation platforms given their large and growing installed base.

Our publishing business involves the development, marketing and sale of products directly by us, by license or through our affiliate label program with certain third-party publishers.  In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries.  Our distribution business consists of operations located in the UK, the Netherlands and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

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

Our Focus

With respect to future game development, we will continue to focus on our “big proposition” titles that are backed by strong brands and high quality development, for which we will provide significant marketing support.

A number of our fiscal 2005 “big proposition” titles include well-established brands, which are backed by high profile intellectual property and/or highly anticipated motion picture releases.  Examples of these brands are our superheroes and skateboarding brands.  We have a long-term relationship with Marvel Enterprises through an exclusive licensing agreement that expires in 2009.  This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man, X-Men, Fantastic Four and Iron Man. Through our long-term relationship with Spider-Man Merchandising, LLP, in the first quarter of fiscal 2005 we released the video game Spider-Man 2, the sequel to the highly successful Spider-Man: The Movie. The video game release of Spider-Man 2 coincided with the “Spider-Man 2” theatrical release in June 2004. Also, under our licensing agreement with Spider-Man Merchandising, LLP, we will be developing and publishing video games based on Columbia Pictures/Marvel Enterprises, Inc.’s upcoming feature film “Spider-Man 3,” which is expected to be released in May 2007.  We also have an exclusive licensing agreement with professional skateboarder Tony Hawk that continues until 2015. The agreement grants us exclusive rights to develop and publish video games using Tony Hawk’s name and his likeness. Through fiscal 2005, we released five successful titles in the Tony Hawk franchise with cumulative net revenues of over $820 million, including the most recent, Tony Hawk’s Underground, which was released in the third quarter of fiscal 2004. We have continued to promote our skateboarding franchise with the release of Tony Hawk’s Underground 2 in early October 2004.

We also continue to develop original intellectual properties such as True Crime: Streets of L.A. and Call of Duty, which were released in the third quarter of fiscal 2004.  These highly successful titles were both ranked by third-party sales tracking agencies, such as NPD, as among the top-five selling games for the 2003 holiday season.  We expect to develop a variety of games on multiple platforms based on these two original properties and hope to establish them as a source of recurring revenues.  In the third quarter of fiscal 2005, we are scheduled to release Call of Duty:  Finest Hour, which will be released on multiple console platforms.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises.  For example, we have a multi-year, multi-property, publishing agreement with DreamWorks SKG that grants us the exclusive rights to publish video games based on DreamWorks SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale”, which was released in the second quarter of fiscal 2005, as well as upcoming computer-animated films, “Madagascar” and “Over the Hedge,” and their sequels.  We also have an exclusive licensing agreement to develop and publish video games for the best-selling children’s book series, “Lemony Snicket’s A Series of Unfortunate Events” which is being developed as a feature film by Paramount Pictures, Nickelodeon Movies and DreamWorks SKG and will be released in the third quarter of the current fiscal year.

In addition to acquiring or creating high profile intellectual property, we have also continued our focus on establishing and maintaining relationships with talented and experienced software development teams.  We have strengthened our internal development capabilities through the acquisition in prior fiscal years of a number of development companies with talented and experienced teams.  We have development agreements with other top-level, third-party developers such as id Software, Spark Unlimited, Lionhead Studios and The Creative Assembly.

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

Revenue Recognition.  We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  Certain products are sold to customers with a street date (the date that products are made widely available for sale by retailers).  For these products we recognize revenue on the street date.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies.  Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.  Revenue recognition also determines the timing of certain expenses, including cost of sales — intellectual property licenses and cost of sales — software royalties and amortization.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to Activision with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.  Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, Activision warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs and competing titles.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Based upon historical experience we believe our estimates are reasonable.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.

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

We account for software development costs in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle.  Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of cost of sales — software royalties and amortization, capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  Criteria used to evaluate expected product performance include:  historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional development costs to be incurred.  If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the actual impairment charge may be larger than originally estimated in any given quarter.  Based upon historical experience we believe our estimates are reasonable.

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

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to cost of sales — intellectual property licenses based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized.  As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.  For intellectual property included in products that have been released and unreleased products, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional development costs to be incurred.  If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the actual impairment charge may be larger than originally estimated in any given quarter.  Additionally, as noted above, as many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.  Based upon historical experience we believe our estimates are reasonable.

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income (loss) by business segment (amounts in thousands):

	Three months ended September 30,				Six months ended September 30,
	2004		2003		2004		2003
Net revenues	$310,626	100%	$117,523	100%	$521,902	100%	$276,248	100%

Costs and expenses:
Cost of sales — product costs	123,177	40	72,391	61	212,265	41	149,001	54
Cost of sales — software royalties and amortization	46,363	15	11,397	10	58,646	11	26,895	10
Cost of sales — intellectual property licenses	17,551	6	7,401	6	35,199	7	17,544	6
Product development	19,881	6	15,894	13	40,986	8	29,474	10
Sales and marketing	53,234	17	17,237	15	94,968	18	43,522	16
General and administrative	15,762	5	10,136	9	29,447	5	21,599	8
Total costs and expenses	275,968	89	134,456	114	471,511	90	288,035	104
Operating income (loss)	34,658	11	(16,933)	(14)	50,391	10	(11,787)	(4)

Investment income, net	2,645	1	1,404	1	4,757	1	2,661	1
Income (loss) before income tax provision (benefit)	37,303	12	(15,529)	(13)	55,148	11	(9,126)	(3)

Income tax provision (benefit)	11,760	4	(5,436)	(4)	17,648	4	(3,196)	(1)
Net income (loss)	$25,543	8%	$(10,093)	(9)%	$37,500	7%	$(5,930)	(2)%
Net Revenues by Territory:
United States	$157,705	51%	$46,450	40%	$282,896	54%	$129,189	47%
Europe	141,019	45	66,292	56	219,120	42	139,033	50
Other	11,902	4	4,781	4	19,886	4	8,026	3
Total net revenues	$310,626	100%	$117,523	100%	$521,902	100%	$276,248	100%
Net Revenues by Segment/Platform Mix Publishing:
Console	$145,542	47%	$46,019	39%	$264,669	51%	$134,503	49%
Hand-held	23,669	8	4,187	4	42,099	8	8,783	3
PC	97,184	31	21,590	18	121,279	23	42,915	15
Total publishing net revenues	266,395	86	71,796	61	428,047	82	186,201	67
Distribution:
Console	29,929	10	33,188	28	69,123	13	68,530	25
Hand-held	3,556	1	4,730	4	7,211	1	7,642	3
PC	10,746	3	7,809	7	17,521	4	13,875	5
Total distribution net revenues	44,231	14	45,727	39	93,855	18	90,047	33
Total net revenues	$310,626	100%	$117,523	100%	$521,902	100%	$276,248	100%
Operating Income (Loss) by Segment:
Publishing	$31,609	10%	$(16,894)	(14)%	$47,503	9%	$(11,724)	(4)%
Distribution	3,049	1	(39)	—	2,888	1	(63)	—
Total operating income (loss)	$34,658	11%	$(16,933)	(14)%	$50,391	10%	$(11,787)	(4)%

Results of Operations — Three and Six Months Ended September 30, 2004 and 2003

Net income for the three months ended September 30, 2004 was $25.5 million or $0.17 per diluted share, as compared to a net loss of $(10.1) million or $(0.08) per share for the three months ended September 30, 2003.

Net income for the six months ended September 30, 2004 was $37.5 million or $0.24 per diluted share, as compared to a net loss of $(5.9) million or $(0.04) per share for the six months ended September 30, 2003.

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

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months ended September 30,		Increase/ (Decrease)	Percent Change
	2004	2003
Publishing Net Revenues
North America	$157,705	$46,450	$111,255	240%
Europe	96,788	20,565	76,223	371%
Other	11,902	4,781	7,121	149%
Total International	108,690	25,346	83,344	329%
Total Publishing Net Revenues	266,395	71,796	194,599	271%
Distribution Net Revenues	44,231	45,727	(1,496)	(3)%
Consolidated Net Revenues	$310,626	$117,523	$193,103	164%

Consolidated net revenues increased 164% from $117.5 million for the three months ended September 30, 2003 to $310.6 million for the three months ended September 30, 2004.  This increase was driven by our publishing business both in North America and internationally.  The increase in consolidated net revenues was driven by the following:

•                  In the second quarter of fiscal 2005, we released several “big proposition” titles including the worldwide release of Doom 3, and Call of Duty: United Offensive;  the North American release of  Rome: Total War, X-Men Legends, and Dreamworks’ Shark Tale; and the international release of Spiderman 2.  This compares to three titles released in the second quarter of fiscal 2004: Disney’s Extreme Skate Adventure, Jedi Knight: Jedi Academy, and Cabela’s Deer Hunt 2004 Season.

•                  Continued strong performance of our catalog titles, which are titles released prior to the current quarter, particularly Spider-Man 2, Shrek 2, and our Tony Hawk franchise.   Spider-Man 2 was the number one selling game in the U.S. and the U.K for the month of July.

•                  Publishing console net revenues increased by 216% from $46.0 million for the three months ended September 30, 2003 to $145.5 million for the three months ended September 30, 2004.  The increase was driven by strong sales of Spider-Man 2 and three new console releases, Dreamworks’ Shark Tale, X-Men Legends, and Cabela’s Deer Hunt 2005 Season.

•                  PC net revenues increased 350% from $21.6 million for the three months ended September 30, 2003 compared to $97.2 million for the three months ended September 30, 2004.  This was mainly due to the release of Doom 3,which to date is the number one selling PC title in the United States for the calendar year, Rome: Total War, which is the highest rated PC game in our history, and Call of Duty: United Offensive, an expansion pack to last year’s #1 PC title, Call of Duty.

•                  International Publishing and Distribution net revenues benefited from the strong year-over-year strengthening of the Euro (“EUR”) and Great Britain Pound (“GBP”) in relation to the U.S. dollar.  We estimate that foreign exchange rates increased reported net revenue by approximately $16.2 million.  Excluding the impact of changing foreign currency rates, our International Publishing and Distribution net revenue increased 92% year-over-year.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the six months ended September 30, 2004 and 2003 (in thousands):

	Six Months ended September 30,		Increase/ (Decrease)	Percent Change
	2004	2003
Publishing Net Revenues
North America	$282,896	$129,189	$153,707	119%
Europe	125,265	48,986	76,279	156%
Other	19,886	8,026	11,860	148%
Total International	145,151	57,012	88,139	155%
Total Publishing Net Revenues	428,047	186,201	241,846	130%
Distribution Net Revenues	93,855	90,047	3,808	4%
Consolidated Net Revenues	$521,902	$276,248	$245,654	89%

Consolidated net revenues increased 89% from $276.2 million for the six months ended September 30, 2003 to $521.9 million for the six months ended September 30, 2004.  This increase was driven almost entirely by our publishing business.  The increase in consolidated net revenue was driven by the following:

•                  In the first half of fiscal 2005, we released Spider-Man 2, Shrek 2, Doom 3,  Call of Duty: United Offensive, and Cabela’s Deer Hunt 2005 Season worldwide and, in North America, we released Rome: Total War, X-Men Legends, and Dreamworks’ Shark Tale.  Overall sales of these titles significantly outperformed titles released in the first half of fiscal 2004.

•                  International Publishing and Distribution net revenues benefited from the strong year-over-year strengthening of the EUR and GBP in relation to the U.S. dollar.  We estimate that foreign exchange rates increased reported net revenue by approximately $23.3 million for the six-months ended September 30, 2004.  Excluding the impact of changing foreign currency rates, our international net revenue increased 47% year-over-year.

North America Publishing Net Revenue (in thousands)

	September 30, 2004	% of Consolidated Net Revenue	September 30, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change
Three Months Ended	$157,705	51%	$46,450	40%	$111,255	240%
Six Month Ended	282,896	54%	$129,189	47%	$153,707	119%

Domestic publishing net revenues increased 240% from $46.5 million for the three months ended September 30, 2003, to $157.7 million for the three months ended September 30, 2004.  The increase reflects the strong performance of our fiscal 2005 second quarter releases of Dreamworks’ Shark Tale, X-Men Legends, Cabela’s Deer Hunt 2005 Season, Doom 3, Rome: Total War, and Call of Duty: United Offensive in comparison to a low volume of new titles released in the second quarter of fiscal 2004.  We also had solid catalog sales from a number of our franchises, including Spider-Man 2, Shrek 2, and our Tony Hawk franchise.

For the six months ended September 30, 2004, domestic publishing net revenues increased 119% from $129.2 million at September 30, 2003 to $282.9 million.  The increase reflects the strong performance of our fiscal 2005 releases of Spider-Man 2, Shrek 2, Dreamworks’ Shark Tale, X-Men Legends, Cabela’s Deer Hunt 2005 Season, Doom 3, Rome: Total War, and Call of Duty: United Offensive.

International Publishing Net Revenue (in thousands)

	September 30, 2004	% of Consolidated Net Revenue	September 30, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change
Three Months Ended	$108,690	35%	$25,346	22%	$83,344	329%
Six Months Ended	145,151	28%	57,012	21%	$88,139	155%

International publishing net revenues increased by 329% from $25.3 million for the three months ended September 30, 2003, to $108.7 million for the three months ended September 30, 2004.  International publishing saw strong results from our fiscal 2005 second quarter releases of Doom 3 and Spider-Man 2, which was released in all international territories after only a limited international territorial release in the first quarter of fiscal 2005.  In addition, net revenues were improved due to the expansion of our European operations into Spain and Italy.  There also was a positive strengthening of the EUR and the GBP in relation to the U.S. dollar of approximately $11.5 million.  Excluding the impact of changing foreign currency rates, our international publishing net revenue increased 284% year-over-year.

International publishing net revenues increased by 155% from $57.0 million for the six months ended September 30, 2003, to $145.2 million for the six months ended September 30, 2004.  International publishing saw strong results from our fiscal 2005 second quarter releases as mentioned above and the release of Shrek 2 in the first quarter of fiscal 2005.  In addition, net revenues were improved due to the expansion of our European operations into Spain and Italy.  There also was a positive strengthening of the EUR and the GBP in relation to the U.S. dollar of approximately $13.9 for the six months ended September 30, 2004 compared to the six-months ended September 30, 2003.  Excluding the impact of changing foreign currency rates, our international publishing net revenue increased 130% year-over-year.

Publishing Net Revenue by Platform

Publishing net revenues increased 271% from $71.8 million for the three months ended September 30, 2003 to $266.4 million for the three months ended September 30, 2004.  The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the three months ended September 30, 2004 and 2003 (in thousands):

	Quarter Ended September 30, 2004	% of Publishing Net Revs.	Quarter Ended September 30, 2003	% of Publishing Net Revs.	Increase/ (Decrease)	Percent Change
Publishing Net Revenues

PC	$97,184	36%	$21,590	30%	$75,594	350%

Console
PlayStation 2	87,762	33%	23,201	32%	64,561	278%
Microsoft Xbox	36,763	14%	12,939	18%	23,824	184%
Nintendo GameCube	20,717	8%	2,856	4%	17,861	625%
Other	300	-%	7,023	10%	(6,723)	(96)%
Total Console	145,542	55%	46,019	64%	99,523	216%

Hand-held
Game Boy Advance	23,669	9%	4,187	6%	19,482	465%

Total Publishing Net Revenues	$266,395	100%	$71,796	100%	$194,599	271%

Publishing net revenues increased 130% from $186.2 million for the six months ended September 30, 2003 to $428.0 million for the six months ended September 30, 2004.  The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the six months ended September 30, 2004 and 2003 (in thousands):

	Six Months Ended September 30, 2004	% of Publishing Net Revs.	Six Months Ended September 30, 2003	% of Publishing Net Revs.	Increase/ (Decrease)	Percent Change
Publishing Net Revenues

PC	$121,279	28%	$42,915	23%	$78,364	183%

Console
PlayStation 2	156,466	37%	65,654	35%	90,812	138%
Microsoft Xbox	62,599	15%	48,087	26%	14,512	30%
Nintendo GameCube	44,469	10%	9,082	5%	35,387	390%
Other	1,135	-%	11,680	6%	(10,545)	(90)%
Total Console	264,669	62%	134,503	72%	130,166	97%

Hand-held
Game Boy Advance	42,099	10%	8,783	5%	33,316	379%

Total Publishing Net Revenues	$428,047	100%	$186,201	100%	$241,846	130%

Personal Computer Net Revenue (in thousands)

	September 30, 2004	% of Publishing Net Revenue	September 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change
Three Months Ended	$97,184	36%	$21,590	30%	$75,594	350%
Six Months Ended	121,279	28%	42,915	23%	78,364	183%

Net revenue from sales of titles for the PC increased 350% from $21.6 million for the three months ended September 30, 2003 to $97.2 million for the three months ended September 30, 2004.  Our new release titles, specifically Doom 3, performed very well in both the domestic and international markets.  In addition, the number of premium PC titles released in the second quarter of fiscal 2005 increased to three titles from one title, which was only released internationally, in the second quarter of fiscal 2004.

Net revenue from sales of titles for the PC increased 183% from $42.9 million for the six months ended September 30, 2003 to $121.3 million for the six months ended September 30, 2004.  The increase was driven mainly by the releases of numerous “big proposition” titles including the releases of Spider-Man 2 and Shrek 2 in the first quarter of fiscal 2005 and Doom 3, Rome: Total War, and Call of Duty: United Offensive in the second quarter of fiscal 2005.  This compares to the releases of three new PC titles in the six months ended

September 30, 2003, X2: Wolverine’s Revenge, Medieval Total War: Viking Invasion, and Jedi Knight: Jedi Academy, which was released in international markets.

We expect fiscal 2005 PC publishing net revenues to continue to increase over fiscal 2005 due to continued catalog sales of Doom 3, Call of Duty: United Offensive, and Rome: Total War and the releases of Vampires: The Masquerade Bloodlines in the third quarter of fiscal 2005 and Doom 3: Resurrection of Evil in late fiscal 2005.

PlayStation 2 Net Revenue (in thousands)

	September 30, 2004	% of Publishing Net Revenue	September 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change
Three Months Ended	$87,762	33%	$23,201	32%	$64,561	278%
Six Months Ended	156,466	37%	65,654	35%	90,812	138%

Net revenue from sales of titles for the PS2 increased 278% from $23.2 million for the three months ended September 30, 2003 to $87.8 million for the three months ended September 30, 2004.  This was driven by an increase in the number of new PS2 titles in the second quarter of fiscal 2005 to four from two in fiscal 2004 and continued strong sales of our catalog titles including Shrek 2 and Spider-Man 2.  In the second quarter of fiscal 2005 we released X-Men Legends, Dreamworks’ Shark Tale, Cabela’s Deer Hunt 2005, and Rapala’s Pro Fishing for the PS2.

Net revenue from sales of titles for the PS2 increased 138% from $65.7 million for the six months ended September 30, 2003 to $156.5 million for the six months ended September 30, 2004.  This was driven by the second quarter releases discussed above and the first quarter releases and continued strong sales of Spider-Man 2 and Shrek 2.

We expect the overall installed base of the PS2 to continue to increase for the remainder of the fiscal year due to recent price cuts and a redesigned PS2 console.  As the installed base increases we expect our overall net revenues from PS2 sales to continue to increase over prior periods.

Microsoft Xbox Net Revenue (in thousands)

	September 30, 2004	% of Publishing Net Revenue	September 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change
Three Months Ended	$36,763	14%	$12,939	18%	$23,824	184%
Six Months Ended	62,599	15%	48,087	26%	14,512	30%

Net revenue from sales of titles for the Xbox increased 184% from $12.9 million for the three months ended September 30, 2003 to $36.8 million for the three months ended September 30, 2004.  The increase is due to an increase in the number of Xbox titles released in the second quarter of fiscal 2005 to four from two in the second quarter of fiscal 2004.   In the second quarter of fiscal 2005 we released X-Men Legends, Dreamworks’ Shark Tale, Cabela’s Deer Hunt 2005, and Rapala’s Pro Fishing for the Xbox.

Net revenue from sales of titles for the Xbox increased 30% from $48.1 million for the six months ended September 30, 2003 to $62.6 million for the six months ended September 30, 2004.  The increase is due to the strength of the second quarter releases mentioned above.  This was partially offset by the first quarter fiscal 2005 releases on Xbox of Spider-Man 2 and Shrek 2, which reflected solid sales both in the domestic and international markets, but did not perform as well on the Xbox as they did on other platforms as these titles were not as focused toward the demographic of the Xbox audience as compared to the titles released in the first quarter of fiscal 2004, X2: Wolverine’s Revenge, Return to Castle Wolfenstein, Wakeboarding Unleashed and Soldier of Fortune II: Double Helix.

We expect the overall installed base of the Xbox, which has been the fastest selling console this year, to continue to increase for the remainder of the fiscal year.  As the installed base increases we also expect our overall net revenues from Xbox sales to continue to increase over prior periods.

Nintendo GameCube Net Revenue (in thousands)

	September 30, 2004	% of Publishing Net Revenue	September 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change
Three Months Ended	$20,717	8%	$2,856	4%	$17,861	625%
Six Months Ended	44,469	10%	9,082	5%	35,387	390%

Net revenue from sales of titles for the Nintendo GameCube increased 625% from $2.9 million for the three months ended September 30, 2003 to $20.7 million for the three months ended September 30, 2004.   The increase is mainly due to continued strong catalog sales of Spider-Man 2 and new North American releases of Dreamworks’ Shark Tale and X-Men Legends. These titles performed very well as they were targeted toward the demographic of the GameCube audience.  This compares to one new GameCube release in the second quarter of fiscal 2004, Disney’s Extreme Skate Adventure.

Net revenue from sales of titles for the Nintendo GameCube increased 390% from $9.1 million for the six months ended September 30, 2003 to $44.5 million for the six months ended September 30, 2004.  Although the number of GameCube titles released in the first six months of fiscal 2005 remained relatively consistent with the first six months of fiscal 2004, performance of our first quarter fiscal 2005 releases of Spider-Man 2 and Shrek 2 and our second quarter North American releases of Dreamworks’ Shark Tale and X-Men Legends were stronger as these titles were targeted toward the demographic of the GameCube audience.

We expect the overall installed base of the GameCube to increase marginally for the remainder of the fiscal year.

Game Boy Advance Net Revenue (in thousands)

	September 30, 2004	% of Publishing Net Revenue	September 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change
Three Months Ended	$23,669	9%	$4,187	6%	$19,482	465%
Six Months Ended	42,099	10%	8,783	5%	33,316	379%

Net revenue from sales of titles for the GBA for the three months ended September 30, 2004 increased 465% from the prior fiscal year, from $4.2 million to $23.7 million.  Dreamworks’ Shark Tale in the second quarter of fiscal 2005, which performed very well in the North American market, combined with the continued strong performance of the two titles released in the first quarter of fiscal 2005, Spider-Man 2 and Shrek 2.  These titles were targeted toward the demographic of the GBA audience and performed in line with expectations.

Net revenue from sales of titles for the GBA for the six months ended September 30, 2004 increased 379% from the prior fiscal year, from $8.8 million to $42.1 million.  The increase is due to three strong releases, Dreamworks’ Shark Tale, Spider-Man 2 and Shrek 2 which were targeted toward the demographic of the GBA audience.  By contrast, there were two releases in the six months ended September 30, 2003, Disney’s Extreme Skate Adventure and X2: Wolverine’s Revenge.

We expect the hand-held installed base to grow with the recent price cut of the GBA and the release of the NDS and PSP which are expected to launch in late calendar year 2004 and early calendar year 2005, respectively.  In addition, in fiscal 2005, as the GBA hardware approaches the peak of its life cycle, we expect to increase our focus on developing GBA games for mass-market consumers.

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base and the introduction of new hardware platforms, as well as the timing of key product releases from our product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base.  We expect net revenues from hand-held titles to remain the smallest component of our publishing net revenues.  However, when the PSP and/or the NDS hand-held devices are introduced, we may see an increase in our hand-held business in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful titles.  For example, for the three months ended September 30, 2004, 42% of our consolidated net revenues and 49% of worldwide publishing net revenues were derived from net revenues from our Spider-Man 2 and Doom 3 titles.  For the six months ended September 30, 2004, 39% of our consolidated net revenues and 47% of worldwide publishing net revenues were derived from net revenues from our Spider-Man 2 and Doom 3 titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles.   We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Two factors that could affect future publishing and distribution net revenue performance are console hardware pricing and software pricing. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Price cuts on Xbox, PS2, and GBA hardware were announced in March, May, and September 2004, respectively.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  While we expect console software launch pricing at retail for most genres to hold at $49.99 through the calendar 2004 holidays, we believe we could see software price declines thereafter.

Distribution Net Revenue (in thousands)

	September 30, 2004	% of Consolidated Net Revenue	September 30, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

Three Months Ended	$44,231	14%	$45,727	39%	$(1,496)	(3)%
Six Months Ended	93,855	18%	90,047	33%	3,808	4%

Distribution net revenues for the three months ended September 30, 2004 decreased 3% from the prior fiscal year, from $45.7 million to $44.2 million.  The decrease was primarily due to slow sales of hardware consoles up until the recent European price cuts in late August.  This was partially offset by a positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar of $4.7 million.  Excluding the impact of the changing foreign currency rates, our distribution net revenue decreased 14% year-over-year.

Distribution net revenues for the six months ended September 30, 2004 increased 4% from the prior fiscal year, from $90.0 million to $93.9 million.  The increase was primarily due to the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar for the six months ended September 30, 2004 of $9.5 million, partially offset by the reduced hardware console sales discussed above.  Excluding the impact of the changing foreign currency rates, our distribution net revenue decreased 6.3% year-over-year

The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms, our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers and the success of third-party published titles.  We are expecting our total fiscal 2005 distribution revenues to be in line with fiscal 2004.

Costs and Expenses

Cost of Sales — Product Costs (in thousands)

	September 30, 2004	% of Consolidated Net Revenue	September 30, 2003	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

Three Months Ended	$123,177	40%	$72,391	61%	$50,786	70%
Six Months Ended	212,265	41%	149,001	54%	63,264	42%

Cost of sales — product costs represented 40% and 61% of consolidated net revenues for the three months ended September 30, 2004 and 2003, respectively.  In absolute dollars, cost of sales — product costs increased 70% due to significantly higher sales volume in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.

Cost of sales — product costs represented 41% and 54% of consolidated net revenues for the six months ended September 30, 2004 and 2003, respectively.  In absolute dollars, cost of sales — product costs increased 42% due to significantly higher sales volume in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004.

                The primary factors affecting the reduction in the cost of sales — product costs as a percentage of consolidated net revenues are:

•                  Increased ability to maintain premium pricing on “big proposition” titles for both the three and six months ended September 30, 2004.

•                  A lower percentage of revenues generated from our distribution business in the three and six months ended September 30, 2004.

•                  Our PC revenues jumped from 30% to 36% of Publishing net revenue for the three months ended September 30, 2004 and from 23% to 28% of Publishing net revenues for the six months ended September 30, 2004 due to the releases of Doom 3, Rome: Total War, and Call of Duty: United Offensive.  PC platform titles typically carry the lowest product costs as a percentage of  selling price.

We expect cost of sales — product costs as a percentage of net revenues to continue to be lower than the comparable period in the prior fiscal year throughout fiscal 2005.  This is primarily due to a lower percentage of revenue generated from our distribution business in fiscal 2005, which is a lower margin business.  We may also continue to experience a benefit from changes in product mix in fiscal 2005 due to the increase in PC publishing net revenues as a percentage of total publishing net revenues and the focus on “big proposition” titles, for which we could benefit from higher retail pricing and manufacturing volume discounts.

Cost of Sales — Software Royalties and Amortization (in thousands)

	September 30, 2004	% of Publishing Net Revenue	September 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

Three Months Ended	$46,363	17%	$11,397	16%	$34,966	307%
Six Months Ended	58,646	14%	26,895	14%	31,751	118%

Cost of sales — software royalties and amortization as a percentage of publishing net revenues of 17% for the three months ended September 30, 2004 remained relatively flat compared to 16% for the three months ended September 30, 2003.  In absolute dollars, cost of sales — software royalties and amortization for the three months ended September 30, 2004 increased from the prior fiscal year, from $11.4 million to $46.4 million.  This increase is due to a substantially higher sales volume which results in greater royalties paid to the console hardware manufacturers.

   Cost of sales — software royalties and amortization as a percentage of publishing net revenues remained flat at 14% for the six months ended September 30, 2004 and 2003.  In absolute dollars, cost of sales — software royalties and amortization for the six months ended September 30, 2004 increased $31.8 million from the prior fiscal year, from $26.9 million for the six months ended September 30, 2003 to $58.6 million.  This increase is due to substantially higher sales volume which results in greater royalties paid to the console hardware manufacturers.

Cost of Sales — Intellectual Property Licenses (in thousands)

	September 30, 2004	% of Publishing Net Revenue	September 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

Three Months Ended	$17,551	7%	$7,401	10%	$10,150	137%
Six Months Ended	35,199	8%	17,544	9%	17,655	101%

Cost of sales — intellectual property licenses for the three months ended September 30, 2004 increased in absolute dollars by 137% from $7.4 million for the three months ended September 30, 2003 to $17.6 million for the three months ended September 30, 2004 while the percentage of publishing net revenues decreased from 10% to 7%.   The decrease in the percentage of publishing net revenues was due primarily to the release of titles with higher royalty rates in the three months ended September 30, 2003.

Cost of sales — intellectual property licenses for the six months ended September 30, 2004 increased in absolute dollars by 101% from $17.5 million for the six months ended September 30, 2003 to $35.2 million for the six months ended September 30, 2004 while the percentage of publishing net revenues remained relatively flat over the same period last year, decreasing from 9% to 8%.

We expect cost of sales — intellectual property licenses to increase in fiscal 2005 as compared to fiscal 2004, as we expect to have more titles releasing with licensed intellectual property.

Product Development (in thousands)

	September 30, 2004	% of Publishing Net Revenue	September 30, 2003	% of Publishing Net Revenue	Increase/ (Decrease)	Percent Change

Three Months Ended	$19,881	7%	$15,894	22%	$3,987	25%
Six Months Ended	40,986	10%	29,474	16%	11,512	39%

Product development expenses for the three months ended September 30, 2004 decreased as a percentage of publishing net revenues as compared to the three months ended September 30, 2003, from 22% to 7%. In absolute dollars, product development expenses for the three months ended September 30, 2004 increased approximately $4.0 million compared to the three months ended September 30, 2003, from $15.9 million to $19.9 million.

Product development expenses for the six months ended September 30, 2004 decreased as a percentage of publishing net revenues as compared to the six months ended September 30, 2003, from 16% to 10%. In absolute dollars, product development expenses for the six months ended September 30, 2004 increased approximately $11.5 million compared to the six months ended September 30, 2003, from $29.5 million to $41.0 million.

The decrease in product development as a percentage of publishing net revenues for both the three and six months ended September 30, 2004 resulted from substantially higher sales volumes due to the release of many more “big proposition” titles compared to the same periods last year.

The increase in product development in absolute dollars for both the three and six months ended September 30, 2004 resulted from:

•                  Higher game development costs as development time and team sizes as well as quality assurance time increased due to enhanced production values and to support more complex and robust gaming experiences.

•                  The increase in absolute dollars is also due to an increase in studio employee incentive compensation as a result of the strong performances of key fiscal 2005 title releases such as Spider-Man 2, Shrek 2, and X-Men Legends.

Sales and Marketing (in thousands)

		% of		% of
	September 30,	Consolidated	September 30,	Consolidated	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$53,234	17%	$17,237	15%	$35,997	209%
Six Months Ended	94,968	18%	43,522	16%	51,446	118%

Sales and marketing expenses of $53.2 million and $17.2 million represented 17% and 15% of consolidated net revenues for the three months ended September 30, 2004 and 2003, respectively.  The increases both in absolute dollars and as a percentage of net revenues was primarily generated by our publishing business as a result of significant marketing programs, including television and in-theatre ad campaigns and in-

store promotions, run in support of our three key fiscal 2005 second quarter “big proposition” title releases, Doom 3, Dreamworks’ Shark Tale, and X-Men Legends as well as continued expenses to support the Spider-Man 2 and Shrek 2 titles.

Sales and marketing expenses increased 118% from $43.5 million and 16% of consolidated net revenue for the six months ended September 30, 2003 to approximately $95.0 million and 18% of consolidated net revenue for the six months ended September 30, 2004.  The increases both in absolute dollars and as a percentage of net revenues was primarily generated by our publishing business as a result of significant marketing programs, including television and in-theatre ad campaigns and in-store promotions, run in support of our key fiscal 2005 first half “big proposition” title releases, Spider-Man 2, Shrek 2, Doom 3, Dreamworks’ Shark Tale, and X-Men Legends.  We currently believe that this increased spending will lengthen the product sales life cycle and add to the long term prospects of the respective product lines.

We expect to continue to provide significant marketing support for our future “big proposition” titles in launch and subsequent quarters.  Accordingly, we expect fiscal 2005 sales and marketing costs to exceed fiscal 2004 spending levels.

General and Administrative (in thousands)

		% of		% of
	September 30,	Consolidated	September 30,	Consolidated	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$15,762	5%	$10,136	9%	$5,626	56%
Six Months Ended	29,447	5%	21,599	8%	7,848	36%

General and administrative expenses for the three months ended September 30, 2004 increased $5.6 million over the same period last year, from $10.1 million to $15.8 million.  As a percentage of consolidated net revenues, general and administrative expenses decreased from 9% to 5% for the three months ended September 30, 2003 and 2004, respectively.   The increase in absolute dollars was primarily due to an increase in internal and external costs to support Sarbanes-Oxley related compliance combined with costs associated with our European expansion into Spain and Italy.  The decrease as a percentage of consolidated net revenue is due mainly to the significant increase in sales volume.

For the six months ended September 30, 2004, general and administrative expenses increased $7.8 million or 36% over the same period last year, from $21.6 million to $29.4 million.  As a percentage of consolidated net revenues, general and administrative expenses declined from 8% to 5%.  Consistent with above, the increase in absolute dollars was primarily due to an increase in internal and external costs to support Sarbanes-Oxley related compliance combined with the our European expansion into Spain and Italy.  The decrease as a percentage of consolidated net revenue is due mainly to the significant increase in sales volume.

Operating Income (Loss) (in thousands)

		% of		% of
	September 30,	Segment	September 30,	Segment	Increase/	Percent
	2004	Net Revs.	2003	Net Revs.	(Decrease)	Change

Three Months Ended
Publishing	$31,609	12%	$(16,894)	(24)%	$48,503	287%
Distribution	3,049	7%	(39)	-	3,088	7,918%
Consolidated	$34,658	11%	$(16,933)	(14)%	$51,591	305%

Publishing operating income (loss) for the three months ended September 30, 2004 increased $48.5 million or 287% from the same period last year, from a loss of $(16.9) million to income of $31.6 million.  International publishing operating income for the three months ended September 30, 2004 benefited from the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  Excluding the impact of changes in foreign currency rates, publishing operating income for the three months ended June 30, 2004 increased approximately $43.5 million from the same period last year. This increase is primarily due to:

•                  Strong performance in both the domestic and international markets of our fiscal 2005 second quarter title releases.

Partially offset by:

•                  Increased sales and marketing spending to support our “big proposition” titles.

Distribution operating income (loss) for the three months ended September 30, 2004 increased by $3.1 million over the same period last year, from a loss of $(39,000) to income of $3.0 million.  Excluding the impact of changes in foreign currency rates, distribution operating income for the three months ended September 30, 2004 increased by approximately $2.8 million from the same period last year. This increase is primarily due to to a shift in the mix of hardware versus software sales as software tends to be a higher margin business.

		% of		% of
	September 30,	Segment	September 30,	Segment	Increase/	Percent
	2004	Net Revs.	2003	Net Revs.	(Decrease)	Change

Six Months Ended
Publishing	$47,503	11%	$(11,724)	(6)%	$59,227	505%
Distribution	2,888	3%	(63)	-	2,951	4,684%
Consolidated	$50,391	10%	$(11,787)	(4)%	$62,178	528%

Publishing operating income for the six months ended September 30, 2004 increased $59.2 million from the same period last year, from a loss of $(11.7) million to income of $47.5 million.  International publishing operating income for the six months ended September 30, 2004 benefited from the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  Excluding the impact of changes in foreign currency rates, publishing operating income for the six months ended September 30, 2004 increased approximately $53.4 million from the same period last year. This increase is primarily due to:

•                  Strong performance in both the domestic and international markets of our fiscal 2005 title releases.

Partially offset by:

•                  Increased sales and marketing spending to support our “big proposition” titles.

Distribution operating income (loss) for the six months ended September 30, 2004 increased $3.0 million over the same period last year, from a loss of $(63,000) to income of $2.9 million.  Excluding the impact of changes in foreign currency rates, distribution operating income for the six months ended September 30, 2004 increased by $2.7 million from the same period last year.  This increase is primarily due to a shift in the mix of hardware versus software sales as software tends to be a higher margin business.

Investment Income, Net (in thousands)

		% of		% of
	September 30,	Consolidated	September 30,	Consolidated	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$2,645	1%	$1,404	1%	$1,241	88%
Six Months Ended	4,757	1%	2,661	1%	2,096	79%

Investment income, net for the three months ended September 30, 2004 was $2.6 million as compared to $1.4 million for the three months ended September 30, 2003.  The increase was primarily due to higher invested balances during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and a realized gain of $0.5 million on the partial sale of an investment in common stock.

Investment income, net for the six months ended September 30, 2004 increased $2.1 million from $2.7 million for the six months ended September 30, 2003 as compared to $4.8 million for the six months ended September 30, 2004.  The increase was primarily due to higher invested balances during the six months ended September 30, 2004 as compared to the six months ended September 30, 2003 and a realized gain in the second quarter of fiscal 2005 of $0.5 million on the partial sale of an investment in common stock.

Provision (Benefit) for Income Taxes (in thousands)

		% of		% of
	September 30,	Pretax	September 30,	Pretax	Increase/	Percent
	2004	Income	2003	Income	(Decrease)	Change

Three Months Ended	$11,760	32%	$(5,436)	35%	$17,196	316%
Six Months Ended	17,648	32%	(3,196)	35%	20,844	652%

The income tax provision of $11.8 million and $17.6 million for the three months and six months ended September 30, 2004, respectively, reflects our effective income tax rate of 32%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, offset by an increase in state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Liquidity and Capital Resources

Sources of Liquidity

(in thousands)

	September 30, 2004	March 31, 2004	Increase/ (Decrease)
Cash and cash equivalents	$389,791	$466,552	$(76,761)
Short-term investments	216,296	121,097	95,199
	$606,087	$587,649	$18,438

Percentage of total assets	55%	61%

	For the six months ended September 30, 2004	For the six months ended September 30, 2003	Increase/ (Decrease)
Cash flows provided by (used in) operating activities	$10,710	$(52,089)	$62,799
Cash flows provided by (used in) investing activities	(98,841)	15,165	(114,006)
Cash flows provided by financing activities	12,602	61,348	(48,746)

As of September 30, 2004, our primary source of liquidity is comprised of $389.8 million of cash and cash equivalents and $216.3 million of short-term investments.  We believe that we have sufficient working capital ($738.5 million at September 30, 2004), as well as funds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products.

We actively manage our capital structure as a component of our overall business strategy.  When we determine that market conditions are appropriate, we may seek to achieve long-term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Cash Flows

Cash and cash equivalents were $389.8 million at September 30, 2004 compared to $466.6 million at March 31, 2004.  Activity in cash and cash equivalents for the six months ended September 30, 2004 included $10.7 million provided by operating activities, $98.8 million used in investing activities, and $12.6 million provided by financing activities. The primary drivers of operating cash flows were net income generated by increased sales volume and amortization of capitalized software development costs and intellectual property licenses for titles released in the first half of fiscal 2005.  This was offset by increased accounts receivable and inventories at the end of the six months and continued investment in software development and intellectual property rights.  The increase in accounts receivable and inventories was due to the late second quarter releases in North America of Dreamworks’ Shark Tale and X-Men Legends and an early fiscal third quarter worldwide release of Tony Hawk’s Underground 2.  In the six months ended September 30, 2004, we spent approximately $66.3 million in connection with the development and acquisition of publishing or distribution rights for products being developed by third parties and the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as incurrence of product development costs relating to internally developed products.

We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.  We currently expect that a primary source of future liquidity, both short-term and long-term, will cash flows from continuing operations.

For the six months ended September 30, 2004, cash flows used in investing activities were principally due to the purchase of short-term investments.  Cash provided by financing activities for the same period is the result of the issuance of common stock related to employee stock option and stock purchase plans.

Key Balance Sheet Accounts

Accounts Receivable

(amounts in thousands)	September 30, 2004	March 31, 2004	Increase/ (Decrease)
Gross accounts receivable	$200,265	$109,605	$90,660
Net accounts receivable	138,586	62,577	76,009

The increase in gross accounts receivable was primarily the result of the number and timing of late quarter releases.  Dreamworks’ Shark Tale, Rome: Total War, and X-Men Legends were all released in North America in late September and combined for sales of approximately 1.9 million units as of September 30, 2004.  Significant shipments were made to customers at the end of the quarter and the related receivables were not due prior to quarter end.

Reserves for returns and price protection as a percentage of gross accounts receivable declined from 41% as of March 31, 2004 to 29% as of September 30, 2004.  Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts and Inventory Obsolescence in Item 2: Critical Accounting Policies).  The decrease in reserves for returns and price protection as a percentage of receivables reflects the fact that there were no new releases in the fourth quarter of fiscal 2004 compared to five “big proposition” new releases in the second quarter of fiscal 2005.  Catalog titles typically have a higher reserve as a percentage of accounts receivable compared to new releases as they are later in their life cycle and at a reduced selling price.

Inventories

(amounts in thousands)	September 30, 2004	March 31, 2004	Increase/ (Decrease)
Inventories	$63,690	$26,427	$37,263

The increase in inventories was primarily the result of:

•                  Higher inventory in our European territories in anticipation of our early October European releases of Rome: Total War, Dreamworks’ Shark Tale, and X-Men Legends.

•                  Higher inventory in all territories in anticipation of the early October release of one of our biggest titles, Tony Hawk’s Underground 2.

Software Development and Intellectual Property Licenses

(amounts in thousands)	September 30, 2004	March 31, 2004	Increase/ (Decrease)
Software development and intellectual property licenses	$136,285	$135,201	$1,084

Software development and intellectual property licenses was slightly higher at the end of the second quarter of fiscal 2005 as a result of:

•                  Continued investment in software development and intellectual property licenses.  We capitalized approximately $66.3 million in the six months ended September 30, 2004 in connection with the development and acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products.

Offset by:

•                  $65.2 million of amortization of capitalized software development costs and intellectual property licenses.

Accounts Payable

(amounts in thousands)	September 30, 2004	March 31, 2004	Increase/ (Decrease)
Accounts payable	$103,001	$72,874	$30,127

The increase in accounts payable was primarily the result of:

•                  Increased inventory purchases by our publishing business to support the launch of several of our early October title releases.

Accrued Expenses

(amounts in thousands)	September 30, 2004	March 31, 2004	Increase/ (Decrease)
Accrued expenses	$113,341	$63,205	$50,136

The increase in accrued expenses was primarily driven by increases in accrued royalties of $23.7 million due to strong sales on titles released in the second quarter of fiscal 2005 combined with increases in marketing accruals.  This is partially offset by a decrease in the bonus accrual due to the payment of fiscal 2004 bonuses in the first quarter of fiscal 2005.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provides Centresoft with the ability to borrow up to GBP 8.0 million ($14.3 million), including issuing letters of credit, on a revolving basis as of September 30, 2004. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary as of September 30, 2004.  The UK Facility bore interest at LIBOR plus 2.0% as of September 30, 2004, is collateralized by substantially all of the assets of the subsidiary and expires in November 2005.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among other things, fixed charges.  As of September 30, 2004, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of September 30, 2004.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of September 30, 2004, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding under the German Facility as of September 30, 2004.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of September 30, 2004, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility	Developer
	Leases	and IP	Marketing	Total
Fiscal year ending March 31,
2005	$4,930	$35,750	$14,872	$55,552
2006	9,058	21,451	11,500	42,009
2007	8,175	8,475	10,000	26,650
2008	5,341	1,775	5,000	12,116
2009	4,476	2,900	—	7,376
Thereafter	18,914	—	—	18,914
Total	$50,894	$70,351	$41,372	$162,617

The developer and intellectual property commitments above exclude approximately $9.3 million of commitments originally scheduled to be paid between fiscal 2004 through fiscal 2007 relating to an intellectual property rights agreement with a third party.  Effective June 30, 2003, we terminated the agreement and filed a breach of contract suit against the third party.

Financial Disclosure

We maintain internal controls over financial reporting, which generally include those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. We also are focused on our “disclosure controls and procedures,” which, as defined by the Securities and Exchange Commission, are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the Securities and Exchange Commission is reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is communicated to management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Disclosure Committee, which operates under the Board-approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure-relevant information.  These quarterly reports are reviewed by certain key corporate finance representatives.  These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee.  Finance representatives also conduct reviews with our senior management team, our external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the Securities and Exchange Commission.  Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the Principal Executive Officers and the Chief Financial Officer review and make various certifications regarding the accuracy of our periodic public reports filed with the Securities and Exchange Commission, our disclosure controls and procedures, and our internal controls over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal controls over financial reporting, and will make refinements as necessary.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of September 30, 2004, our cash equivalents and short-term investments included debt securities of $338.0 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of September 30, 2004 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	1.83%	$123,100	$123,100
Variable rate	1.61	131,023	131,023

Short-term investments:
Fixed rate	1.74%	$215,702	$214,875

Our short-term investments generally mature between three months and two years.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of September 30, 2004, there were no hedging contracts outstanding.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of the principal executive officers and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the principal executive officers and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Activision to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls

There was no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors.  The complaint, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that our revenues and assets were overstated during the period between February 1, 2001 and December 17, 2002, was filed in the United States District Court, Central District of California by the Construction Industry and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  Five additional purported class actions have subsequently been filed by Gianni Angeloni, Christopher Hinton, Stephen Anish, the Alaska Electrical Pension Fund, and Joseph A. Romans asserting similar claims.  Five of the six actions have been transferred to the same court where the first-filed complaint was pending.  In addition, on March 12, 2004, a shareholder derivative lawsuit was filed, which in large measure asserts the same claims set forth in the federal class action lawsuit.  That complaint was filed in Superior Court for the County of Los Angeles.  We strongly deny these allegations and will vigorously defend these cases.

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2004 Annual Meeting of the Stockholders on September 21, 2004 in Beverly Hills, California.  Two items were submitted to a vote of the stockholders: (1) the election of eight directors to hold office for one year terms and until their respective successors are duly elected and qualified; and (2) the approval of the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending March 31, 2005.

All eight directors were recommended by the Board of Directors and all were elected.  Set forth below are the results of the voting for each director.

	For	Withheld
Robert J. Corti	116,971,081	6,262,635
Ronald Doornink	73,458,102	49,775,614
Kenneth L. Henderson	64,969,050	58,264,666
Barbara S. Isgur	110,256,126	12,977,590
Brian G. Kelly	75,580,145	47,653,571
Robert A. Kotick	76,162,496	47,071,220
Robert J. Morgado	120,764,304	2,469,412
Peter J. Nolan	117,073,914	6,159,802

The selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending March 31, 2005 was approved.  Set forth below are the results of the voting.

For	Against	Abstain
121,440,749	1,697,830	95,137

Item 6.  Exhibits

(a)   Exhibits

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

10.1                                                                           Employment agreement dated August 20, 2004 between Activision and William J. Chardavoyne.

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

Date:     November 5, 2004

ACTIVISION, INC.

/s/ William J. Chardavoyne
William J. Chardavoyne Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)