Form 10-Q
period 2004-12-31
ACTIVISION INC /NY
filed 2005-02-08
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

The number of shares of the registrant’s Common Stock outstanding as of February 1, 2005 was 142,323,269.

ACTIVISION, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of December 31, 2004 (Unaudited) and March 31, 2004

Consolidated Statements of Operations for the three and nine months ended December 31, 2004 and 2003 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended December 31, 2004 and 2003 (Unaudited)

Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended December 31, 2004 (Unaudited)

Notes to Consolidated Financial Statements for the three and nine months ended December 31, 2004 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS

Part I. Financial Information.

Item 1. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004 (Unaudited)	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$402,530	$466,552
Short-term investments	310,650	121,097
Accounts receivable, net of allowances of $83,209 and $47,028 at December 31, 2004 and March 31, 2004, respectively	344,894	62,577
Inventories	41,656	26,427
Software development	61,550	58,320
Intellectual property licenses	19,908	32,115
Deferred income taxes	13,689	26,127
Other current assets	17,424	18,660

Total current assets	1,212,301	811,875

Software development	13,384	28,386
Intellectual property licenses	11,624	16,380
Property and equipment, net	26,798	25,539
Deferred income taxes	—	9,064
Other assets	2,530	1,080
Goodwill	77,992	76,493

Total assets	$1,344,629	$968,817

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$156,376	$72,874
Accrued expenses	155,057	63,205

Total current liabilities	311,433	136,079

Deferred income taxes	12,712	—

Total liabilities	324,145	136,079

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at December 31, 2004 and March 31, 2004	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at December 31, 2004 and March 31, 2004	—	—
Common stock, $.000001 par value, 225,000,000 shares authorized, 171,000,166 and 166,876,567 shares issued and 141,454,841 and 137,331,242 shares outstanding at December 31, 2004 and March 31, 2004, respectively	—	—
Additional paid-in capital	803,753	758,626
Retained earnings	343,041	208,279
Less: Treasury stock, at cost, 29,545,325 and 29,545,325 shares at December 31, 2004 and March 31, 2004, respectively	(144,128)	(144,128)
Accumulated other comprehensive income	17,818	9,961

Total shareholders’ equity	1,020,484	832,738

Total liabilities and shareholders’ equity	$1,344,629	$968,817

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended December 31,		For the nine months ended December 31,
	2004	2003	2004	2003

Net revenues	$680,094	$508,511	$1,201,996	$784,759

Costs and expenses:
Cost of sales — product costs	316,494	235,301	528,759	384,302
Cost of sales — software royalties and amortization	58,200	23,680	116,846	50,575
Cost of sales — intellectual property licenses	22,598	9,464	57,797	27,008
Product development	25,068	50,354	66,054	79,828
Sales and marketing	105,248	58,503	200,216	102,025
General and administrative	15,407	14,248	44,854	35,847

Total costs and expenses	543,015	391,550	1,014,526	679,585

Operating income	137,079	116,961	187,470	105,174

Investment income, net	3,197	1,464	7,954	4,125

Income before income tax provision	140,276	118,425	195,424	109,299

Income tax provision	43,014	41,444	60,662	38,248

Net income	$97,262	$76,981	$134,762	$71,051

Basic earnings per share	$0.70	$0.58	$0.97	$0.54

Weighted average common shares outstanding	139,820	133,145	138,700	132,488

Diluted earnings per share	$0.63	$0.53	$0.87	$0.49

Weighted average common shares outstanding assuming dilution	155,592	146,027	154,418	143,679

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	For the nine months ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$134,762	$71,051
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	34,214	18,626
Realized gain on short term investments	(471)	—
Depreciation and amortization	7,742	7,711
Amortization and write-offs of capitalized software development costs and intellectual property licenses	125,682	76,276
Tax benefit of stock options and warrants exercised	13,802	3,567
Changes in operating assets and liabilities:
Accounts receivable	(282,317)	(226,007)
Inventories	(15,229)	(15,929)
Software development and intellectual property licenses	(96,947)	(88,714)
Other assets	(214)	(968)
Accounts payable	83,502	125,225
Accrued expenses and other liabilities	91,852	75,496

Net cash provided by operating activities	96,378	46,334

Cash flows from investing activities:
Capital expenditures	(8,030)	(9,455)
Purchases of short-term investments	(242,039)	(131,058)
Proceeds from sales and maturities of short-term investments	51,778	126,136
Cash payment to effect business combinations, net of cash acquired	—	(3,480)

Net cash used in investing activities	(198,291)	(17,857)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	30,134	11,389
Other borrowings, net	—	(2,818)
Purchase of structured stock repurchase transactions	—	(52,621)
Settlement of structured stock repurchase transactions	—	166,521
Purchase of treasury stock	—	(19,996)

Net cash provided by financing activities	30,134	102,475

Effect of exchange rate changes on cash	7,757	8,918

Net (decrease) increase in cash and cash equivalents	(64,022)	139,870

Cash and cash equivalents at beginning of period	466,552	285,554

Cash and cash equivalents at end of period	$402,530	$425,424

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months ended December 31, 2004

(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance, March 31, 2004	166,877	$—	$758,626	$208,279	(29,546)	$(144,128)	$9,961	$832,738
Components of comprehensive income:
Net income	—	—	—	134,762	—	—	—	134,762
Unrealized loss on short-term investments	—	—	—	—	—	—	(1,179)	(1,179)
Foreign currency translation adjustment	—	—	—	—	—	—	9,036	9,036
Total comprehensive income								142,619
Issuance of common stock pursuant to employee stock option and stock purchase plans	4,041	—	30,134	—	—	—	—	30,134
Issuance of stock to effect business combination	82	—	1,191	—	—	—	—	1,191
Tax benefit attributable to employee stock options	—	—	13,802	—	—	—	—	13,802

Balance, December 31, 2004	171,000	$—	$803,753	$343,041	(29,546)	$(144,128)	$17,818	$1,020,484

The accompanying notes are an integral part of these consolidated financial statements

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Three and Nine Months ended December 31, 2004

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

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge.

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

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Additionally, as noted above, as many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Revenue Recognition

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers. Certain products are sold to customers with a street date (the date that products are made widely available by retailers). For these products we recognize revenue no earlier than the street date. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection. With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned. In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable. Revenue recognition also determines the timing of certain expenses, including cost of sales — intellectual property licenses and cost of sales — software royalties and amortization.

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123 “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date. Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date. Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price. At December 31, 2004, we had several stock-based employee compensation plans, which are described more fully in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2004 filed with the SEC. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Net income, as reported	$97,262	$76,981	$134,762	$71,051
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	126	—	126
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,242)	(3,693)	(11,667)	(13,432)
Pro forma net income	$94,020	$73,414	$123,095	$57,745

Earnings per share:
Basic — as reported	$0.70	$0.58	$0.97	$0.54
Basic — pro forma	$0.67	$0.55	$0.89	$0.44

Diluted — as reported	$0.63	$0.53	$0.87	$0.49
Diluted — pro forma	$0.60	$0.50	$0.80	$0.40

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating expected stock price volatility. For options granted in each of the quarters in the nine months ended December 31, 2004 and 2003, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility ranging from 45% to 48% and 47% to 52%, respectively. For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered. Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.

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

3.     Cash, Cash Equivalents and Short-term Investments

Short-term investments generally mature between three and thirty months. Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such securities represent the investment of cash that is available for current operations. All of our short-term investments are classified as available-for-sale and are carried at fair market value with unrealized appreciation (depreciation) reported as a separate component of accumulated other comprehensive income in shareholders’ equity. The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment income, net.

The following table summarizes our investments in securities as of December 31, 2004 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$201,929	$—	$—	201,929
Money market instruments	90,362	—	—	90,362
Auction rate notes	110,239	—	—	110,239

Cash and cash equivalents	402,530	—	—	402,530

Short-term investments:
Corporate bonds	93,081	—	(650)	92,431
Taxable senior debt	15,019	1	—	15,020
U.S. agency issues	161,854	—	(951)	160,903
Asset-backed securities	40,601	23	(609)	40,015
Common stock	167	1,104	—	1,271
Municipal bonds	1,010	—	—	1,010

Short-term investments	311,732	1,128	(2,210)	310,650

Cash, cash equivalents and short-term investments	$714,262	$1,128	$(2,210)	$713,180

The following table summarizes the maturities of our investments in debt securities as of December 31, 2004 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$271,182	$270,405
Due after one year through thirty months	110,021	109,198
	381,203	379,603
Asset-backed securities	40,601	40,015
Total	$421,804	$419,618

For the three months ended December 31, 2004, there were no gross realized gains or losses on short-term investments. For the nine months ended December 31, 2004, net realized gains on short-term investments consisted of $471,000 of gross realized gains and no gross realized losses.

For the three months ended December 31, 2003, net realized gains on short-term investments consisted of $1,000 of gross realized gains and no gross realized losses. For the nine months ended December 31, 2003, net realized gains on short-term investments consisted of $21,000 of gross realized gains and $4,000 of gross realized losses.

4.     Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Our inventories consist of the following (amounts in thousands):

	December 31, 2004	March 31, 2004
Purchased parts and components	$1,224	$392
Finished goods	40,432	26,035

	$41,656	$26,427

5.     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended December 31, 2004 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2004	$70,898	$5,595	$76,493
Adjustment to original purchase allocation	1,191	—	1,191
Effect of foreign currency exchange rates	—	308	308
Balance as of December 31, 2004	$72,089	$5,903	$77,992

6.     Income Taxes

The income tax provision of $43.0 million and $60.7 million for the three and nine months ended December 31, 2004, respectively, reflect our effective income tax rate of approximately 31%. The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes. The income tax provision of $41.4 million and $38.2 million for the three and nine months ended December 31, 2003, respectively, reflect our effective income tax rate of approximately 35%. The significant items that generated variances between our effective rate and our statutory rate of 35% were state taxes, offset by research and development tax credits.

7.     Software Development Costs and Intellectual Property Licenses

As of December 31, 2004, capitalized software development costs included $39.9 million of internally developed software costs and $35.1 million of payments made to third-party software developers. As of March 31, 2004, capitalized software development costs included $35.3 million of internally developed software costs and $51.5 million of payments made to third-party software developers. Capitalized intellectual property licenses were $31.5 million and $48.5 million as of December 31, 2004 and March 31, 2004, respectively. Amortization and write-offs of capitalized software development costs and intellectual property licenses were $125.7 million and $76.3 million for the nine months ended December 31, 2004 and 2003, respectively.

During the three months ended December 31, 2003, we completed a comprehensive review of our product portfolio in which we evaluated each product based on a number of criteria, including: the strength of the franchise, the projected product quality, the potential responsiveness of the product to aggressive marketing support and the financial risk in the event of product failure. As a result of this review at the time, we found that we had an extensive slate of high-potential properties in development. However, we also found that certain projects had a lower likelihood of achieving acceptable levels of operating performance and that continued pursuit of these projects would create a substantial opportunity cost as it related to our slate of high-potential projects. Accordingly, in the three months ended December 31, 2003, we canceled the development of ten products which we believed were unlikely to produce an acceptable level of return on our investment. In connection with the cancellation of these products, we recorded a pre-tax charge of approximately $21 million in the quarter ended December 31, 2003 which is included in the consolidated statement of operations in product development expense.

8.     Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income

The components of comprehensive income for the three and nine months ended December 31, 2004 and 2003 were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003

Net income	$97,262	$76,981	$134,762	$71,051

Other comprehensive income:
Foreign currency forward contracts	—	(458)	—	(458)
Foreign currency translation adjustment	10,488	6,778	9,036	11,399
Unrealized depreciation on short-term investments	(1,509)	(38)	(1,179)	(52)

Other comprehensive income	8,979	6,282	7,857	10,889

Comprehensive income	$106,241	$83,263	$142,619	$81,940

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (amounts in thousands):

		Unrealized
	Foreign	Appreciation	Accumulated
	Currency	(Depreciation)	Other
	Translation	on	Comprehensive
	Adjustment	Investments	Income (Loss)

Balance, March 31, 2004	$9,864	$97	$9,961
Other comprehensive income (loss)	9,036	(1,179)	7,857

Balance, December 31, 2004	$18,900	$(1,082)	$17,818

The income taxes related to unrealized appreciation (depreciation) on investments were not significant. Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

9.              Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Interest expense	$(61)	$(43)	$(207)	$(285)
Interest income	3,258	1,506	7,690	4,393
Net realized gain on investments	—	1	471	17

Investment income, net	$3,197	$1,464	$7,954	$4,125

10.  Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Nine months ended December 31,
	2004	2003
Non-cash investing and financing activities:
Issuance of options and common stock warrants	$—	$377
Issuance of stock to effect business combination	1,191	—
Change in unrealized depreciation on short-term investments	1,179	52

Supplemental cash flow information:
Cash paid for income taxes	$8,678	$7,156
Cash received for interest, net	6,489	4,276

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

Information on the reportable segments for the three and nine months ended December 31, 2004 and 2003 is as follows (amounts in thousands):

	Three months ended December 31, 2004
	Publishing	Distribution	Total

Total segment revenues	$514,053	$166,041	$680,094
Revenues from sales between segments	(51,408)	51,408	—

Revenues from external customers	$462,645	$217,449	$680,094

Operating income	$120,608	$16,471	$137,079

Total assets	$1,149,736	$194,893	$1,344,629

	Three months ended December 31, 2003
	Publishing	Distribution	Total

Total segment revenues	$382,921	$125,590	$508,511
Revenues from sales between segments	(48,801)	48,801	—

Revenues from external customers	$334,120	$174,391	$508,511

Operating income	$104,964	$11,997	$116,961

Total assets	$883,298	$217,993	$1,101,291

	Nine months ended December 31, 2004
	Publishing	Distribution	Total

Total segment revenues	$942,100	$259,896	$1,201,996
Revenues from sales between segments	(92,186)	92,186	—

Revenues from external customers	$849,914	$352,082	$1,201,996

Operating income	$168,111	$19,359	$187,470

Total assets	$1,149,736	$194,893	$1,344,629

	Nine months ended December 31, 2003
	Publishing	Distribution	Total

Total segment revenues	$569,122	$215,637	$784,759
Revenues from sales between segments	(63,005)	63,005	—

Revenues from external customers	$506,117	$278,642	$784,759

Operating income	$93,240	$11,934	$105,174

Total assets	$883,298	$217,993	$1,101,291

Geographic information for the three and nine months ended December 31, 2004 and 2003 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003

United States	$344,342	$252,114	$627,238	$381,303
Europe	324,360	246,919	543,480	385,952
Other	11,392	9,478	31,278	17,504

Total	$680,094	$508,511	$1,201,996	$784,759

Revenues by platform were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003

Console	$516,903	$407,975	$850,695	$611,008
Hand-held	71,166	20,284	120,476	36,709
PC	92,025	80,252	230,825	137,042

Total	$680,094	$508,511	$1,201,996	$784,759

As of and for the three and nine months ended December 31, 2004, we had one customer that accounted for 22% of consolidated net revenues in each period and 32% of consolidated accounts receivable, net.  As of and for the three and nine months ended December 31, 2003, we had one customer that accounted for 19% and 18% of consolidated net revenues, respectively, and 32% of consolidated accounts receivable, net. This customer was the same customer in all periods and was a customer of both our publishing and distribution businesses.

12.  Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003

Numerator:
Numerator for basic and diluted earnings per share — income available to common shareholders	$97,262	$76,981	$134,762	$71,051

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	139,820	133,145	138,700	132,488

Effect of dilutive securities:
Employee stock options and stock purchase plan	15,056	12,345	15,036	10,698
Warrants to purchase common stock	716	537	682	493
Potential dilutive common shares	15,772	12,882	15,718	11,191

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	155,592	146,027	154,418	143,679

Basic earnings per share	$0.70	$0.58	$0.97	$0.54

Diluted earnings per share	$0.63	$0.53	$0.87	$0.49

Options to purchase 115,659 shares of common stock at exercise prices ranging from $15.55 to $19.38 and options to purchase 1,497,602 shares of common stock at exercise prices ranging from $14.92 to $19.38 were outstanding for the three and nine months ended December 31, 2004, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

Options to purchase 8,868,879 shares of common stock at exercise prices ranging from $12.14 to $14.77 and options to purchase 10,423,838 shares of common stock at exercise prices ranging from $12.14 to $14.77 were outstanding for the three and nine months ended December 31, 2003, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

13.  Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the United Kingdom (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”). As of December 31, 2004, the UK Facility provided Centresoft with the ability to borrow up to Great Britain Pounds (“GBP”) 8.0 million ($15.4 million), including issuing letters of credit, on a revolving basis. Furthermore, as of December 31, 2004, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.2 million) guarantee for the benefit of our CD Contact subsidiary. The UK Facility bears interest at LIBOR plus 2.0%, is collateralized by substantially all of the assets of the subsidiary and expires in November 2005. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of December 31, 2004, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility as of December 31, 2004. The German Facility provided for revolving loans up to EUR 0.5 million ($0.7 million) as of December 31, 2004, bears interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date. No borrowings were outstanding against the German Facility as of December 31, 2004.

Developer and Intellectual Property Contracts

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a developer or intellectual property holder based upon contractual arrangements. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of December 31, 2004 is approximately $59.0 million and is scheduled to be paid as follows (amounts in thousands):

Fiscal year ending March 31,

2005	$18,163
2006	24,226
2007	7,975
2008	5,775
2009 and thereafter	2,900

Total	$59,039

The commitment schedule above excludes approximately $9.3 million of commitments originally scheduled to be paid between fiscal 2004 through fiscal 2007 relating to an intellectual property rights agreement with a third party. Effective June 30, 2003, we terminated the agreement and filed a breach of contract suit against the third party.

Marketing Commitments

In connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum marketing commitment for contracts in place as of December 31, 2004 is approximately $24.9 million, which is scheduled to be paid as follows (amounts in thousands):

Fiscal Year ending March 31,

2005	$1,000
2006	13,949
2007	5,000
2008	5,000

Total	$24,949

Lease Obligations

We lease certain of our facilities under non-cancelable operating lease agreements.  Total future minimum lease commitments as of December 31, 2004 are as follows (amounts in thousands):

Fiscal Year ending March 31,

2005	$3,053
2006	11,028
2007	10,282
2008	7,468
2009	6,671
Thereafter	31,412

Total	$69,914

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

During the three months ended December 31, 2004, we did not repurchase any of our common stock or enter into any structured stock repurchase transactions.  As of December 31, 2004, we had no outstanding structured stock repurchase transactions.

15.  Related Parties

In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years.  For the three and nine months ended December 31, 2004 and 2003, the fees we paid to the law firm were an insignificant portion of the firm’s total revenues.  We believe that the fees charged to us by the law firm are competitive with the fees charged by other law firms.

16.  Recently Issued Accounting Standards and Laws

On December 15, 2004, the Financial Accounting Standards Board (“FASB”) released its final revised standard entitled FASB Statement No. 123R, Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R requires that a public entity measure the cost of equity based service awards based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period.  SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  We are currently assessing the impact SFAS No. 123R will have on our financial position and results of operations.

On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory should be excluded from the cost of inventory and expensed when incurred.  The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company expects the adoption of SFAS No. 151 will not have a material impact on our financial position or results of operations.

On December 15, 2004 the FASB issued Statement No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets — an Amendment of Accounting Principles Board Opinion No. 29.  This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company expects the adoption of SFAS No. 153 will not have a material impact on our financial position or results of operations.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes.  For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities.  The manufacturing deduction provided by the Act replaces the extraterritorial income (“ETI”) deduction currently in place.  We currently derive benefits from the ETI exclusion which was repealed by the Act.  Our exclusion for fiscal 2005, 2006, and 2007 will be limited to 95%, 75%, and 45% of the otherwise allowable exclusion and no exclusion will be available in fiscal 2008 and thereafter.  The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers.  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes.  The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability.  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  We are evaluating the Act at this time and have not yet determined whether we will avail ourselves of this opportunity.  We plan to complete our assessment before the end of fiscal 2006 and are not currently in a position to estimate a range of possible repatriation amounts.

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

Our products cover game categories such as action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  Our target customer base ranges from game enthusiasts and children to mass-market consumers and “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”) and Nintendo Dual Screen (“NDS”) hand-held devices, and the personal computer (“PC”).  The installed base for this current-generation of hardware platforms is significant and growing.  We believe price cuts in calendar 2004 on the Xbox, PS2, GameCube, and GBA hardware, a redesign of the PS2, and the launch of the NDS should continue to drive the growth of the installed base of the current-generation platforms.  In addition, Sony has announced that it would be entering the hand-held hardware market with the introduction of its hand-held gaming device, PlayStation Portable (“PSP”).  We are currently developing titles based on the Spider-Man and Tony Hawk franchises for the PSP with the objective of having both ready for release at the launch of the PSP.  We are also developing titles for the next-generation console systems being developed by Sony, Microsoft and Nintendo for release within the next one to two years.  Though there are still many unknowns relating to these new platforms, our aim is to have a meaningful launch presence for all new hardware systems with a goal of gaining market share on each platform while continuing to exploit our products on the current-generation platforms given their large and growing installed base.

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

A number of our fiscal 2005 “big proposition” titles include well-established brands, which are backed by high profile intellectual property and/or highly anticipated motion picture releases. Examples of these brands are our superheroes and skateboarding brands. We have a long-term relationship with Marvel Enterprises through an exclusive licensing agreement. This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man, X-Men, Fantastic Four and Iron Man. Through our long-term relationship with Spider-Man Merchandising, LLP, in the first quarter of fiscal 2005 we released the video game Spider-Man 2, the sequel to the highly successful Spider-Man: The Movie. The video game release of Spider-Man 2 coincided with the “Spider-Man 2” theatrical release in June 2004. Also, under our licensing agreement with Spider-Man Merchandising, LLP, we will be developing and publishing video games based on Columbia Pictures/Marvel Enterprises, Inc.’s upcoming feature film “Spider-Man 3,” which is expected to be released in May 2007. We also have an exclusive licensing agreement with professional skateboarder Tony Hawk. The agreement grants us exclusive rights to develop and publish video games using Tony Hawk’s name and his likeness. Through fiscal 2005, we released six successful titles in the Tony Hawk franchise with cumulative net revenues of $947.5 million, including the most recent, Tony Hawk’s Underground 2 (“THUG 2”), which was released in the third quarter of fiscal 2005.

We also continue to develop a number of original intellectual properties.  In the third quarter we released the highly successful Call of Duty: Finest Hour, on multiple console platforms.  This title was ranked by NPD Funworld (“NPD”) as one of the top-five best selling games for December 2004 and was the third game based upon this original property following the Call of Duty and Call of Duty: United Offensive titles for the PC.  True Crime: Streets of L.A. is another title based upon original intellectual property and was released in the third quarter of fiscal 2004.  This highly successful title was ranked by third-party sales tracking agencies, such as NPD, as among the top-five selling games for the 2003 holiday season.  We expect to develop a variety of games on multiple platforms based on these two original properties and hope to establish them as a source of recurring revenues.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises.  For example, we have a multi-year, multi-property, publishing agreement with DreamWorks Animation SKG that granted us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale”, which was released in the second quarter of fiscal 2005, as well as upcoming computer-animated films, “Madagascar” and “Over the Hedge,” and their sequels.  We also have an exclusive licensing agreement to develop and publish video games for the best-selling children’s book series, “Lemony Snicket’s A Series of Unfortunate Events”.  In the third quarter of the current fiscal year, we released a video game of the same title to coincide with the release of the feature film by Paramount Pictures, Nickelodeon Movies and DreamWorks SKG.

In addition to acquiring or creating high profile intellectual property, we have also continued our focus on establishing and maintaining relationships with talented and experienced software development teams.  We have strengthened our internal development capabilities through the acquisition of a number of development companies with talented and experienced teams including, most recently, the acquisition of Vicarious Visions Inc., a leading game development studio, in January 2005.  We have development agreements with other top-level, third-party developers such as id Software, Lionhead Studios and The Creative Assembly.

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

Revenue Recognition.  We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  Certain products are sold to customers with a street date (the date that products are made widely available for sale by retailers).  For these products we recognize revenue no earlier than the street date.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies.  Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.  Revenue recognition also determines the timing of certain expenses, including cost of sales — intellectual property licenses and cost of sales — software royalties and amortization.

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

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred.  If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge.

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

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred.  If revised forecasted or actual product sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge.  Additionally, as noted above, as many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income by business segment (amounts in thousands):

	Three months ended December 31,				Nine months ended December 31,
	2004		2003		2004		2003

Net revenues	$680,094	100%	$508,511	100%	$1,201,996	100%	$784,759	100%

Costs and expenses:
Cost of sales — product costs	316,494	47	235,301	46	528,759	44	384,302	49
Cost of sales — software royalties and amortization	58,200	9	23,680	5	116,846	10	50,575	7
Cost of sales — intellectual property licenses	22,598	3	9,464	2	57,797	5	27,008	3
Product development	25,068	4	50,354	10	66,054	5	79,828	10
Sales and marketing	105,248	15	58,503	11	200,216	16	102,025	13
General and administrative	15,407	2	14,248	3	44,854	4	35,847	5

Total costs and expenses	543,015	80	391,550	77	1,014,526	84	679,585	87

Operating income	137,079	20	116,961	23	187,470	16	105,174	13

Investment income, net	3,197	—	1,464	—	7,954	—	4,125	1

Income before income tax provision	140,276	20	118,425	23	195,424	16	109,299	14

Income tax provision	43,014	6	41,444	8	60,662	5	38,248	5

Net income	$97,262	14%	$76,981	15%	$134,762	11%	$71,051	9%

Net Revenues by Territory:
United States	$344,342	51%	$252,114	50%	$627,238	52%	$381,303	49%
Europe	324,360	48	246,919	48	543,480	45	385,952	49
Other	11,392	1	9,478	2	31,278	3	17,504	2

Total net revenues	$680,094	100%	$508,511	100%	$1,201,996	100%	$784,759	100%

Net Revenues by Segment/Platform Mix Publishing:
Console	$382,400	56%	$304,996	60%	$647,069	54%	$439,499	56%
Hand-held	63,243	9	13,367	3	105,342	9	22,150	3
PC	68,410	11	64,558	12	189,689	15	107,473	14
Total publishing net revenues	514,053	76	382,921	75	942,100	78	569,122	73

Distribution:
Console	134,503	20	102,979	20	203,626	17	171,509	22
Hand-held	7,923	1	6,917	2	15,134	1	14,559	2
PC	23,615	3	15,694	3	41,136	4	29,569	3

Total distribution net revenues	166,041	24	125,590	25	259,896	22	215,637	27

Total net revenues	$680,094	100%	$508,511	100%	$1,201,996	100%	$784,759	100%

Operating Income by Segment:
Publishing	$120,608	18%	$104,964	21%	$168,111	14%	$93,240	12%
Distribution	16,471	2	11,997	2	19,359	2	11,934	1

Total operating income	$137,079	20%	$116,961	23%	$187,470	16%	$105,174	13%

Results of Operations — Three and Nine Months Ended December 31, 2004 and 2003

Net income for the three months ended December 31, 2004 was $97.3 million or $0.63 per diluted share, as compared to $77.0 million or $0.53 per diluted share for the three months ended December 31, 2003.

Net income for the nine months ended December 31, 2004 was $134.8 million or $0.87 per diluted share, as compared to $71.1 million or $0.49 per diluted share for the nine months ended December 31, 2003.

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS2, Xbox and GameCube), PCs and hand-held game devices (such as the GBA and NDS).  We also derive revenue from our distribution business in Europe that provides logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended December 31, 2004 and 2003 (in thousands):

	Three Months ended December 31,		Increase/ (Decrease)	Percent Change
	2004	2003
Publishing Net Revenues
North America	$344,342	$252,114	$92,228	37%
Europe	158,319	121,329	36,990	30%
Other	11,392	9,478	1,914	20%
Total International	169,711	130,807	38,904	30%

Total Publishing Net Revenues	514,053	382,921	131,132	34%

Distribution Net Revenues	166,041	125,590	40,451	32%

Consolidated Net Revenues	$680,094	$508,511	$171,583	34%

Consolidated net revenues increased 34% from $508.5 million for the three months ended December 31, 2003 to $680.1 million for the three months ended December 31, 2004.  This increase was driven by our publishing business both in North America and internationally.  The increase in consolidated net revenues was driven by the following:

•   Strong performances from new releases in the third quarter of fiscal 2005, consistent with the comparable period of fiscal 2004.  In the third quarter of fiscal 2005, we released Call of Duty: Finest Hour, THUG 2, Lemony Snicket’s A Series of Unfortunate Events, Cabela’s Big Game Hunter 2005, and Spider-Man 2 for NDS.   This compares to strong releases in the third quarter of fiscal 2004: Tony Hawk’s Underground (“THUG”), True Crime: Streets of L.A., Cabela’s Dangerous Hunts, Call of Duty, Empires: Dawn of the Modern World, and, in select European markets, Rouge Squadron III: Rebel Strike.

•   Continued strong performance of our catalog titles, which are titles released prior to the current quarter, particularly Spider-Man 2, Shrek 2,  Shark Tale, X-Men Legends, and Rome: Total War.  Catalog sales for the three months ended December 31, 2004 increased $127.1 million over the same period last year due to marketing strategies aimed at extending the product life cycle of successful catalog titles into the holiday season.

•   International Publishing and Distribution net revenues benefited from the strong year-over-year strengthening of the Euro (“EUR”) and Great Britain Pound (“GBP”) in relation to the U.S. Dollar.  Foreign exchange rates increased reported net revenue by approximately $27.9 million.   Excluding the impact of changing foreign currency rates, our International Publishing and Distribution net revenue increased 20% year-over-year.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the nine months ended December 31, 2004 and 2003 (in thousands):

	Nine Months ended December 31,		Increase/	Percent
	2004	2003	(Decrease)	Change
Publishing Net Revenues
North America	$627,238	$381,303	$245,935	64%
Europe	283,584	170,315	113,269	67%
Other	31,278	17,504	13,774	79%
Total International	314,862	187,819	127,043	68%
Total Publishing Net Revenues	942,100	569,122	372,978	66%
Distribution Net Revenues	259,896	215,637	44,259	21%
Consolidated Net Revenues	$1,201,996	$784,759	$417,237	53%

Consolidated net revenues increased 53% from $784.8 million for the nine months ended December 31, 2003 to $1,202.0 million for the nine months ended December 31, 2004.  This increase was driven mainly by our publishing business.  The increase in consolidated net revenue was driven by the following:

•      For the nine months ended December 31, 2004, we released Spider-Man 2, Shrek 2, Doom 3, Call of Duty: United Offensive, Rome: Total War, X-Men Legends,  Shark Tale, Cabela’s Deer Hunt 2005 Season, Call of Duty: Finest Hour, THUG 2, Lemony Snicket’s A Series of Unfortunate Events, Cabela’s Big Game Hunter 2005, and Spider-Man 2 for NDS.  Sales of these titles significantly outperformed the eleven major titles released in the first nine months of fiscal 2004.

•                  International Publishing and Distribution net revenues benefited from the strong year-over-year strengthening of the EUR and GBP in relation to the U.S. Dollar.  Foreign exchange rates increased reported net revenue by approximately $51.2 million for the nine-months ended December 31, 2004.   Excluding the impact of changing foreign currency rates, our international net revenue increased 30% year-over-year.

North America Publishing Net Revenue (in thousands)

	December 31,	% of Consolidated	December 31,	% of Consolidated	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$344,342	51%	$252,114	50%	$92,228	37%
Nine Months Ended	$627,238	52%	$381,303	49%	$245,935	64%

Domestic publishing net revenues increased 37% from $252.1 million for the three months ended December 31, 2003, to $344.3 million for the three months ended December 31, 2004.  The increase reflects our fiscal 2005 third quarter releases of Call of Duty: Finest Hour, THUG 2, Lemony Snicket’s A Series of Unfortunate Events, Cabela’s Big Game Hunter 2005, and Spider-Man 2 for the NDS which performed comparably to our strong slate of fiscal 2004 third quarter releases.  In addition, the strong performance of catalog sales from a number of our franchises, including Spider-Man 2, Shrek 2, Shark Tale, X-Men Legends, and Rome: Total War contributed to the quarter over quarter increase.

For the nine months ended December 31, 2004, domestic publishing net revenues increased 64% from $381.3 million at December 31, 2003 to $627.2 million.  The increase reflects the strong performance of our fiscal 2005 releases of Spider-Man 2, Shrek 2, Doom 3, Call of Duty: United Offensive, Rome: Total War, X-Men Legends, Shark Tale, Cabela’s Deer Hunt 2005 Season, Call of Duty: Finest Hour, THUG 2, Lemony Snicket’s A Series of Unfortunate Events, Cabela’s Big Game Hunter 2005.  We also launched our first release for the NDS, Spider-Man 2.

International Publishing Net Revenue (in thousands)

	December 31,	% of Consolidated	December 31,	% of Consolidated	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$169,711	25%	$130,807	26%	$38,904	30%
Nine Months Ended	314,862	26%	187,819	24%	$127,043	68%

International publishing net revenues increased by 30% from $130.8 million for the three months ended December 31, 2003, to $169.7 million for the three months ended December 31, 2004.  International publishing saw strong results from our fiscal 2005 third quarter releases of Call of Duty: Finest Hour and THUG 2.  In addition Rome: Total War, X-Men Legends, and Shark Tale, were released in all international territories after only limited international territorial releases in the second quarter of fiscal 2005.  Net revenues also improved due to the expansion of our European operations into Spain and Italy.  There was a positive strengthening of the EUR, Australian Dollar (“AUD”), and the GBP in relation to the U.S. dollar of approximately $13.6 million.  Excluding the impact of changing foreign currency rates, our international publishing net revenue increased 19% year-over-year.

International publishing net revenues increased by 68% from $187.8 million for the nine months ended December 31, 2003, to $314.9 million for the nine months ended December 31, 2004.  International publishing saw strong results from our fiscal 2005 third quarter releases as mentioned above and the releases of Shrek 2, Doom 3 and Spider-Man 2 in the first half of fiscal 2005.  In addition, net revenues were improved due to the expansion of our European operations into Spain and Italy.  There was a positive strengthening of the EUR, AUD, and the GBP in relation to the U.S. Dollar of approximately $27.5 million for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003.  Excluding the impact of changing foreign currency rates, our international publishing net revenue increased 53% year-over-year.

Publishing Net Revenue by Platform

Publishing net revenues increased 34% from $382.9 million for the three months ended December 31, 2003 to $514.1 million for the three months ended December 31, 2004.  The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the three months ended December 31, 2004 and 2003 (in thousands):

	Quarter Ended December 31, 2004	% of Publishing Net Revs.	Quarter Ended December 31, 2003	% of Publishing Net Revs.	Increase/ (Decrease)	Percent Change

Publishing Net Revenues

PC	$68,410	13%	$64,558	17%	$3,852	6%

Console
PlayStation 2	227,759	44%	183,387	48%	44,372	24%
Microsoft Xbox	105,716	21%	75,023	20%	30,693	41%
Nintendo GameCube	48,002	10%	39,550	10%	8,452	21%
Other	923	—%	7,036	2%	(6,113)	(87)%
Total Console	382,400	75%	304,996	80%	77,404	25%

Hand-held	63,243	12%	13,367	3%	49,876	373%

Total Publishing Net Revenues	$514,053	100%	$382,921	100%	$131,132	34%

Publishing net revenues increased 66% from $569.1 million for the nine months ended December 31, 2003 to $942.1 million for the nine months ended December 31, 2004.  The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the nine months ended December 31, 2004 and 2003 (in thousands):

	Nine Months Ended		Nine Months Ended
	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2004	Net Revs.	2003	Net Revs.	(Decrease)	Change
Publishing Net Revenues

PC	$189,689	20%	$107,473	19%	$82,216	76%

Console
PlayStation 2	384,225	41%	249,041	44%	135,184	54%
Microsoft Xbox	168,315	18%	123,110	22%	45,205	37%
Nintendo GameCube	92,471	10%	48,632	8%	43,839	90%
Other	2,058	—%	18,716	3%	(16,658)	(89)%
Total Console	647,069	69%	439,499	77%	207,570	47%

Hand-held	105,342	11%	22,150	4%	83,192	376%

Total Publishing Net Revenues	$942,100	100%	$569,122	100%	$372,978	66%

Personal Computer Net Revenue (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change
.
Three Month Ended	$68,410	13%	$64,558	17%	$3,852	6%
Nine Months Ended	189,689	20%	107,473	19%	82,216	76%

Net revenue from sales of titles for the PC increased 6% from $64.6 million for the three months ended December 31, 2003 to $68.4 million for the three months ended December 31, 2004.  The increase was driven by continued strong sales of our catalog titles, specifically Rome: Total War, Call of Duty, Call of Duty: United Offensive, and Doom 3 combined with the release of Vampires - The Masquerade: Bloodlines in the third quarter of fiscal 2005.   This compares to the releases of two premium PC titles in the third quarter of fiscal 2004, Call of Duty and Empires: Dawn of the Modern World, both of which performed very well in both the domestic and international markets.

Net revenue from sales of titles for the PC increased 76% from $107.5 million for the nine months ended December 31, 2003 to $189.7 million for the nine months ended December 31, 2004.  The increase was driven mainly by the releases of numerous “big proposition” titles including the releases of Spider-Man 2 and Shrek 2 in the first quarter of fiscal 2005 and Doom 3, Rome: Total War, and Call of Duty: United Offensive in the second quarter of fiscal 2005 and Vampires — The Masquerade: Bloodlines in the third quarter of fiscal 2005.  According to NPD, we were the only publisher to have three top-ten PC titles for the calendar year — Doom 3, Call of Duty, and Rome: Total War.  This compares to the releases of four new PC titles in the nine months ended December 31, 2003, Call of Duty, Empires: Dawn of the Modern World, X2: Wolverine’s Revenge, and Medieval Total War: Viking Invasion.

We expect fiscal 2005 PC publishing net revenues to continue to increase over fiscal 2004 due to continued catalog sales of Call of Duty, Call of Duty: United Offensive, and Rome: Total War.

PlayStation 2 Net Revenue (in thousands)

	December 31,	% of Publishing	December 31	% of Publishing	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$227,759	44%	$183,387	48%	$44,372	24%
Nine Months Ended	384,225	41%	249,041	44%	135,184	54%

Net revenue from sales of titles for the PS2 increased 24% from $183.4 million for the three months ended December 31, 2003 to $227.8 million for the three months ended December 31, 2004.  This was driven by strong sales of the third quarter fiscal 2005 title releases of THUG 2, Call of Duty: Finest Hour, Lemony Snicket’s A Series of Unfortunate Events, and Cabela’s Big Game Hunter 2005 and strong catalog sales of X-Men Legends, Spider-Man 2, and Shrek 2.  This compares to a majority of third quarter fiscal 2004 PS2 revenues being driven by two titles, THUG and True Crime: Streets of L.A.

Net revenue from sales of titles for the PS2 increased 54% from $249.0 million for the nine months ended December 31, 2003 to $384.2 million for the nine months ended December 31, 2004.  This was driven by the third quarter releases discussed above and the strong sales of other fiscal 2005 releases including Spider-Man 2, Shrek 2, Shark Tale, X-Men Legends, Cabela’s Deer Hunt 2005,and Rapala’s Pro Fishing.

We expect the overall installed base of the PS2 to continue to increase, as product availability allows, for the remainder of the fiscal year due to price cuts in calendar 2004 and a redesigned PS2 console.  As the installed base increases we expect our overall net revenues from PS2 sales to continue to increase over prior periods.

Microsoft Xbox Net Revenue (in thousands)

	December 31,	% of Publishing	December 31	% of Publishing	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$105,716	21%	$75,023	20%	$30,693	41%
Nine Months Ended	168,315	18%	123,110	22%	45,205	37%

Net revenue from sales of titles for the Xbox increased 41% from $75.0 million for the three months ended December 31, 2003 to $105.7 million for the three months ended December 31, 2004.  The increase is due to the strong slate of new releases in the third quarter of fiscal 2005 including THUG 2, Lemony Snicket’s A Series of Unfortunate Events, Call of Duty: Finest Hour, Cabela’s Big Game Hunter 2005 and Greg Hasting’s Tournament Paintball combined with strong catalog sales titles such as X-Men Legends.  In the third quarter of fiscal 2004, Xbox net revenues were driven by two releases, THUG and True Crime: Streets of L.A.

Net revenue from sales of titles for the Xbox increased 37% from $123.1 million for the nine months ended December 31, 2003 to $168.3 million for the nine months ended December 31, 2004.  The increase is due to the strength of the third quarter releases mentioned above combined with strong catalog performances of X-Men Legends, Spider-Man 2, Shrek 2, and Shark Tale.  This compares to the titles released in fiscal 2004, X2: Wolverine’s Revenge, Return to Castle Wolfenstein, Wakeboarding Unleashed, Soldier of Fortune II: Double Helix, THUG, and True Crime: Streets of L.A.  The increasing installed base of the Xbox, which sold 4 million units during calendar 2004, continues to lead to increases in our overall net revenues.

The Xbox gained market share in calendar 2004.  As the installed base increases we expect our overall net revenues from Xbox sales to continue to increase over prior periods.

Nintendo GameCube Net Revenue (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$48,002	10%	$39,550	10%	$8,452	21%
Nine Months Ended	92,471	10%	48,632	8%	43,839	90%

Net revenue from sales of titles for the Nintendo GameCube increased 21% from $39.6 million for the three months ended December 31, 2003 to $48.0 million for the three months ended December 31, 2004.   The increase is mainly due to strong third quarter fiscal 2005 new releases of THUG 2, Call of Duty: Finest Hour, and Lemony Snicket’s A Series of Unfortunate Events.  In addition, strong catalog sales of X-Men Legends, Spider-Man 2, Shrek 2, and Shark Tale continued into the third quarter of fiscal 2005.  This compares to a majority of third quarter fiscal 2004 net revenues being provided by three titles, THUG, True Crime: Streets of L.A., and, in select European markets Rogue Squadron III: Rebel Strike.

                Net revenue from sales of titles for the Nintendo GameCube increased 90% from $48.6 million for the nine months ended December 31, 2003 to $92.5 million for the nine months ended December 31, 2004.  The overall increase is due mainly to the strong performance of fiscal 2005 first half releases of Spider-Man 2, Shrek 2, Shark Tale and X-Men Legends and our third quarter releases of Lemony Snicket’s A Series of Unfortunate Events as these titles were targeted toward the demographic of the GameCube audience.  In addition, the third quarter fiscal 2005 release of Call of Duty: Finest Hour had strong sales on the GameCube.

Due to increased marketing support to extend the life cycle of successful titles, we expect continued strong catalog sales on the GameCube to increase over comparable prior year periods.

Hand-Held (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$63,243	12%	$13,367	3%	$49,876	373%
Nine Months Ended	105,342	11%	22,150	4%	83,192	376%

Net revenue from sales of titles for hand-held platforms for the three months ended December 31, 2004 increased 373% from the prior fiscal year, from $13.4 million to $63.2 million.  The increase is due to a customized marketing plan against platform and demographic leading to a strong slate of new releases during the third quarter of fiscal 2005 including THUG 2 and a GBA exclusive release, Shrek 2: Beg for Mercy!.  GBA catalog titles such as Spider-Man 2, Shrek 2, and Shark Tale continued to perform strongly in the third quarter.  Further adding to the increase in hand-held revenues, the NDS platform was launched in November 2004.  Coinciding with the platform launch we released our first NDS title, Spider-Man 2. This all compares to the release of only one hand-held title, THUG, in the third quarter of fiscal 2004.

Net revenue from sales of titles for hand-held platforms for the nine months ended December 31, 2004 increased 376% from the prior fiscal year, from $22.2 million to $105.3 million.  The increase is due to a customized marketing plan against platform and demographic leading to a strong slate of new releases during leading to the strong performance of five GBA releases, THUG 2, Shrek 2: Beg for Mercy!, Shark Tale, Spider-Man 2 and Shrek 2 which were all targeted toward the demographic of the GBA audience.  Also, as mentioned above, we released our first NDS title, Spider-Man 2.  By contrast, there were three releases in the nine months ended December 31, 2003, THUG, Disney’s Extreme Skate Adventure and X2: Wolverine’s Revenge.

We expect the overall hand-held market to grow significantly with the recent release of the NDS, the future release of the PSP, and the price cut of the GBA earlier in fiscal 2005.  However, with the fiscal third quarter release of the NDS and upcoming release of PSP we expect that market share for the GBA will eventually begin to decrease while the overall hand-held market will continue to expand with a growing installed base and broader demographic on the newer platforms.  We expect to continue our focus on developing hand-held games for mass-market consumers including for the next generation hand-held platforms, PSP and NDS.   However, we expect an increase in the level of competition.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base and the introduction of new hardware platforms, as well as the timing of key product releases from our product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base.  We expect net revenues from hand-held titles to remain the smallest component of our publishing net revenues.  However, with the recent release of the NDS and the upcoming release of the PSP, we may continue to see an increase in our hand-held business in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule as that market has not been growing at rates comparable to console and hand-held.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful titles.  For example, for the three months ended December 31, 2004, 33% of our consolidated net revenues and 43% of worldwide publishing net revenues were derived from net revenues from our THUG 2 and Call of Duty: Finest Hour titles.  For the nine months ended December 31, 2004, 34% of our consolidated net revenues and 43% of worldwide publishing net revenues were derived from net revenues from our Spider-Man 2, THUG 2, and Call of Duty: Finest Hour titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles.   We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Two factors that could affect future publishing and distribution net revenue performance are console hardware pricing and software pricing. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Price cuts on Xbox, PS2, and GBA hardware were announced in March, May, and September 2004, respectively.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  While we expect console software launch pricing at retail for most genres to hold at $49.99 through fiscal 2005, we believe we could see software price declines thereafter.

Distribution Net Revenue (in thousands)

	December 31,	% of Consolidated	December 31,	% of Consolidated	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$166,041	24%	$125,590	25%	$40,451	32%
Nine Months Ended	259,896	22%	215,637	27%	44,259	21%

Distribution net revenues for the three months ended December 31, 2004 increased 32% from the prior fiscal year, from $125.6 million to $166.0 million.  The increase was primarily due to a strong industry wide software market, an increase in sales to mass merchants and a change in the product mix.  For the three months ended December 31, 2004 hardware sales represented 12% of distribution net revenues compared to 33% in the prior year third quarter.   In addition, there was a positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar of $14.3 million.  Excluding the impact of the changing foreign currency rates, our distribution net revenue increased 21% year-over-year.

Distribution net revenues for the nine months ended December 31, 2004 increased 21% from the prior fiscal year, from $215.6 million to $259.9 million.  Consistent with above, the increase was primarily due to the continued

growth in the industry wide software market, an increase in sales to mass merchants, as well as a change in the product mix.  For the nine months ended December 31, 2004 hardware sales represented 12% of distribution net revenues compared to 29% in the prior year third quarter.   In addition, there was a positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. Dollar for the nine months ended December 31, 2004 of $23.7 million.  Excluding the impact of the changing foreign currency rates, our distribution net revenue increased 10% year-over-year.

The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms, our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers and the success of third-party published titles.  We are expecting our total fiscal 2005 distribution revenues to be consistent with the year to date performance.

Costs and Expenses

Cost of Sales — Product Costs (in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$316,494	47%	$235,301	46%	$81,193	35%
Nine Months Ended	528,759	44%	384,302	49%	144,457	38%

Cost of sales — product costs represented 47% and 46% of consolidated net revenues for the three months ended December 31, 2004 and 2003, respectively.  In absolute dollars, cost of sales — product costs increased 35% which is proportionate to the increase in sales volume in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.

Cost of sales — product costs represented 44% and 49% of consolidated net revenues for the nine months ended December 31, 2004 and 2003, respectively.  In absolute dollars, cost of sales — product costs increased 38% due to significantly higher sales in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004.  The primary factors affecting the reduction in the cost of sales — product costs as a percentage of consolidated net revenues are:

•                  Increased ability to maintain premium pricing on “big proposition” titles for the nine months ended December 31, 2004.

•                  An increase in publishing net revenues from sales of PC titles by 76% year to date over the same period of fiscal 2004.  PC publishing revenues as a percent of publishing net revenues for the nine months also grew from 19% to 20%.  PC titles typically have less product costs associated with them.

•                  A lower percentage of revenues generated from our distribution business for nine months ended December 31, 2004.

We expect cost of sales — product costs as a percentage of net revenues to continue to be lower than the comparable period in the prior fiscal year throughout fiscal 2005.  This is primarily due to a lower percentage of revenue generated from our distribution business in fiscal 2005, which is a lower margin business.  We may also continue to experience a benefit from changes in product mix in fiscal 2005 due to the focus on “big proposition” titles, for which we could benefit from higher retail pricing and manufacturing volume discounts.

Cost of Sales — Software Royalties and Amortization (in thousands)

		% of		% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$58,200	11%	$23,680	6%	$34,520	146%
Nine Months Ended	116,846	12%	50,575	9%	66,271	131%

Cost of sales — software royalties and amortization as a percentage of publishing net revenues increased from 6% for the three months ended December 31, 2003 to 11% for the three months ended December 31, 2004.  In absolute dollars, cost of sales — software royalties and amortization for the three months ended December 31, 2004 increased from the prior fiscal year, from $23.7 million to $58.2 million or 146%.  The increases in both the percentage of publishing net revenues and in absolute dollars is due to the mix of internally and externally developed titles and an increase in number of titles released.  The releases of Call of Duty: Finest Hour, Rome: Total War, Vampire — The Masquerade: Bloodlines, and Lemony Snicket’s A Series of Unfortunate Events in the third quarter of fiscal 2005 were externally developed and thus have higher royalties associated with them.   Further contributing to the increase is an increase in the overall costs to develop games. This compares to third quarter of fiscal 2004 in which a significant portion of revenues were derived from internally developed titles with lower associated game development costs.

Cost of sales — software royalties and amortization as a percentage of publishing net revenues increased from 9% for the nine months ended December 31, 2003 to 12% for the nine month ended December 31, 2004.  In absolute dollars, cost of sales — software royalties and amortization for the nine months ended December 31, 2004 increased $66.3 million from the prior fiscal year, from $50.6 million for the nine months ended December 31, 2003 to $116.8 million.  This increase is due to the release of titles such as Call of Duty: Finest Hour, Doom 3 and Lemony Snicket’s A Series of Unfortunate Events, which were externally developed and have higher royalties rates associated with them.  Further contributing to the increase is an increase in the overall costs to develop games.  This compares to fiscal 2004 in which a significant portion of revenues were derived from internally developed titles with lower associated game development costs.

Cost of Sales — Intellectual Property Licenses (in thousands)

		% of		% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$22,598	4%	$9,464	2%	$13,134	139%
Nine Months Ended	57,797	6%	27,008	5%	30,789	114%

Cost of sales — intellectual property licenses for the three months ended December 31, 2004 increased in absolute dollars by 139% from $9.5 million for the three months ended December 31, 2003 to $22.6 million for the three months ended December 31, 2004 while the percentage of publishing net revenues also increased from 2% to 4%.   The increases are due to the release of more titles with associated licensed intellectual property as well as continued strong catalog sales of titles with associated licensed intellectual property.  Fiscal 2005 third quarter net revenues from titles with associated intellectual property licenses represented 52% of publishing net revenue compared to 44% in the third quarter of fiscal 2004.

Cost of sales — intellectual property licenses for the nine months ended December 31, 2004 increased in absolute dollars by 114% from $27.0 million for the nine months ended December 31, 2003 to $57.8 million for the nine months ended December 31, 2004 while the percentage of publishing net revenues increased from 5% to 6%.  Consistent with the third quarter, the increases are due to the release of more titles with associated licensed intellectual property compared to the titles released in fiscal 2004 for which a significant portion of revenues was derived from titles that were internally developed with no associated intellectual property.

We expect cost of sales — intellectual property licenses to increase in fiscal 2005 as compared to fiscal 2004, as we have had more titles released and higher catalog sales of titles with associated licensed intellectual property.

Product Development (in thousands)

		% of		% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$25,068	5%	$50,354	13%	$(25,286)	(50)%
Nine Months Ended	66,054	7%	79,828	14%	(13,774)	(17)%

Product development expenses for the three months ended December 31, 2004 decreased as a percentage of publishing net revenues as compared to the three months ended December 31, 2003, from 13% to 5%. In absolute dollars, product development expenses for the three months ended December 31, 2004 decreased approximately $25.3 million compared to the three months ended December 31, 2003, from $50.4 million to $25.1 million.   The decreases primarily relate to a pre-tax charge of approximately $21 million taken in the third quarter of fiscal 2004 related to the cancellation of products which were believed to be unlikely to produce an acceptable level of return on our investment.   Excluding the impact of the pre-tax charge, product development expenses for the three months ended December 31, 2004 decreased by $4.3 million.

Product development expenses for the nine months ended December 31, 2004 decreased as a percentage of publishing net revenues as compared to the nine months ended December 31, 2003, from 14% to 7%. In absolute dollars, product development expenses for the nine months ended December 31, 2004 decreased approximately $13.8 million compared to the nine months ended December 31, 2003, from $79.8 million to $66.1 million.  The decreases relate primarily to the pre-tax charge discussed above offset by higher game development costs as development time and team sizes as well as quality assurance time increased due to enhanced production values and to support more complex and robust gaming experiences.

.

Sales and Marketing (in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$105,248	15%	$58,503	11%	$46,745	80%
Nine Months Ended	200,216	16%	102,025	13%	98,191	96%

Sales and marketing expenses of $105.2 million and $58.5 million represented 15% and 11% of consolidated net revenues for the three months ended December 31, 2004 and 2003, respectively.  The increases both in absolute dollars and as a percentage of net revenues was primarily generated by our publishing business as a result of significant marketing programs, including television and in-theatre ad campaigns and in-store promotions, run in support of our three key fiscal 2005 third quarter “big proposition” title releases, THUG 2, Call of Duty: Finest Hour, and Lemony Snicket’s A Series of Unfortunate Events.  In addition, there were significant marketing programs implemented to sustain catalog sales of such titles as Shark Tale, X-Men Legends, Spider-Man 2 and Shrek 2 titles through the holiday season.

Sales and marketing expenses increased 96% from $102.0 million and 13% of consolidated net revenue for the nine months ended December 31, 2003 to $200.2 million and 16% of consolidated net revenue for the nine months ended December 31, 2004.  The increases both in absolute dollars and as a percentage of net revenues was primarily generated by our publishing business as a result of significant marketing programs, including television and in-theatre ad campaigns and in-store promotions, run in support of our key fiscal 2005 “big proposition” title releases, Spider-Man 2, Shrek 2, Doom 3, Shark Tale, X-Men Legends, THUG 2, Call of Duty: Finest Hour, and Lemony Snicket’s A Series of Unfortunate Events.  We currently believe that this increased spending will lengthen the product sales life cycle and add to the long-term prospects of the respective product lines.

We expect to continue to provide significant marketing support for our future “big proposition” titles in launch and subsequent quarters.  Accordingly, we expect fiscal 2005 sales and marketing costs to continue to exceed fiscal 2004 spending levels.

General and Administrative (in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$15,407	2%	$14,248	3%	$1,159	8%
Nine Months Ended	44,854	4%	35,847	5%	9,007	25%

General and administrative expenses for the three months ended December 31, 2004 increased $1.2 million over the same period last year, from $14.2 million to $15.4 million.  As a percentage of consolidated net revenues, general and administrative expenses decreased from 3% to 2% for the three months ended December 31, 2003 and 2004, respectively.   The increase in absolute dollars was primarily due to an increase in professional services fees associated with Sarbanes-Oxley related compliance as well as increase in headcount to support business growth.  The decrease as a percentage of consolidated net revenue is due mainly to the significant increase in sales volume.

For the nine months ended December 31, 2004, general and administrative expenses increased $9.0 million or 25% over the same period last year, from $35.8 million to $44.9 million.  As a percentage of consolidated net revenues, general and administrative expenses declined from 5% to 4%.  Consistent with above, the increase in absolute dollars was primarily due to an increase in professional services fees to support Sarbanes-Oxley related compliance, as well as increase in headcount to support business growth.  The decrease as a percentage of consolidated net revenue is due mainly to the significant increase in sales volume.

Operating Income (in thousands)

		% of		% of
	December 31,	Segment	December 31,	Segment	Increase/	Percent
	2004	Net Revs.	2003	Net Revs.	(Decrease)	Change

Three Months Ended
Publishing	$120,608	23%	$104,964	27%	$15,644	15%
Distribution	16,471	10%	11,997	10%	4,474	37%
Consolidated	$137,079	20%	$116,961	23%	$20,118	17%

Publishing operating income for the three months ended December 31, 2004 increased $15.6 million or 15% from the same period last year, from $105.0 million to $120.6 million while the percentage of operating income to segment revenues decreased from 27% to 23%.  The decrease in the percentage of operating income to segment revenues is due mainly to increasing costs of sales due to higher intellectual property license and royalty costs discussed above.  International publishing operating income for the three months ended December 31, 2004 benefited from the positive impact of the year-over-year strengthening of the EUR, AUD and the GBP in relation to the U.S. Dollar.  Excluding the impact of changes in foreign currency rates, publishing operating income for the three months ended December 31, 2004 increased approximately $10.8 million from the same period last year. This increase is primarily due to:

•                  Strong performance in both the domestic and international markets of our fiscal 2005 third quarter title releases.

Partially offset by:

•                  Increased sales and marketing spending to support and extend the overall product life cycle of our “big proposition” titles.

Distribution operating income for the three months ended December 31, 2004 increased by $4.5 million over the same period last year, from a $12.0 million to $16.5 million.  Excluding the impact of changes in foreign currency rates, distribution operating income for the three months ended December 31, 2004 increased by approximately $3.1 million from the same period last year. This increase is primarily due to a shift in the mix of hardware versus software sales as software tends to be a higher margin business.

		% of		% of
	December 31,	Segment	December 31,	Segment	Increase/	Percent
	2004	Net Revs.	2003	Net Revs.	(Decrease)	Change

Nine Months Ended
Publishing	$168,111	18%	$93,240	16%	$74,871	80%
Distribution	19,359	7%	11,934	6%	7,425	62%
Consolidated	$187,470	16%	$105,174	13%	$82,296	78%

Publishing operating income for the nine months ended December 31, 2004 increased $74.9 million from the same period last year, from $93.2 million to $168.1 million.  International publishing operating income for the nine months ended December 31, 2004 benefited from the positive impact of the year-over-year strengthening of the EUR, AUD and the GBP in relation to the U.S. dollar.  Excluding the impact of changes in foreign currency rates, publishing operating income for the nine months ended December 31, 2004 increased approximately $64.2 million from the same period last year. This increase is primarily due to:

•                  Strong performance in both the domestic and international markets of our fiscal 2005 title releases.

Partially offset by:

•                  Increased sales and marketing spending to support and extend the overall product life cycle of our “big proposition” titles.

Distribution operating income for the nine months ended December 31, 2004 increased $7.4 million over the same period last year, from $11.9 million to $19.4 million.  Excluding the impact of changes in foreign currency rates, distribution operating income for the nine months ended December 31, 2004 increased by $5.8 million from the same period last year.  This increase is primarily due to a shift in the mix of hardware versus software sales as software tends to be a higher margin business.

Investment Income, Net (in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2004	Net Revenue	2003	Net Revenue	(Decrease)	Change

Three Months Ended	$3,197	—%	$1,464	—%	$1,733	118%
Nine Months Ended	7,954	—%	4,125	1%	3,829	93%

Investment income, net for the three months ended December 31, 2004 was $3.2 million as compared to $1.5 million for the three months ended December 31, 2003.  The increase was primarily due to higher invested balances combined with rising yields during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

Investment income, net for the nine months ended December 31, 2004 increased $3.8 million from $4.1 million for the nine months ended December 31, 2003 as compared to $8.0 million for the nine months ended December 31, 2004.  The increase was primarily due to higher invested balances combined with rising yields during the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003 and a realized gain in the second quarter of fiscal 2005 of $0.5 million on the partial sale of an investment in common stock.

Provision for Income Taxes (in thousands)

		% of		% of
	December 31,	Pretax	December 31,	Pretax	Increase/	Percent
	2004	Income	2003	Income	(Decrease)	Change

Three Months Ended	$43,014	31%	$41,444	35%	$1,570	4%
Nine Months Ended	60,662	31%	38,248	35%	22,414	59%

The income tax provision of $43.0 million and $60.7 million for the three months and nine months ended December 31, 2004, respectively, reflects our effective income tax rate of 31%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, offset by an increase in state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Liquidity and Capital Resources

Sources of Liquidity

(in thousands)

	December 31, 2004	March 31, 2004	Increase/ (Decrease)
Cash and cash equivalents	$402,530	$466,552	$(64,022)
Short-term investments	310,650	121,097	189,553
	$713,180	$587,649	$125,531

Percentage of total assets	53%	61%

	For the nine months ended December 31, 2004	For the nine months ended December 31, 2003	Increase/ (Decrease)
Cash flows provided by operating activities	$96,378	$46,334	$50,044
Cash flows used in investing activities	(198,291)	(17,857)	(180,434)
Cash flows provided by financing activities	30,134	102,475	(72,341)

As of December 31, 2004, our primary source of liquidity is comprised of $402.5 million of cash and cash equivalents and $310.7 million of short-term investments.  We believe that we have sufficient working capital ($900.9 million at December 31, 2004), as well as funds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products.

We actively manage our capital structure as a component of our overall business strategy.  When we determine that market conditions are appropriate, we may seek to achieve long-term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Cash Flows

Cash and cash equivalents were $402.5 million at December 31, 2004 compared to $466.6 million at March 31, 2004.  Activity in cash and cash equivalents for the nine months ended December 31, 2004 included $96.4 million provided by operating activities, $198.3 million used in investing activities, and $30.1 million provided by financing activities. The primary drivers of operating cash flows were net income generated by increased sales volume adjusted for amortization of capitalized software development costs and intellectual property licenses for titles released in the first nine months of fiscal 2005.  This was offset by increased accounts receivable and inventories at the end of the nine months and continued investment in software development and intellectual property rights.  The increase in accounts receivable and inventories was due to high sales volume related to holiday sales and build up of inventory to support that sales volume.  In the nine months ended December 31, 2004, we spent approximately $96.9 million in connection with the development and acquisition of publishing or distribution rights for products being developed by third parties and the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as incurrence of product development costs relating to internally developed products.

We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.  We currently expect that a primary source of future liquidity, both short-term and long-term, will be our current cash and short-term investments combined with cash flows from continuing operations.

For the nine months ended December 31, 2004, cash flows used in investing activities were principally due to the purchase of short-term investments.  Cash provided by financing activities for the same period is the result of the issuance of common stock related to employee stock option and stock purchase plans.

Key Balance Sheet Accounts

Accounts Receivable

			Increase/
(amounts in thousands)	December 31, 2004	March 31, 2004	(Decrease)

Gross accounts receivable	$428,103	$109,605	$318,498
Net accounts receivable	344,894	62,577	282,317

The increase in gross accounts receivable was primarily the result of increased sales volume related to December holiday sales.  Significant shipments were made to customers in November and December and the related receivables were not due prior to quarter end.

Reserves for returns and price protection as a percentage of gross accounts receivable declined from 43% as of March 31, 2004 to 19% as of December 31, 2004.  Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts and Inventory Obsolescence in Item 2: Critical Accounting Policies).  The decrease in reserves for returns and price protection as a percentage of receivables reflects the fact that there were no new releases and slower catalog sales in the fourth quarter of fiscal 2004.  This compares to the “big proposition” new releases in the second and third quarters of fiscal 2005 which continue to experience strong sell through rates and thus require lower reserves.  Catalog titles typically have a higher reserve as a percentage of accounts receivable compared to new releases as they are later in their life cycle and at a reduced selling price.

Inventories

			Increase/
(amounts in thousands)	December 31, 2004	March 31, 2004	(Decrease)

Inventories	$41,656	$26,427	$15,229

The increase in inventories was primarily the result of the build up of Publishing inventory balances to support increased sales volume.

Software Development and Intellectual Property Licenses

			Increase/
(amounts in thousands)	December 31, 2004	March 31, 2004	(Decrease)

Software development and intellectual property licenses	$106,466	$135,201	$(28,735)

Software development and intellectual property licenses decreased from $135.2 million at March 31, 2004 to $106.5 million at December 31, 2004.  The decrease is a result of :

•                  $125.7 million of amortization of capitalized software development costs and intellectual property licenses reflecting the release of several “big proposition” titles during fiscal 2005 with associated large capitalized software development and intellectual property licenses.  This includes releases of Call of Duty: Finest Hour, THUG 2, X-Men Legends, Spider-Man 2, Shark Tale, Lemony Snicket’s A Series of Unfortunate Events, and Rome: Total War.

Offset by:

•                  Continued investment in software development and intellectual property licenses.  We capitalized approximately $96.9 million in the nine months ended December 31, 2004 in connection with the development and acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products.

Accounts Payable

			Increase/
(amounts in thousands)	December 31, 2004	March 31, 2004	(Decrease)

Accounts payable	$156,376	$72,874	$83,502

The increase in accounts payable was primarily the result of increased inventory purchases by our publishing business to support the increased holiday sales volume.

Accrued Expenses

			Increase/
(amounts in thousands)	December 31, 2004	March 31, 2004	(Decrease)

Accrued expenses	$155,057	$63,205	$91,852

The increase in accrued expenses was primarily driven by increases in accrued royalties due to strong sales on titles released in the third quarter of fiscal 2005, increases in marketing and coop accruals to support our third quarter titles, and an increase for compensation costs and other expenses.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provides Centresoft with the ability to borrow up to GBP 8.0 million ($15.4 million), including issuing letters of credit, on a revolving basis as of December 31, 2004. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.2 million) guarantee for the benefit of our CD Contact subsidiary as of December 31, 2004.  The UK Facility bore interest at LIBOR plus 2.0% as of December 31, 2004, is collateralized by substantially all of the assets of the subsidiary and expires in November 2005.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among other things, fixed charges.  As of December 31, 2004, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of December 31, 2004.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.7 million) as of December 31, 2004, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding under the German Facility as of December 31, 2004.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game.  Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of December 31, 2004, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility	Developer
	Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2005	$3,053	$18,163	$1,000	$22,216
2006	11,028	24,226	13,949	49,203
2007	10,282	7,975	5,000	23,257
2008	7,468	5,775	5,000	18,243
2009	6,671	2,900	—	9,571
Thereafter	31,412	—	—	31,412
Total	$69,914	$59,039	$24,949	$153,902

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

Recently Issued Accounting Standards and Laws

On December 15, 2004, the Financial Accounting Standards Board (“FASB”) released its final revised standard entitled FASB Statement No. 123R, Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R requires that a public entity measure the cost of equity based service awards based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period.  SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  We are currently assessing the impact SFAS No. 123R will have on our financial position and results of operations.

On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory should be excluded from the cost of inventory and expensed when incurred.  The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company expects the adoption of SFAS No. 151 will not have a material impact on our financial position or results of operations.

On December 15, 2004 the FASB issued Statement No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets — an Amendment of Accounting Principles Board Opinion No. 29.  This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company expects the adoption of SFAS No. 153 will not have a material impact on our financial position or results of operations.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes.  For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities.  The manufacturing deduction provided by the Act replaces the extraterritorial income (“ETI”) deduction currently in place.  We currently derive benefits from the ETI exclusion which was repealed by the Act.  Our exclusion for fiscal 2005, 2006, and 2007 will be limited to 95%, 75%, and 45% of the otherwise allowable exclusion and no exclusion will be available in fiscal 2008 and thereafter.  The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers.  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes.  The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability.  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  We are evaluating the Act at this time and have not yet determined whether we will avail ourselves of this opportunity.  We plan to complete our assessment before the end of fiscal 2006 and are not currently in a position to estimate a range of possible repatriation amounts.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of December 31, 2004, our cash equivalents and short-term investments included debt securities of $419.6 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of December 31, 2004 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	2.29%	$110,239	$110,239
Variable rate	2.16%	90,362	90,362

Short-term investments:
Fixed rate	2.28%	$311,565	$309,379

Our short-term investments generally mature between three and thirty months.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of December 31, 2004, there were no hedging contracts outstanding.

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

Item 5.  Other Information

                On September 21, 2004, the Company’s Board of Directors unanimously resolved, in light of the added regulatory burdens imposed on outside directors by the Sarbanes Oxley Act of 2002, (1) to increase, from $25,000 to $30,000, the annual retainer for outside directors; (2) to increase, from $2,500 to $5,000, the annual compensation for serving as chairman of either the Compensation Committee or the Nominating and Corporate Governance Committee; (3) to increase, from $2,500 to $10,000, the annual compensation for serving as chairman of the Audit Committee; (4) to increase, from $2,500 to $5,000, the annual compensation for serving as a member of the Audit Committee.  The resolutions adopted by the Board of Directors were effective as of September 21, 2004.

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

Date:	February 8, 2005

ACTIVISION, INC.

/s/ William J. Chardavoyne
William J. Chardavoyne
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)