Form 10-K
period 2005-03-31
ACTIVISION INC /NY
filed 2005-06-09
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on September 30, 2004 was $1,866,783,013.

The number of shares of the registrant’s Common Stock outstanding as of May 31, 2005 was 201,767,960.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2005 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

INDEX

PART I.

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.	Selected Consolidated Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Consolidated Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III.

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV.

Item 15.	Exhibits and Financial Statement Schedule

SIGNATURES

PART I

Item 1.           BUSINESS

(a)                                  General

Activision, Inc. (“Activision” or “we”) is a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics.  Our fiscal 2005 product portfolio included such best-selling products as Spider-Man 2:  The Movie (“Spider-Man 2”), Shrek 2, Tony Hawk’s Underground 2 (“THUG 2”), Call of Duty:  Finest Hour, Shark Tale, DOOM 3 and X-Men Legends.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  Our target customer base ranges from casual players to game enthusiasts, children to adults and mass-market consumers to “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”), Sony PlayStation Portable (“PSP”) and Nintendo Dual Screen (“NDS”) hand-held devices and the personal computer (“PC”).  The installed base for this current generation of hardware platforms is significant and growing and the fiscal 2005 release of two new handheld devices, NDS, which was released worldwide, and PSP, which was released in North America, will also help expand the software market.  We successfully executed our strategy of having a high-quality product presence at the launch of the NDS and PSP and are currently developing additional titles for the PSP and the NDS while continuing to develop games for the GBA.

We also intend to develop titles for the next-generation console systems which are being developed by Sony, Nintendo and Microsoft.  Microsoft recently unveiled its next-generation console, the Xbox 360, which is expected to be released in November 2005.  We are currently developing four titles for release on the Xbox 360, Tony Hawk’s American Wasteland, Call of Duty 2, Quake IV and GUN.  Sony and Nintendo also recently unveiled their next-generation consoles, the PlayStation 3 and Revolution, respectively, and both are expected to be released in calendar 2006.  Our publishing business involves the development, marketing, and sale of products directly, by license or through our affiliate label program with certain third-party publishers.  Our distribution business consists of operations in Europe that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

We were originally incorporated in California in 1979.  In December 1992, we reincorporated in Delaware.  In June 2000, we reorganized into the current holding company organizational structure.

In April 2003, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on June 6, 2003 to shareholders of record as of May 16, 2003.  In February 2004, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on March 15, 2004 to shareholders of record as of February 23, 2004.  In February 2005, the Board of Directors approved a four-for-three split of our outstanding common shares effected in the form of a 33-1/3% stock dividend.  The split was paid March 22, 2005 to shareholders of record as of March 7, 2005.  The par value of our common stock was maintained at the pre-split amount of $.000001.   All share and per share data have been restated as if the stock splits had occurred as of the earliest period presented.

(b)                                      Business Combinations

We have completed a number of acquisitions of both software development companies and interactive entertainment product distribution companies.    During fiscal 2005, we continued to enhance our internal product development capabilities with the acquisition of a game developer, Vicarious Visions, Inc.  See the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the accounting treatment of this and prior acquisitions.   During the first quarter of fiscal 2006, we acquired two additional game developers, Toys for Bob, Inc. and Beenox, Inc.

(c)                                  Financial Information About Industry Segments

We have two reportable segments: publishing and distribution.  Publishing relates to the development (both internally and externally), marketing and sale of DVD, CD, UMD and cartridge-based interactive entertainment software products owned or controlled by us directly, by license or through our affiliate label program with certain third-party publishers.  Distribution primarily refers to logistical and sales services provided by our European distribution subsidiaries to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.  See Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain financial information regarding reporting segment and geographic areas required by Item 1.

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

Strategy

Create, Acquire and Maintain Strong Brands.  We focus development and publishing activities principally on products that are, or have the potential to become, franchise properties with sustainable consumer appeal and brand recognition.  It is our experience that these products can then serve as the basis for sequels, prequels and related new products that can be released over an extended period of time. We believe that the publishing and distribution of products based in large part on franchise properties enhances predictability of revenues and the probability of high unit volume sales and operating profits. We have entered into a series of strategic relationships with the owners of intellectual property pursuant to which we have acquired the rights to publish products based on franchises such as Marvel Comics’ properties, including Spider-Man, X-Men, Iron Man and Fantastic Four.  Additionally, we have a multi-year, multi-property, publishing agreement with DreamWorks LLC that grants us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, as well as the upcoming computer-animated film “Over the Hedge” and all of their respective sequels, including “Shrek 3.”  We also have a strategic relationship with professional skateboarder Tony Hawk through an exclusive multi-year agreement to develop video games using his name and likeness.  Through fiscal 2005, we have released six successful titles in the Tony Hawk franchise.  We also have created a number of successful internally developed intellectual properties such as the True Crime and Call of Duty franchise properties.  We believe that our fiscal 2006 release, GUN, also has the potential to join this list of franchise properties.

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

We develop our products using a combination of our internal development resources and external development resources acting under contract with us.  We typically select our external developers based on their track record and expertise in producing products in the same category. One developer will often produce the same game for multiple platforms and will produce sequels to the original game. We believe that selecting and using development resources in this manner allows us to leverage the particular expertise of our internal and external development resources, which we believe adds to the quality of our products.

Create and Maintain Diversity in Product Mix, Platforms and Markets.  We believe that maintaining a diversified mix of products can reduce our operating risks and enhance profitability. Therefore, we develop and publish products spanning a wide range of product categories, including action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  We also develop products designed for target audiences ranging from casual players to game enthusiasts, children to adults and mass-market consumers to “value” buyers.  Presently, we concentrate on developing, publishing and distributing products that operate on PS2, GameCube and Xbox console systems, GBA, PSP, and NDS hand-held devices and the PC.  We intend to develop products for the next-generation console systems: Microsoft Xbox 360, Sony PlayStation 3 and Nintendo Revolution. We typically offer our products for use on multiple platforms in order to reduce the risks associated with any single platform, leverage our costs over a larger installed hardware base and increase unit sales.

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

Our sales and marketing staff work with our studio resources to increase the visibility of new product launches and to coordinate the timing and promotion of product releases. Our finance and sales and marketing personnel work together to improve inventory management and receivables collections. We have instituted broad, objective-based reward programs that provide incentives to management and staff throughout the organization to produce results that meet our financial objectives.

Grow Through Continued Strategic Acquisitions and Alliances.  The interactive entertainment industry has been consolidating, and we believe that success in this industry will be driven in part by the ability to take advantage of scale. Specifically, smaller companies are more capital constrained, enjoy less predictability of revenues and cash flow, lack product diversity and must spread fixed costs over a smaller revenue base. Several industry leaders are emerging that combine the entrepreneurial and creative spirit of the industry with professional management, the ability to access the capital markets and the ability to maintain favorable relationships with developers, intellectual property owners and retailers. Through numerous completed acquisitions since 1997, we believe that we have successfully diversified our operations, our channels of distribution, our development talent pool and our library of titles, and have emerged as one of the industry’s leaders. We intend to continue to evaluate the expansion of our resources through acquisitions, strategic relationships and key license transactions. We intend to continue expanding our intellectual property library through key license transactions and strategic relationships with intellectual property owners and to continue to evaluate opportunities to increase our development capacity through the acquisition of or investment in selected experienced software development firms.

Products

Historically we have been best known for our action/adventure, strategy and simulation products.  We have also been successful in the superheroes and skateboarding categories with our release of titles based on the Spider-Man and X-Men properties, as well as the Tony Hawk franchise.  We have also been successful in the racing and first person action categories through two original intellectual properties, True Crime and Call of Duty, both of which we plan on continuing as successful long-term franchises.  In addition, we have established ourselves as a leader in the “value” software publishing business with products under our Cabela’s, Rapala’s and Greg Hasting’s Paintball licenses, as well as with products distributed on behalf of our “value” affiliate label partners.   Products published by us in this category are generally developed by third-parties, often under contract with us, and are marketed under the Activision Value Publishing name.  Value software is typically less sophisticated and less complex, both in terms of the development process and consumer gameplay.

Hardware Licenses. Our products currently are being developed or published primarily for PS2, Xbox and GameCube console systems; GBA, PSP and NDS hand-held devices; and PCs.  We also intend to develop products for the next-generation console systems: Microsoft Xbox 360, Sony PlayStation 3 and Nintendo Revolution.  In order to maintain general access to the console systems and hand-held devices marketplace, we have maintained licenses for PS2, GameCube and Xbox console systems and GBA, PSP and NDS hand-held devices with the owners of each such platform.  Each license allows us to create multiple products for the applicable platform, subject to certain approval rights which are reserved by each licensor.  Each license also requires that we pay the licensor a per unit royalty for each unit manufactured.  In contrast, we are not required to obtain any license for the development and production of products for PCs.

Intellectual Property Rights.  Many of our current and planned releases are based on intellectual property and other character or story rights licensed from third-parties, as well as a combination of characters, worlds and concepts derived from our extensive library of titles, and original characters and concepts owned and created by us.  When publishing products based on licensed intellectual property rights, we generally seek to capitalize on the name recognition, marketing efforts and goodwill associated with the underlying property. For intellectual property owned by Activision, we generally attempt to establish such properties as sustainable, long-term game franchises.

In acquiring intellectual property rights from third-parties, we seek to obtain rights to publish titles across a variety of platforms, to include the ability to produce multiple titles and to retain rights over an extended period of time.  In past years, we have been able to enter into a series of long-term or multi-product agreements with owners of various intellectual properties that are well known throughout the world and to create products based on these recognizable characters, story lines or concepts.  These agreements typically provide us with exclusive publishing rights for a specific period of time and, in some cases, for specified platforms and, in other cases, with renewal rights upon the satisfaction of certain conditions. The scope of our licensing activities includes theatrical motion pictures, television shows, animated films and series, comic books, literary works, sports personalities and events and celebrities. We intend to continue expanding relationships with our existing intellectual property partners and to enter into agreements with other intellectual property owners for additional recognizable properties, characters, story lines and concepts.  However, we may not be able to maintain or expand our existing relationships or to seek out and sustain new long-term relationships of similar caliber in the future.

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

“Greenlight Process”

We have adopted and implemented a rigorous procedure for the selection, development, production and quality assurance of our internally and externally produced interactive entertainment software titles. The process, known internally as the “Greenlight Process,” involves six phases throughout the development and production phases of a title, each of which includes a number of specific performance milestones.  The six phases of the “Greenlight Process” are the concept, assessment, prototype, first playable, alpha and beta.  This procedure is designed to enable us to manage and control production and development budgets and timetables, to identify and address production and technical issues at the earliest opportunity, and to coordinate marketing and quality control strategies throughout the production and development phases, all in an environment that fosters creativity.  Checks and balances are intended to be provided through the structured interaction of the project team with our creative, technical, marketing and quality assurance/customer support personnel, as well as our legal, accounting and finance departments.  In order to maintain the competitiveness of our products and to take advantage of increasingly sophisticated technology associated with hardware platforms, our development process includes a significant amount of time for play-testing new products and extensive product quality evaluations.

Product Support

We provide various forms of product support to both our internally and externally developed titles.  Our quality assurance personnel are involved throughout the development and production of each title published by us.  We subject all such products to extensive testing before release to ensure compatibility with all appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products.  To support our products after release, we provide online access to our customers on a 24-hour basis as well as telephone operator help lines during regular business hours.  The customer support group tracks customer inquiries, and we use this data to help improve the development and production processes.

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

Sales and Distribution

North America.  Our products are available for sale or rental in thousands of retail outlets domestically.  Our North American customers include Best Buy, Blockbuster, Circuit City, Electronics Boutique, GameStop, Target, Toys “R” Us and Wal-Mart.  Our largest customer, Wal-Mart, accounted for approximately 23% and 20% of our consolidated net revenues for fiscal 2005 and 2004, respectively.

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

International.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries.  We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Italy, Spain, the Netherlands, Canada, Sweden, Australia and Japan.  Whenever practicable, we seek to maximize our worldwide revenues and profits by releasing high quality foreign language releases concurrently with English language releases and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories.

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

See Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain financial information regarding reporting segments and geographic areas required by Item 1.

Distribution

We distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries, Centresoft in the United Kingdom, NBG in Germany and CD Contact in the Benelux countries.  These subsidiaries act as wholesalers in the distribution of products and also provide packaging, logistical and sales services, and in some cases, product localization for certain vendors.  They provide services to our publishing operations and to various third-party publishers, including Sony, Nintendo and Microsoft.  Centresoft is Sony’s exclusive distributor of PlayStation products to the independent channel in the United Kingdom.  In the fiscal year ended March 31, 2005, sales for Sony, Nintendo and Microsoft accounted for approximately 18%, 4% and 3%, respectively, of our worldwide distribution net revenues.

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

Emerging Technologies

We are actively supporting emerging platforms (wireless devices, closed and open online networks and interactive television) by publishing and licensing key brands, such as Shrek 2, Tony Hawk’s Underground 2 and Call of Duty for these emerging platforms.  We also develop and optimize many of our titles for consoles that support online play, such as PS2, Xbox Live, and the up-coming next-generation consoles, Microsoft Xbox 360, Sony PlayStation 3, and Nintendo Revolution.  We have published and licensed rights to various brands, such as Spider-Man 2: The Movie, Shrek 2, Call of Duty and X-Men Legends, for various hand-held wireless devices, such as Nokia’s N-Gage wireless platform, as well as many traditional wireless handsets.  We believe that more of our brands ca  n be successfully published for wireless and online platforms, as well as exploited through other emerging technologies, as they continue to evolve.

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

Competition

The interactive entertainment software industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced.  Our competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing and product development resources than we have.  Due to their greater resources, certain of our competitors can spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties and pay more to third-party software developers than we can.  In addition, competitors with larger product lines and popular titles typically have greater leverage with retailers, distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor’s most popular titles.  We believe that the main competitive factors in the interactive entertainment software industry include: product features and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; quality of products; ease of use; price; marketing support; and quality of customer service.

We compete primarily with other publishers of personal computer and video game console interactive entertainment software.  Significant third-party software competitors currently include, among others: Atari, Inc.; Capcom Co. Ltd.; Eidos PLC; Electronic Arts Inc.; Konami Company Ltd.; Namco Ltd.; Sega Enterprises, Ltd.; Take-Two Interactive Software, Inc.; THQ Inc.; Ubi Soft Entertainment; and Vivendi Universal Publishing.  In addition, integrated video game console hardware and software companies such as Sony Computer Entertainment, Nintendo Co. Ltd. and Microsoft Corporation compete directly with us in the development of software titles for their respective platforms.

Employees

As of March 31, 2005, we had 1,728 employees, including 984 in product development, 154 in North American publishing, 138 in international publishing, 121 in operations, corporate finance and administration, and 331 in European distribution activities.

As of March 31, 2005, 234 of our full-time employees were subject to term employment agreements with us.  These agreements generally commit such employees to employment terms of between one and five years from the commencement of their respective agreements.  Most of the employees subject to such agreements are executive officers or key members of the product development, sales or marketing divisions.  These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors and marketing product managers.  The execution by us of employment agreements with such employees, in our experience, reduces our turnover during the development, production and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities.

None of our employees are subject to a collective bargaining agreement except for the employees of our German distribution subsidiary who are allowed by German law to belong to an organized labor council.  To date, we have not experienced any labor-related work stoppages.

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Annual Report on Form 10-K) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  These forward-looking statements are subject to business and economic risk and reflect management’s current expectations and are inherently uncertain and difficult to predict.  The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance.  You are cautioned that we do not have a policy of updating or revising forward-looking statements, and thus you should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

We depend on a relatively small number of brands for a significant portion of our revenues and profits.

A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year, and these products are responsible for a disproportionate amount of our profits.  In addition, many of these products have substantial production or acquisition costs and marketing budgets.  In fiscal 2005, 37% of our consolidated net revenues (48% of worldwide publishing net revenues) was derived from three brands, which accounted for 16%, 11% and 10%, respectively, of consolidated net revenues (21%, 14% and 13%, respectively, of worldwide publishing net revenues).  In fiscal 2004, 35% of our consolidated net revenues (49% of worldwide publishing net revenues) was derived from three brands, which accounted for 17%, 14% and 4%, respectively, of consolidated net revenues (24%, 20% and 5%, respectively, of worldwide publishing net revenues).  In fiscal 2003, two brands accounted for 38% of our consolidated net revenues (52% of worldwide publishing net revenues), one of which accounted for 20% and the other of which accounted for 18% of consolidated net revenues (27% and 25%, respectively, of worldwide publishing net revenues).  We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenues and profits.  Due to this dependence on a limited number of brands, the failure to achieve anticipated results by one or more products based on these brands may significantly harm our business and financial results.

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

Many of our products are based on intellectual property and other character or story rights acquired or licensed from third-parties.  These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or to include new products in existing licenses.  The loss of a significant number of our intellectual property licenses or of our relationships with licensors, or inability to obtain additional licenses of significant commercial value could have a material adverse effect on our ability to develop new products and therefore on our business and financial results.  Additionally, the failure of intellectual property acquired by us to be popularly received could impact the market acceptance of our products in which the intellectual property is included.  Such lack of market acceptance could result in the write-off of the unrecovered portion of acquired intellectual property assets, which could cause material harm to our business and financial results.  Furthermore, the competition for these licenses and distribution agreements is often intense.  Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to the licensor, which could increase our costs.

Transitions in console platforms could have a material impact on the market for interactive entertainment software.

When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available.  During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance.  In fiscal 2005, Nintendo released its latest portable game system, the NDS, and Sony released the PSP in North America.  We began selling games for each of these hand-held platforms concurrently with their respective launches and are currently developing additional titles for the PSP and NDS.  The introduction of the PSP and NDS may have a negative effect on the sale of our GBA titles.  We also intend to develop titles for the next-generation console systems being developed by Sony, Nintendo and Microsoft.   Microsoft recently unveiled their next-generation console, the Xbox 360, which is expected to be released in November 2005.  Sony and Nintendo also recently unveiled their next-generation consoles, the PlayStation 3 and Revolution, respectively, and both are expected to be released in calendar 2006.  Delays in the launch, shortages, technical problems or lack of consumer acceptance of the next-generation platforms could adversely affect our sales of products for these platforms.  In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on our software prices.

We must make significant expenditures to develop products for new platforms which may not be successful or released when anticipated.

The interactive entertainment software industry is subject to rapid technological change.  New technologies could render our current products or products in development obsolete or unmarketable.  We must continually anticipate and assess the emergence and market acceptance of new interactive entertainment hardware platforms well in advance of the time the platform is introduced to consumers.  New platforms have historically required the development of new software and also have the effect of undermining demand for products based on older technologies.  Because product development cycles are difficult to predict, we must make substantial product development and other investments in a particular platform well in advance of introduction of the platform and we may be required to realign our product portfolio and development efforts in response to market changes.  If the platforms for which we develop new software products or modify existing products are not released on a timely basis, do not attain significant market penetration, if we develop products for a delayed or unsuccessful platform or if we cancel development of products in response to market changes, we may not be able to recover in revenues our development costs, which could be significant, and our business and financial results could be significantly harmed.

We are exposed to seasonality in the purchases of our products.

The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year end holiday buying season.  As a result, our net revenues, gross profits and operating income have historically been highest during the second half of the calendar year.  Additionally, in a platform transition period, sales of game console software products can be significantly affected by the timeliness of introduction of game console platforms by the manufacturers of those platforms, such as Sony, Nintendo and Microsoft.  The timing of hardware platform introduction is also often tied to holidays and is not within our control.  If a hardware platform is released unexpectedly close to the holidays, this would result in a shortened holiday buying season and could negatively impact the sales of our products.  Further, delays in development, licensor approvals or manufacturing can also affect the timing of the release of our products, causing us to miss key selling periods such as the year end holiday buying season.

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

We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer’s game platform.  In the next year, we expect our platform licensors to introduce new hardware platforms into the market.  In order to publish products for new hardware platforms, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform.  Similarly, the platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles and the manufacturing of products.  The control that platform licensors have over the fee structures for their future platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term.  Because publishing products for console systems is the largest portion of our business, any increase in fee structures would have a significant negative impact on our business model and profitability.

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

We regard our software as proprietary and rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights.  We own or license various copyrights and trademarks.  Although we provide “shrink-wrap” license agreements or limitations on use with our software, it is uncertain to what extent these agreements and limitations are enforceable.  We are aware that some unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, it could cause material harm to our business and financial results.

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

As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims.  Many of our products are highly realistic and feature materials that are based on real world examples, which may inadvertently infringe upon the intellectual property rights of others.  Our products often utilize complex, cutting edge technology that may become subject to the intellectual property rights of others.  Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third-parties still may claim infringement.  From time to time, we receive communications from third-parties regarding such claims.  Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend.

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

We rely on independent third-parties to develop some of our software products.

We rely on independent third-party interactive entertainment software developers to develop some of our software products.  Since we depend on these developers, in the aggregate, we remain subject to the following risks:

•                  Continuing strong demand for developers’ resources, combined with the recognition they receive in connection with their work, may cause developers who worked for us in the past either to work for our competitors in the future or to renegotiate our agreements with them on terms less favorable for us;

•                  Limited financial resources and business expertise and inability to retain skilled personnel may force developers out of business prior to completing our products or require us to fund additional costs; and

•                  Our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements.  In either case, we would not be able to continue to engage such developers’ services for our products, except for those that they are contractually obligated to complete for us.

Increased competition for skilled third-party software developers also has compelled us to agree to make significant advance payments on royalties to game developers.  If the products subject to these arrangements do not generate sufficient revenues to recover these royalty advances, we would have to write-off unrecovered portions of these payments, which could cause material harm to our business and financial results.  Typically, we pay developers a royalty based on a percentage of net revenues, less agreed upon deductions, but in a few cases, we have agreed to pay developers fixed per unit product royalties after royalty advances are fully recouped.  To the extent that sales prices of products on which we have agreed to pay a fixed per unit royalty are marked down, our profitability could be adversely affected.

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

We compete primarily with other publishers of personal computer and video game console interactive entertainment software.  Significant third-party software competitors currently include, among others: Atari, Inc.; Capcom Co. Ltd.; Eidos PLC; Electronic Arts Inc.; Konami Company Ltd.; Namco Ltd.; Sega Enterprises, Ltd.; Take-Two Interactive Software, Inc.; THQ Inc.; Ubi Soft Entertainment; and Vivendi Universal Publishing.  In addition, integrated video game console hardware and software companies such as Sony Computer Entertainment, Nintendo Co. Ltd. and Microsoft Corporation compete directly with us in the development of software titles for their respective platforms.

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

Retailers of our products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high quality retail shelf space and promotional support from retailers.  To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures.  Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers.  We cannot be certain that our new products will consistently achieve such “best seller” status.  Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies.  Our products constitute a relatively small percentage of any retailer’s sales volume.  We cannot be certain that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support on acceptable terms.  A prolonged failure in this regard may significantly harm our business and financial results.

Our sales may decline substantially without warning and in a brief period of time because we do not have long-term contracts for the sale of our products.

In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries.  Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments.  Our largest customer, Wal-Mart, accounted for approximately 23% and 20% of our consolidated net revenues for fiscal 2005 and 2004, respectively.  The loss of, or significant reduction in sales to, any of our principal retail customers or distributors could significantly harm our business and financial results.

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

Our CD Contact, NBG and Centresoft subsidiaries distribute interactive entertainment software and hardware products and provide related services in the Benelux countries, Germany and the United Kingdom, respectively, and via export in other European countries for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers.  These services are generally performed under limited term contracts.  Although we expect to use reasonable efforts to retain these vendors, we may not be successful in this regard.  The cancellation or non-renewal of one or more of these contracts could significantly harm our business and financial results.  Sony, Nintendo and Microsoft products accounted for approximately 18%, 4% and 3%, respectively, of our worldwide distribution net revenues for fiscal 2005.

Our international revenues may be subject to regulatory requirements as well as currency fluctuations.

Our international revenues have accounted for a significant portion of our total revenues.  International sales and licensing accounted for 50%, 53% and 50% of our consolidated net revenues in fiscal 2005, 2004 and 2003, respectively.  We expect that international revenues will continue to account for a significant portion of our total revenues in the future.  International sales may be subject to unexpected regulatory requirements, tariffs and other barriers.  Additionally, foreign sales that are made in local currencies may fluctuate. We have and may continue to engage in limited currency hedging activities.  Currency exchange rates fluctuations may in the future have a material negative impact on revenues from international sales and licensing and thus our business and financial results.

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

In the United States, federal and several state governments are considering content restrictions on products such as ours, as well as restrictions on distribution of such products.  We may be required to modify our products or alter our marketing strategies to comply with new regulations, which could delay the release of our products in those countries.  Due to the uncertainties regarding such regulations, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such regulations would have on our business.  In addition, a number of state legislative bodies in states such as Illinois, California, New York and Washington introduced various forms of legislation designed to regulate and control sales of video games deemed inappropriate for sales to minors. While we believe that such legislation is in violation of the First Amendment prohibition on restraints on free speech and therefore unconstitutional and will continue to support the efforts of our industry in opposing the introduction and adoption of such laws, in the event such legislation is adopted and enforced, the sales of our products in states with such laws may be negatively affected.

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

We have adopted a shareholder rights plan under which one right entitling the holder to purchase two nine-hundredths (2/900) of a share, as adjusted on account of stock dividends made since the plan’s adoption, of our Series A Junior Preferred Stock price at an exercise price of $8.89 per share, subject to adjustment and as adjusted on account of stock dividends made since the plan’s adoption, is attached to each outstanding share of common stock.  Such shareholder rights plan makes an acquisition of control in a transaction not approved by our Board of Directors more difficult.  Our Amended and Restated By-laws have advance notice provisions for nominations for election of nominees to the Board of Directors which may make it more difficult to acquire control of us.  Our long-term incentive plans provide, in the discretion of a committee, for acceleration of stock options following a change in control under certain circumstances, which has the effect of making an acquisition of control more expensive.  In addition, some of our officers have severance compensation agreements that provide for substantial cash payments and accelerations of other benefits in the event of a change in control.  These agreements and arrangements may also inhibit a change in control.

Our reported financial results could be affected if significant changes in current accounting principles are adopted.

Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. Similarly, Congress has considered a variety of bills that could affect certain accounting principles. The Financial Accounting Standards Board, Public Company Accounting and Oversight Board and other regulatory accounting agencies have recently adopted several new accounting standards, such as accounting for stock options, some of which represent a significant change from current practices. Changes in our accounting for stock options could materially increase our reported expenses.

Our stock price is highly volatile.

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to many factors, including:

•                              Quarter to quarter variations in results of operations;

•                              Our announcements of new products;

•                              Our competitors’ announcements of new products;

•                              Our product development or release schedule;

•                              General conditions in the computer, software, entertainment, media or electronics industries and in the economy;

•                              Timing of the introduction of new platforms and delays in the actual release of new platforms;

•                              Hardware manufacturers’ announcements of price reductions in hardware platforms;

•                              Changes in earnings estimates or buy/sell recommendations by analysts; and

•                              Investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers.

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

Available Information

Our website is located at http://www.activision.com.  Furthermore, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge and through our website.  The information found on our website is not a part of, and is not incorporated by reference into, this or any other report we file with or furnish to the SEC.

Item 2.           PROPERTIES

Our principal corporate and administrative offices are located in approximately 114,700 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405.  The following is a listing of the principal offices maintained by us on May 31, 2005:

PROPERTY	LOCATION	SQ FT	OWNERSHIP	LEASE EXPIRATION

Corporate Offices	Santa Monica, CA, USA	114,700	Lease	April 2007

Product Development Facilities

Beenox, Inc.	Quebec City, Quebec, Canada	2,700	Lease	January 2006
Infinity Ward, Inc.	Encino, CA, USA	17,600	Lease	August 2005
Luxoflux, Inc.	Santa Monica, CA, USA	12,400	Lease	January 2009
Neversoft Entertainment, Inc.	Encino, CA, USA	27,400	Lease	July 2005
Neversoft Entertainment, Inc.	Woodland Hills, CA, USA	53,300	Lease	September 2014
Raven Studios	Madison, WI, USA	21,400	Lease	June 2005
Shaba Games, Inc.	San Francisco, CA, USA	23,300	Lease	February 2008
Toys For Bob, Inc.	Novato, CA, USA	5,100	Lease	July 2006
Treyarch Corporation	Santa Monica, CA, USA	55,000	Lease	November 2009
Vicarious Visions, Inc.	Mountain View, CA, USA	3,100	Lease	January 2006
Vicarious Visions, Inc.	Troy, NY, USA	14,600	Lease	January 2006
Z-Axis, Ltd.	Foster City, CA, USA	24,000	Lease	August 2007

Publishing Facilities

Australia Publishing	Sydney, Australia	7,300	Lease	July 2006
France Publishing	Bezons, France	3,800	Lease	December 2006
German Publishing	Burglengenfeld, Germany	2,200	Own	N/A
Japan Publishing	Tokyo, Japan	2,300	Lease	March 2006
United Kingdom Publishing	Slough, UK	8,200	Lease	September 2005
Value Publishing	Eden Prairie, MN, USA	14,000	Lease	May 2008
Italy Publishing	Legnano, Italy	2,700	Lease	October 2008
Spain Publishing	Madrid, Spain	3,300	Lease	April 2006

Distribution Facilities

German Distribution	Burglengenfeld, Germany	55,700	Own	N/A
Netherlands Distribution-offices	Breda, the Netherlands	4,200	Lease	January 2007
Netherlands Distribution-warehouse	Venlo, the Netherlands	44,600	Own	N/A
United Kingdom Distribution	Birmingham, UK	182,089	Lease	May 2011-2018

Our publishing operations additionally lease facilities in Canada, Minnesota, New York, Texas and Sweden for purposes of sales and branch offices.

Item 3.           LEGAL PROCEEDINGS

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors.  The complaint, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that our revenues and assets were overstated during the period between February 1, 2001 and December 17, 2002, was filed in the United States District Court, Central District of California by the Construction Industry and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  Five additional purported class actions have subsequently been filed by Gianni Angeloni, Christopher Hinton, Stephen Anish, the Alaska Electrical Pension Fund and Joseph A. Romans asserting the same claims.  Consistent with the Private Securities Litigation Reform Act (“PSLRA”), the court appointed lead plaintiffs consolidating the six putative securities class actions into a single case.  In an Order dated May 16, 2005, the court dismissed the consolidated complaint because the plaintiffs failed to satisfy the heightened pleading standards of the PSLRA.  The court did, however, give the lead plaintiffs leave to file an amended consolidated complaint within 30 days of the order.  We do not know whether the lead plaintiffs will file an amended consolidated complaint, but in the event that one is filed, we intend to vigorously defend the case at such time.

In addition, on March 12, 2004, a shareholder derivative lawsuit captioned Frank Capovilla, Derivatively on Behalf of Activision, Inc. v. Robert Kotick, et al. was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  That complaint was filed in California Superior Court for the County of Los Angeles. Also, on March 22, 2005, a new derivative lawsuit captioned Ramalingham Balamohan, Derivatively on Behalf of Nominal Defendant Activision, Inc. v. Robert Kotick, et al. was filed in the Federal Court of Los Angeles.  This complaint makes the same allegations as the previous complaints, but it names all the current directors as defendants.  We strongly deny allegations in both derivative cases and will vigorously defend these cases.  In the California derivative case, Activision, as nominal defendant, filed a motion to stay all proceedings.  The case, and all motion practice and responsive pleadings, has been held in abeyance pending a status conference with the court. In the Federal derivative case, plaintiff filed a notice of dismissal of the action, without prejudice on or about June 3, 2005.

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

On June 30, 2003, we terminated our Star Trek Merchandising License Agreement with Viacom Consumer Products, Inc. and filed a complaint in the Superior Court of the State of California for breach of contract and constructive trust against Viacom Consumer Products and Viacom International, Inc. (“Viacom”). On August 15, 2003, Viacom filed its response to our complaint as well as a cross-complaint alleging, among other matters, a breach of contract by Activision and seeking claimed damages in excess of $50 million. On February 23, 2005, we reached an agreement with Viacom that settled the legal disputes.  As a result of the settlement, all pending lawsuits filed by each party in the Superior Court in Los Angeles regarding this matter have been dismissed by court order dated March 18, 2005.   The settlement had no material impact on the financial results of Activision’s operations.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 4, 2005, we held a Special Meeting of Stockholders in Santa Monica, California.  One item was submitted to a vote of the stockholders: To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 225,000,000 to 450,000,000.

The amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 225,000,000 to 450,000,000 was approved.  Set forth below are the results of the voting:

For	Against	Abstain
132,454,455	5,528,569	75,370

PART II

Item 5.           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market under the symbol “ATVI.”

The following table sets forth for the periods indicated the high and low reported sale prices for our common stock.  As of May 31, 2005, there were approximately 2,808 holders of record of our common stock.

	High	Low
Fiscal 2004
First Quarter ended June 30, 2003	$6.75	$4.51
Second Quarter ended September 30, 2003	7.19	5.43
Third Quarter ended December 31, 2003	9.55	5.79
Fourth Quarter ended March 31, 2004	12.13	8.54

Fiscal 2005
First Quarter ended June 30, 2004	$12.82	$10.31
Second Quarter ended September 30, 2004	12.30	9.12
Third Quarter ended December 31, 2004	15.38	9.36
Fourth Quarter ended March 31, 2005	18.71	13.59

On May 31, 2005, the last reported sales price of our common stock was $15.80.

Cash Dividends

We paid no cash dividends in our fiscal years 2005 or 2004 nor do we anticipate paying any cash dividends at any time in the foreseeable future.  We expect that earnings will be retained for the continued growth and development of the business.  Future dividends, if any, will depend upon our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Stock Splits

In April 2003, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on June 6, 2003 to shareholders of record as of May 16, 2003.  In February 2004, the Board of Directors approved a second three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on March 15, 2004 to shareholders of record as of February 23, 2004.   In February 2005, the Board of Directors approved a four-for-three split of our outstanding common shares effected in the form of a 33-1/3% stock dividend.  The split was paid on March 22, 2005 to shareholders of record as of March 7, 2005.  The par value of our common stock was maintained at the pre-split amount of $.000001.   All share and per share data have been restated as if the stock splits had occurred as of the earliest period presented.

On March 7, 2005, in connection with our stock split, all shares of common stock held as treasury stock were formally cancelled and restored to the status of authorized but unissued shares of common Stock.

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

Under the buyback program, we did not repurchase any shares of our common stock in the year ended March 31, 2005.  We repurchased approximately 2.5 million shares of our common stock for $12.4 million and 21.6 million shares of our common stock for $101.4 million, in the years ended March 31, 2004 and 2003, respectively.  In addition, approximately 2.3 million shares of common stock were acquired in the year ended March 31, 2004 as a result of the settlement of $10.0 million of structured stock repurchase transactions entered into in fiscal 2003.  As of March 31, 2005, we had no outstanding structured stock repurchase transactions.  Structured stock repurchase transactions are settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we either have our capital investment returned with a premium or receive shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.

Shareholders’ Rights Plan

On April 18, 2000, our Board of Directors approved a shareholders rights plan (the “Rights Plan”).  Under the Rights Plan, each common shareholder at the close of business on April 19, 2000 received a dividend of one right for each share of common stock held.  Each right represents the right to purchase two nine-hundredths (2/900) of a share, as adjusted on account of stock dividends made since the plan’s adoption, of our Series A Junior Preferred Stock at an exercise price of $8.89, as adjusted on account of stock dividends made since the plan’s adoption.  Initially, the rights are represented by our common stock certificates and are neither exercisable nor traded separately from our common stock.  The rights will only become exercisable if a person or group acquires 15% or more of the common stock of Activision, or announces or commences a tender or exchange offer which would result in the bidder’s beneficial ownership of 15% or more of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2005 is as follows (amounts in thousands, except per share amounts):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,468	$6.86	312
Equity compensation plans not approved by security holders	24,813	$6.23	16,437
Total	37,281	$6.44	16,749

See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 for the material features of each equity compensation plan that was adopted without security holder approval.

Item 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2005 are derived from our audited consolidated financial statements except basic and diluted earnings per share and basic and diluted weighted average shares outstanding which have been restated for the effect of our stock splits.  The Consolidated Balance Sheets as of March 31, 2005 and 2004 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended March 31, 2005, and the report thereon, are included elsewhere in this Form 10-K.

(In thousands, except per share data)

	Year ended March 31,
		Restated (1)
	2005 (2)	2004 (2)	2003 (2)	2002 (2)	2001

Statement of Operations Data:

Net revenues	$1,405,857	$947,656	$864,116	$786,434	$620,183
Cost of sales – product costs	658,949	475,541	440,977	435,725	324,907
Cost of sales – intellectual property licenses and software royalties and amortization	185,997	91,606	124,196	99,006	89,702
Income from operations	184,571	109,817	94,847	80,574	39,807
Income before income tax provision	197,663	115,992	103,407	83,120	32,544
Net income	138,335	77,715	66,180	52,238	20,507
Basic earnings per share	0.74	0.44	0.34	0.34	0.18
Diluted earnings per share	0.66	0.40	0.32	0.29	0.17
Basic weighted average common shares outstanding	187,517	177,665	192,479	151,955	111,895
Diluted weighted average common shares outstanding	209,145	193,191	207,310	178,366	123,300

Cash Provided By (Used In):

Operating activities	215,309	67,403	90,975	111,792	81,565
Investing activities	(143,896)	(170,155)	(301,547)	(8,701)	(8,631)
Financing activities	72,654	117,569	64,090	50,402	2,547

	As of March 31,
	2005 (2)	2004 (2)	2003 (2)	2002 (2)	2001

Balance Sheet Data:

Working capital	$915,413	$675,796	$422,500	$333,199	$182,980
Cash, cash equivalents and short-term investments	840,864	587,649	406,954	279,007	125,550
Capitalized software development and intellectual property licenses	127,340	135,201	107,921	56,742	42,205
Goodwill	91,661	76,493	68,019	35,992	10,316
Total assets	1,306,963	968,817	704,816	556,887	359,957
Long-term debt	—	—	2,671	3,122	63,401
Shareholders’ equity	1,099,912	832,738	597,740	430,091	181,306

(1)                                  Consolidated financial information for fiscal years 2004-2001 has been restated for the effect of our four-for-three stock split effected in the form of a 33-1/3% stock dividend to shareholders of record as of March 7, 2005, paid March 22, 2005.

(2)                                  Effective April 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets.  Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and should not be amortized but rather tested at least annually for impairment.  In accordance with SFAS No. 142, we have not amortized goodwill during the years ended March 31, 2005, 2004, 2003 and 2002.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Business

We are a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our fiscal 2005 product portfolio included such best-selling products as Spider-Man 2:  The Movie (“Spider-Man 2”), Shrek 2, Tony Hawk’s Underground 2 (“THUG 2”), Call of Duty:  Finest Hour, Shark Tale, DOOM 3 and X-Men Legends.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  Our target customer base ranges from casual players to game enthusiasts, children to adults and mass-market consumers to “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”), Sony PlayStation Portable (“PSP”) and Nintendo Dual Screen (“NDS”) hand-held devices and the personal computer (“PC”).  The installed base for this current generation of hardware platforms is significant and growing and the fiscal 2005 release of two new handheld devices, NDS, which was released worldwide, and PSP, which was released in North America, will also help expand the software market.  We successfully executed our strategy of having a high-quality product presence at the launch of the NDS and PSP with one title based on the Spider-Man franchise at the launch of the NDS and two titles based on the Spider-Man and Tony Hawk franchises for the launch of the PSP.  We are currently developing additional titles for the PSP and the NDS while continuing to develop games for the GBA given its large and growing base.

We also intend to develop titles for the next-generation console systems which are being developed by Sony, Nintendo and Microsoft.  Microsoft recently unveiled their next-generation console, the Xbox 360, which is expected to be released in November 2005.  We are currently developing four titles for release on the Xbox 360, Tony Hawk’s American Wasteland, Call of Duty 2, Quake IV and GUN.  Sony and Nintendo recently unveiled their next-generation consoles, the PlayStation 3 and Revolution, respectively, and both are expected to be released in calendar 2006.  Though there are still many unknowns relating to these new platforms, our aim is to have a significant presence at the launch of each new platform while being careful not to move away too quickly from the current generation platforms given their large and still growing installed base.

Our publishing business involves the development, marketing and sale of products directly, by license or through our affiliate label program with certain third-party publishers.  In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, the Netherlands, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries.  Our distribution business consists of operations located in the UK, the Netherlands and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

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

Our fiscal 2006 “big propositions” will include well-established brands, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases.  Examples of these brands are our superheroes and skateboarding brands.  We have a long-term relationship with Marvel Enterprises through an exclusive licensing agreement.  This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man, X-Men, Fantastic 4 and Iron Man.  Through our long-term relationship with Marvel Enterprises, we expect our fiscal 2006 releases to include titles based on Marvel’s Spider-Man, Fantastic 4 and X-Men.  The video game release of Fantastic 4 is scheduled for June 2005 just prior to the theatrical release of “Fantastic 4.”  We will also be developing and publishing video games based on New Line Cinema’s upcoming feature film “Iron Man,” which is expected to be released in calendar 2007.  In addition, through our licensing agreement with Spider-Man Merchandising, LLP, we will be developing and publishing video games based on Columbia Pictures/Marvel Enterprises, Inc.’s upcoming feature film “Spider-Man 3,” which is expected to be released in May 2007.   In addition, we have an exclusive licensing agreement with professional skateboarder Tony Hawk.  The agreement grants us exclusive rights to develop and publish video games using Tony Hawk’s name and likeness.  Through fiscal 2005, we have released six successful titles in the Tony Hawk franchise with cumulative net revenues of $958.1 million, including the most recent, THUG 2, which was released in the third quarter of fiscal 2005.  We will continue to promote our skateboarding franchise with the release in fiscal 2006 of Tony Hawk’s American Wasteland.

We also continue to develop a number of original intellectual properties which are developed and owned by Activision.  For example, in the third quarter of fiscal 2005 we released the highly successful Call of Duty: Finest Hour, on multiple console platforms.  This title was ranked by NPD Funworld (“NPD”) as one of the top-five best selling games in December 2004 and was the third game based upon this original property following the Call of Duty and Call of Duty: United Offensive titles for the PC.  The highly successful title True Crime: Streets of L.A., released in the third quarter of fiscal 2004, is another title based upon original intellectual property.  We expect to develop a variety of games on multiple platforms based on these two original properties.  We also expect to establish our fiscal 2006 release, GUN, as a source of recurring revenues.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises.  For example, we have a multi-year, multi-property, publishing agreement with DreamWorks LLC that grants us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, as well as upcoming computer-animated films “Over the Hedge,” and all of their respective sequels, including “Shrek 3.”

In addition to acquiring or creating high profile intellectual property, we have also continued our focus on establishing and maintaining relationships with talented and experienced software development teams.  We have strengthened our internal development capabilities through the acquisition of several development companies with talented and experienced teams including, most recently, the acquisitions of Vicarious Visions Inc. in January 2005, Toys For Bob, Inc. in April 2005 and Beenox, Inc. in May 2005.  We have development agreements with other top-level, third-party developers such as id Software and Lionhead Studios.

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

Selected Consolidated Statements of Operations Data

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of consolidated net revenues and also breaks down net revenues by territory and platform, as well as operating income by business segment:

	Year ended March 31,
	(In thousands)
	2005		2004		2003

Net revenues	$1,405,857	100%	$947,656	100%	$864,116	100%

Costs and expenses:
Cost of sales – product costs	658,949	47	475,541	50	440,977	51
Cost of sales – software royalties and amortization	123,800	9	59,744	6	79,194	9
Cost of sales – intellectual property licenses	62,197	5	31,862	3	45,002	5
Product development	86,543	6	97,859	10	56,971	7
Sales and marketing	230,058	16	128,221	14	100,646	12
General and administrative	59,739	4	44,612	5	46,479	5

Total costs and expenses	1,221,286	87	837,839	88	769,269	89

Income from operations	184,571	13	109,817	12	94,847	11

Investment income, net	13,092	1	6,175	—	8,560	1

Income before income tax provision	197,663	14	115,992	12	103,407	12

Income tax provision	59,328	4	38,277	4	37,227	4

Net income	$138,335	10%	$77,715	8%	$66,180	8%

Net Revenues by Territory:
North America	$696,325	50%	$446,812	47%	$432,261	50%
Europe	675,074	48	479,224	51	413,125	48
Other	34,458	2	21,620	2	18,730	2

Total net revenues	$1,405,857	100%	$947,656	100%	$864,116	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$713,947	51%	$508,418	54%	$466,116	54%
Hand-held	138,695	10	24,945	2	49,966	6
PC	220,087	15	132,369	14	99,893	11

Total publishing net revenues	1,072,729	76	665,732	70	615,975	71

Distribution:
Console	256,452	18	223,802	24	208,505	24
Hand-held	23,282	2	18,361	2	14,103	2
PC	53,394	4	39,761	4	25,533	3

Total distribution net revenues	333,128	24	281,924	30	248,141	29

Total net revenues	$1,405,857	100%	$947,656	100%	$864,116	100%

Operating Income by Segment:
Publishing	$160,826	11%	$93,223	10%	$79,139	9%
Distribution	23,745	2	16,594	2	15,708	2

Total operating income	$184,571	13%	$109,817	12%	$94,847	11%

Results of Operations – Fiscal Years Ended March 31, 2005 and 2004

Net income for the year ended March 31, 2005 was $138.3 million or $0.66 per diluted share, as compared to $77.7 million or $0.40 per diluted share for the year ended March 31, 2004.

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS2, Xbox and GameCube), PCs and hand-held game devices (such as the GBA, NDS and PSP).  We also derive revenue from our distribution business in Europe that provides logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the years ended March 31, 2005 and 2004 (in thousands):

	Year Ended March 31,		Increase/	Percent
	2005	2004	(Decrease)	Change
Publishing net revenues
North America	$696,325	$446,812	$249,513	56%
Europe	341,946	197,300	144,646	73%
Other	34,458	21,620	12,838	59%
Total international	376,404	218,920	157,484	72%
Total publishing net revenues	1,072,729	665,732	406,997	61%
Distribution net revenues	333,128	281,924	51,204	18%
Consolidated net revenues	$1,405,857	$947,656	$458,201	48%

Consolidated net revenues increased 48% from $947.7 million for the year ended March 31, 2004 to $1,405.9 million for the year ended March 31, 2005.  This increase was principally generated by our publishing business.  The increase in consolidated net revenues was driven by the following:

•                  Strong performances from our publishing business on the releases of our largest ever lineup of titles including: Spider-Man 2, Call of Duty: Finest Hour, THUG 2, Shrek 2, X-Men Legends, Doom 3, Lemony Snicket’s A Series of Unfortunate Events, Shark Tale, Cabela’s Big Game Hunter 2005 and Rome: Total War.  The strength of these titles combined with the significant sales and marketing investment led to over ten million-unit selling titles and achievement of our goal of having four multi-million-unit selling titles.  We also had strong catalog sales from a number of our franchises including Tony Hawk, True Crime, Spider-Man and Call of Duty.  As a result of the strong performance of our key fiscal 2005 releases, we were able to maintain the original price points for those titles for an extended period of time.

•                  Continued focus on international publishing expansion with the opening of offices in Spain and Italy and an increased focus on other territories contributing to an increase in International Publishing revenues of 72% over fiscal 2004.

•                  An increase in our hand-held platform presence growing consolidated hand-held revenues  by $118.7 million or 274% from $43.3 million for the year ended March 31, 2004 to $162.0 million for the year ended March 31, 2005.  This was driven by a significant increase in the number of GBA titles released from four titles in fiscal 2004 to eleven titles in fiscal 2005, and by the introduction of the PSP and NDS platforms, for which we released a combined total of three titles.

•                  International net revenues benefited from the strong year-over-year strengthening of the Euro (“EUR”) and Great British Pound (“GBP”) in relation to the U.S. dollar.  We estimate that foreign exchange rates increased reported net revenues by approximately $55.3 million.   Excluding the impact of changing foreign currency rates, our international net revenues increased 31% year-over-year.

North America Publishing Net Revenues (in thousands)

March 31, 2005	% of Consolidated Net Revenues	March 31, 2004	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$696,325	50%	$446,812	47%	$249,513	56%

North America publishing net revenues increased 56% from $446.8 million for the year ended March 31, 2004, to $696.3 million for the year ended March 31, 2005.  The increase reflects the strong performance of our fiscal 2005 slate of titles, strong catalog sales from a number of our franchises and a significant increase in our hand-held platform presence.

International Publishing Net Revenues (in thousands)

March 31, 2005	% of Consolidated Net Revenues	March 31, 2004	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$376,404	26%	$218,920	23%	$157,484	72%

International publishing net revenues increased by 72% from $218.9 million for the year ended March 31, 2004, to $376.4 million for the year ended March 31, 2005.   International publishing also saw strong results from our 2005 titles, as well as strong fourth quarter performance in our LucasArts affiliate business.  In addition, we had strong catalog sales from a number of our franchises, including Spider-Man, Call of Duty, Tony Hawk, and True Crime.  There also was a positive strengthening of the EUR and the GBP in relation to the U.S. dollar of approximately $29.0 million.  Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 59% year-over-year.  In the coming year, we will continue to focus on expanding our international publishing capabilities.  In fiscal 2006, we expect to increase our direct-selling efforts in five countries and materially expand our international marketing efforts.

Publishing Net Revenues by Platform

Publishing net revenues increased 61% from $665.7 million for the year ended March 31, 2004 to $1,072.7 million for the year ended March 31, 2005.  The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the years ended March 31, 2005 and 2004 (in thousands):

	Year Ended March 31, 2005	% of Publishing Net Revs	Year Ended March 31, 2004	% of Publishing Net Revs	Increase/ (Decrease)	Percent Change
Publishing Net Revenues

PC	$220,087	21%	$132,369	20%	$87,718	66%

Console
Sony PlayStation 2	417,310	39%	289,048	43%	128,262	44%
Microsoft Xbox	196,894	18%	145,111	22%	51,783	36%
Nintendo GameCube	96,936	9%	52,909	8%	44,027	83%
Other	2,807	—%	21,350	3%	(18,543)	(87)%
Total console	713,947	66%	508,418	76%	205,529	40%

Hand-held
Game Boy Advance	101,642	9%	24,621	4%	77,021	313%
PlayStation Portable	19,200	2%	—	—%	19,200	100%
Nintendo Dual Screen	17,699	2%	—	—%	17,699	100%
Other	154	—%	324	—%	(170)	(52)%
Total hand-held	138,695	13%	24,945	4%	113,750	456%

Total publishing net revenues	$1,072,729	100%	$665,732	100%	$406,997	61%

Personal Computer Net Revenues (in thousands)

March 31, 2005	% of Publishing Net Revenues	March 31, 2004	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$220,087	21%	$132,369	20%	$87,718	66%

Net revenues from sales of titles for the PC increased 66% from $132.4 million for the year ended March 31, 2004 to $220.1 million for the year ended March 31, 2005. Driving the increase were the fiscal 2005 releases of Doom 3 and Rome: Total War combined with continued strong sell through of our catalog title, Call of Duty.  According to NPD, we were the only publisher to have three top-ten PC titles for calendar year 2004 — Doom 3, Call of Duty and Rome: Total War.  Also contributing to the increase in net revenues from sales of titles for the PC was an increase in the total number of titles shipped from eight in fiscal 2004 to fifteen in fiscal 2005.   We expect fiscal 2006 PC publishing net revenues as a percentage of total publishing net revenues to remain consistent with fiscal 2005.

Sony PlayStation 2 Net Revenues (in thousands)

March 31, 2005	% of Publishing Net Revenues	March 31, 2004	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$417,310	39%	$289,048	43%	$128,262	44%

Net revenues from sales of titles for the PS2 increased 44% from $289.0 million for the year ended March 31, 2004 to $417.3 million for the year ended March 31, 2005.  The increase was primarily due to strong, worldwide sales of several of our fiscal 2005 releases including THUG 2, Call of Duty: Finest Hour, X-Men Legends, Spider-Man 2, Shrek 2, Shark Tale, Lemony Snicket’s A Series of Unfortunate Events and Cabela’s Big Game Hunter 2005. In fiscal 2005 we released thirteen titles for PS2 compared to ten in fiscal 2004 which included: True Crime: Streets of L.A., Tony Hawk’s Underground, X2: Wolverine’s Revenge, Return to Castle Wolfenstein, Cabela’s Dangerous Hunts and Cabela’s Deer Hunt 2004 Season.  We expect the installed base of PS2 to continue to grow, although at a slower rate than in previous years, due to the anticipated release of the next-generation system in calendar 2006.  Given our slate of fiscal 2006 titles, as the installed base increases we expect our overall net revenues from PS2 sales to continue to increase over prior periods.  In addition, Sony recently announced that they will be releasing their next-generation console, the PlayStation 3 (“PS3”), in calendar 2006.  Given the initially low installed base, we expect the release of the PS3 to have little impact on fiscal 2006 net revenues.

Microsoft Xbox Net Revenues (in thousands)

March 31, 2005	% of Publishing Net Revenues	March 31, 2004	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$196,894	18%	$145,111	22%	$51,783	36%

Net revenues from sales of titles for the Xbox increased 36% from $145.1 million for the year ended March 31, 2004 to $196.9 million for the year ended March 31, 2005.  Though the number of new Xbox titles remained relatively consistent from fiscal 2004 to fiscal 2005, we were able to increase our Xbox sales in both the North America and international markets.  The increase was primarily due to strong worldwide sales of several of our Xbox titles including THUG 2, Call of Duty: Finest Hour, X-Men Legends, Spider-Man 2, Shrek 2, Shark Tale, Greg Hastings’ Tournament Paintball and Cabela’s Big Game Hunter 2005.  The increase was also affected by an increased installed base of the Xbox due mainly to the price cuts on the Xbox hardware in calendar 2004.  Given our slate of fiscal 2006 titles, as the installed base increases we expect our overall net revenues from Xbox sales to continue to increase over prior periods.  We expect the growth of the installed base of Xbox hardware to continue to grow through the remainder of calendar 2005 with growth slowing as the release of Microsoft’s next-generation system, the Xbox 360, which is expected to be released in November 2005.  Consistent with our strategy of having a high-quality presence at the launch of each new platform, we are currently developing four titles, Tony Hawk’s American Wasteland, Call of Duty 2, Quake IV and GUN, to be released concurrently with the launch of the Xbox 360.  We expect that the potential release of the Xbox 360 will not have a material impact on our fiscal 2006 net revenues due to a number of factors, including an initially small installed base.

Nintendo GameCube Net Revenues (in thousands)

March 31, 2005	% of Publishing Net Revenues	March 31, 2004	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$96,936	9%	$52,909	8%	$44,027	83%

Net revenues from sales of titles for the Nintendo GameCube increased 83% from $52.9 million for the year ended March 31, 2004 to $96.9 million for the year ended March 31, 2005.  The increase is primarily due to the increase in the number of GameCube new title releases from five in fiscal 2004 to eight in fiscal 2005.  Also driving the increase in revenues was that the title slate in fiscal 2005 performed strongly as it was more targeted toward the demographic of the GameCube audience than the fiscal 2004 GameCube title slate.  Our fiscal 2005 title slate was driven by new title releases of Shrek 2, Spider-Man 2, Shark Tale, Lemony Snicket’s A Series of Unfortunate Events, THUG 2 and Call of Duty: Finest Hour.  Fiscal 2004 GameCube revenues were driven mainly by releases of Tony Hawk’s Underground and True Crime: Streets of L.A.  We expect the installed base of GameCube hardware to continue to grow given its current low price point; however, at a slower pace than previous years given the upcoming next-generation console transition.   We also expect fiscal 2006 GameCube net revenues to increase over fiscal 2005 given our planned 2006 product slate.  Nintendo recently announced that they will be releasing their next-generation console, the Revolution, in calendar 2006.  Given the initially low installed base, we expect the release of the Revolution to have little initial impact on our net revenues.

Hand-held (in thousands)

March 31, 2005	% of Publishing Net Revenues	March 31, 2004	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$138,695	13%	$24,945	4%	$113,750	456%

Net revenues from sales of titles for the hand-held for the year ended March 31, 2005 increased 456% from the prior fiscal year, from $24.9 million to $138.7 million.  This was driven mainly by a significant increase in the number of GBA titles released from four titles in fiscal 2004 to eleven titles in fiscal 2005 and the introduction of two new handheld devices, NDS, which was released worldwide, and PSP, which was released in North America.   We successfully executed our strategy of having a high-quality presence at the launch of both the NDS and PSP platforms with one title based on the Spider-Man franchise at the launch of the NDS and two titles based on the Spider-Man and Tony Hawk franchises for the launch of the PSP.  In addition to the increase in the number of GBA titles released, we implemented a customized marketing plan for the GBA platform and demographic to support a strong slate of new releases including THUG 2, Shrek 2: Beg for Mercy!, Shark Tale, Lemony Snicket’s A Series of Unfortunate Events, Spider-Man 2 and Shrek 2 which were all targeted toward the demographic of the GBA audience.

We expect the overall hand-held market to grow significantly with the recent releases of the NDS and PSP.  However, with the releases of the NDS and PSP we expect that market share for the GBA will eventually begin to decrease while the overall hand-held market will continue to expand with a growing installed base and broader demographic on the newer platforms.  We expect to continue our focus on developing hand-held games for mass-market consumers for each of these hand-held platforms.   Due to the expected increase in the overall hand-held market and our fiscal 2006 product slate, we expect net revenues from sales of titles for the hand-held to increase over fiscal 2005.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base, the introduction of new hardware platforms, as well as the timing of key product releases from our product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base.  We expect net revenues from hand-held titles to remain the smallest component of our publishing net revenues.  However, with the recent releases of the NDS and PSP platforms, we expect to see a continued increase in our hand-held business in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits is derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful or “hit” titles.   For example, for the year ended March 31, 2005, 31% of our consolidated net revenues and 41% of worldwide publishing net revenues were derived from net revenues from our Spider-Man 2, THUG 2 and Call of Duty: Finest Hour titles.  Though many titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles.   We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Two factors that could affect future publishing and distribution net revenue performance are console hardware pricing and software pricing.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Price cuts on Xbox, PS2 and GBA hardware were announced in March, May and September 2004, respectively.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  While we expect console software launch pricing for most genres to hold at $49.99 through the calendar 2005 holidays, we believe we could see additional software price declines thereafter.

Distribution Net Revenues (in thousands)

March 31, 2005	% of Consolidated Net Revenues	March 31, 2004	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$333,128	24%	$281,924	30%	$51,204	18%

Distribution net revenues for the year ended March 31, 2005 increased 18% from the prior fiscal year, from $281.9 million to $333.1 million.  Excluding the impact of the changing foreign currency rates, our distribution net revenues increased 9% year-over-year.  About half of this increase was due to the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  The increase was primarily due to the continued growth in the industry wide software market, an increase in sales to mass merchants, as well as a change in the product mix.  The mix of distribution net revenues between hardware and software sales varied year-over-year with approximately 13% of distribution net revenues from hardware sales in the year ended March 31, 2005 as compared to 28% in the prior fiscal year.  This was mainly attributed to an increase in business with large, mass-market customers that generate a higher percentage of sales from software.  In both fiscal years, hardware sales were principally comprised of sales of console hardware.  The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms and our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers.  We expect our fiscal 2006 distribution results to be in line with fiscal 2005.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

March 31, 2005	% of Consolidated Net Revenues	March 31, 2004	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$658,949	47%	$475,541	50%	$183,408	39%

Cost of sales – product costs represented 47% and 50% of consolidated net revenues for the years ended March 31, 2005 and 2004, respectively.  In absolute dollars, cost of sales — product costs increased 39% due to significantly higher sales in fiscal 2005 as compared to fiscal 2004.  The primary factors affecting the reduction in the cost of sales — product costs as a percentage of consolidated net revenues were:

•                  Increased ability to maintain premium pricing on “big proposition” titles for the year ended March 31, 2005.

•                  An increase in publishing net revenues from sales of PC titles by 66% year-over-year.  PC publishing revenues as a percent of publishing net revenues for the year also grew from 20% to 21%.  PC titles typically have lower product costs associated with them.

•                  A lower percentage of revenues generated from our distribution business, which is a lower margin business, in fiscal 2005 as compared to fiscal 2004.

We expect cost of sales — product costs as a percentage of net revenues to slightly decrease as a percentage of revenue in fiscal 2006 as compared to fiscal 2005.  This is primarily due to a lower percentage of revenue expected to be generated from our distribution business in fiscal 2006, which is a lower margin business.  We may also continue to experience a benefit from changes in product mix in fiscal 2006 due to the focus on “big proposition” titles, for which we could benefit from higher retail pricing and manufacturing volume discounts.

Cost of Sales – Software Royalties and Amortization (in thousands)

March 31, 2005	% of Publishing Net Revenues	March 31, 2004	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$123,800	12%	$59,744	9%	$64,056	107%

Cost of sales – software royalties and amortization for the year ended March 31, 2005 increased as a percentage of publishing net revenues from the prior fiscal year, from 9% to 12%.  In absolute dollars, cost of sales – software royalties and amortization for the year ended March 31, 2005 also increased from the prior fiscal year, from $59.7 million to $123.8 million.  This increase was due to an increase in the number of titles released as well as an increase in the overall costs to develop games.  This compares to fiscal 2004 in which a higher proportion of revenues were derived from internally developed titles with lower associated game development costs.  In fiscal 2006, we expect cost of sales – software royalties and amortization to decrease as a percentage of publishing net revenues as compared to fiscal 2005 as our fiscal 2006 titles slate includes a higher percentage of internally developed titles.

Cost of Sales – Intellectual Property Licenses (in thousands)

March 31, 2005	% of Publishing Net Revenues	March 31, 2004	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$62,197	6%	$31,862	5%	$30,335	95%

Cost of sales – intellectual property licenses for the year ended March 31, 2005 increased in absolute dollars and as a percentage of publishing net revenues over the same period last year, from 5% to 6%.  The increases in both absolute dollars and as a percentage of publishing net revenues were due to the release of more titles with associated licensed intellectual property as well as continued strong catalog sales of titles with associated licensed intellectual property compared to the titles released in fiscal 2004 for which a higher proportion of revenues was derived from titles that were internally developed with no associated intellectual property.  In fiscal 2005 we released the following titles with associated intellectual property: Spider-Man 2, Shrek 2, Shark Tale, X-Men Legends, THUG 2, Lemony Snicket’s A Series of Unfortunate Events and Doom 3.  In fiscal 2004, two of our top performing titles, True Crime: Streets of L.A. and Call of Duty, were based on our wholly-owned original intellectual property. In fiscal 2006, we expect cost of sales – intellectual property licenses to remain relatively flat as a percentage of publishing net revenues as compared to fiscal 2005.

Product Development (in thousands)

March 31, 2005	% of Publishing Net Revenues	March 31, 2004	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$86,543	8%	$97,859	15%	$(11,316)	(12)%

Product development expenses for the year ended March 31, 2005 decreased as a percentage of publishing net revenues from the prior fiscal year, from 15% to 8%. In absolute dollars, product development expenses for the year ended March 31, 2005 also decreased from the prior fiscal year, from $97.9 million to $86.5 million.  The decrease in product development as a percentage of publishing net revenues and in absolute dollars primarily resulted from a pre-tax charge of approximately $21 million taken in the third quarter of fiscal 2004 related to the cancellation of products which were believed to be unlikely to produce an acceptable level of return on our investment.   Excluding the impact of the pre-tax charge, product development expenses for the year ended March 31, 2005 increased by approximately $9.7 million.  This increase was attributable to higher game development costs as development time and team sizes as well as quality assurance time increased due to enhanced production values and to support more complex and robust gaming experiences.  We expect product development costs to increase in absolute dollars due to next-generation development costs but stay constant as a percentage of revenues as we leverage the costs against bigger brands, sold in more markets, across more gaming devices.

Sales and Marketing (in thousands)

March 31, 2005	% of Consolidated Net Revenue	March 31, 2004	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change

$230,058	16%	$128,221	14%	$101,837	79%

Sales and marketing expenses of $230.1 million and $128.2 million represented 16% and 14% of consolidated net revenues for the years ended March 31, 2005 and 2004, respectively.  The increases in both absolute dollars and as a percentage of net revenues was primarily generated by our publishing business as a result of significant marketing programs, including television and in-theatre ad campaigns and in-store promotions, run in support of our key fiscal 2005 “big proposition” title releases Spider-Man 2, Shrek 2, Doom 3, Shark Tale, X-Men Legends, THUG 2, Call of Duty: Finest Hour and Lemony Snicket’s A Series of Unfortunate Events.  Our experience has shown that this increased spending will lengthen the product sales life cycle and add to the long-term prospects of the respective product lines.

General and Administrative (in thousands)

March 31, 2005	% of Consolidated Net Revenues	March 31, 2004	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$59,739	4%	$44,612	5%	$15,127	34%

General and administrative expenses of $59.7 million and $44.6 million represented 4% and 5% of consolidated net revenues for the years ended March 31, 2005 and 2004, respectively.  The increase in absolute dollars was primarily due to an increase in headcount and related costs to support business growth, as well as an increase in professional services fees to support Sarbanes-Oxley related compliance.  The decrease as a percentage of consolidated net revenues was due mainly to the significant increase in sales volume.

Operating Income (in thousands)

	March 31, 2005	% of Segment Net Revs	March 31, 2004	% of Segment Net Revs	Increase/ (Decrease)	Percent Change

Publishing	$160,826	15%	$93,223	14%	$67,603	73%
Distribution	23,745	7	16,594	6	7,151	43
Consolidated	$184,571	13%	$109,817	12%	$74,754	68%

Publishing operating income for the year ended March 31, 2005 increased $67.6 million from the same period last year, from $93.2 million to $160.8 million.  Excluding the impact of changes in foreign currency rates, publishing operating income for the year ended March 31, 2005 increased approximately $56.7 million from the same period last year. International publishing operating income for the year ended March 31, 2005 benefited from the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  The $56.7 million increase is primarily due to:

•                  Strong performance in both the North America and international markets of our fiscal 2005 title releases.  The strong performance of the fiscal 2005 releases was driven by our largest lineup ever of big propositions, a record number of million-unit and multi-million unit titles and an increased hand-held presence.

Partially offset by:

•                  Increased sales and marketing spending.

•                  Increased cost of sales – product costs, cost of sales – software royalties and amortization, and cost of sales – intellectual property licenses.

Distribution operating income for the year ended March 31, 2005 increased over the same period last year, from $16.6 million to $23.7 million.  Excluding the impact of changes in foreign currency rates, distribution operating income for the year ended March 31, 2005 increased approximately $5.4 million from the same period last year. Distribution operating income for the year ended March 31, 2005 benefited from the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  The $5.4 million increase was primarily due to continued growth industry wide in the software market combined with a change in the product mix of hardware versus software sales as software tends to be a higher margin business.

Investment Income, Net (in thousands)

March 31, 2005	% of Consolidated Net Revenues	March 31, 2004	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$13,092	1%	$6,175	—%	$6,917	112%

Investment income, net for the year ended March 31, 2005 was $13.1 million as compared to $6.2 million for the year ended March 31, 2004.  The increase was primarily due to higher invested balances combined with rising yields during the year ended March 31, 2005 as compared to 2004.

Provision for Income Taxes (in thousands)

March 31, 2005	% of Pre Tax Income	March 31, 2004	% of Pre Tax Income	Increase/ (Decrease)	Percent Change

$59,328	30%	$38,277	33%	$21,051	55%

The income tax provision of $59.3 million for the year ended March 31, 2005 reflects our effective income tax rate of 30%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by an increase in our deferred tax asset valuation allowance and state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Results of Operations – Fiscal Years Ended March 31, 2004 and 2003

Net income for the year ended March 31, 2004 was $77.7 million or $0.40 per diluted share, as compared to $66.2 million or $0.32 per diluted share for the year ended March 31, 2003.

Net Revenues

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the years ended March 31, 2004 and 2003 (in thousands):

	Year ended March 31,		Increase/	Percent
	2004	2003	(Decrease)	Change
Publishing Net Revenues
North America	$446,812	$432,261	$14,551	3%
Europe	197,300	164,984	32,316	20%
Other	21,620	18,730	2,890	15%
Total international	218,920	183,714	35,206	19%
Total publishing net revenues	665,732	615,975	49,757	8%
Distribution net revenues	281,924	248,141	33,783	14%
Consolidated net revenues	$947,656	$864,116	$83,540	10%

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

•                  International net revenues benefited from the strong year-over-year strengthening of the Euro (“EUR”) and Great British Pound (“GBP”) in relation to the U.S. dollar.  We estimate that foreign exchange rates increased reported net revenues by approximately $52.1 million.   Excluding the impact of changing foreign currency rates, our international net revenues increased 4% year-over-year.

•                  The increase in publishing net revenues was offset by fewer titles released in fiscal 2004 as compared to fiscal 2003.

North America Publishing Net Revenues (in thousands)

March 31, 2004	% of Consolidated Net Revenues	March 31, 2003	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$446,812	47%	$432,261	50%	$14,551	3%

North America publishing net revenues increased 3% from $432.3 million for the year ended March 31, 2003, to $446.8 million for the year ended March 31, 2004.  The increase reflects the strong performance of our fiscal 2004 third quarter releases of True Crime: Streets of L.A. and Tony Hawk’s Underground for the PS2, Xbox and GameCube and Call of Duty for the PC. We continued to see strong sales of these titles through March 2004.  The increase in net revenues was offset by fewer titles released in fiscal 2004 as compared to fiscal 2003.

International Publishing Net Revenues (in thousands)

March 31, 2004	% of Consolidated Net Revenues	March 31, 2003	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$218,920	23%	$183,714	21%	$35,206	19%

International publishing net revenues increased by 19% from $183.7 million for the year ended March 31, 2003, to $218.9 million for the year ended March 31, 2004.    International publishing also saw strong results from our 2004 releases of True Crime: Streets of L.A. and Tony Hawk’s Underground for the PS2, Xbox and GameCube and Call of Duty for the PC.  We also had strong results from several other titles released during fiscal 2004 including, Return to Castle Wolfenstein, X2: Wolverine’s Revenge and Jedi Knight: Jedi Academy.  In addition, we had strong catalog sales from a number of our franchises, including Spider-Man.  There also was a positive strengthening of the EUR and the GBP in relation to the U.S. dollar of approximately $22.2 million.  Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 7% year-over-year.  The increase in net revenues was offset by fewer titles released in fiscal 2004 as compared to fiscal 2003.

Publishing Net Revenues by Platform

Publishing net revenues increased 8% from $616.0 million for the year ended March 31, 2003 to $665.7 million for the year ended March 31, 2004.  The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the years ended March 31, 2004 and 2003 (in thousands):

	Year Ended March 31, 2004	% of Publishing Net Revs	Year Ended March 31, 2003	% of Publishing Net Revs	Increase/ (Decrease)	Percent Change
Publishing net revenues

PC	$132,369	20%	$99,893	16%	$32,476	33%

Console
Sony PlayStation 2	289,048	43%	260,307	42%	28,741	11%
Microsoft Xbox	145,111	22%	75,329	12%	69,782	93%
Nintendo GameCube	52,909	8%	74,694	12%	(21,785)	(29)%
PlayStation	20,843	3%	52,722	9%	(31,879)	(60)%
Other	507	—%	3,064	1%	(2,557)	(83)%
Total console	508,418	76%	466,116	76%	42,302	9%

Hand-held
Game Boy Advance	24,621	4%	44,060	7%	(19,439)	(44)%
Game Boy Color	324	—%	5,906	1%	(5,582)	(95)%
Total hand-held	24,945	4%	49,966	8%	(25,021)	(50)%

Total publishing net revenues	$665,732	100%	$615,975	100%	$49,757	8%

Personal Computer Net Revenues (in thousands)

March 31, 2004	% of Publishing Net Revenues	March 31, 2003	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$132,369	20%	$99,893	16%	$32,476	33%

Net revenues from sales of titles for the PC increased 33% from $99.9 million for the year ended March 31, 2003 to $132.4 million for the year ended March 31, 2004.  Though the number of premium PC titles released in fiscal 2004 remained relatively consistent with fiscal 2003, certain of our fiscal 2004 releases, Call of Duty, Empires: Dawn of the Modern World and, in select European markets, Jedi Knight: Jedi Academy, performed very well in both the North America and international markets.  According to NPD Group, a third-party sales tracking agency, Call of Duty was the number one selling PC title in North America during the quarter of its release, our third quarter of fiscal 2004.

Sony PlayStation 2 Net Revenues (in thousands)

March 31, 2004	% of Publishing Net Revenues	March 31, 2003	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$289,048	43%	$260,307	42%	$28,741	11%

Net revenues from sales of titles for the PS2 increased 11% from $260.3 million for the year ended March 31, 2003 to $289.0 million for the year ended March 31, 2004.  Though the number of new PS2 titles reduced in fiscal 2004 to 10 from 13 in fiscal 2003, we were able to increase our PS2 sales in both the North America and international markets.  The increase is primarily due to strong, worldwide sales of several of our PS2 titles including True Crime: Streets of L.A., Tony Hawk’s Underground, X2: Wolverine’s Revenge, Return to Castle Wolfenstein, Cabela’s Dangerous Hunts and Cabela’s Deer Hunt 2004 Season.

Microsoft Xbox Net Revenues (in thousands)

March 31, 2004	% of Publishing Net Revenues	March 31, 2003	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$145,111	22%	$75,329	12%	$69,782	93%

Net revenues from sales of titles for the Xbox increased 93% from $75.3 million for the year ended March 31, 2003 to $145.1 million for the year ended March 31, 2004.  Though the number of new Xbox titles remained relatively consistent from fiscal 2003 to fiscal 2004, we were able to increase our Xbox sales in both the North America and international markets.  The increase is primarily due to strong worldwide sales of several of our Xbox titles including True Crime: Streets of L.A., Tony Hawk’s Underground, Return to Castle Wolfenstein, Soldier of Fortune 2, X2: Wolverine’s Revenge, Tenchu: Return from Darkness and, in select European markets, Jedi Knight: Jedi Academy.  The increase was also due to an increased installed base of the Xbox.

Nintendo GameCube Net Revenues (in thousands)

March 31, 2004	% of Publishing Net Revenues	March 31, 2003	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$52,909	8%	$74,694	12%	$(21,785)	(29)%

Net revenues from sales of titles for the Nintendo GameCube decreased 29% from $74.7 million for the year ended March 31, 2003 to $52.9 million for the year ended March 31, 2004.  The decrease is primarily due to a reduction in the number of GameCube new title releases from 9 in fiscal 2003 to 5 in fiscal 2004.  The titles that were released for GameCube performed strongly, including Tony Hawk’s Underground and True Crime: Streets of L.A.

Sony PlayStation Net Revenues (in thousands)

March 31, 2004	% of Publishing Net Revenues	March 31, 2003	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$20,843	3%	$52,722	9%	$(31,879)	(60)%

Net revenues from sales of titles for the Sony PlayStation console system (“PS1”) for the year ended March 31, 2004 decreased 60% from the prior fiscal year, from $52.7 million to $20.8 million.  The decrease was expected due to the market transition away from the prior generation of hardware platforms, such as PS1, to the current generation console systems.

Game Boy Advance Net Revenues (in thousands)

March 31, 2004	% of Publishing Net Revenues	March 31, 2003	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$24,621	4%	$44,060	7%	$(19,439)	(44)%

Net revenues from sales of titles for the GBA for the year ended March 31, 2004 decreased 44% from the prior fiscal year, from $44.1 million to $24.6 million.  This is due to a decrease in the number of GBA games released year-over-year.  In fiscal 2003, we released 11 GBA titles, whereas in fiscal 2004 we released 4 GBA titles.  We expect the hand-held installed base to grow with the release of the NDS and PSP which are expected to launch in late calendar year 2004 and early calendar year 2005, respectively.

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

Distribution Net Revenues (in thousands)

March 31, 2004	% of Consolidated Net Revenues	March 31, 2003	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$281,924	30%	$248,141	29%	$33,783	14%

Distribution net revenues for the year ended March 31, 2004 increased 14% from the prior fiscal year, from $248.1 million to $281.9 million.  The increase was primarily due to the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  Excluding the impact of the changing foreign currency rates, our distribution net revenues was in line with our prior fiscal year, with a slight increase of 2% year-over-year.  The mix of distribution net revenues between hardware and software sales varied year-over-year with approximately 28% hardware in the year ended March 31, 2004 as compared to 38% hardware in the prior fiscal year.  This is mainly attributed to an increase in business with large, mass-market customers that generate a higher percentage of sales from software.  In both fiscal years, hardware sales were principally comprised of sales of console hardware.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

March 31, 2004	% of Consolidated Net Revenues	March 31, 2003	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$475,541	50%	$440,977	51%	$34,564	8%

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

•                  Due to the lower manufacturing costs for PC titles, we were able to benefit from the strong sales of Call of Duty for the year ended March 31, 2004.

Cost of Sales – Software Royalties and Amortization (in thousands)

March 31, 2004	% of Publishing Net Revenues	March 31, 2003	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$59,744	9%	$79,194	13%	$(19,450)	(25)%

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

Cost of Sales – Intellectual Property Licenses (in thousands)

March 31, 2004	% of Publishing Net Revenues	March 31, 2003	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$31,862	5%	$45,002	7%	$(13,140)	(29)%

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

Product Development (in thousands)

March 31, 2004	% of Publishing Net Revenues	March 31, 2003	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

$97,859	15%	$56,971	9%	$40,888	72%

Product development expenses for the year ended March 31, 2004 increased as a percentage of publishing net revenues from the prior fiscal year, from 9% to 15%. In absolute dollars, product development expenses for the year ended March 31, 2004 also increased from the prior fiscal year, from $57.0 million to $97.9 million.  The increase in product development as a percentage of publishing net revenues and in absolute dollars resulted from:

•                  A $21 million game cancellation charge recorded in the fiscal 2004 third quarter.  We executed a realignment of our product portfolio driven by the evolution of the video game market, which is increasingly dominated by high quality products that are based on recognizable franchises and supported with big marketing programs.  We completed a comprehensive review of our product portfolio in which we evaluated each product based on a number of criteria, including:  the strength of the franchise, the projected product quality, the potential responsiveness of the product to aggressive marketing support and the financial risk in the event of product failure.  As a result of this review, we believed that we had an extensive slate of high-potential properties in development.  However, we found that certain projects had a lower likelihood of achieving acceptable levels of operating performance and that continued pursuit of these projects would create a substantial opportunity cost as it related to our slate of high-potential projects. Accordingly, in the three months ended December 31, 2003, we cancelled the development of ten products that we believed were unlikely to produce an acceptable level of return on our investment.  In connection with the cancellation of these products, we recorded a pre-tax charge of approximately $21 million.

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

Sales and Marketing (in thousands)

March 31, 2004	% of Consolidated Net Revenues	March 31, 2003	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$128,221	14%	$100,646	12%	$27,575	27%

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

General and Administrative (in thousands)

March 31, 2004	% of Consolidated Net Revenues	March 31, 2003	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$44,612	5%	$46,479	5%	$(1,867)	(4)%

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

Publishing operating income for the year ended March 31, 2004 increased $14.1 million from the same period last year, from $79.1 million to $93.2 million. International publishing operating income for the year ended March 31, 2004 benefited from the positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  Excluding the impact of changes in foreign currency rates, publishing operating income for the year ended March 31, 2004 increased approximately $7.8 million from the same period last year. This increase is primarily due to:

•                  Strong performance in both the North America and international markets of our fiscal 2004 third quarter title releases.

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

Investment Income, Net (in thousands)

March 31, 2004	% of Consolidated Net Revenues	March 31, 2003	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

$6,175	—%	$8,560	1%	$(2,385)	(28)%

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

Selected Quarterly Operating Results

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

The following table is a comparative breakdown of our quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

		Restated (1)
	Quarter ended
	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003

Net revenues	$203,861	$680,094	$310,626	$211,276	$162,897	$508,511	$117,523	$158,725
Operating income (loss)	(2,899)	137,079	34,658	15,733	4,643	116,961	(16,933)	5,146
Net income (loss)	3,573	97,262	25,543	11,957	6,664	76,981	(10,093)	4,163
Basic earnings (loss) per share	0.02	0.52	0.14	0.07	0.04	0.43	(0.06)	0.02
Diluted earnings (loss) per share	0.02	0.47	0.13	0.06	0.03	0.40	(0.06)	0.02

(1)                                  Consolidated financial information has been restated for the effect of our four-for-three stock split effected in the form of a 33-1/3% stock dividend to shareholders of record as of March 7, 2005, paid March 22, 2005.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the Year ended March 31,
(in thousands)	2005	2004	Increase/ (Decrease)
Cash and cash equivalents	$313,608	$165,120	$148,488
Short-term investments	527,256	422,529	104,727
	$840,864	$587,649	$253,215

Percentage of total assets	64%	61%

Cash flows provided by operating activities	$215,309	$67,403	$147,906
Cash flows used in investing activities	(143,896)	(170,155)	(26,259)
Cash flows provided by financing activities	72,654	117,569	(44,915)

As of March 31, 2005, our primary source of liquidity is comprised of $313.6 million of cash and cash equivalents and $527.3 million of short-term investments.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations.  We have also generated significant cash flows from the issuance of our common stock to employees through the exercise of options, as well as from the utilization of structured stock repurchase transactions, which are described in more detail below in “Cash Flows from Financing Activities.”  We have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations, credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

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

The second shelf registration statement, on Form S-4, allows us, at any time, to offer any combination of securities described in the base prospectus in one or more offerings with an aggregate initial offering price of up to $250,000,000 in connection with our acquisition of the assets, business or securities of other companies whether by purchase, merger or any other form of business combination.

We believe that we have sufficient working capital ($915.4 million at March 31, 2005), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third-parties.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers and intellectual property holders and our own employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $126.9 million and $115.2 million in the years ended March 31, 2005 and 2004, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third-parties, the execution of new license agreements granting us long-term rights to intellectual property of third-parties, as well as the capitalization of product development costs relating to internally developed products.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the year ended March 31, 2005 and 2004, cash flows from operating activities were $215.3 million and $67.4 million, respectively.  The principal components comprising cash flows from operating activities for the year ended March 31, 2005, included favorable operating results and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and our continued investment in software development and intellectual property licenses.  See an analysis of the change in key balance sheet accounts below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

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

For the year ended March 31, 2005 and 2004, cash flows used in investing activities were $143.9 million and $170.2 million, respectively.  For the year ended March 31, 2005, cash flows used in investing activities were primarily the result of capital expenditures, cash paid for an acquisition, and the increase in short-term investments.  We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

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

For the year ended March 31, 2005 and 2004, cash flows from financing activities were $72.7 million and $117.6 million, respectively.  The cash provided by financing activities for the year ended March 31, 2005 primarily is the result of the issuance of common stock related to employee stock option and stock purchase plans.  During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.   In the past, we have entered into structured stock repurchase transactions that were settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we either had our capital investment returned with a premium or received shares of our common stock, depending, respectively, on whether the market price of our common stock was above or below a pre-determined price agreed in connection with each such transaction.  As of March 31, 2005, we had approximately $226.2 million available for utilization under the buyback program and no outstanding structured stock repurchase transactions.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

(amounts in thousands)	March 31, 2005	March 31, 2004	Increase/ (Decrease)

Gross accounts receivable	$178,335	$109,605	$68,730
Net accounts receivable	109,144	62,577	46,567

The increase in gross accounts receivable was primarily the result of:

•                   Late fourth quarter North American releases of THUG 2 Remix and Spider-Man 2 for the PSP.  Both titles were released concurrently with the release of the PSP platform in late March 2005.

•                   The fourth quarter releases of three affiliate titles, Mercenaries, Star Wars: Knights of the Old Republic II and Star Wars: Republic Commando, in our European territories.

•                  A continued increase in business of our UK distribution facility with large, mass-market customers.  Large, mass-market customers typically have longer trading terms than smaller, independent accounts.

Reserves for returns, price protection and bad debt increased from $47.0 million at March 31, 2004 to $69.2 million at March 31, 2005 while reserves as a percentage of gross receivables declined from 43% to 39%.  The change in reserves is primarily due to the strong sell through to end consumers of our key third quarter fiscal 2005 releases.

Inventories

(amounts in thousands)	March 31, 2005	March 31, 2004	Increase/ (Decrease)

Inventories	$48,018	$26,427	$21,591

The increase in inventories was driven by our publishing business, primarily the result of:

•                  Inventory build up for our highly anticipated early April 2005 release of Doom 3 for the Xbox console.

Software Development and Intellectual Property Licenses

(amounts in thousands)	March 31, 2005	March 31, 2004	Increase/ (Decrease)

Software development and intellectual property licenses	$127,340	$135,201	$(7,861)

The decrease in software development and intellectual property licenses was primarily the result of:

•                  Releases of titles in fiscal 2005 with large intellectual property licenses or developer advances as of March 31, 2004.  These titles included Spider-Man 2, Shrek 2, THUG 2, Call of Duty, Doom 3, Lemony Snicket’s A Series of Unfortunate Events, Shark Tale and Rome: Total War.

Partially offset by:

•                  Continued investment in software development and intellectual property licenses.  We spent approximately $126.9 million in the year ended March 31, 2005 in connection with the acquisition of publishing or distribution rights for products being developed by third-parties, payments on license agreements granting us long-term rights to intellectual property of third-parties, as well as the capitalization of product development costs relating to internally developed products.

Accounts Payable

(amounts in thousands)	March 31, 2005	March 31, 2004	Increase/ (Decrease)

Accounts payable	$108,984	$72,874	$36,110

The increase in accounts payable was primarily the result of:

•                  Increased inventory purchases by our publishing business as a result of highly anticipated release of Doom 3 for the Xbox in early April 2005.

•                  Increases in our fourth quarter European sales volume and inventory purchases related to our focus on international expansion, including our addition of offices in Spain and Italy and the release of three hit affiliate titles in the fourth quarter of fiscal 2005.

Accrued Expenses

(amounts in thousands)	March 31, 2005	March 31, 2004	Increase/ (Decrease)

Accrued expenses	$98,067	$63,205	$34,862

The increase in accrued expenses was primarily driven by:

•                  Continued focus on marketing and co-op support for our key titles.  It has been our experience that this increased spending will lengthen the product sales life cycle and add to the long-term prospects of the respective product lines.

•                  Increased foreign income taxes payable.

•                  Expenses related to the fourth quarter releases of three affiliate label products in our European territories.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to GBP 8.0 million ($15.0 million), including issuing letters of credit, on a revolving basis as of March 31, 2005. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary as of March 31, 2005.  The UK Facility bore interest at LIBOR plus 2.0% as of March 31, 2005, is collateralized by substantially all of the assets of the subsidiary and expires in January 2006.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of March 31, 2005, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of March 31, 2005.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of March 31, 2005, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of March 31, 2005.

Commitments

In the normal course of business, we enter into contractual arrangements with third-parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.   Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of March 31, 2005, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility Leases	Developer and IP	Marketing	Total
Fiscal year ending March 31,

2006	$11,990	$45,557	$18,759	$76,306
2007	11,440	7,975	2,500	21,915
2008	7,906	5,775	7,500	21,181
2009	6,620	2,900	—	9,520
2010	5,783	—	—	5,783
Thereafter	19,626	—	—	19,626
Total	$63,365	$62,207	$28,759	$154,331

As of March 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Related Parties

In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years and who remains a director of the Company.   For the years ended March 31, 2005, 2004 and 2003, the fees we paid to the law firm were an insignificant portion of the law firm’s total revenues.   We believe that the fees charged to us by the law firm are competitive with the fees charged by other law firms.

Financial Disclosure

We maintain internal controls over financial reporting, which generally include those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. We also are focused on our “disclosure controls and procedures,” which as defined by the Securities and Exchange Commission are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the Securities and Exchange Commission is reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is communicated to management, including our Chief Executive Officers and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Disclosure Committee, which operates under the board approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure-relevant information.  These quarterly reports are reviewed by certain key corporate finance representatives.  These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee.  Finance representatives also conduct reviews with our senior management team, our internal and external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the Securities and Exchange Commission.  Financial results and other financial information also are reviewed with the Audit Committee of the board of directors on a quarterly basis. As required by applicable regulatory requirements, the Chief Executive Officers and the Chief Financial Officer review and make various certifications regarding the accuracy of our periodic public reports filed with the Securities and Exchange Commission, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal controls over financial reporting, and will make refinements as necessary.

Recently Issued Accounting Standards and Laws

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS 123.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

SFAS No. 123R must be adopted by the Company no later than April 1, 2006.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt SFAS No. 123R on April 1, 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

•                  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

•                  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined which method it will use.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes.  For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities.  The manufacturing deduction provided by the Act replaces the extraterritorial income (“ETI”) deduction currently in place.  We currently derive benefits from the ETI exclusion which was repealed by the Act.  Our exclusion for fiscal 2005, 2006, and 2007 will be limited to 95%, 75%, and 45% of the otherwise allowable exclusion and no exclusion will be available in fiscal 2008 and thereafter.  The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers.  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB determined that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes.  The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability.  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  We are evaluating the Act at this time and have not yet determined whether we will avail ourselves of the opportunity of the one-time tax benefit for the repatriation of foreign earnings.  We plan to complete our assessment before the end of fiscal 2006 and are not currently in a position to estimate a range of possible repatriation amounts.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.  Our market risk sensitive instruments are classified as instruments entered into for purposes “other than trading.”  Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in interest rates, foreign currency exchange rates and market prices and the timing of transactions.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of March 31, 2005, our cash equivalents and short-term investments included debt securities of $551.4 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of March 31, 2005 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	2.82%	$25,227	$25,218
Variable rate	2.71	107,519	107,519

Short-term investments:
Fixed rate	2.96%	$530,302	$526,194

Our short-term investments generally mature between three months and thirty months.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly GBP and EUR. The volatility of GBP and EUR (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of March 31, 2005, we had no outstanding hedging contracts.

Market Price Risk

With regard to the structured stock repurchase transactions described in Note 15 in the Notes to the Consolidated Financial Statements, at those times when we have structured stock repurchase transactions outstanding, it is possible that at settlement we could take delivery of shares at an effective repurchase price higher than the then market price.  As of March 31, 2005, we had no structured stock repurchase transactions outstanding.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended March 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended March 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Schedule II-Valuation and Qualifying Accounts and Reserves as of March 31, 2005, 2004 and 2003

Item 15. Exhibit Index

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on this evaluation, the Chief Executive Officers and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including our Chief Executive Officers and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 as stated in their report on pages F-1 and F-2.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, entitled “Election of Directors” and “Executive Officers and Key Employees” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, entitled “Executive Compensation” and “Indebtedness of Management” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, entitled “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, entitled “Certain Relationships and Related Transactions” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, entitled “Principal Accountant Fees and Services” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	(a)	1.	Financial Statements See Item 8. - Consolidated Financial Statements and Supplementary Data Index for Financial Statements and Schedule on page 57 herein.

		2.

Financial Statement Schedule     The following financial statement schedule of Activision, Inc. for the years ended March 31, 2005, 2004 and 2003 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Activision, Inc.:

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

3.7

Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision, Inc., dated as of April 4, 2005 (incorporated by reference to Exhibit 3.1 of Activision’s Form 8-K, filed April 5, 2004).

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

10.1	Activision, Inc. 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-K for the year ended March 31, 2002).

10.2	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended December 31, 2001).

10.3	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.4	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.5	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2003).

10.6	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Appendix I of Activision’s 2002 Definitive Proxy Statement on Schedule 14A, filed June 29, 2002).

10.7	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.8	Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June, 30, 2003).

10.9	Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed March 3, 2005).

10.10	Activision, Inc. 2002 Employee Stock Purchase Plan for International Employees (incorporated by reference to Exhibit 5.1 of Activision’s Registration Statement on Form S-8, filed February 19, 2003).

10.11	Activision, Inc. Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-36272 filed May 4, 2000).

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

10.14	Stock option agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.15	Employment agreement dated August 20, 2004 between Activision and William J. Chardavoyne (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2004).

10.16	Employment agreement dated November 20, 2002 between Activision and George Rose (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

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

10.34	Amendment I dated February 27, 2003 to employment agreement dated July 22, 2002, between Activision and Ron Doornink.

10.35	Form of Stock Option Certificate under the 1998 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.36	Form of Stock Option Certificate under the 1999 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.37	Form of Stock Option Agreement under the 2001 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.38	Form of Stock Option Agreement under the 2002 Executive Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.39	Form of Stock Option Agreement under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.40	Form of Stock Option Agreement (Executive) under the 2003 Incentive Plan of Activision, Inc.

10.41	Form of Stock Option Agreement (Non-Executive) under the 2003 Incentive Plan of Activision, Inc.

10.42	Confidential License Agreement for the Nintendo DS (Western Hemisphere), dated as of November 1, 2004, between Nintendo Co., Ltd. and Activision, Inc. *

10.43	First Amendment to the Confidential License Agreement for Game Boy Advance (Western Hemisphere) dated as of May 10, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc.

10.44	First Renewal License Agreement for the Game Boy Advance Video Game System (EEA, Australia, and New Zealand) dated September 14, 2004, between Nintendo Co., LTD. and Activision, Inc. *

10.45	First Amendment to the Confidential License Agreement for Nintendo GameCube (Western Hemisphere) dated November 9, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc.

10.46	PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated September 15, 2004, between Sony Computer Entertainment America Inc. and Activision, Inc. *

10.47	Amendment to the Xbox Publisher Licensing Agreement dated as of March 1, 2005, between Microsoft Licensing, GP, and Activision Publishing, Inc. *

10.48

Amendment I dated April 1, 2004 to employment agreement dated March 1, 2002, between Combined Distribution (Holdings) Limited and Richard Andrew Steele (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.49

Amendment I dated April 29, 2004 to employment agreement dated April 1, 2002 between Activision and Michael Rowe (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.50

Amendment II dated June 1, 2004 to employment agreement dated July 22, 2002, between Activision and Ron Doornink (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.51	Amendment I dated March 30, 2005 to employment agreement dated November 20, 2002 between Activision and George Rose.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Activision’s Form 10-K for the year ended March 31, 2004).

21.1	Principal subsidiaries of Activision.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald Doornink pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of William J. Chardavoyne pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald Doornink pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of William J. Chardavoyne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2005

ACTIVISION, INC.

By:	/s/ Ronald Doornink
(Ronald Doornink)
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	Robert A. Kotick	Chairman, Chief Executive Officer,	June 9, 2005
		(Robert A. Kotick)	Activision, Inc., and Director

By:	/s/	Brian G. Kelly	Co-Chairman and Director	June 9, 2005
(Brian G. Kelly)

By:	/s/	Ronald Doornink	President, Activision, Inc.;	June 9, 2005
		(Ronald Doornink)	Chief Executive Officer,
Activision Publishing, Inc.
(Principal Executive Officer) and Director

By:	/s/	William J. Chardavoyne	Executive Vice President	June 9, 2005
		(William J. Chardavoyne)	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

By:	/s/	Robert J. Corti	Director	June 9, 2005
(Robert J. Corti)

By:	/s/	Kenneth L. Henderson	Director	June 9, 2005
(Kenneth L. Henderson)

By:	/s/	Barbara S. Isgur	Director	June 9, 2005
(Barbara S. Isgur)

By:	/s/	Robert J. Morgado	Director	June 9, 2005
(Robert J. Morgado)

By:	/s/	Peter J. Nolan	Director	June 9, 2005
(Peter J. Nolan)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Activision, Inc.:

We have completed an integrated audit of Activision, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 8, present fairly, in all material respects, the financial position of Activision, Inc and its subsidiaries (the “Company”) at March 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Los Angeles, California
June 7, 2005

Part II.  Financial Information.
Item 8.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005	March 31, 2004

Assets

Current assets:
Cash and cash equivalents	$313,608	$165,120
Short-term investments	527,256	422,529
Accounts receivable, net of allowances of $69,191 and $47,028 at March 31, 2005 and 2004, respectively	109,144	62,577
Inventories	48,018	26,427
Software development	73,096	58,320
Intellectual property licenses	21,572	32,115
Deferred income taxes	6,760	26,127
Other current assets	23,010	18,660

Total current assets	1,122,464	811,875

Software development	18,518	28,386
Intellectual property licenses	14,154	16,380
Property and equipment, net	30,490	25,539
Deferred income taxes	28,041	9,064
Other assets	1,635	1,080
Goodwill	91,661	76,493

Total assets	$1,306,963	$968,817

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$108,984	$72,874
Accrued expenses	98,067	63,205

Total liabilities	207,051	136,079

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at March 31, 2005 and 2004	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at March 31, 2005 and 2004	—	—
Common stock, $.000001 par value, 225,000,000 shares authorized, 201,030,623 and 222,502,089 shares issued and 201,030,623 and 183,108,323 shares outstanding at March 31, 2005 and 2004, respectively	—	—
Additional paid-in capital	741,680	758,626
Retained earnings	346,614	208,279
Less: Treasury stock, at cost, no shares and 39,393,765 shares as of March 31, 2005 and 2004, respectively	—	(144,128)
Accumulated other comprehensive income	11,618	9,961

Total shareholders’ equity	1,099,912	832,738

Total liabilities and shareholders’ equity	$1,306,963	$968,817

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended March 31,

	2005	2004	2003

Net revenues	$1,405,857	$947,656	$864,116

Costs and expenses:
Cost of sales – product costs	658,949	475,541	440,977
Cost of sales – software royalties and amortization	123,800	59,744	79,194
Cost of sales – intellectual property licenses	62,197	31,862	45,002
Product development	86,543	97,859	56,971
Sales and marketing	230,058	128,221	100,646
General and administrative	59,739	44,612	46,479

Total costs and expenses	1,221,286	837,839	769,269

Income from operations	184,571	109,817	94,847

Investment income, net	13,092	6,175	8,560

Income before income tax provision	197,663	115,992	103,407

Income tax provision	59,328	38,277	37,227

Net income	$138,335	$77,715	$66,180

Basic earnings per share	$0.74	$0.44	$0.34

Weighted average common shares outstanding	187,517	177,665	192,479

Diluted earnings per share	$0.66	$0.40	$0.32

Weighted average common shares outstanding – assuming dilution	209,145	193,191	207,310

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended March 31, 2005, 2004 and 2003

(In thousands)							Accumulated
							Other
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance, March 31, 2002	183,103	$—	$397,528	$64,384	(12,987)	$(20,323)	$(11,498)	$430,091
Components of comprehensive income:
Net income for the year	—	—	—	66,180	—	—	—	66,180
Unrealized appreciation on short-term investments	—	—	—	—	—	—	134	134
Foreign currency translation adjustment	—	—	—	—	—	—	7,930	7,930
Total comprehensive income								74,244
Issuance of common stock pursuant to underwritten public offering	22,500	—	247,291	—	—	—	—	247,291
Issuance of common stock to employees	7,999	—	20,547	—	—	—	—	20,547
Issuance of common stock pursuant to warrants and common stock warrants	92	—	2,184	—	—	—	—	2,184
Tax benefit attributable to employee stock options and common stock warrants	—	—	23,884	—	—	—	—	23,884
Purchase of structured stock repurchase transactions	—	—	(110,000)	—	—	—	—	(110,000)
Issuance of common stock to effect business combinations	1,053	—	10,861	—	—	—	—	10,861
Purchase of treasury shares	—	—	—	—	(21,589)	(101,362)	—	(101,362)

Balance, March 31, 2003	214,747	—	592,295	130,564	(34,576)	(121,685)	(3,434)	597,740
Components of comprehensive income:
Net income for the year	—	—	—	77,715	—	—	—	77,715
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(37)	(37)
Foreign currency translation adjustment	—	—	—	—	—	—	13,432	13,432
Total comprehensive income								91,110
Issuance of common stock to employees	6,853	—	25,730	—	—	—	—	25,730
Issuance of common stock pursuant to warrants and common stock warrants	558	—	1,038	—	—	—	—	1,038
Tax benefit attributable to employee stock options and common stock warrants	—	—	12,417	—	—	—	—	12,417
Structured stock repurchase transactions	—	—	(52,621)	—	—	—	—	(52,621)
Settlement of structured stock repurchase transactions	—	—	176,521	—	(2,288)	(10,000)	—	166,521
Issuance of common stock to effect business combinations	344	—	3,246	—	—	—	—	3,246
Purchase of treasury shares	—	—	—	—	(2,530)	(12,443)	—	(12,443)

Balance, March 31, 2004	222,502	—	758,626	208,279	(39,394)	(144,128)	9,961	832,738
Components of comprehensive income:
Net income for the year	—	—	—	138,335	—	—	—	138,335
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(3,317)	(3,317)
Foreign currency translation adjustment	—	—	—	—	—	—	4,974	4,974
Total comprehensive income								139,992
Issuance of common stock to employees	16,691	—	68,192	—	—	—	—	68,192
Issuance of common stock pursuant to warrants and common stock warrants	1,123	—	4,462	—	—	—	—	4,462
Tax benefit attributable to employee stock options and common stock warrants	—	—	53,337	—	—	—	—	53,337
Issuance of common stock to effect business combinations	109	—	1,191	—	—	—	—	1,191
Retirement of treasury shares	(39,394)	—	(144,128)	—	39,394	144,128	—	—

Balance, March 31, 2005	201,031	$—	$741,680	$346,614	—	$—	$11,618	$1,099,912

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended March 31,
	2005	2004	2003
Cash flows from operating activities:

Net income	$138,335	$77,715	$66,180
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	878	15,147	3,355
Depreciation and amortization	10,702	10,795	12,114
Realized gain on sale of short term investments	(471)	(21)	(234)
Amortization and write-offs of capitalized software development costs and intellectual property licenses	134,799	87,922	100,415
Tax benefit of stock options and warrants exercised	53,337	12,417	23,884
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(46,527)	(42,497)	61,922
Inventories	(21,591)	(6,850)	1,159
Software development and intellectual property licenses	(126,938)	(115,202)	(151,594)
Other assets	1,543	(5,232)	1,836
Accounts payable	35,413	23,005	(19,072)
Accrued expenses and other liabilities	35,829	10,204	(8,990)

Net cash provided by operating activities	215,309	67,403	90,975

Cash flows from investing activities:

Cash used in business acquisitions (net of cash acquired)	(21,382)	(3,480)	(21,199)
Capital expenditures	(14,941)	(11,976)	(11,877)
Purchase of short-term investments	(868,723)	(703,400)	(822,114)
Proceeds from sales and maturities of short-term investments	761,150	548,701	554,638
Other	—	—	(995)

Net cash used in investing activities	(143,896)	(170,155)	(301,547)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees and common stock pursuant to warrants	72,654	26,483	20,547
Notes payable, net	—	(2,818)	(720)
Proceeds from issuance of common stock pursuant to underwritten public offering, net of offering costs	—	—	248,072
Purchase of structured stock repurchase transactions	—	(52,621)	(110,000)
Settlement of structured stock repurchase transactions	—	166,521	—
Purchase of treasury stock	—	(19,996)	(93,809)

Net cash provided by financing activities	72,654	117,569	64,090

Effect of exchange rate changes on cash	4,421	11,195	6,583

Net increase (decrease) in cash and cash equivalents	148,488	26,012	(139,899)

Cash and cash equivalents at beginning of period	165,120	139,108	279,007

Cash and cash equivalents at end of period	$313,608	$165,120	$139,108

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the year ended March 31, 2005

1.                          Summary of Significant Accounting Policies

Business

Activision, Inc. (“Activision” or “we”) is a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics.  Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action and strategy.  Our target customer base ranges from casual players to game enthusiasts, children to adults and mass-market consumers to “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”) and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”), Sony PlayStation Portable (“PSP”) and Nintendo Dual Screen (“NDS”) hand-held devices and the personal computer (“PC”).  In prior years, we have also offered our products on the Sony PlayStation (“PS1”) and Nintendo 64 (“N64”) console systems and Nintendo Game Boy Color (“GBC”) hand-held device.  We also intend on developing titles for the next-generation console systems being developed by Sony, Nintendo, and Microsoft.

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

We maintain operations in the United States, Canada, the United Kingdom (“UK”), Germany, France, Italy, Spain, Japan, Australia, Sweden and the Netherlands.  In fiscal year 2005, international operations contributed approximately 50% of consolidated net revenues.

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

Concentration of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable.  We place our temporary cash investments with financial institutions.  At various times during the fiscal years ended March 31, 2005 and 2004, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at these financial institutions.

Our customer base includes retail outlets and distributors, including mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores in the United States and countries worldwide.

We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.  We generally do not require collateral or other security from our customers.  As of and for the years ended March 31, 2005, 2004 and 2003, we had one customer that accounted for 23%, 20% and 16%, respectively, of consolidated net revenues and 41%, 39% and 46%, respectively, of consolidated accounts receivable, net.    This customer was the same customer in all periods and was a customer of both our publishing and distribution businesses.

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

We utilize forward contracts in order to reduce financial market risks.  These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions.  Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions.  Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings within the financial statement line item consistent with the hedged item.  Any ineffective portion of a derivative change in fair value is immediately recognized in earnings.  Changes in fair value of derivatives that do not qualify as hedging instruments are recorded in earnings.  The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period.  As of March 31, 2005 and 2004, we had no outstanding foreign exchange forward contracts.

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

Goodwill

We account for goodwill using the provisions of SFAS No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets.  Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and should not be amortized but rather tested at least annually for impairment.  An impairment loss should be recognized if the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value.  In accordance with SFAS No. 142, we have not amortized goodwill during the years ended March 31, 2005, 2004 and 2003.

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

Advertising Expenses

We expense advertising as incurred, except for production costs associated with media advertising which are deferred and charged to expense the first time the related ad is run.  Advertising expenses for the years ended March 31, 2005, 2004 and 2003 were approximately $150.7 million, $76.6 million and $60.0 million, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

Investment Income, Net

Investment income, net is comprised of the following, (amounts in thousands):

	Year ended March 31,
	2005	2004	2003
Interest income	$12,898	$6,502	$9,259
Interest expense	(277)	(348)	(933)
Net realized gain on short-term investments	471	21	234

Investment income, net	$13,092	$6,175	$8,560

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123 “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date.  Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price.  At March 31, 2005, we had several stock-based employee compensation plans, which are described more fully in Note 14. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year ended March 31,
	2005	2004	2003
Net income, as reported	$138,335	$77,715	$66,180
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	64	192	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,435)	(18,303)	(21,004)

Pro forma net income	$122,964	$59,604	$45,176

Earnings per share

Basic – as reported	$0.74	$0.44	$0.34
Basic – pro forma	$0.66	$0.34	$0.23

Diluted – as reported	$0.66	$0.40	$0.32
Diluted – pro forma	$0.59	$0.31	$0.22

The fair value of options granted in the years ended March 31, 2005, 2004 and 2003 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee and Director Options and Warrants			Employee Stock Purchase Plan

	2005	2004	2003	2005	2004	2003

Expected life (in years)	3	4	3	0.5	0.5	0.5
Risk free interest rate	3.25%	2.01%	1.51%	2.66%	1.75%	1.13%
Volatility	48%	49%	69%	46%	51%	69%
Dividend yield	—	—	—	—	—	—

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.  We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating expected stock price volatility.  In fiscal 2003, the historical stock price volatility used was based on the daily, low stock price of our common stock, which, in recent years, resulted in an expected volatility ranging from approximately 65% to 70%.  For options granted during each of the quarters in the years ended March 31, 2005 and 2004, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility ranging from 45% to 48%.  Management believes such amounts are more representative of prospective trends.  For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.

For options granted during fiscal 2005, 2004 and 2003, the per share weighted average fair value of options with exercise prices equal to market value on the date of grant was $4.11, $2.08 and $3.28, respectively.  The per share weighted average estimated fair value of Employee Stock Purchase Plan shares granted during the years ended March 31, 2005, 2004 and 2003 was $2.12, $1.13 and $1.63, respectively.

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

The Company has reclassified certain auction rate securities from cash and cash equivalents to short-term investments.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying security in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days.  Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.  The Company had historically classified these instruments as cash and cash equivalents if the reset period between interest rate resets was 90 days or less, which was based on our ability to liquidate our holdings or roll our investment over to the next reset period.  The Company’s re-evaluation of the maturity dates and other provisions associated with the underlying bonds resulted in a reclassification from cash and cash equivalents to short-term investments of approximately $301.4 million on the March 31, 2004 balance sheet.  As a result of this balance sheet reclassification, certain amounts were reclassified in the accompanying consolidated statement of cash flows for the years ended March 31, 2004 and 2003 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operating or from financing activities in the previously reported consolidated statements of cash flows or the previously reported consolidated statements of operations.  As of March 31, 2004, before these revisions in classification, $301.4 million of these current investments were classified as cash and cash equivalents on the consolidated balance sheet.  For the years ended March 31, 2004 and 2003, as a result of these revisions in classification, net cash used in investing activities related to these current investments increased $155.0 million and $146.4 million, respectively.

2.         Stock Splits

In April 2003, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on June 6, 2003 to shareholders of record as of May 16, 2003.  In February 2004, the Board of Directors approved a second three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend.  The split was paid on March 15, 2004 to shareholders of record as of February 23, 2004.  In February 2005, the Board of Directors approved a four-for-three split of our outstanding common shares effected in the form of a 33-1/3% stock dividend.  The split was paid March 22, 2005 to shareholders of record as of March 7, 2005.  The par value of our common stock was maintained at the pre-split amount of $.000001.   The consolidated financial statements and Notes thereto, including all share and per share data, have been restated as if the stock splits had occurred as of the earliest period presented.

On March 7, 2005, in connection with our stock split, all shares of common stock held as treasury stock were formally cancelled and restored to the status of authorized but unissued shares of common Stock.

3.         Acquisitions

During the three years ended March 31, 2005, we separately completed the acquisition of four privately held interactive software development companies.  We accounted for these acquisitions in accordance with SFAS No. 141, “Business Combinations.”   SFAS No. 141 addresses financial accounting and reporting for business combinations, requiring that the purchase method be used to account and report for all business combinations.  These acquisitions have further enabled us to implement our multi-platform development strategy by bolstering our internal product development capabilities for console systems and personal computers and strengthening our position in the first-person action, action and action sports game categories.  A significant portion of the purchase price for all of these acquisitions was assigned to goodwill as the primary asset we acquired in each of the transactions was an assembled workforce with proven technical and design talent with a history of high quality product creation.  Pro forma consolidated statements of operations for these acquisitions are not shown, as they would not differ materially from reported results.

4.         Cash, Cash Equivalents, and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments as of March 31, 2005 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$180,871	$—	$—	$180,871
Money market instruments	107,519	—	—	107,519
Commercial paper	21,589	—	(7)	21,582
Corporate bonds	3,638	—	(2)	3,636

Cash and cash equivalents	313,617	—	(9)	313,608

Short-term investments:
Auction rate notes	15,020	—	—	15,020
Corporate bonds	160,907	6	(1,602)	159,311
U.S. agency issues	266,837	—	(2,037)	264,800
Asset-backed securities	83,517	23	(496)	83,044
Municipal bonds	4,019	—	—	4,019
Common stock	167	895	—	1,062

Short-term investments	530,467	924	(4,135)	527,256

Cash, cash equivalents and short-term investments	$844,084	$924	$(4,144)	$840,864

The following table summarizes our cash, cash equivalents and short-term investments as of March 31, 2004 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$101,414	$—	$—	$101,414
Money market funds	60,006	—	—	60,006
Commercial paper	3,700	—	—	3,700

Cash and cash equivalents	165,120	—	—	165,120

Short-term investments:
Auction rate notes	301,432	—	—	301,432
Corporate bonds	21,047	13	(24)	21,036
U.S. agency issues	71,817	76	(4)	71,889
Asset-backed securities	23,113	74	(38)	23,149
Municipal bonds	5,023	—	—	5,023

Short-term investments	422,432	163	(66)	422,529

Cash, cash equivalents and short-term investments	$587,552	$163	$(66)	$587,649

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with maturities in excess of 90 days.  At the end of the reset period, investors can sell or continue to hold the securities at par.  These securities are classified in the table below based on their legal stated maturity dates.

The following table summarizes the maturities of our investments in debt securities as of March 31, 2005 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$169,738	$169,028
Due after one year through two years	203,741	201,530
Due after two year through three years	75,256	74,762
Due in three years or more	23,275	23,048
	472,010	468,368
Asset-backed securities	83,517	83,044

Total	$555,527	$551,412

For the year ended March 31, 2005, net realized gains on short-term investments consisted of $471,000 of gross realized gains and no gross realized losses.  For the year ended March 31, 2004, net realized gains on short-term investments consisted of $25,000 of gross realized gains and $4,000 of gross realized losses.  For the year ended March 31, 2003, net realized gains on short-term investments consisted of $350,000 of gross realized gains and $116,000 of gross realized losses.

 In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the fair value of investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized was $508,224,000 and $28,583,000 at March 31, 2005 and 2004,  respectively, with related gross unrealized losses of $4,144,000 and $66,000, respectively.  At March 31, 2005, the gross unrealized losses were comprised mostly of unrealized losses on corporate bonds, U.S. agency issues, and asset-back securities with $464,000 of unrealized loss being in a continuous unrealized loss position for twelve months or greater.  At March 31, 2004, the gross unrealized losses were comprised mostly of unrealized losses on corporate bonds, U.S. agency issues, and asset-back securities with $21,000 of unrealized loss being in a continuous unrealized loss position for twelve months or greater.

The Company’s investment portfolio consists of government and corporate securities with effective maturities less than 30 months.  The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds.  Investments are reviewed periodically to identify possible impairment.  When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment.  The Company expects to realize the full value of all of these investments upon maturity or sale.

5.         Software Development Costs and Intellectual Property Licenses

As of March 31, 2005, capitalized software development costs included $61.3 million of internally developed software costs and $30.3 million of payments made to third-party software developers.  As of March 31, 2004, capitalized software development costs included $35.3 million of internally developed software costs and $51.5 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $35.7 million and $48.5 million as of March 31, 2005 and 2004, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses, combined, was $134.8 million, $87.9 million and $100.4 million for the years ended March 31, 2005, 2004 and 2003, respectively.

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

6.         Inventories

Our inventories consist of the following (amounts in thousands):

	March 31,
	2005	2004

Purchased parts and components	$2,092	$392
Finished goods	45,926	26,035

	$48,018	$26,427

7.                          Property and Equipment, Net

Property and equipment, net was comprised of the following (amounts in thousands):

	March 31,
	2005	2004

Land	$592	$557
Buildings	4,684	4,379
Computer equipment	39,696	34,076
Office furniture and other equipment	14,560	13,687
Leasehold improvements	9,391	5,540

Total cost of property and equipment	68,923	58,239

Less accumulated depreciation	(38,433)	(32,700)

Property and equipment, net	$30,490	$25,539

Depreciation expense for the years ended March 31, 2005, 2004 and 2003 was $10.6 million, $10.0 million and $8.1 million, respectively.

8.                          Goodwill

The changes in the carrying amount of goodwill were as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2003	$63,194	$4,825	$68,019

Goodwill acquired during the year	3,763	—	3,763
Issuance of contingent consideration	3,246	—	3,246
Adjustment-prior period purchase allocation	695	—	695
Effect of foreign currency exchange rates	—	770	770

Balance as of March 31, 2004	70,898	5,595	76,493

Goodwill acquired during the year	16,194	—	16,194
Issuance of contingent consideration	1,191	—	1,191
Adjustment-prior period purchase allocation	(2,384)	—	(2,384)
Effect of foreign currency exchange rates	—	167	167

Balance as of March 31, 2005	$85,899	$5,762	$91,661

9.                          Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	March 31,
	2005	2004

Accrued royalties payable	$11,851	$7,218
Accrued selling and marketing costs	17,521	11,456
Affiliate label program payable	20,605	162
Income tax payable	3,977	9,897
Accrued bonus and vacation pay	18,423	20,042
Other	25,690	14,430

Total	$98,067	$63,205

10.                   Operations by Reportable Segments and Geographic Area

We operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products directly, by license or through our affiliate label program with certain third-party publishers.  In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  We conduct our international publishing activities through offices in the UK, Germany, France, Italy, Spain, the Netherlands, Australia, Sweden, Canada and Japan.  Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries located in the UK, the Netherlands and Germany.

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

Information on the reportable segments for the three years ended March 31, 2005 is as follows (amounts in thousands):

	Year ended March 31, 2005
	Publishing	Distribution	Total

Total segment revenues	$1,072,729	$333,128	$1,405,857
Revenue from sales between segments	(111,676)	111,676	—

Revenues from external customers	$961,053	$444,804	$1,405,857

Operating income	$160,826	$23,745	$184,571

Total assets	$1,174,910	$132,053	$1,306,963

	Year ended March 31, 2004
	Publishing	Distribution	Total

Total segment revenues	$665,732	$281,924	$947,656
Revenue from sales between segments	(67,859)	67,859	—

Revenues from external customers	$597,873	$349,783	$947,656

Operating income	$93,223	$16,594	$109,817

Total assets	$859,874	$108,943	$968,817

	Year ended March 31, 2003
	Publishing	Distribution	Total

Total segment revenues	$615,975	$248,141	$864,116
Revenue from sales between segments	(57,462)	57,462	—

Revenues from external customers	$558,513	$305,603	$864,116

Operating income	$79,139	$15,708	$94,847

Total assets	$619,132	$85,684	$704,816

Geographic information is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Year ended March 31,
	2005	2004	2003

North America	$696,325	$446,812	$432,261
Europe	675,074	479,224	413,125
Other	34,458	21,620	18,730

Total	$1,405,857	$947,656	$864,116

Revenues by platform were as follows (amounts in thousands):

	Year ended March 31,
	2005	2004	2003

Console	$970,399	$732,220	$674,621
Hand-held	161,977	43,306	64,069
PC	273,481	172,130	125,426

Total	$1,405,857	$947,656	$864,116

A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year.  In fiscal 2005, 37% of our consolidated net revenues (48% of worldwide publishing net revenues) was derived from three brands, which accounted for 16%, 11% and 10%, respectively, of consolidated net revenues (21%, 14% and 13%, respectively, of worldwide publishing net revenues).  In fiscal 2004, 35% of our consolidated net revenues (49% of worldwide publishing net revenues) was derived from three brands, which accounted for 17%, 14% and 4%, respectively, of consolidated net revenues (24%, 20% and 5%, respectively, of worldwide publishing net revenues).   In fiscal 2003, 38% of our consolidated net revenues (52% of worldwide publishing net revenues) was derived from two brands, one of which accounted for 20% and the other of which accounted for 18% of consolidated net revenues (27% and 25%, respectively, of worldwide publishing net revenues).

11.                   Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Year ended March 31,
	2005	2004	2003
Numerator:
Numerator for basic and diluted earnings per share – income available to common shareholders	$138,335	$77,715	$66,180

Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	187,517	177,665	192,479

Effect of dilutive securities:
Employee stock options and stock purchase plan	20,660	14,723	13,704
Warrants to purchase common stock	968	803	1,127

Potential dilutive common shares	21,628	15,526	14,831

Denominator for diluted earnings per share– weighted average common shares outstanding plus assumed conversions	209,145	193,191	207,310

Basic earnings per share	$0.74	$0.44	$0.34

Diluted earnings per share	$0.66	$0.40	$0.32

Options to purchase approximately 182,000, 12,628,000 and 10,399,000 shares of common stock for the years ended March 31, 2005, 2004 and 2003, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

12.                   Income Taxes

Domestic and foreign income before income taxes and details of the income tax provision are as follows (amounts in thousands):

	Year ended March 31,
	2005	2004	2003

Income before income taxes:
Domestic	$174,535	$84,339	$78,761
Foreign	23,128	31,653	24,646
	$197,663	$115,992	$103,407

Income tax expense (benefit):
Current:
Federal	$(355)	$502	$1,703
State	342	311	413
Foreign	5,126	9,899	7,872

Total current	5,113	10,712	9,988

Deferred:
Federal	5,744	14,113	1,794
State	(2,707)	(871)	3,065
Foreign	(2,159)	1,906	(1,504)

Total deferred	878	15,148	3,355

Add back benefit credited to additional paid-in capital:
Tax benefit related to stock option and warrant exercises	53,337	12,417	23,884

Income tax provision	$59,328	$38,277	$37,227

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

	Year ended March 31,
	2005	2004	2003

Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.8	2.3	2.4
Research and development credits	(6.4)	(8.0)	(6.0)
Incremental (decremental) effect of foreign tax rates	(2.3)	(2.3)	(0.2)
Increase of valuation allowance	2.3	5.8	2.1
Rate changes	—	—	0.8
Other	(1.4)	0.2	1.9

	30.0%	33.0%	36.0%

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes.  The components of the net deferred tax asset and liability are as follows (amounts in thousands):

	March 31,
	2005	2004

Deferred asset:
Allowance for doubtful accounts	$205	$634
Allowance for sales returns	8,580	8,334
Inventory reserve	391	385
Vacation and bonus reserve	2,961	2,771
Amortization and depreciation	4,306	5,036
Tax credit carryforwards	53,130	36,599
Net operating loss carryforwards	31,885	25,851
Other	3,899	2,248

Deferred asset	105,357	81,858
Valuation allowance	(25,666)	(18,857)

Net deferred asset	79,691	63,001

Deferred liability:
Capitalized research expenses	41,208	25,252
State taxes	3,682	2,558

Deferred liability	44,890	27,810

Net deferred asset	$34,801	$35,191

The tax benefits associated with certain net operating loss carryovers relate to employee stock options.  Pursuant to SFAS No. 109, net operating losses have been reduced by $30.9 million relating to these items which will be credited to additional paid-in capital when realized.

As of March 31, 2005, our available federal net operating loss carryforward of approximately $153.5 million is subject to certain limitations as defined under Section 382 of the Internal Revenue Code.  The net operating loss carryforwards expire between 2020 and 2024.  We have various state net operating loss carryforwards totaling $102.5 million which are not subject to limitations under Section 382 of the Internal Revenue Code.  We have tax credit carryforwards of $31.4 million and $22.3 million for federal and state purposes, respectively, which begin to expire in 2006.

At March 31, 2005, our deferred income tax asset for tax credit carryforwards and net operating loss carryforwards was reduced by a valuation allowance of $25.7 million as compared to $18.9 million in the prior fiscal year.  Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the net carrying value of the deferred tax asset will be realized.

Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $59.9 million at March 31, 2005.  Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes.  For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities.  The manufacturing deduction provided by the Act replaces the extraterritorial income (“ETI”) deduction currently in place.  We currently derive benefits from the ETI exclusion which was repealed by the Act.  Our exclusion for fiscal 2005, 2006, and 2007 will be limited to 95%, 75%, and 45% of the otherwise allowable exclusion and no exclusion will be available in fiscal 2008 and thereafter.  The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers.  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB determined that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes.  The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability.  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  We are evaluating the Act at this time and have not yet determined whether we will avail ourselves of the opportunity of the one-time tax benefit for the repatriation of foreign earnings.  We plan to complete our assessment before the end of fiscal 2006 and are not currently in a position to estimate a range of possible repatriation amounts.

13.      Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.0 million ($15.0 million) and GBP 8.0 million ($14.6 million), including issuing letters of credit, on a revolving basis as of March 31, 2005 and 2004, respectively. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) and a GBP 0.3 million ($0.5 million) guarantee for the benefit of our CD Contact subsidiary as of March 31, 2005 and 2004, respectively.  The UK Facility bore interest at LIBOR plus 2.0% as of March 31, 2005 and 2004, is collateralized by substantially all of the assets of the subsidiary and expires in May 2006.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of March 31, 2005 and 2004, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of March 31, 2005 or 2004.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of both

March 31, 2005 and 2004, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of March 31, 2005 or 2004.

Developer and Intellectual Property Contracts

In the normal course of business we enter into contractual arrangements with third-parties for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2005 is approximately $62.2 million, which is scheduled to be paid as follows (amounts in thousands):

Year ended March 31,
2006	$45,557
2007	7,975
2008	5,775
2009	2,900

Total	$62,207

Marketing Commitments

In connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum marketing commitment for contracts in place as of March 31, 2005 is approximately $28.8 million, which is scheduled to be paid as follows (amounts in thousands):

Year ended March 31,
2006	$18,759
2007	2,500
2008	7,500

Total	$28,759

Lease Obligations

We lease certain of our facilities under non-cancelable operating lease agreements.  Total future minimum lease commitments as of March 31, 2005 is approximately $63.4 million, which is scheduled to be paid as follows (amounts in thousands):

Year ended March 31,
2006	$11,990
2007	11,440
2008	7,906
2009	6,620
2010	5,783
Thereafter	19,626

Total	$63,365

Facilities rent expense for the years ended March 31, 2005, 2004 and 2003 was approximately $10.6 million, $8.7 million and $7.6 million, respectively.

Legal Proceedings

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors.  The complaint, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that our revenues and assets were overstated during the period between February 1, 2001 and December 17, 2002, was filed in the United States District Court, Central District of California by the Construction Industry and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  Five additional purported class actions have subsequently been filed by Gianni Angeloni, Christopher Hinton, Stephen Anish, the Alaska Electrical Pension Fund, and Joseph A. Romans asserting the same claims.  Consistent with the Private Securities Litigation Reform Act (“PSLRA”), the court appointed lead plaintiffs consolidating the six putative securities class actions into a single case.  In an Order dated May 16, 2005, the court dismissed the consolidated complaint because the plaintiffs failed to satisfy the heightened pleading standards of the PSLRA.  The court did, however, give the lead plaintiffs leave to file an amended consolidated complaint within 30 days of the order.  We do not know whether the lead plaintiffs will file an amended consolidated complaint, but in the event that one is filed, we intend to vigorously defend the case at such time.

In addition, on March 12, 2004, a shareholder derivative lawsuit captioned Frank Capovilla, Derivatively on Behalf of Activision, Inc. v. Robert Kotick, et al. was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  That complaint was filed in California Superior Court for the County of Los Angeles. Also, on March 22, 2005, a new derivative lawsuit captioned Ramalingham Balamohan, Derivatively on Behalf of Nominal Defendant Activision, Inc. v. Robert Kotick, et al. was filed in the Federal Court of Los Angeles.  This complaint makes the same allegations as the previous complaints, but it names all the current directors as defendants.  We strongly deny allegations in both derivative cases and will vigorously defend these cases.  In the California derivative case, Activision, as nominal defendant, filed a motion to stay all proceedings.  The case, and all motion practice and responsive pleadings, has been held in abeyance pending a status conference with the court. In the Federal derivative case, plaintiff filed a notice of dismissal of the action, without prejudice on or about June 3, 2005.

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

On June 30, 2003, we terminated our Star Trek Merchandising License Agreement with Viacom Consumer Products, Inc. and filed a complaint in the Superior Court of the State of California for breach of contract and constructive trust against Viacom Consumer Products and Viacom International, Inc. (“Viacom”). On August 15, 2003, Viacom filed its response to our complaint as well as a cross-complaint alleging, among other matters, a breach of contract by Activision and seeking claimed damages in excess of $50 million. On February 23, 2005, we reached an agreement with Viacom that settled the legal disputes.  As a result of the settlement, all pending lawsuits filed by each party in the Superior Court in Los Angeles regarding this matter have been dismissed by court order dated March 18, 2005.   The settlement had no material impact on the financial results of Activision’s operations.

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

On February 28, 1992, the shareholders of Activision approved the Activision 1991 Stock Option and Stock Award Plan, as amended, (the “1991 Plan”) which permits the granting of “Awards” in the form of non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights (“SARs”), restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others.  The total number of shares of common stock available for distribution under the 1991 Plan is 34,050,000.  The 1991 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were no shares remaining available for grant under the 1991 Plan as of March 31, 2005.

On September 23, 1998, the shareholders of Activision approved the Activision 1998 Incentive Plan, as amended (the “1998 Plan”).  The 1998 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others.  The total number of shares of common stock available for distribution under the 1998 Plan is 13,500,000.  The 1998 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 21,200 shares remaining available for grant under the 1998 Plan as of March 31, 2005.

On April 26, 1999, the Board of Directors approved the Activision 1999 Incentive Plan, as amended (the “1999 Plan”).  The 1999 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards to directors, officers, employees, consultants and others.  The total number of shares of common stock available for distribution under the 1999 Plan is 22,500,000.  The 1999 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 17,900 shares remaining available for grant under the 1999 Plan as of March 31, 2005.

On August 23, 2001, the shareholders of Activision approved the Activision 2001 Incentive Plan, as amended (the “2001 Plan”).  The 2001 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others.  The total number of shares of common stock available for distribution under the 2001 Plan is 6,750,000.  The 2001 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 284,500 shares remaining available for grant under the 2001 Plan as of March 31, 2005.

On April 4, 2002, the Board of Directors approved the Activision 2002 Incentive Plan (the “2002 Plan”).  The 2002 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards to officers (other than executive officers), employees, consultants, advisors and others.  The 2002 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2002 Plan is 13,050,000.  There were approximately 21,200 shares remaining available for grant under the 2002 Plan as of March 31, 2005.

On September 19, 2002, the shareholders of Activision approved the Activision 2002 Executive Incentive Plan (the “2002 Executive Plan”).  The 2002 Executive Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards and other common stock-based awards to officers, employees, directors, consultants and advisors.  The total number of shares of common stock available for distribution under the 2002 Executive Plan is 7,500,000.  The 2002 Executive Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 6,500 shares remaining available for grant under the 2002 Executive Plan as of March 31, 2005.

On December 16, 2002, the Board of Directors approved the Activision 2002 Studio Employee Retention Incentive Plan, as amended (the “2002 Studio Plan”).  The 2002 Studio Plan permits the granting of “Awards” in the form of non-qualified stock options and restricted stock awards to key studio employees (other than executive officers) of Activision, our subsidiaries and affiliates and to contractors and others.    The 2002 Studio Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2002 Studio Plan is 4,500,000.  There were approximately 3,100 shares remaining available for grant under the 2002 Studio Plan as of March 31, 2005.

On April 29, 2003, our Board of Directors approved the Activision 2003 Incentive Plan (the “2003 Plan”).  The 2003 Plan permits the granting of “Awards” in the form of non-qualified stock options, SARs, restricted stock awards, deferred stock awards and other common stock-based awards to directors, officers, employees, consultants and others.  The 2003 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2003 Plan is 18,000,000.  There were approximately 16,394,600 shares remaining available for grant under the 2003 Plan as of March 31, 2005.

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

Other Employee Stock Options

In connection with prior employment agreements between Activision and Robert A. Kotick, Activision’s Chairman and Chief Executive Officer, and Brian G. Kelly, Activision’s Co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase common stock.  The Board of Directors approved the granting of these options.  Relating to such grants, as of March 31, 2005, approximately 6,228,600 shares were outstanding with a weighted average exercise price of $2.32.

We additionally have approximately 70,900 options outstanding to employees as of March 31, 2005, with a weighted average exercise price of $4.64.  The Board of Directors approved the granting of these options.  Such options have terms similar to those options granted under the Plans.

Director Warrants

During the fiscal year ended March 31, 1997, we issued warrants to purchase 180,000 shares of our common stock, at exercise prices ranging from $2.63 to $3.08 to two of our outside directors in connection with their election to the Board.  Such warrants vested 25% on the first anniversary of the date of grant, and 12.5% each six months thereafter and expire within 10 years from the date of grant.  Relating to such warrants, as of March 31, 2005, no shares were outstanding.

Employee Stock Purchase Plans

On July 22, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan for eligible domestic employees.  The shareholders of Activision subsequently approved the 2002 Employee Stock Purchase Plan on September 19, 2002.  Then, on February 11, 2003, the Board of Directors approved the 2002 Employee Stock Purchase Plan For International Employees. The primary terms of the 2002 Employee Stock Purchase Plan and the 2002 Employee Stock Purchase Plan For International Employees (collectively the “2002 Purchase Plans”) are the same.  Under the 2002 Purchase Plans, up to 1,125,000 shares of our common stock may be purchased by eligible employees during two overlapping, twelve-month offering periods that commence each April 1 and October 1 (the “Offering Period”).  At any point in time, employees may participate in only one Offering Period.  The first day of each Offering Period is referred to as the “Offering Date.”   Common stock is purchased by 2002 Purchase Plans participants at 85% of the lesser of fair market value on the Offering Date for the Offering Period that includes the common stock purchase date or the fair market value on the common stock purchase date.   Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period, limited to a maximum of 15,000 common shares per common stock purchase date.  During the year ended March 31, 2005, employees purchased approximately 147,800, 50,500 and 262,300 shares at a price of $8.84, $5.29 and $8.61 per share, respectively, within the 2002 Purchase Plans’ Offering Periods.  During the year ended March 31, 2004, employees purchased approximately 323,100, 80,000 and 340,400 shares at a price of $4.11, $5.30 and $4.11 per share, respectively, within the 2002 Purchase Plans’ Offering Periods.

Activity of Employee and Director Options and Warrants

Activity of all employee and director options and warrants during the last three fiscal years was as follows (amounts in thousands, except weighted average exercise price amounts):

	2005		2004		2003
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price

Outstanding at beginning of year	48,851	$4.94	48,947	$4.76	38,591	$3.13
Granted	5,626	11.76	9,060	5.42	19,231	7.11
Exercised	(16,625)	3.87	(6,113)	3.65	(7,567)	2.42
Forfeited	(1,273)	3.79	(3,043)	6.05	(1,308)	4.33

Outstanding at end of year	36,579	$6.45	48,851	$4.94	48,947	$4.76

Exercisable at end of year	18,885	$5.22	26,133	$3.95	22,992	$3.22

For the years ended March 31, 2005, 2004 and 2003, all options were granted at an exercise price equal to the fair market value on the date of grant.

The following tables summarize information about all employee and director stock options and warrants outstanding as of March 31, 2005 (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Shares	Remaining Wtd Avg Contractual Life (in years)	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price

Range of exercise prices:
$ 1.33 to $2.29	758	5.11	$1.49	755	$1.48
$ 2.31 to $2.33	6,142	3.98	2.33	6,142	2.33
$ 2.35 to $4.51	3,891	7.31	4.14	1,097	3.42
$ 4.56 to $4.72	4,834	7.37	4.69	2,904	4.68
$ 4.72 to $6.25	3,887	7.53	5.47	1,366	5.54
$ 6.25 to $7.45	1,696	7.96	7.06	300	6.96
$ 7.54 to $7.65	4,324	7.32	7.65	1,822	7.65
$ 7.73 to $9.20	4,814	7.12	8.98	3,215	9.02
$ 9.22 to $11.44	4,896	8.93	10.69	1,284	10.23
$ 11.45 to $17.85	1,337	9.74	14.76	—	—
	36,579	7.05	$6.45	18,885	$5.22

Non-Employee Warrants

In prior years, we have granted stock warrants to third-parties in connection with the development of software and the acquisition of licensing rights for intellectual property.  The warrants generally vest upon grant and are exercisable over the term of the warrant.  The exercise price of third-party warrants is generally greater than or equal to their fair market value of our common stock at the date of grant.  No third-party warrants were granted during the year ended March 31, 2005.  As of March 31, 2005, 702,000 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $6.04 per share.  No third-party warrants were granted during the year ended March 31, 2004.  As of March 31, 2004, 2,052,000 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $7.13 per share.  During the year ended March 31, 2003, we granted warrants to a third-party to purchase 450,000 shares of our common stock at an exercise price of $9.92 per share in connection with, and as partial consideration for, a license agreement that allows us to utilize intellectual property owned by the third-party in conjunction with an Activision product.  The warrants vested upon grant and have a three-year term.  The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk-free rate of 4.18%, a volatility factor of 70% and expected term as noted above.  The per share weighted average estimated fair value of the third-party warrants granted during the year ended March 31, 2003 was $4.85 per share.  As of March 31, 2003, 2,646,000 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $4.69 per share.

In accordance with EITF 96-18, we measure the fair value of the securities on the measurement date.  The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized.  Additionally, as more fully described in Note 1, the recoverability of capitalized software development costs and intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense.  In connection with the evaluation of capitalized software development costs and intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense.  For the years ended March 31, 2005, 2004 and 2003, $1.6 million, $0.2 million and $3.6 million, respectively, was amortized and included in cost of sales - software royalties and amortization and/or cost of sales - intellectual property licenses.

Employee Retirement Plan

We have a retirement plan covering substantially all of our eligible employees.  The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code.  Under the plan, employees may defer up to 92% of their pre-tax salary, but not more than statutory limits.  Effective January 1, 2003, we contribute 20% of each dollar contributed by a participant.  Prior to January 1, 2003, we contributed 5% of each dollar contributed by a participant.  Our matching contributions to the plan were approximately $905,000, $700,000, and $320,000 during the years ended March 31, 2005, 2004 and 2003, respectively.

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

Under the buyback program, we did not repurchase any shares of our common stock in the year ended March 31, 2005.  We repurchased approximately 2.5 million shares of our common stock for $12.4 million and 21.6 million shares of our common stock for $101.4 million, in the years ended March 31, 2004 and 2003, respectively.  In addition, approximately 2.3 million shares of common stock were acquired in the year ended March 31, 2004 as a result of the settlement of $10.0 million of structured stock repurchase transactions entered into in fiscal 2003.  As of March 31, 2005, we had no outstanding structured stock repurchase transactions.  Structured stock repurchase transactions are settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we either have our capital investment returned with a premium or receive shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.  These transactions are recorded in shareholders’ equity in the accompanying consolidated balance sheets.  As of March 31, 2005, we had approximately $226.2 million available for utilization under the buyback program and no outstanding stock repurchase transactions.

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

Shareholders’ Rights Plan

On April 18, 2000, our Board of Directors approved a shareholders rights plan (the “Rights Plan”).  Under the Rights Plan, each common shareholder at the close of business on April 19, 2000, received a dividend of one right for each share of common stock held.  Each right represents the right to purchase two nine-hundredths (2/900) of a share, as adjusted on account of stock dividends made since the plan’s adoption, of our Series A Junior Preferred Stock at an exercise price of $8.89, as adjusted on account of stock dividends made since the plan’s adoption.  Initially, the rights are represented by our common stock certificates and are neither exercisable nor traded separately from our common stock.  The rights will only become exercisable if a person or group acquires 15% or more of the common stock of Activision, or announces or commences a tender or exchange offer which would result in the bidder’s beneficial ownership of 15% or more of our common stock.

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

16.                   Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2004	$9,864	$97	$9,961
Comprehensive income (loss)	4,974	(3,317)	1,657

Balance, March 31, 2005	$14,838	$(3,220)	$11,618

The amounts above are shown net of taxes.  The income taxes related to other comprehensive income were not significant, as income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

17.      Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information are as follows (amounts in thousands):

	Year ended March 31,
	2005	2004	2003

Non-cash investing and financing activities:
Subsidiaries acquired with common stock	$1,191	$3,246	$10,861
Adjustment-prior period purchase allocation	(2,384)	—	—
Issuance of options and common stock warrants	—	—	2,184
Stock offering costs	—	—	781
Change in unrealized appreciation (depreciation) on short-term investments	(3,317)	(37)	134

Supplemental cash flow information:
Cash paid for income taxes	$12,178	$10,463	$5,491
Cash received for interest, net	10,543	6,213	7,804

18.      Quarterly Financial and Market Information (Unaudited)

	Quarter ended
(Amounts in thousands, except per share data)	June 30	Sept. 30	Dec. 31	Mar. 31	Year ended

Fiscal 2005:
Net revenues	$211,276	$310,626	$680,094	$203,861	$1,405,857
Operating income (loss)	15,733	34,658	137,079	(2,899)	184,571
Net income	11,957	25,543	97,262	3,573	138,335
Basic earnings per share	0.07	0.14	0.52	0.02	0.74
Diluted earnings per share	0.06	0.13	0.47	0.02	0.66

Common stock price per share:
High	12.82	12.30	15.38	18.71	18.71
Low	10.31	9.12	9.36	13.59	9.12

Fiscal 2004:
Net revenues	$158,725	$117,523	$508,511	$162,897	$947,656
Operating income (loss)	5,146	(16,933)	116,961	4,643	109,817
Net income (loss)	4,163	(10,093)	76,981	6,664	77,715
Basic earnings (loss) per share	0.02	(0.06)	0.43	0.04	0.44
Diluted earnings (loss) per share	0.02	(0.06)	0.40	0.03	0.40

Common stock price per share:
High	6.75	7.19	9.55	12.13	12.13
Low	4.51	5.43	5.79	8.54	4.51

19.                   Recently Issued Accounting Standards and Laws

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS 123.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

SFAS No. 123R must be adopted by the Company no later than April 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt SFAS No. 123R on April 1, 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

•   A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

•   A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined which method it will use.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes.  For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities.  The manufacturing deduction provided by the Act replaces the extraterritorial income (“ETI”) deduction currently in place.  We currently derive benefits from the ETI exclusion which was repealed by the Act.  Our exclusion for fiscal 2005, 2006, and 2007 will be limited to 95%, 75%, and 45% of the otherwise allowable exclusion and no exclusion will be available in fiscal 2008 and thereafter.  The Act also creates a temporary incentive for U.S.

multinationals to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers.  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB determined that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes.  The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability.  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  We are evaluating the Act at this time and have not yet determined whether we will avail ourselves of the opportunity of the one-time tax benefit for the repatriation of foreign earnings.  We plan to complete our assessment before the end of fiscal 2006 and are not currently in a position to estimate a range of possible repatriation amounts.

20.                   Subsequent Events

On April 4, 2005, we held Special Meeting of Stockholders in Santa Monica, California.  One item was submitted to a vote of the stockholders: To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 225,000,000 to 450,000,000.  The amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 225,000,000 to 450,000,000 was approved.

SCHEDULE II

ACTIVISION, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Additions (A)	Deductions (B)	Balance at End of Period
Year ended March 31, 2005

Allowance for sales returns and price protection	$44,538	$172,156	$(149,091)	$67,603

Allowance for doubtful accounts	2,490	(1,451)	549	1,588

Deferred tax valuation allowance	18,857	7,703	(894)	25,666

Year ended March 31, 2004

Allowance for sales returns and price protection	$52,597	$111,440	$(119,499)	$44,538

Allowance for doubtful accounts	4,759	(1,705)	(564)	2,490

Deferred tax valuation allowance	27,606	5,101	(13,850)	18,857

Year ended March 31, 2003

Allowance for sales returns and price protection	$39,213	$119,674	$(106,290)	$52,597

Allowance for doubtful accounts	2,806	2,298	(345)	4,759

Deferred tax valuation allowance	30,479	2,568	(5,441)	27,606

(A)      Includes increases in allowance for sales returns, price protection, doubtful accounts and deferred tax valuation due to normal reserving terms and allowance accounts acquired in conjunction with acquisitions.

(B)       Includes actual write-offs of sales returns, price protection, uncollectible accounts receivable, net of recoveries and foreign currency translation and other adjustments, and deferred taxes.

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

3.6

Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision Inc. dated as of December 29, 2003 (incorporated by reference to Exhibit 3.6 of Activision’s Form 10-Q for the quarter ended December 31, 2003).

3.7

Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision, Inc., dated as of April 4, 2005 (incorporated by reference to Exhibit 3.1 of Activision’s Form 8-K, filed April 5, 2004).

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

10.14	Stock option agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.15	Employment agreement dated August 20, 2004 between Activision and William J. Chardavoyne (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2004).

10.16	Employment agreement dated November 20, 2002 between Activision and George Rose (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

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

10.34	Amendment I dated February 27, 2003 to employment agreement dated July 22, 2002, between Activision and Ron Doornink.

10.35	Form of Stock Option Certificate under the 1998 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.36	Form of Stock Option Certificate under the 1999 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.37	Form of Stock Option Agreement under the 2001 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.38	Form of Stock Option Agreement under the 2002 Executive Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.39	Form of Stock Option Agreement under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.40	Form of Stock Option Agreement (Executive) under the 2003 Incentive Plan of Activision, Inc.

10.41	Form of Stock Option Agreement (Non-Executive) under the 2003 Incentive Plan of Activision, Inc.

10.42	Confidential License Agreement for the Nintendo DS (Western Hemisphere), dated as of November 1, 2004, between Nintendo Co., Ltd. and Activision, Inc. *

10.43	First Amendment to the Confidential License Agreement for Game Boy Advance (Western Hemisphere) dated as of May 10, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc.

10.44	First Renewal License Agreement for the Game Boy Advance Video Game System (EEA, Australia, and New Zealand) dated September 14, 2004, between Nintendo Co., LTD. and Activision, Inc. *

10.45	First Amendment to the Confidential License Agreement for Nintendo GameCube (Western Hemisphere) dated November 9, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc.

10.46	PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated September 15, 2004, between Sony Computer Entertainment America Inc. and Activision, Inc. *

10.47	Amendment to the Xbox Publisher Licensing Agreement dated as of March 1, 2005, between Microsoft Licensing, GP, and Activision Publishing, Inc.*

10.48

Amendment I dated April 1, 2004 to employment agreement dated March 1, 2002, between Combined Distribution (Holdings) Limited and Richard Andrew Steele (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.49

Amendment I dated April 29, 2004 to employment agreement dated April 1, 2002 between Activision and Michael Rowe (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.50

Amendment II dated June 1, 2004 to employment agreement dated July 22, 2002, between Activision and Ron Doornink (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.51	Amendment I dated March 30, 2005 to employment agreement dated November 20, 2002 between Activision and George Rose.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Activision’s Form 10-K for the year ended March 31, 2004).

21.1	Principal subsidiaries of Activision.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald Doornink pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of William J. Chardavoyne pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald Doornink pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of William J. Chardavoyne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions omitted pursuant to a request for confidential treatment.