Form 10-Q
period 2005-06-30
ACTIVISION INC /NY
filed 2005-08-04
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares of the registrant’s Common Stock outstanding as of July 29, 2005 was 203,622,364.

ACTIVISION, INC. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and March 31, 2005

Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended June 30, 2005 and 2004 (Unaudited)

Consolidated Statement of Changes in Shareholders’ Equity for the three months ended June 30, 2005 (Unaudited)

Notes to Consolidated Financial Statements for the three months ended June 30, 2005 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS

Part I.  Financial Information.

Item 1.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$242,341	$313,608
Short-term investments	543,558	527,256
Accounts receivable, net of allowances of $76,842 and $69,191 at June 30, 2005 and March 31, 2005, respectively	94,804	109,144
Inventories	45,136	48,018
Software development	97,825	73,096
Intellectual property licenses	14,336	21,572
Deferred income taxes	8,568	6,760
Other current assets	23,237	23,010

Total current assets	1,069,805	1,122,464

Software development	9,764	18,518
Intellectual property licenses	20,605	14,154
Property and equipment, net	31,911	30,490
Deferred income taxes	35,536	28,041
Other assets	1,299	1,635
Goodwill	98,527	91,661

Total assets	$1,267,447	$1,306,963

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$65,447	$108,984
Accrued expenses	88,558	98,067

Total current liabilities	154,005	207,051

Other liabilities	93	—

Total liabilities	154,098	207,051

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at June 30, 2005 and March 31, 2005	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at June 30, 2005 and March 31, 2005	—	—
Common stock, $.000001 par value, 450,000,000 and 225,000,000 shares authorized, 203,042,745 and 201,030,623 shares issued and outstanding at June 30, 2005 and March 31, 2005, respectively	—	—
Additional paid-in capital	764,560	741,680
Retained earnings	343,029	346,614
Accumulated other comprehensive income	7,743	11,618
Unearned compensation	(1,983)	—

Total shareholders’ equity	1,113,349	1,099,912

Total liabilities and shareholders’ equity	$1,267,447	$1,306,963

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,
	2005	2004

Net revenues	$241,093	$211,276

Costs and expenses:
Cost of sales – product costs	136,754	89,088
Cost of sales – software royalties and amortization	14,576	12,283
Cost of sales – intellectual property licenses	20,940	17,648
Product development	17,802	21,105
Sales and marketing	46,318	41,734
General and administrative	18,151	13,685

Total costs and expenses	254,541	195,543

Operating income (loss)	(13,448)	15,733

Investment income, net	7,348	2,112

Income (loss) before income tax provision (benefit)	(6,100)	17,845

Income tax provision (benefit)	(2,515)	5,888

Net income (loss)	$(3,585)	$11,957

Basic earnings (loss) per share	$(0.02)	$0.07

Weighted average common shares outstanding	201,856	183,686

Diluted earnings (loss) per share	$(0.02)	$0.06

Weighted average common shares outstanding assuming dilution	201,856	204,539

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,585)	$11,957
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(9,304)	5,028
Realized gain on sale of short term investments	(1,343)	—
Depreciation and amortization	3,161	2,579
Amortization of capitalized software development costs and intellectual property licenses	21,815	31,750
Amortization of stock compensation expenses	17	—
Tax benefit of stock options	6,769	3,597
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	14,383	(60,471)
Inventories	2,882	(13,208)
Software development and intellectual property licenses	(37,005)	(26,694)
Other assets	943	(2,687)
Accounts payable	(43,532)	2,684
Accrued expenses and other liabilities	(9,676)	(6,671)

Net cash used in operating activities	(54,475)	(52,136)

Cash flows from investing activities:
Capital expenditures	(5,231)	(1,881)
Cash payments to effect business combinations, net of cash acquired	(6,925)	—
Increase in restricted cash	(7,500)	—
Purchases of short-term investments	(73,756)	(186,167)
Proceeds from sales and maturities of short-term investments	66,892	211,657

Net cash provided by (used in) investing activities	(26,520)	23,609

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	13,169	8,034

Net cash provided by financing activities	13,169	8,034

Effect of exchange rate changes on cash	(3,441)	(1,303)

Net decrease in cash and cash equivalents	(71,267)	(21,796)

Cash and cash equivalents at beginning of period	313,608	165,120

Cash and cash equivalents at end of period	$242,341	$143,324

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2005
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Shareholders’ Equity
	Shares	Amounts

Balance, March 31, 2005	201,031	$—	$741,680	$346,614	$11,618	$—	$1,099,912
Components of comprehensive income:
Net loss	—	—	—	(3,585)	—	—	(3,585)
Unrealized appreciation on short-term investments	—	—	—	—	595	—	595
Foreign currency translation adjustment	—	—	—	—	(4,470)	—	(4,470)
Total comprehensive loss							(7,460)
Issuance of common stock pursuant to employee stock option and stock purchase plans	1,952	—	13,169	—	—	—	13,169
Tax benefit attributable to employee stock options	—	—	6,769	—	—	—	6,769
Issuance of stock to effect business combination	60	—	942	—	—	—	942
Restricted stock grant	—	—	2,000	—	—	(2,000)	—
Amortization of unearned compensation	—	—	—	—	—	17	17

Balance, June 30, 2005	203,043	$—	$764,560	$343,029	$7,743	$(1,983)	$1,113,349

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2005

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries (“Activision” or “we”).  The information furnished is unaudited and consists of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented.  The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the Securities and Exchange Commission (“SEC”).

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123 “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date.  Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price.  At June 30, 2005, we had several stock-based employee compensation plans, which are described more fully in Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2005 filed with the SEC. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended June 30,
	2005	2004
Net income (loss), as reported	$(3,585)	$11,957
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,971)	(4,866)

Pro forma net income (loss)	$(6,556)	$7,091

Earnings (loss) per share

Basic - as reported	$(0.02)	$0.07
Basic - pro forma	$(0.03)	$0.04

Diluted - as reported	$(0.02)	$0.06
Diluted - pro forma	$(0.03)	$0.03

Prior to April 1, 2005, the fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. As of April 1, 2005, we switched to a Binomial-Lattice model to estimate the fair value of options granted after that date.  Both models require the input of highly subjective assumptions, including the expected stock price volatility.  We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating expected stock price volatility.  For options granted during the three months ended June 30, 2005 and 2004, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility of 46% and 48%, respectively.  For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.

Restricted Stock

In June 2005, we issued the rights to 116,822 shares of restricted stock to an employee.  These shares vest over a five-year period and remain subject to forfeiture if vesting conditions are not met.  In accordance with APB Opinion No. 25, we recognize unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant.  The fair value of these shares when issued was approximately $17.12 per share and resulted in an increase in “Additional paid-in capital” and “Unearned compensation” on the accompanying balance sheet of $2.0 million.  Over the vesting period, we reduce unearned compensation and recognize compensation expense.  For the first quarter of fiscal 2006, we recorded expense related to these shares of approximately $17,000 in “General and administrative” on the accompanying statements of operations.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform with the current year’s presentation.

We have reclassified certain auction rate securities from cash and cash equivalents to short-term investments.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying security in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28 or 35 days.  Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.  We had historically classified these instruments as cash and cash equivalents if the reset period between interest rate resets was 90 days or less, which was based on our ability to liquidate our holdings or roll our investment over to the next reset period.  Our re-evaluation of the maturity dates and other provisions associated with the underlying bonds resulted in a reclassification from cash and cash equivalents to short-term investments of approximately $196.4 million on the June 30, 2004 balance sheet.  As a result of this balance sheet reclassification, certain amounts were reclassified in the accompanying consolidated statement of cash flows for the quarter ended June 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operating or from financing activities in the previously reported consolidated statements of cash flows or the previously reported consolidated statements of operations.  For the quarter ended June 30, 2004, as a result of these revisions in classification, net cash provided by investing activities related to these current investments increased $105.0 million.

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

3.              Acquisitions

During the quarter ended June 30, 2005, we completed the acquisitions of two privately held interactive software development companies.  We accounted for these acquisitions in accordance with SFAS No. 141, “Business Combinations.”  SFAS No. 141 addresses financial accounting and reporting for business combinations, requiring that the purchase method be used to account and report for all business combinations.  These acquisitions have further enabled us to implement our multi-platform development strategy by bolstering our internal product development capabilities for console systems and personal computers and strengthening our position in the first-person action, action and action sports game categories.  A significant portion of the purchase price for these acquisitions was assigned to goodwill as the primary asset we acquired in each of the transactions was an assembled workforce with proven technical and design talent with a history of high quality product creation.  Pro forma consolidated statements of operations for these acquisitions are not shown, as they would not differ materially from reported results.  During the quarter ended June 30, 2004, we did not complete any acquisitions.

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

Restricted Cash – Compensating Balances

As of June 30, 2005, we maintained a $7.5 million irrevocable standby letter of credit.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.   At June 30, 2005, the $7.5 million deposit is included in short-term investments as restricted cash.

The following table summarizes our investments in securities as of June 30, 2005 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$122,974	$—	$—	$122,974
Commercial paper	2,493	—	(1)	2,492
U.S. agency issues	4,983	—	(1)	4,982
Money market funds	111,893	—	—	111,893

Cash and cash equivalents	242,343	—	(2)	242,341

Short-term investments:
Commercial paper	9,290	—	(3)	9,287
Restricted cash	7,500	—	—	7,500
Corporate bonds	169,348	12	(1,144)	168,216
U.S. agency issues	276,784	41	(1,027)	275,798
Mortgage-backed securities	75,161	—	(498)	74,663
Asset-backed securities	7,251	—	(7)	7,244
Common stock	31	3	—	34
Municipal bonds	816	—	—	816

Short-term investments	546,181	56	(2,679)	543,558

Cash, cash equivalents, restricted cash and short-term investments	$788,524	$56	$(2,681)	$785,899

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with maturities in excess of 90 days.  At the end of the reset period, investors can sell or continue to hold the securities at par.  These securities are classified in the table below based on their legal stated maturity dates.

The following table summarizes the maturities of our investments in debt securities as of June 30, 2005 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$151,377	$150,658
Due after one year through two years	192,682	191,470
Due after two years through three years	99,586	99,495
Due in three years or more	95,230	94,631

	538,875	536,254
Asset-backed securities	7,251	7,244

Total	$546,126	$543,498

For the three months ended June 30, 2005, there were $1.3 million of gross realized gains and no gross realized losses.   For the three months ended June 30, 2004, there were no gross realized gains and no gross realized losses.

 In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the fair value of investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized was $478.4 million at June 30, 2005 with related gross unrealized losses of $2.7 million.  At June 30, 2005, the gross unrealized losses were comprised mostly of unrealized losses on corporate bonds, U.S. agency issues, and mortgage-backed securities with $0.4 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater.

Our investment portfolio consists of government and corporate securities with effective maturities less than 30 months.  The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds.  Investments are reviewed periodically to identify possible impairment.  When evaluating the investments, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment.  We expect to realize the full value of all of these investments upon maturity or sale.

5.              Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Our inventories consist of the following (amounts in thousands):

	June 30, 2005	March 31, 2005
Finished goods	$41,419	$45,926
Purchased parts and components	3,717	2,092

	$45,136	$48,018

6.              Goodwill

The changes in the carrying amount of goodwill for the three months ended June 30, 2005 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2005	$85,899	$5,762	$91,661
Goodwill acquired during the period	6,260	—	6,260
Issuance of contingent consideration	942	—	942
Adjustment-prior period purchase allocation	(155)	—	(155)
Effect of foreign currency exchange rates	52	(233)	(181)

Balance as of June 30, 2005	$92,998	$5,529	$98,527

7.              Income Taxes

The income tax benefit of $2.5 million for the three months ended June 30, 2005 reflects our effective income tax rate for the quarter of 41.2% which differs from our anticipated effective tax rate for the year of 34.5% due to a one-time international tax benefit for the release of certain tax reserves due to the expiration of a tax statute of limitations.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.  The income tax provision of $5.9 million for the three months ended June 30, 2004 reflects our effective income tax rate of approximately 33%.  The significant items that generated variances between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.

8.              Software Development Costs and Intellectual Property Licenses

As of June 30, 2005, capitalized software development costs included $84.0 million of internally developed software costs and $23.6 million of payments made to third-party software developers.  As of March 31, 2005, capitalized software development costs included $61.3 million of internally developed software costs and $30.3 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $34.9 million and $35.7 million as of June 30, 2005 and March 31, 2005, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses were $21.8 million and $31.8 million for the three months ended June 30, 2005 and 2004, respectively.

9.              Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended June 30, 2005 and 2004 were as follows (amounts in thousands):

	Three months ended June 30,
	2005	2004

Net income (loss)	$(3,585)	$11,957

Other comprehensive income (loss)
Foreign currency translation adjustment	(4,470)	(1,360)

Unrealized appreciation (depreciation) on short-term investments	595	(1,217)

Other comprehensive income (loss)	(3,875)	(2,577)

Comprehensive income (loss)	$(7,460)	$9,380

Accumulated Other Comprehensive Income (Loss)

For the three months ended June 30, 2005, the components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2005	$14,838	$(3,220)	$11,618
Other comprehensive income (loss)	(4,470)	595	(3,875)

Balance, June 30, 2005	$10,368	$(2,625)	$7,743

The income taxes related comprehensive income were not significant as income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

10.       Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended June 30,
	2005	2004
Interest income	$6,067	$2,200
Interest expense	(62)	(88)
Net realized gain on investments	1,343	—

Investment income, net	$7,348	$2,112

11.       Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Three months ended June 30,
	2005	2004
Non-cash investing and financing activities:
Change in unrealized appreciation (depreciation) on short-term investments	$595	$(1,217)
Subsidiaries acquired with common stock	942	—
Adjustment-prior period purchase allocation	155	—

Supplemental cash flow information:
Cash paid for income taxes	$382	$2,621
Cash received for interest, net	4,877	2,015

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

The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2005.  Revenue derived from sales between segments is eliminated in consolidation.

Information on the reportable segments for the three months ended June 30, 2005 and 2004 is as follows (amounts in thousands):

	Three months ended June 30, 2005
	Publishing	Distribution	Total

Total segment revenues	$193,551	$47,542	$241,093
Revenues from sales between segments	(22,451)	22,451	—

Revenues from external customers	$171,100	$69,993	$241,093

Operating income (loss)	$(13,909)	$461	$(13,448)

Total assets	$1,164,521	$102,926	$1,267,447

	Three months ended June 30, 2004
	Publishing	Distribution	Total

Total segment revenues	$161,652	$49,624	$211,276
Revenues from sales between segments	(8,324)	8,324	—

Revenues from external customers	$153,328	$57,948	$211,276

Operating income (loss)	$15,894	$(161)	$15,733

Total assets	$880,041	$105,800	$985,841

Geographic information for the three months ended June 30, 2005 and 2004 is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended June 30,
	2005	2004

North America	$112,320	$125,191
Europe	119,981	78,101
Other	8,792	7,984

Total	$241,093	$211,276

Revenues by platform were as follows (amounts in thousands):

	Three months ended June 30,
	2005	2004

Console	$180,450	$158,321
Hand-held	29,239	22,085
PC	31,404	30,870

Total	$241,093	$211,276

As of and for the three months ended June 30, 2005, we had one customer that accounted for 19% of consolidated net revenues and 32% of consolidated accounts receivable, net.  As of and for the three months ended June 30, 2004 we had one customer that accounted for 26% of consolidated net revenues and 33% of consolidated accounts receivable, net.  This customer was the same customer in both periods and was a customer of both our publishing and distribution businesses.

13.  Computation of Earnings (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended June 30,
	2005	2004

Numerator:
Numerator for basic and diluted earnings per share - income available to common shareholders	$(3,585)	$11,957

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	201,856	183,686

Effect of dilutive securities:
Employee stock options and stock purchase plan	—	19,915
Warrants to purchase common stock	—	938

Potential dilutive common shares	—	20,853

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	201,856	204,539

Basic earnings (loss) per share	$(0.02)	$0.07

Diluted earnings (loss) per share	$(0.02)	$0.06

Options to purchase 16,234,195 shares of common stock at exercise prices ranging from $1.33 to $17.85 and options to purchase 84,933 shares of common stock at exercise prices ranging from $11.65 to $12.50 were outstanding for the three months ended June 30, 2005 and 2004, respectively, but were not included in the calculation of diluted earnings (loss) per share because their effect would be antidilutive.

14.  Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.0 million ($14.4 million), including issuing letters of credit, on a revolving basis as of June 30, 2005.  Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary as of June 30, 2005.  The UK Facility bore interest at LIBOR plus 2.0% as of June 30, 2005, is collateralized by substantially all of the assets of the subsidiary and expires in January 2006.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of June 30, 2005, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of June 30, 2005.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of June 30, 2005, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of June 30, 2005.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Additionally, we lease certain of our facilities under non-cancelable operating lease agreements.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of June 30, 2005, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility	Developer
	Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2006	$8,466	$29,674	$10,780	$48,920
2007	11,190	8,875	3,535	23,600
2008	7,775	6,275	8,375	22,425
2009	6,622	2,900	—	9,522
2010	5,820	—	—	5,820
Thereafter	23,957	—	—	23,957

Total	$63,830	$47,724	$22,690	$134,244

Compensation Guarantee

In June 2005, we entered into an employment agreement with the President and Chief Executive Officer of Activision Publishing containing a guarantee related to total compensation.  The agreement guarantees that in the event that on May 15, 2010 total compensation has not exceeded $20.0 million, we will make a payment for the amount of the shortfall.  The $20.0 million guarantee will be recognized as compensation expense evenly over the term of the employment agreement comprising of salary payments, bonus payments, restricted stock expense, stock option expense and an accrual for any anticipated remaining portion of the guarantee.  The remaining portion of the guarantee is accrued over the term of the agreement in “Other liabilities” and will remain accrued until the end of the employment agreement at which point it will be used to make a payment for any shortfall or reclassified into shareholders’ equity.

Legal and Regulatory Proceedings

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors.  The complaint, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that our revenues and assets were overstated during the period between February 1, 2001 and December 17, 2002, was filed in the United States District Court, Central District of California by the Construction Industry and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  Five additional purported class actions were subsequently filed by Gianni Angeloni, Christopher Hinton, Stephen Anish, the Alaska Electrical Pension Fund and Joseph A. Romans asserting the same claims.  Consistent with the Private Securities Litigation Reform Act (“PSLRA”), the court appointed lead plaintiffs consolidating the six putative securities class actions into a single case.  In an Order dated May 16, 2005, the court dismissed the consolidated complaint because the plaintiffs failed to satisfy the heightened pleading standards of the PSLRA.  The court did, however, give the lead plaintiffs leave to file an amended consolidated complaint within 30 days of the order.  Rather than file a new complaint, the Plaintiff agreed to dismiss the entire case with prejudice.  The Order dismissing the action with prejudice was entered on June 17, 2005.

In addition, on March 12, 2004, a shareholder derivative lawsuit captioned Frank Capovilla, Derivatively on Behalf of Activision, Inc. v. Robert Kotick, et al. was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  That complaint was filed in California Superior Court for the County of Los Angeles. Also, on March 22, 2005, a new derivative lawsuit captioned Ramalingham Balamohan, Derivatively on Behalf of Nominal Defendant Activision, Inc. v. Robert Kotick, et al. was filed in the Federal Court in Los Angeles.  This complaint makes the same allegations as the previous complaints, but it names all the current directors as defendants.  In the California state derivative case, in light of the ruling dismissing the complaint in the federal class action, plaintiff’s counsel has requested additional time to consider whether to dismiss the case or file an amended complaint that attempts to distinguish this derivative action from the now dismissed federal class action. Currently, all proceedings in the California state derivative case are stayed pending plaintiff’s decision. In the federal derivative case, plaintiff voluntarily filed a notice of dismissal of the action, without prejudice, pending resolution of the federal class action and an order dismissing this action was entered on June 3, 2005. Given the result in the federal class action, we do not anticipate that plaintiff’s counsel will attempt to file a new complaint in the federal derivative case.

On July 11, 2003, we were informed by the staff of the Securities and Exchange Commission that the Securities and Exchange Commission has commenced a non-public formal investigation captioned “In the Matter of Certain Video Game Manufacturers and Distributors.” The investigation appeared to be focused on certain accounting practices common to the interactive entertainment industry, with specific emphasis on revenue recognition.  In connection with this inquiry, the Securities and Exchange Commission submitted to us a request for information.  We responded to this inquiry on September 2, 2003.  The Securities and Exchange Commission staff also informed us that other companies in the video game industry received similar requests for information. The Securities and Exchange Commission advised us that this request for information should not be construed as an indication from the Securities and Exchange Commission or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security. We cooperated fully with the Securities and Exchange Commission in the conduct of this inquiry.  In July 2005, Activision was advised by the staff of the Securities and Exchange Commission that Activision is no longer the subject of this investigation and the matter is closed with regard to Activision.

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

15.  Capital Transactions

During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock of which we had approximately $226.2 million available for utilization at June 30, 2005. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured option transactions, and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

During the three months ended June 30, 2005 and June 30, 2004, we did not repurchase any of our common stock or enter into any structured stock repurchase transactions.  As of June 30, 2005 and 2004, we had no outstanding structured stock repurchase transactions.

16.  Recently Issued Accounting Standards and Laws

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

SFAS No. 123R must be adopted by us no later than April 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt SFAS No. 123R on April 1, 2006.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory should be excluded from the cost of inventory and expensed when incurred.  The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005.  We expect the adoption of SFAS No. 151 will not have a material impact on our financial position or results of operations.

On December 15, 2004 the FASB issued Statement No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets — an Amendment of Accounting Principles Board Opinion No. 29.  This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We expect the adoption of SFAS No. 153 will not have a material impact on our financial position or results of operations.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes.  For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities.  The manufacturing deduction provided by the Act replaces the extraterritorial income (“ETI”) deduction currently in place.  We currently derive benefits from the ETI exclusion which was repealed by the Act.  Our exclusion for fiscal 2006 and 2007 will be limited to 75% and 45% of the otherwise allowable exclusion and no exclusion will be available in fiscal 2008 and thereafter.  The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers.  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB determined that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes.  The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability.  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  We are evaluating the Act at this time and have not yet determined whether we will avail ourselves of the opportunity of the one-time tax benefit for the repatriation of foreign earnings.  We plan to complete our assessment before the end of fiscal 2006 and are not currently in a position to estimate a range of possible repatriation amounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our product portfolio includes such best-selling franchises as Spider-Man, Tony Hawk, Call of Duty, True Crime, X-Men and Shrek.

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

Our fiscal 2006 “big propositions” include well-established brands, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases.  We have a long-term relationship with Marvel Enterprises through an exclusive licensing agreement.  This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man, X-Men, Fantastic 4 and Iron Man.  Through our long-term relationship with Marvel Enterprises, our fiscal 2006 releases include titles based on Marvel’s Spider-Man, Fantastic 4 and X-Men.  In the first quarter of fiscal 2006 we released the video game, Fantastic 4, just prior to the theatrical release of “Fantastic 4.”  We will also be developing and publishing video games based on New Line Cinema’s future feature film “Iron Man.”  In addition, through our licensing agreement with Spider-Man Merchandising, LLP, we will be developing and publishing video games based on Columbia Pictures/Marvel Enterprises, Inc.’s upcoming feature film “Spider-Man 3,” which is expected to be released in May 2007.   We also have an exclusive licensing agreement with professional skateboarder Tony Hawk.  The agreement grants us exclusive rights to develop and publish video games using Tony Hawk’s name and likeness.  Through the first quarter of fiscal 2006, we have released six successful titles in the Tony Hawk franchise with cumulative net revenues of $960.8 million, including the most recent, THUG 2, which was released in the third quarter of fiscal 2005.  We will continue to promote our skateboarding franchise with the release in fiscal 2006 of Tony Hawk’s American Wasteland.

We also continue to develop a number of original intellectual properties which are developed and owned by Activision.  For example, in the third quarter of fiscal 2005 we released Call of Duty: Finest Hour, on multiple console platforms.  This title was ranked by NPD Funworld (“NPD”) as one of the top-five best selling games in December 2004 and was the third game based upon this original property following the Call of Duty and Call of Duty: United Offensive titles for the PC.  The title True Crime: Streets of L.A., released in the third quarter of fiscal 2004, is another title based upon original intellectual property.  We expect to develop a variety of games on multiple platforms based on these two original properties including the upcoming fiscal 2006 releases of Call of Duty 2, Call of Duty 2: Big Red One, and True Crime: New York City.  We also expect to establish our fiscal 2006 release, GUN, as a source of recurring revenues.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises.  For example, we have a multi-year, multi-property, publishing agreement with DreamWorks LLC that grants us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, as well as upcoming computer-animated films “Over the Hedge,” and all of their respective sequels, including “Shrek 3.”   Additionally we have a strategic alliance with Harrah’s Entertainment, Inc. that grants us the exclusive, worldwide interactive rights to develop and publish “World Series of Poker” video games based on the widely popular World Series of Poker Tournament.

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

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to Consolidated Financial Statements included in Item 1.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.  Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs and competing titles.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Based upon historical experience we believe our estimates are reasonable.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.

Similarly, management must make estimates of the uncollectibility of our accounts receivable.  In estimating the allowance for doubtful accounts, we analyze the age of current outstanding account balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customers’ payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance.  Any significant changes in any of these criteria would affect management’s estimates in establishing our allowance for doubtful accounts.

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

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income (loss) by business segment (amounts in thousands):

	Three months ended June 30,
	2005		2004

Net revenues	$241,093	100%	$211,276	100%

Costs and expenses:
Cost of sales – product costs	136,754	57	89,088	42
Cost of sales – software royalties and amortization	14,576	6	12,283	6
Cost of sales – intellectual property licenses	20,940	9	17,648	8
Product development	17,802	7	21,105	10
Sales and marketing	46,318	19	41,734	20
General and administrative	18,151	8	13,685	7

Total costs and expenses	254,541	106	195,543	93

Operating income (loss)	(13,448)	(6)	15,733	7

Investment income, net	7,348	3	2,112	1

Income (loss) before income tax provision (benefit)	(6,100)	(3)	17,845	8

Income tax provision (benefit)	(2,515)	(1)	5,888	2

Net income (loss)	$(3,585)	(2)%	$11,957	6%

Net Revenues by Territory:
North America	$112,320	46%	$125,191	59%
Europe	119,981	50	78,101	37
Other	8,792	4	7,984	4

Total net revenues	$241,093	100%	$211,276	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$142,362	59%	$119,127	56%
Hand-held	25,331	10	18,430	9
PC	25,858	11	24,095	12

Total publishing net revenues	193,551	80	161,652	77

Distribution:
Console	38,088	16	39,194	18
Hand-held	3,908	2	3,655	2
PC	5,546	2	6,775	3
Total distribution net revenues	47,542	20	49,624	23

Total net revenues	$241,093	100%	$211,276	100%

Operating Income (Loss) by Segment:
Publishing	$(13,909)	(6)%	$15,894	7%
Distribution	461	—	(161)	—

Total operating income (loss)	$(13,448)	(6)%	$15,733	7%

Results of Operations – Three Months Ended June 30, 2005 and 2004

Net loss for the three months ended June 30, 2005 was $3.6 million or loss per share of $0.02, as compared to net income of $12.0 million or $0.06 per diluted share for the three months ended June 30, 2004.

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

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Increase/	Percent
	2005	2004	(Decrease)	Change
Publishing Net Revenues
North America	$112,320	$125,191	$(12,871)	(10)%
Europe	72,439	28,477	43,962	154%
Other	8,792	7,984	808	10%
Total International	81,231	36,461	44,770	123%
Total Publishing Net Revenues	193,551	161,652	31,899	20%
Distribution Net Revenues	47,542	49,624	(2,082)	(4)%
Consolidated Net Revenues	$241,093	$211,276	$29,817	14%

Consolidated net revenues increased 14% from $211.3 million for the three months ended June 30, 2004 to $241.1 million for the three months ended June 30, 2005.  This increase was generated by our publishing business.  Our performance was driven by the following:

•                  In Europe, our affiliate business exceeded the prior year results due to the launch of LucasArts’ Star Wars: Episode III Revenge of the Sith.  Other drivers of net revenue related to strong performance of our fiscal 2006 first quarter releases of Madagascar, Doom 3 for the Xbox, Doom 3: Resurrection of Evil for the PC, and the North American release of Fantastic Four.  According to NPD, Doom 3 collector’s edition was the #1 best-selling video game in the U.S. on the Xbox platform for the month of April.  Additionally, Madagascar was the #1 best-selling children’s title and the #2 selling game across all platforms for the month of June.  This compares to only two releases in the first quarter of fiscal 2005: Spider-Man 2 and Shrek 2 for PS2, Xbox, GameCube, GBA and PC.  The increase in revenues was partially offset by decreased pricing per unit driven by a lower initial pricing for Madagascar versus Shrek 2 in the prior year and price reductions on catalog titles.

•                  International net revenues benefited from the year-over-year strengthening of the Euro (“EUR”), Great Britain Pound (“GBP”) and Australian Dollar (“AUD”) in relation to the U.S. Dollar.  We estimate that foreign exchange rates increased reported net revenue by approximately $4.7 million.   Excluding the impact of changing foreign currency rates, our international net revenue increased 110% year-over-year.

North America Publishing Net Revenue (in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$112,320	46%	$125,191	59%	$(12,871)	(10)%

Domestic publishing net revenues decreased 10% from $125.2 million for the three months ended June 30, 2004, to $112.3 million for the three months ended June 30, 2005.  Despite strong North American sales of our fiscal 2006 first quarter releases of Doom 3 for the Xbox, Doom 3: Resurrection of Evil for the PC, Madagascar and Fantastic Four, the decrease reflects a $10 lower wholesale pricing difference on Madagascar as well as price reductions on catalog titles.  This compares with strong North American sales of Spider-Man 2 and Shrek 2 for the PS2, Xbox, Gamecube, GBA and PC in the first quarter of fiscal 2005.

International Publishing Net Revenue (in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$81,231	34%	$36,461	17%	$44,770	123%

International publishing net revenues increased by 123% from $36.5 million for the three months ended June 30, 2004, to $81.2 million for the three months ended June 30, 2005.  The increase in international publishing revenues was driven largely by the release of LucasArts’ Star Wars: Episode III Revenge of the Sith, which we shipped exclusively in Europe.  This compares to our fiscal 2005 first quarter releases of Shrek 2 and, on a limited territorial release schedule, Spider-Man 2 for PS2, Xbox, GameCube, GBA and PC.  There also was a positive strengthening of the EUR, GBP and AUD in relation to the U.S. dollar of approximately $3.2 million.  Excluding the impact of changing foreign currency rates, our international publishing net revenue increased 114% year-over-year.

Publishing Net Revenue by Platform (in thousands)

	Three Months Ended	% of	Three Months Ended	% of
	June 30,	Publishing	June 30,	Publishing	Increase/	Percent
	2005	Net Revs.	2004	Net Revs.	(Decrease)	Change
Publishing Net Revenues

PC	$25,858	14%	$24,095	15%	$1,763	7%

Console
PlayStation 2	65,484	34%	68,704	42%	(3,220)	(5)%
Microsoft Xbox	66,607	34%	25,836	16%	40,771	158%
Nintendo GameCube	10,141	5%	23,752	15%	(13,611)	(57)%
Other	130	—%	835	1%	(705)	(84)%

Total Console	142,362	73%	119,127	74%	23,235	20%

Hand-held	25,331	13%	18,430	11%	6,901	37%

Total Publishing Net Revenues	$193,551	100%	$161,652	100%	$31,899	20%

Publishing net revenues increased 20% from $161.7 million for the three months ended June 30, 2004 to $193.6 million for the three months ended June 30, 2005.

Personal Computer Net Revenue (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$25,858	14%	$24,095	15%	$1,763	7%

Net revenue from sales of titles for the PC increased 7% from $24.1 million for the three months ended June 30, 2004 to $25.9 million for the three months ended June 30, 2005.  PC revenues were driven by the releases of Madagascar, Fantastic Four, Doom 3: Resurrection of Evil and continued catalog sales of Rome: Total War and Call of Duty.  Net revenues from sales of titles for the PC for the first quarter of fiscal 2005 were driven mainly by Shrek 2, Spider-Man 2 and catalog sales of Call of Duty.  In addition, the number of premium PC titles released in the first quarter of fiscal 2005 increased to three titles from one PC title released in the first quarter of fiscal 2004.  We expect fiscal 2006 PC net revenues as a percentage of total publishing revenues to decrease from the prior fiscal year as there were three strong performing PC exclusive releases in the prior fiscal year, Call of Duty: United Offensive, Doom 3 and Rome: Total War.

PlayStation 2 Net Revenue (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$65,484	34%	$68,704	42%	$(3,220)	(5)%

Net revenue from sales of titles for the PS2 decreased 5% from $68.7 million for the three months ended June 30, 2004 to $65.5 million for the three months ended June 30, 2005.  In the first quarter of fiscal 2006, PS2 releases consisted of Madagascar worldwide, Fantastic Four in North America and LucasArts’ Star Wars: Episode III Revenge of the Sith in European territories.   This compares to the releases of Shrek 2 and Spider-Man 2 in the first quarter of fiscal 2005.  Though the number of titles released increased quarter over quarter, the decrease in net revenues for titles for the PS2 was largely due to a $10 wholesale pricing difference on Madagascar compared to Shrek 2, our children’s title releases for the three months ended June 30, 2005 and 2004, respectively.  We expect our fiscal 2006 revenues from the sales of titles for the PS2 to increase over the previous fiscal year due to a stronger anticipated slate of second and third quarter titles including GUN, Ultimate Spider-Man, True Crime New York City, Call of Duty 2: Big Red One, X-Men Legends 2, Shrek Super-Slam and Tony Hawk’s American Wasteland.

Microsoft Xbox Net Revenue (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$66,607	34%	$25,836	16%	$40,771	158%

Net revenue from sales of titles for the Xbox increased 158% from $25.8 million for the three months ended June 30, 2004 to $66.6 million for the three months ended June 30, 2005.  The increase was driven mostly by the Xbox exclusive release of Doom 3 with additional revenues coming from the releases of Madagascar, Fantastic Four in North America and LucasArts’ Star Wars: Episode III Revenge of the Sith in our European territories.  The increase in net revenues was partially offset by lower initial pricing on Madagascar.  This compares to only two title releases for the Xbox, Spider-Man 2 and Shrek 2, in the first three months of fiscal 2005 which, although reflecting solid sales both in the domestic and international markets, did not perform as well on the Xbox as they did on other platforms as these titles were not as focused toward the demographic of the Xbox audience.  We expect our fiscal 2006 revenues from the sales of titles for the Xbox to increase over the previous fiscal year due to a stronger anticipated slate of second and third quarter titles including GUN, Ultimate Spider-Man, True Crime New York City, Call of Duty 2: Big Red One, X-Men Legends 2, Shrek Super-Slam and Tony Hawk’s American Wasteland.

Nintendo GameCube Net Revenue (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$10,141	5%	$23,752	15%	$(13,611)	(57)%

Net revenue from sales of titles for the GameCube decreased 57% from $23.8 million for the three months ended June 30, 2004 to $10.1 million for the three months ended June 30, 2005.  Though the number of GameCube titles released in the first quarter of fiscal 2006 remained consistent with the first quarter of fiscal 2005, net revenues were impacted by lower initial pricing on Madagascar.   In addition, our first quarter fiscal 2005 releases of Spider-Man 2 and Shrek 2 performed particularly well on this platform as both of these titles were more focused toward the demographic of the GameCube audience.  We expect fiscal 2006 net revenues from the sales of titles for the GameCube as a percentage of publishing net revenue to remain relatively consistent with the previous fiscal year.

Hand-held (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$25,331	13%	$18,430	11%	$6,901	37%

Net revenue from sales of titles for the hand-held for the three months ended June 30, 2005 increased 37% from the prior fiscal year, from $18.4 million to $25.3 million.  Although the number of titles released on hand-held platforms remained consistent quarter over quarter at two titles, the increase in net revenues from sales of titles for the hand-held was due mainly to the release of the NDS and PSP leading to sales being made over three hand-held platforms compared to one in the first quarter of fiscal 2005.  With the introduction of both the NDS and PSP hand-held platforms we expect that revenues from hand-helds will continue to increase year over year.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base, introduction of new hardware platforms including the upcoming transition to the next-generation console systems, as well as the timing of key product releases from our product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base.  We expect net revenues from hand-held titles to remain the smallest component of our publishing net revenues.  However, with the recent releases of the NDS and PSP platforms, we expect to see a continued increase in our hand-held business in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits is derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful or “hit” titles.   For example, for the quarter ended June 30, 2005, 35% of our consolidated net revenues and 44% of worldwide publishing net revenues were derived from net revenues from the Doom 3 and

LucasArts’ Star Wars: Episode III Revenge of the Sith titles.  Though many titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles.   We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Three factors that could affect future publishing and distribution net revenue performance are console hardware pricing, software pricing and transitions in console platforms.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Price cuts on Xbox, PS2 and GBA hardware were announced in March, May and September 2004, respectively.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  While we expect console software launch pricing for most genres to hold at $49.99 through the calendar 2005 holidays, we believe we could see additional software price declines thereafter.  Additionally, when new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available.  During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance.

Distribution Net Revenue (in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$47,542	20%	$49,624	23%	$(2,082)	(4)%

Distribution net revenues for the three months ended June 30, 2005 decreased 4% from the prior fiscal year, from $49.6 million to $47.5 million.  The decrease was primarily due to weaker first quarter business related to third party publishers causing a shift in product mix. This decrease was offset by a positive impact of the year-over-year strengthening of the EUR and the GBP in relation to the U.S. dollar.  Excluding the impact of the changing foreign currency rates, our distribution net revenue decreased $3.6 million or 7%.  The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms, our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers and the success of third-party published titles.  We are expecting our fiscal 2006 distribution revenues to decrease slightly when compared with fiscal 2005 due mainly to shifting product mix.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$136,754	57%	$89,088	42%	$47,666	54%

Cost of sales – product costs represented 57% and 42% of consolidated net revenues for the three months ended June 30, 2005 and 2004, respectively.  In absolute dollars, cost of sales – product costs increased due to the mix of affiliate label and mainline business combined with higher sales volume in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.  The primary factors that affected cost of sales – product costs as a percentage of consolidated net revenues were:

•                  Heavy sales volume in our European territories of LucasArts’ Star Wars: Episode III Revenge of the Sith.  LucasArts’ titles are part of our affiliate label program and carry a significantly higher product cost than Activision developed titles.

•                  Reduced pricing on a number of catalog titles as well as a $10 pricing difference on Madagascar compared to Shrek 2.

•                  An increase in price protection reserves related to channel inventory due to reduced pricing for catalog titles.

We expect cost of sales – product costs as a percentage of net revenues to decrease for the remainder of the year as LucasArts’ titles will comprise a lower percentage of our overall revenues.

Cost of Sales – Software Royalties and Amortization (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$14,576	8%	$12,283	8%	$2,293	19%

Cost of sales – software royalties and amortization for the three months ended June 30, 2005 remained consistent as a percentage of publishing net revenues from the three months ended June 30, 2004 at 8%.  Cost of sales – software royalties and amortization for the three months ended June 30, 2005 increased from the prior fiscal year, from $12.3 million to $14.6 million.  The increase in absolute dollars is due to an increase in the number of platforms with associated software royalties and amortization, combined with external royalty payments for the Fantastic Four title.

Cost of Sales – Intellectual Property Licenses (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$20,940	11%	$17,648	11%	$3,292	19%

Cost of sales – intellectual property licenses for the three months ended June 30, 2005 increased from June 30, 2004 by 19% from $17.6 million to $20.9 million.  As a percentage of publishing net revenues, cost of sales – intellectual property licenses remained consistent with the three months ended June 30, 2004 at 11%.  The increase in absolute dollars reflects the release of more titles with associated intellectual property combined with higher royalty rates on certain titles, such as Doom 3.  Titles released with associated intellectual property during the first quarter of fiscal 2006 include Doom 3, Madagascar and Fantastic Four.  This compares to two titles with associated intellectual property in the first quarter of fiscal 2005, Spider-Man 2 and Shrek 2.  We expect cost of sales – intellectual property licenses as a percentage of publishing net revenue to be in line with fiscal 2005.

Product Development (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$17,802	9%	$21,105	13%	$(3,303)	(16)%

Product development expenses for the three months ended June 30, 2005 decreased as a percentage of publishing net revenues as compared to the three months ended June 30, 2004, from 13% to 9%. In absolute dollars, product development expenses for the three months ended June 30, 2005 also decreased compared to the three months ended June 30, 2004, from $21.1 million to $17.8 million.  The decrease in product development as a percentage of publishing net revenues and in absolute dollars resulted from:

•                  Higher internal studio bonuses in the first quarter of fiscal 2005 due to the strong performance of the Shrek 2 and Spider-Man 2 titles.

•                  Game cancellation write-offs of $6.3 million in the first quarter of fiscal 2005 versus no write-offs in the first quarter of fiscal 2006.

Partially offset by:

•                  Increases in expensed outside developer fees due to an increase in the number of platforms that are in development.

Sales and Marketing (in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$46,318	19%	$41,734	20%	$4,584	11%

Sales and marketing expenses of $46.3 million and $41.7 million represented 19% and 20% of consolidated net revenues for the three months ended June 30, 2005 and 2004, respectively.  The increase in absolute dollars was a result of continuing significant investment in marketing programs, including television and in-theatre ad campaigns and in-store promotions, run in support of our fiscal 2006 first quarter title releases, Doom 3, Madagascar and Fantastic Four, the last two being previously unproven properties.  This compares to only two new releases in fiscal 2005, both of which were previously proven properties.  We currently believe that this increased spending will lengthen the product sales life cycle and add to the long term prospects of the respective product lines.  We expect to continue to provide significant marketing support for our future “big proposition” titles in launch and subsequent quarters.  Accordingly, we expect fiscal 2006 sales and marketing costs to increase slightly in relation to fiscal 2005 spending levels.

General and Administrative (in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$18,151	8%	$13,685	7%	$4,466	33%

General and administrative expenses for the three months ended June 30, 2005 increased $4.5 million over the same period last year, from $13.7 million to $18.2 million.  As a percentage of consolidated net revenues, general and administrative expenses also increased from 7% to 8% from June 30, 2004 to June 30, 2005.  The increases were primarily due to an increase in personnel costs related to increased headcount to support expanding operations, annual salary increases and an increase in foreign currency transaction losses incurred by our European publishing business.

Operating Income (Loss) (in thousands)

	Three Months Ended	% of	Three Months Ended	% of
	June 30,	Segment	June 30,	Segment	Increase/	Percent
	2005	Net Revs.	2004	Net Revs.	(Decrease)	Change

Publishing	$(13,909)	(7)%	$15,894	10%	$(29,803)	(188)%
Distribution	461	1%	(161)	—	622	386%
Consolidated	$(13,448)	(6)%	$15,733	7%	$(29,181)	(185)%

Publishing operating income (loss) for the three months ended June 30, 2005 decreased $29.8 million from the same period last year, from $15.9 million to $(13.9 million).  This decrease was primarily due to:

•                  Lower profitability on releases in the first quarter of fiscal 2006 versus the same quarter of the previous fiscal year which experienced much higher sales per platform.

•                  Increases in costs of sales – product costs due to a larger percentage of revenues derived from LucasArts’ titles which have a lower associated margin.

•                  Lower initial pricing of our top selling title this quarter, Madagascar, resulting in lower associated margins.

•                  Lower margins associated with the release of Doom 3 for the Xbox due to higher rate of costs of sales - intellectual property licenses than the titles released in the first quarter of fiscal 2005.

•                  Increased general and administrative costs to support increased headcount and costs of expanding operations.

•                  Increased sales and marketing spending.

Partially offset by:

•                  Strong performance in our European market of our fiscal 2006 first quarter title releases.

Distribution operating income (loss) for the three months ended June 30, 2005 increased slightly over the same period last year, from $(161,000) to $461,000.  This increase is primarily due to a shift in the product mix for our distribution business which provided for a higher margin for the three months ended June 30, 2005 versus the three months ended June 30, 2004.

Investment Income, Net (in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$7,348	3%	$2,112	1%	$5,236	248%

Investment income, net for the three months ended June 30, 2005 was $7.3 million as compared to $2.1 million for the three months ended June 30, 2004.  The increase was due to a realized gain of $1.3 million on the sale of common stock and higher invested balances during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 combined with an increase in yields earned.

Provision (Benefit) for Income Taxes (in thousands)

Three Months Ended June 30,	% of Pretax	Three Months Ended June 30,	% of Pretax	Increase/	Percent
2005	Income	2004	Income	(Decrease)	Change

$(2,515)	41%	$5,888	33%	$(8,403)	(143)%

The income tax benefit of $2.5 million for the three months ended June 30, 2005 reflects our effective income tax rate for the quarter of 41.2% which differs from our expected annual effective tax rate of 34.5% due to a one-time international tax benefit for the release of certain deferred tax liabilities due to the expiration of tax statute of limitations.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by an increase in state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Liquidity and Capital Resources

Sources of Liquidity

(in thousands)

	June 30, 2005	March 31, 2005	Increase/ (Decrease)
Cash and cash equivalents	$242,341	$313,608	$(71,267)
Short-term investments	543,558	527,256	16,302

	$785,899	$840,864	$(54,965)

Percentage of total assets	62%	64%

	For the three months ended June 30, 2005	For the three months ended June 30, 2004	Increase/ (Decrease)
Cash flows used in operating activities	$(54,475)	$(52,136)	$(2,339)
Cash flows provided by (used in) investing activities	(26,520)	23,609	(50,129)
Cash flows provided by financing activities	13,169	8,034	5,135

As of June 30, 2005, our primary source of liquidity is comprised of $242.3 million of cash and cash equivalents and $543.6 million of short-term investments.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations.  We have also generated significant cash flows from the issuance of our common stock to employees through the exercise of options which is described in more detail below in “Cash Flows from Financing Activities.”  We have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations, credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

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

We believe that we have sufficient working capital ($915.8 million at June 30, 2005), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third-parties.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers and intellectual property holders and our own employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $37.0 million and $26.7 million in the three months ended June 30, 2005 and 2004, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third-parties, the execution of new license agreements granting us long-term rights to intellectual property of third-parties, as well as the capitalization of product development costs relating to internally developed products.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the quarters ended June 30, 2005 and 2004, cash flows used in operating activities were $54.5 million and $52.1 million, respectively.  The principal components comprising cash flows used in operating activities for the quarter ended June 30, 2005 included operating results and decreases in accounts payable and accrued liabilities, and our continued investment in software development and intellectual property licenses offset by amortization of capitalized software development costs and intellectual property licenses and decreases in accounts receivable.  See an analysis of the change in key balance sheet accounts below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

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

For the three months ended June 30, 2005 and 2004, cash flows provided by (used in) investing activities were $(26.5 million) and $23.6 million, respectively.  For the quarter ended June 30, 2005, cash flows used in investing activities were primarily the result of the increase in short-term investments, capital expenditures and cash paid for acquisitions.  We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

Cash Flows from Financing Activities

The primary drivers of cash provided by financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees and the public and the purchase of treasury shares.  We have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations, credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

For the three months ended June 30, 2005 and 2004, cash flows from financing activities were $13.2 million and $8.0 million, respectively.  The cash provided by financing activities for the quarter ended June 30, 2005 primarily is the result of the issuance of common stock related to employee stock option and stock purchase plans.  During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be

commenced or suspended at any time or from time to time without prior notice.   As of June 30, 2005, we had approximately $226.2 million available for utilization under the buyback program.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

			Increase/
(amounts in thousands)	June 30, 2005	March 31, 2005	(Decrease)

Gross accounts receivable	$171,646	$178,335	$(6,689)
Net accounts receivable	94,804	109,144	(14,340)

The decrease in gross accounts receivable was primarily the result of:

•                   The timing of our distribution business new releases in first quarter fiscal 2006 versus the prior quarter.  In the fourth quarter of fiscal 2005 our distribution business had significant releases late in the quarter resulting in a high accounts receivable balance as compared to the first quarter of fiscal 2006 where most titles were released earlier in the quarter.

Partially offset by:

•                  Late first quarter North American release of Fantastic Four and the late international release of Madagascar.

Reserves for returns, price protection and bad debt increased from $69.2 million at March 31, 2005 to $76.8 million at June 30, 2005 and reserves as a percentage of gross receivables also increased from 39% to 45%.  Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts and Inventory Obsolescence in Item 2:  Critical Accounting Policies).  The change in reserves is primarily due to a large percentage of catalog inventory in the channel.  Catalog titles typically have a higher reserve as a percentage of accounts receivable compared to new releases as they are later in their life cycle and at a reduced selling price.

Inventories

			Increase/
(amounts in thousands)	June 30, 2005	March 31, 2005	(Decrease)

Inventories	$45,136	$48,018	$(2,882)

The decrease in inventories was primarily the result of a decrease in publishing inventories due to:

•                  A large inventory build at March 31, 2005 in anticipation of the release of Doom 3 for the Xbox console and Doom 3:  Resurrection of Evil early in the first quarter of fiscal 2006.

Partially offset by:

•                  An increase in inventory at our distribution businesses due to the slower moving stock from a variety of publishers.

Software Development

			Increase/
(amounts in thousands)	June 30, 2005	March 31, 2005	(Decrease)

Software development	$107,589	$91,614	$15,975

Software development was higher at the end of the first quarter of fiscal 2006 as a result of:

•                  Continued investment in software development.  We incurred approximately $28.7 million in the quarter ended June 30, 2005 in connection with the acquisition of publishing or distribution rights for products being developed by third parties net of the capitalization of product development costs relating to internally developed products.

Partially offset by:

•                  $12.7 million of amortization of capitalized software development cost.

Intellectual Property Licenses

			Increase/
(amounts in thousands)	June 30, 2005	March 31, 2005	(Decrease)

Intellectual property licenses	$34,941	$35,726	$(785)

Intellectual property licenses were slightly lower at the end of the first quarter of fiscal 2006 as a result of:

•                  $9.1 million of amortization of intellectual property licenses mostly related to new releases in the first quarter of fiscal 2006.

Partially offset by:

•                  Continued investment in intellectual property licenses.  We spent approximately $8.3 million in the quarter ended June 30, 2005 for license agreements granting us long-term rights to intellectual property of third parties.

Accounts Payable

			Increase/
(amounts in thousands)	June 30, 2005	March 31, 2005	(Decrease)

Accounts payable	$65,447	$108,984	$(43,537)

The decrease in accounts payable was primarily the result of:

•                  Payments for inventory purchases related to late fourth quarter fiscal 2005 releases of PSP titles, early first quarter fiscal 2006 releases of Doom 3 and Doom 3: Resurrection of Evil and payment for distribution inventory related to significant releases in early first quarter fiscal 2006.

Accrued Expenses

			Increase/
(amounts in thousands)	June 30, 2005	March 31, 2005	(Decrease)

Accrued expenses	$88,558	$98,067	$(9,509)

The decrease in accrued expenses was primarily driven by the payment of fiscal 2005 bonuses paid in the first quarter of fiscal 2006 combined with decreases in accrued expenses related to the fourth quarter releases of three affiliate label products in our European territories.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to GBP 8.0 million ($14.4 million), including issuing letters of credit, on a revolving basis as of June 30, 2005. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary as of June 30, 2005.  The UK Facility bore interest at LIBOR plus 2.0% as of June 30, 2005, is collateralized by substantially all of the assets of the subsidiary and expires in January 2006.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of June 30, 2005, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of June 30, 2005.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of June 30, 2005, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of June 30, 2005.

Commitments

In the normal course of business, we enter into contractual arrangements with third-parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of June 30, 2005, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility	Developer
	Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2006	$8,466	$29,674	$10,780	$48,920
2007	11,190	8,875	3,535	23,600
2008	7,775	6,275	8,375	22,425
2009	6,622	2,900	—	9,522
2010	5,820	—	—	5,820
Thereafter	23,957	—	—	23,957
Total	$63,830	$47,724	$22,690	$134,244

Related Parties

In August 2001, we elected to our Board of Directors an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years and who remains a director of Activision.  For the three months ended June 30, 2005 and 2004, the fees we paid to the law firm were an insignificant portion of the law firm’s total revenues.  We believe that the fees charged to us by the law firm are competitive with the fees charged by other law firms.

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

Our Disclosure Committee, which operates under the board approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process.  As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure-relevant information.  These quarterly reports are reviewed by certain key corporate finance representatives.  These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee.  Finance representatives also conduct reviews with our senior management team, our internal and external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the Securities and Exchange Commission.  Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis.  As required by applicable regulatory requirements, the Chief Executive Officer, President and the Chief Financial Officer review and make various certifications regarding the accuracy of our periodic public reports filed with the Securities and Exchange Commission, our disclosure controls and procedures, and our internal control over financial reporting.  With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal controls over financial reporting, and will make refinements as necessary.

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

SFAS No. 123R must be adopted by us no later than April 1, 2006.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt SFAS No. 123R on April 1, 2006.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory should be excluded from the cost of inventory and expensed when incurred.  The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after

June 15, 2005.  We expect the adoption of SFAS No. 151 will not have a material impact on our financial position or results of operations.

On December 15, 2004 the FASB issued Statement No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets — an Amendment of Accounting Principles Board Opinion No. 29.  This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We expect the adoption of SFAS No. 153 will not have a material impact on our financial position or results of operations.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes.  For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities.  The manufacturing deduction provided by the Act replaces the extraterritorial income (“ETI”) deduction currently in place.  We currently derive benefits from the ETI exclusion which was repealed by the Act.  Our exclusion for fiscal 2006 and 2007 will be limited to 75% and 45% of the otherwise allowable exclusion and no exclusion will be available in fiscal 2008 and thereafter.  The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers.  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB determined that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes.  The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability.  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  We are evaluating the Act at this time and have not yet determined whether we will avail ourselves of the opportunity of the one-time tax benefit for the repatriation of foreign earnings.  We plan to complete our assessment before the end of fiscal 2006 and are not currently in a position to estimate a range of possible repatriation amounts.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we have disclosed certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  The reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 which is incorporated herein by reference.  The reader is cautioned that we do not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of June 30, 2005, our cash equivalents and short-term investments included debt securities of $543.5 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of June 30, 2005 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	3.28%	$7,476	$7,474
Variable rate	3.18	111,893	111,893

Short-term investments:
Fixed rate	3.23%	$546,150	$543,524

Our short-term investments generally mature between three months and thirty months.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly EUR, GBP and AUD. The volatility of EUR, GBP and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of June 30, 2005, we had no outstanding hedging contracts.

Market Price Risk

With regard to the structured stock repurchase transactions described in Note 15 in the Notes to the Consolidated Financial Statements, at those times when we have structured stock repurchase transactions outstanding, it is possible that at settlement we could take delivery of shares at an effective repurchase price higher than the then market price.  As of June 30, 2005, we had no structured stock repurchase transactions outstanding.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer, President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on this evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors.  The complaint, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that our revenues and assets were overstated during the period between February 1, 2001 and December 17, 2002, was filed in the United States District Court, Central District of California by the Construction Industry and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  Five additional purported class actions were subsequently filed by Gianni Angeloni, Christopher Hinton, Stephen Anish, the Alaska Electrical Pension Fund and Joseph A. Romans asserting the same claims.  Consistent with the Private Securities Litigation Reform Act (“PSLRA”), the court appointed lead plaintiffs consolidating the six putative securities class actions into a single case.  In an Order dated May 16, 2005, the court dismissed the consolidated complaint because the plaintiffs failed to satisfy the heightened pleading standards of the PSLRA.  The court did, however, give the lead plaintiffs leave to file an amended consolidated complaint within 30 days of the order.  Rather than file a new complaint, the Plaintiff agreed to dismiss the entire case with prejudice.  The Order dismissing the action with prejudice was entered on June 17, 2005.

In addition, on March 12, 2004, a shareholder derivative lawsuit captioned Frank Capovilla, Derivatively on Behalf of Activision, Inc. v. Robert Kotick, et al. was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  That complaint was filed in California Superior Court for the County of Los Angeles. Also, on March 22, 2005, a new derivative lawsuit captioned Ramalingham Balamohan, Derivatively on Behalf of Nominal Defendant Activision, Inc. v. Robert Kotick, et al. was filed in the Federal Court in Los Angeles.  This complaint makes the same allegations as the previous complaints, but it names all the current directors as defendants.  In the California state derivative case, in light of the ruling dismissing the complaint in the federal class action, plaintiff’s counsel has requested additional time to consider whether to dismiss the case or file an amended complaint that attempts to distinguish this derivative action from the now dismissed federal class action. Currently, all proceedings in the California state derivative case are stayed pending plaintiff’s decision. In the federal derivative case, plaintiff voluntarily filed a notice of dismissal of the action, without prejudice, pending resolution of the federal class action and an order dismissing this action was entered on June 3, 2005. Given the result in the federal class action, we do not anticipate that plaintiff’s counsel will attempt to file a new complaint in the federal derivative case.

On July 11, 2003, we were informed by the staff of the Securities and Exchange Commission that the Securities and Exchange Commission has commenced a non-public formal investigation captioned “In the Matter of Certain Video Game Manufacturers and Distributors.” The investigation appeared to be focused on certain accounting practices common to the interactive entertainment industry, with specific emphasis on revenue recognition.  In connection with this inquiry, the Securities and Exchange Commission submitted to us a request for information.  We responded to this inquiry on September 2, 2003.  The Securities and Exchange Commission staff also informed us that other companies in the video game industry received similar requests for information. The Securities and Exchange Commission advised us that this request for information should not be construed as an indication from the Securities and Exchange Commission or its staff that any violation of the law has occurred, nor should it reflect negatively on any person, entity or security. We cooperated fully with the Securities and Exchange Commission in the conduct of this inquiry.  In July 2005, Activision was advised by the staff of the Securities and Exchange Commission that Activision is no longer the subject of this investigation and the matter is closed with regard to Activision.

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

Item 5.  Other Information

Non-Employee Director Compensation

On July 26, 2005, as part of its annual review of directors’ compensation, our Board unanimously approved the recommendations jointly made by our Nominating and Corporate Governance Committee and our Compensation Committee to adjust the compensation paid to our non-employee directors.  These modifications take effect at the conclusion of the 2005 Annual Stockholders Meeting, to be held on September 15, 2005.  Non-employee directors elected at the meeting will receive the compensation listed in the table below.  In addition to the compensation listed in the table, non-employee directors are reimbursed for expenses incurred in attending Board, committee and stockholder meetings.

Set forth below is a table summarizing cash and equity compensation that we pay to our non-employee directors.

	Current	Effective September, 2005
Cash Compensation for Directors
Annual Retainer	$30,000	$45,000
For Each Board Meeting	1,200	1,500
For Each Telephone Board Meeting	950	1,000
For Each Committee Meeting	1,000	1,000
For Each Telephone Committee Meeting	750	750
For Serving as Chairman of the Audit Committee	10,000	20,000
For Serving as Chairman of the Compensation Committee	5,000	20,000
For Serving as Chairman of the Nominating and Corporate Governance Committee	5,000	10,000

Per Day for Special Assignments	1,000	1,000
For Serving as an Audit Committee Member	5,000	5,000

Upon the earlier of a non-employee director’s initial appointment or election to the Board, such director receives a grant of options to purchase 30,000 shares of our common stock; at each subsequent re-election, a non-employee director receives options to purchase 12,500 shares of our common stock for service to us.  These options vest ratably every six months over a two-year period.

In addition to the option programs, each non-employee director is required, within four years of such non-employee director’s first election to the Board, to own shares of our common stock having a value of at least three years’ annual retainer for service on the Board.  Non-employee directors are subject to these guidelines for as long as they continue to serve on our Board.  In the event that any director is not re-elected to our Board or voluntarily retires from our Board, such director would continue to be governed by the guidelines for a period of six months after he or she leaves our Board.

Amendment to 2003 Incentive Plan

On July 26, 2005, upon the recommendation of our management and the Compensation Committee, our Board approved amendments to our 2003 Incentive Plan (the “2003 Plan”) to conform the provisions of the 2003 Plan to Section 409A of the Internal Revenue Code of 1986 (the “Code”), added by the American Jobs Creation Act of 2004, which imposes additional taxes and interest charges on certain deferred compensation unless the compensation meets stringent new requirements.  The amendments to the 2003 Plan include the following:

•                                          Elimination of the ability to issue reload options and deferred share awards;

•                                          Revision of the definition of “fair market value” for purposes of determining the exercise price of options and the grant price of share appreciation rights;

•                                          Additional limitations to the terms and conditions under which share appreciation rights may be issued, including adding a requirement that share appreciation rights may only be payable in shares of stock;

•                                          Additional limitations on delivery time for restricted shares once they have fully vested; and

•                                          Increased flexibility to amend the 2003 Plan to make further changes to conform it to future interpretations of Section 409A of the Code.

Our Board has determined, on advice of counsel, that none of the proposed amendments would constitute a “material amendment” requiring stockholder approval under the NASDAQ listing rules.

Item 6.  Exhibits

(a)   Exhibits

3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 1, 2000 (incorporated by reference to Exhibit 2.5 of our Current Report on Form 8-K, filed on June 16, 2000).

3.2	Amended and Restated Bylaws dated August 1, 2000 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed July 11, 2001).

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 9, 2000 (incorporated by reference to Exhibit 2.7 of our Current Report on Form 8-K, filed on June 16, 2000).

3.4

Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc., dated December 27, 2001 (incorporated by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001).

3.5

Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision, Inc., dated as of April 4, 2005 (incorporated by reference to Exhibit 3.1 of Activision’s Form 8-K, filed April 5, 2005).

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

10.1	Activision, Inc. Amended and Restated 2003 Incentive Plan, effective as of July 26, 2005.

10.2	Employment Agreement dated June 15, 2005 between Michael Griffith and Activision Publishing, Inc.

10.3	Stock Option Agreement dated June 15, 2005 between Michael Griffith and Activision, Inc.

10.4	Restricted Stock Agreement dated June 15, 2005 between Michael Griffith and Activision, Inc.

10.5	Amendment dated June 15, 2005 to employment agreement dated July 22, 2002, as previously amended by that certain letter agreement dated June 1, 2004 between Activision and Ronald Doornink.

31.1	Certification of Robert A. Kotick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald Doornink pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of William J. Chardavoyne pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald Doornink pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of William J. Chardavoyne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 4, 2005

ACTIVISION, INC.

/s/ William J. Chardavoyne
William J. Chardavoyne
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)