Form 10-Q
period 2005-09-30
ACTIVISION INC /NY
filed 2005-11-03
CIK 718877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s Common Stock outstanding as of October 28, 2005 was 273,692,839.

ACTIVISION, INC. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and March 31, 2005

Consolidated Statements of Operations for the three and six months ended September 30, 2005 and 2004 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended September 30, 2005 and 2004 (Unaudited)

Consolidated Statement of Changes in Shareholders’ Equity for the six months ended September 30, 2005 (Unaudited)

Notes to Consolidated Financial Statements for the three and six months ended September 30, 2005 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Other Information

Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS

Part I.  Financial Information.

Item 1.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$203,085	$313,608
Short-term investments	547,174	527,256
Accounts receivable, net of allowances of $78,722 and $69,191 at September 30, 2005 and March 31, 2005, respectively	116,879	109,144
Inventories	52,035	48,018
Software development	110,248	73,096
Intellectual property licenses	10,513	21,572
Deferred income taxes	11,616	6,760
Other current assets	30,712	23,010

Total current assets	1,082,262	1,122,464

Software development	12,643	18,518
Intellectual property licenses	18,825	14,154
Property and equipment, net	35,668	30,490
Deferred income taxes	48,181	28,041
Other assets	1,239	1,635
Goodwill	98,683	91,661

Total assets	$1,297,501	$1,306,963

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$90,838	$108,984
Accrued expenses	85,759	98,067

Total current liabilities	176,597	207,051

Other liabilities	656	—

Total liabilities	177,253	207,051

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at September 30, 2005 and March 31, 2005	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at September 30, 2005 and March 31, 2005	—	—
Common stock, $.000001 par value, 450,000,000 and 225,000,000 shares authorized, 273,426,871 and 268,040,831 shares issued and outstanding at September 30, 2005 and March 31, 2005, respectively	—	—
Additional paid-in capital	787,454	741,680
Retained earnings	329,787	346,614
Accumulated other comprehensive income	4,890	11,618
Unearned compensation	(1,883)	—

Total shareholders’ equity	1,120,248	1,099,912

Total liabilities and shareholders’ equity	$1,297,501	$1,306,963

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,		For the six months ended September 30,
	2005	2004	2005	2004

Net revenues	$222,540	$310,626	$463,633	$521,902

Costs and expenses:
Cost of sales – product costs	112,582	123,177	249,336	212,265
Cost of sales – software royalties and amortization	20,427	46,363	35,003	58,646
Cost of sales – intellectual property licenses	8,449	17,551	29,389	35,199
Product development	28,072	19,881	45,874	40,986
Sales and marketing	56,640	53,234	102,958	94,968
General and administrative	22,917	15,762	41,068	29,447

Total costs and expenses	249,087	275,968	503,628	471,511

Operating income (loss)	(26,547)	34,658	(39,995)	50,391

Investment income, net	6,330	2,645	13,678	4,757

Income (loss) before income tax provision (benefit)	(20,217)	37,303	(26,317)	55,148

Income tax provision (benefit)	(6,975)	11,760	(9,490)	17,648

Net income (loss)	$(13,242)	$25,543	$(16,827)	$37,500

Basic earnings (loss) per share	$(0.05)	$0.10	$(0.06)	$0.15

Weighted average common shares outstanding	272,129	246,231	270,643	245,576

Diluted earnings (loss) per share	$(0.05)	$0.09	$(0.06)	$0.14

Weighted average common shares outstanding assuming dilution	272,129	271,439	270,643	272,227

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(16,827)	$37,500
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(24,997)	8,932
Realized gain on short term investments	(1,347)	(471)
Depreciation and amortization	6,593	5,132
Amortization and write-offs of capitalized software development costs and intellectual property licenses	43,827	65,246
Amortization of stock compensation expense	117	—
Tax benefit of stock options and warrants exercised	15,468	4,918
Changes in operating assets and liabilities:
Accounts receivable	(7,692)	(76,009)
Inventories	(4,017)	(37,263)
Software development and intellectual property licenses	(68,716)	(66,330)
Other assets	(6,624)	(11,208)
Accounts payable	(18,141)	30,127
Accrued expenses and other liabilities	(11,912)	50,136

Net cash provided by (used in) operating activities	(94,268)	10,710

Cash flows from investing activities:
Capital expenditures	(12,723)	(4,443)
Cash payment to effect business combinations, net of cash acquired	(6,933)	—
Increase in restricted cash	(20,000)	—
Purchases of short-term investments	(132,662)	(242,546)
Proceeds from sales and maturities of short-term investments	132,856	326,480

Net cash provided by (used in) investing activities	(39,462)	79,491

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	27,364	12,602

Net cash provided by financing activities	27,364	12,602

Effect of exchange rate changes on cash	(4,157)	(1,232)

Net increase (decrease) in cash and cash equivalents	(110,523)	101,571

Cash and cash equivalents at beginning of period	313,608	165,120

Cash and cash equivalents at end of period	$203,085	$266,691

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months ended September 30, 2005
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Equity

Balance, March 31, 2005	268,041	$—	$741,680	$346,614	$11,618	$—	$1,099,912
Components of comprehensive income:
Net loss	—	—	—	(16,827)	—	—	(16,827)
Unrealized loss on short-term investments	—	—	—	—	(1,235)	—	(1,235)
Foreign currency translation adjustment	—	—	—	—	(5,493)	—	(5,493)
Total comprehensive income (loss)							(23,555)
Issuance of common stock pursuant to employee stock option and stock purchase plans	5,306	—	27,364	—	—	—	27,364
Tax benefit attributable to employee stock options	—	—	15,468	—	—	—	15,468
Issuance of stock to effect business combination	80	—	942	—	—	—	942
Restricted stock grant	—	—	2,000	—	—	(2,000)	—
Amortization of unearned compensation	—	—	—	—	—	117	117

Balance, September 30, 2005	273,427	$—	$787,454	$329,787	$4,890	$(1,883)	$1,120,248

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Three and Six Months ended September 30, 2005

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

We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of cost of sales – software royalties and amortization, capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, or other intellectual property or proprietary rights in the development of our products.  Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product.

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis.  The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of cost of sales — intellectual property licenses, capitalized intellectual property costs when we believe such amounts are not recoverable.  Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123 “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date.  Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price.  At September 30, 2005, we had several stock-based employee compensation plans, which are described more fully in Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2005 filed with the SEC. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(13,242)	$25,543	$(16,827)	$37,500
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,705)	(3,559)	(6,676)	(8,498)
Pro forma net income (loss)	$(16,947)	$21,984	$(23,503)	$29,002

Earnings (loss) per share:
Basic – as reported	$(0.05)	$0.10	$(0.06)	$0.15
Basic – pro forma	$(0.06)	$0.09	$(0.09)	$0.12

Diluted – as reported	$(0.05)	$0.09	$(0.06)	$0.14
Diluted – pro forma	$(0.06)	$0.08	$(0.09)	$0.11

Prior to April 1, 2005, the fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. As of April 1, 2005, we switched to a binomial-lattice model to estimate the fair value of options granted after that date.  We believe that the binomial-lattice model more accurately estimates the fair value of options granted as it is capable of more fully reflecting certain characteristics of employee share options.  Both models require the input of highly subjective assumptions, including the expected stock price volatility.  To estimate volatility for the binomial-lattice model, we use the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility.  Based on these methods, for options granted during the three months ended September 30, 2005, the expected stock price volatility ranged from 36% to 53%, with a weighted average volatility of 50%.  For the Black-Scholes option pricing model, we used the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating expected stock price volatility.  For options granted during the three months ended September 30, 2004, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility of 45%.  For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee.  These shares vest over a five-year period and remain subject to forfeiture if vesting conditions are not met.  In accordance with APB Opinion No. 25, we recognize unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant.  The fair value of these shares when issued was approximately $12.84 per share and resulted in an increase in “Additional paid-in capital” and “Unearned compensation” on the accompanying balance sheet of $2.0 million.  Over the vesting period, we reduce unearned compensation and recognize compensation expense.  For the second quarter of fiscal 2006, we recorded expense related to these shares of approximately $100,000 in “General and administrative” on the accompanying statements of operations.

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

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.  We had historically classified these instruments as cash and cash equivalents if the reset period between interest rate resets was 90 days or less, which was based on our ability to liquidate our holdings or roll our investment over to the next reset period.  Our re-evaluation of the maturity dates and other provisions associated with the underlying bonds resulted in a reclassification from cash and cash equivalents to short-term investments of approximately $123.1 million on the September 30, 2004 balance sheet.  As a result of this balance sheet reclassification, certain amounts were reclassified in the accompanying consolidated statement of cash flows for the six months ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operating or from financing activities in the previously reported consolidated statements of cash flows or the previously reported consolidated statements of operations.  For the six months ended September 30, 2004, as a result of these revisions in classification, net cash provided by investing activities related to these current investments increased $178.3 million.

2.              Stock Split

In February 2005, the Board of Directors approved a four-for-three split of our outstanding common shares effected in the form of a 33-1/3% stock dividend.  The split was paid March 22, 2005 to shareholders of record as of March 7, 2005.  In September 2005, the Board of Directors approved a four-for-three split of our outstanding common shares effected in the form of a 33-1/3% stock dividend.  The split was paid October 24, 2005 to shareholders of record as of October 10, 2005.  The par value of our common stock was maintained at the pre-split amount of $.000001.  The Consolidated Financial Statements and Notes thereto, including all share and per share data, have been restated as if the stock splits had occurred as of the earliest period presented.

On March 7, 2005, in connection with our stock split, all shares of common stock held as treasury stock were formally cancelled and restored to the status of authorized but unissued shares of common stock.

3.              Cash, Cash Equivalents, and Short-term Investments

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

Restricted Cash – Compensating Balances

As of September 30, 2005, we maintained a $20.0 million irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.   At September 30, 2005, the $20.0 million deposit is included in short-term investments as restricted cash.

The following table summarizes our investments in securities as of September 30, 2005 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$102,299	$—	$—	$102,299
Commercial paper	36,140	—	(7)	36,133
US agency issues	2,987	—	—	2,987
Money market instruments	61,666	—	—	61,666

Cash and cash equivalents	203,092	—	(7)	203,085

Short-term investments:
Restricted cash	20,000	—	—	20,000
Corporate bonds	175,263	2	(1,696)	173,569
Certificate of deposit	3,934	—	(12)	3,922
U.S. agency issues	271,998	—	(2,122)	269,876
Asset-backed securities	8,590	—	(29)	8,561
Commercial paper	3,668	—	(2)	3,666
Mortgage-backed securities	68,169	—	(589)	67,580

Short-term investments	551,622	2	(4,450)	547,174

Cash, cash equivalents, and short-term investments	$754,714	$2	$(4,457)	$750,259

Auction rate securities are structured with short-term reset dates of generally less than 90 days but with maturities in excess of 90 days.  At the end of the reset period, investors can sell or continue to hold the securities at par.  These securities are classified in the table below based on their legal stated maturity dates.

The following table summarizes the maturities of our investments in debt securities as of September 30, 2005 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$194,340	$193,202
Due after one year through two years	256,771	254,440
Due after two years through three years	22,811	22,668
Due in three years or more	20,068	19,843
	493,990	490,153
Asset-backed securities	76,759	76,141

Total	$570,749	$566,294

For the three and six months ended September 30, 2005, there were $4,000 and $1.3 million of gross realized gains, respectively, and no gross realized losses.  For the three and six months ended September 30, 2004, net realized gains on short-term investments consisted of $471,000 of gross realized gains and no gross realized losses.

 In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the fair value of investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized was $557.4 million at September 30, 2005 with related gross unrealized losses of $4.5 million.  At September 30, 2005, the gross unrealized losses were comprised mostly of unrealized losses on corporate bonds, U.S. agency issues, and mortgage-backed securities with $0.2 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater.

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

4.              Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Our inventories consist of the following (amounts in thousands):

	September 30, 2005	March 31, 2005
Finished goods	$40,606	$45,926
Purchased parts and components	11,429	2,092

	$52,035	$48,018

5.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended September 30, 2005 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2005	$85,899	$5,762	$91,661
Goodwill acquired during the period	6,260	—	6,260
Issuance of contingent consideration	942	—	942
Adjustment to prior period purchase allocation	5	—	5
Effect of foreign currency exchange rates	176	(361)	(185)
Balance as of September 30, 2005	$93,282	$5,401	$98,683

6.              Income Taxes

The income tax benefit of $7.0 million for the three months ended September 30, 2005 reflects our effective income tax rate for the quarter of 34.5%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.  The income tax benefit of $9.5 million for the six months ended September 30, 2005 reflects our effective income tax rate of approximately 36%.  The significant items that generated variances between our effective rate and our statutory rate of 35% were a one-time international tax benefit for the release of certain reserves due to the expiration of a tax statute of limitations, research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.

7.              Software Development Costs and Intellectual Property Licenses

As of September 30, 2005, capitalized software development costs included $98.7 million of internally developed software costs and $24.2 million of payments made to third-party software developers.  As of March 31, 2005, capitalized software development costs included $61.3 million of internally developed software costs and $30.3 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $29.3 million and $35.7 million as of September 30, 2005 and March 31, 2005, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses were $43.8 million and $65.2 million for the six months ended September 30, 2005 and 2004, respectively.

8.              Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ended September 30, 2005 and 2004 were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(13,242)	$25,543	$(16,827)	$37,500

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,830)	(92)	(5,493)	(1,452)
Unrealized appreciation (depreciation) on short-term investments	(1,023)	1,547	(1,235)	330

Other comprehensive income (loss)	(2,853)	1,455	(6,728)	(1,122)

Comprehensive income (loss)	$(16,095)	$26,998	$(23,555)	$36,378

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at September 30, 2005 were as follows (amounts in thousands):

		Unrealized
	Foreign	Appreciation	Accumulated
	Currency	(Depreciation)	Other
	Translation	On	Comprehensive
	Adjustment	Investments	Income (Loss)

Balance, March 31, 2005	$14,838	$(3,220)	$11,618
Other comprehensive income (loss)	(5,493)	(1,235)	(6,728)

Balance, September 30, 2005	$9,345	$(4,455)	$4,890

The income taxes related to comprehensive income were not significant as income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

9.              Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Interest expense	$(51)	$(58)	$(113)	$(146)
Interest income	6,377	2,232	12,444	4,432
Net realized gain on investments	4	471	1,347	471

Investment income, net	$6,330	$2,645	$13,678	$4,757

10.       Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Six months ended September 30,
	2005	2004
Non-cash investing and financing activities:
Subsidiaries acquired with common stock	$942	$1,191
Change in unrealized depreciation (appreciation) on short-term investments	1,235	(330)

Supplemental cash flow information:
Cash paid for income taxes	$1,511	$5,018
Cash received for interest, net	(12,040)	(4,231)

11.       Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with certain third-party publishers.  In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Italy, Spain, Australia, Sweden, Canada, and Japan.  Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries.

Distribution refers to our operations in the United Kingdom, the Netherlands, and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

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

Information on the reportable segments for the three and six months ended September 30, 2005 and 2004 is as follows (amounts in thousands):

	Three months ended September 30, 2005
	Publishing	Distribution	Total

Total segment revenues	$167,407	$55,133	$222,540
Revenues from sales between segments	(14,426)	14,426	—

Revenues from external customers	$152,981	$69,559	$222,540

Operating income (loss)	$(27,580)	$1,033	$(26,547)

Total assets	$1,203,101	$94,400	$1,297,501

	Three months ended September 30, 2004
	Publishing	Distribution	Total

Total segment revenues	$266,395	$44,231	$310,626
Revenues from sales between segments	(32,454)	32,454	—

Revenues from external customers	$233,941	$76,685	$310,626

Operating income	$31,609	$3,049	$34,658

Total assets	$986,966	$117,203	$1,104,169

	Six months ended September 30, 2005
	Publishing	Distribution	Total

Total segment revenues	$360,958	$102,675	$463,633
Revenues from sales between segments	(36,878)	36,878	—

Revenues from external customers	$324,080	$139,553	$463,633

Operating income (loss)	$(41,489)	$1,494	$(39,995)

Total assets	$1,203,101	$94,400	$1,297,501

	Six months ended September 30, 2004
	Publishing	Distribution	Total

Total segment revenues	$428,047	$93,855	$521,902
Revenues from sales between segments	(40,778)	40,778	—

Revenues from external customers	$387,269	$134,633	$521,902

Operating income	$47,503	$2,888	$50,391

Total assets	$986,966	$117,203	$1,104,169

Geographic information for the three and six months ended September 30, 2005 and 2004 is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004

United States	$111,904	$157,705	$224,224	$282,896
Europe	104,698	141,019	224,679	219,120
Other	5,938	11,902	14,730	19,886

Total	$222,540	$310,626	$463,633	$521,902

Revenues by platform were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004

Console	$137,873	$175,471	$318,323	$333,792
Hand-held	63,454	27,225	92,693	49,310
PC	21,213	107,930	52,617	138,800

Total	$222,540	$310,626	$463,633	$521,902

As of and for the three and six months ended September 30, 2005, we had one customer that accounted for 23% of consolidated net revenues in both periods and 32% of consolidated accounts receivable, net at September 30, 2005.  As of and for the three and six months ended September 30, 2004, we had one customer that accounted for 19% and 22% of consolidated net revenues, respectively, and 27% of consolidated accounts receivable, net.  This customer was the same customer in all periods and was a customer of both our publishing and distribution businesses.

12.       Computation of Earnings (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share (amounts in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004

Numerator:
Numerator for basic and diluted earnings (loss) per share - income (loss) available to common shareholders	$(13,242)	$25,543	$(16,827)	$37,500

Denominator:
Denominator for basic earnings (loss) per share- weighted average common shares outstanding	272,129	246,231	270,643	245,576

Effect of dilutive securities:
Employee stock options and stock purchase plan	—	24,105	—	25,471
Warrants to purchase common stock	—	1,103	—	1,180

Potential dilutive common shares	—	25,208	—	26,651

Denominator for diluted earnings (loss) per share - weighted average common shares outstanding plus assumed conversions	272,129	271,439	270,643	272,227

Basic earnings (loss) per share	$(0.05)	$0.10	$(0.06)	$0.15

Diluted earnings (loss) per share	$(0.05)	$0.09	$(0.06)	$0.14

Options to purchase 22,685,695 shares of common stock at exercise prices ranging from $1.00 to $17.04 and options to purchase 21,651,466 shares of common stock at exercise prices ranging from $1.00 to $17.04 were outstanding for the three and six months ended September 30, 2005, respectively, but were not included in the calculation of diluted earnings (loss) per share because their effect would be antidilutive.

Options to purchase 3,645,079 shares of common stock at exercise prices ranging from $7.58 to $9.38 and options to purchase 2,600,505 shares of common stock at exercise prices ranging from $7.58 to $9.38 were outstanding for the three and six months ended September 30, 2004, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

13.       Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.0 million ($14.1 million), including issuing letters of credit, on a revolving basis as of September 30, 2005.  Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary as of September 30, 2005.  The UK Facility bore interest at LIBOR plus 2.0% as of September 30, 2005, is collateralized by substantially all of the assets of the subsidiary and expires in May 2006.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of September 30, 2005, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of September 30, 2005.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of September 30, 2005, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of September 30, 2005.

As of September 30, 2005, we maintained a $20.0 million irrevocable standby letter of credit in North America.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.   At September 30, 2005, the $20.0 million deposit is included in short-term investments as restricted cash.

As of September 30, 2005, our publishing subsidiary located in the UK maintained a GBP 8.0 million ($14.1 million) irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires on July 31, 2006.  As of September 30, 2005, we had EUR 5.9 million ($7.0 million) outstanding against this letter of credit.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Additionally, we lease certain of our facilities under non-cancelable operating lease agreements.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of September 30, 2005, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility	Developer
	Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2006	$6,624	$19,579	$8,215	$34,418
2007	11,881	11,880	3,535	27,296
2008	8,494	6,525	8,375	23,394
2009	7,329	2,900	—	10,229
2010	6,521	—	—	6,521
Thereafter	26,975	—	—	26,975
Total	$67,824	$40,884	$20,125	$128,833

Compensation Guarantee

In June 2005, we entered into an employment agreement with the President and Chief Executive Officer of Activision Publishing containing a guarantee related to total compensation.  The agreement guarantees that in the event that on May 15, 2010 total compensation has not exceeded $20.0 million, we will make a payment for the amount of the shortfall.  The $20.0 million guarantee will be recognized as compensation expense evenly over the term of the employment agreement comprising of salary payments, bonus payments, restricted stock expense, stock option expense, and an accrual for any anticipated remaining portion of the guarantee.  The remaining portion of the guarantee is accrued over the term of the agreement in “Other liabilities” and will remain accrued until the end of the employment agreement at which point it will be used to make a payment for any shortfall or reclassified into shareholders’ equity.

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

In addition, on March 12, 2004, a shareholder derivative lawsuit captioned Frank Capovilla, Derivatively on Behalf of Activision, Inc. v. Robert Kotick, et al. was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  That complaint was filed in California Superior Court for the County of Los Angeles. Also, on March 22, 2005, a new derivative lawsuit captioned Ramalingham Balamohan, Derivatively on Behalf of Nominal Defendant Activision, Inc. v. Robert Kotick, et al. was filed in the Federal Court in Los Angeles.  This complaint made the same allegations as the previous complaints, but it named all the then current directors as defendants.  In the California state derivative case, in light of the ruling dismissing the complaint in the federal class action, plaintiff’s counsel filed an amended complaint which, while still based on the same factual allegations that led to the class action being dismissed in federal court, dropped most of the causes of action and focuses only on the alleged claims of insider trading and breaches of fiduciary duty.  Activision intends to contest these allegations as vigorously as the earlier allegations.  In the federal derivative case, plaintiff voluntarily filed a notice of dismissal of the action, without prejudice, pending resolution of the federal class action and an order dismissing this action was entered on June 3, 2005.

In addition, we are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims, and collection matters.  In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations, or liquidity.

14.       Recently Issued Accounting Standards and Laws

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

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. While management continues to evaluate the impact of SFAS No. 123R, we currently believe that the expensing of stock-based compensation will have an impact on our Consolidated Statement of Operations similar to our pro forma disclosure under SFAS 123.

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

On December 15, 2004 the FASB issued Statement No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets — an Amendment of Accounting Principles Board Opinion No. 29.  This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The new standard was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.   SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and correction of errors. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle and correction of errors, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our product portfolio includes such best-selling franchises as Spider-Man, Tony Hawk, Call of Duty, True Crime, X-Men, and Shrek.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, and strategy.  Our target customer base ranges from casual players to game enthusiasts, children to adults and mass-market consumers to “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”), and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”), Sony PlayStation Portable (“PSP”), and Nintendo Dual Screen (“NDS”) hand-held devices, and the personal computer (“PC”).  The installed base for the current generation of hardware platforms is significant and growing and the recent releases of two new handheld devices, NDS and PSP, will also help expand the software market.

We also intend to develop titles for the next-generation console systems which are being developed by Sony, Nintendo and Microsoft.  Microsoft recently unveiled their next-generation console, the Xbox 360, which will be released in November 2005.  We are currently developing four titles for release concurrently with the release of the Xbox 360, Tony Hawk’s American Wasteland, Call of Duty 2, Quake IV, and GUN.  Sony and Nintendo recently unveiled their next-generation consoles, the PlayStation 3 and Revolution, respectively, and both are expected to be released in calendar 2006.  Our plan is to have a significant presence at the launch of each new platform while being careful not to move away too quickly from the current generation platforms given their large and still growing installed base.

Our publishing business involves the development, marketing and sale of products directly, by license or through our affiliate label program with certain third-party publishers.  In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, the Netherlands, Australia, Sweden, Canada, and Japan.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries.  Our distribution business consists of operations located in the UK, the Netherlands, and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

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

Our fiscal 2006 “big propositions” include well-established brands, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases.  We have a long-term relationship with Marvel Enterprises through an exclusive licensing agreement.  This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man, X-Men, Fantastic 4, and Iron Man.  Our fiscal 2006 release schedule includes titles based on Marvel’s Spider-Man, Fantastic 4, and X-Men.  In the first quarter of fiscal 2006 we released the video game, Fantastic 4, just prior to the theatrical release of “Fantastic 4.”  In the second quarter of fiscal 2006 we released Ultimate Spider-Man and X-Men Legends 2 in North America with a European release following in the third quarter of fiscal 2006.  In addition, through our licensing agreement with Spider-Man Merchandising, LLP, we will be developing and publishing video games based on Columbia Pictures/Marvel Enterprises, Inc.’s upcoming feature film “Spider-Man 3,” which is expected to be released in May 2007.  We also have an exclusive licensing agreement with professional skateboarder Tony Hawk.  The agreement grants us exclusive rights to develop and publish video games using Tony Hawk’s name and likeness.  Through the second quarter of fiscal 2006, we have released six successful titles in the Tony Hawk franchise with cumulative net revenues of $968.5 million, including THUG 2, which was released in the third quarter of fiscal 2005.  We continued to promote our skateboarding franchise with the October 2005 release of Tony Hawk’s American Wasteland.

We also continue to develop a number of original intellectual properties which are developed and owned by Activision.  For example, in the third quarter of fiscal 2005 we released Call of Duty: Finest Hour, on multiple console platforms.  This title followed two other PC titles based upon this original property, Call of Duty and Call of Duty: United Offensive, and was ranked by NPD Funworld (“NPD”) as one of the top-five best selling games in December 2004.  The title True Crime: Streets of L.A., released in the third quarter of fiscal 2004, is another title based upon original intellectual property.  We expect to develop a variety of games on multiple platforms based on these two original properties including the upcoming third quarter fiscal 2006 releases of Call of Duty 2, Call of Duty 2: Big Red One, and True Crime: New York City.  Furthermore, we will be releasing another original intellectual property, GUN, in the third quarter of fiscal 2006.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises.  For example, we have a multi-year, multi-property, publishing agreement with DreamWorks LLC that grants us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, as well as upcoming computer-animated films “Over the Hedge,” and all of their respective sequels, including “Shrek 3.”   Additionally we have a strategic alliance with Harrah’s Entertainment, Inc. that grants us the exclusive, worldwide interactive rights to develop and publish “World Series of Poker” video games based on the widely popular World Series of Poker Tournament.   We released our first title under this alliance, World Series of Poker, in the second quarter of fiscal 2006.

In addition to acquiring or creating high profile intellectual property, we have also continued our focus on establishing and maintaining relationships with talented and experienced software development teams.  We have strengthened our internal development capabilities through the acquisition of several development companies with talented and experienced teams including, most recently, the acquisitions of Vicarious Visions Inc. in January 2005, Toys For Bob, Inc. in April 2005, and Beenox, Inc. in May 2005.  We have development agreements with other top-level, third-party developers such as id Software and Lionhead Studios.

We are utilizing these developer relationships, new intellectual property acquisitions, new original intellectual property creations, and our existing library of intellectual property to further focus our game development on product lines that will deliver significant, lasting and recurring revenues, and operating profits.

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

Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence.  In determining the appropriate unit shipments to our customers, we benchmark our titles using historical and industry data.  We closely monitor and analyze the historical performance of our various titles, the performance of products released by other publishers and the anticipated timing of other releases in order to assess future demands of current and upcoming titles.  Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets but at the same time, are controlled to prevent excess inventory in the channel.

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.  Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  performance of titles, performance of titles in similar genre, performance of hardware platform, performance of brand, marketing trade programs, console hardware life cycle, weeks of on-hand retail channel inventory, including seasonality, quantity of inventory on-hand in the channel, the title’s recent sell-through history, theatrical movie release (if applicable), game ranking, Activision sales force and retail customer feedback, market research conducted by Activision, seasonality, competing titles, and industry pricing.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Based upon historical experience we believe our estimates are reasonable.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.

Similarly, management must make estimates of the uncollectibility of our accounts receivable.  In estimating the allowance for doubtful accounts, we analyze the age of current outstanding account balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customers’ payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance.  Any significant changes in any of these criteria would affect management’s estimates in establishing our allowance for doubtful accounts.

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

We account for software development costs in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle.  Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of cost of sales — software royalties and amortization, capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  Criteria used to evaluate expected product performance include:  historical performance of comparable products using comparable technology and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

Intellectual Property Licenses.  Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, or other intellectual property or proprietary rights in the development of our products.  Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product.

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis.  The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of cost of sales — intellectual property licenses, capitalized intellectual property costs when we believe such amounts are not recoverable.  Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income (loss) by business segment (amounts in thousands):

	Three months ended September 30,				Six months ended September 30,
	2005		2004		2005		2004

Net revenues	$222,540	100%	$310,626	100%	$463,633	100%	$521,902	100%

Costs and expenses:
Cost of sales – product costs	112,582	51	123,177	40	249,336	54	212,265	41
Cost of sales – software royalties and amortization	20,427	9	46,363	15	35,003	8	58,646	11
Cost of sales – intellectual property licenses	8,449	4	17,551	6	29,389	6	35,199	7
Product development	28,072	13	19,881	6	45,874	10	40,986	8
Sales and marketing	56,640	25	53,234	17	102,958	22	94,968	18
General and administrative	22,917	10	15,762	5	41,068	9	29,447	5

Total costs and expenses	249,087	112	275,968	89	503,628	109	471,511	90

Operating income (loss)	(26,547)	(12)	34,658	11	(39,995)	(9)	50,391	10

Investment income, net	6,330	3	2,645	1	13,678	3	4,757	1

Income before income tax provision (benefit)	(20,217)	(9)	37,303	12	(26,317)	(6)	55,148	11

Income tax provision (benefit)	(6,975)	(3)	11,760	4	(9,490)	(2)	17,648	4

Net income (loss)	$(13,242)	(6)%	$25,543	8%	$(16,827)	(4)%	$37,500	7%

Net Revenues by Territory:
North America	$111,904	50%	$157,705	51%	$224,224	48%	$282,896	54%
Europe	104,698	47	141,019	45	224,679	49	219,120	42
Other	5,938	3	11,902	4	14,730	3	19,886	4

Total net revenues	$222,540	100%	$310,626	100%	$463,633	100%	$521,902	100%

Net Revenues by Segment/Platform Mix Publishing:
Console	$108,025	48%	$145,542	47%	$250,387	54%	$264,669	51%
Hand-held	44,287	20	23,669	8	69,618	15	42,099	8
PC	15,095	7	97,184	31	40,953	9	121,279	23
Total publishing net revenues	167,407	75	266,395	86	360,958	78	428,047	82

Distribution:
Console	29,848	13	29,929	10	67,936	15	69,123	13
Hand-held	19,167	9	3,556	1	23,075	5	7,211	1
PC	6,118	3	10,746	3	11,664	2	17,521	4

Total distribution net revenues	55,133	25	44,231	14	102,675	22	93,855	18

Total net revenues	$222,540	100%	$310,626	100%	$463,633	100%	$521,902	100%

Operating Income (loss) by Segment:
Publishing	$(27,580)	(12)%	$31,609	10%	$(41,489)	(9)%	$47,503	9%
Distribution	1,033	—	3,049	1	1,494	—	2,888	1

Total operating income (loss)	$(26,547)	(12)%	$34,658	11%	$(39,995)	(9)%	$50,391	10%

Results of Operations – Three and Six Months Ended September 30, 2005 and 2004

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS2, Xbox, and GameCube), PCs, and hand-held game devices (such as the GBA, NDS, and PSP).  We also derive revenue from our distribution business in Europe that provides logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended September 30, 2005 and 2004 (in thousands):

	Three Months ended September 30,		Increase/	Percent
	2005	2004	(Decrease)	Change
Publishing Net Revenues
North America	$111,904	$157,705	$(45,801)	(29)%
Europe	49,565	96,788	(47,223)	(49)%
Other	5,938	11,902	(5,964)	(50)%
Total International	55,503	108,690	(53,187)	(49)%
Total Publishing Net Revenues	167,407	266,395	(98,988)	(37)%
Distribution Net Revenues	55,133	44,231	10,902	25%
Consolidated Net Revenues	$222,540	$310,626	$(88,086)	(28)%

Consolidated net revenues decreased 28% from $310.6 million for the three months ended September 30, 2004 to $222.5 million for the three months ended September 30, 2005.  This decrease was incurred in our publishing business and was due to the following:

•                  More and larger franchise titles were released in the second quarter of fiscal 2005 including Doom 3, Dreamworks’ Shark Tale, the North American release of X-Men Legends, and the International release of Spider-Man 2.  This compares to the second quarter of fiscal 2006 where major releases were X-Men Legends 2 and Ultimate Spider-Man, both of which released in late September in North America.  In September 2005, we also launched World Series of Poker and in Europe we released Fantastic 4, as well as PSP versions of Tony Hawk’s Underground 2 Remix and Spider-Man 2 coinciding with the launch of the PSP hardware.

•                  Catalog sales for the three months ended September 30, 2005 decreased $27.2 million over the same period last year due to particularly strong performance of our catalog titles in the second quarter of fiscal 2005. Our catalog titles in the second quarter of fiscal 2005 included Shrek 2 and, in North America, Spider-Man 2, which was the number one selling game in the U.S. and U.K. for the month of July 2005.  This compares to catalog sales from our first quarter fiscal 2006 movie supported releases of Fantastic 4, in North America, and Madagascar, which continues to sell well.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the six months ended September 30, 2005 and 2004 (in thousands):

	Six Months ended September 30,		Increase/	Percent
	2005	2004	(Decrease)	Change
Publishing Net Revenues
North America	$224,224	$282,896	$(58,672)	(21)%
Europe	122,004	125,265	(3,261)	(3)%
Other	14,730	19,886	(5,156)	(26)%
Total International	136,734	145,151	(8,417)	(6)%
Total Publishing Net Revenues	360,958	428,047	(67,089)	(16)%
Distribution Net Revenues	102,675	93,855	8,820	9%
Consolidated Net Revenues	$463,633	$521,902	$(58,269)	(11)%

Consolidated net revenues decreased 11% from $521.9 million for the six months ended September 30, 2004 to $463.6 million for the six months ended September 30, 2005.  This decrease occurred in our publishing business.  The decrease in consolidated net revenues was due to the following:

•                  For the six months ended September 30, 2004, we had a more robust lineup of new releases compared to the six months ended September 30, 2005.  Our fiscal 2006 title release slate is more heavily weighted to our fiscal third quarter.  In the six months ended September 30, 2004 we released eight major titles including Spider-Man 2, Shrek 2, Doom 3, Call of Duty: United Offensive, Rome: Total War, X-Men Legends, Dreamworks’ Shark Tale, and Cabela’s Deer Hunt 2005 Season.  Sales of these titles outperformed the five major titles released in the first six months of fiscal 2006, Doom 3 for the Xbox, Fantastic 4, Madagascar, and, in North America, Ultimate Spider-Man and X-Men Legends 2.

•                  International publishing and distribution net revenues benefited from the strong year over year strengthening of the EUR, GBP, and AUD in relation to the U.S. Dollar.  Foreign exchange rates increased reported net revenues by approximately $3.5 million for the six-months ended September 30, 2005.  Excluding the impact of changing foreign currency rates, our international net revenues decreased 1% year over year.

Offset by:

•                  An increase of 9% in distribution net revenues for the six months ended September 30, 2005 from the prior fiscal year, from $93.9 million to $102.7 million.  The increase was primarily due to the European release of the PSP resulting in a significant upswing in hardware and software sales.

North America Publishing Net Revenues (in thousands)

		% of Consolidated		% of Consolidated
	September 30, 2005	Net Revenues	September 30, 2004	Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$111,904	50%	$157,705	51%	$(45,801)	(29)%
Six Months Ended	224,224	48%	282,896	54%	(58,672)	(21)%

Domestic publishing net revenues decreased 29% from $157.7 million for the three months ended September 30, 2004, to $111.9 million for the three months ended September 30, 2005.  The decrease primarily reflects our strong fiscal 2005 second quarter lineup which compares to the limited number of releases in the second quarter of fiscal 2006.  In addition, although our catalog titles for the quarter ended September 30, 2005, which included Madagascar and Fantastic 4, performed well, revenues were lower when compared to our catalog titles in the quarter ended September 30, 2004, which included two of our top-selling titles, Spider-Man 2 and Shrek 2.

For the six months ended September 30, 2005, domestic publishing net revenues decreased 21% from $282.9 million at September 30, 2004 to $224.2 million.  The decrease reflects an overall decrease in the number of mainline releases from eight to five in the first six months of fiscal 2005 compared to the first six months of 2006 combined with the particularly strong performance of our second quarter fiscal 2005 titles.

International Publishing Net Revenues (in thousands)

		% of Consolidated		% of Consolidated
	September 30, 2005	Net Revenues	September 30, 2004	Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$55,503	25%	$108,690	35%	$(53,187)	(49)%
Six Months Ended	136,734	29%	145,151	28%	(8,417)	(6)%

International publishing net revenues decreased by 49% from $108.7 million for the three months ended September 30, 2004, to $55.5 million for the three months ended September 30, 2005.  In the second quarter of fiscal 2005, international publishing saw particularly strong results from our releases of Spider-Man 2 and Doom 3, which compares to the release of Fantastic 4 in the second quarter of fiscal 2006 which had limited success in our European territories.  The decrease was partially offset by the introduction of the PSP in Europe and the corresponding releases of Tony Hawk’s Underground 2 Remix, Spider-Man 2, and an affiliate title for the PSP.

International publishing net revenues decreased by 6% from $145.2 million for the six months ended September 30, 2004, to $136.7 million for the six months ended September 30, 2005.  In the first six months of fiscal 2005, international publishing saw particularly strong results from the releases of Shrek 2, Spider-Man 2, and Doom 3 in comparison to the fiscal 2006 releases of Madagascar and Fantastic 4 and the PSP releases of Tony Hawk’s Underground 2 Remix, Spider-Man 2, and an affiliate title.  The year over year decrease seen in the second quarter of fiscal 2006 discussed above was partially offset by an increase year over year in the first quarter of fiscal 2006 led by the strong performance of our affiliate title, LucasArts’ Star Wars: Episode III Revenge of the Sith.  In addition, there was a positive strengthening of the EUR, GBP, and AUD in relation to the U.S. Dollar of approximately $2.7 million for the six months ended September 30, 2005 compared to the six months ended September 30, 2004.  Excluding the impact of changing foreign currency rates, our international publishing net revenues decreased 8% year over year.

Publishing Net Revenues by Platform (in thousands)

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the three months ended September 30, 2005 and 2004 (in thousands):

	Quarter Ended	% of	Quarter Ended	% of
	September 30,	Publishing	September 30,	Publishing	Increase/	Percent
	2005	Net Revs.	2004	Net Revs.	(Decrease)	Change
Publishing Net Revenues

PC	$15,095	9%	$97,184	36%	$(82,089)	(84)%

Console
PlayStation 2	64,658	39%	87,762	33%	(23,104)	(26)%
Microsoft Xbox	25,353	15%	36,763	14%	(11,410)	(31)%
Nintendo GameCube	17,904	11%	20,717	8%	(2,813)	(14)%
Other	110	—%	300	—%	(190)	(63)%
Total Console	108,025	65%	145,542	55%	(37,517)	(26)%

Hand-held	44,287	26%	23,669	9%	20,618	87%

Total Publishing Net Revenues	$167,407	100%	$266,395	100%	$(98,988)	(37)%

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the six months ended September 30, 2005 and 2004 (in thousands):

	Six Months Ended	% of	Six Months Ended	% of
	September 30,	Publishing	September 30,	Publishing	Increase/	Percent
	2005	Net Revs.	2004	Net Revs.	(Decrease)	Change
Publishing Net Revenues

PC	$40,953	11%	$121,279	28%	$(80,326)	(66)%

Console
PlayStation 2	130,142	36%	156,466	37%	(26,324)	(17)%
Microsoft Xbox	91,960	26%	62,599	15%	29,361	47%
Nintendo GameCube	28,045	8%	44,469	10%	(16,424)	(37)%
Other	240	—%	1,135	—%	(895)	(79)%
Total Console	250,387	70%	264,669	62%	(14,282)	(5)%

Hand-held	69,618	19%	42,099	10%	27,519	65%

Total Publishing Net Revenues	$360,958	100%	$428,047	100%	$(67,089)	(16)%

Personal Computer Net Revenues (in thousands)

	September 30,	% of Publishing	September 30,	% of Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$15,095	9%	$97,184	36%	$(82,089)	(84)%
Six Months Ended	40,953	11%	121,279	28%	(80,326)	(66)%

Net revenues from sales of titles for the PC decreased 84% from $97.2 million for the three months ended September 30, 2004 to $15.1 million for the three months ended September 30, 2005.  The decrease was attributed entirely to the release of two highly successful PC exclusive titles, Doom 3 and Rome: Total War in the second quarter of fiscal 2005 compared to no PC exclusive titles released in the second quarter of fiscal 2006.

Net revenues from sales of titles for the PC decreased 66% from $121.3 million for the six months ended September 30, 2004 to $41.0 million for the six months ended September 30, 2005.  As described above, the decrease was primarily related to the releases of Doom 3 and Rome: Total War in the second quarter of fiscal 2005.  The decrease was partially offset by continued strong sales in the first half of fiscal 2006 of catalog titles Rome: Total War and the Call of Duty brand as well the fiscal 2006 releases of Doom 3: Resurrection of Evil and Madagascar.

We expect fiscal 2006 PC publishing net revenues as a percentage of total publishing revenues to decrease from the prior fiscal year as there were three strong performing PC exclusive releases in the prior fiscal year, Call of Duty: United Offensive, Doom 3, and Rome: Total War compared to the planned releases of two major PC titles, The Movies and Quake IV in fiscal 2006.

PlayStation 2 Net Revenues (in thousands)

	September 30,	% of Publishing	September 30,	% of Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$64,658	39%	$87,762	33%	$(23,104)	(26)%
Six Months Ended	130,142	36%	156,466	37%	(26,324)	(17)%

Net revenues from sales of titles for the PS2 decreased 26% from $87.8 million for the three months ended September 30, 2004 to $64.7 million for the three months ended September 30, 2005.  The decrease was attributed to the timing of our fiscal 2006 slate of titles in comparison to our fiscal 2005 slate of titles.  In the second quarter of fiscal 2005 we experienced a significant portion of our revenues from our top selling PS2 title for the quarter, Spider-Man 2, which was released at the end of the first quarter in North America and early in the second quarter internationally.  This compares to the timing of our two top selling PS2 titles for the second quarter of fiscal 2006, Ultimate Spider-Man and X-Men Legends 2, which were both released toward the end of the quarter in North America only and therefore accounted for significantly less revenues than Spider-Man 2 did in the second quarter of fiscal 2005.

Net revenues from sales of titles for the PS2 decreased 17% from $156.5 million for the six months ended September 30, 2004 to $130.1 million for the six months ended September 30, 2005.  The decrease was driven mainly by the second quarter releases discussed above combined with an $8 wholesale pricing difference on Madagascar compared to Shrek 2, our children’s title releases for the first quarter of fiscal 2006 and 2005, respectively.

We expect our fiscal 2006 revenues from the sales of titles for the PS2 to increase over the previous fiscal year due to a stronger slate of third quarter titles including GUN, True Crime: New York City, Call of Duty 2: Big Red One, Shrek Super-Slam, and Tony Hawk’s American Wasteland.

Microsoft Xbox Net Revenues (in thousands)

	September 30,	% of Publishing	September 30,	% of Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$25,353	15%	$36,763	14%	$(11,410)	(31)%
Six Months Ended	91,960	26%	62,599	15%	29,361	47%

Net revenues from sales of titles for the Xbox decreased 31% from $36.8 million for the three months ended September 30, 2004 to $25.4 million for the three months ended September 30, 2005.  The decrease is due to the timing of our slate of new releases quarter over quarter.  In the second quarter of fiscal 2006, our top two Xbox titles in terms of net revenues, Ultimate Spider-Man and X-Men Legends 2, were released in the last week of the quarter.  This compares to our top revenue title for the second quarter of fiscal 2005, Spider-Man 2, which was released late in the first quarter in North America and early in the second quarter internationally.

Net revenues from sales of titles for the Xbox increased 47% from $62.6 million for the six months ended September 30, 2004 to $92.0 million for the six months ended September 30, 2005.  The increase was driven by the strong first quarter performance of our Xbox exclusive release of Doom 3 with additional revenues coming from the releases of Fantastic 4, LucasArts’ Star Wars: Episode III Revenge of the Sith, Madagascar, and the North American releases of X-Men Legend 2 and Ultimate Spider-Man.  This compares to the releases of Spider-Man 2, Shrek 2, X-Men Legends, and Dreamworks’ Shark Tale in the first six months of fiscal 2005.  Although Spider-Man 2, Shrek 2, and Dreamworks’ Shark Tale reflected solid sales in both the domestic and international markets, they compare to Doom 3 for the Xbox which was more focused toward the demographic of the Xbox.  The increase was partially offset by lower initial pricing on Madagascar and the timing of our second quarter fiscal 2006 releases in comparison to our second quarter fiscal 2005 releases as discussed above.

We expect our fiscal 2006 revenues from the sales of titles for the Xbox to increase over the previous fiscal year due to a stronger slate of third quarter titles including GUN, True Crime: New York City, Call of Duty 2: Big Red One, Shrek Super-Slam, and Tony Hawk’s American Wasteland.  Given the significant installed base of the current generation Xbox, we anticipate strong Xbox sales in fiscal 2006 despite the release of the next generation Xbox 360.  We also expect the introduction of the next generation Xbox 360 in November to provide significant opportunity.  We anticipate releasing Quake IV, Tony Hawk’s American Wasteland, Call of Duty 2, and GUN concurrently with the release of the Xbox 360.  We plan on releasing titles for the Xbox 360 at a $10 retail price increase over current generation titles.

Nintendo GameCube Net Revenues (in thousands)

	September 30,	% of Publishing	September 30,	% of Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$17,904	11%	$20,717	8%	$(2,813)	(14)%
Six Months Ended	28,045	8%	44,469	10%	(16,424)	(37)%

Net revenues from sales of titles for the Nintendo GameCube decreased 14% from $20.7 million for the three months ended September 30, 2004 to $17.9 million for the three months ended September 30, 2005.   The decrease is due to our fiscal 2006 North American second quarter releases for the GameCube of Ultimate Spider-Man, X-Men Legends 2, and, internationally, Fantastic 4, as compared to the strong second quarter fiscal 2005 performance of Spider-Man 2, Dreamworks’ Shark Tale, and LucasArts’ Jedi Knight: Jedi Academy.  These titles performed particularly well as they were targeted toward the demographic of the GameCube audience.  Further contributing to the decrease was the timing of our fiscal 2006 second quarter releases.

Net revenues from sales of titles for the Nintendo GameCube decreased 37% from $44.5 million for the six months ended September 30, 2004 to $28.0 million for the six months ended September 30, 2005.  The overall decrease is due to lower initial pricing of our childrens’ title releases of Madagascar in the first quarter of fiscal 2006 as compared to Shrek 2 in the first quarter of fiscal 2005.  In addition, as our first half fiscal 2005 GameCube releases were highly consistent with the demographic of the GameCube audience they performed particularly well on this platform in relation to our first half fiscal 2006 releases of Ultimate Spider-Man, X-Men Legends 2, Fantastic 4, and Madagascar.

We expect fiscal 2006 net revenues from the sales of titles for the GameCube as a percentage of publishing net revenues to remain relatively consistent with the previous fiscal year as our slate of third quarter fiscal 2006 releases is less focused toward the demographic of the GameCube audience as compared to other platforms.

Hand-Held (in thousands)

	September 30,	% of Publishing	September 30,	% of Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$44,287	26%	$23,669	9%	$20,618	87%
Six Months Ended	69,618	19%	42,099	10%	27,519	65%

Net revenues from sales of titles for hand-held platforms for the three months ended September 30, 2005 increased 87% from the prior fiscal year, from $23.7 million to $44.3 million.  The increase is primarily due to the release of three PSP titles in Europe, Spider-Man 2, Tony Hawk’s Underground 2: Remix, and an affiliate title concurrent with the European release of the PSP platform.  In addition, we saw particularly strong performance of World Series of Poker on the PSP, Ultimate Spider-Man and Madagascar on the NDS and GBA, and the release of four 2-for-1 GBA catalog title combos, which include two games repackaged on a single cartridge.

Net revenues from sales of titles for hand-held platforms for the six months ended September 30, 2005 increased 65% from the prior fiscal year, from $42.1 million to $69.6 million.  The increase is mainly due to the worldwide introductions of the NDS and PSP hand-held platforms.  Although the number of titles released year over year remained relatively consistent, we were able to sell these titles over three hand-held platforms compared to just one in the first half of fiscal 2005.  In addition, titles for the PSP have a higher retail pricing point of $49.99 which compares to no titles released at the $49.99 pricing point in the first half of fiscal 2005.

With the worldwide introduction of the NDS and PSP hand-held platforms and the expected corresponding increase in the number of titles across gaming platforms released year over year, we expect that revenues from hand-helds will continue to increase versus fiscal 2005.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base and the introduction of new hardware platforms, as well as the performance of key product releases from our product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base.  We expect net revenues from hand-held titles to remain the smallest component of our publishing net revenues.  However, with the recent release of the NDS and PSP platforms, we expect to see a continued increase in our hand-held business in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful titles.  For example, for the three months ended September 30, 2005, 27% of our consolidated net revenues and 35% of worldwide publishing net revenues were derived from our Ultimate Spider-Man and X-Men Legends 2 titles.  For the six months ended September 30, 2005, 23% of our consolidated net revenues and 29% of worldwide publishing net revenues were derived from our Madagascar and Fantastic 4 titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a

disproportionate amount of operating income being derived from these select titles.   We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Three factors that could affect future publishing and distribution net revenues performance are console hardware pricing, software pricing and transitions in console platforms.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Price cuts on Xbox, PS2, and GBA hardware were announced in March, May, and September 2004, respectively.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  While we expect console software launch pricing for most genres to hold at $49.99 through the calendar 2005 holidays, we believe we could see additional software price declines thereafter.  Additionally, when new console platforms are announced or introduced into the market, such as the upcoming November release of the Xbox 360, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available.  During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance.

Distribution Net Revenues (in thousands)

	September 30,	% of Consolidated	September 30,	% of Consolidated	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$55,133	25%	$44,231	14%	$10,902	25%
Six Months Ended	102,675	22%	93,855	18%	8,820	9%

Distribution net revenues for the three months ended September 30, 2005 increased 25% from the prior fiscal year, from $44.2 million to $55.1 million.  The increase was primarily due to the European release of the PSP platform resulting in stronger than anticipated performance of PSP hardware and software sales.   This was partially offset by the impact of a weaker EUR and GBP in relation to the U.S. dollar during the quarter of $0.7 million.  Excluding the impact of the changing foreign currency rates, our distribution net revenues increased 26% year over year.

Distribution net revenues for the six months ended September 30, 2005 increased 9% from the prior fiscal year, from $93.9 million to $102.7 million.  Consistent with above, the increase was primarily due to the European release of the PSP resulting in a significant upswing in hardware and software sales.  This was partially offset by a slight decrease in business related to third party publishers.  In addition, there was a positive impact from stronger EUR and GBP in relation to the U.S. Dollar for the six months ended September 30, 2005 of $0.8 million.  Excluding the impact of the changing foreign currency rates, our distribution net revenues increased 9% year over year.

The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms, our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers and the success of third-party published titles.  We are expecting our fiscal 2006 distribution revenues to be in line with fiscal 2005 due mainly to shifting product mix.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

	September 30,	% of Consolidated	September 30,	% of Consolidated	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$112,582	51%	$123,177	40%	$(10,595)	(9)%
Six Months Ended	249,336	54%	212,265	41%	37,071	17%

Cost of sales – product costs represented 51% and 40% of consolidated net revenues for the three months ended September 30, 2005 and 2004, respectively.  In absolute dollars, cost of sales – product costs decreased 9% which is consistent with the decrease in sales volume in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005.  The primary factors affecting the increase in the cost of sales – product costs as a percentage of consolidated net revenues for the second quarter of fiscal 2006 are:

•                  A shift in the product mix versus the second quarter of fiscal 2005.  PC revenues represented 36% of publishing revenues in the second quarter of fiscal 2005 compared to 9% in second quarter of fiscal 2006.  PC titles typically have significantly lower product costs associated with them.

•                  An increase in the percentage of consolidated net revenues provided by our distribution business from 14% in the second quarter of fiscal 2005 to 25% in the second quarter of fiscal 2006.  Our distribution segment is a lower margin business than our publishing segment.  In addition, distribution revenues from hardware sales increased from 12% in the second quarter of fiscal 2005 to 20% in the second quarter of fiscal 2006.  Hardware sales carry a lower margin than software sales.

Cost of sales – product costs represented 54% and 41% of consolidated net revenues for the six months ended September 30, 2005 and 2004, respectively.  In absolute dollars, cost of sales – product costs increased 17% as compared to the first six months of fiscal 2005.  The primary factors affecting the increases in the cost of sales – product costs in both absolute dollars and as a percentage of consolidated net revenues are:

•                  Heavy sales volume in our European territories of LucasArts’ Star Wars: Episode III Revenge of the Sith.  LucasArts’ titles are part of our affiliate label program and carry a significantly higher product cost than Activision developed titles.

•                  Reduced pricing on a number of catalog titles as well as an $8 wholesale pricing difference on Madagascar compared to Shrek 2.

•                  A shift in the product mix versus the first six months of fiscal 2005.  PC revenues represented 28% of publishing revenues in the first half of fiscal 2005 compared to 11% in the first half of fiscal 2006.  PC titles typically have significantly lower product costs associated with them.

•                  An increase in the percentage of consolidated net revenues provided by our distribution business from 18% in the first half of fiscal 2005 to 22% in the first half of fiscal 2006.  Our distribution segment is a lower margin business than our publishing segment.

We expect cost of sales – product costs as a percentage of net revenues to decrease for the remainder of the year as LucasArts’ titles will comprise a lower percentage of our overall revenues and a lower percentage of revenues will be generated from our distribution business for the rest of fiscal 2006.  We also expect to benefit from higher retail pricing on our titles for the upcoming launch of the Xbox 360.

Cost of Sales – Software Royalties and Amortization (in thousands)

		% of		% of
	September 30,	Publishing	September 30,	Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$20,427	12%	$46,363	17%	$(25,936)	(56)%
Six Months Ended	35,003	10%	58,646	14%	(23,643)	(40)%

Cost of sales – software royalties and amortization as a percentage of publishing net revenues decreased from 17% for the three months ended September 30, 2004 to 12% for the three months ended September 30, 2005.  In absolute dollars, cost of sales – software royalties and amortization for the three months ended September 30, 2005 decreased from the prior fiscal year, from $46.4 million to $20.4 million or 56%.  The decreases in both the percentage of publishing net revenues and in absolute dollars is mainly due to the fiscal 2005 second quarter release of Doom 3, which was our top selling title that quarter and carried a significantly higher royalty rate than most of our products.  Further contributing to the decrease in absolute dollars was the overall decrease in sales quarter over quarter.

Cost of sales – software royalties and amortization as a percentage of publishing net revenues decreased from 14% for the six months ended September 30, 2004 to 10% for the six month ended September 30, 2005.  In absolute dollars, cost of sales – software royalties and amortization for the six months ended September 30, 2005 decreased $23.6 million from the prior fiscal year, from $58.6 million for the six months ended September 30, 2004 to $35.0 million.  This decrease is due primarily to the fiscal 2005 second quarter release of Doom 3, as discussed above.

Cost of Sales – Intellectual Property Licenses (in thousands)

		% of		% of
	September 30,	Publishing	September 30,	Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$8,449	5%	$17,551	7%	$(9,102)	(52)%
Six Months Ended	29,389	8%	35,199	8%	(5,810)	(17)%

Cost of sales – intellectual property licenses for the three months ended September 30, 2005 decreased in absolute dollars by 52% from $17.6 million for the three months ended September 30, 2004 to $8.4 million for the three months ended September 30, 2005 while the percentage of cost of sales – intellectual property licenses to publishing net revenues also decreased from 7% to 5%.  The decreases are mainly due to the decrease in overall sales volumes quarter over quarter related to the timing of release of titles with associated intellectual property as discussed above.  Lastly, in the second quarter of fiscal 2006, we received a one-time benefit due to the settlement of an intellectual property claim.

Cost of sales – intellectual property licenses for the six months ended September 30, 2005 decreased in absolute dollars by 17% from $35.2 million for the six months ended September 30, 2004 to $29.4 million for the six months ended September 30, 2005 while the percentage of cost of sales – intellectual property licenses to publishing net revenues remained consistent at 8%.  The decrease is consistent with the decrease in the overall sales volume for the first half of fiscal 2006 compared to the first half of fiscal 2005.

We expect cost of sales – intellectual property licenses as a percentage of publishing net revenues to be in line with fiscal 2005.

Product Development (in thousands)

		% of		% of
	September 30,	Publishing	September 30,	Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$28,072	17%	$19,881	7%	$8,191	41%
Six Months Ended	45,874	13%	40,986	10%	4,888	12%

Product development expenses for the three months ended September 30, 2005 increased as a percentage of publishing net revenues as compared to the three months ended September 30, 2004, from 7% to 17%. In absolute dollars, product development expenses for the three months ended September 30, 2005 increased approximately $8.2 million compared to the three months ended September 30, 2004, from $19.9 million to $28.1 million.

Product development expenses for the six months ended September 30, 2005 increased as a percentage of publishing net revenues as compared to the six months ended September 30, 2004, from 10% to 13%. In absolute dollars, product development expenses for the six months ended September 30, 2005 increased approximately $4.9 million compared to the six months ended September 30, 2004, from $41.0 million to $45.9 million.

The increases for both the three and six month periods ending September 30, 2005 compared to the three and six month periods ending September 30, 2004 are due to:

•                  An overall increase in the number of titles under development including more technologically advanced titles, which incur more development costs per title, and costs incurred for titles for next generation consoles prior to their meeting capitalization requirements.  We plan on releasing titles for the Xbox 360 at a $10 retail price increase over current generation titles.

•                  An increase in internal studio capabilities and the corresponding increase in the number of titles being developed internally.

•                  Increased outside developer fees related to voice-overs, localization, and music for an increased number of titles.

•                  Increased quality assurance costs to support an increased number of titles in development across more platforms.

Sales and Marketing (in thousands)

		% of		% of
	September 30,	Consolidated	September 30,	Consolidated	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$56,640	25%	$53,234	17%	$3,406	6%
Six Months Ended	102,958	22%	94,968	18%	7,990	8%

Sales and marketing expenses of $56.6 million and $53.2 million represented 25% and 17% of consolidated net revenues for the three months ended September 30, 2005 and 2004, respectively.  The increases both in absolute dollars and as a percentage of net revenues were primarily generated by our publishing business as a result of increases in sales and marketing headcount to support European expansion and customer growth strategies combined with increased promotional expenses related to our fiscal 2006 product slate.

Sales and marketing expenses increased 8% from $95.0 million and 18% of consolidated net revenues for the six months ended September 30, 2004 to $103.0 million and 22% of consolidated net revenues for the six months ended September 30, 2005.  The increases both in absolute dollars and as a percentage of net revenues were primarily generated by our publishing business as a result of continuing significant investment in marketing programs provided in support of our first half fiscal 2006 title releases, Doom 3 for the Xbox, Ultimate Spider-Man, X-Men Legends 2, Madagascar, and Fantastic 4.  In addition, we experienced increases in sales and marketing headcount to support European expansion and customer growth strategies combined with increased promotional expenses related to our fiscal 2006 product slate.

We expect to continue to provide significant marketing support for our future “big proposition” titles in launch and subsequent quarters.  Accordingly, we expect fiscal 2006 sales and marketing costs to increase in relation to fiscal 2005 spending levels.

General and Administrative (in thousands)

		% of		% of
	September 30,	Consolidated	September 30,	Consolidated	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$22,917	10%	$15,762	5%	$7,155	45%
Six Months Ended	41,068	9%	29,447	5%	11,621	39%

General and administrative expenses for the three months ended September 30, 2005 increased $7.2 million over the same period last year, from $15.8 million to $22.9 million.  As a percentage of consolidated net revenues, general and administrative expenses increased from 5% to 10% for the three months ended September 30, 2004 and 2005, respectively.   The increase in absolute dollars was primarily due to an increase in personnel costs related to increased headcount to support expanding operations, increased outside professional fees, an increase in bad debt reserves, and foreign currency transaction losses incurred by our European publishing business due to the strengthening of the U.S. Dollar and EUR against the GBP.   The increase as a percentage of consolidated net revenues is due to the combination of the increases discussed and the decreased sales volume in the second quarter of fiscal 2006 in comparison to the second quarter of fiscal 2005.

For the six months ended September 30, 2005, general and administrative expenses increased $11.6 million or 39% over the same period last year, from $29.4 million to $41.1 million.  As a percentage of consolidated net revenues, general and administrative expenses increased from 5% to 9%.  Consistent with the above, the increase is due to higher personnel costs related to increased headcount to support expanding operations, increased outside professional fees, an increase in bad debt reserves, and in foreign currency transaction losses incurred by our European publishing business due to the strengthening of the U.S. Dollar and EUR against the GBP.  The increase as a percentage of consolidated net revenues is due mainly to the significant decrease in sales volume.

Operating Income (Loss) (in thousands)

		% of		% of
	September 30,	Segment	September 30,	Segment	Increase/	Percent
	2005	Net Revs.	2004	Net Revs.	(Decrease)	Change

Three Months Ended
Publishing	$(27,580)	(16)%	$31,609	12%	$(59,189)	(187)%
Distribution	1,033	2%	3,049	7%	(2,016)	(66)%
Consolidated	$(26,547)	(12)%	$34,658	11%	$(61,205)	(177)%

Publishing operating income (loss) for the three months ended September 30, 2005 decreased $59.2 million or 187% from the same period last year, from income of $31.6 million to a loss of $27.6 million while the percentage of operating income to segment revenues decreased from 12% to (16%).  The impact of changes in foreign currency rates did not have a material impact on international publishing operating income for the three months ended September 30, 2005. This decrease is primarily due to:

•                  A shift in the timing of releases quarter over quarter causing a decrease in revenues.

•                  The decrease in the percentage of operating income to segment revenues is due mainly to increasing costs of sales - product costs due to a smaller percentage of revenues derived from PC titles as well as a larger percentage of revenues derived from LucasArts’ titles as discussed above.

•                  Increased operating expenditures to support title releases, increased headcount to support company growth, and costs of European expansion.

Distribution operating income for the three months ended September 30, 2005 decreased by $2.0 million over the same period last year, from $3.0 million to $1.0 million.  This decrease is primarily due to a shift in the mix of hardware versus software sales due to the introduction of the PSP platform in Europe.  Hardware tends to be a lower margin business.  The impact of changes in foreign currency rates did not have a material impact on distribution operating income for the three months ended September 30, 2005.

		% of		% of
	September 30,	Segment	September 30,	Segment	Increase/	Percent
	2005	Net Revs.	2004	Net Revs.	(Decrease)	Change

Six Months Ended
Publishing	$(41,489)	(11)%	$47,503	11%	$(88,992)	(187)%
Distribution	1,494	1%	2,888	3%	(1,394)	(48)%
Consolidated	$(39,995)	(9)%	$50,391	10%	$(90,386)	(179)%

Publishing operating income (loss) for the six months ended September 30, 2005 decreased $89.0 million from the same period last year, from income of $47.5 million to a loss of $41.5 million.  Changes in foreign currency rates related to the year over year weakening of the EUR, GBP, and AUD in relation to the U.S. dollar did not have a material impact on publishing operating income.  This decrease is primarily due to:

•                  A shift in the timing of releases quarter over quarter causing a decrease in revenues.

•                  The decrease in the percentage of operating income to segment revenues is due mainly to increasing costs of sales - product costs due to a smaller percentage of revenues derived from PC titles as well as a larger percentage of revenues derived from LucasArts’ titles as discussed above.

•                  Lower initial pricing of our top selling title for the first half of fiscal 2006, Madagascar, resulting in lower associated margins.

•                  Increased operating expenditures to support title releases, increased headcount to support company growth, and costs of European expansion.

Distribution operating income for the six months ended September 30, 2005 decreased $1.4 million over the same period last year, from $2.9 million to $1.5 million.  This decrease is primarily due to a shift in the mix of hardware versus software sales from 11% in the first half of fiscal 2005 to 17% in the first half of fiscal 2006 due to the introduction of the PSP platform in Europe combined with the reduced volume of first party business.  Hardware tends to be a lower margin business.  The impact of changes in foreign currency rates did not have a material impact on distribution operating income for the six months ended September 30, 2005.

Investment Income, Net (in thousands)

		% of		% of
	September 30,	Consolidated	September 30,	Consolidated	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$6,330	3%	$2,645	1%	$3,685	139%
Six Months Ended	13,678	3%	4,757	1%	8,921	188%

Investment income, net for the three months ended September 30, 2005 was $6.3 million as compared to $2.6 million for the three months ended September 30, 2004.  Investment income, net for the six months ended September 30, 2005 increased $8.9 million from $4.8 million for the six months ended September 30, 2004 as compared to $13.7 million for the six months ended September 30, 2005.  The increases in both the three and six months ended September 30, 2005 as compared to the three and six months ended September 30, 2004 was primarily due to higher invested balances combined with rising yields and a realized gain in the first quarter of fiscal 2006 of $1.3 million on the sale of an investment in common stock.

Provision (Benefit) for Income Taxes (in thousands)

		% of		% of
	September 30,	Pretax	September 30,	Pretax	Increase/	Percent
	2005	Income	2004	Income	(Decrease)	Change

Three Months Ended	$(6,975)	35%	$11,760	32%	$(18,735)	(159)%
Six Months Ended	(9,490)	36%	17,648	32%	(27,138)	(154)%

The income tax benefit of $7.0 million and $9.5 million for the three months and six months ended September 30, 2005, respectively, reflects our effective income tax rate of 34.5% and 36%, respectively.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were a one-time international tax benefit for the release of certain reserves due to the expiration of a tax statute of limitations, research and development tax credits and the impact of foreign tax rate differentials, offset by an increase in state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Net Income (Loss)

Net loss for the three months ended September 30, 2005 was $13.2 million or loss per share of $0.05, as compared to net income of $25.5 million or $0.09 per diluted share for the three months ended September 30, 2004.

Net loss for the six months ended September 30, 2005 was $16.8 million or $0.06 loss per share, as compared to net income of $37.5 million or $0.14 per diluted share for the six months ended September 30, 2004.

Liquidity and Capital Resources

Sources of Liquidity (in thousands)

	September 30, 2005	March 31, 2005	Increase/ (Decrease)
Cash and cash equivalents	$203,085	$313,608	$(110,523)
Short-term investments	547,174	527,256	19,918
	$750,259	$840,864	$(90,605)

Percentage of total assets	58%	64%

	For the six months ended September 30, 2005	For the six months ended September 30, 2004	Increase/ (Decrease)
Cash flows provided by (used in) operating activities	$(94,268)	$10,710	$(104,978)
Cash flows provided by (used in) investing activities	(39,462)	79,491	(118,953)
Cash flows provided by financing activities	27,364	12,602	14,762

As of September 30, 2005, our primary source of liquidity is comprised of $203.1 million of cash and cash equivalents and $547.2 million of short-term investments.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations.  We have also generated significant cash flows from the issuance of our common stock to employees through the exercise of options which is described in more detail below in “Cash Flows from Financing Activities.”  We have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

In August 2003, we filed with the Securities and Exchange Commission two amended shelf registration statements, including the base prospectuses therein. The first shelf registration statement, on Form S-3, allows us, at any time, to offer any combination of securities described in the base prospectus in one or more offerings with an aggregate initial offering price of up to $500,000,000.  Unless we state otherwise in the applicable prospectus supplement, we expect to use the net proceeds from the sale of the securities for general corporate purposes, including capital expenditures, working capital, repayment or reduction of long-term and short-term debt, and the financing of acquisitions and other business combinations. We may invest funds that we do not immediately require in marketable securities.

The second shelf registration statement, on Form S-4, allows us, at any time, to offer any combination of securities described in the base prospectus in one or more offerings with an aggregate initial offering price of up to $250,000,000 in connection with our acquisition of the assets, business, or securities of other companies whether by purchase, merger, or any other form of business combination.

We believe that we have sufficient working capital ($905.7 million at September 30, 2005), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, and the acquisition of intellectual property rights for future products from third-parties.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution, and marketing of our products, third-party developers and intellectual property holders, and our own employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $68.7 million and $66.3 million in the six months ended September 30, 2005 and 2004, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third-parties, the execution of new license agreements granting us long-term rights to intellectual property of third-parties, as well as product development costs relating to internally developed products.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the six months ended September 30, 2005 and 2004, cash flows provided by (used in) operating activities were $(94.3) million and $10.7 million, respectively.  The principal components comprising cash flows used in operating activities for the six months ended September 30, 2005 included operating results and cash paid for accounts payable and accrued liabilities, and our continued investment in software development and intellectual property licenses offset by amortization of capitalized software development costs and intellectual property licenses and increases in accounts receivable. An analysis of the change in key balance sheet accounts is below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

Cash Flows from Investing Activities

The primary drivers of cash from investing activities typically have included capital expenditures, acquisitions of privately held interactive software development companies and the net effect of purchases and sales/maturities of short-term investment vehicles.  The goal of our short-term investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs, and providing for prudent investment diversification.

For the six months ended September 30, 2005 and 2004, cash flows provided by (used in) investing activities were $(39.5) million and $79.5 million, respectively.  For the six months ended September 30, 2005, cash flows used in investing activities were primarily the result of the increase in restricted cash, which is included in short-term investments, capital expenditures, and cash paid for acquisitions.  We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

Cash Flows from Financing Activities

The primary drivers of cash provided by financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees and the public and the purchase of treasury shares.  We have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

For the six months ended September 30, 2005 and 2004, cash flows from financing activities were $27.4 million and $12.6 million, respectively.  The cash provided by financing activities for the six months ended September 30, 2005 primarily is the result of the issuance of common stock related to employee stock option and stock purchase plans.  During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.   As of September 30, 2005, we had approximately $226.2 million available for utilization under the buyback program.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long-term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases, and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

			Increase/
(amounts in thousands)	September 30, 2005	March 31, 2005	(Decrease)

Gross accounts receivable	$195,601	$178,335	$17,266
Net accounts receivable	116,879	109,144	7,735

The increase in gross accounts receivable was primarily the result of the late quarter North America releases of Ultimate Spider-Man and X-Men Legends 2.  Significant shipments were made to customers in September and the related receivables were not due prior to quarter end.

Reserves for returns, price protection, and bad debt as a percentage of gross accounts receivable was 40% as of September 30, 2005 compared to 39% at March 31, 2005.  Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence in Item 2: Critical Accounting Policies).

Inventories

			Increase/
(amounts in thousands)	September 30, 2005	March 31, 2005	(Decrease)

Inventories	$52,035	$48,018	$4,017

The increase in inventories was the result of the build up of publishing inventory balances to support early Q3 title releases.

Software Development

			Increase/
(amounts in thousands)	September 30, 2005	March 31, 2005	(Decrease)

Software development	$122,891	$91,614	$31,277

Software development was higher at the end of the second quarter of fiscal 2006 as a result of:

•                  Continued investment in software development.  We incurred approximately $59.3 million in the quarter ended September 30, 2005 in connection with the capitalization of product development costs relating to internally developed products as well as amounts paid to third parties for product development.

Partially offset by:

•                  $28.1 million of amortization of capitalized software development cost related mostly to titles released in the first half of fiscal 2006.

Intellectual Property Licenses

			Increase/
(amounts in thousands)	September 30, 2005	March 31, 2005	(Decrease)

Intellectual property licenses	$29,338	$35,726	$(6,388)

Intellectual property licenses were lower at the end of the second quarter of fiscal 2006 as a result of:

•                  $ 15.7 million of amortization of intellectual property licenses related to new title releases in the first two quarters of fiscal 2006.

Partially offset by:

•                  Continued investment in intellectual property licenses.  We spent approximately $ 9.3 million year to date for license agreements granting us long-term rights to intellectual property of third parties.

Accounts Payable

			Increase/
(amounts in thousands)	September 30, 2005	March 31, 2005	(Decrease)

Accounts payable	$90,838	$108,984	$(18,146)

The decrease in accounts payable was primarily the result of lower payables of our distribution business.   As of March 31, 2005, distribution payables were high due to the launch of the NDS in Europe.  This was partially offset by an increase in publishing payables due to inventory purchases to support early Q3 title releases.

Accrued Expenses

			Increase/
(amounts in thousands)	September 30, 2005	March 31, 2005	(Decrease)

Accrued expenses	$85,759	$98,067	$(12,308)

The decrease in accrued expenses was primarily driven by:

•                  Decrease in liabilities related to affiliate label products in our European territories.

•                  Decrease in bonus related accruals due to timing of payment of year end bonuses and a lower accrual for fiscal 2006.

Partially offset by:

•                  Increased income taxes payable as of the end of the second quarter.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.0 million ($14.1 million), including issuing letters of credit, on a revolving basis as of September 30, 2005.  Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary as of September 30, 2005.  The UK Facility bore interest at LIBOR plus 2.0% as of September 30, 2005, is collateralized by substantially all of the assets of the subsidiary and expires in May 2006.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of September 30, 2005, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of September 30, 2005.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of September 30, 2005, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of September 30, 2005.

As of September 30, 2005, we maintained a $20.0 million irrevocable standby letter of credit in North America.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.   At September 30, 2005, the $20.0 million deposit is included in short-term investments as restricted cash.

As of September 30, 2005, our publishing subsidiary located in the UK maintained a GBP 8.0 million ($14.1 million) irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires on July 31, 2006.  As of September 30, 2005, we had EUR 5.9 million ($7.0 million) outstanding against this letter of credit.

Commitments

In the normal course of business, we enter into contractual arrangements with third-parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of September 30, 2005, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility	Developer
	Leases	and IP	Marketing	Total

Fiscal year ending March 31,

2006	$6,624	$19,579	$8,215	$34,418
2007	11,881	11,880	3,535	27,296
2008	8,494	6,525	8,375	23,394
2009	7,329	2,900	—	10,229
2010	6,521	—	—	6,521
Thereafter	26,975	—	—	26,975

Total	$67,824	$40,884	$20,125	$128,833

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

Our Disclosure Committee, which operates under the board approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process.  As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls, and other accounting and disclosure-relevant information.  These quarterly reports are reviewed by certain key corporate finance representatives.  These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee.  Finance representatives also conduct reviews with our senior management team, our internal and external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the Securities and Exchange Commission.  Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis.  As required by applicable regulatory requirements, the Chief Executive Officer, President, and the Chief Financial Officer review and make various certifications regarding the accuracy of our periodic public reports filed with the Securities and Exchange Commission, our disclosure controls and procedures, and our internal control over financial reporting.  With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal controls over financial reporting, and will make refinements as necessary.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  While management continues to evaluate the impact of SFAS No. 123R, we currently believe that the expensing of stock-based compensation will have an impact on our Consolidated Statement of Operations similar to our pro forma disclosure under SFAS 123.

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

On December 15, 2004 the FASB issued Statement No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets — an Amendment of Accounting Principles Board Opinion No. 29.  This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.   SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and correction of errors.

Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle and correction of errors, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

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

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we have disclosed certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  The reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 which is incorporated herein by reference.  The reader is cautioned that we do not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates and foreign currency exchange rates.  Our market risk sensitive instruments are classified as instruments entered into for purposes “other than trading.”  Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in interest rates, foreign currency exchange rates, and the timing of transactions.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of September 30, 2005, our cash equivalents and short-term investments included debt securities of $566.3 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of September 30, 2005 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	3.78%	$39,127	$39,120
Variable rate	3.64%	61,666	61,666

Short-term investments:
Fixed rate	3.54%	$551,622	$547,174

Our short-term investments generally mature between three months and thirty months.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly EUR, GBP, and AUD. The volatility of EUR, GBP, and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of September 30, 2005, we had no outstanding hedging contracts.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to reasonably assure that (i) information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer, President, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.  Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more person.  In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired purposes under all possible future events.

The Company’s management, with the participation of the Company’s Chief Executive Officer, President, and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this controls evaluation, and subject to the limitations described above, the Chief Executive Officer, President, and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable, but not absolute, assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

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

In addition, on March 12, 2004, a shareholder derivative lawsuit captioned Frank Capovilla, Derivatively on Behalf of Activision, Inc. v. Robert Kotick, et al. was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  That complaint was filed in California Superior Court for the County of Los Angeles. Also, on March 22, 2005, a new derivative lawsuit captioned Ramalingham Balamohan, Derivatively on Behalf of Nominal Defendant Activision, Inc. v. Robert Kotick, et al. was filed in the Federal Court in Los Angeles.  This complaint made the same allegations as the previous complaints, but it named all the then current directors as defendants.  In the California state derivative case, in light of the ruling dismissing the complaint in the federal class action, plaintiff’s counsel filed an amended complaint which, while still based on the same factual allegations that led to the class action being dismissed in federal court, dropped most of the causes of action and focuses only on the alleged claims of insider trading and breaches of fiduciary duty.  Activision intends to contest these allegations as vigorously as the earlier allegations.  In the federal derivative case, plaintiff voluntarily filed a notice of dismissal of the action, without prejudice, pending resolution of the federal class action and an order dismissing this action was entered on June 3, 2005.

In addition, we are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims, and collection matters.  In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 4.  Other Information

We held our 2005 Annual Meeting of the Stockholders on September 15, 2005 in Santa Monica, California.  Three items were submitted to a vote of the stockholders: (1) the election of eight directors to hold office for one year terms and until their respective successors are duly elected and qualified; (2) to approve the Company’s 2003 Incentive Plan; and (3) to approve amendments to the Company’s Second Amended and Restated 2002 Employee Stock Purchase Plan and Restated 2002 Employee Stock Purchase Plan for International Employees (collectively, the “Employee Purchase Plans”) to increase by 1,500,000 the total number of shares of Company common stock reserved for issuance under the Employee Purchase Plans.

All eight directors were recommended by the Board of Directors and all were elected.  Set forth below are the results of the voting for each director.

	For	Withheld
Robert J. Corti	181,856,156	7,655,386
Ronald Doornink	180,606,849	8,904,693
Barbara S. Isgur	180,511,913	8,999,629
Brian G. Kelly	184,039,617	5,471,925
Robert A. Kotick	185,017,303	4,494,239
Robert J. Morgado	180,462,747	9,048,795
Peter J. Nolan	183,055,849	6,455,693
Richard Sarnoff	189,089,590	421,952

The Company’s 2003 Incentive Plan was approved.  Set forth below are the results of the voting.

For	Against	Abstain	Not Voted

135,103,989	20,953,272	143,505	33,310,776

Amendments to the Company’s Second Amended and Restated 2002 Employee Stock Purchase Plan and Restated 2002 Employee Stock Purchase Plan for International Employees (collectively, the “Employee Purchase Plans”) to increase by 1,500,000 the total number of shares of Company common stock reserved for issuance under the Employee Purchase Plans were approved.  Set forth below are the results of the voting.

For	Against	Abstain	Not Voted

128,718,248	27,309,079	173,439	33,310,776

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

10.1                                                                           Employment Agreement dated September 9, 2005 between Thomas Tippl and Activision Publishing, Inc.

10.2                                                                           Stock Option Agreement dated October 3, 2005 between Thomas Tippl and Activision, Inc.

10.3                                                                           Restricted Stock Agreement dated October 3, 2005 between Thomas Tippl and Activision, Inc.

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

Date: November 3, 2005

ACTIVISION, INC.

/s/ William J. Chardavoyne
William J. Chardavoyne
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)