Form 10-Q
period 2005-12-31
ACTIVISION INC /NY
filed 2006-02-08
CIK 718877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s Common Stock outstanding as of February 3, 2006 was 276,541,773.

ACTIVISION, INC. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of December 31, 2005 (Unaudited) and March 31, 2005

Consolidated Statements of Operations for the three and nine months ended December 31, 2005 and 2004 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and 2004 (Unaudited)

Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended December 31, 2005 (Unaudited)

Notes to Consolidated Financial Statements for the three and nine months ended December 31, 2005 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS

Part I.  Financial Information.

Item 1.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$267,069	$313,608
Short-term investments	497,537	527,256
Accounts receivable, net of allowances of $175,280 and $69,191 at December 31, 2005 and March 31, 2005, respectively	414,492	109,144
Inventories	84,828	48,018
Software development	24,528	73,096
Intellectual property licenses	5,382	21,572
Deferred income taxes	8,861	6,760
Other current assets	23,751	23,010

Total current assets	1,326,448	1,122,464

Software development	11,799	18,518
Intellectual property licenses	80,073	14,154
Property and equipment, net	39,180	30,490
Deferred income taxes	36,758	28,041
Other assets	1,234	1,635
Goodwill	100,462	91,661

Total assets	$1,595,954	$1,306,963

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$213,874	$108,984
Accrued expenses	171,384	98,067

Total current liabilities	385,258	207,051

Other liabilities	1,216	—

Total liabilities	386,474	207,051

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at December 31, 2005 and March 31, 2005	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at December 31, 2005 and March 31, 2005	—	—
Common stock, $.000001 par value, 450,000,000 and 225,000,000 shares authorized, 275,932,907 and 268,040,831 shares issued and outstanding at December 31, 2005 and March 31, 2005, respectively	—	—
Additional paid-in capital	812,435	741,680
Retained earnings	397,732	346,614
Accumulated other comprehensive income	2,521	11,618
Unearned compensation	(3,208)	—

Total shareholders’ equity	1,209,480	1,099,912

Total liabilities and shareholders’ equity	$1,595,954	$1,306,963

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended December 31,		For the nine months ended December 31,
	2005	2004	2005	2004

Net revenues	$816,242	$680,094	$1,279,875	$1,201,996

Costs and expenses:
Cost of sales – product costs	367,685	316,494	617,021	528,759
Cost of sales – software royalties and amortization	104,264	58,200	139,267	116,846
Cost of sales – intellectual property licenses	26,376	22,598	55,765	57,797
Product development	53,139	25,068	99,013	66,054
Sales and marketing	155,999	105,248	258,957	200,216
General and administrative	24,712	15,407	65,780	44,854

Total costs and expenses	732,175	543,015	1,235,803	1,014,526

Operating income	84,067	137,079	44,072	187,470

Investment income, net	9,162	3,197	22,840	7,954

Income before income tax provision	93,229	140,276	66,912	195,424

Income tax provision	25,284	43,014	15,794	60,662

Net income	$67,945	$97,262	$51,118	$134,762

Basic earnings per share	$0.25	$0.39	$0.19	$0.55

Weighted average common shares outstanding	274,965	248,569	272,089	246,577

Diluted earnings per share	$0.23	$0.35	$0.17	$0.49

Weighted average common shares outstanding assuming dilution	298,752	276,608	295,963	274,521

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$51,118	$134,762
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(10,819)	34,214
Realized gain on investments	(4,295)	(471)
Depreciation and amortization	10,228	7,742
Amortization and write-offs of capitalized software development costs and intellectual property licenses	168,351	125,682
Amortization of stock compensation expense	292	—
Tax benefit of stock options and warrants exercised	26,612	13,802
Changes in operating assets and liabilities:
Accounts receivable	(305,305)	(282,317)
Inventories	(36,810)	(15,229)
Software development and intellectual property licenses	(162,793)	(96,947)
Other assets	321	(214)
Accounts payable	104,895	83,502
Accrued expenses and other liabilities	74,273	91,852

Net cash provided by (used in) operating activities	(83,932)	96,378

Cash flows from investing activities:
Capital expenditures	(20,174)	(8,030)
Cash payment to effect business combinations, net of cash acquired	(7,081)	—
Increase in restricted cash	(7,500)	—
Purchases of short-term investments	(143,162)	(457,828)
Proceeds from sales and maturities of short-term investments	182,504	458,760

Net cash provided by (used in) investing activities	4,587	(7,098)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	37,850	30,134

Net cash provided by financing activities	37,850	30,134

Effect of exchange rate changes on cash	(5,044)	7,757

Net (decrease) increase in cash and cash equivalents	(46,539)	127,171

Cash and cash equivalents at beginning of period	313,608	165,120

Cash and cash equivalents at end of period	$267,069	$292,291

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months ended December 31, 2005
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity

Balance, March 31, 2005	268,041	$—	$741,680	$346,614	$11,618	$—	$1,099,912
Components of comprehensive income:
Net income	—	—	—	51,118	—	—	51,118
Unrealized loss on short-term investments	—	—	—	—	(2,172)	—	(2,172)
Foreign currency translation adjustment	—	—	—	—	(6,925)	—	(6,925)
Total comprehensive income							42,021
Issuance of common stock pursuant to employee stock option and stock purchase plans	7,694	—	37,950	—	—	—	37,950
Tax benefit attributable to employee stock options	—	—	26,612	—	—	—	26,612
Issuance of stock to effect business combination	205	—	2,793	—	—	—	2,793
Restricted stock grant	—	—	3,500	—	—	(3,500)	—
Cash distribution for fractional shares	(7)	—	(100)	—	—	—	(100)
Amortization of unearned compensation	—	—	—	—	—	292	292

Balance, December 31, 2005	275,933	$—	$812,435	$397,732	$2,521	$(3,208)	$1,209,480

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Nine Months ended December 31, 2005

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

Allowances for Returns, Price Protection, Doubtful Accounts and Inventory Obsolescence

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

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.  Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Based upon historical experience we believe our estimates are reasonable.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123 “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the fair value of the stock options and other stock-based compensation on the date of grant or measurement date.  Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of stock options and other stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, compensation expense is recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price.  At December 31, 2005, we had several stock-based employee compensation plans, which are described more fully in Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2005 filed with the SEC. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net income, as reported	$67,945	$97,262	$51,118	$134,762
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,841)	(3,242)	(11,517)	(11,667)
Pro forma net income	$63,104	$94,020	$39,601	$123,095

Earnings per share:

Basic – as reported	$0.25	$0.39	$0.19	$0.55

Basic – pro forma	$0.23	$0.38	$0.15	$0.50

Diluted – as reported	$0.23	$0.35	$0.17	$0.49

Diluted – pro forma	$0.21	$0.34	$0.13	$0.45

Prior to April 1, 2005, the fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. As of April 1, 2005, we switched to a binomial-lattice model to estimate the fair value of options granted after that date.  Both models require the input of highly subjective assumptions, including the expected stock price volatility.  To estimate volatility for the binomial-lattice model, we use the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility.  Based on these methods, for options granted during the three months ended December 31, 2005, the expected stock price volatility ranged from 37% to 64%, with a weighted average volatility of 49%.  For the Black-Scholes option pricing model, we used the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating expected stock price volatility.  For options granted during the three months ended December 31, 2004, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility of 46%.  For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee.  Additionally, in October 2005 we issued the rights to 96,712 shares of restricted stock to an employee.  These shares vest over a five-year period and remain subject to forfeiture if vesting conditions are not met.  In accordance with APB No. 25, we recognize unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant.  The fair value of these shares when issued was approximately $12.84 and $15.51 per share, respectively, and resulted in a total increase in “Additional paid-in capital” and “Unearned compensation” on the accompanying balance sheet of $3.5 million.  Over the vesting period, we reduce unearned compensation and recognize compensation expense.  For the third quarter of fiscal 2006, we recorded expense related to these shares of approximately $175,000 in “General and administrative” on the accompanying statements of operations.  Since the issuance dates, we have recognized $292,000 of the $3.5 million of unearned compensation.

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

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.  We had historically classified these instruments as cash and cash equivalents if the reset period between interest rate resets was 90 days or less, which was based on our ability to liquidate our holdings or roll our investment over to the next reset period.  Our re-evaluation of the maturity dates and other provisions associated with the underlying bonds resulted in a reclassification from cash and cash equivalents to short-term investments of approximately $110.2 million on the December 31, 2004 balance sheet.  As a result of this balance sheet reclassification, certain amounts were reclassified in the accompanying consolidated statement of cash flows for the nine months ended December 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operating or from financing activities in the previously reported consolidated statements of cash flows or the previously reported consolidated statements of operations.  For the nine months ended December 31, 2004, as a result of these revisions in classification, net cash provided by investing activities related to these current investments increased $191.2 million.

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

Restricted Cash – Compensating Balances

As of December 31, 2005, we maintained a $7.5 million irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.   At December 31, 2005, the $7.5 million deposit is included in short-term investments as restricted cash.

The following table summarizes our investments in securities as of December 31, 2005 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$153,986	$—	$—	$153,986
Commercial paper	44,576	—	(24)	44,552
Money market instruments	68,531	—	—	68,531

Cash and cash equivalents	267,093	—	(24)	267,069

Short-term investments:
Restricted cash	7,500	—	—	7,500
Corporate bonds	171,217	2	(1,660)	169,559
Certificate of deposit	4,475	—	(16)	4,459
U.S. agency issues	249,525	—	(3,110)	246,415
Asset-backed securities	7,803	—	(35)	7,768
Commercial paper	2,212	—	(5)	2,207
Mortgage-backed securities	60,173	—	(544)	59,629

Short-term investments	502,905	2	(5,370)	497,537

Cash, cash equivalents and short-term investments	$769,998	$2	$(5,394)	$764,606

The following table summarizes the contractual maturities of our investments in debt securities as of December 31, 2005 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$207,770	$206,393
Due after one year through two years	240,103	237,346
Due after two years through three years	4,064	4,036
Due in three years or more	20,068	19,417
	472,005	467,192
Asset-backed securities	67,976	67,397

Total	$539,981	$534,589

For the three months ended December 31, 2005, there were no gross realized gains and $2,000 of gross realized losses on the sale or maturity of short-term investments.  For the nine months ended December 31, 2005, there were $1.3 million of gross realized gains and $2,000 of gross realized losses on the sale or maturity of short-term investments.  For the three months ended December 31, 2004 there were no gross realized gains or losses on short-term investments on the sale or maturity of short-term investments.  For the nine months ended December 31, 2004, gross realized gains on short-term investments consisted of $471,000 of gross realized gains and no gross realized losses on the sale or maturity of short-term investments.

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the fair value of investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized was $530.2 million at December 31, 2005 with related gross unrealized losses of $5.4 million.  At December 31, 2005, the gross unrealized losses were comprised mostly of unrealized losses on corporate bonds, U.S. agency issues, and mortgage-backed securities with $1.5 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater.

Our investment portfolio consists of government and corporate securities with effective maturities 30 months or less.  The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds.  Investments are reviewed periodically to identify possible impairment.  When evaluating the investments, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment.  We expect to realize the full value of all of these investments upon maturity or sale.

4.     Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Our inventories consist of the following (amounts in thousands):

	December 31, 2005	March 31, 2005
Finished goods	$76,384	$45,926
Purchased parts and components	8,444	2,092

	$84,828	$48,018

For the three and nine months ended December 31, 2005 we had write-downs of inventory costs for certain titles in the amount of $11.1 million and $15.2 million, respectively.

5.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended December 31, 2005 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2005	$85,899	$5,762	$91,661
Goodwill acquired during the period	6,260	—	6,260
Issuance of contingent consideration	2,793	—	2,793
Adjustment to prior period purchase allocation	35	—	35
Effect of foreign currency exchange rates	192	(479)	(287)

Balance as of December 31, 2005	$95,179	$5,283	$100,462

6.              Income Taxes

The income tax provision of $25.3 million for the three months ended December 31, 2005 reflects our effective income tax rate for the quarter of 27.1%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.  The income tax provision of $15.8 million for the nine months ended December 31, 2005 reflects our effective income tax rate of approximately 23.6%.  The significant items that generated variances between our effective rate and our statutory rate of 35% were a one-time international tax benefit for the release of certain reserves due to the expiration of a tax statute of limitations, research, and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.

7.     Software Development Costs and Intellectual Property Licenses

As of December 31, 2005, capitalized software development costs included $26.2 million of internally developed software costs and $10.1 million of payments made to third-party software developers.  As of March 31, 2005, capitalized software development costs included $61.3 million of internally developed software costs and $30.3 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $85.5 million and $35.7 million as of December 31, 2005 and March 31, 2005, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses were $168.4 million and $125.7 million for the nine months ended December 31, 2005 and 2004, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses for the nine months ended December 31, 2005 included product cancellation charges of $10.3 million, impairment charges of $8.8 million, and recoverability write-offs of $3.8 million.

8.     Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine months ended December 31, 2005 and 2004 were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Net income	$67,945	$97,262	$51,118	$134,762

Other comprehensive income (loss):
Foreign currency translation adjustment	(937)	10,488	(6,925)	9,036
Unrealized depreciation on short-term investments	(1,432)	(1,509)	(2,172)	(1,179)

Other comprehensive income (loss)	(2,369)	8,979	(9,097)	7,857

Comprehensive income	$65,576	$106,241	$42,021	$142,619

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the nine months ended December 31, 2005 and 2004 were as follows (amounts in thousands):

	Foreign	Unrealized	Accumulated
	Currency	Depreciation	Other
	Translation	On	Comprehensive
	Adjustment	Investments	Income (Loss)

Balance, March 31, 2005	$14,838	$(3,220)	$11,618
Other comprehensive loss	(6,925)	(2,172)	(9,097)

Balance, December 31, 2005	$7,913	$(5,392)	$2,521

The income taxes related comprehensive income were not significant as income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

9.              Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Interest expense	$(85)	$(61)	$(198)	$(207)
Interest income	6,299	3,258	18,743	7,690
Net realized gain on investments	2,948	—	4,295	471

Investment income, net	$9,162	$3,197	$22,840	$7,954

10.  Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Nine months ended December 31,
	2005	2004
Non-cash investing and financing activities:
Subsidiaries acquired with common stock	$2,793	$1,191
Change in unrealized depreciation on short-term investments	2,172	1,179

Supplemental cash flow information:
Cash paid for income taxes	$4,469	$8,678
Cash received for interest, net	16,956	6,489

11.  Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with certain third-party publishers.  In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, Australia, Sweden, Canada, and Japan.  Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries.

Distribution refers to our operations in the UK, the Netherlands, and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.

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

Information on the reportable segments for the three and nine months ended December 31, 2005 and 2004 is as follows (amounts in thousands):

	Three months ended December 31, 2005
	Publishing	Distribution	Total

Total segment revenues	$667,500	$148,742	$816,242
Revenues from sales between segments	(87,652)	87,652	—

Revenues from external customers	$579,848	$236,394	$816,242

Operating income	$65,708	$18,359	$84,067

Total assets	$1,398,362	$197,592	$1,595,954

	Three months ended December 31, 2004
	Publishing	Distribution	Total

Total segment revenues	$514,053	$166,041	$680,094
Revenues from sales between segments	(51,408)	51,408	—

Revenues from external customers	$462,645	$217,449	$680,094

Operating income	$120,608	$16,471	$137,079

Total assets	$1,149,736	$194,893	$1,344,629

	Nine months ended December 31, 2005
	Publishing	Distribution	Total

Total segment revenues	$1,028,458	$251,417	$1,279,875
Revenues from sales between segments	(124,530)	124,530	—

Revenues from external customers	$903,928	$375,947	$1,279,875

Operating income	$24,219	$19,853	$44,072

Total assets	$1,398,362	$197,592	$1,595,954

	Nine months ended December 31, 2004
	Publishing	Distribution	Total

Total segment revenues	$942,100	$259,896	$1,201,996
Revenues from sales between segments	(92,186)	92,186	—

Revenues from external customers	$849,914	$352,082	$1,201,996

Operating income	$168,111	$19,359	$187,470

Total assets	$1,149,736	$194,893	$1,344,629

Geographic information for the three and nine months ended December 31, 2005 and 2004 is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

North America	$402,314	$344,342	$626,538	$627,238
Europe	397,356	324,360	622,035	543,480
Other	16,572	11,392	31,302	31,278

Total	$816,242	$680,094	$1,279,875	$1,201,996

Revenues by platform were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Console	$575,094	$516,903	$893,417	$850,695
Hand-held	111,186	71,166	203,879	120,476
PC	129,962	92,025	182,579	230,825

Total	$816,242	$680,094	$1,279,875	$1,201,996

We had two customers that accounted for 21% and 12% of consolidated net revenues for the three month period ended December 31, 2005, 22% and 11% of consolidated net revenues for the nine month period ended December 31, 2005, and 30% and 14% of consolidated accounts receivable, net at December 31, 2005.  These customers were customers of both our publishing and distribution businesses.  As of and for the three and nine months ended December 31, 2004, one of those same customers accounted for 22% of consolidated net revenues in both periods and 32% of consolidated accounts receivable, net.

12.  Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Numerator:
Numerator for basic and diluted earnings per share – income available to common shareholders	$67,945	$97,262	$51,118	$134,762

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	274,965	248,569	272,089	246,577

Effect of dilutive securities:
Employee stock options and stock purchase plan	23,172	26,766	23,279	26,731
Warrants to purchase common stock	615	1,273	595	1,213

Potential dilutive common shares	23,787	28,039	23,874	27,944

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	298,752	276,608	295,963	274,521

Basic earnings per share	$0.25	$0.39	$0.19	$0.55

Diluted earnings per share	$0.23	$0.35	$0.17	$0.49

Options to purchase 1,466,319 shares of common stock at exercise prices ranging from $14.70 to $17.21 and options to purchase 632,102 shares of common stock at exercise prices ranging from $13.72 to $17.21 were outstanding for the three and nine months ended December 31, 2005, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

Options to purchase 205,616 shares of common stock at exercise prices ranging from $8.75 to $10.90 and options to purchase 2,662,404 shares of common stock at exercise prices ranging from $8.39 to $10.90 were outstanding for the three and nine months ended December 31, 2004, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

13.  Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft distribution subsidiary located in the UK (the “UK Facility”) and our NBG distribution subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 8.0 million ($13.8 million), including issuing letters of credit, on a revolving basis as of December 31, 2005.  Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.0 million) guarantee for the benefit of our CD Contact distribution subsidiary as of December 31, 2005.  The UK Facility bore interest at LIBOR plus 2.0% as of December 31, 2005, is collateralized by substantially all of the assets of the subsidiary and expires in May 2006.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of December 31, 2005, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of December 31, 2005.  The German Facility provided for revolving loans up to Euro (“EUR”) 0.5 million ($0.6 million) as of December 31, 2005, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of December 31, 2005.

As of December 31, 2005, we maintained a $7.5 million irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.   At December 31, 2005, the $7.5 million deposit is included in short-term investments as restricted cash.

As of December 31, 2005, our publishing subsidiary located in the UK maintained a EUR 10.0 million ($11.8 million) irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires on April 15, 2006.  As of December 31, 2005, we had EUR 0.7 million ($0.8 million) of outstanding amounts against this letter of credit.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Additionally, we lease certain of our facilities under non-cancelable operating lease agreements.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of December 31, 2005, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility	Developer
	Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2006	$3,122	$12,183	$1,642	$16,947
2007	12,175	20,811	15,910	48,896
2008	8,721	10,593	24,260	43,574
2009	7,415	16,300	12,100	35,815
2010	6,517	23,300	100	29,917
Thereafter	27,046	54,900	100	82,046

Total	$64,996	$138,087	$54,112	$257,195

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

Legal and Regulatory Proceedings

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors.  The complaint, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that our revenues and assets were overstated during the period between February 1, 2001 and December 17, 2002, was filed in the United States District Court, Central District of California by the Construction Industry, and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  Five additional purported class actions were subsequently filed by Gianni Angeloni, Christopher Hinton, Stephen Anish, the Alaska Electrical Pension Fund, and Joseph A. Romans asserting the same claims.  Consistent with the Private Securities Litigation Reform Act (“PSLRA”), the court appointed lead plaintiffs consolidating the six putative securities class actions into a single case.  In an Order dated May 16, 2005, the court dismissed the consolidated complaint because the plaintiffs failed to satisfy the heightened pleading standards of the PSLRA.  The court did, however, give the lead plaintiffs leave to file an amended consolidated complaint within 30 days of the order.  Rather than file a new complaint, the Plaintiff agreed to dismiss the entire case with prejudice.  The Order dismissing the action with prejudice was entered on June 17, 2005.

In addition, on March 12, 2004, a shareholder derivative lawsuit captioned Frank Capovilla, Derivatively on Behalf of Activision, Inc. v. Robert Kotick, et al. was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  That complaint was filed in California Superior Court for the County of Los Angeles.   On August 11, 2005, in light of the ruling dismissing with prejudice the complaint in the earlier-filed federal securities class action, plaintiffs in the shareholder derivative action filed an amended complaint, dropping most of the causes of action, and focusing only on the allegations of insider trading and breaches of fiduciary duty that were based on the same claimed misrepresentations set forth in the dismissed federal securities class action. On September 15, 2005, Activision and the individual defendants filed separate demurrers to the Derivative Action and a motion to strike plaintiff’s jury demand. Prior to the hearing on the demurrers, the parties came to a resolution of the action and agreed to a stipulation of settlement to be submitted to the court for preliminary approval currently scheduled for hearing on February 8, 2006. Subject to court approval, the settlement will require the dismissal and release of the alleged claims. No cash recovery is to be paid to the plaintiff pursuant to the stipulation of settlement, which also states that the Company vigorously denies any assertion of wrongdoing or liability. In furtherance of the settlement, the Company has agreed to pay $200,000 in plaintiffs’ fees, to be funded by the Company’s D&O insurance carrier. The settlement acknowledges that, after the time the derivative action was filed, the Company has implemented certain enhancements to its corporate governance policies.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. While management continues to evaluate the impact of SFAS No. 123R, we currently believe that the expensing of stock-based compensation will have an impact on our Consolidated Statement of Operations similar to our pro-forma disclosure under SFAS 123.

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

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.   SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and correction of errors. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle and correction of errors, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. In the event that we have an accounting change or an error correction, SFAS No. 154 could have a material impact on our consolidated financial statements.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes.  For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities.  The manufacturing deduction provided by the Act replaces the extraterritorial income (“ETI”) deduction currently in place.  We currently derive benefits from the ETI exclusion which was repealed by the Act.  Our exclusion for fiscal 2006 and 2007 will be limited to 75% and 45% of the otherwise allowable exclusion and no exclusion will be available in fiscal 2008 and thereafter.  The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations (“Homeland Investment Act”). The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers.  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB determined that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes.  The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability.  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  We have evaluated the Act and have concluded that we will not repatriate foreign earnings under the Homeland Investment Act Provisions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed, and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our product portfolio includes such best-selling franchises as Spider-Man, Tony Hawk, Call of Duty, True Crime, X-Men, and Shrek.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, and strategy.  Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”), and Microsoft Xbox (“Xbox”) console systems, Nintendo Game Boy Advance (“GBA”), Nintendo Dual Screen (“NDS”), and Sony PlayStation Portable (“PSP”) hand-held devices, and the personal computer (“PC”).  In addition, we had a significant presence at the November, 2005 launch of Microsoft’s next-generation console, the Xbox 360 (“Xbox360”), with the concurrent release of four titles, Tony Hawk’s American Wasteland (“THAW”), Call of Duty 2, Quake 4, and GUN.  The installed base for the current generation of hardware platforms is significant and the recent releases of the NDS and PSP handheld devices and the next-generation Xbox360 will continue to expand the software market.

We also intend to develop titles for the next-generation console systems that are being developed by Sony and Nintendo.  We expect that Sony and Nintendo will release their next-generation consoles, the PlayStation 3 (“PS3”) and Revolution, in calendar 2006.  Our plan is to have a significant presence at the launch of each new platform while marketing to current generation platforms as long as economically attractive given their large installed base.

Our publishing business involves the development, marketing, and sale of products directly, by license or through our affiliate label program with certain third-party publishers.  In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, the Netherlands, Australia, Sweden, Canada, and Japan.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries.  Our distribution business consists of operations located in the UK, the Netherlands, and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

Our fiscal 2006 “big propositions” have included well-established brands, which were backed by high-profile intellectual property and/or highly anticipated motion picture releases.  We have a long-term relationship with Marvel Enterprises through an exclusive licensing agreement.  During the third quarter of fiscal 2006, we further extended our exclusive licensing agreement with Marvel Enterprises by signing a multi-year extension to our current video game licensing agreement for the Spider-Man and X-Men franchises through 2017.  This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man and X-Men.  Our fiscal 2006 release schedule included titles based on Marvel’s Spider-Man, X-Men, and Fantastic 4, which was part of our previous licensing agreement.  In the first quarter of fiscal 2006 we released the video game, Fantastic 4, just prior to the theatrical release of “Fantastic 4.”  We also released Ultimate Spider-Man and X-Men Legends II: Rise of the Apocalypse (“X-Men Legends II”) in the second quarter of fiscal 2006 in North America and in the third quarter of fiscal 2006 internationally.    In addition, through our licensing agreement with Spider-Man Merchandising, LP, we will be developing and publishing video games based on Columbia Pictures/Marvel Enterprises, Inc.’s upcoming feature film “Spider-Man 3,” which is expected to be released in May 2007.  In addition, during the third quarter of fiscal 2006, we signed an agreement with Spider-Man Merchandising, LP to extend our exclusive worldwide publishing rights to publish entertainment software products based on subsequent Spider-Man movie sequels or new television series through 2017.  We also have an exclusive licensing agreement with professional skateboarder Tony Hawk.  The agreement grants us exclusive rights to develop and publish video games through 2015 using Tony Hawk’s name and likeness.  Through the third quarter of fiscal 2006, we have released seven successful titles in the Tony Hawk franchise with cumulative net revenues of $1.1 billion, including the most recent, THAW, which was released in the third quarter of fiscal 2006.

We continue to develop a number of original intellectual properties which are developed and owned by Activision.  For example, in the third quarter of fiscal 2006 we released Call of Duty 2 on the PC and Xbox360 and Call of Duty 2: Big Red One, on the GameCube, PS2, and Xbox.  According to NPD Funworld, Call of Duty 2 was the top selling Xbox360 title of the holiday season.  These titles were the fourth and fifth releases based upon this original intellectual property following two other PC titles, Call of Duty and Call of Duty: United Offensive, and one other console title, Call of Duty: Finest Hour. In the third quarter of fiscal 2006, we also released True Crime: New York City, which was based upon our fiscal 2004 original intellectual property True Crime: Streets of LA, and GUN, a new original intellectual property.  According to NPD Funworld, we have developed the number one new original intellectual property title in each of the past three years which included True Crime: Streets of LA in calendar 2003, Call of Duty: Finest Hour in calendar 2004, and GUN in calendar 2005.  We expect to develop a variety of games on multiple platforms based on these original properties as well as continue to invest in developing other original intellectual properties.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises.  For example, we have a multi-year, multi-property, publishing agreement with DreamWorks LLC that grants us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, as well as upcoming computer-animated films “Over the Hedge,” and all of their respective sequels, including “Shrek 3” and “Madagascar 2.”   In addition, during the third quarter of fiscal 2006, we further enhanced our agreement with DreamWorks Animation SKG by signing a multi-year agreement which grants us the exclusive video game rights to potential future films in the “Shrek” franchise beyond “Shrek 3,” upcoming movies, including “Bee Movie” and “Kung Fu Panda,” as well as films currently in development, including “Rex Havoc” and “How to Train Your Dragon.”  Additionally, we have a strategic alliance with Harrah’s Entertainment, Inc. that grants us the exclusive, worldwide interactive rights to develop and publish “World Series of Poker” video games based on the widely popular World Series of Poker Tournament.  We released our first title under this alliance, World Series of Poker, in the second quarter of fiscal 2006.

In addition to acquiring or creating high profile intellectual property, we have also continued our focus on establishing and maintaining relationships with talented and experienced software development teams.  We have strengthened our internal development capabilities through the acquisition of several development companies with talented and experienced teams including, most recently, the acquisitions of Vicarious Visions Inc. in January 2005, Toys For Bob, Inc. in April 2005, and Beenox, Inc. in May 2005.  We have development agreements with other top-level, third-party developers such as id Software.

We are utilizing these developer relationships, new intellectual property acquisitions, new original intellectual property creations, and our existing library of intellectual property to further focus our game development on product lines that will deliver significant, lasting, and recurring revenues and operating profits.

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

Allowances for Returns, Price Protection, Doubtful Accounts and Inventory Obsolescence.  In determining the appropriate unit shipments to our customers, we benchmark our titles using historical and industry data.  We closely monitor and analyze the historical performance of our various titles, the performance of products released by other publishers and the anticipated timing of other releases in order to assess future demands of current and upcoming titles.  Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets, but at the same time, are controlled to prevent excess inventory in the channel.

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.  Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Based upon historical experience we believe our estimates are reasonable.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.  For example, a 1% change in our December 31, 2005 allowance for returns and price protection would impact net revenues by $1.7 million.

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

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis.  The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property, and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of cost of sales — intellectual property licenses, capitalized intellectual property costs when we believe such amounts are not recoverable.  Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income by business segment (amounts in thousands):

	Three months ended December 31,				Nine months ended December 31,
	2005		2004		2005		2004

Net revenues	$816,242	100%	$680,094	100%	$1,279,875	100%	$1,201,996	100%

Costs and expenses:
Cost of sales – product costs	367,685	45	316,494	47	617,021	48	528,759	44
Cost of sales – software royalties and amortization	104,264	13	58,200	9	139,267	11	116,846	10
Cost of sales – intellectual property licenses	26,376	3	22,598	3	55,765	5	57,797	5
Product development	53,139	7	25,068	4	99,013	8	66,054	5
Sales and marketing	155,999	19	105,248	15	258,957	20	200,216	16
General and administrative	24,712	3	15,407	2	65,780	5	44,854	4

Total costs and expenses	732,175	90	543,015	80	1,235,803	97	1,014,526	84

Operating income	84,067	10	137,079	20	44,072	3	187,470	16

Investment income, net	9,162	1	3,197	—	22,840	2	7,954	—

Income before income tax provision	93,229	11	140,276	20	66,912	5	195,424	16

Income tax provision	25,284	3	43,014	6	15,794	1	60,662	5

Net income	$67,945	8%	$97,262	14%	$51,118	4%	$134,762	11%

Net Revenues by Territory:
North America	$402,314	49%	$344,342	51%	$626,538	49%	$627,238	52%
Europe	397,356	49	324,360	48	622,035	49	543,480	45
Other	16,572	2	11,392	1	31,302	2	31,278	3

Total net revenues	$816,242	100%	$680,094	100%	$1,279,875	100%	$1,201,996	100%

Net Revenues by Segment/Platform Mix Publishing:
Console	$479,686	59%	$382,400	56%	$730,073	57%	$647,069	54%
Hand-held	74,032	9	63,243	9	143,650	11	105,342	9
PC	113,782	14	68,410	11	154,735	12	189,689	15
Total publishing net revenues	667,500	82	514,053	76	1,028,458	80	942,100	78

Distribution:
Console	95,408	12	134,503	20	163,344	13	203,626	17
Hand-held	37,154	4	7,923	1	60,229	5	15,134	1
PC	16,180	2	23,615	3	27,844	2	41,136	4

Total distribution net revenues	148,742	18	166,041	24	251,417	20	259,896	22

Total net revenues	$816,242	100%	$680,094	100%	$1,279,875	100%	$1,201,996	100%

Operating Income by Segment:
Publishing	$65,708	8%	$120,608	18%	$24,219	2%	$168,111	14%
Distribution	18,359	2	16,471	2	19,853	1	19,359	2

Total operating income	$84,067	10%	$137,079	20%	$44,072	3%	$187,470	16%

Results of Operations – Three and Nine Months Ended December 31, 2005 and 2004

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS2, Xbox, Xbox360, and GameCube), PCs, and hand-held game devices (such as the GBA, NDS, and PSP).  We also derive revenue from our distribution business in Europe that provides logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended December 31, 2005 and 2004 (in thousands):

	Three Months ended December 31,		Increase/	Percent
	2005	2004	(Decrease)	Change
Publishing Net Revenues

North America	$402,314	$344,342	$57,972	17%

Europe	248,614	158,319	90,295	57%
Other	16,572	11,392	5,180	45%
Total International	265,186	169,711	95,475	56%

Total Publishing Net Revenues	667,500	514,053	153,447	30%
Distribution Net Revenues	148,742	166,041	(17,299)	(10)%

Consolidated Net Revenues	$816,242	$680,094	$136,148	20%

Consolidated net revenues increased 20% from $680.1 million for the three months ended December 31, 2004 to $816.2 million for the three months ended December 31, 2005.  This increase was driven by our publishing business and was due to the following:

•                  An increase in the number of titles released in the third quarter of fiscal 2006 over the third quarter of fiscal 2005.  Our fiscal 2006 launch schedule was more heavily weighted toward the third quarter than the previous fiscal year and included the largest slate of new releases in our history.  In the third quarter of fiscal 2006, we released the following major releases: THAW, Call of Duty 2, Call of Duty 2: Big Red One, GUN, True Crime: New York City, Quake 4, Shrek SuperSlam, The Movies, Cabela’s Dangerous Hunts 2, the PSP release of X-Men Legends II, and, in our international territories, Ultimate Spider-Man, and X-Men Legends II. In addition, we released four titles concurrently with the release of the Xbox360 platform, Call of Duty 2, THAW, Quake 4, and GUN, all at a premium retail pricing of $59.99. We also published an affiliate title in our European territories, LucasArts’ Star Wars Battlefront II.  This compares to the releases for third quarter of fiscal 2005 where we released Call of Duty: Finest Hour, Tony Hawk’s Underground 2 (“THUG 2”), Lemony Snicket’s A Series of Unfortunate Events (“Lemony Snicket’s”), Cabela’s Big Game Hunter 2005, and Spider-Man 2 for the NDS.

Partially offset by:

•                  A decrease in net revenues from our distribution business due mostly to the effect of year over year weakening of the Euro (“EUR”) and Great Britain Pound (“GBP”) in relation to the United States Dollar (“USD”).  Foreign exchange rates decreased reported distribution net revenues by approximately $10.6 million for the three months ended December 31, 2005.   Excluding the impact of changing foreign currency rates, our distribution net revenues decreased 4% year over year resulting from the termination of relationships with unprofitable publishers and stronger third party releases in the third quarter of fiscal 2005.

•                  Increased provision for returns and price protection in the third quarter of fiscal 2006 of 17% of net revenues compared to 8% of net revenues in the third quarter of fiscal 2005, due to weaker market conditions and the ongoing console transition.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the nine months ended December 31, 2005 and 2004 (in thousands):

	Nine Months ended December 31,		Increase/	Percent
	2005	2004	(Decrease)	Change
Publishing Net Revenues

North America	$626,538	$627,238	$(700)	—%

Europe	370,618	283,584	87,034	31%
Other	31,302	31,278	24	—%
Total International	401,920	314,862	87,058	28%

Total Publishing Net Revenues	1,028,458	942,100	86,358	9%
Distribution Net Revenues	251,417	259,896	(8,479)	(3)%

Consolidated Net Revenues	$1,279,875	$1,201,996	$77,879	6%

Consolidated net revenues increased 6% from $1,202.0 million for the nine months ended December 31, 2004 to $1,279.9 million for the nine months ended December 31, 2005.  The increase was due entirely to the performance of our European publishing business and was due to the following:

•                  For the nine months ended December 31, 2005, our European publishing operations benefited from more direct selling operations as a result of continued European expansion and the release of four strong performing affiliate label titles, highlighted by LucasArts’ Star Wars: Episode III Revenge of the Sith and Star Wars Battlefront II.  This compares to the release of one affiliate title in Europe in the first nine months of fiscal 2005, LucasArts’ Star Wars Battlefront.

Offset by:

•                  International publishing and distribution net revenues were impacted by a year over year weakening of the EUR, GBP, and AUD in relation to the USD.  Foreign exchange rates decreased reported net revenues by approximately $20.9 million for the nine months ended December 31, 2005.   Excluding the impact of changing foreign currency rates, our international net revenues increased 17% year over year.

North America Publishing Net Revenues (in thousands)

	Three Months Ended	% of Consolidated	Three Months Ended	% of Consolidated
	December 31, 2005	Net Revenues	December 31, 2004	Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$402,314	49%	$344,342	51%	$57,972	17%
Nine Months Ended	626,538	49%	627,238	52%	(700)	—%

North America publishing net revenues increased 17% from $344.3 million for the three months ended December 31, 2004 to $402.3 million for the three months ended December 31, 2005.  The increase primarily reflects the release of the largest slate of titles in our history in the third quarter of fiscal 2006.  This compares to fiscal 2005 where our new title release schedule was less concentrated in the third quarter.  In the third quarter of fiscal 2006, we released THAW, Call of Duty 2, Call of Duty 2: Big Red One, GUN, True Crime: New York City, Quake 4, Shrek SuperSlam, The Movies, Cabela’s Dangerous Hunts 2, and the PSP release of X-Men Legends II.  This compares to the releases for third quarter of fiscal 2005 where we released Call of Duty: Finest Hour, THUG 2, Lemony Snicket’s, Cabela’s Big Game Hunter 2005, and Spider-Man 2 for the NDS.  The increase in net revenues was partially offset by a higher provision for returns and price protection due to a weaker video game software market than the prior year and the ongoing console transition.  North America publishing net revenues decreased as a percentage of consolidated net revenues from 51% for the three months ended December 31, 2004 to 49% for the three months ended December 31, 2005.  The decrease is primarily due to a larger increase in our international publishing net revenues due to the strong performance of our affiliate titles in Europe.

For the nine months ended December 31, 2005, North American publishing net revenues remained relatively flat in comparison to the nine months ended December 31, 2004 decreasing $0.7 million to $626.5 million.  The fiscal 2006 year to date results as of December 31, 2005 reflected an increase in the overall number of major title releases year over year from sixteen in the first nine months of fiscal 2005 to nineteen in the first nine months of fiscal 2006.  However, weaker market conditions resulted in higher provisions for returns and price protection and, in addition, our second quarter fiscal 2005 titles performed particularly well in comparison to current year releases.   North America publishing net revenues decreased as a percentage of consolidated net revenues from 52% for the nine months ended December 31, 2004 to 49% for the nine months ended December 31, 2005.  The decrease is primarily due to a larger increase in our international publishing net revenues due to the strong performance of our affiliate titles in Europe.

International Publishing Net Revenues (in thousands)

		% of Consolidated		% of Consolidated
	December 31, 2005	Net Revenues	December 31, 2004	Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$265,186	33%	$169,711	25%	$95,475	56%
Nine Months Ended	401,920	31%	314,862	26%	87,058	28%

International publishing net revenues increased by 56% from $169.7 million for the three months ended December 31, 2004, to $265.2 million for the three months ended  December 31, 2005.  The increase reflects the significant increase in the number of titles released in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.  In the third quarter of fiscal 2006, we released thirteen titles in our international territories and one affiliate title, LucasArts’ Star Wars Battlefront II.  This compares to our third quarter of fiscal 2005 where we released five major title releases and one affiliate title.   The increase was partially offset by the quarter over quarter weakening of the EUR, GBP, and AUD in relation to the USD of approximately $13.8 million for the three months ended December 31, 2005 compared to the three months ended December 31, 2004.  Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 64% year over year.

International publishing net revenues increased by 28% from $314.9 million for the nine months ended December 31, 2004, to $401.9 million for the nine months ended December 31, 2005.  In the first nine months of fiscal 2005, international publishing saw particularly strong results from the European releases of four affiliate label products highlighted by the highly successful LucasArts’ titles, Star Wars: Episode III Revenge of the Sith and Star Wars Battlefront II, compared to one affiliate title in the first nine months of the prior fiscal year.  In addition, international publishing benefited from an increase in the number of titles released year over year from sixteen in the first nine months of fiscal 2005 to nineteen in the first nine months of fiscal 2006.  The increase for the first nine months of fiscal 2006 over the first nine months of fiscal 2005 was partially offset by a year over year weakening of  the EUR, GBP, and AUD in relation to the USD of approximately $11.1 million for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004.  Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 31% year over year.

Publishing Net Revenues by Platform (in thousands)

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the three months ended December 31, 2005 and 2004 (in thousands):

	Three Months Ended	% of	Three Months Ended	% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2005	Net Revs.	2004	Net Revs.	(Decrease)	Change
Publishing Net Revenues

PC	$113,782	17%	$68,410	13%	$45,372	66%

Console
Sony PlayStation 2	258,233	39%	227,759	44%	30,474	13%
Microsoft Xbox	103,422	15%	105,716	21%	(2,294)	(2	) %
Microsoft Xbox 360	71,456	11%	—	—%	71,456	n/a
Nintendo GameCube	46,430	7%	48,002	10%	(1,572)	(3)%
Other	145	—%	923	—%	(778)	(84)%

Total Console	479,686	72%	382,400	75%	97,286	25%

Hand-held	74,032	11%	63,243	12%	10,789	17%

Total Publishing Net Revenues	$667,500	100%	$514,053	100%	$153,447	30%

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the nine months ended December 31, 2005 and 2004 (in thousands):

	Nine Months Ended	% of	Nine Months Ended	% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2005	Net Revs.	2004	Net Revs.	(Decrease)	Change
Publishing Net Revenues

PC	$154,735	15%	$189,689	20%	$(34,954)	(18)%

Console
Sony PlayStation 2	388,375	38%	384,225	41%	4,150	1%
Microsoft Xbox	195,382	19%	168,315	18%	27,067	16%
Microsoft Xbox 360	71,456	7%	—	—%	71,456	n/a
Nintendo GameCube	74,475	7%	92,471	10%	(17,996)	(19)%
Other	385	—%	2,058	—%	(1,673)	(81)%

Total Console	730,073	71%	647,069	69%	83,004	13%

Hand-held	143,650	14%	105,342	11%	38,308	36%

Total Publishing Net Revenues	$1,028,458	100%	$942,100	100%	$86,358	9%

Personal Computer Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$113,782	17%	$68,410	13%	$45,372	66%
Nine Months Ended	154,735	15%	189,689	20%	(34,954)	(18)%

Net revenues from sales of titles for the PC increased 66% from $68.4 million for the three months ended December 31, 2004 to $113.8 million for the three months ended December 31, 2005.  The increase was due to the release of the highly successful PC title, Call of Duty 2, which was ranked by NPD Funworld as the number two best selling PC title in the United States for the quarter, as well as the releases of Quake 4 and The Movies.  This compares to the third quarter of fiscal 2005 where there was only one PC specific release, Vampires – The Masquerade: Bloodlines.

Net revenues from sales of titles for the PC decreased 18% from $189.7 million for the nine months ended December 31, 2004 to $154.7 million for the nine months ended December 31, 2005.  Although we had strong sales from our fiscal 2006 PC titles, Call of Duty 2, The Movies, and Quake 4, in the first nine months of fiscal 2005, we had three particularly strong PC titles, Doom 3, Rome: Total War, and Call of Duty, all three of which were in the top-ten selling PC titles for calendar 2004 according to NPD Funworld.

We expect fiscal 2006 PC publishing net revenues as a percentage of total publishing revenues to decrease from the prior fiscal year as there were three very strong performing PC exclusive titles in the prior fiscal year, Call of Duty, Doom 3, and Rome: Total War compared to fiscal 2006 PC exclusive releases.

Sony PlayStation 2 Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$258,233	39%	$227,759	44%	$30,474	13%
Nine Months Ended	388,375	38%	384,225	41%	4,150	1%

Net revenues from sales of titles for the PS2 increased 13% from $227.8 million for the three months ended December 31, 2004 to $258.2 million for the three months ended December 31, 2005.  The increase was due to the heavy concentration of our fiscal 2006 slate in the third quarter compared to our fiscal 2005 slate.  In the third quarter of fiscal 2006, we released PS2 titles THAW, Shrek SuperSlam, Call of Duty 2: Big Red One, GUN, True Crime: New York City, and Cabela’s Dangerous Hunts 2 as well as, internationally, Ultimate Spider-Man and X-Men Legends II.  This compares to our fiscal 2005 third quarter PS2 new releases of Call of Duty: Finest Hour, THUG 2, Cabela’s Big Game Hunter 2005, and Lemony Snicket’s, as well as, internationally, Dreamworks’ Shark Tale and X-Men Legends.

Net revenues from sales of titles for the PS2 increased 1% from $384.2 million for the nine months ended December 31, 2004 to $388.4 million for the nine months ended December 31, 2005.  The slight increase was driven mainly by an increase in the number of major titles released for the PS2 from nine titles to twelve titles in the first nine months of fiscal 2005 and the first nine months of fiscal 2006, respectively.  This increase was offset by the particularly strong comparatives from Shrek 2 and Spider-Man 2 in the first nine months of fiscal 2005.  Further offsetting the increase provided by the increased number of titles was the increase in the provision for returns and price protection on new releases in the third quarter of fiscal 2006 due to weaker market conditions and lower initial pricing on Madagascar.

We expect our fiscal 2006 revenues from the sales of titles for the PS2 to be relatively in line with fiscal 2005 given the slower than expected sell through experienced as a result of weaker market conditions.

Microsoft Xbox360 Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$71,456	11%	$—	—%	$71,456	n/a
Nine Months Ended	71,456	7%	—	—%	71,456	n/a

The Xbox360 was released in November 2005 and began the console transition to the next generation hardware.  Consistent with our goal of having a significant presence at the launch of each new platform, we released four titles concurrently with the release of the Xbox360 platform, Call of Duty 2, THAW, Quake 4, and GUN, all at a premium retail pricing of $59.99.  Although limited by hardware availability, we experienced strong sales of these four titles, and, according to NPD Funworld, Call of Duty 2 was the best selling Xbox360 title in the U.S. and had the highest attach rate of any console launch in video game history.

We expect sales of titles for the Xbox360 to remain flat as a percentage of total net revenues dependent upon and consistent with the availability of the Xbox360 hardware.  We also expect the Xbox360 platform to provide significant opportunity for us in the upcoming fiscal years.

Microsoft Xbox Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$103,422	15%	$105,716	21%	$(2,294)	(2)%
Nine Months Ended	195,382	19%	168,315	18%	27,067	16%

Net revenues from sales of titles for the Xbox decreased 2% from $105.7 million for the three months ended December 31, 2004 to $103.4 million for the three months ended December 31, 2005.  Despite an increase in the number of titles released in the third quarter of fiscal 2006 versus the third quarter of fiscal 2005, the small decrease is due to an anticipated gradual slowdown in sales for the Xbox due to the release of the next-generation platform from Microsoft, the Xbox360.  As customers upgrade or anticipate upgrading to the next-generation platform, sales of titles for the Xbox will decrease.  In addition, provision for returns and price protection increased  in anticipation of quicker required pricing actions as a result of the introduction of the Xbox360.  In the third quarter of fiscal 2006, we released Xbox titles THAW, Shrek SuperSlam, Call of Duty 2: Big Red One, GUN, True Crime: New York City, and Cabela’s Dangerous Hunts 2 as well as, internationally, Ultimate Spider-Man and X-Men Legends II.  This compares with fewer fiscal 2005 third quarter Xbox new releases which included Call of Duty: Finest Hour, THUG 2, Cabela’s Big Game Hunter 2005, and Lemony Snicket’s, as well as, internationally, Dreamworks’ Shark Tale and X-Men Legends.

Net revenues from sales of titles for the Xbox increased 16% from $168.3 million for the nine months ended December 31, 2004 to $195.4 million for the nine months ended December 31, 2005.  The increase was driven mainly by the strong first quarter performance of our Xbox exclusive release of Doom 3 with an additional increase coming from our second quarter releases of Fantastic 4, LucasArts’ Star Wars: Episode III Revenge of the Sith, Madagascar, X-Men Legends II, and Ultimate Spider-Man.  As described above, our fiscal third quarter releases remained relatively flat with the prior year period.  Although we saw strong results from our fiscal 2005 releases of Spider-Man 2 and Shrek 2 in both the North American and international markets, fiscal 2006 results were favorably impacted by the performance of Doom 3 for the Xbox which was more focused toward the demographic of the Xbox.

We expect our fiscal 2006 revenues from the sales of titles for the Xbox to increase over the previous fiscal year driven by the performance in the first nine months of this fiscal year.  We expect that sales of titles for the Xbox will decline for the remainder of the fiscal year and in the upcoming year as the Xbox360 hardware becomes more readily available and its installed base grows.

Nintendo GameCube Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$46,430	7%	$48,002	10%	$(1,572)	(3)%
Nine Months Ended	74,475	7%	92,471	10%	(17,996)	(19)%

Net revenues from sales of titles for the Nintendo GameCube decreased 3% from $48.0 million for the three months ended December 31, 2004 to $46.4 million for the three months ended December 31, 2005.  Despite an increase in the number of titles released for the GameCube from three major titles in the third quarter of fiscal 2005 to six worldwide major releases and two additional international releases in the third quarter of fiscal 2006, the releases in the third quarter of fiscal 2006, which included GUN, Call of Duty 2: Big Red One, THAW, and True Crime: New York City, were less geared to the demographics of the GameCube audience as compared to prior period new releases and, in particular, the prior year catalog titles.  The third quarter of fiscal 2005 experienced exceptionally strong catalog sales on the GameCube as our catalog titles included Spider-Man 2, Shrek 2, and Dreamworks’ Shark Tale, all of which are consistent with the GameCube demographic.

Net revenues from sales of titles for the Nintendo GameCube decreased 19% from $92.5 million for the nine months ended December 31, 2004 to $74.5 million for the nine months ended December 31, 2005.  The overall decrease is due to lower initial pricing of our childrens’ title releases of Madagascar in the first quarter of fiscal 2006 as compared to Shrek 2 and Spider-Man 2 in the first quarter of fiscal 2005 combined with lower unit sales as compared to Shrek 2 and Spider-Man 2, which were two of our best selling titles.  Madagascar was our top selling title on the GameCube for the first nine months of fiscal 2006 and although it performed strongly, it compares to the first nine months of fiscal 2005 where our top two selling titles on the GameCube were Spider-Man 2 and Shrek 2, each of which outperformed Madagascar.

We expect fiscal 2006 net revenues from the sales of titles for the GameCube to decrease relative to the previous fiscal year due to the Xbox360 gaining market share over other platforms and as our slate of third quarter fiscal 2006 releases was less focused toward the demographic of the GameCube audience as compared to other platforms and the prior fiscal year releases.

Hand-Held (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$74,032	11%	$63,243	12%	$10,789	17%
Nine Months Ended	143,650	14%	105,342	11%	38,308	36%

Net revenues from sales of titles for hand-held platforms for the three months ended December 31, 2005 increased 17% from the prior fiscal year, from $63.2 million to $74.0 million.  The increase is primarily due to selling titles across an additional platform, the PSP, which was not released until the fourth quarter of fiscal 2005. In addition, compared to the other handheld platforms, titles for the PSP have a higher retail pricing point of $49.99. Hand-held net revenues was driven by X-Men Legends II, and, in Europe, LucasArts’ Star Wars Battlefront II on the PSP; Madagascar: Operation Penguin, Tony Hawk’s American Sk8land, Shrek SuperSlam, Ultimate Spider-Man, and Madagascar on the GBA; and Tony Hawk’s American Sk8land, Madagascar, and Ultimate Spider-Man on the NDS.  The increase quarter over quarter was partially offset by strong sales in the third quarter of fiscal 2005 of Spider-Man 2 for the NDS concurrent with that platform’s hardware launch.

Net revenues from sales of titles for hand-held platforms for the nine months ended December 31, 2005 increased 36% from the prior fiscal year, from $105.3 million to $143.7 million.  The increase is mainly due to the worldwide introductions of the NDS and PSP hand-held platforms leading to titles being published across more platforms resulting in an increase in our total handheld titles from eight in the first nine months of fiscal 2005 to fifteen in the first nine months of fiscal 2006.  The major titles driving handheld net revenues in the first nine months of fiscal 2006 were Madagascar, Fantastic Four, Madagascar: Operation Penguin, Ultimate Spider-Man, and Shrek SuperSlam for the GBA; Madagascar, Tony Hawk’s American Sk8land, and Ultimate Spider-Man for the NDS; and THUG 2, X-Men Legends II, Spider-Man 2, and LucasArts’ Star Wars Battlefront II for the PSP.  This compares to the first nine months of fiscal 2005 where the main titles driving handheld net revenues were Shrek 2, Spider-Man 2, and Dreamworks’ Shark Tale for the GBA and Spider-Man 2 for the NDS.

With the worldwide introduction of the NDS and PSP hand-held platforms, we expect that revenues from hand-helds will continue to increase versus fiscal 2005.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base and the introduction of new hardware platforms, as well as the performance of key product releases from our product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base.  With the recent release of the NDS and PSP platforms, we expect to see a continued increase in our hand-held business in line with the growth in the installed base in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful titles.  For example, for the three months ended December 31, 2005, 32% of our consolidated net revenues and 39% of worldwide publishing net revenues were derived from net revenues from our THAW, Call of Duty 2: Big Red One, and Call of Duty 2 titles.  For the nine months ended December 31, 2005, 20% of our consolidated net revenues and 25% of worldwide publishing net revenues were derived from net revenues from our THAW, Call of Duty 2: Big Red One, and Call of Duty 2 titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles.   We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Three factors that could affect future publishing and distribution net revenue performance are console hardware pricing, software pricing and transitions in console platforms.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  While we expect console software launch pricing for the Xbox360 to hold at $59.99, we have started to see software pricing declines on the current-generation console systems.  Additionally, when new console platforms are announced or introduced into the market, such as the upcoming 2006 calendar year releases of the PS3 and Revolution and the November 2005 release of the Xbox360, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available.  During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance.

Distribution Net Revenues (in thousands)

	December 31,	% of Consolidated	December 31,	% of Consolidated	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$148,742	18%	$166,041	24%	$(17,299)	(10)%
Nine Months Ended	251,417	20%	259,896	22%	(8,479)	(3)%

Distribution net revenues for the three months ended December 31, 2005 decreased 10% from the prior fiscal year, from $166.0 million to $148.7 million.  The decrease was primarily due to a year over year weakening of the EUR and GBP in relation to the USD.  Foreign exchange rates decreased reported distribution net revenues by approximately $10.6 million for the three months ended December 31, 2005.   Excluding the impact of changing foreign currency rates, distribution net revenues decreased 4% year over year resulting from the termination of relationships with unprofitable publishers and stronger third party releases in the third quarter of fiscal 2005.

Distribution net revenues for the nine months ended December 31, 2005 decreased 3% from the prior fiscal year, from $259.9 million to $251.4 million.  Consistent with above, the decrease was primarily due to a year over year weakening of the EUR and GBP in relation to the USD.  Foreign exchange rates decreased reported distribution net revenues by approximately $9.8 million for the nine months ended December 31, 2005.  Excluding the impact of changing foreign currency rates, distribution net revenues increased slightly year over year.

The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms, our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers and the success of our own as well as third-party published titles.  We are expecting our fiscal 2006 distribution revenues to decrease slightly when compared with fiscal 2005 due mainly to the impact of changing foreign currency rates.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$367,685	45%	$316,494	47%	$51,191	16%
Nine Months Ended	617,021	48%	528,759	44%	88,262	17%

Cost of sales – product costs represented 45% and 47% of consolidated net revenues for the three months ended December 31, 2005 and 2004, respectively.  In absolute dollars, cost of sales – product costs increased 16% from $316.5 million at December 31, 2004 to $367.7 million at December 31, 2005.    The primary factors contributing to the increase in the cost of sales – product costs are:

•                  A 20% increase in consolidated net revenues for the quarter ending December 31, 2005 versus the quarter ending December 31, 2004.

•                  Write-downs of inventory costs for certain titles in the third quarter of fiscal 2006 in the amount of $11.1 million due to the high level of inventory remaining on hand for those titles.  We reviewed the current levels of inventory on hand and determined that due to lower than expected re-orders given weaker market conditions and the ongoing console transition, we anticipate that certain titles in our current inventory will likely need to be sold below its original cost.

The primary factors affecting the decrease in cost of sales – product costs as a percentage of consolidated net revenues are:

•                  A shift in the mix of business between our publishing and distribution segments.  Publishing net revenues as a percentage of consolidated net revenues increased from 76% in the third quarter of fiscal 2005 to 82% in the third quarter of fiscal 2006.  Our publishing business typically has lower cost of sales- product costs than our distribution business.

•                  A shift in the product mix versus the third quarter of fiscal 2005.  PC net revenues represented 13% of publishing revenues in the third quarter of fiscal 2005 compared to 17% in third quarter of fiscal 2006.  PC titles typically have significantly lower product costs associated with them.

Cost of sales – product costs represented 48% and 44% of consolidated net revenues for the nine months ended December 31, 2005 and 2004, respectively.  In absolute dollars, cost of sales – product costs increased 17% as compared to the first nine months of fiscal 2005.  The primary factors affecting the increases in the cost of sales – product costs in both absolute dollars and as a percentage of consolidated net revenues are:

•                  Heavy sales volume in our European territories of LucasArts’ Star Wars: Episode III Revenge of the Sith and Star Wars Battlefront II.  LucasArts’ titles are part of our affiliate label program and carry a significantly higher product cost than Activision developed titles.

•                  Write-downs of inventory costs for certain titles in the third quarter of fiscal 2006 in the amount of  $11.1 million due to the high level of inventory remaining on hand for those titles.  We reviewed the current levels of inventory on hand and determined that due to lower than expected re-orders given weaker market conditions and the ongoing console transition, we anticipate that certain titles in our current inventory will likely need to be sold below its original cost.

•                  Reduced pricing on a number of catalog titles as well as an $8 wholesale pricing difference on Madagascar compared to Shrek 2.

•                  A shift in the product mix versus the first nine months of fiscal 2005.  PC revenues represented 20% of publishing revenues in the first nine months of fiscal 2005 compared to 15% in the first nine months of fiscal 2006.  PC titles typically have significantly lower product costs associated with them.

Partially offset by:

•                  An increase in the percentage of consolidated net revenues provided by our publishing business from 78% in the first nine months of fiscal 2005 to 80% in the first nine months of fiscal 2006.  Our publishing business typically has lower cost of sales - product costs than our distribution business.

We expect cost of sales – product costs as a percentage of net revenues to increase for the remainder of the year as a larger percentage of revenues will be generated from our distribution business for the rest of fiscal 2006.  However, we also expect to benefit from sustained higher retail pricing on Xbox360 titles which would partially offset the increase in distribution business

Cost of Sales – Software Royalties and Amortization (in thousands)

		% of		% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$104,264	16%	$58,200	11%	$46,064	79%
Nine Months Ended	139,267	14%	116,846	12%	22,421	19%

Cost of sales – software royalties and amortization as a percentage of publishing net revenues increased from 11% for the three months ended December 31, 2004 to 16% for the three months ended December 31, 2005 and from 12% for the nine months ended December 31, 2004 to 14% for the nine months ended December 31, 2005.  In absolute dollars, cost of sales – software royalties and amortization increased from the prior fiscal year, from $58.2 million to $104.3 million or 79% for the three months ended December 31, 2005 compared to the three months ended December 31, 2004.  For the nine months ended December 31, 2005, costs of sales – software royalties and amortization also increased from $116.8 million to $139.3 million or 19% compared to the same period in the prior year.  The increases for the three and nine month periods ended December 31, 2005 in both the percentage of publishing net revenues and in absolute dollars are mainly due to:

•                  Increases of 20% and 6% in consolidated net revenues for the quarter and nine months ending December 31, 2005, respectively, compared to the quarter ending December 31, 2004.

•                  Impairment charges and recoverability write-offs of $11.7 million in the third quarter of fiscal 2006. We performed a detailed review of capitalized costs for released titles and determined that expected future revenues, given the change in market conditions, on three titles would not support the remaining capitalized software balance on these titles.  As a result, we incurred a $2.9 million recoverability charge on these titles in the third quarter.  In addition, we reviewed future recoverability of capitalized amounts on titles in development and determined that one of our titles, to be released in fiscal 2007, was unlikely to fully recover capitalized costs given the change in expectations as a result of  weaker market conditions and uncertainty involved in the console transition, and, as a result, took an impairment charge of $8.8 million on this title.

•                  Overall continued increases in costs to develop titles for additional platforms, particularly those titles released for the more technologically advanced next-generation console platforms.

We expect cost of sales – software royalties and amortization to increase for the full fiscal year 2006 versus fiscal 2005 due mainly to increased game development costs across more platforms.

Cost of Sales – Intellectual Property Licenses (in thousands)

		% of		% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$26,376	4%	$22,598	4%	$3,778	17%
Nine Months Ended	55,765	5%	57,797	6%	(2,032)	(4)%

Cost of sales – intellectual property licenses for the three months ended December 31, 2005 increased in absolute dollars by 17% from $22.6 million for the three months ended December 31, 2004 to $26.4 million for the three months ended December 31, 2005 while the percentage of cost of sales – intellectual property licenses to publishing net revenues remained flat at 4%.  The increase in the amount is mainly due to the overall 20% increase in sales volume quarter over quarter driving additional amounts for costs of sales – intellectual property, in particular the Ultimate Spider-Man, X-Men Legends II, Shrek SuperSlam, Madagascar, THAW, and Quake 4 titles, which have associated purchased intellectual property.

Cost of sales – intellectual property licenses for the nine months ended December 31, 2005 decreased in absolute dollars and as a percentage of publishing net revenues from $57.8 million and 6% of publishing net revenues to $55.8 million and 5% of publishing net revenues for the nine months ended December 31, 2004 and 2005, respectively.  The decreases are due mainly to a one-time benefit due to the settlement of an intellectual property claim in the second quarter of fiscal 2006.

We expect cost of sales – intellectual property licenses as a percentage of publishing net revenues to decrease slightly over fiscal 2005 due to the one-time benefit on the settlement of an intellectual property claim in the second quarter of fiscal 2006.

Product Development (in thousands)

		% of		% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$53,139	8%	$25,068	5%	$28,071	112%
Nine Months Ended	99,013	10%	66,054	7%	32,959	50%

Product development expenses for the three months ended December 31, 2005 increased as a percentage of publishing net revenues as compared to the three months ended December 31, 2004, from 5% to 8%. In absolute dollars, product development expenses for the three months ended December 31, 2005 increased approximately $28.1 million compared to the three months ended December 31, 2004, from $25.1 million to $53.1 million.

Product development expenses for the nine months ended December 31, 2005 increased as a percentage of publishing net revenues as compared to the nine months ended December 31, 2004, from 7% to 10%.  In absolute dollars, product development expenses for the nine months ended December 31, 2005 increased approximately $33.0 million compared to the nine months ended December 31, 2004, from $66.1 million to $99.0 million.

The increases for both the three and nine month periods ending December 31, 2005 compared to the three and nine month periods ending December 31, 2004 are due to:

•                  Product cancellation charges of $11.1 million, including terminations fees, incurred during the third quarter of fiscal 2006.  Given the current market conditions, the lower than expected performance of some of our third quarter fiscal 2006 releases, and risks associated with console transition, we performed a thorough review of our upcoming product slate.  To better align opportunities associated with the next generation console platforms with income potential and risks associated with certain titles in development, we made a business decision to cancel development of certain titles and permanently remove them from our future title slate.

•                  Increased development, quality assurance, and outside developer costs as a result of the development of more technologically advanced titles across more platforms.

We expect product development costs to continue to increase as a result of developing more technologically advanced titles across more platforms.

Sales and Marketing (in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$155,999	19%	$105,248	15%	$50,751	48%
Nine Months Ended	258,957	20%	200,216	16%	58,741	29%

Sales and marketing expenses of $156.0 million and $105.2 million represented 19% and 15% of consolidated net revenues for the three months ended December 31, 2005 and 2004, respectively.  The increase in absolute dollars was primarily generated by our publishing business as a result of increases in sales and marketing headcount to support European expansion and customer growth strategies combined with increased promotional and media advertising expenses related to our third quarter fiscal 2006 product slate.   The increase in sales and marketing expenses as a percentage of net revenues was primarily a result of the additional sales and marketing investment on our third quarter fiscal 2006 titles which did not provide the revenue increase that was anticipated at the time of the marketing spend.

Sales and marketing expenses increased 29% from $200.2 million and 16% of consolidated net revenues for the nine months ended December 31, 2004 to $259 million and 20% of consolidated net revenues for the nine months ended December 31, 2005.  The increases both in absolute dollars and as a percentage of net revenues were primarily generated by our publishing business as a result of continuing significant investment in marketing programs and media advertising provided in support of the biggest title release slate in our history which included fiscal 2006 title releases: GUN, True Crime: New York City, Call of Duty 2, Call of Duty 2: Big Red One, Quake 4, Shrek SuperSlam, THAW, Doom 3, Ultimate Spider-Man, X-Men Legends II, Madagascar, and Fantastic 4.  In addition, we experienced increases in sales and marketing headcount to support European expansion and customer growth strategies combined with increased promotional expenses related to our fiscal 2006 product slate.

We expect fiscal 2006 sales and marketing costs to be higher than fiscal 2005 spending levels.

General and Administrative (in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$24,712	3%	$15,407	2%	$9,305	60%
Nine Months Ended	65,780	5%	44,854	4%	20,926	47%

General and administrative expenses for the three months ended December 31, 2005 increased $9.3 million over the same period last year, from $15.4 million to $24.7 million.  As a percentage of consolidated net revenues, general and administrative expenses increased from 2% to 3% for the three months ended December 31, 2004 and 2005, respectively.   For the nine months ended December 31, 2005, general and administrative expenses increased $20.9 million or 47% over the same period last year, from $44.9 million to $65.8 million.  As a percentage of consolidated net revenues, general and administrative expenses increased from 4% to 5%.  The increases were primarily due to an increase in personnel costs including costs related to European territory expansion, an increase in bad debt reserves, and foreign currency transaction losses incurred by our European publishing business due to the strengthening of the USD and EUR against the GBP.

Operating Income (in thousands)

		% of		% of
	December 31,	Segment	December 31,	Segment	Increase/	Percent
	2005	Net Revs.	2004	Net Revs.	(Decrease)	Change

Three Months Ended
Publishing	$65,708	10%	$120,608	23%	$(54,900)	(46)%
Distribution	18,359	12%	16,471	10%	1,888	11%

Consolidated	$84,067	10%	$137,079	20%	$(53,012)	(39)%

Publishing operating income for the three months ended December 31, 2005 decreased $54.9 million or 46% from the same period last year, from $120.6 million to $65.7 million, while the percentage of operating income to segment revenues decreased from 23% to 10%.  The impact of changes in foreign currency rates did not have a material impact on international publishing operating income for the three months ended December 31, 2005. This decrease is primarily due to:

•                  Cancellation, impairment, and earn-out recoverability charges totaling $22.8 million taken during the third quarter of fiscal 2006.  See additional description of charges incurred in the cost of sales – software royalties and amortization and the product development discussions.

•                  Write-downs of inventory costs of $11.1 million.  See additional description in the cost of sales – product costs discussion.

•                  Increased sales and marketing investments to support our fiscal 2006 third quarter “big propositions” which in current market conditions have not provided the corresponding level of revenue return we had anticipated.

•                  Increased provision for returns and price protection in the third quarter of fiscal 2006 of 17% of net revenues compared to 8% of net revenues in the third quarter of fiscal 2005, due to weaker market conditions and the ongoing console transition.

•                  Continuing increases in product development costs to support more technologically advanced titles across more platforms.

•                  Increased operating expenditures to support title releases across more platforms and costs of European territory expansion.

Distribution operating income for the three months ended December 31, 2005 increased compared to the same period last year, from $16.5 million to $18.4 million.  Excluding the impact of changes in foreign currency rates, distribution operating income increased by $3.2 million or 19% for the three months ended December 31, 2005.  This increase is primarily due to improved profitability resulting from the discontinuation of certain unprofitable third party business and an increase in business with large, mass-market customers that generate a higher percentage of sales from software.

		% of		% of
	December 31,	Segment	December 31,	Segment	Increase/	Percent
	2005	Net Revs.	2004	Net Revs.	(Decrease)	Change

Nine Months Ended
Publishing	$24,219	2%	$168,111	18%	$(143,892)	(86)%
Distribution	19,853	8%	19,359	7%	494	3%

Consolidated	$44,072	3%	$187,470	16%	$(143,398)	(76)%

Publishing operating income for the nine months ended December 31, 2005 decreased $143.9 million from the same period last year, from $168.1 million to $24.2 million.  Changes in foreign currency rates related to the year over year weakening of the EUR, GBP, and AUD in relation to the U.S. dollar did not have a material impact on publishing operating income.  This decrease is primarily due to:

•                  Cancellation, impairment, and earn-out recoverability charges totaling $23.7 million taken during the first nine months of fiscal 2006.  See additional description of charges incurred in the cost of sales – software royalties and amortization and the product development discussions.

•                  Write-downs of inventory costs of $11.1 million in the third quarter of fiscal 2006.  See additional description in the cost of sales – product costs discussion.

•                  Increased sales and marketing investments to support our fiscal 2006 third quarter “big propositions” which did not provide the corresponding level of revenue return we had anticipated.

•                  A larger percentage of revenues derived from LucasArts’ titles.  Affiliate titles typically carry a much lower operating margin compared to our own titles.

•                  Increased provision for returns and price protection in the first nine months of fiscal 2006 of 19% of net revenues compared to 11% of net revenues in the first nine months of fiscal 2005, due to weaker market conditions and the ongoing console transition.

•                  Lower initial pricing of our top selling children’s title for the first nine months of fiscal 2006, Madagascar, resulting in lower associated margins.

Distribution operating income for the nine months ended December 31, 2005 increased $0.5 million over the same period last year, from $19.4 million to $19.9 million.  Excluding the impact of changes in foreign currency rates, distribution operating income increased by $1.7 million or 9% for the three months ended December 31, 2005.  Consistent with above, the increase is primarily due to improved profitability resulting from pulling out of certain unprofitable third party business, and an increase in business with large, mass-market customers that generate a higher percentage of sales from software.

Investment Income, Net (in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

Three Months Ended	$9,162	1%	$3,197	—%	$5,965	187%
Nine Months Ended	22,840	2%	7,954	—%	14,886	187%

Investment income, net for the three months ended December 31, 2005 was $9.2 million as compared to $3.2 million for the three months ended December 31, 2004.  Investment income, net for the nine months ended December 31, 2005 increased $14.9 million from $8.0 million for the nine months ended December 31, 2004 as compared to $22.8 million for the nine months ended December 31, 2005.  The increases in both the three and nine months ended December 31, 2005 as compared to the three and nine months ended December 31, 2004 were primarily due to higher invested balances combined with rising yields, a realized gain in the first quarter of fiscal 2006 of $1.3 million on the sale of an investment in common stock, and a realized gain of $2.9 million on the sale of a cost basis investment.

Provision  for Income Taxes (in thousands)

		% of		% of
	December 31,	Pretax	December 31,	Pretax	Increase/	Percent
	2005	Income	2004	Income	(Decrease)	Change

Three Months Ended	$25,284	27%	$43,014	31%	$(17,730)	(41)%
Nine Months Ended	15,794	24%	60,662	31%	(44,868)	(74)%

The income tax provision of $25.3 million and $15.8 million for the three months and nine months ended December 31, 2005 reflects our effective income tax rate of 27% and 24%, respectively.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, offset by an increase in state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Net Income

Net income for the three months ended December 31, 2005 was $67.9 million or $0.23 per diluted share, as compared to net income of $97.3 million or $0.35 per diluted share for the three months ended December 31, 2004.

Net income for the nine months ended December 31, 2005 was $51.1 million or $0.17  per diluted share, as compared to net income of $134.8 million or $0.49 per diluted share for the nine months ended December 31, 2004.

Liquidity and Capital Resources

Sources of Liquidity

(in thousands)

	December 31, 2005	March 31, 2005	Increase/ (Decrease)
Cash and cash equivalents	$267,069	$313,608	$(46,539)
Short-term investments	497,537	527,256	(29,719)

	$764,606	$840,864	$(76,258)

Percentage of total assets	48%	64%

	For the Nine Months ended December 31, 2005	For the Nine Months ended December 31, 2004	Increase/ (Decrease)
Cash flows provided by (used in) operating activities	$(83,932)	$96,378	$(180,310)
Cash flows provided by (used in) investing activities	4,587	(7,098)	11,685
Cash flows provided by financing activities	37,850	30,134	7,716

As of December 31, 2005, our primary source of liquidity is comprised of $267.1 million of cash and cash equivalents and $497.5 million of short-term investments.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations.  We have also generated significant cash flows from the issuance of our common stock to employees through the exercise of options which is described in more detail below in “Cash Flows from Financing Activities.”  We have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations, credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

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

We believe that we have sufficient working capital ($941.2 million at December 31, 2005), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third-parties.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers and intellectual property holders and our own employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $162.8 million and $96.9 million in the nine months ended December 31, 2005 and 2004, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third-parties, the execution of new license agreements granting us long-term rights to intellectual property of third-parties, as well as product development costs relating to internally developed products.  The increase period over period is primarily due to new agreements with Dreamworks Animation SKG and Marvel Enterprises, both signed in the third quarter of fiscal 2006. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the nine months ended December 31, 2005 and 2004, cash flows (used in) provided by  operating activities were $(83.9) million and $96.4 million, respectively.  The principal components comprising cash flows used in operating activities for the nine months ended December 31, 2005 included investment in software development and intellectual property licenses and increases in accounts receivable, partially offset by operating results, amortization of capitalized software development costs and intellectual property licenses, and higher accounts payable and accrued liabilities.  An analysis of the change in key balance sheet accounts is below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

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

For the nine months ended December 31, 2005 and 2004, cash flows provided by (used in) investing activities were $4.6 million and $(7.1) million, respectively.  For the nine months ended December 31, 2005, cash flows provided by investing activities were primarily the result of net proceeds from the sales and maturities of short term investments, offset by capital expenditures, increase in restricted cash, which is included in short-term investments, and cash paid for acquisitions.  We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

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

For the nine months ended December 31, 2005 and 2004, cash flows from financing activities were $37.9 million and $30.1 million, respectively.  The cash provided by financing activities for the nine months ended December 31, 2005 primarily is the result of the issuance of common stock related to employee stock option and stock purchase plans.  During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.   As of December 31, 2005, we had approximately $226.2 million available for utilization under the buyback program.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

			Increase/
(amounts in thousands)	December 31, 2005	March 31, 2005	(Decrease)

Gross accounts receivable	$589,772	$178,335	$411,437
Net accounts receivable	414,492	109,144	305,348

The increase in gross accounts receivable was primarily the result of increased sales volume related to more titles being released and higher sales volume due to seasonality of the holiday selling season.  Significant shipments were made to customers in November and December and the related receivables were not due prior to quarter end.

Reserves for returns, price protection, and doubtful accounts increased from $69.2 million at March 31, 2005 to $175.3 million at December 31, 2005 largely reflecting increased reserves for returns and price protections related to weak market conditions and the uncertainty involved in the ongoing console transition.  Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts and Inventory Obsolescence in Item 2: Critical Accounting Policies).

Inventories

			Increase/
(amounts in thousands)	December 31, 2005	March 31, 2005	(Decrease)

Inventories	$84,828	$48,018	$36,810

Inventories have increased as a result of lower than expected performance on certain fiscal 2006 third quarter title releases.  Uncertainties in the marketplace due to the current console transition cycle as well as changes in retailer buying patterns have led to a buildup in inventories primarily in our Publishing business segment.  As a result of the buildup in inventory levels, for the three and nine months ended December 31, 2005 we had write-downs of inventory costs for certain titles in the amount of $11.1 million and $15.2 million, respectively, as we anticipate that certain titles in our current inventory will be sold below its original cost.

Software Development

			Increase/
(amounts in thousands)	December 31, 2005	March 31, 2005	(Decrease)

Software development	$36,327	$91,614	$(55,287)

Capitalized software development was lower at the end of the third quarter of fiscal 2006 as a result of:

•      Amortization of $115.4 million of capitalized software development costs related to titles released in the first nine months of fiscal 2006.

•      Write-offs of development costs totaling $22.9 million, primarily taken in third quarter of fiscal 2006 for title cancellations and write-downs of capitalized costs on which future benefit was not expected to be realized due to changes in market conditions.

Partially offset by:

•      Continued investment in software development totaling $83.0 million on titles currently being developed by internal studios as well as amounts paid to third parties for product development.

Intellectual Property Licenses

			Increase/
(amounts in thousands)	December 31, 2005	March 31, 2005	(Decrease)

Intellectual property licenses	$85,455	$35,726	$49,729

Intellectual property licenses increased at the end of the third quarter of fiscal 2006 as a result of:

•      Continued investment in intellectual property licenses totaling $79.8 million year-to-date.  In the third quarter of fiscal 2006, we further extended our exclusive licensing agreement with Marvel Enterprises by signing a multi-year extension to our current video game licensing agreement for the Spider-Man and X-Men franchises.  This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man and X-Men.   We also signed an agreement with Spider-Man Merchandising LP in the third quarter of fiscal 2006, to extend our exclusive worldwide rights to publish entertainment software products based on movie sequels subsequent to Spider-Man 3 or new television series to be produced based upon Marvel characters through 2017.  Additionally, in our third quarter of fiscal 2006 we signed a multi-year agreement with Dreamworks Animation SKG which grants us exclusive video game rights to future films in the “Shrek” franchise beyond “Shrek 3,” as well as titles based on films currently planned or in development.

Partially offset by:

•      $30.1 million in amortization of intellectual property licenses related to new title releases in the first three quarters of fiscal 2006, including Ultimate Spider-Man, X-Men Legends II, Fantastic 4, Madagascar, Quake 4, and THAW.

Accounts Payable

			Increase/
(amounts in thousands)	December 31, 2005	March 31, 2005	(Decrease)

Accounts payable	$213,874	$108,984	$104,890

The increase in accounts payable was primarily the result of increased inventory purchases to support increased holiday sales volume in both our publishing and distribution segments.

Accrued Expenses

			Increase/
(amounts in thousands)	December 31, 2005	March 31, 2005	(Decrease)

Accrued expenses	$171,384	$98,067	$73,317

The increase in accrued expenses was primarily driven by:

•      Increased marketing costs due to the large number of titles released in the third quarter and significant promotional costs on key titles.

•      Higher accrued royalties due to higher sales volume in the third quarter of fiscal 2006 and more titles released on which royalties were due.

Partially offset by:

•      Reduced liability due to third party affiliates on titles distributed during the quarter compared to the fourth quarter of fiscal 2005.

Credit Facilities

We have revolving credit facilities with our Centresoft distribution subsidiary located in the UK (the “UK Facility”) and our NBG distribution subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to GBP 8.0 million ($13.8 million), including issuing letters of credit, on a revolving basis as of December 31, 2005.  Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.0 million) guarantee for the benefit of our CD Contact distribution subsidiary as of December 31, 2005.  The UK Facility bore interest at LIBOR plus 2.0% as of December 31, 2005, is collateralized by substantially all of the assets of the subsidiary and expires in May 2006.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of December 31, 2005, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of December 31, 2005.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of December 31, 2005, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of December 31, 2005.

As of December 31, 2005, we maintained a $7.5 million irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.   At December 31, 2005, the $7.5 million deposit is included in short-term investments as restricted cash.

As of December 31, 2005, our publishing subsidiary located in the UK maintained a EUR 10.0 million ($11.8 million) irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires on April 15, 2006.  As of December 31, 2005, we had EUR 0.7 million ($0.8 million) outstanding amounts against this letter of credit.

Commitments

In the normal course of business, we enter into contractual arrangements with third-parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of December 31, 2005, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility	Developer
	Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2006	$3,122	$12,183	$1,642	$16,947
2007	12,175	20,811	15,910	48,896
2008	8,721	10,593	24,260	43,574
2009	7,415	16,300	12,100	35,815
2010	6,517	23,300	100	29,917
Thereafter	27,046	54,900	100	82,046

Total	$64,996	$138,087	$54,112	$257,195

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

As permitted by SFAS 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  While management continues to evaluate the impact of SFAS No. 123R, we currently believe that the expensing of stock-based compensation will have an impact on our Consolidated Statement of Operations similar to our pro-forma disclosure under SFAS 123.

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

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.   SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and correction of errors. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle and correction of errors, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. In the event that we have an accounting change or an error correction, SFAS No. 154 could have a material impact on our consolidated financial statements.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes.  For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities.  The manufacturing deduction provided by the Act replaces the extraterritorial income (“ETI”) deduction currently in place.  We currently derive benefits from the ETI exclusion which was repealed by the Act.  Our exclusion for fiscal 2006 and 2007 will be limited to 75% and 45% of the otherwise allowable exclusion and no exclusion will be available in fiscal 2008 and thereafter.  The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations (“Homeland Investment Act”). The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers.  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB determined that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes.  The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability.  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  We have evaluated the Act and have concluded that we will not repatriate foreign earnings under the Homeland Investment Act Provisions.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of December 31, 2005, our cash equivalents and short-term investments included debt securities of $534.6 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of December 31, 2005 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	4.40%	$68,531	$68,531
Variable rate	4.21%	44,576	44,552

Short-term investments:
Fixed rate	3.70%	$502,905	$497,537

Our short-term investments generally mature between three months and thirty months.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly EUR, GBP and AUD. The volatility of EUR, GBP and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of December 31, 2005, we had no outstanding hedging contracts.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to reasonably assure that (i) information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.  Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons.  In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired purposes under all possible future events.

The Company’s management, with the participation of the Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this controls evaluation, and subject to the limitations described above, the Chief Executive Officers and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable, but not absolute, assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors.  The complaint, which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that our revenues and assets were overstated during the period between February 1, 2001 and December 17, 2002, was filed in the United States District Court, Central District of California by the Construction Industry, and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  Five additional purported class actions were subsequently filed by Gianni Angeloni, Christopher Hinton, Stephen Anish, the Alaska Electrical Pension Fund, and Joseph A. Romans asserting the same claims.  Consistent with the Private Securities Litigation Reform Act (“PSLRA”), the court appointed lead plaintiffs consolidating the six putative securities class actions into a single case.  In an Order dated May 16, 2005, the court dismissed the consolidated complaint because the plaintiffs failed to satisfy the heightened pleading standards of the PSLRA.  The court did, however, give the lead plaintiffs leave to file an amended consolidated complaint within 30 days of the order.  Rather than file a new complaint, the Plaintiff agreed to dismiss the entire case with prejudice.  The Order dismissing the action with prejudice was entered on June 17, 2005.

In addition, on March 12, 2004, a shareholder derivative lawsuit captioned Frank Capovilla, Derivatively on Behalf of Activision, Inc. v. Robert Kotick, et al. was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  That complaint was filed in

California Superior Court for the County of Los Angeles.   On August 11, 2005, in light of the ruling dismissing with prejudice the complaint in the earlier-filed federal securities class action, plaintiffs in the shareholder derivative action filed an amended complaint, dropping most of the causes of action and focusing only on the allegations of insider trading and breaches of fiduciary duty that were based on the same claimed misrepresentations set forth in the dismissed federal securities class action. On September 15, 2005, Activision and the individual defendants filed separate demurrers to the Derivative Action and a motion to strike plaintiff’s jury demand. Prior to the hearing on the demurrers, the parties came to a resolution of the action and agreed to a stipulation of settlement to be submitted to the court for preliminary approval currently scheduled for hearing on February 8, 2006. Subject to court approval, the settlement will require the dismissal and release of the alleged claims. No cash recovery is to be paid to the plaintiff pursuant to the stipulation of settlement, which also states that the Company vigorously denies any assertion of wrongdoing or liability. In furtherance of the settlement, the Company has agreed to pay $200,000 in plaintiffs’ fees, to be funded by the Company’s D&O insurance carrier. The settlement acknowledges that, after the time the derivative action was filed, the Company has implemented certain enhancements to its corporate governance policies.

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

10.1	Employment Agreement dated May 10, 2005 between Charles J. Huebner and Activision Publishing, Inc.

10.2	Employment Agreement dated March 2, 2005 between Robin Kaminsky and Activision Publishing, Inc.

10.3	Employment Agreement dated December 6, 2005 between Stephen G. Wereb and Activision Publishing, Inc.

10.4	Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of February 2, 2004, between Microsoft Licensing, GP and Activision Publishing, Inc. ***

10.5	Amendment to Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of December 15, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc. ***

10.6	Chart of Compensation to Non-Employee Directors

31.1	Certification of Robert A. Kotick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Griffith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas Tippl pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Griffith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***         Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 8, 2006

ACTIVISION, INC.

/s/ Thomas Tippl
Thomas Tippl
Chief Financial Officer, Activision Publishing, Inc.
(Principal Financial and Accounting Officer)