Form 10-K
period 2006-03-31
ACTIVISION INC /NY
filed 2006-06-09
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒                                                                                                   Accelerated Filer  ☐                                                                                                                                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on September 30, 2005 was $4,115,244,011.

The number of shares of the registrant’s Common Stock outstanding as of May 31, 2006 was 277,879,080.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2006 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

INDEX

PART I.

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Consolidated Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Consolidated Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III.

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV.

Item 15.	Exhibits and Financial Statement Schedule

SIGNATURES

PART I

Item 1.           BUSINESS

(a)                                  General

Activision, Inc. (“Activision,” the “Company,” or “we”) is a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our fiscal 2006 product portfolio included such best-selling products as Call of Duty 2, Call of Duty 2: Big Red One, Tony Hawk’s American Wasteland (“THAW”), Madagascar, Ultimate Spider-Man, Quake IV, GUN, True Crime: New York City, and X-Men Legends II.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”), Microsoft Xbox (“Xbox”), and Microsoft Xbox 360 (“Xbox360”) console systems, Nintendo Game Boy Advance (“GBA”), Sony PlayStation Portable (“PSP”), and Nintendo Dual Screen (“NDS”) hand-held devices, and the personal computer (“PC”). The installed base for this current-generation of hardware platforms is significant and we anticipate the fiscal 2006 release of the Xbox360 and the upcoming calendar 2006 releases of the Sony PlayStation 3 (“PS3”) and the Nintendo Wii (“Wii”) will further expand the software market over the next few years by expanding the installed base. We successfully executed our strategy of having a high-quality product presence at the launch of the Xbox360, releasing four titles concurrent with the console launch, and are currently developing additional titles for the Xbox360. We are currently developing three launch titles for the PS3, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Project 8, and three launch titles for the Wii, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Downhill Jam. Our plan is to have a significant presence at the launch of both the PS3 and the Wii while marketing to current-generation platforms as long as this remains economically attractive given their large installed base.

Our publishing business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. Our distribution business consists of operations in Europe that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

(b)                                      Business Combinations

We have completed a number of acquisitions of both software development companies and interactive entertainment product distribution companies. During fiscal 2006, we continued to enhance our internal product development capabilities with the acquisition of two game developers, Toys for Bob, Inc. and Beenox, Inc. Additionally, in May 2006, we entered into an agreement to acquire video game publisher RedOctane Inc., the publisher of the popular Guitar Hero franchise. See Note 3 to the Consolidated Financial Statements included in

Item 8 of this Annual Report on Form 10-K for additional information regarding the accounting treatment of these and prior acquisitions.

(c)                                  Financial Information About Industry Segments

We have two reportable segments: publishing and distribution. Publishing relates to the development (both internally and externally), marketing and sale of DVD, CD, UMD, online, and cartridge-based interactive entertainment software products owned or controlled by us directly, by license, or through our affiliate label program with certain third-party publishers. Distribution primarily refers to logistical and sales services provided by our European distribution subsidiaries to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware. See Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain financial information regarding reporting segment and geographic areas required by Item 1.

(d)                                 Forward-Looking Statements

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Annual Report on Form 10-K) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations and are inherently uncertain and difficult to predict. The discussion in Item 1A of this Annual Report on Form 10-K highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. You are cautioned that we do not have a policy of updating or revising forward-looking statements, and thus you should not assume that silence by the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

(e)                                  Narrative Description of Business

Our objective is to be a worldwide leader in the development, publishing, and distribution of quality interactive entertainment software products that deliver a highly satisfying consumer entertainment experience. Our business strategy, the key components of our business operations, and the risk factors that could impact our business are detailed below.

Strategy

Create, Acquire, and Maintain Strong Brands. We focus development and publishing activities principally on products that are, or have the potential to become, franchise properties with sustainable consumer appeal and brand recognition. It is our experience that these products can then serve as the basis for sequels, prequels, and related new products that can be released over an extended period of time. We believe that the publishing and distribution of products based in large part on franchise properties enhances predictability of revenues and the probability of high unit volume sales and operating profits. We have entered into a series of strategic relationships with the owners of intellectual property pursuant to which we have acquired the rights to publish products based on franchises such as Marvel Comics’ properties, including Spider-Man and X-Men. We have a multi-year, multi-property, publishing agreement with DreamWorks LLC that grants us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, “Over the Hedge,” which was released in the first quarter of fiscal 2007, and all of their respective forthcoming sequels, including “Shrek the Third” and “Madagascar 2.”   As part of our agreement with DreamWorks Animation SKG, we have the exclusive video game rights to potential future films in the “Shrek” franchise beyond “Shrek the Third,” upcoming movies, including “Bee Movie” and “Kung Fu Panda,” as well as other films currently in development, including “Rex Havoc” and “How to Train Your Dragon.”  We have a strategic alliance with Harrah’s Entertainment, Inc. that grants us the exclusive, worldwide interactive rights to develop and publish “World Series of Poker” video games based on the popular World Series of Poker Tournament. We also have a strategic relationship with professional skateboarder Tony Hawk through an exclusive multi-year agreement to develop video games using his name and likeness. Through fiscal 2006, we have released seven successful titles in the Tony Hawk franchise. We also have created a number of successful internally developed intellectual properties such as the True Crime and Call of Duty franchise properties, and GUN. Recently we have also signed agreements with Hasbro Properties Group to develop and publish video games based on the “Transformers” brand and with MGM Interactive and EON Productions Ltd. to develop and publish video games based on the James Bond license.

Execute Disciplined Product Selection and Development Processes. The success of our publishing business depends, in significant part, on our ability to develop high quality games that will generate high unit volume sales. Our publishing units have implemented a formal control process for the selection, development, production, and quality assurance of our products. We apply this process, which we refer to as the “Greenlight Process,” to all of our products, whether externally or internally developed. The Greenlight Process includes in-depth reviews of each project at four important stages of development by a team that includes many of our highest-ranking operating managers and coordination between our sales and marketing personnel and development staff at each step in the process.

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

Create and Maintain Diversity in Product Mix, Platforms, and Markets. We believe that maintaining a diversified mix of products can reduce our operating risks and enhance profitability. Therefore, we develop and publish products spanning a wide range of product categories, including action/adventure, action sports, racing, role-playing, simulation, first-person action, and strategy. We also develop products designed for target audiences ranging from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. Presently, we concentrate on developing, publishing, and distributing products that operate on PS2, GameCube, Xbox, and the next-generation Xbox360 console systems, GBA, PSP, and NDS hand-held devices, and the PC. We are developing products for the PS3 and Wii next-generation console systems which are expected to be released in calendar 2006. We typically offer our products for use on multiple platforms in order to reduce the risks associated with any single platform, leverage our costs over a larger installed hardware base, and increase unit sales.

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

Grow Through Continued Strategic Acquisitions and Alliances. The interactive entertainment industry has been consolidating, and we believe that success in this industry will be driven in part by the ability to take advantage of scale. Specifically, smaller companies are more capital constrained, enjoy less predictability of revenues and cash flow, lack product diversity and must spread fixed costs over a smaller revenue base. Several industry leaders are emerging that combine the entrepreneurial and creative spirit of the industry with professional management, the ability to access the capital markets, and the ability to maintain favorable relationships with developers, intellectual property owners, and retailers. Through numerous completed acquisitions since 1997, we believe that we have successfully diversified our operations, our channels of distribution, our development talent pool, and our library of titles, and have emerged as one of the industry’s leaders. We intend to continue to evaluate the expansion of our resources through acquisitions, strategic relationships, and key license transactions. We intend to continue expanding our intellectual property library through key license transactions and strategic relationships with intellectual property owners and to continue to evaluate opportunities to increase our development capacity through the acquisition of or investment in selected experienced software development firms.

Products

Historically, we have been best known for our action/adventure, strategy, and simulation products. We have been successful in the superheroes and skateboarding categories with our release of titles based on the Spider-Man and X-Men properties, as well as the Tony Hawk franchise. We have also been successful in the first person action categories through the Call of Duty original intellectual property, which we plan on continuing as a successful long-term franchise. We have established ourselves as a leader in the “value” software publishing business with products under our Cabela’s, Rapala’s, World Series of Poker, and Greg Hasting’s Paintball licenses, as well as with products distributed on behalf of our “value” affiliate label partners. Products published by us in this category are generally developed by third parties, often under contract with us, and are marketed under the Activision Value Publishing name. Value software is typically less sophisticated and less complex, both in terms of the development process and consumer gameplay.

Hardware Licenses. Our products currently are being developed or published primarily for PS2, GameCube,   Xbox, and Xbox360 console systems; GBA, PSP, and NDS hand-held devices; and PCs. We are also developing products for the PS3 and Wii next-generation console systems expected to be released in calendar 2006. In order to maintain general access to the console systems and hand-held devices marketplace, we have maintained licenses for PS2, GameCube, Xbox, and Xbox360 console systems and GBA, PSP, and NDS hand-held devices with the owners of each such platform. Each license allows us to create multiple products for the applicable platform, subject to certain approval rights which are reserved by each licensor. Each license also requires that we pay the licensor a per unit royalty for each unit manufactured. In contrast, we are not required to obtain any license for the development and production of products for PCs.

Intellectual Property Rights. Many of our current and planned releases are based on intellectual property and other character or story rights licensed from third parties, as well as a combination of characters, worlds, and concepts derived from our extensive library of titles, and original characters and concepts owned and created by us. When publishing products based on licensed intellectual property rights, we generally seek to capitalize on the name recognition, marketing efforts, and goodwill associated with the underlying property. For intellectual property owned by Activision, we generally attempt to establish such properties as sustainable, long-term game franchises.

In acquiring intellectual property rights from third parties, we seek to obtain rights to publish titles across a variety of platforms, to include the ability to produce multiple titles and to retain rights over an extended period of time. In past years, we have been able to enter into a series of long-term or multi-product agreements with owners of various intellectual properties that are well known throughout the world and to create products based on these recognizable characters, story lines, or concepts. These agreements typically provide us with exclusive publishing rights for a specific period of time and, in some cases, for specified platforms and, in other cases, with renewal rights upon the satisfaction of certain conditions. The scope of our licensing activities includes theatrical motion pictures, television shows, animated films and series, comic books, literary works, sports personalities and events, and celebrities. We intend to continue expanding relationships with our existing intellectual property partners and to enter into agreements with other intellectual property owners for additional recognizable properties, characters, story lines and concepts. However, we may not be able to maintain or expand our existing relationships or to seek out and sustain new long-term relationships of similar caliber in the future.

Product Development and Support

We develop and produce titles using a model in which a core group of creative, production, and technical professionals, in coordination with our marketing and finance departments, have responsibility for the entire development and production process including the supervision and coordination of internal and external resources. This team assembles the necessary creative elements to complete a title using, where appropriate, outside programmers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts, and sound and video studios. We believe that this model allows us to supplement internal expertise with top quality external resources on an as-needed basis.

In addition, we often seek out and engage independent third-party developers to create products on our behalf. Such products are sometimes owned by us, and usually we have unlimited rights to commercially exploit these products. In other circumstances, the third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. We typically select these independent third-party developers based on their expertise in developing products in a specific category and use the same developer to produce the same game for multiple platforms. Each of our third-party developers is under contract with us for specific or multiple titles. From time to time, we also acquire the license rights to publish and/or distribute software products that are or will be independently created by third-party developers. In such cases, the agreements with such developers provide us with exclusive publishing and/or distribution rights for a specific period of time, often for specified platforms and territories. In either case, we often have the ability to publish and/or distribute sequels, conversions, enhancements, and add-ons to the product initially being produced by the independent developer and frequently have the right to engage the services of the original developer with regard to the development of such products.

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

“Greenlight Process”

We have adopted and implemented a rigorous procedure for the selection, development, production, and quality assurance of our internally and externally produced interactive entertainment software titles. The process, known internally as the “Greenlight Process,” involves four phases throughout the development and production phases of a title, each of which includes a number of specific performance milestones. The four phases of the “Greenlight Process” are the concept, prototype, first playable, and alpha. This procedure is designed to enable us to manage and control production and development budgets and timetables, to identify and address production and technical issues at the earliest opportunity, and to coordinate marketing and quality control strategies throughout the production and development phases, all in an environment that fosters creativity. Checks and balances are intended to be provided through the structured interaction of the project team with our creative, technical, marketing, and quality assurance/customer support personnel, as well as our legal, accounting, and finance departments. In order to maintain the competitiveness of our products and to take advantage of increasingly sophisticated technology associated with hardware platforms, our development process includes a significant amount of time for play-testing new products, and extensive product quality evaluations.

Product Support

We provide various forms of product support to both our internally and externally developed titles. Our quality assurance personnel are involved throughout the development and production of each title published by us. We subject all such products to extensive testing before release to ensure compatibility with all appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products. To support our products after release, we provide online access to our customers on a 24-hour basis as well as telephone operator help lines during regular business hours. The customer support group tracks customer inquiries and we use this data to help improve the development and production processes.

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

Sales and Distribution

North America. Our products are available for sale or rental in thousands of retail outlets domestically. Our North American customers include Best Buy, Blockbuster, Circuit City, GameStop, Target, Toys “R” Us, and Wal-Mart. Our largest customers, Wal-Mart and GameStop, accounted for approximately 22% and 10% of consolidated net revenues for the year ended March 31, 2006. For the year ended March 31, 2005, our largest customer, Wal-Mart, accounted for 23% of consolidated net revenues.

In the United States and Canada, our products are sold primarily on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. We believe that a direct relationship with retail accounts results in more effective inventory management, merchandising, and communications than would be possible through indirect relationships. We have implemented electronic data interchange linkages with many of our retailers to facilitate the placing and shipping of orders. We sell our products to a limited number of distributors.

International. Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries. We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Italy, Spain, the Netherlands, Canada, Sweden, Australia, and Japan. Whenever practicable, we seek to maximize our worldwide revenues and profits by releasing high quality foreign language releases concurrently with English language releases and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories.

Affiliate Labels. In addition to our own products, we distribute a select number of interactive entertainment products that are developed and marketed by other third-party publishers through our “affiliate label” programs in North America, Europe, and Australia. The distribution of other publishers’ products allows us to increase the efficiencies of our sales force and provides us with the ability to better ensure adequate shelf presence at retail stores for all of the products that we distribute. Distributing other publishers’ titles mitigates the risk associated with a particular title or titles published by us failing to achieve expectations. Services provided by us under our affiliate label program include order solicitation, in-store marketing, logistics and order fulfillment, sales channel management, as well as other accounting and general administrative functions. Our current affiliate label partners include LucasArts, as well as several affiliate label partners in our “value” business. Each affiliate label relationship is unique and may pertain only to distribution in certain geographic territories such as the North America, Europe, or Australia and may be further limited only to specific titles or titles for specific platforms.

See Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain financial information regarding reporting segments and geographic areas required by Item 1.

Distribution

We distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries: Centresoft in the United Kingdom; NBG in Germany; and CD Contact in the Benelux

countries. These subsidiaries act as wholesalers in the distribution of products and also provide packaging and logistical and sales services. They provide services to our publishing operations and to various third-party publishers, including Sony Computer Entertainment (“Sony”), Nintendo Co. Ltd. (“Nintendo”), and Microsoft Corporation (“Microsoft”). Centresoft is Sony’s exclusive distributor of PlayStation products to the independent channel in the United Kingdom. In the fiscal year ended March 31, 2006, sales for Sony, Nintendo, and Microsoft accounted for approximately 24%, 3%, and 3%, respectively, of our worldwide distribution net revenues.

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

Emerging Technologies

We are actively supporting emerging platforms (wireless devices, digital downloads, closed and open online networks, and interactive television) by publishing and licensing key brands for these emerging platforms. We have published and licensed rights to various brands, such as Ultimate Spider-Man, Tony Hawk’s American Wasteland, Call of Duty 2, X-Men Legends II: Rise of the Apocalypse (“X-Men Legends II”), and Fantastic Four for various hand-held wireless devices, such as Nokia’s N-Gage wireless platform, as well as many traditional wireless handsets. We also develop and optimize many of our titles for consoles that support online play, such as PS2, Xbox Live on both the Xbox and Xbox360, and the up-coming Sony PS3 and Nintendo Wii next-generation consoles. We believe that more of our brands can be successfully published for wireless and online platforms, as well as exploited through other emerging technologies, as they continue to evolve.

Manufacturing

We prepare a set of master program copies, documentation, and packaging materials for our products for each hardware platform on which the product will be released. Except with respect to products for use on the Sony, Nintendo, and Microsoft systems, our disk duplication, packaging, printing, manufacturing, warehousing, assembly, and shipping are performed by third-party subcontractors.

To maintain protection over their hardware technologies, Sony, Nintendo, and Microsoft generally specify or control the manufacturing and assembly of finished products. We deliver the master materials to the licensor or its approved replicator, which then manufactures finished goods and delivers them to us for distribution under our label. At the time our product unit orders are filled by the manufacturer, we become responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products or material returns due to product defects.

Competition

The interactive entertainment software industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. Our competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing, and product development resources than we have. Due to their greater resources, certain of our competitors can spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties, and pay more to third-party software developers than we can. In addition, competitors with larger product lines and popular titles typically have greater leverage with retailers, distributors, and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor’s most popular titles. We believe that the main competitive factors in the interactive entertainment software industry include: product features and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; quality of products; ease of use; price; marketing support; and quality of customer service.

We compete primarily with other publishers of personal computer and video game console interactive entertainment software. Significant third-party software competitors currently include, among others: Atari, Inc.; Capcom Co. Ltd.; Eidos PLC; Electronic Arts Inc.; Konami Company Ltd.; Midway Games Inc.; Namco Ltd.; Sega Enterprises, Ltd.; Take-Two Interactive Software, Inc.; THQ Inc.; Ubi Soft Entertainment; and Vivendi Universal

Publishing. In addition, integrated video game console hardware and software companies such as Sony, Nintendo, and Microsoft compete directly with us in the development of software titles for their respective platforms.

Employees

As of March 31, 2006, we had 2,149 employees, including 1,370 in product development, 167 in North American publishing, 156 in international publishing, 150 in operations, corporate finance and administration, and 306 in European distribution activities.

As of March 31, 2006, 292 of our full-time employees were subject to term employment agreements with us. These agreements generally commit such employees to employment terms of between one and five years from the commencement of their respective agreements. Most of the employees subject to such agreements are executive officers or key members of the product development, sales, or marketing divisions. These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors, and marketing product managers. The execution by us of employment agreements with such employees, in our experience, reduces our turnover during the development, production, and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities.

None of our employees are subject to a collective bargaining agreement except for the employees of our German distribution subsidiary who are allowed by German law to belong to an organized labor council. To date, we have not experienced any labor-related work stoppages.

Item 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations, and the market value of our securities could decline.

We depend on a relatively small number of brands for a significant portion of our revenues and profits.

A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year, and these products are responsible for a disproportionate amount of our profits. In addition, many of these products have substantial production or acquisition costs and marketing budgets. In fiscal 2006, 30% of our consolidated net revenues (38% of worldwide publishing net revenues) was derived from three brands, which accounted for 14%, 8%, and 8% of consolidated net revenues (18%, 10%, and 10% of worldwide publishing net revenues). In fiscal 2005, 37% of our consolidated net revenues (48% of worldwide publishing net revenues) was derived from three brands, which accounted for 16%, 11%, and 10% of consolidated net revenues (21%, 14%, and 13% of worldwide publishing net revenues). In fiscal 2004, 35% of our consolidated net revenues (49% of worldwide publishing net revenues) was derived from three brands, which accounted for 17%, 14%, and 4% of consolidated net revenues (24%, 20%, and 5% of worldwide publishing net revenues). We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenues and profits. Due to this dependence on a limited number of brands, the failure to achieve anticipated results by one or more products based on these brands may significantly harm our business and financial results.

Our future success depends on our ability to release popular products.

The life of any one game product is relatively short, in many cases less than one year. The life cycle of a title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our operating results and cause our operating results to be materially different from expectations. It is therefore important for us to be able to continue to develop many high quality new products that are popularly received. We focus our development and publishing activities principally on products that are, or have the potential to become, franchise brand properties. If we are unable to do this, our business and financial results may be negatively affected.

If we are unable to maintain or acquire licenses to intellectual property, we may publish fewer “hit” titles and our revenue may decline.

Many of our products are based on intellectual property and other character or story rights acquired or licensed from third parties. These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or to include new products in existing licenses. The loss of a significant number of our intellectual property licenses or of our relationships with licensors, or inability to obtain additional licenses of significant commercial value could have a material adverse effect on our ability to develop new products and therefore on our business and financial results. Additionally, the failure of intellectual property acquired by us to be popularly received could impact the market acceptance of our products in which the intellectual property is included. Such lack of market acceptance could result in the write-off of the unrecovered portion of acquired intellectual property assets, which could cause material harm to our business and financial results. Furthermore, the competition for these licenses and distribution agreements is often intense. Competition for these licenses may also drive up the advances, guarantees, and royalties that we must pay to the licensor, which could increase our costs.

Transitions in console platforms could have a material impact on the market for interactive entertainment software.

When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance. This decline may not be offset by increased sales of products for the new console platforms. In fiscal 2006, Microsoft released Xbox360 and in calendar 2006, Sony and Nintendo plan to introduce their respective next-generation hardware platforms, the Playstation 3 and Wii, respectively. We began selling games for the Xbox360 concurrently with its launch and are developing titles for the next-generation console systems being developed by Sony and Nintendo. Delays in the launch, shortages, technical problems, or lack of consumer acceptance of the next-generation platforms could adversely affect our sales of products for these platforms. In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on our software prices.

We must make significant expenditures to develop products for new platforms which may not be successful or released when anticipated.

We must make substantial product development and other investments in a particular platform well in advance of introduction of the platform and we may be required to realign our product portfolio and development efforts in response to market changes. Furthermore, development costs for new console platforms are greater than current console platforms. If increased costs are not offset by higher revenues and other cost efficiencies, our operating results will suffer and our financial position will be harmed. If the platforms for which we develop new software products or modify existing products are not released on a timely basis or do not attain significant market penetration, or if we develop products for a delayed or unsuccessful platform or cancel development of products in response to market changes, we may not be able to recover in revenues our development costs, which could be significant, and our business and financial results could be significantly harmed.

In addition, we seek to release many of our products in conjunction with specific events, such as the release of a related movie. If we miss these key selling periods, due to product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately.

We are exposed to seasonality in the sale of our products.

The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year end holiday buying season. As a result, our net revenues, gross profits, and operating income have historically been highest during the second half of the calendar year. Additionally, in a platform transition period, sales of game console software products can be significantly affected by the timeliness of introduction of game console platforms by the manufacturers of those platforms, such as Sony, Nintendo, and Microsoft. The timing of hardware platform introduction is also often tied to holidays and is not within our control. If a hardware platform is released unexpectedly close to the holidays, this would result in a shortened holiday buying season and could negatively impact the sales of our products. Further, delays in development, licensor approvals, or manufacturing can also affect the timing of the release of our products, causing us to miss key selling periods such as the year end holiday buying season.

If the average price of current-generation titles continues to decline or if we are unable to sustain launch pricing on next-generation titles, our operating results will suffer.

We have experienced a decrease in the average price of our titles for current-generation platforms. As the interactive entertainment industry transitions to next-generation video game platforms, we expect there to be fewer current-generation titles able to command premium price points, and we expect that even these titles will be subject to price reductions at an earlier point in their sales cycle than we have seen in prior years. We expect the average price of current-generation titles to continue to decline, which may have a negative effect on our margins and operating results.

With the launch of the Xbox360 we have priced our next-generation titles at a premium retail price of $59.99. We also plan to offer our next-generation titles for the PS3 at the same premium pricing. We expect to continue to price next-generation titles at premium pricing, but if we are unable to sustain launch pricing on these next-generation titles we may experience a negative effect on our margins and operating results.

If we do not continue to attract and retain key personnel, we will be unable to effectively conduct our business.

Our success depends to a significant extent on our ability to identify, hire, and retain skilled personnel. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with technical, marketing, sales, product development, and management skills. We may not be able to attract and retain skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain the services of key personnel, our business and financial results could be negatively impacted.

Our platform licensors are our chief competitors and frequently control the manufacturing of and have broad approval rights over our video game products.

Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Nintendo, or Microsoft, the products are manufactured exclusively by that hardware manufacturer or their approved replicator.

Our agreements with these manufacturers include certain provisions, such as approval rights over all products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, that allow them substantial influence over our costs and the release schedule of our products. In addition, since each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Accordingly, Sony, Nintendo, or Microsoft could cause unanticipated delays in the release of our products as well as increases to our development, manufacturing, marketing, or distribution costs, which could materially harm our business and financial results.

In addition, as online capabilities for video game platforms emerge, our platform licensors will control our ability to provide online game capabilities for our console platform products and will in large part establish the financial terms on which these services are offered to consumers. Currently, Microsoft provides online capabilities for the Xbox and Xbox360 and Sony provides online capabilities for PS2 products. We expect Sony will also provide online capabilities for PS3 products. In each case, compatibility code and the consent of the licensor are required for us to include online capabilities in our products. In addition, the business model for Microsoft’s and Sony’s online businesses for their video game products may compete with our online business. As these capabilities become more significant, the failure or refusal of our licensors to approve our products, or the successful deployment by these licensors of services competitive to ours, may harm our business.

Our platform licensors set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs.

We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer’s game platform. Starting in fiscal 2005 and continuing into fiscal 2007, our platform licensors have begun to introduce new hardware platforms into the market. In order to publish products for new hardware platforms, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, the platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles and the manufacturing of products. The control that platform licensors have over the fee structures for their future platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. It is also possible that platform licensors will not renew our licenses. Because publishing products for console systems is the largest portion of our business, any increase in fee structures or nonrenewal of licenses would have a significant negative impact on our business model and profitability.

If our products contain defects, our business could be harmed significantly.

Software products as complex as the ones we publish may contain undetected errors when first introduced or when new versions are released. Despite extensive testing prior to release, we cannot be certain that errors will not be found in new products or releases after shipment, that could result in loss of or delay in market acceptance. This loss or delay could significantly harm our business, financial results, and reputation.

We may permit our customers to return our products and to receive pricing concessions which could reduce our net revenues and results of operations.

We are exposed to the risk of product returns and price protection with respect to our distributors and retailers. Return policies allow distributors and retailers to return defective, shelf-worn, and damaged products in accordance with terms granted. Price protection, when granted and applicable, allows customers a credit against amounts they owe us with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, our customers under certain conditions. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. When we offer price protection, we offer it with respect to a particular product to all of our retail customers; however, only those customers who meet the conditions detailed above can avail themselves of such price protection. We also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide substantial price protection to maintain our relationships with retailers and our access to distribution channels. Product returns and price protection that exceed our reserves could significantly harm our business and financial results.

Inadequate intellectual property protections could prevent us from enforcing or defending our proprietary technology.

We regard our software as proprietary and rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect our proprietary rights. We own or license various copyrights and trademarks. We are aware that some unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, it could cause material harm to our business and financial results.

Policing unauthorized use of our products is difficult, and software piracy is a persistent problem, especially in some international markets. Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, though we take steps to make the unauthorized copying and distribution of our products more difficult, as do the manufacturers of consoles on which our games are played, neither our efforts nor those of the console manufacturers may be successful in controlling the piracy of our products. This could have a negative effect on our growth and profitability in the future.

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

Intellectual property litigation or claims could force us to do one or more of the following:

•                  Cease selling, incorporating, or using products or services that incorporate the challenged intellectual property;

•                  Obtain a license from the holder of the infringed intellectual property, which if available at all, may not be available on commercially favorable terms; or

•                  Redesign the affected interactive entertainment software products, which could cause us to incur additional costs, delay introduction and possibly reduce commercial appeal of our products.

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

Our industry is highly competitive and our competition may succeed in narrowing our market share and reducing our sales.

We compete primarily with other publishers of personal computer and video game console interactive entertainment software. Our competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing, and product development resources than we have. In addition, integrated video game console hardware and software companies such as Sony Computer Entertainment, Nintendo Co. Ltd., and Microsoft Corporation compete directly with us in the development of software titles for their respective platforms. Certain of these competitors can spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties, and pay more to third-party software developers than we can.

We also compete with other forms of entertainment and leisure activities. For example, we believe that the overall growth in the use of the Internet and online services by consumers may pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and more using the

Internet and online services. A number of software publishers who compete with us have developed and commercialized or are currently developing online games for use by consumers over the Internet. Future increased consumer acceptance and increases in the availability of online games or technological advances in online game software or the Internet could result in a decline in platform-based software and negatively impact sales of our products. Direct sales of software over the Internet by competitors could materially adversely affect our distribution business.

Competition in our industry is intense and we expect new competitors to continue to emerge. While many new products are regularly introduced, only a relatively small number of “hit” titles account for a significant portion of net revenue. Hit products published by our competitors may take a larger share of consumer spending than we anticipate, which could cause our product sales to fall below our expectations. If our competitors develop more successful products, offer competitive products at lower price points, or if we do not continue to develop consistently high-quality and well-received products, our revenue, margins, and profitability will decline.

We may face difficulty obtaining access to retail shelf space necessary to market and sell our products effectively.

Retailers of our products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such “best seller” status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees, and product return policies. Our products constitute a relatively small percentage of any retailer’s sales volume. We cannot be certain that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support on acceptable terms. A prolonged failure in this regard may significantly harm our business and financial results.

Our sales may decline substantially without warning and in a brief period of time because we do not have long-term contracts for the sale of our products.

In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries. Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. Our largest customers, Wal-Mart and GameStop, accounted for approximately 22% and 10% of consolidated net revenues for the year ended March 31, 2006. For the year ended March 31, 2005, our largest customer, Wal-Mart, accounted for 23% of consolidated net revenues. The loss of, or significant reduction in sales to, any of our principal retail customers or distributors could significantly harm our business and financial results.

We may be burdened with payment defaults and uncollectible accounts if our distributors or retailers cannot honor their credit arrangement with us.

Distributors and retailers in the interactive entertainment software industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. The insolvency or business failure of any significant retailer or distributor of our products could materially harm our business and financial results. We typically make sales to most of our retailers and some distributors on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, credit limits, and sales history, as well as whether we can obtain sufficient credit insurance. Although, as in the case with most of our customers, we have insolvency risk insurance to protect against our customers’ bankruptcy, insolvency, or liquidation, this insurance contains a significant deductible and a co-payment obligation, and the policy does not cover all instances of non-payment. In addition, although we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could significantly harm our business and financial results.

We may not be able to maintain our distribution relationships with key vendors.

Our CD Contact, NBG, and Centresoft subsidiaries distribute interactive entertainment software and hardware products and provide related services in the Benelux countries, Germany, and the United Kingdom, respectively, and via export in other European countries for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers. These services are generally performed under limited term contracts. Although we expect to use reasonable efforts to retain these vendors, we may not be successful in this regard. The cancellation or non-renewal of one or more of these contracts could significantly harm our business and financial results. Sony, Nintendo, and Microsoft products accounted for approximately 24%, 3%, and 3%, respectively, of our worldwide distribution net revenues for fiscal 2006.

Our international revenues may be subject to regulatory requirements as well as currency fluctuations.

Our international revenues have accounted for a significant portion of our total revenues. International sales and licensing accounted for 52%, 50%, and 53% of our consolidated net revenues in fiscal 2006, 2005, and 2004, respectively. We expect that international revenues will continue to account for a significant portion of our total revenues in the future. International sales may be subject to unexpected regulatory requirements, tariffs, and other barriers. Additionally, foreign sales that are made in local currencies may fluctuate. We have and may continue to engage in limited currency hedging activities. Currency exchange rate fluctuations may in the future have a material negative impact on revenues from international sales and licensing and thus our business and financial results.

We are subject to the rating of our content by the Entertainment Software Rating Board. Failure to obtain our target ratings for our products could negatively impact our sales.

The Entertainment Software Rating Board, sometimes referred to as the ESRB, requires game publishers to provide consumers with information relating to graphic violence, profanity, or sexually explicit material contained in software titles, and imposes significant penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for product sales in those countries. In some instances, we may be required to modify our products to comply with the requirements of rating systems, which could delay or disrupt the release of our products. Our software titles receive a rating of “E” (age 6 and older), “E10+” (age 10 and older), “T” (age 13 and over), or “M” (age 17 and over). Many of our titles have received an “M” rating. None of our titles have received the “AO” rating (18 and over). We believe that we comply with rating systems and properly display the ratings and content descriptions received for our titles. If we are unable to obtain the ratings we have targeted for our products as a result of changes in the ESRB’s ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected.

The ESRB requires publishers to conduct pertinent content audit certifications with respect to certain top selling titles, the objective of which is to assess what portion, if any, of the games on the market include undisclosed pertinent content on the disc that undermines the accuracy of the ESRB rating. This self audit procedure applies to certain current titles and may be applied to additional titles in the future. We are currently conducting a self audit in accordance with the ESRB’s requirements. It is possible that there may be content in our games that could be determined to be pertinent content that causes a change to our current ESRB rating. In such event, we may be required to record a reserve for anticipated product returns and inventory obsolescence which could expose us to additional litigation, administrative fines and penalties, and other potential liabilities, and could adversely affect our operating results.

Our business, products, and distribution are subject to increasing regulation in key territories of content, consumer piracy, and online delivery. If we do not successfully respond to these regulations, our business may suffer.

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

Several proposals have been made for federal legislation in the United States to regulate our industry, including a bill, referred to as The Family Entertainment Protection Act, which was recently introduced into the

Senate. Such bill proposes to prohibit the sale of “M” rated, “AO” rated, and “Rating Pending” products to under-17 audiences. If the bill is adopted into law, it may limit the potential market for our “M” rated products, and adversely affect our operating results. We may also be required to modify our products or alter our marketing strategies to comply with new regulations, which could delay the release of our products. Due to the uncertainties regarding such regulations, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such regulations would have on our business. In addition, a number of state legislative bodies in states such as Illinois, California, New York, and Washington introduced various forms of legislation designed to regulate and control sales of video games deemed inappropriate for sales to minors. In the event such legislation is adopted and enforced, the sales of our products in states with such laws may be negatively affected.

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

We intend to pursue additional acquisitions of companies, properties, and other assets that can be purchased or licensed on acceptable terms and which we believe can be operated or exploited profitably. Some of these transactions could be material in size and scope. Although we continue to search for additional acquisition opportunities, we may not be successful in identifying suitable acquisitions. As the interactive entertainment software industry continues to consolidate, we face significant competition in seeking and consummating acquisition opportunities. We may not be able to consummate potential acquisitions or an acquisition may not enhance our business or may decrease rather than increase our earnings. In the future, we may issue additional shares of our common stock in connection with one or more acquisitions, which may dilute our existing shareholders. Future acquisitions could also divert substantial management time and result in short-term reductions in earnings or special transaction or other charges. In addition, we cannot guarantee that we will be able to successfully integrate the businesses that we may acquire into our existing business. Our shareholders may not have the opportunity to review, vote on, or evaluate future acquisitions.

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

We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand.

A significant portion of our selling and general and administrative expense is comprised of personnel and facilities. In the event of a significant decline in revenues, we may not be able to exit facilities, reduce personnel, or make other changes to our cost structure without disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenues and profit.

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are also required to estimate what our taxes will be in the future. Although we believe our tax estimates are reasonable, the estimate process is inherently uncertain, and our estimates are not binding on tax authorities. Our effective tax rate could be adversely affected by changes in our business, including the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws as well as other factors. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income could be materially affected.

We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under examination by tax authorities with respect to these non-income taxes. There can be no assurance that the outcomes from these examinations, changes in our business or changes in applicable tax rules will not have an adverse effect on our operating results and financial condition.

Our shareholder rights plan, charter documents, and other agreements may make it more difficult to acquire us without the approval of our Board of Directors.

We have adopted a shareholder rights plan under which one right entitling the holder to purchase one six-hundredths (1/600) of a share, as adjusted on account of stock dividends made since the plan’s adoption, of our Series A Junior Preferred Stock price at an exercise price of $6.67 per share, subject to adjustment and as adjusted on account of stock dividends made since the plan’s adoption, is attached to each outstanding share of common stock. Such shareholder rights plan makes an acquisition of control in a transaction not approved by our Board of Directors more difficult. Our Amended and Restated By-laws have advance notice provisions for nominations for election of nominees to the Board of Directors which may make it more difficult to acquire control of us. Our long-term incentive plans provide, in the discretion of a committee, for acceleration of stock options following a change in control under certain circumstances, which has the effect of making an acquisition of control more expensive. In addition, some of our officers have severance compensation agreements that provide for substantial cash payments and accelerations of other benefits in the event of a change in control. These agreements and arrangements may also inhibit a change in control.

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

•                              General conditions in the computer, software, entertainment, media or electronics industries, and in the economy;

•                              Timing of the introduction of new platforms and delays in the actual release of new platforms;

•                              Hardware manufacturers’ announcements of price reductions in hardware platforms;

•                              Consumer spending trends;

•                              Changes in earnings estimates or buy/sell recommendations by analysts; and

•                              Investor perceptions and expectations regarding our products, plans and strategic position, and those of our competitors and customers.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.           PROPERTIES

Our principal corporate and administrative offices are located in approximately 122,200 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405. The following is a listing of the principal offices maintained by us on May 31, 2006:

PROPERTY	LOCATION	SQ FT	OWNERSHIP	LEASE EXPIRATION

Corporate Offices	Santa Monica, CA, USA	122,200	Lease	December 2010

Product Development Facilities

China	Shanghai, China	500	Lease	December 2006
Beenox, Inc.	Quebec City, Quebec, Canada	4,400	Lease	January 2010
Motion Capture Studio	Los Angeles, CA, USA	11,500	Lease	March 2009
Infinity Ward, Inc.	Encino, CA, USA	35,300	Lease	October 2012
Luxoflux, Inc.	Santa Monica, CA, USA	14,800	Lease	January 2009
Neversoft Entertainment, Inc.	Woodland Hills, CA, USA	53,300	Lease	September 2014
Raven Studios	Middleton, WI, USA	35,300	Lease	May 2015
Shaba Games, Inc.	San Francisco, CA, USA	23,300	Lease	February 2008
Toys For Bob, Inc.	Novato, CA, USA	9,500	Lease	July 2006
Treyarch Corporation	Santa Monica, CA, USA	56,200	Lease	November 2009
Vicarious Visions, Inc.	Mountain View, CA, USA	3,100	Lease	June 2007
Vicarious Visions, Inc.	Menands, NY, USA	37,100	Lease	May 2016
Z-Axis, Ltd.	Foster City, CA, USA	24,000	Lease	August 2007

Publishing Facilities

Australia Publishing	Sydney, Australia	2,200	Lease	July 2006
France Publishing	Bezons, France	4,000	Lease	October 2009
German Publishing	Burglengenfeld, Germany	2,200	Own	N/A
Japan Publishing	Tokyo, Japan	1,900	Lease	April 2007
United Kingdom Publishing	Stockley Park, UK	15,000	Lease	September 2015
Value Publishing	Eden Prairie, MN, USA	14,000	Lease	May 2008
Italy Publishing	Legnano, Italy	2,700	Lease	September 2009
Spain Publishing	Madrid, Spain	3,400	Lease	April 2009
Nordic Publishing	Stockholm, Sweden	3,500	Lease	July 2010

Distribution Facilities

German Distribution	Burglengenfeld, Germany	40,900	Own	N/A
Netherlands Distribution-offices	Breda, the Netherlands	2,500	Lease	January 2007
Netherlands Distribution-warehouse	Venlo, the Netherlands	44,600	Own	N/A
United Kingdom Distribution	Birmingham, UK	163,100	Lease	May 2011-2018

Our publishing operations additionally lease facilities in Arkansas, Canada, Massachusetts, Minnesota, New York, and Texas for purposes of sales and branch offices.

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

In addition, on March 12, 2004, a shareholder derivative lawsuit captioned Frank Capovilla, Derivatively on Behalf of Activision, Inc. v. Robert Kotick, et al. was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit. That complaint was filed in California Superior Court for the County of Los Angeles. On August 11, 2005, in light of the ruling dismissing with prejudice the complaint in the earlier filed federal securities class action, plaintiffs in the shareholder derivative action filed an amended complaint, dropping most of the causes of action, and focusing only on the allegations of insider trading and breaches of fiduciary duty that were based on the same claimed misrepresentations set forth in the dismissed federal securities class action. On September 15, 2005, Activision and the individual defendants filed separate demurrers to the Derivative Action and a motion to strike plaintiff’s jury demand. Prior to the hearing on the demurrers, the parties came to a resolution of the action and agreed to a stipulation of settlement to be submitted to the court for preliminary approval. No cash recovery is to be paid to the plaintiff pursuant to the stipulation of settlement, which also stated that the Company vigorously denied any assertion of wrongdoing or liability. In furtherance of the settlement, the Company agreed to pay $200,000 in plaintiffs’ fees, to be funded by the Company’s D&O insurance carrier. The settlement acknowledged that, after the time the derivative action was filed, the Company implemented certain enhancements to its corporate governance policies. Notice of Settlement was mailed and emailed to shareholders as well as posted on the Company’s website. No objections to settlement were received. At a hearing held on May 22, 2006, the Court approved the settlement and released and dismissed the alleged claims.

In addition, we are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims, employment relationships, and collection matters. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol “ATVI.”

The following table sets forth for the periods indicated the high and low reported sale prices for our common stock. As of May 31, 2006, there were approximately 2,650 holders of record of our common stock.

	High	Low
Fiscal 2005
First Quarter ended June 30, 2004	$9.61	$7.74
Second Quarter ended September 30, 2004	9.23	6.84
Third Quarter ended December 31, 2004	11.53	7.02
Fourth Quarter ended March 31, 2005	14.04	10.19

Fiscal 2006
First Quarter ended June 30, 2005	$13.88	$10.64
Second Quarter ended September 30, 2005	17.30	12.07
Third Quarter ended December 31, 2005	18.03	12.94
Fourth Quarter ended March 31, 2006	15.93	11.81

On May 31, 2006, the last reported sales price of our common stock was $13.08.

Cash Dividends

We paid no cash dividends in our fiscal years 2006 or 2005 nor do we anticipate paying any cash dividends at any time in the foreseeable future. We expect that earnings will be retained for the continued growth and development of the business. Future dividends, if any, will depend upon our earnings, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors.

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

On March 7, 2005, in connection with our March 22, 2005 stock split, all shares of common stock held as treasury stock were formally cancelled and restored to the status of authorized but unissued shares of common stock.

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

Under the buyback program, we did not repurchase any shares of our common stock in the years ended March 31, 2006 and March 31, 2005. We repurchased approximately 3.4 million shares of our common stock for $12.4 million in the years ended March 31, 2004. In addition, approximately 3.1 million shares of common stock were acquired in the year ended March 31, 2004 as a result of the settlement of $10.0 million of structured stock repurchase transactions entered into in fiscal 2003. As of March 31, 2006, we had no outstanding structured stock repurchase transactions. Structured stock repurchase transactions are settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we either have our capital investment returned with a premium or receive shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.

Shareholders’ Rights Plan

On April 18, 2000, our Board of Directors approved a shareholders rights plan (the “Rights Plan”). Under the Rights Plan, each common shareholder at the close of business on April 19, 2000 received a dividend of one right for each share of common stock held. Each right represents the right to purchase one six-hundredths (1/600) of a share, as adjusted on account of stock dividends made since the plan’s adoption, of our Series A Junior Preferred Stock at an exercise price of $6.67, as adjusted on account of stock dividends made since the plan’s adoption. Initially, the rights are represented by our common stock certificates and are neither exercisable nor traded separately from our common stock. The rights will only become exercisable if a person or group acquires 15% or more of the common stock of Activision, or announces or commences a tender or exchange offer which would result in the bidder’s beneficial ownership of 15% or more of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2006 is as follows (amounts in thousands, except per share amounts):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	23,929	$8.17	13,673
Equity compensation plans not approved by security holders	25,344	$4.28	733
Total	49,273	$6.17	14,406

See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 for the material features of each equity compensation plan that was adopted without security holder approval.

Item 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2006 are derived from our audited consolidated financial statements except basic and diluted earnings per share and basic and diluted weighted average shares outstanding which have been restated for the effect of our stock splits. The Consolidated Balance Sheets as of March 31, 2006 and 2005 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended March 31, 2006, and the report thereon, are included elsewhere in this Form 10-K (in thousands, except per share data).

	For the years ended March 31,
	2006	2005	2004	2003	2002

Statement of Operations Data:

Net revenues	$1,468,000	$1,405,857	$947,656	$864,116	$786,434
Cost of sales – product costs	734,874	658,949	475,541	440,977	435,725
Cost of sales – intellectual property licenses and software royalties and amortization	205,488	185,997	91,606	124,196	99,006
Income from operations	17,957	184,571	109,817	94,847	80,574
Income before income tax provision	48,587	197,663	115,992	103,407	83,120
Net income	41,899	138,335	77,715	66,180	52,238
Basic earnings per share (1)	0.15	0.55	0.33	0.26	0.26
Diluted earnings per share (1)	0.14	0.50	0.30	0.24	0.22
Basic weighted average common shares outstanding (1)	273,177	250,023	236,887	256,639	202,607
Diluted weighted average common shares outstanding (1)	299,437	278,860	257,588	276,413	237,821

Net Cash Provided By (Used In):

Operating activities	86,007	215,309	67,403	90,975	111,792
Investing activities	(85,796)	(143,896)	(170,155)	(301,547)	(8,701)
Financing activities	45,088	72,654	117,569	64,090	50,402

	As of March 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:

Working capital	$923,892	$915,413	$675,796	$422,500	$333,199
Cash, cash equivalents and short-term investments	944,960	840,864	587,649	406,954	279,007
Capitalized software development and intellectual property licenses	147,665	127,340	135,201	107,921	56,742
Goodwill	100,446	91,661	76,493	68,019	35,992
Total assets	1,419,523	1,306,963	968,817	704,816	556,887
Long-term debt	—	—	—	2,671	3,122
Shareholders’ equity	1,225,584	1,099,912	832,738	597,740	430,091

(1)           Consolidated financial information for fiscal years 2005-2002 has been restated for the effect of our four-for-three stock split effected in the form of a 33-1/3% stock dividend to shareholders of record as of October 10, 2005, paid October 24, 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Business

We are a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our fiscal 2006 product portfolio included such best-selling products as Call of Duty 2, Call of Duty 2: Big Red One, Tony Hawk’s American Wasteland (“THAW”), Madagascar, Ultimate Spider-Man, Quake IV, GUN, True Crime: New York City, and X-Men Legends II.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. We currently offer our products primarily in versions that operate on the PS2, GameCube, Xbox, and Xbox360 console systems, GBA, PSP, and NDS hand-held devices, and the PC. The installed base for this current-generation of hardware platforms is significant and the fiscal 2006 release of the Xbox360 and the upcoming calendar 2006 releases of the PS3 and Wii, will further expand the software market. We successfully executed our strategy of having a high-quality product presence at the launch of the Xbox360, releasing four titles concurrent with the console launch, and are currently developing additional titles for the Xbox360. We are also currently developing three launch titles for the PS3, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Project 8, and three launch titles for the Wii, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Downhill Jam. Our plan is to have a significant presence at the launch of both the PS3 and the Wii while marketing to current-generation platforms as long as economically attractive given their large installed base.

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

Our profitability is directly affected by the mix of revenues from our publishing and distribution businesses. Operating margins realized from our publishing business are typically substantially higher than margins realized from our distribution business. Operating margins in our publishing business are affected by our ability to release highly successful or “hit” titles. Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact our operating margin. Operating margins in our distribution business are affected by the mix of hardware and software sales, with software producing higher margins than hardware.

Our Focus

With respect to future game development, we will continue to focus on our “big propositions,” products that are backed by strong brands and high quality development, for which we will provide significant marketing support.

Our fiscal 2006 “big proposition” releases included well-established brands, which were backed by high-profile intellectual property and/or highly anticipated motion picture releases. For example, we have a long-term relationship with Marvel Enterprises through an exclusive licensing agreement. During the third quarter of fiscal 2006, we further extended our exclusive licensing agreement with Marvel Enterprises by signing a multi-year extension to our current video game licensing agreement for the Spider-Man and X-Men franchises through 2017. This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man and X-Men. Through fiscal 2006, games based on the Spider-Man and X-Men franchises have generated more than $785.7 million in net revenue worldwide. Our fiscal 2006 release schedule included titles based on Marvel’s Spider-Man, X-Men, and Fantastic 4, which was part of our previous licensing agreement. In the first quarter of fiscal 2006 we released the video game, Fantastic 4, just prior to the theatrical release of “Fantastic 4.”  We also released Ultimate Spider-Man and X-Men Legends II: Rise of the Apocalypse (“X-Men Legends II”) in the second quarter of fiscal 2006 in North America and in the third quarter of fiscal 2006 internationally. In fiscal 2007, under this agreement, we plan to release X-Men: The Official Game around the theatrical release of “X-Men: The Last Stand” and Marvel: Ultimate Alliance. In addition, through our licensing agreement with Spider-Man Merchandising, LP, we will be developing and publishing video games based on Columbia Pictures/Marvel Enterprises, Inc.’s upcoming feature film “Spider-Man 3,” which is expected to be released in May 2007. In addition, during the third quarter of fiscal 2006, we signed an agreement with Spider-Man Merchandising, LP to extend our exclusive worldwide publishing rights to publish entertainment software products based on subsequent Spider-Man movie sequels or new television series through 2017.

We also have an exclusive licensing agreement with professional skateboarder Tony Hawk. The agreement grants us exclusive rights to develop and publish video games through 2015 using Tony Hawk’s name and likeness. Through fiscal 2006, we have released seven successful titles in the Tony Hawk franchise with cumulative net revenues of $1.1 billion, including the most recent, THAW, which was released in the third quarter of fiscal 2006. We will continue to build on the Tony Hawk franchise in fiscal 2007 with the release of Tony Hawk’s Project 8 and Tony Hawk’s Downhill Jam.

We continue to develop a number of original intellectual properties which are developed and owned by Activision. For example, in the third quarter of fiscal 2006 we released Call of Duty 2 on the PC and Xbox360 and Call of Duty 2: Big Red One, on the GameCube, PS2, and Xbox. According to NPD Funworld, Call of Duty 2 was the top selling Xbox360 title of the year. These titles were the fourth and fifth releases based upon this original intellectual property following two other PC titles, Call of Duty and Call of Duty: United Offensive, and one other console title, Call of Duty: Finest Hour. In the third quarter of fiscal 2006, we also released True Crime: New York City, which was based upon our fiscal 2004 original intellectual property True Crime: Streets of LA, and GUN, a new original intellectual property. According to NPD Funworld, we have developed the number one new original intellectual property title in each of the past three years which included True Crime: Streets of LA in calendar 2003, Call of Duty: Finest Hour in calendar 2004, and GUN in calendar 2005. We expect to develop a variety of games on multiple platforms based on these original properties as well as continue to invest in developing other original intellectual properties.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises. For example, we have a multi-year, multi-property, publishing agreement with DreamWorks LLC that grants us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, “Over the Hedge,” which was released in the first quarter of fiscal 2007, and all of their respective sequels, including “Shrek the Third” and “Madagascar 2.”  In addition, during the third quarter of fiscal 2006, we further enhanced our agreement with DreamWorks Animation SKG by signing a multi-year agreement which grants us the exclusive video game rights to four upcoming feature films, “Bee Movie,”  “Kung Fu Panda,” “Rex Havoc,” and “How to Train Your Dragon,” as well as potential future films in the “Shrek” franchise beyond the upcoming “Shrek the Third.”

Additionally, we have a strategic alliance with Harrah’s Entertainment, Inc. that grants us the exclusive, worldwide interactive rights to develop and publish “World Series of Poker” video games based on the popular World Series of Poker Tournament. In the second quarter of fiscal 2006, we released our first title under this alliance, World Series of Poker, which became the number one poker title of calendar 2005. In fiscal 2007, we plan on releasing our second title under this alliance, World Series of Poker: Tournament of Champions.

We also continue to build on our portfolio of licensed intellectual property. In February 2006, we signed an agreement with Hasbro Properties Group granting us the global rights, excluding Japan, to develop console, hand-held, and PC games based on Hasbro’s “Transformers” brand. We anticipate releasing the first game concurrently with the July 2007 movie release of the live action “Transformers” film from DreamWorks Pictures and Paramount Pictures. In May 2006 we signed an agreement with MGM Interactive and EON Productions Ltd. granting us the rights to develop and publish interactive entertainment games based on the James Bond license through 2014.

In addition to acquiring or creating high profile intellectual property, we have also continued our focus on establishing and maintaining relationships with talented and experienced software development teams. We have strengthened our internal development capabilities through the acquisition of several development companies with talented and experienced teams including the acquisitions of developers Toys For Bob, Inc. in April 2005 and Beenox, Inc.

in May 2005. Additionally, in May 2006 we entered into an agreement to acquire video game publisher RedOctane Inc., the publisher of the popular Guitar Hero franchise. We have development agreements with other top-level, third-party developers such as id Software, Inc., Edge of Reality, Ltd., and Splash Damage, Ltd.

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

Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence. In determining the appropriate unit shipments to our customers, we benchmark our titles using historical and industry data. We closely monitor and analyze the historical performance of our various titles, the performance of products released by other publishers, and the anticipated timing of other releases in order to assess future demands of current and upcoming titles. Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets but at the same time, are controlled to prevent excess inventory in the channel.

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to Activision with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our March 31, 2006 allowance for returns and price protection would impact net revenues by approximately $1.0 million.

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

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to cost of sales — intellectual property licenses based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year. For intellectual property included in products that have been released and unreleased products, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual and expected title performance.

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

Selected Consolidated Statements of Operations Data

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of consolidated net revenues and also breaks down net revenues by territory, business segment, and platform, as well as operating income by business segment (in thousands):

	Year ended March 31,
	2006		2005		2004

Net revenues	$1,468,000	100%	$1,405,857	100%	$947,656	100%

Costs and expenses:
Cost of sales – product costs	734,874	50	658,949	47	475,541	50
Cost of sales – software royalties and amortization	147,822	10	123,800	9	59,744	6
Cost of sales – intellectual property licenses	57,666	4	62,197	5	31,862	3
Product development	131,782	9	86,543	6	97,859	10
Sales and marketing	283,220	19	230,058	16	128,221	14
General and administrative	94,679	7	59,739	4	44,612	5

Total costs and expenses	1,450,043	99	1,221,286	87	837,839	88

Income from operations	17,957	1	184,571	13	109,817	12

Investment income, net	30,630	2	13,092	1	6,175	—

Income before income tax provision	48,587	3	197,663	14	115,992	12

Income tax provision	6,688	—	59,328	4	38,277	4

Net income	$41,899	3%	$138,335	10%	$77,715	8%

Net Revenues by Territory:
North America	$710,040	48%	$696,325	50%	$446,812	47%
Europe	717,494	49	675,074	48	479,224	51
Other	40,466	3	34,458	2	21,620	2

Total net revenues	$1,468,000	100%	$1,405,857	100%	$947,656	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$812,345	55%	$713,947	51%	$508,418	54%
Hand-held	158,861	11	138,695	10	24,945	2
PC	183,457	13	220,087	15	132,369	14

Total publishing net revenues	1,154,663	79	1,072,729	76	665,732	70

Distribution:
Console	196,413	13	256,452	18	223,802	24
Hand-held	76,973	5	23,282	2	18,361	2
PC	39,951	3	53,394	4	39,761	4

Total distribution net revenues	313,337	21	333,128	24	281,924	30

Total net revenues	$1,468,000	100%	$1,405,857	100%	$947,656	100%

Operating Income (Loss) by Segment:
Publishing	$(3,984)	—%	$160,826	11%	$93,223	10%
Distribution	21,941	1	23,745	2	16,594	2

Total operating income	$17,957	1%	$184,571	13%	$109,817	12%

Results of Operations – Fiscal Years Ended March 31, 2006 and 2005

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

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the years ended March 31, 2006 and 2005 (in thousands):

	For the years ended March 31,		Increase/	Percent
	2006	2005	(Decrease)	Change
Publishing net revenues
North America	$710,040	$696,325	$13,715	2%
Europe	404,157	341,946	62,211	18%
Other	40,466	34,458	6,008	17%

Total international	444,623	376,404	68,219	18%

Total publishing net revenues	1,154,663	1,072,729	81,934	8%
Distribution net revenues	313,337	333,128	(19,791)	(6)%

Consolidated net revenues	$1,468,000	$1,405,857	$62,143	4%

Consolidated net revenues increased 4% from $1,405.9 million for the year ended March 31, 2005 to $1,468.0 million for the year ended March 31, 2006. This increase in consolidated net revenues was solely generated by our publishing business and was driven by the following:

•                  An increase year over year in the number of titles released. Our fiscal 2006 launch schedule included the largest slate of new releases in our history. In fiscal 2006, we released seventeen major titles including the following major releases: Doom 3 for the Xbox, Madagascar, Fantastic Four, Ultimate Spider-Man, X-Men Legends II, THAW, Call of Duty 2, Call of Duty 2: Big Red One, GUN, True Crime: New York City, Quake 4, Shrek SuperSlam, The Movies, Cabela’s Dangerous Hunts 2, and World Series of Poker. In addition, four of these titles, Call of Duty 2, THAW, Quake 4, and GUN, were released concurrently with the release of the Xbox360 platform at a premium retail price of $59.99. This compares to fourteen titles in fiscal 2005, which included the following major releases: Spider-Man 2, Call of Duty: Finest Hour, Tony Hawk’s Underground 2 (“THUG 2”), Shrek 2, X-Men Legends, Doom 3, Lemony Snicket’s A Series of Unfortunate Events, Shark Tale, Cabela’s Big Game Hunter 2005, and Rome: Total War. Additionally in fiscal 2006, we achieved our goal of increasing the number of million and multi-million unit selling titles.

•                  An increase in our hand-held platform presence growing publishing hand-held revenues by $20.2 million or 15% from $138.7 million for the year ended March 31, 2005 to $158.9 million for the year ended March 31, 2006. This was driven by an increase in the number of hand-held titles released combined with titles being released across more hand-held platforms with the fiscal 2005 introductions of the PSP and NDS.

Partially offset by:

•                  An increase in provision for return and price protection throughout fiscal 2006 from 12% of net revenues in fiscal 2005 to 18% of net revenues in fiscal 2006, due to challenging market conditions and the ongoing console transition.

•                  A decrease in net revenues from our distribution business due mostly to the effect of year over year weakening of the Euro (“EUR”) and Great Britain Pound (“GBP”) in relation to the United States Dollar

(“USD”). Foreign exchange rates decreased reported distribution net revenues by approximately $14.9 million for the year ended March 31, 2006. Excluding the impact of changing foreign currency rates, our distribution net revenues decreased 1% year over year.

Due to uncertainty with regard to the market, software pricing, and first-party hardware plans for current and next-generation consoles, we plan on releasing a more focused slate of titles in fiscal 2007. As a result, we anticipate revenue will decrease in fiscal 2007 in comparison to the record net revenues achieved in fiscal 2006.

North America Publishing Net Revenues (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$710,040	48%	$696,325	50%	$13,715	2%

North America publishing net revenues increased 2% from $696.3 million for the year ended March 31, 2005 to $710.0 million for the year ended March 31, 2006. The increase reflects our largest slate of releases in company history and expansion of our hand-held presence with products for PSP, NDS, and GBA. This was offset by weaker market conditions resulting in higher provisions for returns and price protection. North America publishing net revenues decreased as a percentage of consolidated net revenues from 50% for year ended March 31, 2005 to 48% for the year ended March 31, 2006. The decrease is due to a larger increase in our international publishing net revenues due to successful expansion efforts into new territories and the strong performance of our affiliate titles in Europe.

International Publishing Net Revenues (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$444,623	31%	$376,404	26%	$68,219	18%

International publishing net revenues increased by 18% from $376.4 million for the year ended March 31, 2005 to $444.6 million for the year ended March 31, 2006. Additionally, international publishing net revenues as a percentage of consolidated net revenues increased from 26% for the year ended March 31, 2005 to 31% for the year ended March 31, 2006. The increases were due mainly to our successful expansion efforts into new territories combined with strong performance from our affiliate label products which included the successful LucasArts’ titles, Star Wars: Revenge of the Sith and Star Wars Battlefront II. The increase in international publishing net revenues was partially offset by a weakening of the EUR and the GBP in relation to the USD of approximately $14.5 million. Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 22% year over year. In the coming year, we will continue to focus on expanding our international publishing capabilities and direct-selling efforts in both the European and Asia-Pacific markets.

Publishing Net Revenues by Platform

Publishing net revenues increased 8% from $1,072.7 million for the year ended March 31, 2005 to $1,154.7 million for the year ended March 31, 2006. The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the years ended March 31, 2006 and 2005 (in thousands):

	Year Ended	% of	Year Ended	% of
	March 31,	Publishing	March 31,	Publishing	Increase/	Percent
	2006	Net Revs	2005	Net Revs	(Decrease)	Change
Publishing Net Revenues

PC	$183,457	16%	$220,087	21%	$(36,630)	(17)%

Console
Sony PlayStation 2	422,239	36%	417,310	39%	4,929	1%
Microsoft Xbox	205,864	18%	196,894	18%	8,970	5%
Microsoft Xbox360	102,809	9%	—	—%	102,809	—%
Nintendo GameCube	80,964	7%	96,936	9%	(15,972)	(16)%
Other	469	—%	2,807	—%	(2,338)	(83)%

Total console	812,345	70%	713,947	66%	98,398	14%

Hand-held
Game Boy Advance	79,738	7%	101,796	9%	(22,058)	(22)%
PlayStation Portable	52,016	5%	19,200	2%	32,816	171%
Nintendo Dual Screen	27,107	2%	17,699	2%	9,408	53%

Total hand-held	158,861	14%	138,695	13%	20,166	15%

Total publishing net revenues	$1,154,663	100%	$1,072,729	100%	$81,934	8%

Personal Computer Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$183,457	16%	$220,087	21%	$(36,630)	(17)%

Net revenues from sales of titles for the PC decreased 17% from $220.1 million and 21% of publishing net revenues for the year ended March 31, 2005 to $183.5 million and 16% of publishing net revenues for the year ended March 31, 2006. The decrease in both absolute dollars and as a percentage of publishing revenue was due to the slate of PC titles released in fiscal 2005 in comparison to fiscal 2006. In fiscal 2005, we released the highly successful PC titles Doom 3 and Rome: Total War and also had strong continued sell through of our catalog title, Call of Duty. Although we had strong sales from our fiscal 2006 PC titles, Call of Duty 2, The Movies, and Quake 4, in fiscal 2005, according to NPD Funworld, we were the only publisher to have three top-ten PC titles for calendar year 2004. We expect fiscal 2007 PC publishing net revenues to decrease in absolute dollars due to a more focused slate of titles in fiscal 2007 which includes only one PC exclusive title, Enemy Territory: Quake Wars and one expansion pack, The Movies: Stunts and Effects. We expect fiscal 2007 PC publishing net revenues as a percentage of total publishing net revenues to remain consistent with fiscal 2006.

Sony PlayStation 2 Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$422,239	36%	$417,310	39%	$4,929	1%

Net revenues from sales of titles for the PS2 increased 1% from $417.3 million for the year ended March 31, 2005 to $422.2 million for the year ended March 31, 2006. The slight increase was primarily due to an increase in the number of major titles released for the PS2 from seven major titles in fiscal 2005 to nine major titles in fiscal 2006. This increase was offset by an increase in the provision for returns and price protection on new releases due to weaker market conditions. In addition, Madagascar, which was our fifth best selling PS2 title for fiscal 2006 in terms of units sold, was released at a lower initial retail pricing point of $39.99 compared to $49.99 for comparable children’s titles in fiscal 2005. As a percentage of publishing net revenues, net revenues from sales of titles for the PS2 decreased from 39% for the year ended March 31, 2005 to 36% for the year ended March 31, 2006. The decrease is due to a change in our platform revenue mix due to the introduction of the Xbox360. We expect the installed base of PS2 to continue to grow in fiscal 2007, although at a slower rate than in previous years, due to the anticipated release of the next-generation PS3 console system in calendar 2006. However, due to the market uncertainty involving the transition to the next-generation console systems, we plan on releasing a more focused slate in fiscal 2007 resulting in a significant decrease in PS2 titles from fiscal 2006 where we had the largest slate of titles in our history. As a result, we expect net revenues from sales of titles for the PS2 to decrease in fiscal 2007 in comparison to fiscal 2006. We expect the release of the PS3 to have a small impact on fiscal 2007 net revenues given the initially low installed base.

Microsoft Xbox Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$205,864	18%	$196,894	18%	$8,970	5%

Net revenues from sales of titles for the Xbox increased 5% from $196.9 million for the year ended March 31, 2005 to $205.9 million for the year ended March 31, 2006 and held steady as a percentage of publishing net revenues at 18%. The increase was primarily attributable to the strong performance of our first quarter fiscal 2006 Xbox exclusive release of Doom 3 which had no comparable Xbox exclusive title released in fiscal 2005. This increase was offset by increased provisions for returns and price protection in anticipation of quicker required pricing actions as a result of the introduction of the Xbox360, which is expected to result in a gradual slowdown in sales for the Xbox as customers upgrade or anticipate upgrading to the next-generation platform. We expect our fiscal 2007 net revenues from sales of titles for the Xbox to decrease versus fiscal 2006 due to fewer anticipated title releases for the Xbox in fiscal 2007 combined with a declining customer base as the Xbox360 hardware becomes more readily available and its installed base grows.

Microsoft Xbox360 Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$102,809	9%	$—	—%	$102,809	—%

The Xbox360 was released in November 2005 and was the first of the next-generation hardware to be released. Consistent with our goal of having a significant presence at the launch of each new platform, we released four titles concurrently with the release of the Xbox360, Call of Duty 2, THAW, Quake 4, and GUN. All of these titles were released at premium retail pricing of $59.99. Although limited by hardware availability in fiscal 2006, we experienced strong sales of these four titles, and, according to NPD Funworld, Call of Duty 2 was the number one title on the Xbox360 and had the highest attach rate of any console launch in video game history. We expect the Xbox360 to provide significant opportunity for us in the upcoming fiscal years. In fiscal 2007, we expect net revenues from sales of titles for the Xbox360 to continue to increase over what we achieved in fiscal 2006.

Nintendo GameCube Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$80,964	7%	$96,936	9%	$(15,972)	(16)%

Net revenues from sales of titles for the Nintendo GameCube decreased 16% from $96.9 million for the year ended March 31, 2005 to $81.0 million for the year ended March 31, 2006. Despite an increase in the number of titles released for the GameCube from seven major titles for the year ended March 31, 2005 to nine major titles for the year ended March 31, 2006, the releases in fiscal 2006, which included GUN, Call of Duty 2: Big Red One, THAW, and True Crime: New York City, were less geared toward the demographics of the GameCube audience as compared to our fiscal 2005 title releases, which included Spider-Man 2 and Shrek 2. Additionally, Madagascar, which was our top selling title on the GameCube in fiscal 2006, was released at a lower initial retail pricing of $39.99 as compared to Spider-Man 2 and Shrek 2, which were both released at an initial retail price of $49.99. Madagascar was our top selling title on the GameCube for fiscal 2006 and although it performed strongly, it compares to fiscal 2005 where our top two selling titles on the GameCube were Spider-Man 2 and Shrek 2, each of which outperformed Madagascar. We expect fiscal 2007 net revenues for the GameCube to decrease over fiscal 2006 due to our more focused fiscal 2007 title slate and the next-generation platforms gaining market share over current-generation platforms such as the GameCube. It is anticipated that Nintendo will release their next-generation console, the Wii, in calendar 2006. Given the initially low installed base, we expect the release of the Wii to have little initial impact on our net revenues.

Hand-held (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$158,861	14%	$138,695	13%	$20,166	15%

Net revenues from sales of titles for the hand-held for the year ended March 31, 2006 increased 15% from the prior fiscal year, from $138.7 million to $158.9 million. Additionally, hand-held net revenues as a percentage of publishing net revenues increased from 13% for the year ended March 31, 2005 to 14% for the year ended March 31, 2006. The increases were due to the worldwide introductions of the NDS and PSP hand-held platforms in late fiscal 2005 and the continued growth of their installed base throughout fiscal 2006, which resulted in hand-held titles being sold across more platforms. In addition, compared to the other hand-held platforms, titles for the PSP have a higher retail pricing point of $49.99. The major titles driving hand-held net revenues in fiscal 2006 were Madagascar, Madagascar: Operation Penguin, Fantastic Four, Ultimate Spider-Man, and Shrek SuperSlam for the GBA; Madagascar, Ultimate Spider-Man, Tony Hawk’s American Sk8land, and Shrek SuperSlam for the NDS; and THUG 2, Spider-Man 2, X-Men Legends II, and LucasArts’ Star Wars Battlefront II for the PSP. This compares to fiscal 2005 where the main titles driving hand-held net revenues were Shrek 2, Spider-Man 2, and DreamWorks’ Shark Tale for the GBA; Spider-Man 2 for the NDS; and THUG 2 and Spider-Man 2 for the PSP. With the installed base of the PSP, NDS, and GBA continuing to increase and the PSP expanding the demographic of the hand-held gamer, we expect that fiscal 2007 hand-held net revenues to continue to increase year over year.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base and the introduction of new hardware platforms, as well as the performance of key product releases from our product release schedule. We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of that business due to its larger installed hardware base. However, during fiscal 2007, we expect the introduction of the PS3 and Wii next-generation console systems and a higher installed base of the Xbox360 will continue to decrease the percentage of PS2 business throughout the year. With the installed base of the NDS and PSP platforms continuing to increase, we also expect to see a continued increase in our hand-held business in line with the growth in the installed base in comparison to prior periods. Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful titles. For example, for the year ended March 31, 2006, 20% of our consolidated net revenues and 26% of worldwide publishing net revenues were derived from net revenues from our Call of Duty 2, THAW, and Call of Duty 2: Big Red One titles. Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles. We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Three key factors that could affect future publishing and distribution net revenue performance are console hardware pricing, software pricing, and transitions in console platforms. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions. Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers. Historically, we have also seen that lower console hardware prices put downward pressure on software pricing. While we expect console software launch pricing for the Xbox360 to hold at $59.99, we have noticed downward pressure on the prices of current-generation software. Additionally, when new console platforms are announced or introduced into the market, such as the upcoming 2006 calendar year releases of the PS3 and Wii and the November 2005 release of the Xbox360, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance.

Distribution Net Revenues (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$313,337	21%	$333,128	24%	$(19,791)	(6)%

Distribution net revenues for the year ended March 31, 2006 decreased 6% from the prior fiscal year, from $333.1 million to $313.3 million. Foreign exchange rates decreased reported distribution net revenues by approximately $14.9 million for the year ended March 31, 2006. Excluding the impact of the changing foreign currency rates, our distribution net revenues decreased $4.9 million or 1% year over year. The remaining year over year decrease was primarily due to the termination of relationships with unprofitable publishers and stronger third-party releases in fiscal 2005.

 The mix of distribution net revenues between hardware and software sales varied year over year with approximately 20% of distribution net revenues from hardware sales in the year ended March 31, 2006 as compared to 13% in the prior fiscal year. This was mainly attributed to the release of the PSP in Europe in the second quarter of fiscal 2006 and the release of the Xbox360 in November 2005. In both fiscal years, hardware sales were principally comprised of sales of console hardware. The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms, and our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers. We expect our fiscal 2007 distribution net revenues to decrease when compared with fiscal 2006 due to uncertainty with regard to the software market as a result of the transition from current-generation console system to the next-generation Xbox360, PS3, and Wii and a more focused slate of Activision titles.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

	% of		% of
March 31,	Consolidated	March 31,	Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$734,874	50%	$658,949	47%	$75,925	12%

Cost of sales – product costs represented 50% and 47% of consolidated net revenues for the years ended March 31, 2006 and 2005, respectively. In absolute dollars, cost of sales — product costs increased 12% from $658.9 million for the year ended March 31, 2005 to $734.9 million for the year ended March 31, 2006. The primary factors affecting the increase in cost of sales – product costs in absolute dollars and as a percentage of consolidated net revenues were:

•                  Volume growth in our European territories of LucasArts’ Star Wars: Episode III Revenge of the Sith, and Star Wars Battlefront II. LucasArts’ titles are part of our affiliate label program and carry a significantly higher product cost than Activision developed titles.

•                  Write-downs of inventory costs for certain titles in fiscal 2006 in the amount of $14.5 million due to the high level of inventory for certain titles at the end of our third quarter of fiscal 2006. At the end of the third quarter of fiscal 2006 we reviewed the levels of inventory and determined that, due to lower than expected re-orders caused by weaker market conditions and the ongoing console transition, we anticipated that certain titles in our inventory would likely be sold below its original cost.

•                  A decrease in our PC net revenues as a percentage of publishing net revenues from 21% in fiscal 2005 to 16% in fiscal 2006. Products for PC typically have lower costs of sales – product costs associated with them as they do not require royalty payments to hardware manufacturers.

•                  An increase in provision for returns and price protection throughout fiscal 2006 from 12% of net revenues in fiscal 2005 compared to 18% of net revenues in fiscal 2006, due to challenging market conditions and the ongoing console transition.

•                  An increase in consolidated net revenues of 4% from $1,405.9 million for the year ended March 31, 2005 to $1,468.0 million for the year ended March 31, 2006.

•                  Reduced pricing on a number of catalog titles as well as new releases in our kids genre.

We expect cost of sales — product costs as a percentage of net revenues to remain relatively flat as a percentage of revenue in fiscal 2007 as compared to fiscal 2006. This is primarily due to slightly higher product costs related to next-generation titles offset by higher retail pricing on next-generation titles which are anticipated to retail for $59.99.

Cost of Sales – Software Royalties and Amortization (in thousands)

	% of		% of
March 31,	Publishing	March 31,	Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$147,822	13%	$123,800	12%	$24,022	19%

Cost of sales – software royalties and amortization for the year ended March 31, 2006 increased as a percentage of publishing net revenues from the prior fiscal year, from 12% to 13%. In absolute dollars, cost of sales – software royalties and amortization for the year ended March 31, 2006 also increased from the prior fiscal year, from $123.8 million to $147.8 million. The increases in cost of sales – software royalties and amortization in both absolute dollars and as a percentage of publishing net revenues were mainly due to:

•                  Impairment charges and recoverability write-offs of $12.6 million in fiscal 2006. We performed a detailed review of capitalized costs for released titles and determined that expected future revenues, given the change in market conditions, on certain titles would not support the remaining capitalized software balance on these titles. As a result, we incurred a $3.8 million recoverability charge on these titles in fiscal 2006. In addition, we reviewed future recoverability of capitalized amounts on titles in development and determined that one of our titles, to be released in fiscal 2007, was unlikely to fully recover capitalized costs given the change in expectations as a result of weaker market conditions and uncertainty involved in the console transition and, as a result, took an impairment charge of $8.8 million on this title.

•                  Overall continued increases in costs to develop titles for additional platforms, particularly those titles released for the more technologically advanced next-generation console platforms.

Due to market uncertainty associated with the ongoing console transition to the next-generation hardware and our more focused fiscal 2007 title slate, we expect costs of sales – software royalties and amortization to decrease in fiscal 2007 in proportion to the expected decrease in net revenues.

Cost of Sales – Intellectual Property Licenses (in thousands)

	% of		% of
March 31,	Publishing	March 31,	Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$57,666	5%	$62,197	6%	$(4,531)	(7)%

Cost of sales – intellectual property licenses for the year ended March 31, 2006 decreased in absolute dollars and as a percentage of publishing net revenues over the same period last year, from $62.2 million to $57.7 and from 6% to 5%, respectively. The decreases in both absolute dollars and as a percentage of publishing net revenues were due mainly to a one-time benefit related to the settlement of an intellectual property claim in the second quarter of fiscal 2006. The number of titles with associated intellectual property remained relatively flat year over year. In fiscal 2006, we released the following titles with associated intellectual property: Doom 3 for the Xbox, Madagascar, Fantastic Four, Ultimate Spider-Man, X-Men Legends II, THAW, Quake IV, and Shrek SuperSlam. In fiscal 2005 we released the following titles with associated intellectual property: Spider-Man 2, Shrek 2, Shark Tale, X-Men Legends, THUG 2, Lemony Snicket’s A Series of Unfortunate Events, and Doom 3. We expect cost of sales – intellectual property licenses for fiscal 2007 to remain relatively flat as a percentage of publishing net revenues but to decrease in absolute dollars in proportion to the expected decrease in net revenues in fiscal 2007.

Product Development (in thousands)

	% of		% of
March 31,	Publishing	March 31,	Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$131,782	11%	$86,543	8%	$45,239	52%

Product development expenses for the year ended March 31, 2006 increased as a percentage of publishing net revenues from the prior fiscal year, from 8% to 11%. In absolute dollars, product development expenses for the year ended March 31, 2006 also increased from the prior fiscal year, from $86.5 million to $131.8 million. The increase in product development expenses both in absolute dollars and as a percentage of publishing net revenues was due to:

•                  Increased development, quality assurance, and outside developer costs as a result of the development of more technologically advanced titles across more platforms.

•                  Product cancellation charges of $11.4 million, including termination fees, incurred during fiscal 2006. Given the market conditions, the lower than expected performance of some of our third quarter fiscal 2006 releases, and risks associated with console transition, we performed a thorough review of our upcoming product slate. To better align opportunities associated with the next-generation console platforms with income potential and risks associated with certain titles in development, we canceled development of certain titles and permanently removed them from our future title slate.

•                  Increased costs in fiscal 2006 related to the full year operation of three recently acquired studios, Vicarious Visions, Inc., Toys for Bob, Inc., and Beenox, Inc., as well as costs incurred to fund more product development capacity at certain studios.

For fiscal 2007, we expect product development costs to increase as a percentage of net revenues due to the increased costs related to developing more technologically advanced titles for the next-generation console systems. Over time, we intend to offset increased development costs of the next-generation console systems by sharing technologies and tools across multiple platforms, increasing our development schedules to facilitate a longer pre-production phase and more predictable workflow times, and outsourcing certain areas of game development to lower cost service providers.

Sales and Marketing (in thousands)

	% of		% of
March 31,	Consolidated	March 31,	Consolidated	Increase/	Percent
2006	Net Revenue	2005	Net Revenue	(Decrease)	Change

$283,220	19%	$230,058	16%	$53,162	23%

Sales and marketing expenses of $283.2 million and $230.1 million represented 19% and 16% of consolidated net revenues for the years ended March 31, 2006 and 2005, respectively. The increases in both absolute dollars and as a percentage of net revenues was primarily generated by our publishing business as a result of significant marketing programs including television and in-theatre ad campaigns and in-store promotions to support our biggest product release slate in company history. The increase in sales and marketing investment as a percentage of net revenues was a result of additional sales and marketing investment during the key holiday season which did not provide the revenue increase that was anticipated at the time that the marketing costs were incurred.

We expect sales and marketing expense to decrease on both an absolute basis and as a percentage of consolidated net revenues in fiscal 2007 due to a more focused slate in fiscal 2007 and due to a more targeted sales and marketing plan.

General and Administrative (in thousands)

	% of		% of
March 31,	Consolidated	March 31,	Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$94,679	7%	$59,739	4%	$34,940	58%

General and administrative expenses for the year ended March 31, 2006 increased $34.9 million over the same period last year, from $59.7 million to $94.7 million. As a percentage of consolidated net revenues, general and administrative expenses increased from 4% to 7%. The increases were primarily due to an increase in personnel costs including costs related to European territory expansion, separation and severance costs associated with a less than 7% reduction in workforce in the fourth quarter of fiscal 2006, increased bad debt write-offs, an increase in foreign currency transaction losses, and increased legal costs.

We expect general and administrative expenses to decrease in absolute dollars in fiscal 2007 as we realize the benefits of a more efficient cost structure resulting from the recent workforce realignment partially offset by increases in compensation expense related to the implementation of the Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment.

Operating Income (in thousands)

		% of		% of
	March 31,	Segment	March 31,	Segment	Increase/	Percent
	2006	Net Revs	2005	Net Revs	(Decrease)	Change

Publishing	$(3,984)	—%	$160,826	15%	$(164,810)	(102)%
Distribution	21,941	7%	23,745	7%	(1,804)	(8)%
Consolidated	$17,957	1%	$184,571	13%	$(166,614)	(90)%

Publishing operating income for the year ended March 31, 2006 decreased $164.8 million from the same period last year, from $160.8 million to an operating loss of $4.0 million. Changes in exchange rates related to the year over year weakening of the EUR, GBP, and Australian dollar (“AUD”) in relation to the USD did not have a material impact on publishing operating income. The decrease is primarily due to:

•                  Increased sales and marketing spending to support our large title release slate.

•                  An increase in provision for returns and price protection throughout fiscal 2006 from 12% of net revenues in fiscal 2005 compared to 18% of net revenues in fiscal 2006, due to challenging market conditions and the ongoing console transition.

•                  Cancellation, impairment, and earn-out recoverability charges totaling $24.0 million taken in fiscal 2006. See additional description of charges incurred in the cost of sales – software royalties and amortization and the product development discussions.

•                  Write-downs of inventory costs of $14.5 million taken during fiscal 2006. See additional description in the cost of sales – product costs discussion.

Distribution operating income for the year ended March 31, 2006 decreased over the same period last year, from $23.7 million to $21.9 million. The decrease was primarily due to the impact of changes in foreign currency rates on distribution operating income of approximately $1.4 million. Excluding the impact of changes in foreign currency rates, distribution operating income for the year ended March 31, 2006 decreased approximately $0.4 million or 2% from the same period last year.

Investment Income, Net (in thousands)

	% of		% of
March 31,	Consolidated	March 31,	Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$30,630	2%	$13,092	1%	$17,538	134%

Investment income, net for the year ended March 31, 2006 was $30.6 million as compared to $13.1 million for the year ended March 31, 2005. The increase was primarily due to higher invested balances combined with rising yields, a realized gain in the first quarter of fiscal 2006 of $1.3 million on the sale of an investment in common stock, and a realized gain of $2.9 million on the sale of a cost basis investment during the year ended March 31, 2006 as compared to 2005.

Provision for Income Taxes (in thousands)

	% of		% of
March 31,	Pre Tax	March 31,	Pre Tax	Increase/	Percent
2006	Income	2005	Income	(Decrease)	Change

$6,688	14%	$59,328	30%	$(52,640)	(89)%

The income tax provision of $6.7 million for the year ended March 31, 2006 reflects our effective income tax rate of 13.8%. The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by an increase in our deferred tax asset valuation allowance and state taxes. The realization of deferred tax assets depends primarily on the generation of future taxable income. We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Net Income

Net income for the year ended March 31, 2006 was $41.9 million or $0.14 per diluted share, as compared to $138.3 million or $0.50 per diluted share for the year ended March 31, 2005.

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

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the years ended March 31, 2005 and 2004 (in thousands):

	For the Years Ended March 31,		Increase/	Percent
	2005	2004	(Decrease)	Change
Publishing net revenues

North America	$696,325	$446,812	$249,513	56%
Europe	341,946	197,300	144,646	73%
Other	34,458	21,620	12,838	59%

Total international	376,404	218,920	157,484	72%

Total publishing net revenues	1,072,729	665,732	406,997	61%
Distribution net revenues	333,128	281,924	51,204	18%

Consolidated net revenues	$1,405,857	$947,656	$458,201	48%

Consolidated net revenues increased 48% from $947.7 million for the year ended March 31, 2004 to $1,405.9 million for the year ended March 31, 2005. This increase was principally generated by our publishing business. The increase in consolidated net revenues was driven by the following:

•                  Strong performances from our publishing business on the releases of our largest ever lineup of titles including: Spider-Man 2, Call of Duty: Finest Hour, THUG 2, Shrek 2, X-Men Legends, Doom 3, Lemony Snicket’s A Series of Unfortunate Events, Shark Tale, Cabela’s Big Game Hunter 2005, and Rome: Total War. The strength of these titles combined with the significant sales and marketing investment led to over ten million-unit selling titles and achievement of our goal of having four multi-million-unit selling titles. We also had strong catalog sales from a number of our franchises including Tony Hawk, True Crime, Spider-Man, and Call of Duty. As a result of the strong performance of our key fiscal 2005 releases, we were able to maintain the original price points for those titles for an extended period of time.

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

•                  International net revenues benefited from the year over year strengthening of the Euro (“EUR”) and Great British Pound (“GBP”) in relation to the U.S. dollar. We estimate that foreign exchange rates increased reported net revenues by approximately $55.3 million. Excluding the impact of changing foreign currency rates, our international net revenues increased 31% year over year.

North America Publishing Net Revenues (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$696,325	50%	$446,812	47%	$249,513	56%

North America publishing net revenues increased 56% from $446.8 million for the year ended March 31, 2004, to $696.3 million for the year ended March 31, 2005. The increase reflects the strong performance of our fiscal 2005 slate of titles, strong catalog sales from a number of our franchises, and a significant increase in our hand-held platform presence.

International Publishing Net Revenues (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$376,404	26%	$218,920	23%	$157,484	72%

International publishing net revenues increased by 72% from $218.9 million for the year ended March 31, 2004, to $376.4 million for the year ended March 31, 2005. International publishing also saw strong results from our 2005 titles, as well as strong fourth quarter performance in our LucasArts affiliate business. In addition, we had strong catalog sales from a number of our franchises, including Spider-Man, Call of Duty, Tony Hawk, and True Crime. There also was a positive strengthening of the EUR and the GBP in relation to the U.S. dollar of approximately $29.0 million. Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 59% year over year.

Publishing Net Revenues by Platform

Publishing net revenues increased 61% from $665.7 million for the year ended March 31, 2004 to $1,072.7 million for the year ended March 31, 2005. The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the years ended March 31, 2005 and 2004 (in thousands):

	Year Ended	% of	Year Ended	% of
	March 31,	Publishing	March 31,	Publishing	Increase/	Percent
	2005	Net Revs	2004	Net Revs	(Decrease)	Change
Publishing Net Revenues

PC	$220,087	21%	$132,369	20%	$87,718	66%

Console
Sony PlayStation 2	417,310	39%	289,048	43%	128,262	44%
Microsoft Xbox	196,894	18%	145,111	22%	51,783	36%
Nintendo GameCube	96,936	9%	52,909	8%	44,027	83%
Other	2,807	—%	21,350	3%	(18,543)	(87)%

Total console	713,947	66%	508,418	76%	205,529	40%

Hand-held
Game Boy Advance	101,642	9%	24,621	4%	77,021	313%
PlayStation Portable	19,200	2%	—	—%	19,200	—%
Nintendo Dual Screen	17,699	2%	—	—%	17,699	—%
Other	154	—%	324	—%	(170)	(52)%

Total hand-held	138,695	13%	24,945	4%	113,750	456%

Total publishing net revenues	$1,072,729	100%	$665,732	100%	$406,997	61%

Personal Computer Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$220,087	21%	$132,369	20%	$87,718	66%

Net revenues from sales of titles for the PC increased 66% from $132.4 million for the year ended March 31, 2004 to $220.1 million for the year ended March 31, 2005. Driving the increase were the fiscal 2005 releases of Doom 3 and Rome: Total War combined with continued strong sell through of our catalog title, Call of Duty. According to NPD, we were the only publisher to have three top-ten PC titles for calendar year 2004: Doom 3, Call of Duty, and Rome: Total War. Also contributing to the increase in net revenues from sales of titles for the PC was an increase in the total number of titles shipped from eight in fiscal 2004 to fifteen in fiscal 2005.

Sony PlayStation 2 Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$417,310	39%	$289,048	43%	$128,262	44%

Net revenues from sales of titles for the PS2 increased 44% from $289.0 million for the year ended March 31, 2004 to $417.3 million for the year ended March 31, 2005. The increase was primarily due to strong, worldwide sales of several of our fiscal 2005 releases including THUG 2, Call of Duty: Finest Hour, X-Men Legends, Spider-Man 2, Shrek 2, Shark Tale, Lemony Snicket’s A Series of Unfortunate Events, and Cabela’s Big Game Hunter 2005. In fiscal 2005 we released thirteen titles for PS2 compared to ten in fiscal 2004 which included: True Crime: Streets of L.A., Tony Hawk’s Underground, X2: Wolverine’s Revenge, Return to Castle Wolfenstein, Cabela’s Dangerous Hunts, and Cabela’s Deer Hunt 2004 Season.

Microsoft Xbox Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$196,894	18%	$145,111	22%	$51,783	36%

Net revenues from sales of titles for the Xbox increased 36% from $145.1 million for the year ended March 31, 2004 to $196.9 million for the year ended March 31, 2005. Though the number of new Xbox titles remained relatively consistent from fiscal 2004 to fiscal 2005, we were able to increase our Xbox sales in both the North America and international markets. The increase was primarily due to strong worldwide sales of several of our Xbox titles including THUG 2, Call of Duty: Finest Hour, X-Men Legends, Spider-Man 2, Shrek 2, Shark Tale, Greg Hastings’ Tournament Paintball, and Cabela’s Big Game Hunter 2005. The increase was also affected by an increased installed base of the Xbox due mainly to the price cuts on the Xbox hardware in calendar 2004.

Nintendo GameCube Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$96,936	9%	$52,909	8%	$44,027	83%

Net revenues from sales of titles for the Nintendo GameCube increased 83% from $52.9 million for the year ended March 31, 2004 to $96.9 million for the year ended March 31, 2005. The increase is primarily due to the increase in the number of GameCube new title releases from five in fiscal 2004 to eight in fiscal 2005. Also driving the increase in revenues was that the title slate in fiscal 2005 performed strongly as it was more targeted toward the demographic of the GameCube audience than the fiscal 2004 GameCube title slate. Our fiscal 2005 title slate was driven by new title releases of Shrek 2, Spider-Man 2, Shark Tale, Lemony Snicket’s A Series of Unfortunate Events, THUG 2, and Call of Duty: Finest Hour. Fiscal 2004 GameCube revenues were driven mainly by releases of Tony Hawk’s Underground and True Crime:  Streets of L.A.

Hand-held (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$138,695	13%	$24,945	4%	$113,750	456%

Net revenues from sales of titles for the hand-held for the year ended March 31, 2005 increased 456% from the prior fiscal year, from $24.9 million to $138.7 million. This was driven mainly by a significant increase in the number of GBA titles released from four titles in fiscal 2004 to eleven titles in fiscal 2005 and the introduction of two new hand-held devices, NDS, which was released worldwide, and PSP, which was released in North America. We successfully executed our strategy of having a high-quality presence at the launch of both the NDS and PSP platforms with one title based on the Spider-Man franchise at the launch of the NDS and two titles based on the Spider-Man and Tony Hawk franchises for the launch of the PSP. In addition to the increase in the number of GBA titles released, we implemented a customized marketing plan for the GBA platform and demographic to support a strong slate of new releases including THUG 2, Shrek 2: Beg for Mercy!, Shark Tale, Lemony Snicket’s A Series of Unfortunate Events, Spider-Man 2, and Shrek 2 which were all targeted toward the demographic of the GBA audience.

Overall

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

Distribution Net Revenues (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$333,128	24%	$281,924	30%	$51,204	18%

Distribution net revenues for the year ended March 31, 2005 increased 18% from the prior fiscal year, from $281.9 million to $333.1 million. Excluding the impact of the changing foreign currency rates, our distribution net revenues increased 9% year over year. About half of this increase was due to the positive impact of the year over year strengthening of the EUR and the GBP in relation to the U.S. dollar. The increase was primarily due to the continued growth in the industry wide software market, an increase in sales to mass merchants, as well as a change in the product mix. The mix of distribution net revenues between hardware and software sales varied year over year with approximately 13% of distribution net revenues from hardware sales in the year ended March 31, 2005 as compared to 28% in the prior fiscal year. This was mainly attributed to an increase in business with large, mass-market customers that generate a higher percentage of sales from software. In both fiscal years, hardware sales were principally comprised of sales of console hardware.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

	% of		% of
March 31,	Consolidated	March 31,	Consolidated	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$658,949	47%	$475,541	50%	$183,408	39%

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

•                  An increase in publishing net revenues from sales of PC titles by 66% year over year. PC publishing revenues as a percent of publishing net revenues for the year also grew from 20% to 21%. PC titles typically have lower product costs associated with them.

•                  A lower percentage of revenues generated from our distribution business, which is a lower margin business, in fiscal 2005 as compared to fiscal 2004.

Cost of Sales – Software Royalties and Amortization (in thousands)

	% of		% of
March 31,	Publishing	March 31,	Publishing	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$123,800	12%	$59,744	9%	$64,056	107%

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

Cost of Sales – Intellectual Property Licenses (in thousands)

	% of		% of
March 31,	Publishing	March 31,	Publishing	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$62,197	6%	$31,862	5%	$30,335	95%

Cost of sales – intellectual property licenses for the year ended March 31, 2005 increased in absolute dollars and as a percentage of publishing net revenues over the same period last year, from 5% to 6%. The increases in both absolute dollars and as a percentage of publishing net revenues were due to the release of more titles with associated licensed intellectual property as well as continued strong catalog sales of titles with associated licensed intellectual property compared to the titles released in fiscal 2004 for which a higher proportion of revenues was derived from titles that were internally developed with no associated intellectual property. In fiscal 2005 we released the following titles with associated intellectual property: Spider-Man 2, Shrek 2, Shark Tale, X-Men Legends, THUG 2, Lemony

Snicket’s A Series of Unfortunate Events, and Doom 3. In fiscal 2004, two of our top performing titles, True Crime: Streets of L.A. and Call of Duty, were based on our wholly-owned original intellectual property.

Product Development (in thousands)

	% of		% of
March 31,	Publishing	March 31,	Publishing	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$86,543	8%	$97,859	15%	$(11,316)	(12)%

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

Sales and Marketing (in thousands)

	% of		% of
March 31,	Consolidated	March 31,	Consolidated	Increase/	Percent
2005	Net Revenue	2004	Net Revenue	(Decrease)	Change

$230,058	16%	$128,221	14%	$101,837	79%

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

General and Administrative (in thousands)

	% of		% of
March 31,	Consolidated	March 31,	Consolidated	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$59,739	4%	$44,612	5%	$15,127	34%

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

Operating Income (in thousands)

		% of		% of
	March 31,	Segment	March 31,	Segment	Increase/	Percent
	2005	Net Revs	2004	Net Revs	(Decrease)	Change

Publishing	$160,826	15%	$93,223	14%	$67,603	73%
Distribution	23,745	7	16,594	6	7,151	43

Consolidated	$184,571	13%	$109,817	12%	$74,754	68%

Publishing operating income for the year ended March 31, 2005 increased $67.6 million from the same period last year, from $93.2 million to $160.8 million.  Excluding the impact of changes in foreign currency rates, publishing operating income for the year ended March 31, 2005 increased approximately $56.7 million from the same period last year.  International publishing operating income for the year ended March 31, 2005 benefited from the positive impact of the year over year strengthening of the EUR and the GBP in relation to the U.S. dollar.  The $56.7 million increase is primarily due to:

•                  Strong performance in both the North America and international markets of our fiscal 2005 title releases.  The strong performance of the fiscal 2005 releases was driven by our largest lineup ever of big propositions, a record number of million-unit and multi-million unit titles, and an increased hand-held presence.

Partially offset by:

•                  Increased sales and marketing spending.

•                  Increased cost of sales – product costs, cost of sales – software royalties and amortization, and cost of sales – intellectual property licenses.

Distribution operating income for the year ended March 31, 2005 increased over the same period last year, from $16.6 million to $23.7 million.  Excluding the impact of changes in foreign currency rates, distribution operating income for the year ended March 31, 2005 increased approximately $5.4 million from the same period last year.  Distribution operating income for the year ended March 31, 2005 benefited from the positive impact of the year over year strengthening of the EUR and the GBP in relation to the U.S. dollar.  The $5.4 million increase was primarily due to continued growth industry wide in the software market combined with a change in the product mix of hardware versus software sales as software tends to be a higher margin business.

Investment Income, Net (in thousands)

	% of		% of
March 31,	Consolidated	March 31,	Consolidated	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$13,092	1%	$6,175	—%	$6,917	112%

Investment income, net for the year ended March 31, 2005 was $13.1 million as compared to $6.2 million for the year ended March 31, 2004.  The increase was primarily due to higher invested balances combined with rising yields during the year ended March 31, 2005 as compared to 2004.

Provision for Income Taxes (in thousands)

	% of		% of
March 31,	Pre Tax	March 31,	Pre Tax	Increase/	Percent
2005	Income	2004	Income	(Decrease)	Change

$59,328	30%	$38,277	33%	$21,051	55%

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

Net Income

Net income for the year ended March 31, 2005 was $138.3 million or $0.50 per diluted share, as compared to $77.7 million or $0.30 per diluted share for the year ended March 31, 2004.

Selected Quarterly Operating Results

Our quarterly operating results have in the past varied significantly and will likely vary significantly in the future, depending on numerous factors, several of which are not under our control.    See Item 1A - “Risk Factors.”  Our business also has experienced and is expected to continue to experience significant seasonality, largely due to consumer buying patterns and our product release schedule focusing on those patterns.  Net revenues typically are significantly higher during the fourth calendar quarter, primarily due to the increased demand for consumer software during the year-end holiday buying season.  Accordingly, we believe that period to period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

The following table is a comparative breakdown of our quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

	For the Quarters Ended
	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004

Net revenues	$188,125	$816,242	$222,540	$241,093	$203,861	$680,094	$310,626	$211,276
Cost of sales	128,309	498,325	141,458	172,270	141,544	397,292	187,091	119,019
Operating income (loss)	(26,115)	84,067	(26,547)	(13,448)	(2,899)	137,079	34,658	15,733
Net income (loss)	(9,219)	67,945	(13,242)	(3,585)	3,573	97,262	25,543	11,957
Basic earnings (loss) per share (1)	(0.03)	0.25	(0.05)	(0.01)	0.01	0.39	0.10	0.05
Diluted earnings (loss) per share (1)	(0.03)	0.23	(0.05)	(0.01)	0.01	0.35	0.09	0.04

(1)                                  Consolidated financial information has been restated for the effect of our four-for-three stock split effected in the form of a 33-1/3% stock dividend to shareholders of record as of October 10, 2005, paid October 24, 2005.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the year ended March 31,		Increase/
(in thousands)	2006	2005	(Decrease)
Cash and cash equivalents	$354,331	$313,608	$40,723
Short-term investments	590,629	527,256	63,373

	$944,960	$840,864	$104,096

Percentage of total assets	67%	64%

Cash flows provided by operating activities	$86,007	$215,309	$(129,302)
Cash flows used in investing activities	(85,796)	(143,896)	58,100
Cash flows provided by financing activities	45,088	72,654	(27,566)

As of March 31, 2006, our primary source of liquidity is comprised of $354.3 million of cash and cash equivalents and $590.6 million of short-term investments.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations.  We have also generated significant cash flows from the issuance of our common stock to employees through the exercise of options, which is described in more detail below in “Cash Flows from Financing Activities.”  We have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations, credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

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

We believe that we have sufficient working capital ($923.9 million at March 31, 2006), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, and the acquisition of intellectual property rights for future products from third parties.

Cash Flows from Operating Activities

The primary source of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution, and marketing of our products, third-party developers and intellectual property holders, and our own employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $193.9 million and $126.9 million in the years ended March 31, 2006 and 2005, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products.  The increase period over period is primarily due to new agreements with DreamWorks Animation SKG, Marvel Enterprises, and Hasbro Properties Group, all of which were signed in fiscal 2006. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing expenditures, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the years ended March 31, 2006 and 2005, cash flows from operating activities were $86.0 million and $215.3 million, respectively.  The principal components comprising cash flows from operating activities for the year ended March 31, 2006, included favorable operating results and collection of accounts receivable partially offset by investment in software development and intellectual property licenses.  See an analysis of the change in key balance sheet accounts below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

Cash Flows from Investing Activities

The primary source of cash used in investing activities typically have included capital expenditures, acquisitions of privately held interactive software development companies, and the net effect of purchases and sales/maturities of short-term investment vehicles.  The goal of our short-term investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs, and providing for prudent investment diversification.

For the years ended March 31, 2006 and 2005, cash flows used in investing activities were $85.8 million and $143.9 million, respectively.  For the year ended March 31, 2006, cash flows used in investing activities were primarily the result of capital expenditures, the increase in short-term investments, and business acquisitions. We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

Cash Flows from Financing Activities

The primary source of cash provided by financing activities have related to transactions involving our common stock, including the issuance of shares of common stock to employees and the public, and the purchase of treasury shares.  We have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations, credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

For the years ended March 31, 2006 and 2005, cash flows from financing activities were $45.1 million and $72.7 million, respectively.  The cash provided by financing activities for the year ended March 31, 2006 was the result of the issuance of common stock related to employee stock option and stock purchase plans.  During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.   In the past, we have entered into structured stock repurchase transactions that were settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we either had our capital investment returned with a premium or received shares of our common stock, depending, respectively, on whether the market price of our common stock was above or below a pre-determined price agreed in connection with each such transaction.  As of March 31, 2006, we had approximately $226.2 million available for utilization under the buyback program and no outstanding structured stock repurchase transactions.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases, and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

			Increase/
(amounts in thousands)	March 31, 2006	March 31, 2005	(Decrease)

Gross accounts receivable	$127,035	$178,335	$(51,300)
Net accounts receivable	28,782	109,144	(80,362)

The decrease in gross accounts receivable was primarily the result of:

•                   Late fourth quarter fiscal 2005 North American releases of THUG 2 Remix and Spider-Man 2 for the PSP.  Both titles were released concurrently with the release of the PSP platform in late March 2005.  There were no corresponding new releases in the fourth quarter of fiscal 2006.

•                   The fourth quarter fiscal 2005 releases of three affiliate titles, Mercenaries, Star Wars: Knights of the Old Republic II, and Star Wars: Republic Commando, in our European territories.   There was only one affiliate title released in our European territories in the fourth quarter of fiscal 2006, LucasArts’ Star Wars: Empire at War, which was only released on PC.

Reserves for returns, price protection and bad debt increased from $69.2 million at March 31, 2005 to $98.3 million at March 31, 2006 while reserves as a percentage of gross receivables increased from 39% to 77%.  This increase was largely due to increased reserves for returns and price protections related to weak market conditions and the uncertainty involved in the ongoing console transition.  Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence in Item 7: Critical Accounting Policies).

Inventories

			Increase/
(amounts in thousands)	March 31, 2006	March 31, 2005	(Decrease)

Inventories	$61,483	$48,018	$13,465

Inventories have increased as a result of lower than expected performance on certain fiscal 2006 third quarter title releases.  Uncertainties in the marketplace due to the current console transition cycle as well as changes in retailer buying patterns led to a buildup in inventories at the end of the third quarter of fiscal 2006, primarily in our Publishing business segment.  As a result of the buildup in inventory levels, for the year ended March 31, 2006 we had write-downs of inventory costs for certain titles in the amount of $14.5 million, as we anticipate that certain titles in our current inventory will be sold below its original cost.

Software Development

			Increase/
(amounts in thousands)	March 31, 2006	March 31, 2005	(Decrease)

Software development	$60,619	$91,614	$(30,995)

The decrease in software development was primarily the result of more titles in development at March 31, 2005 to support our fiscal 2006 title slate which was the largest in our history.  As we plan a more focused title slate in fiscal 2007 due to the market uncertainty involved in the console transition, we have fewer titles in development than at the end of fiscal 2005.

Intellectual Property Licenses

			Increase/
(amounts in thousands)	March 31, 2006	March 31, 2005	(Decrease)

Intellectual Property Licenses	$87,046	$35,726	$51,320

The increase in intellectual property licenses was primarily the result of continued investment in intellectual property licenses totaling $82.3 million year-to-date.  In the third quarter of fiscal 2006, we further extended our exclusive licensing agreement with Marvel Enterprises by signing a multi-year extension to our current video game licensing agreement for the Spider-Man and X-Men franchises.  This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man and X-Men.   We also signed an agreement with Spider-Man Merchandising LP in the third quarter of fiscal 2006, to extend our exclusive worldwide rights to publish entertainment software products based on movie sequels subsequent to Spider-Man 3 or new television series to be produced based upon certain Marvel characters through 2017.  Additionally, in our third quarter of fiscal 2006 we signed a multi-year agreement with DreamWorks Animation SKG which extended our exclusive video game rights to future films in the “Shrek” franchise beyond “Shrek the Third,” as well as titles based on several other films currently planned or in development.  In the fourth quarter of fiscal 2006, we signed an agreement with Hasbro Properties Group granting us the global rights, excluding Japan, to develop console, hand-held, and PC games based on Hasbro’s “Transformers” brand.

Accounts Payable

			Increase/
(amounts in thousands)	March 31, 2006	March 31, 2005	(Decrease)

Accounts payable	$88,994	$108,984	$(19,990)

The decrease in accounts payable was primarily the result of a high level of payables at March 31, 2005 related to inventory purchases by our publishing business as a result of the release of Doom 3 for the Xbox in April 2005.   There were no new releases early in the first quarter of fiscal 2007.

Accrued Expenses

			Increase/
(amounts in thousands)	March 31, 2006	March 31, 2005	(Decrease)

Accrued expenses	$103,169	$98,067	$5,102

The increase in accrued expenses was primarily driven by increased payroll accruals and separation and severance costs associated with a less than 7% reduction in workforce in the fourth quarter of fiscal 2006, increased accruals for legal costs, and increased co-op marketing support. The increase was partially offset by a reduced liability due to third parties on affiliate titles distributed during the fourth quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($21.0 million), including issuing letters of credit, on a revolving basis as of March 31, 2006. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.0 million) guarantee for the benefit of our CD Contact subsidiary as of March 31, 2006.  The UK Facility bore interest at LIBOR plus 2.0% as of March 31, 2006, is collateralized by substantially all of the assets of the subsidiary and expires in January 2007.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of March 31, 2006, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of March 31, 2006.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of March 31, 2006, bore interest at a Eurocurrency rate plus

2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of March 31, 2006.

As of March 31, 2006, we maintained a $7.5 million irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.  At March 31, 2006, the $7.5 million deposit is included in short-term investments as restricted cash.

As of March 31, 2006, our publishing subsidiary located in the UK maintained a EUR 2.5 million ($3.0 million) irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in July 2006.  As of March 31, 2006, we had EUR 1.0 million ($1.2 million) of outstanding amounts against this letter of credit.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer, or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Additionally, we lease certain of our facitilites and equipment under non-cancelable operating lease agreements.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of March 31, 2006, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility &	Developer
	Equipment Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2007	$12,980	$39,905	$17,120	$70,005
2008	13,443	11,022	44,580	69,045
2009	12,652	16,300	6,100	35,052
2010	11,709	23,300	100	35,109
2011	9,415	19,300	100	28,815
Thereafter	21,651	35,600	—	57,251

Total	$81,850	$145,427	$68,000	$295,277

As of March 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Related Parties

From August 2001 until September 2005, one of the members of our Board of Directors was an individual who is a partner in a law firm that has provided legal services to Activision for more than ten years.  For the years ended March 31, 2005 and 2004, the years presented in this Annual Report for which that person was a member of the Board of Directors, the fees we paid to the law firm were an insignificant portion of the law firm’s total revenues.  We believe that the fees charged to us by the law firm were competitive with the fees charged by other law firms.

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

Our Disclosure Committee, which operates under the Board approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process.  As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls, and other accounting and disclosure-relevant information.  These quarterly reports are reviewed by certain key corporate finance representatives.  These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee.  Finance representatives also conduct reviews with our senior management team, our internal and external counsel, and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the Securities and Exchange Commission.  Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis.  As required by applicable regulatory requirements, the Chief Executive Officers and the Chief Financial Officer review and make various certifications regarding the accuracy of our periodic public reports filed with the Securities and Exchange Commission, our disclosure controls and procedures, and our internal control over financial reporting.  With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal controls over financial reporting, and will make refinements as necessary.

Recently Issued Accounting Standards and Laws

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

•                  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

•                  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, prior to April 1, 2006 we accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.  Accordingly, the adoption of the SFAS No. 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  We adopted SFAS No. 123R on April 1, 2006 using the “modified prospective” approach.  We currently believe that the expensing of stock-based compensation will have an impact on our Consolidated Statement of Operations similar to our pro-forma disclosure under SFAS No. 123 and expect an impact in fiscal 2007 of approximately $0.05 per share.

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

On February 16, 2006, the FASB issued Statement No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Financial Instruments – An amendment of FASB Statements No. 133 and 140.  SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to resolve issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We do not expect the adoption of SFAS No. 155 to have a material effect on our financial position or results of operations.

On March 17, 2006, the FASB issued Statement No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.  SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits either the amortization method or the fair value measurement method,  as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective in the first fiscal year that begins after September 15, 2006.  We do not expect the adoption of SFAS No. 156 to have a material effect on our financial position or results of operations.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”) which contains a number of tax law modifications with accounting implications.  For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities.  The manufacturing deduction provided by the Act replaces the extraterritorial income (“ETI”) deduction currently in place.  We currently derive benefits from the ETI exclusion which was repealed by the Act.  Our exclusion for fiscal 2006 and 2007 will be limited to 75% and 45% of the otherwise allowable exclusion and no exclusion will be available in fiscal 2008 and thereafter.  The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations (“Homeland Investment Act”). The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers.  On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB determined that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes.  The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability.  The guidance in the FSPs apply to financial statements for periods ending after the date the Act was enacted.  We have evaluated the Act and have concluded that we will not repatriate foreign earnings under the Homeland Investment Act Provisions.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates, and market prices.  Our market risk sensitive instruments are classified as instruments entered into for purposes “other than trading.”  Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in interest rates, foreign currency exchange rates, market prices, and the timing of transactions.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of March 31, 2006, our cash equivalents and short-term investments included debt securities of $666.3 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of March 31, 2006 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	4.75%	$154,522	$154,368
Variable rate	4.59	37,560	37,560

Short-term investments:
Fixed rate	3.87%	$535,251	$529,881

Our short-term investments generally mature between three months and thirty months.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly EUR, GBP, and AUD. The volatility of EUR, GBP, and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.   As of March 31, 2006, we had no outstanding hedging contracts.

Market Price Risk

With regard to the structured stock repurchase transactions described in Note 15 in the Notes to the Consolidated Financial Statements, at those times when we have structured stock repurchase transactions outstanding, it is possible that at settlement we could take delivery of shares at an effective repurchase price higher than the then market price.  As of March 31, 2006, we had no structured stock repurchase transactions outstanding.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended March 31, 2006, 2005, and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

Schedule II-Valuation and Qualifying Accounts and Reserves as of March 31, 2006, 2005, and 2004

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably assure that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.  Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons.  In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired purposes under all possible future events.

The Company’s management, with the participation of the Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this controls evaluation, and subject to the limitations described above, the Chief Executive Officers and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including our Chief Executive Officers and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 as stated in their report on pages F-1 and F-2.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, entitled “Election of Directors” and “Executive Officers and Key Employees” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, entitled “Executive Compensation” and “Indebtedness of Management” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, entitled “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, entitled “Certain Relationships and Related Transactions” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, entitled “Principal Accountant Fees and Services” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       1.      Financial Statements  See Item 8.  -  Consolidated Financial Statements and Supplementary Data Index for Financial Statements and Schedule on page 62 herein.

2.      Financial Statement Schedule    The following financial statement schedule of Activision, Inc. for the years ended March 31, 2006, 2005, and 2004 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Activision, Inc.:

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

3.8	Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc. dated August 4, 2005 (incorporated by reference to Exhibit 3.1 of Activision’s Form 8-K, filed August 5, 2005).

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

10.14	Stock option agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.15	Employment agreement dated November 20, 2002 between Activision and George Rose (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.16

Service Agreement dated March 1, 2002 between Combined Distribution (Holdings) Limited and Richard Andrew Steele (incorporated by reference to Exhibit 10.14 of Activision’s Form 10-K for the year ended March 31, 2002).

10.17	Employment agreement dated April 1, 2002 between Activision and Michael Rowe (incorporated by reference to Exhibit 10.15 of Activision’s Form 10-K for the year ended March 31, 2002).

10.18	Employment Agreement dated July 22, 2002 between Ronald Doornink and Activision (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.19	Amendment I dated July 22, 2002 to employment agreement dated May 22, 2000, between Activision and Brian G. Kelly

(incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended September 30, 2002).

10.20

Amended and restated employment agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.21	Stock option agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.22

Confidential License Agreement for Nintendo Gamecube (Western Hemisphere), dated as of November 9, 2001, between Nintendo of America Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.23

License Agreement for the Nintendo Gamecube System (EEA), dated as of June 5, 2002, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.2 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.24

Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of May 10, 2001, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.25

Confidential License Agreement for the Game Boy Advance Video Game System (EEA, Australia and New Zealand), dated as of September 14, 2001, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.4 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.26

Microsoft Corporation Xbox Publisher License Agreement, dated as of July 18, 2001, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.5 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.27

Amendment to Microsoft Corporation Xbox Publisher License Agreement, dated as of April 19, 2002, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.28	Xbox Live Distribution Amendment to the Xbox Publisher Licensing Agreement, dated as of October 28, 2002, between

Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.7 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.29

Licensed Publisher Agreement, dated as of July 13, 2002, between Sony Computer Entertainment America Inc. and Activision, Inc. (“Playstation license”) (incorporated by reference to Exhibit 10.8 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.30

Amendment to Licensed Publisher Agreement, dated as of April 1, 2000, between Sony Computer Entertainment America Inc. and Activision, Inc. (“Playstation2 license”) (incorporated by reference to Exhibit 10.9 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.31

Playstation2 Licensed Publisher Agreement, dated as of March 23, 2001, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.10 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.32

Amendment I dated February 27, 2003 to employment agreement dated July 22, 2002, between Activision and Ron Doornink. (incorporated by reference to Exhibit 10.34 of Activision’s Form 10-K for the year ended March 31, 2005).

10.33	Form of Stock Option Certificate under the 1998 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.34	Form of Stock Option Certificate under the 1999 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.35	Form of Stock Option Agreement under the 2001 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.36	Form of Stock Option Agreement under the 2002 Executive Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.37	Form of Stock Option Agreement under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.38	Form of Stock Option Agreement (Executive) under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.40 of Activision’s Form 10-K for the year ended March 31, 2005).

10.39

Form of Stock Option Agreement (Non-Executive) under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.41 of Activision’s Form 10-K for the year ended March 31, 2005).

10.40

Confidential License Agreement for the Nintendo DS (Western Hemisphere), dated as of November 1, 2004, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.42 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.41

First Amendment to the Confidential License Agreement for Game Boy Advance (Western Hemisphere) dated as of May 10, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.43 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.42

First Renewal License Agreement for the Game Boy Advance Video Game System (EEA, Australia, and New Zealand) dated September 14, 2004, between Nintendo Co., LTD.  and Activision, Inc. (incorporated by reference to Exhibit 10.44 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.43

First Amendment to the Confidential License Agreement for Nintendo GameCube (Western Hemisphere) dated November 9, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.45 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.44

PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated September 15, 2004, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.46 of Activision’s Form 10-K for the year ended March 31, 2005). *

10.45

Amendment to the Xbox Publisher Licensing Agreement dated as of March 1, 2005, between Microsoft Licensing, GP, and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.47 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.46

Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of February 2, 2004, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended December 31, 2005). *

10.47

Amendment to Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of December 15, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended December 31, 2005). *

10.48	Activision, Inc. Amended and Restated 2003 Incentive Plan, effective as of July 26, 2005 (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.49

Employment Agreement dated June 15, 2005 between Michael Griffith and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.50	Stock Option Agreement dated June 15, 2005 between Michael Griffith and Activision, Inc (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.51	Restricted Stock Agreement dated June 15, 2005 between Michael Griffith and Activision, Inc (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.52

Amendment dated June 15, 2005 to employment agreement dated July 22, 2002, as previously amended by that certain letter agreement dated June 1, 2004 between Activision and Ronald Doornink (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.53

Employment Agreement dated September 9, 2005 between Thomas Tippl and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.54	Stock Option Agreement dated October 3, 2005 between Thomas Tippl and Activision, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.55

Restricted Stock Agreement dated October 3, 2005 between Thomas Tippl and Activision, Inc (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.56

Employment Agreement dated May 10, 2005 between Charles J. Huebner and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.57

Employment Agreement dated March 2, 2005 between Robin Kaminsky and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.58	Employment Agreement dated December 6, 2005 between Stephen G. Wereb and Activision Publishing, Inc

(incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.59	Chart of Compensation to Non-Employee Directors (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.60	PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated September 27, 2005, between Sony Computer Entertainment Europe Limited and Activision UK Limited. *

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Activision’s Form 10-K for the year ended March 31, 2004).

21.1	Principal subsidiaries of Activision.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Griffith pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Griffith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2006

ACTIVISION, INC.

By:	/s/ Michael Griffith
Michael Griffith
President and Chief Executive Officer, Activision Publishing, Inc. (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert A. Kotick	Chairman, Chief Executive Officer,	June 9, 2006
	(Robert A. Kotick)	Activision, Inc., and Director

By:	/s/ Brian G. Kelly	Co-Chairman and Director	June 9, 2006
(Brian G. Kelly)

By:	/s/ Michael Griffith	President and Chief Executive Officer,	June 9, 2006
	(Michael Griffith)	Activision Publishing, Inc. (Principal Executive Officer)

By:	/s/ Thomas Tippl	Chief Financial Officer,	June 9, 2006
	(Thomas Tippl)	Activision Publishing, Inc. (Principal Financial and Accounting Officer)

By:	/s/ Robert J. Corti	Director	June 9, 2006
(Robert J. Corti)

By:	/s/ Ronald Doornink	Director	June 9, 2006
(Ronald Doornink)

By:	/s/ Barbara S. Isgur	Director	June 9, 2006
(Barbara S. Isgur)

By:	/s/ Robert J. Morgado	Director	June 9, 2006
(Robert J. Morgado)

By:	/s/ Peter J. Nolan	Director	June 9, 2006
(Peter J. Nolan)

By:	/s/ Richard Sarnoff	Director	June 9, 2006
(Richard Sarnoff)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Activision, Inc.:

We have completed integrated audits of Activision, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 8, present fairly, in all material respects, the financial position of Activision, Inc. and its subsidiaries (the “Company”) at March 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Los Angeles, California
June 9, 2006

Part II. Financial Information.
Item 8. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of March 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$354,331	$313,608
Short-term investments	590,629	527,256
Accounts receivable, net of allowances of $98,253 and $69,191 at March 31, 2006 and 2005, respectively	28,782	109,144
Inventories	61,483	48,018
Software development	40,260	73,096
Intellectual property licenses	4,973	21,572
Deferred income taxes	9,664	6,760
Other current assets	25,933	23,010

Total current assets	1,116,055	1,122,464

Software development	20,359	18,518
Intellectual property licenses	82,073	14,154
Property and equipment, net	45,368	30,490
Deferred income taxes	53,813	28,041
Other assets	1,409	1,635
Goodwill	100,446	91,661

Total assets	$1,419,523	$1,306,963

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$88,994	$108,984
Accrued expenses	103,169	98,067

Total current liabilities	192,163	207,051

Other liabilities	1,776	—

Total liabilities	193,939	207,051

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at March 31, 2006 and 2005	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at March 31, 2006 and 2005	—	—
Common stock, $.000001 par value, 450,000,000 and 225,000,000 shares authorized, 277,020,898 and 268,040,831 shares issued and outstanding at March 31, 2006 and 2005, respectively	—	—
Additional paid-in capital	823,735	741,680
Retained earnings	388,513	346,614
Accumulated other comprehensive income	16,369	11,618
Unearned compensation	(3,033)	—

Total shareholders’ equity	1,225,584	1,099,912

Total liabilities and shareholders’ equity	$1,419,523	$1,306,963

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended March 31,
	2006	2005	2004

Net revenues	$1,468,000	$1,405,857	$947,656

Costs and expenses:
Cost of sales – product costs	734,874	658,949	475,541
Cost of sales – software royalties and amortization	147,822	123,800	59,744
Cost of sales – intellectual property licenses	57,666	62,197	31,862
Product development	131,782	86,543	97,859
Sales and marketing	283,220	230,058	128,221
General and administrative	94,679	59,739	44,612

Total costs and expenses	1,450,043	1,221,286	837,839

Income from operations	17,957	184,571	109,817

Investment income, net	30,630	13,092	6,175

Income before income tax provision	48,587	197,663	115,992

Income tax provision	6,688	59,328	38,277

Net income	$41,899	$138,335	$77,715

Basic earnings per share	$0.15	$0.55	$0.33

Weighted average common shares outstanding	273,177	250,023	236,887

Diluted earnings per share	$0.14	$0.50	$0.30

Weighted average common shares outstanding – assuming dilution	299,437	278,860	257,588

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended March 31, 2006, 2005, and 2004

							Accumulated
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Other Comprehensive	Unearned	Shareholders’
(In thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Compensation	Equity

Balance, March 31, 2003	286,329	$—	$592,295	$130,564	(46,101)	$(121,685)	$(3,434)	$—	$597,740
Components of comprehensive income:
Net income for the year	—	—	—	77,715	—	—	—	—	77,715
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(37)	—	(37)
Foreign currency translation adjustment	—	—	—	—	—	—	13,432	—	13,432
Total comprehensive income								—	91,110
Issuance of common stock to employees	9,137	—	25,730	—	—	—	—	—	25,730
Issuance of common stock pursuant to warrants and common stock warrants	744	—	1,038	—	—	—	—	—	1,038
Tax benefit attributable to employee stock options and common stock warrants	—	—	12,417	—	—	—	—	—	12,417
Structured stock repurchase transactions	—	—	(52,621)	—	—	—	—	—	(52,621)
Settlement of structured stock repurchase transactions	—	—	176,521	—	(3,051)	(10,000)	—	—	166,521
Issuance of common stock to effect business combinations	459	—	3,246	—	—	—	—	—	3,246
Purchase of treasury shares	—	—	—	—	(3,373)	(12,443)	—	—	(12,443)

Balance, March 31, 2004	296,669	—	758,626	208,279	(52,525)	(144,128)	9,961	—	832,738
Components of comprehensive income:
Net income for the year	—	—	—	138,335	—	—	—	—	138,335
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(3,317)	—	(3,317)
Foreign currency translation adjustment	—	—	—	—	—	—	4,974	—	4,974
Total comprehensive income								—	139,992
Issuance of common stock to employees	22,255	—	68,192	—	—	—	—	—	68,192
Issuance of common stock pursuant to warrants and common stock warrants	1,497	—	4,462	—	—	—	—	—	4,462
Tax benefit attributable to employee stock options and common stock warrants	—	—	53,337	—	—	—	—	—	53,337
Issuance of common stock to effect business combinations	145	—	1,191	—	—	—	—	—	1,191
Retirement of treasury shares	(52,525)	—	(144,128)	—	52,525	144,128	—	—	—

Balance, March 31, 2005	268,041	—	741,680	346,614	—	—	11,618	—	1,099,912
Components of comprehensive income:
Net income for the year	—	—	—	41,899	—	—	—	—	41,899
Unrealized appreciation on short-term investments	—	—	—	—	—	—	10,576	—	10,576
Foreign currency translation adjustment	—	—	—	—	—	—	(5,825)	—	(5,825)
Total comprehensive income								—	46,650
Issuance of common stock to employees	8,782	—	45,188	—	—	—	—	—	45,188
Restricted stock grant	—	—	3,500	—	—	—	—	(3,500)	—
Cash distribution for fractional shares	(7)	—	(100)	—	—	—	—	—	(100)
Amortization of unearned compensation	—	—	—	—	—	—	—	467	467
Tax benefit attributable to employee stock options and common stock warrants	—	—	30,674	—	—	—	—	—	30,674
Issuance of common stock to effect business combinations	205	—	2,793	—	—	—	—	—	2,793

Balance, March 31, 2006	277,021	$—	$823,735	$388,513	—	$—	$16,369	$(3,033)	$1,225,584

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended March 31,
	2006	2005	2004
Cash flows from operating activities:

Net income	$41,899	$138,335	$77,715
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(28,677)	878	15,147
Depreciation and amortization	14,634	10,702	10,795
Realized gain on sale of short term investments	(4,297)	(471)	(21)
Amortization and write-offs of capitalized software development costs and intellectual property licenses	173,602	134,799	87,922
Amortization of stock compensation expenses	467	—	—
Tax benefit of stock options and warrants exercised	30,674	53,337	12,417
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	80,405	(46,527)	(42,497)
Inventories	(13,465)	(21,591)	(6,850)
Software development and intellectual property licenses	(193,927)	(126,938)	(115,202)
Other assets	(2,038)	1,543	(5,232)
Accounts payable	(19,985)	35,413	23,005
Accrued expenses and other liabilities	6,715	35,829	10,204
Net cash provided by operating activities	86,007	215,309	67,403
Cash flows from investing activities:

Cash used in business acquisitions (net of cash acquired)	(6,890)	(21,382)	(3,480)
Capital expenditures	(30,406)	(14,941)	(11,976)
Increase in restricted cash	(7,500)	—	—
Purchase of short-term investments	(242,568)	(868,723)	(703,400)
Proceeds from sales and maturities of short-term investments	201,568	761,150	548,701
Net cash used in investing activities	(85,796)	(143,896)	(170,155)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees and common stock pursuant to warrants	45,088	72,654	26,483
Notes payable, net	—	—	(2,818)
Purchase of structured stock repurchase transactions	—	—	(52,621)
Settlement of structured stock repurchase transactions	—	—	166,521
Purchase of treasury stock	—	—	(19,996)
Net cash provided by financing activities	45,088	72,654	117,569
Effect of exchange rate changes on cash	(4,576)	4,421	11,195
Net increase in cash and cash equivalents	40,723	148,488	26,012
Cash and cash equivalents at beginning of period	313,608	165,120	139,108
Cash and cash equivalents at end of period	$354,331	$313,608	$165,120

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the year ended March 31, 2006

1.                        Summary of Significant Accounting Policies

Business

Activision, Inc. (“Activision,” the “Company,” or “we”) is a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”), Microsoft Xbox (“Xbox”), and Microsoft Xbox 360 (“Xbox360”) console systems, Nintendo Game Boy Advance (“GBA”), Sony PlayStation Portable (“PSP”), and Nintendo Dual Screen (“NDS”) hand-held devices, and the personal computer (“PC”). In prior years, we have also offered our products on the Sony PlayStation (“PS1”) and Nintendo 64 (“N64”) console systems, and the Nintendo Game Boy Color (“GBC”) hand-held device. We are also in the process of developing titles for the next-generation console systems being developed by Sony and Nintendo, the PlayStation 3 (“PS3”) and the Wii, respectively.

Our publishing business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. Our distribution business consists of operations in Europe that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

We maintain operations in the United States, Canada, the United Kingdom (“UK”), Germany, France, Italy, Spain, Japan, Australia, Sweden, and the Netherlands. In fiscal year 2006, international operations contributed approximately 52% of consolidated net revenues.

Principles of Consolidation

The consolidated financial statements include the accounts of Activision, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents include cash, money markets, and short-term investments with original maturities of not more than 90 days.

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

Restricted Cash – Compensating Balances

As of March 31, 2006, we maintained a $7.5 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At March 31, 2006, the $7.5 million deposit is included in short-term investments as restricted cash.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable. We place our temporary cash investments with financial institutions. At various times during the fiscal years ended March 31, 2006 and 2005, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at these financial institutions.

Our customer base includes retail outlets and distributors, including mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores in the United States and countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers. We had two customers, Wal-Mart and GameStop, that accounted for 22% and 10% of consolidated net revenues for the year ended March 31, 2006 and 43% and 4% of consolidated gross accounts receivable at March 31, 2006. These customers were customers of both our publishing and distribution businesses. As of and for the years ended March 31, 2005 and 2004, our largest customer, Wal-Mart, accounted for 23% and 20%, respectively, of consolidated net revenues and 33% of consolidated gross accounts receivable in both periods.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. Short-term investments are carried at fair value with fair values being estimated based on quoted market prices.

We account for derivative instruments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133, 138, and 149 require that all derivatives, including foreign exchange contracts, be recognized in the balance sheet in other current assets or accrued expenses at their fair value.

We utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets or liabilities. Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings within the financial statement line item consistent with the hedged item. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments are recorded in earnings. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. As of March 31, 2006 and 2005, we had no outstanding foreign exchange forward contracts.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives or the lease term:  buildings, 25 to 33 years; computer equipment, office furniture and other equipment, 2 to 5 years; leasehold improvements, through the life of the lease. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resulting gains or losses are recognized in current operations.

Goodwill

We account for goodwill using the provisions of SFAS No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and should not be amortized but rather tested at least annually for impairment. An impairment loss should be recognized if the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value. Our impairment tests as of March 31, 2006, 2005, and 2004 did not indicate that goodwill was impaired. In accordance with SFAS No. 142, we have not amortized goodwill during the years ended March 31, 2006, 2005, and 2004.

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

Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

In determining the appropriate unit shipments to our customers, we benchmark our titles using historical and industry data. We closely monitor and analyze the historical performance of our various titles, the performance of products released by other publishers, and the anticipated timing of other releases in order to assess future demands of current and upcoming titles. Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets but at the same time, are controlled to prevent excess inventory in the channel.

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to Activision with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our March 31, 2006 allowance for returns and price protection would impact net revenues by $1.0 million.

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

Advertising Expenses

We expense advertising as incurred, except for production costs associated with media advertising which are deferred and charged to expense the first time the related ad is run. Advertising expenses for the years ended March 31, 2006, 2005, and 2004 were approximately $192.6 million, $150.7 million, and $76.6 million, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

Investment Income, Net

Investment income, net is comprised of the following, (amounts in thousands):

	For the years ended March 31,
	2006	2005	2004
Interest income	$26,595	$12,898	$6,502
Interest expense	(262)	(277)	(348)
Net realized gain on investments	4,297	471	21

Investment income, net	$30,630	$13,092	$6,175

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

Comprehensive Income

Comprehensive income includes net income, unrealized appreciation (depreciation) on short-term investments, foreign currency translation adjustments, and, if applicable, the effective portion of gains or losses on cash flow hedges that are presented as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123 “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation in accordance with either the fair value method specified in SFAS No. 123 or in accordance with the intrinsic value method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based compensation exercise price. If the grant date stock price exceeds the strike price, then the intrinsic value is equal to the positive difference between these two values. At March 31, 2006, we awarded several stock-based employee compensation plans, which are described more fully in Note 14. We account for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	For the years ended March 31,
	2006	2005	2004
Net income, as reported	$41,899	$138,335	$77,715
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	64	192
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,939)	(15,435)	(18,303)

Pro forma net income	$23,960	$122,964	$59,604

Earnings per share
Basic – as reported	$0.15	$0.55	$0.33
Basic – pro forma	$0.09	$0.49	$0.25

Diluted – as reported	$0.14	$0.50	$0.30
Diluted – pro forma	$0.08	$0.44	$0.23

For disclosure purposes, prior to April 1, 2005, the fair value of options granted was estimated at the date of grant using the Modified Black-Scholes option pricing model as specified in SFAS 123. As of April 1, 2005, we switched to a binomial-lattice model to estimate the fair value of options granted from that date forward. The fair value of options granted in the years ended March 31, 2006, 2005, and 2004 has been estimated at the date of grant using the following weighted average assumptions:

	Employee and Director Options and Warrants			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004

Expected life (in years)	5	3	4	0.5	0.5	0.5
Risk free interest rate	5.17%	3.25%	2.01%	3.05%	2.66%	1.75%
Volatility	48%	48%	49%	42%	46%	51%
Dividend yield	—	—	—	—	—	—

Both the binomial-lattice model and the Black-Scholes option pricing model require the input of highly subjective assumptions, including the expected stock price volatility. To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in FAS 123R (“Statement no. 123(R), Share-Based Payment”). These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility. Based on these methods, for options granted during the quarters in the year ended March 31, 2006, the expected stock price volatility ranged from 40% to 55%, with a weighted average volatility of 48% for options granted during the quarters in the year ended March 31, 2006. For the Black-Scholes option pricing model used for options granted in each of the quarters in the year ended March 31, 2005, the historical stock price volatility used was based on weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility ranging from 45% to 48%. For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered. Accordingly, the pro forma stock-based compensation cost for any period will typically depend on options granted in both the current period and prior periods.

For options granted during fiscal 2006, 2005, and 2004, the per share weighted average fair value of options with exercise prices equal to market value on the date of grant was $4.90, $3.08, and $1.56, respectively. The per share weighted average estimated fair value of Employee Stock Purchase Plan shares granted during the years ended March 31, 2006, 2005, and 2004 was $3.11, $1.59, and $0.85, respectively.

The effects on pro forma disclosures of applying SFAS No. 123 may not be representative of the effects on actual compensation expense of applying SFAS No. 123R in future years.

Common stock warrants are granted from time to time to non-employees in connection with the development of software and acquisition of licensing rights for intellectual property. In accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection With Selling Goods or Services,” the fair value of common stock warrants granted is determined as of the measurement date and is capitalized, expensed and amortized consistent with our policies relating to software development and intellectual property license costs.

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee. Additionally, in October 2005 we issued the rights to 96,712 shares of restricted stock to an employee. These shares vest over a five-year period and remain subject to forfeiture if vesting conditions are not met. In accordance with APB No. 25, we recognize unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant. The fair value of these shares when issued was approximately $12.84 and $15.51 per share, respectively, and resulted in a total increase in “Additional paid-in capital” and “Unearned compensation” on the accompanying balance sheet of $3.5 million. Over the vesting period, we reduce unearned compensation and recognize compensation expense. For the year ended March 31, 2006, we recorded expense related to these shares of approximately $467,000 in “General and administrative” on the accompanying statements of operations.

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

On March 7, 2005, in connection with our March 22, 2005 stock split, all shares of common stock held as treasury stock were formally cancelled and restored to the status of authorized but unissued shares of common stock.

3.                          Acquisitions

During the three years ended March 31, 2006, we separately completed the acquisition of four privately held interactive software development companies. We accounted for these acquisitions in accordance with SFAS No. 141, “Business Combinations.”  SFAS No. 141 addresses financial accounting and reporting for business combinations, requiring that the purchase method be used to account and report for all business combinations. These acquisitions have further enabled us to implement our multi-platform development strategy by bolstering our internal product development capabilities for console systems and personal computers and strengthening our position in the first-person action, action/adventure, and action sports game categories. A significant portion of the purchase price for all of these acquisitions was assigned to goodwill as the primary asset we acquired in each of the transactions was an assembled workforce with proven technical and design talent with a history of high quality product creation. Pro forma consolidated statements of operations for these acquisitions are not shown, as they would not differ materially from reported results.

4.                          Cash, Cash Equivalents, and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments as of March 31, 2006 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$162,403	$—	$—	$162,403
Commercial paper	141,086	4	(155)	140,935
Money market instruments	37,560	—	—	37,560
U.S. agency issues	13,436	—	(3)	13,433

Cash and cash equivalents	354,485	4	(158)	354,331

Short-term investments:
U.S. agency issues	259,055	—	(3,444)	255,611
Corporate bonds	171,207	1	(1,376)	169,832
Mortgage-backed securities	55,139	—	(459)	54,680
Common stock	47,868	12,880	—	60,748
Asset-backed securities	16,866	—	(47)	16,819
Commercial paper	15,016	—	(26)	14,990
Certificate of deposit	10,468	—	(19)	10,449
Restricted cash	7,500	—	—	7,500

Short-term investments	583,119	12,881	(5,371)	590,629

Cash, cash equivalents and short-term investments	$937,604	$12,885	$(5,529)	$944,960

The following table summarizes our cash, cash equivalents, and short-term investments as of March 31, 2005 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$180,871	$—	$—	$180,871
Money market funds	107,519	—	—	107,519
Commercial paper	21,589	—	(7)	21,582
Corporate bonds	3,638	—	(2)	3,636

Cash and cash equivalents	313,617	—	(9)	313,608

Short-term investments:
Auction rate notes	15,020	—	—	15,020
Corporate bonds	160,907	6	(1,602)	159,311
U.S. agency issues	266,837	—	(2,037)	264,800
Asset-backed securities	83,517	23	(496)	83,044
Municipal bonds	4,019	—	—	4,019
Common stock	167	895	—	1,062

Short-term investments	530,467	924	(4,135)	527,256

Cash, cash equivalents and short-term investments	$844,084	$924	$(4,144)	$840,864

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The following table summarizes the final maturities of our investments in debt securities as of March 31, 2006 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$412,677	$410,504
Due after one year through two years	169,967	167,740
Due after two years through three years	—	—
Due in three years or more	17,156	16,557
	599,800	594,801
Asset-backed securities	72,005	71,499

Total investments in debt securities	$671,805	$666,300

For the year ended March 31, 2006, net realized gains on investments consisted of $4.3 million of gross realized gains and no gross realized losses. For the year ended March 31, 2005, net realized gains on investments consisted of $471,000 of gross realized gains and no gross realized losses. For the year ended March 31, 2004, net realized gains on investments consisted of $25,000 of gross realized gains and $4,000 of gross realized losses.

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the fair value of investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized was $672.4 million and $508.2 million at March 31, 2006 and 2005,  respectively, with related gross unrealized losses of $5.5 million and $4.1 million, respectively. At March 31, 2006, the gross unrealized losses were comprised mostly of unrealized losses on U.S. agency issues, corporate bonds, and mortgage-backed securities with $3.9 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater. At March 31, 2005, the gross unrealized losses were comprised mostly of unrealized losses on corporate bonds, U.S. agency issues, and asset-back securities with $464,000 of unrealized loss being in a continuous unrealized loss position for twelve months or greater.

The Company’s investment portfolio usually consists of government and corporate securities with effective maturities less than 30 months. The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds. Investments are reviewed periodically to identify possible impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity or sale.

5.                          Software Development Costs and Intellectual Property Licenses

As of March 31, 2006, capitalized software development costs included $45.0 million of internally developed software costs and $15.6 million of payments made to third-party software developers. As of March 31, 2005, capitalized software development costs included $61.3 million of internally developed software costs and $30.3 million of payments made to third-party software developers. Capitalized intellectual property licenses were $87.0 million and $35.7 million as of March 31, 2006 and 2005, respectively. Amortization and write-offs of capitalized software development costs and intellectual property licenses, combined, was $173.6 million, $134.8 million, and $87.9 million for the years ended March 31, 2006, 2005, and 2004, respectively. Amortization and write-offs of capitalized software development costs and intellectual property licenses for the year ended March 31, 2006 included product cancellation charges, exclusive of termination fees, of $10.3 million, impairment charges of $8.8 million, and recoverability write-offs of $3.8 million.

6.                          Inventories

Our inventories consist of the following (amounts in thousands):

	As of March 31,
	2006	2005

Finished goods	$58,876	$45,926
Purchased parts and components	2,607	2,092

	$61,483	$48,018

For the year ended March 31, 2006 we had write-downs of inventory costs for certain titles in the amount of $14.5 million. For the year ended March 31, 2005, we had write downs of inventory costs for certain titles in the amount of $3.6 million.

7.                        Property and Equipment, Net

Property and equipment, net was comprised of the following (amounts in thousands):

	As of March 31,
	2006	2005

Land	$557	$592
Buildings	4,463	4,684
Leasehold improvements	18,904	9,391
Computer equipment	50,795	39,696
Office furniture and other equipment	18,480	14,560

Total cost of property and equipment	93,199	68,923

Less accumulated depreciation	(47,831)	(38,433)

Property and equipment, net	$45,368	$30,490

Depreciation expense for the years ended March 31, 2006, 2005, and 2004 was $14.2 million, $10.6 million, and $10.0 million, respectively.

8.                        Goodwill

The changes in the carrying amount of goodwill were as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2004	$70,898	$5,595	$76,493

Goodwill acquired during the year	16,194	—	16,194
Issuance of contingent consideration	1,191	—	1,191
Adjustment-prior period purchase allocation	(2,384)	—	(2,384)
Effect of foreign currency exchange rates	—	167	167

Balance as of March 31, 2005	85,899	5,762	91,661

Goodwill acquired during the year	6,459	—	6,459
Issuance of contingent consideration	2,793	—	2,793
Adjustment-prior period purchase allocation	(260)	—	(260)
Effect of foreign currency exchange rates	203	(410)	(207)

Balance as of March 31, 2006	$95,094	$5,352	$100,446

9.                        Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	As of March 31,
	2006	2005

Accrued royalties payable	$8,961	$11,851
Accrued selling and marketing costs	24,637	17,521
Affiliate label program payable	1,121	20,605
Income tax payable	2,253	3,977
Accrued payroll related costs	31,741	22,452
Accrued customer payments	5,077	—
Accrued professional and legal costs	11,568	3,950
Other	17,811	17,711

Total accrued expenses	$103,169	$98,067

10.                   Operations by Reportable Segments and Geographic Area

We operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing, and sale of products directly, by license or through our affiliate label program with certain third-party publishers. In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. We conduct our international publishing activities through offices in the UK, Germany, France, Italy, Spain, the Netherlands, Australia, Sweden, Canada, and Japan. Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries located in the UK, the Netherlands, and Germany.

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

Information on the reportable segments for the three years ended March 31, 2006 is as follows (amounts in thousands):

	For the year ended March 31, 2006
	Publishing	Distribution	Total

Total segment revenues	$1,154,663	$313,337	$1,468,000
Revenue from sales between segments	(131,631)	131,631	—

Revenues from external customers	$1,023,032	$444,968	$1,468,000

Operating income (loss)	$(3,984)	$21,941	$17,957

Total assets	$1,294,282	$125,241	$1,419,523

	For the year ended March 31, 2005
	Publishing	Distribution	Total

Total segment revenues	$1,072,729	$333,128	$1,405,857
Revenue from sales between segments	(111,676)	111,676	—

Revenues from external customers	$961,053	$444,804	$1,405,857

Operating income	$160,826	$23,745	$184,571

Total assets	$1,174,910	$132,053	$1,306,963

	For the year ended March 31, 2004
	Publishing	Distribution	Total

Total segment revenues	$665,732	$281,924	$947,656
Revenue from sales between segments	(67,859)	67,859	—

Revenues from external customers	$597,873	$349,783	$947,656

Operating income	$93,223	$16,594	$109,817

Total assets	$859,874	$108,943	$968,817

Geographic information is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	For the years ended March 31,
	2006	2005	2004

North America	$710,040	$696,325	$446,812
Europe	717,494	675,074	479,224
Other	40,466	34,458	21,620

Total	$1,468,000	$1,405,857	$947,656

Revenues by platform were as follows (amounts in thousands):

	For the years ended March 31,
	2006	2005	2004

Console	$1,008,758	$970,399	$732,220
Hand-held	235,834	161,977	43,306
PC	223,408	273,481	172,130

Total	$1,468,000	$1,405,857	$947,656

A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year. In fiscal 2006, 30% of our consolidated net revenues (38% of worldwide publishing net revenues) was derived from three brands, which accounted for 14%, 8%, and 8% of consolidated net revenues (18%, 10%, and 10% of worldwide publishing net revenues). In fiscal 2005, 37% of our consolidated net revenues (48% of worldwide publishing net revenues) was derived from three brands, which accounted for 16%, 11%, and 10% of consolidated net revenues (21%, 14%, and 13% of worldwide publishing net revenues). In fiscal 2004, 35% of our consolidated net revenues (49% of worldwide publishing net revenues) was derived from three brands, which accounted for 17%, 14%, and 4% of consolidated net revenues (24%, 20%, and 5% of worldwide publishing net revenues).

11.                   Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	For the years ended March 31,
	2006	2005	2004
Numerator:
Numerator for basic and diluted earnings per share - income available to common shareholders	$41,899	$138,335	$77,715

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	273,177	250,023	236,887

Effect of dilutive securities:
Employee stock options and stock purchase plan	25,667	27,546	19,631
Warrants to purchase common stock	593	1,291	1,070

Potential dilutive common shares	26,260	28,837	20,701

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	299,437	278,860	257,588

Basic earnings per share	$0.15	$0.55	$0.33

Diluted earnings per share	$0.14	$0.50	$0.30

Options to purchase approximately 993,000, 243,000, and 16,837,000 shares of common stock for the years ended March 31, 2006, 2005, and 2004, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

12.                   Income Taxes

Domestic and foreign income before income taxes and details of the income tax provision are as follows (amounts in thousands):

	For the years ended March 31,
	2006	2005	2004

Income (loss) before income taxes:
Domestic	$55,052	$174,535	$84,339
Foreign	(6,465)	23,128	31,653

	$48,587	$197,663	$115,992

Income tax expense (benefit):
Current:
Federal	$—	$(355)	$502
State	308	342	311
Foreign	4,383	5,126	9,899

Total current	4,691	5,113	10,712

Deferred:
Federal	(11,296)	5,744	14,113
State	(7,289)	(2,707)	(871)
Foreign	(10,092)	(2,159)	1,906

Total deferred	(28,677)	878	15,148

Add back benefit credited to additional paid-in capital:
Tax benefit related to stock option and warrant exercises	30,674	53,337	12,417

Income tax provision	$6,688	$59,328	$38,277

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

	For the years ended March 31,
	2006	2005	2004

Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.3	2.8	2.3
Research and development credits	(34.2)	(6.4)	(8.0)
Decremental effect of foreign tax rates	(9.9)	(2.3)	(2.3)
Increase of valuation allowance	15.0	2.3	5.8
Other	3.6	(1.4)	0.2

	13.8%	30.0%	33.0%

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset and liability are as follows (amounts in thousands):

	As of March 31,
	2006	2005

Deferred asset:
Allowance for doubtful accounts	$739	$205
Allowance for sales returns	16,200	8,580
Inventory reserve	2,474	391
Vacation and bonus reserve	4,993	2,961
Amortization and depreciation	3,970	4,306
Tax credit carryforwards	74,488	53,130
Net operating loss carryforwards	18,729	31,885
Other	6,209	3,899

Deferred asset	127,802	105,357
Valuation allowance	(35,555)	(25,666)

Net deferred asset	92,247	79,691

Deferred liability:
Capitalized research expenses	22,537	41,208
State taxes	6,233	3,682

Deferred liability	28,770	44,890

Net deferred asset	$63,477	$34,801

The tax benefits associated with certain net operating loss carryovers relate to employee stock options. Pursuant to SFAS No. 109, net operating losses do not include $30.9 million relating to these items which will be credited to additional paid-in capital when realized.

As of March 31, 2006, our available federal net operating loss carryforward of approximately $87.7 million is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire between 2020 and 2024. We have various state net operating loss carryforwards totaling $51.0 million which are not subject to limitations under Section 382 of the Internal Revenue Code. We have tax credit carryforwards of $43.7 million and $31.4 million for federal and state purposes, respectively, which begin to expire in 2008.

At March 31, 2006, our deferred income tax asset for tax credit carryforwards and net operating loss carryforwards was reduced by a valuation allowance of $35.6 million as compared to $25.7 million in the prior fiscal year. Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the deferred tax asset will be realized.

Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $68.4 million at March 31, 2006. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”) which contains a number of tax law modifications with accounting implications. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The manufacturing deduction provided by the Act replaces the extraterritorial income (“ETI”) deduction currently in place. We currently derive benefits from the ETI exclusion which was repealed by the Act. Our exclusion for fiscal 2006 and 2007 will be limited to 75% and 45% of the otherwise allowable exclusion and no exclusion will be available in fiscal 2008 and thereafter. The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations (“Homeland Investment Act”). The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB determined that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes. The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability. The guidance in the FSPs apply to financial statements for periods ending after the date the Act was enacted. We have evaluated the Act and have concluded that we will not repatriate foreign earnings under the Homeland Investment Act Provisions.

13.      Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”). The UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 12.0 million ($21.0 million) and GBP 8.0 million ($15.0 million), including issuing letters of credit, on a revolving basis as of March 31, 2006 and 2005, respectively. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.0 million) and a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact subsidiary as of March 31, 2006 and 2005, respectively. The UK Facility bore interest at LIBOR plus 2.0% as of March 31, 2006 and 2005, is collateralized by substantially all of the assets of the subsidiary and expires in January 2007. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of March 31, 2006 and 2005, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility as of March 31, 2006 or 2005. The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of both March 31, 2006 and 2005, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date. No borrowings were outstanding against the German Facility as of March 31, 2006 or 2005.

As of March 31, 2006, we maintained a $7.5 million irrevocable standby letter of credit. As of March 31, 2005, we did not maintain this standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At March 31, 2006, the $7.5 million deposit is included in short-term investments as restricted cash.

As of March 31, 2006, our publishing subsidiary located in the UK maintained a EUR 2.5 million ($3.0 million) irrevocable standby letter of credit. As of March 31, 2005, we did not maintain this standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in July 2006. As of March 31, 2006, we had EUR 1.0 million ($1.2 million) of outstanding amount against this letter of credit.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer, or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Additionally, we lease certain of our facilities and equipment under non-cancelable operating lease agreements. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of March 31, 2006, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility &	Developer
	Equipment Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2007	$12,980	$39,905	$17,120	$70,005
2008	13,443	11,022	44,580	69,045
2009	12,652	16,300	6,100	35,052
2010	11,709	23,300	100	35,109
2011	9,415	19,300	100	28,815
Thereafter	21,651	35,600	—	57,251

Total	$81,850	$145,427	$68,000	$295,277

Facilities rent expense for the years ended March 31, 2006, 2005, and 2004 was approximately $14.2 million, $10.6 million, and $8.7 million, respectively.

Compensation Guarantee

In June 2005, we entered into an employment agreement with the President and Chief Executive Officer of Activision Publishing, Inc. containing a guarantee related to total compensation. The agreement guarantees that in the event that on May 15, 2010 total compensation has not exceeded $20.0 million, we will make a payment for the amount of the shortfall. The $20.0 million guarantee will be recognized as compensation expense evenly over the term of the employment agreement comprising of salary payments, bonus payments, restricted stock expense, stock option expense, and an accrual for any anticipated remaining portion of the guarantee. The remaining portion of the guarantee is accrued over the term of the agreement in “Other liabilities” and will remain accrued until the end of the employment agreement at which point it will be used to make a payment for any shortfall or reclassified into shareholders’ equity.

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

In addition, on March 12, 2004, a shareholder derivative lawsuit captioned Frank Capovilla, Derivatively on Behalf of Activision, Inc. v. Robert Kotick, et al. was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit. That complaint was filed in California Superior Court for the County of Los Angeles. On August 11, 2005, in light of the ruling dismissing with prejudice the complaint in the earlier filed federal securities class action, plaintiffs in the shareholder derivative action filed an amended complaint, dropping most of the causes of action, and focusing only on the allegations of insider trading and breaches of fiduciary duty that were based on the same claimed misrepresentations set forth in the dismissed federal securities class action. On September 15, 2005, Activision and the individual defendants filed separate demurrers to the Derivative Action and a motion to strike plaintiff’s jury demand. Prior to the hearing on the demurrers, the parties came to a resolution of the action and agreed to a stipulation of settlement to be submitted to the court for preliminary approval. No cash recovery is to be paid to the plaintiff pursuant to the stipulation of settlement, which also stated that the Company vigorously denied any assertion of wrongdoing or liability. In furtherance of the settlement, the Company agreed to pay $200,000 in plaintiffs’ fees, to be funded by the Company’s D&O insurance carrier. The settlement acknowledged that, after the time the derivative action was filed, the Company implemented certain enhancements to its corporate governance policies. Notice of Settlement was mailed and emailed to shareholders as well as posted on the Company’s website. No objections to settlement were received. At a hearing held on May 22, 2006, the Court approved the settlement and released and dismissed the alleged claims.

In addition, we are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims, employment relationships, and collection matters. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, results of operations, or liquidity.

14.      Stock Compensation and Employee Benefit Plans

Stock Option Plans

We sponsor several stock option plans for the benefit of officers, employees, consultants, and others.

On February 28, 1992, the shareholders of Activision approved the Activision 1991 Stock Option and Stock Award Plan, as amended, (the “1991 Plan”) which permits the granting of “Awards” in the form of non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights (“SARs”), restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The total number of shares of common stock available for distribution under the 1991 Plan is 45,400,000. The 1991 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were no shares remaining available for grant under the 1991 Plan as of March 31, 2006.

On September 23, 1998, the shareholders of Activision approved the Activision 1998 Incentive Plan, as amended (the “1998 Plan”). The 1998 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The total number of shares of common stock available for distribution under the 1998 Plan is 18,000,000. The 1998 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 9,500 shares remaining available for grant under the 1998 Plan as of March 31, 2006.

On April 26, 1999, the Board of Directors approved the Activision 1999 Incentive Plan, as amended (the “1999 Plan”). The 1999 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The total number of shares of common stock available for distribution under the 1999 Plan is 30,000,000. The 1999 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 103,800 shares remaining available for grant under the 1999 Plan as of March 31, 2006.

On August 23, 2001, the shareholders of Activision approved the Activision 2001 Incentive Plan, as amended (the “2001 Plan”). The 2001 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The total number of shares of common stock available for distribution under the 2001 Plan is 9,000,000. The 2001 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 421,700 shares remaining available for grant under the 2001 Plan as of March 31, 2006.

On April 4, 2002, the Board of Directors approved the Activision 2002 Incentive Plan (the “2002 Plan”). The 2002 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to officers (other than executive officers), employees, consultants, advisors, and others. The 2002 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. The total number of shares of common stock available for distribution under the 2002 Plan is 17,400,000. There were approximately 625,700 shares remaining available for grant under the 2002 Plan as of March 31, 2006.

On September 19, 2002, the shareholders of Activision approved the Activision 2002 Executive Incentive Plan (the “2002 Executive Plan”). The 2002 Executive Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to officers, employees, directors, consultants, and advisors. The total number of shares of common stock available for distribution under the 2002 Executive Plan is 10,000,000. The 2002 Executive Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 8,700 shares remaining available for grant under the 2002 Executive Plan as of March 31, 2006.

On December 16, 2002, the Board of Directors approved the Activision 2002 Studio Employee Retention Incentive Plan, as amended (the “2002 Studio Plan”). The 2002 Studio Plan permits the granting of “Awards” in the form of non-qualified stock options and restricted stock awards to key studio employees (other than executive officers) of Activision, our subsidiaries and affiliates, and to contractors and others. The 2002 Studio Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. The total number of shares of common stock available for distribution under the 2002 Studio Plan is 6,000,000. There were approximately 4,200 shares remaining available for grant under the 2002 Studio Plan as of March 31, 2006.

On April 29, 2003, our Board of Directors approved the Activision 2003 Incentive Plan (the “2003 Plan”). On September 15, 2005, the shareholders of Activision approved the 2003 Plan. The 2003 Plan permits the granting of “Awards” in the form of non-qualified stock options, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The 2003 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. The total number of shares of common stock available for distribution under the 2003 Plan is 24,000,000. There were approximately 13,232,900 shares remaining available for grant under the 2003 Plan as of March 31, 2006.

The exercise price for Awards issued under the 1991 Plan, 1998 Plan, 1999 Plan, 2001 Plan, 2002 Plan, 2002 Executive Plan, 2002 Studio Plan, and 2003 Plan (collectively, the “Plans”) is determined at the discretion of the Board of Directors (or the Compensation Committee of the Board of Directors, which administers the Plans), and for ISOs, is not to be less than the fair market value of our common stock at the date of grant, or in the case of non-qualified options, must exceed or be equal to 85% of the fair market value of our common stock at the date of grant. Options typically become exercisable in installments over a period not to exceed seven years and must be exercised within 10 years of the date of grant. Historically, stock options have been granted with exercise prices equal to or greater than the fair market value at the date of grant.

Other Employee Stock Options

In connection with prior employment agreements between Activision and Robert A. Kotick, Activision’s Chairman and Chief Executive Officer, and Brian G. Kelly, Activision’s Co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase common stock. The Board of Directors approved the granting of these options. Relating to such grants, as of March 31, 2006, approximately 8,304,800 shares were outstanding with a weighted average exercise price of $1.74.

We additionally have approximately 35,400 options outstanding to employees as of March 31, 2006, with a weighted average exercise price of $3.48. The Board of Directors approved the granting of these options. Such options have terms similar to those options granted under the Plans.

Employee Stock Purchase Plans

On April 1, 2005, the Board of Directors approved the Second Amended and Restated 2002 Employee Stock Purchase Plan (the “Amended 2002 Purchase Plan”) for eligible Employees. Under the Amended 2002 Purchase Plan, up to 500,000 shares of our common stock may be purchased by eligible employees during two six-month offering periods that commence each April 1 and October 1 (the “Offering Period”). The first day of each Offering Period is referred to as the “Offering Date.”  Common stock is purchased by the Amended 2002 Purchase Plans participants at 85% of the lesser of fair market value on the Offering Date for the Offering Period that includes the common stock purchase date or the fair market value on the common stock purchase date. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period, limited to a maximum of $10,000 in value for any two purchases within the same calendar year. During the year ended March 31, 2006, employees purchased approximately 101,800 and 282,900 shares at a price of $9.83 and $11.72 per share, respectively, within the Amended 2002 Purchase Plans’ Offering Periods.

Prior to the Amended 2002 Purchase Plan, On January 22, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan for eligible domestic employees. The shareholders of Activision subsequently approved the 2002 Employee Stock Purchase Plan on September 19, 2002. Then, on February 11, 2003, the Board of Directors approved the 2002 Employee Stock Purchase Plan For International Employees. The

primary terms of the 2002 Employee Stock Purchase Plan and the 2002 Employee Stock Purchase Plan For International Employees (collectively the “2002 Purchase Plans”) are the same. Under the 2002 Purchase Plans, up to 1,125,000 shares of our common stock may be purchased by eligible employees during two overlapping, twelve-month offering periods that commence each April 1 and October 1 (the “Offering Period”). At any point in time, employees may participate in only one Offering Period. The first day of each Offering Period is referred to as the “Offering Date.”  Common stock is purchased by 2002 Purchase Plans participants at 85% of the lesser of fair market value on the Offering Date for the Offering Period that includes the common stock purchase date or the fair market value on the common stock purchase date. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period, limited to a maximum of 15,000 common shares per common stock purchase date. During the year ended March 31, 2006, employees purchased approximately 289,200 shares at a price of $6.45 within the 2002 Purchase Plans’ Offering Period. During the year ended March 31, 2005, employees purchased approximately 197,100, 67,300 and 349,700 shares at a price of $8.84, $5.29 and $8.61 per share, respectively, within the 2002 Purchase Plans’ Offering Periods.

Activity of Employee and Director Options and Warrants

Activity of all employee and director options and warrants during the last three fiscal years was as follows (amounts in thousands, except weighted average exercise price amounts):

	2006		2005		2004
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price

Outstanding at beginning of year	48,772	$4.84	65,135	$3.71	65,263	$3.57
Granted	8,728	12.66	7,501	8.82	12,080	4.07
Exercised	(8,108)	4.81	(22,167)	2.90	(8,151)	2.74
Forfeited	(1,055)	7.35	(1,697)	4.47	(4,057)	4.54

Outstanding at end of year	48,337	$6.20	48,772	$4.84	65,135	$3.71

Exercisable at end of year	27,126	$4.17	25,180	$3.92	34,844	$2.96

For the years ended March 31, 2006, 2005, and 2004, all options were granted at an exercise price equal to the fair market value on the date of grant.

The following tables summarize information about all employee and director stock options and warrants outstanding as of March 31, 2006 (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Shares	Remaining Wtd Avg Contractual Life (in years)	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price

Range of exercise prices:
$1.00 to $1.08	721	4.11	$1.05	721	$1.05
$1.38 to $1.75	8,217	2.98	1.75	8,217	1.75
$1.76 to $3.48	4,907	5.86	3.23	3,149	3.18
$3.52 to $4.17	5,899	6.66	3.65	3,913	3.70
$4.17 to $5.74	7,962	6.63	5.38	4,394	5.41
$5.79 to $7.38	5,225	6.30	6.77	4,054	6.75
$7.39 to $8.58	5,197	8.02	8.09	2,325	7.89
$8.58 to $11.98	5,114	9.07	11.08	232	10.96
$12.02 to $15.86	4,864	9.35	13.63	100	12.62
$15.88 to $17.21	231	9.52	16.67	21	16.45
	48,337	6.56	$6.20	27,126	$4.17

Non-Employee Warrants

In prior years, we have granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party warrants is generally greater than or equal to their fair market value of our common stock at the date of grant. No third-party warrants were granted during the year ended March 31, 2006. As of March 31, 2006, 936,000 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $4.54 per share. No third-party warrants were granted during the year ended March 31, 2005. As of March 31, 2005, 936,000 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $4.54 per share. No third-party warrants were granted during the year ended March 31, 2004. As of March 31, 2004, 2,736,000 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $5.35 per share.

In accordance with EITF 96-18, we measure the fair value of the securities on the measurement date. The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 1, the recoverability of capitalized software development costs and intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized software development costs and intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For the years ended March 31, 2006, 2005, and 2004, $0.5 million, $1.6 million, and $0.2 million, respectively, was amortized and included in cost of sales - software royalties and amortization and/or cost of sales - intellectual property licenses.

Employee Retirement Plan

We have a retirement plan covering substantially all of our eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 92% of their pre-tax salary, but not more than statutory limits. We contribute 20% of each dollar contributed by a participant. Our matching contributions to the plan were approximately $1.3 million, $905,000, and $700,000 during the years ended March 31, 2006, 2005, and 2004, respectively.

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

Under the buyback program, we did not repurchase any shares of our common stock in the years ended March 31, 2006 and March 31, 2005. We repurchased approximately 3.4 million shares of our common stock for $12.4 million in the year ended March 31, 2004. In addition, approximately 3.1 million shares of common stock were acquired in the year ended March 31, 2004 as a result of the settlement of $10.0 million of structured stock repurchase transactions entered into in fiscal 2003. As of March 31, 2006, we had no outstanding structured stock repurchase transactions. Structured stock repurchase transactions are settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we either have our capital investment returned with a premium or receive shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction. These transactions are recorded in shareholders’ equity in the accompanying consolidated balance sheets. As of March 31, 2006, we had approximately $226.2 million available for utilization under the buyback program and no outstanding stock repurchase transactions.

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

Shareholders’ Rights Plan

On April 18, 2000, our Board of Directors approved a shareholders rights plan (the “Rights Plan”). Under the Rights Plan, each common shareholder at the close of business on April 19, 2000, received a dividend of one right for each share of common stock held. Each right represents the right to purchase one-six hundredths (1/600) of a share, as adjusted on account of stock dividends made since the plan’s adoption, of our Series A Junior Preferred Stock at an exercise price of $6.67 per share, as adjusted on account of stock dividends made since the plan’s adoption. Initially, the rights are represented by our common stock certificates and are neither exercisable nor traded separately from our common stock. The rights will only become exercisable if a person or group acquires 15% or more of the common stock of Activision, or announces or commences a tender or exchange offer which would result in the bidder’s beneficial ownership of 15% or more of our common stock.

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

16.      Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) for the year ended March 31, 2006, 2005, and 2004 were as follows (amounts in thousands):

	March 31,	March 31,	March 31,
	2006	2005	2004

Net income	$41,899	$138,335	$77,715

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on investments	10,576	(3,317)	(37)
Foreign currency translation adjustment	(5,825)	4,974	13,432

Other comprehensive income	4,751	1,657	13,395

Comprehensive income	$46,650	$139,992	$91,110

The components of accumulated other comprehensive income (loss) for the years ended March 31, 2006 and 2005 were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2005	$14,838	$(3,220)	$11,618
Other comprehensive income (loss)	(5,825)	10,576	4,751

Balance, March 31, 2006	$9,013	$7,356	$16,369

Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

17.      Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information are as follows (amounts in thousands):

	For the years ended March 31,
	2006	2005	2004

Non-cash investing and financing activities:
Subsidiaries acquired with common stock	$2,793	$1,191	$3,246
Adjustment-prior period purchase allocation	(260)	(2,384)	—
Change in unrealized appreciation (depreciation) on investments	10,576	(3,317)	(37)

Supplemental cash flow information:
Cash paid for income taxes	$4,698	$12,178	$10,463
Cash received for interest, net	25,912	10,543	6,213

18.      Quarterly Financial and Market Information (Unaudited)

	For the Quarters Ended				For the Year
(Amounts in thousands, except per share data)	June 30	Sept. 30	Dec. 31	Mar. 31	ended

Fiscal 2006:
Net revenues	$241,093	$222,540	$816,242	$188,125	$1,468,000
Cost of sales	172,270	141,458	498,325	128,309	940,362
Operating income (loss)	(13,448)	(26,547)	84,067	(26,115)	17,957
Net income (loss)	(3,585)	(13,242)	67,945	(9,219)	41,899
Basic earnings (loss) per share	(0.01)	(0.05)	0.25	(0.03)	0.15
Diluted earnings (loss) per share	(0.01)	(0.05)	0.23	(0.03)	0.14

Common stock price per share:
High	13.88	17.30	18.03	15.93	18.03
Low	10.64	12.07	12.94	11.81	10.64

Fiscal 2005:
Net revenues	$211,276	$310,626	$680,094	$203,861	$1,405,857
Cost of sales	119,019	187,091	397,292	141,544	844,946
Operating income (loss)	15,733	34,658	137,079	(2,899)	184,571
Net income	11,957	25,543	97,262	3,573	138,335
Basic earnings per share	0.05	0.10	0.39	0.01	0.55
Diluted earnings per share	0.04	0.09	0.35	0.01	0.50

Common stock price per share:
High	9.61	9.23	11.53	14.04	14.04
Low	7.74	6.84	7.02	10.19	6.84

19.      Recently Issued Accounting Standards and Laws

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

•      A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

•      A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, prior to April 1, 2006 we accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.  Accordingly, the adoption of the SFAS No. 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We adopted SFAS No. 123R on April 1, 2006 using the “modified prospective” approach. We currently believe that the expensing of stock-based compensation will have an impact on our Consolidated Statement of Operations similar to our pro-forma disclosure under SFAS No. 123 and expect an impact in fiscal 2007 of approximately $0.05 per share.

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

On February 16, 2006, the FASB issued Statement No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Financial Instruments – An amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to resolve issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material effect on our financial position or results of operations.

On March 17, 2006, the FASB issued Statement No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits either the amortization method or the fair value measurement method,  as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective in the first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material effect on our financial position or results of operations.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”) which contains a number of tax law modifications with accounting implications. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The manufacturing deduction provided by the Act replaces the extraterritorial income (“ETI”) deduction currently in place. We currently derive benefits from the ETI exclusion which was repealed by the Act. Our exclusion for fiscal 2006 and 2007 will be limited to 75% and 45% of the otherwise allowable exclusion and no exclusion will be available in fiscal 2008 and thereafter. The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations (“Homeland Investment Act”). The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB determined that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes. The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability. The guidance in the FSPs apply to financial statements for periods ending after the date the Act was enacted. We have evaluated the Act and have concluded that we will not repatriate foreign earnings under the Homeland Investment Act Provisions.

20.      Subsequent Events

On May 3, 2006, we announced that MGM Interactive and EON Productions, Ltd. have awarded us the rights to develop and publish interactive entertainment games based on the James Bond license through 2014. The agreement, signed on April 11, 2006, did not have an impact on our March 31, 2006 statement of financial condition or results of operations.

On May 9, 2006, we announced that we have entered into an agreement, signed on May 6, 2006, to acquire video game publisher RedOctane, Inc. (“RedOctane”), the publisher of the Guitar Hero franchise. Under the terms of the agreement, RedOctane became a wholly owned subsidiary of Activision and RedOctane’s management team and key employees signed long-term employment contracts with Activision. RedOctane will continue to be based in Sunnyvale, CA. The agreement, did not have an impact on our March 31, 2006 statement of financial condition or results of operations.

SCHEDULE II

ACTIVISION, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Additions (A)	Deductions (B)	Balance at End of Period
Year ended March 31, 2006

Allowance for sales returns and price protection	$67,603	$262,555	$(235,008)	$95,150

Allowance for doubtful accounts	1,588	5,149	(3,634)	3,103

Deferred tax valuation allowance	25,666	9,943	(54)	35,555

Year ended March 31, 2005

Allowance for sales returns and price protection	$44,538	$172,156	$(149,091)	$67,603

Allowance for doubtful accounts	2,490	(1,451)	549	1,588

Deferred tax valuation allowance	18,857	7,703	(894)	25,666

Year ended March 31, 2004

Allowance for sales returns and price protection	$52,597	$111,440	$(119,499)	$44,538

Allowance for doubtful accounts	4,759	(1,705)	(564)	2,490

Deferred tax valuation allowance	27,606	5,101	(13,850)	18,857

(A)

Includes increases in allowance for sales returns, price protection, doubtful accounts, and deferred tax valuation due to normal reserving terms and allowance accounts acquired in conjunction with acquisitions.

(B)	Includes actual write-offs of sales returns, price protection, uncollectible accounts receivable, net of recoveries, and foreign currency translation and other adjustments, and deferred taxes.

EXHIBIT INDEX

Exhibit
Number	Exhibit

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

3.8	Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc. dated August 4, 2005 (incorporated by reference to Exhibit 3.1 of Activision’s Form 8-K, filed August 5, 2005).

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

10.14	Stock option agreement dated May 22, 2000 between Activision and Robert A. Kotick (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.15	Employment agreement dated November 20, 2002 between Activision and George Rose (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.16

Service Agreement dated March 1, 2002 between Combined Distribution (Holdings) Limited and Richard Andrew Steele (incorporated by reference to Exhibit 10.14 of Activision’s Form 10-K for the year ended March 31, 2002).

10.17	Employment agreement dated April 1, 2002 between Activision and Michael Rowe (incorporated by reference to Exhibit 10.15 of Activision’s Form 10-K for the year ended March 31, 2002).

10.18	Employment Agreement dated July 22, 2002 between Ronald Doornink and Activision (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.19

Amendment I dated July 22, 2002 to employment agreement dated May 22, 2000, between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended September 30, 2002).

10.20

Amended and restated employment agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.21	Stock option agreement dated May 22, 2000 between Activision and Brian G. Kelly (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.22

Confidential License Agreement for Nintendo Gamecube (Western Hemisphere), dated as of November 9, 2001, between Nintendo of America Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.23

License Agreement for the Nintendo Gamecube System (EEA), dated as of June 5, 2002, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.2 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.24

Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of May 10, 2001, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.25

Confidential License Agreement for the Game Boy Advance Video Game System (EEA, Australia and New Zealand), dated as of September 14, 2001, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.4 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.26

Microsoft Corporation Xbox Publisher License Agreement, dated as of July 18, 2001, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.5 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.27

Amendment to Microsoft Corporation Xbox Publisher License Agreement, dated as of April 19, 2002, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.28

Xbox Live Distribution Amendment to the Xbox Publisher Licensing Agreement, dated as of October 28, 2002, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.7 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.29

Licensed Publisher Agreement, dated as of July 13, 2002, between Sony Computer Entertainment America Inc. and Activision, Inc. (“Playstation license”) (incorporated by reference to Exhibit 10.8 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.30

Amendment to Licensed Publisher Agreement, dated as of April 1, 2000, between Sony Computer Entertainment America Inc. and Activision, Inc. (“Playstation2 license”) (incorporated by reference to Exhibit 10.9 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.31

Playstation2 Licensed Publisher Agreement, dated as of March 23, 2001, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.10 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).

10.32

Amendment I dated February 27, 2003 to employment agreement dated July 22, 2002, between Activision and Ron Doornink (incorporated by reference to Exhibit 10.34 of Activision’s Form 10-K for the year ended March 31, 2005).

10.33	Form of Stock Option Certificate under the 1998 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.34	Form of Stock Option Certificate under the 1999 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.35	Form of Stock Option Agreement under the 2001 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.36	Form of Stock Option Agreement under the 2002 Executive Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.37	Form of Stock Option Agreement under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.38	Form of Stock Option Agreement (Executive) under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.40 of Activision’s Form 10-K for the year ended March 31, 2005).

10.39

Form of Stock Option Agreement (Non-Executive) under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.41 of Activision’s Form 10-K for the year ended March 31, 2005).

10.40

Confidential License Agreement for the Nintendo DS (Western Hemisphere), dated as of November 1, 2004, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.42 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.41

First Amendment to the Confidential License Agreement for Game Boy Advance (Western Hemisphere) dated as of May 10, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.43 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.42

First Renewal License Agreement for the Game Boy Advance Video Game System (EEA, Australia, and New Zealand) dated September 14, 2004, between Nintendo Co., LTD. and Activision, Inc. (incorporated by reference to Exhibit 10.44 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.43

First Amendment to the Confidential License Agreement for Nintendo GameCube (Western Hemisphere) dated November 9, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.45 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.44

PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated September 15, 2004, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.46 of Activision’s Form 10-K for the year ended March 31, 2005). *

10.45

Amendment to the Xbox Publisher Licensing Agreement dated as of March 1, 2005, between Microsoft Licensing, GP, and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.47 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.46

Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of February 2, 2004, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.4 of Activision’s Form
10-Q for the quarter ended December 31, 2005). *

10.47

Amendment to Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of December 15, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended December 31, 2005). *

10.48	Activision, Inc. Amended and Restated 2003 Incentive Plan, effective as of July 26, 2005 (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.49

Employment Agreement dated June 15, 2005 between Michael Griffith and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.50	Stock Option Agreement dated June 15, 2005 between Michael Griffith and Activision, Inc (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.51	Restricted Stock Agreement dated June 15, 2005 between Michael Griffith and Activision, Inc (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.52

Amendment dated June 15, 2005 to employment agreement dated July 22, 2002, as previously amended by that certain letter agreement dated June 1, 2004 between Activision and Ronald Doornink (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.53

Employment Agreement dated September 9, 2005 between Thomas Tippl and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.54	Stock Option Agreement dated October 3, 2005 between Thomas Tippl and Activision, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.55

Restricted Stock Agreement dated October 3, 2005 between Thomas Tippl and Activision, Inc (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.56

Employment Agreement dated May 10, 2005 between Charles J. Huebner and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.57

Employment Agreement dated March 2, 2005 between Robin Kaminsky and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.58

Employment Agreement dated December 6, 2005 between Stephen G. Wereb and Activision Publishing, Inc (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.59	Chart of Compensation to Non-Employee Directors (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.60	PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated September 27, 2005, between Sony Computer Entertainment Europe Limited and Activision UK Limited. *

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Activision’s Form 10-K for the year ended March 31, 2004).

21.1	Principal subsidiaries of Activision.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Griffith pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Griffith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions omitted pursuant to a request for confidential treatment.