Form 10-Q
period 2006-06-30
ACTIVISION INC /NY
filed 2006-08-08
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2006 was 280,371,408.

ACTIVISION, INC. AND SUBSIDIARIES

Part I. Financial Information.

Item 1. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$245,023	$354,331
Short-term investments	547,553	590,629
Accounts receivable, net of allowances of $87,155 and $98,253 at June 30, 2006 and March 31, 2006, respectively	65,361	28,782
Inventories	64,095	61,483
Software development	65,631	40,260
Intellectual property licenses	23,844	4,973
Deferred income taxes	12,245	9,664
Other current assets	40,229	25,933

Total current assets	1,063,981	1,116,055

Software development	13,072	20,359
Intellectual property licenses	73,100	82,073
Property and equipment, net	43,986	45,368
Deferred income taxes	58,504	53,813
Other assets	4,113	1,409
Goodwill	180,646	100,446

Total assets	$1,437,402	$1,419,523

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,344	$88,994
Accrued expenses	88,264	103,169

Total current liabilities	161,608	192,163

Other liabilities	40,960	1,776

Total liabilities	202,568	193,939

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at June 30, 2006 and March 31, 2006	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at June 30, 2006 and March 31, 2006	—	—
Common stock, $.000001 par value, 450,000,000 shares authorized, 280,315,487 and 277,020,898 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	—	—
Additional paid-in capital	862,678	823,735
Retained earnings	370,687	388,513
Accumulated other comprehensive income	1,469	16,369
Unearned compensation	—	(3,033)

Total shareholders’ equity	1,234,834	1,225,584

Total liabilities and shareholders’ equity	$1,437,402	$1,419,523

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,
	2006	2005

Net revenues	$188,069	$241,093

Costs and expenses:
Cost of sales – product costs	108,623	136,754
Cost of sales – software royalties and amortization	19,250	14,576
Cost of sales – intellectual property licenses	9,916	20,940
Product development	25,422	17,802
Sales and marketing	36,194	46,318
General and administrative	21,450	18,151

Total costs and expenses	220,855	254,541

Operating loss	(32,786)	(13,448)

Investment income, net	8,275	7,348

Loss before income tax benefit	(24,511)	(6,100)

Income tax benefit	(6,685)	(2,515)

Net loss	$(17,826)	$(3,585)

Basic loss per share	$(0.06)	$(0.01)

Weighted average common shares outstanding	278,335	269,141

Diluted loss per share	$(0.06)	$(0.01)

Weighted average common shares outstanding assuming dilution	278,335	269,141

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(17,826)	$(3,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(6,684)	(9,304)
Realized gain on sale of short term investments	(2)	(1,343)
Depreciation and amortization	4,421	3,161
Amortization of capitalized software development costs and intellectual property licenses	21,140	21,815
Stock-based compensation expense	5,203	17
Tax benefit of stock options	—	6,769
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(25,469)	14,383
Inventories	1,012	2,882
Software development and intellectual property licenses	(44,892)	(37,005)
Other assets	637	943
Accounts payable	(22,058)	(43,532)
Accrued expenses and other liabilities	(17,154)	(9,676)

Net cash used in operating activities	(101,672)	(54,475)

Cash flows from investing activities:
Capital expenditures	(2,631)	(5,231)
Cash payments to effect business combinations, net of cash acquired	(30,500)	(6,925)
Increase in restricted cash	—	(7,500)
Purchases of short-term investments	(63,455)	(73,756)
Proceeds from sales and maturities of short-term investments	80,967	66,892

Net cash used in investing activities	(15,619)	(26,520)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	4,837	13,169

Net cash provided by financing activities	4,837	13,169

Effect of exchange rate changes on cash	3,146	(3,441)

Net decrease in cash and cash equivalents	(109,308)	(71,267)

Cash and cash equivalents at beginning of period	354,331	313,608

Cash and cash equivalents at end of period	$245,023	$242,341

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2006
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned	Shareholders’
	Shares	Amounts	Capital	Earnings	Income (Loss)	Compensation	Equity
Balance, March 31, 2006	277,021	$—	$823,735	$388,513	$16,369	$(3,033)	$1,225,584
Components of comprehensive income:
Net loss	—	—	—	(17,826)	—	—	(17,826)
Unrealized depreciation on short-term investments (net of tax benefit of $7.1 million)	—	—	—	—	(18,482)	—	(18,482)
Foreign currency translation adjustment	—	—	—	—	3,582	—	3,582
Total comprehensive loss							(32,726)
Issuance of common stock pursuant to employee stock option and stock purchase plans	912	—	4,837	—	—	—	4,837
Issuance of stock to effect business combination	2,382	—	30,000	—	—	—	30,000
Stock based compensation expense related to employee stock options, restricted stock, and employee stock purchases	—	—	7,139	—	—	—	7,139
Reclassification of unearned compensation	—	—	(3,033)			3,033	—

Balance, June 30, 2006	280,315	$—	$862,678	$370,687	$1,469	$—	$1,234,834

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2006

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Activision, Inc. and its subsidiaries (“Activision” or “we”). The information furnished is unaudited and consists of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2006 as filed with the Securities and Exchange Commission (“SEC”).

Software Development Costs and Intellectual Property Licenses

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product’s release, we expense, as part of “cost of sales – software royalties and amortization,” capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense. We evaluate the future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate. Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our June 30, 2006 allowance for returns and price protection would impact net revenues by $0.8 million.

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

Stock-Based Compensation Expense

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2006 was $5.2 million. For the three months ended June 30, 2005, we recognized $17,000 in stock-based compensation expense related to amortization of unearned compensation related to restricted stock. There was stock-based compensation expense recognized for employee stock options or employee stock purchases during the three months ended June 30, 2005. See Note 15 for additional information.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB No. 25, compensation expense was recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date. Under the intrinsic value method, compensation expense was recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeded the stock option or other stock-based compensation exercise price.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the first quarter of fiscal 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of April 1, 2005, we changed our method of valuation for share-based awards to a binomial-lattice model from the Black-Scholes option-pricing model (“Black-Scholes model”) which was used for options granted prior to April 1, 2005. For additional information, see Note 15. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee. Additionally, in October 2005 we issued the rights to 96,712 shares of restricted stock to an employee. These shares vest over a five-year period and remain subject to forfeiture if vesting conditions are not met. In accordance with APB No. 25, we recognize unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant. The fair value of these shares when issued was approximately $12.84 and $15.51 per share, respectively, and resulted in a total increase in “Additional paid-in capital” and “Unearned compensation” on the accompanying balance sheet of $3.5 million. Prior to the adoption of SFAS 123R, over the vesting period, we reduced unearned compensation and recognized compensation expense. Upon adoption of SFAS 123R, unearned compensation was reclassified against additional paid in capital and over the vesting period we will increase additional paid in capital and recognize compensation expense. For the first quarter of fiscal 2007, we recorded expense related to these shares of approximately $175,000, which was included as a component of share-based compensation expense within “General and administrative” on the accompanying statements of operations. Since the issuance dates, we have recognized $642,000 of the $3.5 million of unearned compensation with the remainder to be recognized over a weighted-average period of 4.1 years.

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

3.              Acquisitions

RedOctane, Inc.

 On June 6, 2006, we completed our acquisition of 100% of RedOctane, Inc. (“RedOctane”) for an aggregate accounting purchase price of $99.9 million including transaction costs, consisting of $30.9 million in cash and 2,382,077 shares of Activision common stock valued at approximately $30.0 million based upon prevailing market prices, and $39.0 million payable in Activision common stock within two years of the closing date, which is recorded in other liabilities. In addition, in the event the net income of the business over a certain period of time exceeds certain target levels by certain amounts, certain former shareholders of RedOctane will be entitled to an additional amount of up to $51.0 million payable in shares of Activision common stock. The contingent consideration will be recorded as an additional element of the purchase price if those contingencies are resolved. Based in Sunnyvale, California, RedOctane is a publisher, developer, and distributor of interactive entertainment software, hardware and accessories. RedOctane offers its interactive entertainment products in versions that operate on the PS2, Xbox, and PC. RedOctane’s leading software product offering is Guitar Hero for the PS2. RedOctane also designs, manufactures, and markets high quality video game peripherals and accessories. This acquisition will provide Activision with an early leadership position in music-based gaming, which the company expects will be one of the fastest growing genres in the coming years.

The results of operations of RedOctane and the estimated fair market values of the acquired assets and liabilities have been included in the Consolidated Financial Statements since the date of acquisition. Pro forma consolidated statements of operations for this acquisition are not shown, as they would not differ materially from reported results. The acquired finite-lived intangible assets are being amortized over estimated lives ranging from 0.8 to 1.3 years. Goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes.

Preliminary Purchase Price Allocation

We accounted for this acquisition in accordance with SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations, requiring that the purchase method be used to account and report for all business combinations. The purchase price for the RedOctane transaction was preliminarily allocated to assets acquired and liabilities assumed as set forth below (in thousands):

Current assets	$17,530
Property and equipment, net	207
Other assets	1,033
Goodwill	79,659
Trademark and other intangibles	16,700
Deferred tax liability	(6,496)
Other liabilities	(8,733)

Total consideration	$99,900

Purchased Intangible Assets

The following table presents details of the purchased finite-lived intangible assets acquired in the RedOctane acquisition (in thousands):

Finite-lived intangibles:	Estimated Useful Life (in years)	Amount
Trademark	1.3	$1,000
Other intangibles	0.8-1.3	15,700
Total finite-lived intangibles		$16,700

The following tables present details of our total purchased finite-lived intangible assets as of June 30, 2006: (in thousands):

June 30, 2006	Gross	Accumulated Amortization	Net
Trademark	$1,000	$10	$990
Other intangibles	15,700	140	15,560
Total	$16,700	$150	$16,550

The estimated future amortization expense of purchased finite-lived intangible assets as of June 30, 2006 is as follows (in thousands):

Fiscal year ending March 31,	Amount
2007 (remaining nine months)	$9,486
2008	7,064
2009	—
2010	—
2011	—
Thereafter	—

Total	$16,550

4.              Cash, Cash Equivalents, and Short-Term Investments

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

The following table summarizes our investments in securities as of June 30, 2006 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$93,412	$—	$—	$93,412
Money market funds	80,286	—	—	80,286
Commercial paper	60,700	—	(35)	60,665
U.S. agency issues	10,662	—	(2)	10,660

Cash and cash equivalents	245,060	—	(37)	245,023

Short-term investments:
U.S. agency issues	247,494	—	(3,775)	243,719
Corporate bonds	146,170	1	(984)	145,187
Mortgage-backed securities	62,573	11	(634)	61,950
Common stock	47,868	—	(12,643)	35,225
Asset-backed securities	15,407	—	(65)	15,342
Commercial paper	23,290	—	(52)	23,238
Certificate of deposit	15,424	—	(32)	15,392
Restricted cash	7,500	—	—	7,500

Short term investments	565,726	12	(18,185)	547,553

Cash, cash equivalents, restricted cash and short-term investments	$810,786	$12	$(18,222)	$792,576

The following table summarizes the legal stated maturities of our investments in debt securities as of June 30, 2006 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$312,943	$311,166
Due after one year through two years	158,357	156,018
Due after two years through three years	2,529	2,520
Due in three years or more	14,487	13,765
	488,316	483,469

Certificate of deposit	15,424	15,392
Asset and mortgage-backed securities	77,980	77,292

Total	$581,720	$576,153

For the three months ended June 30, 2006, there were $2,000 of gross realized gains and no gross realized losses. For the three months ended June 30, 2005, there were $1.3 million of gross realized gains and no gross realized losses.

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the fair value of investments in an unrealized loss position for which an other-than-

temporary impairment has not been recognized was $597.0 million and $478.4 million at June 30, 2006 and 2005, respectively, with related gross unrealized losses of $18.2 million and $2.7 million, respectively. At June 30, 2006, the gross unrealized losses were comprised mostly of unrealized losses on common stock, U.S. agency issues, corporate bonds, and mortgage-backed securities with $4.3 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater. At June 30, 2005, the gross unrealized losses were comprised mostly of unrealized losses on corporate bonds, U.S. agency issues, and mortgage-backed securities with $0.4 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater.

Our investment portfolio consists of government and corporate securities with effective maturities less than 30 months as well as investment in common stock classified as available-for-sale.  The longer the term or holding period of the securities, the more susceptible they are to changes in market rates of interest, yields on bonds, and market price volatility.  Investments are reviewed periodically to identify possible impairment.  When evaluating the investments, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment.  We expect to realize the full value of all of these investments upon maturity or sale.

5.              Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Our inventories consist of the following (amounts in thousands):

	June 30, 2006	March 31, 2006
Finished goods	$61,047	$58,876
Purchased parts and components	3,048	2,607

	$64,095	$61,483

6.              Goodwill

The changes in the carrying amount of goodwill for the three months ended June 30, 2006 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2006	$95,094	$5,352	$100,446
Goodwill acquired during the period	79,849	—	79,849
Issuance of contingent consideration	—	—	—
Adjustment-prior period purchase allocation	38	—	38
Effect of foreign currency exchange rates	117	196	313
Balance as of June 30, 2006	$175,098	$5,548	$180,646

Goodwill acquired during the period represents goodwill related to the acquisition of RedOctane of $79.7 million and goodwill related to the acquisition of a recently acquired Korean publishing company of $190,000.

7.              Income Taxes

The income tax benefit of $6.7 million for the three months ended June 30, 2006 reflects our effective income tax rate for the quarter of 27.3%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits for state purposes and the impact of foreign tax rate differentials, partially offset by state taxes.

The aforementioned effective income tax rate for the quarter of 27.3% differs from our effective income tax rate of 41.2% for the three months ended June 30, 2005 due to (1) a one-time international tax benefit for the release of certain tax reserves in the three months ended June 30, 2005 due to the expiration of a tax statute of limitations, and (2) a decrease in anticipated pretax income for fiscal year 2007 determined at June 30, 2006 versus the anticipated pretax income for fiscal year 2006 determined at June 30, 2005, without a corresponding decrease in the benefit of book/tax differences.

The income tax benefit of $2.5 million for the three months ended June 30, 2005 reflects our effective income tax rate for the quarter of 41.2%, which differs from our effective tax rate of 13.8% for the year ended March 31, 2006 due to (1) a one-time international tax benefit for the release of certain tax reserves in the year ended March 30, 2006 due to the expiration of a tax statute of limitations; (2) an increase in federal research and development credit for the full year ended March 31, 2006 over the amount originally anticipated for the year at the first quarter, and (3) a decrease in pretax income for the year versus the amount originally anticipated for the year at the first quarter, without a corresponding decrease in the benefit of book/tax differences.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.

8.              Software Development Costs and Intellectual Property Licenses

As of June 30, 2006, capitalized software development costs included $59.1 million of internally developed software costs and $19.6 million of payments made to third-party software developers. As of March 31, 2006, capitalized software development costs included $45.0 million of internally developed software costs and $15.6 million of payments made to third-party software developers. Capitalized intellectual property licenses were $96.9 million and $87.0 million as of June 30, 2006 and March 31, 2006, respectively. Amortization and write-offs of capitalized software development costs and intellectual property licenses were $21.1 million and $21.8 million for the three months ended June 30, 2006 and 2005, respectively.

9.              Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)

Comprehensive Loss

The components of comprehensive loss for the three months ended June 30, 2006 and 2005 were as follows (amounts in thousands):

	Three months ended June 30,
	2006	2005

Net loss	$(17,826)	$(3,585)

Other comprehensive loss
Foreign currency translation adjustment	3,582	(4,470)
Unrealized appreciation (depreciation) on short-term investments	(18,482)	595

Other comprehensive loss	(14,900)	(3,875)

Comprehensive loss	$(32,726)	$(7,460)

Accumulated Other Comprehensive Income (Loss)

For the three months ended June 30, 2006, the components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2006	$9,013	$7,356	$16,369
Other comprehensive income (loss)	3,582	(18,482)	(14,900)

Balance, June 30, 2006	$12,595	$(11,126)	$1,469

Comprehensive income is presented net of taxes of $7.1 million related to unrealized depreciation on investments. Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

10.       Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended June 30,
	2006	2005
Interest income	$8,356	$6,067
Interest expense	(83)	(62)
Net realized gain on investments	2	1,343

Investment income, net	$8,275	$7,348

11.       Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Three months ended June 30,
	2006	2005
Non-cash operating, investing, and financing activities:
Change in unrealized appreciation (depreciation) on short-term investments, net of taxes	$(18,482)	$595
Subsidiaries acquired with common stock	30,000	942
Common stock payable related to acquisition	39,000	—
Capitalization of stock option expense	1,936	—
Adjustment-prior period purchase allocation	37	155

Supplemental cash flow information:
Cash paid for income taxes	$2,639	$382
Cash received for interest, net	6,858	4,877

12.       Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with certain third-party publishers. In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores. We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Italy, Spain, Australia, Sweden, the Netherlands, Canada, Korea, and Japan. Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly owned distribution subsidiaries.

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

The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2006. Revenue derived from sales between segments is eliminated in consolidation.

Information on the reportable segments for the three months ended June 30, 2006 and 2005 is as follows (amounts in thousands):

	Three months ended June 30, 2006
	Publishing	Distribution	Total

Total segment revenues	$134,762	$53,307	$188,069
Revenues from sales between segments	(6,430)	6,430	—

Revenues from external customers	$128,332	$59,737	$188,069

Operating loss	$(30,862)	$(1,924)	$(32,786)

Total assets	$1,335,468	$101,934	$1,437,402

	Three months ended June 30, 2005
	Publishing	Distribution	Total

Total segment revenues	$193,551	$47,542	$241,093
Revenues from sales between segments	(22,451)	22,451	—

Revenues from external customers	$171,100	$69,993	$241,093

Operating income (loss)	$(13,909)	$461	$(13,448)

Total assets	$1,164,521	$102,926	$1,267,447

Geographic information for the three months ended June 30, 2006 and 2005 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended June 30,
	2006	2005

North America	$99,610	$112,320
Europe	81,816	119,981
Other	6,643	8,792

Total	$188,069	$241,093

Revenues by platform were as follows (amounts in thousands):

	Three months ended June 30,
	2006	2005

Console	$118,977	$180,450
Hand-held	44,797	29,239
PC	24,295	31,404

Total	$188,069	$241,093

We had two customers that accounted for 28% and 10% of consolidated net revenues for the three month period ended June 30, 2006, and 33% and 7% of consolidated accounts receivable, gross at June 30, 2006. These customers were customers of both our publishing and distribution businesses. As of and for the three months ended June 30, 2005, one of those same customers accounted for 19% of consolidated net revenues and 25% of consolidated gross accounts receivable.

13.       Computation of Loss Per Share

The following table sets forth the computations of basic and diluted loss per share (amounts in thousands, except per share data):

	Three months ended June 30,
	2006	2005

Numerator:
Numerator for basic and diluted loss per share - loss available to common shareholders	$(17,826)	$(3,585)

Denominator:
Denominator for basic loss per share- weighted average common shares outstanding	278,335	269,141

Effect of dilutive securities:
Employee stock options and stock purchase plan	—	—
Warrants to purchase common stock	—	—
Potential dilutive common shares	—	—

Denominator for diluted loss per share - weighted average common shares outstanding plus assumed conversions	278,335	269,141

Basic loss per share	$(0.06)	$(0.01)

Diluted loss per share	$(0.06)	$(0.01)

Options to purchase 31,765,161 shares of common stock at exercise prices ranging from $1.00 to $17.21 and options to purchase 21,645,593 shares of common stock at exercise prices ranging from $1.00 to $13.39 were outstanding for the three months ended June 30, 2006 and 2005, respectively, but were not included in the calculation of diluted loss per share because their effect would be antidilutive.

14.       Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft distribution subsidiary located in the UK (the “UK Facility”) and our NBG distribution subsidiary located in Germany (the “German Facility”). The UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($21.7 million), including issuing letters of credit, on a revolving basis as of June 30, 2006. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact distribution subsidiary as of June 30, 2006. The UK Facility bore interest at LIBOR plus 2.0% as of June 30, 2006, is collateralized by substantially all of the assets of the subsidiary and expires in January 2007. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of June 30, 2006, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility as of June 30, 2006. The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of June 30, 2006, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date. No borrowings were outstanding against the German Facility as of June 30, 2006.

As of June 30, 2006, we maintained a $7.5 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.     At June 30, 2006, the $7.5 million deposit is included in short-term investments as restricted cash.

As of June 30, 2006, our publishing subsidiary located in the UK maintained a EUR 2.5 million ($3.1 million) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires on October 15, 2006. As of June 30, 2006, we had EUR 0.6 million ($0.7 million) outstanding against this letter of credit.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Additionally, we lease certain of our facilities under non-cancelable operating lease agreements. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of June 30, 2006, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility and
	Equipment Leases	Developer and IP	Marketing	Total
Fiscal year ending March 31,

2007	$9,963	$45,433	$6,187	$61,583
2008	13,616	19,302	39,830	72,748
2009	12,754	28,036	26,100	66,890
2010	11,743	29,586	100	41,429
2011	9,537	30,586	100	40,223
Thereafter	22,024	64,173	—	86,197
Total	$79,637	$217,116	$72,317	$369,070

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

Legal Proceedings

On July 12, 2006, Ryan Vazquez, derivatively on behalf of Activision, Inc., filed suit in the Los Angeles County Superior Court against the company and certain of its current and former directors and certain current and former executive officers. The complaint alleges breach of fiduciary duties and unjust enrichment in connection with the granting of certain options to executives of the company. Plantiff seeks judgment against the individual defendants in favor of the company for an unstated amount of damages, disgorgement of the options which are the subject of the suit (and any proceeds from the exercise of those options and subsequent sale of the underlying stock) and equitable relief. The company is reviewing the complaint and will respond appropriately.

On July 27, 2006, the company received a letter of informal inquiry from the Securities and Exchange Commission requesting information and documents relating to the company’s stock option grants and option grant practices. The company intends to cooperate fully.

Our Board of Directors has appointed a special sub-committee of independent directors of the Board to conduct an internal review, assisted by outside legal counsel, of historical stock option grant practices.

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

15. Stock Compensation and Employee Benefit Plans

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock awards granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting on each annual anniversary of the grant date over periods of three to five years and expire ten years from the grant date with some options containing performance clauses which would accelerate the vesting into earlier annual periods. Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally issued as new stock issuances. As of June 30, 2006, we had approximately 15.5 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

We sponsor several stock option plans for the benefit of officers, employees, consultants, and others.

On February 28, 1992, the shareholders of Activision approved the Activision 1991 Stock Option and Stock Award Plan, as amended, (the “1991 Plan”) which permits the granting of “Awards” in the form of non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights (“SARs”), restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The total number of shares of common stock available for distribution under the 1991 Plan is 45,400,000. The 1991 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were no shares remaining available for grant under the 1991 Plan as of June 30, 2006.

On September 23, 1998, the shareholders of Activision approved the Activision 1998 Incentive Plan, as amended (the “1998 Plan”). The 1998 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The total number of shares of common stock available for distribution under the 1998 Plan is 18,000,000. The 1998 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 46,600 shares remaining available for grant under the 1998 Plan as of June 30, 2006.

On April 26, 1999, the Board of Directors approved the Activision 1999 Incentive Plan, as amended (the “1999 Plan”). The 1999 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The total number of shares of common stock available for distribution under the 1999 Plan is 30,000,000. The 1999 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 1,628 shares remaining available for grant under the 1999 Plan as of June 30, 2006.

On August 23, 2001, the shareholders of Activision approved the Activision 2001 Incentive Plan, as amended (the “2001 Plan”). The 2001 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The total number of shares of common stock available for distribution under the 2001 Plan is 9,000,000. The 2001 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 562,300 shares remaining available for grant under the 2001 Plan as of June 30, 2006.

On April 4, 2002, the Board of Directors approved the Activision 2002 Incentive Plan (the “2002 Plan”). The 2002 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to officers (other than executive officers), employees, consultants, advisors, and others. The 2002 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. The total number of shares of common stock available for distribution under the 2002 Plan is 17,400,000. There were approximately 703,000 shares remaining available for grant under the 2002 Plan as of June 30, 2006.

On September 19, 2002, the shareholders of Activision approved the Activision 2002 Executive Incentive Plan (the “2002 Executive Plan”). The 2002 Executive Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to officers, employees, directors, consultants, and advisors. The total number of shares of common stock available for distribution under the 2002 Executive Plan is 10,000,000. The 2002 Executive Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 488,700 shares remaining available for grant under the 2002 Executive Plan as of June 30, 2006.

On December 16, 2002, the Board of Directors approved the Activision 2002 Studio Employee Retention Incentive Plan, as amended (the “2002 Studio Plan”). The 2002 Studio Plan permits the granting of “Awards” in the form of non-qualified stock options and restricted stock awards to key studio employees (other than executive officers) of Activision, its subsidiaries and affiliates, and to contractors and others. The 2002 Studio Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. The total number of shares of common stock available for distribution under the 2002 Studio Plan is 6,000,000. There were approximately 4,200 shares remaining available for grant under the 2002 Studio Plan as of June 30, 2006.

On April 29, 2003, our Board of Directors approved the Activision 2003 Incentive Plan (the “2003 Plan”). On September 15, 2005, the shareholders of Activision approved the 2003 Plan. The 2003 Plan permits the granting of “Awards” in the form of non-qualified stock options, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The 2003 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. The total number of shares of common stock available for distribution under the 2003 Plan is 24,000,000. There were approximately 9,232,700 shares remaining available for grant under the 2003 Plan as of June 30, 2006.

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

Other Employee Stock Options

In connection with prior employment agreements between Activision and Robert A. Kotick, Activision’s Chairman and Chief Executive Officer, and Brian G. Kelly, Activision’s Co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase common stock. The Board of Directors approved the granting of these options. Relating to such grants, as of June 30, 2006, approximately 8,304,800 options were outstanding with a weighted average exercise price of $1.74.

We additionally have approximately 32,900 options outstanding to employees as of June 30, 2006, with a weighted average exercise price of $3.48. The Board of Directors approved the granting of these options. Such options have terms similar to those options granted under the Plans.

Employee Stock Purchase Plan

On April 1, 2005, the Board of Directors approved the Second Amended and Restated 2002 Employee Stock Purchase Plan (the “Amended 2002 Purchase Plan”) for eligible Employees. Under the Amended 2002 Purchase Plan, up to 4,000,000 shares of our common stock may be purchased by eligible employees during two six-month offering periods that commence each April 1 and October 1 (the “Offering Period”). The first day of each Offering Period is referred to as the “Offering Date.” Common stock is purchased by the Amended 2002 Purchase Plans participants at 85% of the lesser of fair market value on the Offering Date for the Offering Period that includes the common stock purchase date or the fair market value on the common stock purchase date. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period, limited to a maximum of $10,000 in value for any two purchases within the same calendar year. There have been no shares purchased during the quarter ended June 30, 2006 as the first purchase date in fiscal 2007 is September 30, 2006.

Non-Employee Warrants

In prior years, we have granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party warrants is generally greater than or equal to their fair market value of our common stock at the date of grant. No third-party warrants were granted during the quarters ended June 30, 2006 and 2005. As of June 30, 2006 and 2005, 936,000 third-party warrants to purchase common stock were outstanding with a weighted average exercise price of $4.54 per share.

In accordance with EITF 96-18, we measure the fair value of the securities on the measurement date. The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 1, the recoverability of capitalized software development costs and intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized software development costs and intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For the quarters ended June 30, 2006, there was no amortization related to third-party warrants. For the quarter ended June 30, 2005, $0.5 million was amortized and included in cost of sales - software royalties and amortization and/or cost of sales - intellectual property licenses.

Employee Retirement Plan

We have a retirement plan covering substantially all of our eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 92% of their pre-tax salary, but not more than statutory limits. We contribute 20% of each dollar contributed by a participant. Our matching contributions to the plan were approximately $488,460 and $319,500 during the quarters ended June 30, 2006 and 2005, respectively.

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee. Additionally, in October 2005 we issued the rights to 96,712 shares of restricted stock to an employee. These shares vest over a five-year period and remain subject to forfeiture if vesting conditions are not met. In accordance with APB No. 25, we recognize unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant. The fair value of these shares when issued was approximately $12.84 and $15.51 per share, respectively, and resulted in a total increase in “Additional paid-in capital” and “Unearned compensation” on the accompanying balance sheet of $3.5 million. Prior to the adoption of SFAS 123R, over the vesting period, we reduced unearned compensation and recognized compensation expense. Upon adoption of SFAS 123R, unearned compensation was reclassified against additional paid in capital and over the vesting period we will increase additional paid in capital and recognize compensation expense. For the first quarter of fiscal 2007, we recorded expense related to these shares of approximately $175,000, which was included as a component of share-based compensation expense within “General and administrative” on the accompanying statements of operations. Since the issuance dates, we have recognized $642,000 of the $3.5 million of unearned compensation with the remainder to be recognized over a weighted-average period of 4.1 years.

On April 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and ESPP included in our Consolidated Statements of Operations for the three months ended June 30, 2006 (in thousands):

Three Months Ended June 30, 2006

Cost of sales - software royalties and amortization	$25
Product development	1,476
Sales and marketing	1,055
General and administrative	2,647

Stock-based compensation expense before income taxes	5,203
Income tax benefit	(1,977)

Total stock-based compensation expense after income taxes	$3,226

Additionally, stock option expenses are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” as discussed in Note 1. The following table summarizes stock option expense included in our Consolidated Balance Sheets as a component of software development (in thousands):

Software Development

Balance, March 31, 2006	$—
Stock option expense capitalized during period	1,961
Amortization of capitalized stock option expense	(25)
Balance, June 30, 2006	$1,936

Net cash proceeds from the exercise of stock options were $4.8 million and $13.2 million for the three months ended June 30, 2006 and June 30, 2005, respectively. No income tax benefit was realized from stock option exercises during the three months ended June 30, 2006 and $6.8 million of tax benefit was attributable to employee stock option exercises during the three months ended June 30, 2005. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, we applied SFAS No. 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss). As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three months ended June 30, 2005 (in thousands, except per share amounts):

Three months
ended
June 30,2005
Net loss, as reported	$(3,585)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,971)

Pro forma net loss	$(6,556)

Loss per share
Basic - as reported	$(0.01)
Basic - pro forma	$(0.02)

Diluted - as reported	$(0.01)
Diluted - pro forma	$(0.02)

In addition, included in net loss, as reported, is $17,000 related to amortization of unearned compensation related to restricted stock.

As of April 1, 2005, the Company began estimating the value of employee stock options on the date of grant using a binomial-lattice model. Prior to April 1, 2005 the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

Our employee stock options have features that differentiate them from exchange-traded options. These features include lack of transferability, early exercise, vesting restrictions, pre- and post-vesting termination provisions, blackout dates, and time-varying inputs. In addition, some of the options have non-traditional features, such as the accelerating vesting if certain performance conditions are met, that must be reflected in the valuation. A binomial-lattice model was selected because it is better able to explicitly address these features than closed-form models such as the Black-Scholes model, including the ability to reflect expected future changes in model inputs, including changes in volatility, during the option’s contractual term.

Consistent with SFAS 123R, we have attempted to reflect expected future changes in model inputs during the option’s contractual term. The inputs required by our binomial lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee type specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period. These probabilities are then used to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. The weighted-average estimated value of employee stock options granted during the three months ended June 30, 2006 and 2005 was $5.33 and $4.52 per share, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Employee and Director Options and Warrants		Employee Stock Purchase Plan
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected Term (in years)	4.55	4.73	0.5	0.5
Risk free Interest rate	5.05%	4.64%	4.68%	3.07%
Volatility	54.30%	46.10%	41.40%	42.11%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$5.33	$4.52	$3.55	$2.96

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS 123R and Staff Accounting Bulletin No. 107. These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility. Based on these methods, for options granted during the quarter ended June 30, 2006, the expected stock price volatility ranged from 42.67% to 55.99%, with a weighted average volatility of 54.30% for options granted during the quarter ended June 30, 2006. For options granted during the three months ended June 30, 2005, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility of 46.1%.

As was the case for volatility, the risk-free rate is assumed to change during the option’s contractual term. Consistent with the calculation required by a binomial lattice model, the risk-free rate reflects the interest from one time period to the next (“forward rate”) as opposed to the interest rate from the grant date to the given time period (“spot rate”). Since we do not currently pay dividends and are not expected to pay them in the future, we have assumed that the dividend yield is zero.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is, as required by SFAS 123R, an output by the binomial-lattice model. The expected life of employee stock options depends on all of the underlying assumptions and calibration of our model. A binomial-lattice model can be viewed as assuming that employees will exercise their options when the stock price equals or exceeds an exercise boundary. The exercise boundary is not constant but continually declines as one approaches the option’s expiration date. The exact placement of the exercise boundary depends on all of the model inputs as well as the measures that are used to calibrate the model to estimated measures of employees’ exercise and termination behavior.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions used in the binomial lattice model, including model inputs and measures of employees’ exercise and post-vesting termination behavior. However, we are responsible for the assumptions used to estimate the fair value of our share-based payment awards.

Our ability to accurately estimate the fair value of share-based payment awards as of grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs as long as ten years into the future. These inputs include, but are not limited to, expected stock price volatility, risk free rate, dividend yield, and employee termination rates. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer/willing seller. Unfortunately, it is difficult to determine if this is the case, because markets do not currently exist that permit the active trading of employee stock option and other share-based instruments.

Stock option activity for the three months ended June 30, 2006, is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	48,337	$6.20
Granted	4,570	13.49
Exercised	(912)	5.30
Forfeiture	(1,205)	7.47

Outstanding at June 30, 2006	50,790	$6.84	6.6	245,355

Exercisable at June 30, 2006	29,317	$4.34	5.3	201,544

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our first quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised is $7.7 million for the three months ended June 30, 2006.

As of June 30, 2006, $43.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.02 years. For the quarters ended June 30, 2006 and 2005, all options were granted at an exercise price equal to the fair market value on the date of grant.

The following tables summarize information about all employee and director stock options and warrants outstanding as of June 30, 2006 (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Shares	Remaining Wtd. Avg. Contractual Life (in years)	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price

Range of exercise prices:
$1.00 to $1.08	717	3.86	$1.05	717	$1.05
$1.38 to $1.75	8,216	2.74	1.75	8,216	1.75
$1.76 to $3.53	6,519	5.91	3.33	4,708	3.31
$3.54 to $5.00	6,049	6.48	4.05	4,560	3.99
$5.08 to $6.34	5,509	6.15	5.76	3,772	5.77
$6.36 to $7.73	6,782	6.66	7.16	5,800	7.12
$7.75 to $11.10	5,712	8.27	9.72	998	8.79
$11.15 to $13.45	5,168	9.06	12.38	507	11.97
$13.52 to $15.21	5,793	9.65	13.98	18	14.80
$15.26 to $17.21	325	9.28	16.29	21	16.45
	50,790	6.60	$6.84	29,317	$4.34

16. Recently Issued Accounting Standards

On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial position or results of operations.

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

On February 16, 2006, the FASB issued Statement No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Financial Instruments – An amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to resolve issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material effect on our financial position or results of operations.

On March 17, 2006, the FASB issued Statement No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits either the amortization method or the fair value measurement method, as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective in the first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material effect on our financial position or results of operations.

In July 2006, the FASB issued Final Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our fiscal 2007 product portfolio is expected to include titles such as Over the Hedge, X-Men: The Official Game, Marvel: Ultimate Alliance, Tony Hawk’s Project 8, Tony Hawk’s Downhill Jam, Call of Duty 3, Guitar Hero 2, and Enemy Territory: Quake Wars.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. We currently offer our products primarily in versions that operate on Sony PlayStation 2 (“PS2”), Nintendo GameCube (“GameCube”), Microsoft Xbox (“Xbox”), and Microsoft Xbox360 (“Xbox360”) console systems, Nintendo Game Boy Advance (“GBA”), Nintendo Dual Screen (“NDS”), and Sony PlayStation Portable (“PSP”) hand-held devices, and the personal computer (“PC”). The installed base for the current generation of hardware platforms is significant and the fiscal 2006 release of the Xbox360 and the upcoming calendar 2006 releases of Sony’s PlayStation 3 (“PS3”) and Nintendo’s Wii (“Wii”), will further expand the software market. We are currently developing three launch titles for the PS3, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Project 8, and three launch titles for the Wii, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Downhill Jam. Similar to our successful presence at the launch of the Xbox360, our plan is to have a significant presence at the launch of both the PS3 and the Wii while marketing to current-generation platforms as long as economically attractive given their large installed base.

Our publishing business involves the development, marketing, and sale of products directly, by license or through our affiliate label program with certain third party publishers. In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, the Netherlands, Australia, Sweden, Canada, Korea, and Japan. Our products are sold internationally on a direct-to-retail basis, through third party distribution and licensing arrangements and through our wholly owned European distribution subsidiaries. Our distribution business consists of operations located in the UK, the Netherlands, and Germany that provide logistical and sales services to third party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

Our anticipated fiscal 2007 releases will include well-established brands, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases. For example, we have a long-term relationship with Marvel Entertainment, Inc. through an exclusive licensing agreement for the Spider-Man and X-Men franchises through 2017. This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man and X-Men. Through June 30, 2006, games based on the Spider-Man and X-Men franchises have generated more than $828.5 million in net revenues worldwide. In the first quarter of fiscal 2007 we released the video game, X-Men: The Official Game, coinciding with the theatrical release of “X-Men: The Last Stand.” For the remainder of fiscal 2007, under this agreement, we plan to release Marvel: Ultimate Alliance and, on the NDS and GBA, Spider-Man: Battle for New York. In addition, through our licensing agreement with Spider-Man Merchandising, LP, we will be developing and publishing video games based on Columbia Pictures/Marvel Entertainment, Inc.’s upcoming feature film “Spider-Man 3,” which is expected to be released in May 2007. In addition, we also have an agreement with Spider-Man Merchandising, LP for the exclusive worldwide publishing rights to publish entertainment software products based on subsequent Spider-Man movie sequels or new television series through 2017.

 We also have an exclusive licensing agreement with professional skateboarder Tony Hawk. The agreement grants us exclusive rights to develop and publish video games through 2015 using Tony Hawk’s name and likeness. Through June 30, 2006, we have released seven successful titles in the Tony Hawk franchise with cumulative net revenues of $1.1 billion, including the most recent, Tony Hawk’s American Wasteland (“THAW”), which was released in the third quarter of fiscal 2006. We will continue to build on the Tony Hawk franchise in fiscal 2007 with the releases of Tony Hawk’s Project 8 and Tony Hawk’s Downhill Jam.

We continue to develop a number of original intellectual properties which are developed and owned by Activision. For example, in the third quarter of fiscal 2006 we released Call of Duty 2 on the PC and Xbox360 and Call of Duty 2: Big Red One, on the GameCube, PS2, and Xbox. According to NPD Funworld, Call of Duty 2 remains the #1 Xbox360 title to date. These titles were the fourth and fifth releases based upon this original intellectual property following two other PC titles, Call of Duty and Call of Duty: United Offensive, and one other console title, Call of Duty: Finest Hour. We plan on continuing to build on the Call of Duty franchise with the release of Call of Duty 3 in the third quarter of fiscal 2007. We expect to develop a variety of games on multiple platforms based on this original property as well as continue to invest in developing other original intellectual properties.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises. For example, we have a multi-year, multi-property, publishing agreement with DreamWorks LLC that grants us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, “Over the Hedge,” which was released in the first quarter of fiscal 2007, and all of their respective sequels, including “Shrek the Third” and “Madagascar 2.” In addition, our multi-year agreement with DreamWorks Animation SKG also grants us the exclusive video game rights to four upcoming feature films, “Bee Movie,” “Kung Fu Panda,” “Rex Havoc,” and “How to Train Your Dragon,” as well as potential future films in the “Shrek” franchise beyond the upcoming “Shrek the Third.”

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

We also continue to build on our portfolio of licensed intellectual property. In February 2006, we signed an agreement with Hasbro Properties Group granting us the global rights, excluding Japan, to develop console, hand-held, and PC games based on Hasbro’s “Transformers” brand. We anticipate releasing the first game concurrently with the July 2007 movie release of the live action “Transformers” film from DreamWorks Pictures and Paramount Pictures. In April 2006, we signed an agreement with MGM Interactive and EON Productions Ltd. granting us the rights to develop and publish interactive entertainment games based on the James Bond license through 2014.

In addition to acquiring or creating high profile intellectual property, we have also continued our focus on establishing and maintaining relationships with talented and experienced software development and publishing teams. In June 2006, we acquired video game publisher RedOctane, Inc. (“RedOctane”), the publisher of the popular Guitar Hero franchise. We also have development agreements with other top-level, third-party developers such as id Software, Inc., Edge of Reality, Ltd., and Splash Damage, Ltd.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our June 30, 2006 allowance for returns and price protection would impact net revenues by $0.8 million.

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

Stock-based Compensation Expense

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2006 was $5.2 million. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended June 30, 2005. See Note 15 to the Consolidated Financial Statements for additional information.

As of April 1, 2005, the Company began estimating the value of employee stock options on the date of grant using a binomial-lattice model. Prior to April 1, 2005 the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro-forma financial information in accordance with SFAS 123. The fair value of a share-based payment as of the grant date estimated by an option pricing model depends upon our future stock price as well as assumptions concerning expected volatility, risk-free interest rate, and risk-adjusted stock return, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee type specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period. These probabilities were then used to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. The weighted-average estimated value of employee stock options granted during the three months ended June 30, 2006 was $5.33 per share using the binomial-lattice model with the following weighted-average assumptions:

Three Months Ended June 30, 2006
Expected volatility	54.30%
Risk-free interest rate	5.05%
Expected dividends	—

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS 123R and Staff Accounting Bulletin No. 107. These methods included the implied volatility method, which uses the market price of traded options to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility. Based on these methods, for options granted during the quarter ended June 30, 2006, the expected stock price volatility ranged from 42.67% to 55.99%, with a weighted average volatility of 54.30% for options granted during the quarter ended June 30, 2006. For options granted during the three months ended June 30, 2005, the historical stock price volatility used was based on a weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility of 46.1%.

As was the case for volatility, the risk-free rate is assumed to change during the option’s contractual period. As required by a binomial lattice model, the risk-free rate reflects the interest from one time period to the next (“forward rate”) as opposed to the interest rate from the grant date to the given time period (“spot rate”). Since we do not currently pay dividends and are not expected to pay them in the future, we have assumed that the dividend yield is zero.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is, as required by SFAS 123R, output by the binomial-lattice model. The expected life of employee stock options depends on all of the underlying assumptions and calibration of our model. The binomial-lattice model assumes that employees will exercise options when the stock price equals or exceeds an exercise boundary. The exercise boundary is not constant but continually declines as one approaches the option’s expiration date. The exact placement of the exercise boundary depends on all of the model inputs as well as the measures that were used to calibrate the model to estimated measures of employees’ exercise and termination behavior.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating loss by business segment (amounts in thousands):

	Three months ended June 30,
	2006		2005

Net revenues	$188,069	100%	$241,093	100%

Costs and expenses:
Cost of sales – product costs	108,623	58	136,754	57
Cost of sales – software royalties and amortization	19,250	10	14,576	6
Cost of sales – intellectual property licenses	9,916	5	20,940	9
Product development	25,422	14	17,802	7
Sales and marketing	36,194	19	46,318	19
General and administrative	21,450	11	18,151	8

Total costs and expenses	220,855	117	254,541	106

Operating loss	(32,786)	(17)	(13,448)	(6)

Investment income, net	8,275	4	7,348	3

Loss before income tax benefit	(24,511)	(13)	(6,100)	(3)

Income tax benefit	(6,685)	(4)	(2,515)	(1)

Net loss	$(17,826)	(9)%	$(3,585)	(2)%

Net Revenues by Territory:
North America	$99,610	53%	$112,320	46%
Europe	81,816	44	119,981	50
Other	6,643	3	8,792	4

Total net revenues	$188,069	100%	$241,093	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$90,189	48%	$142,362	59%
Hand-held	26,584	14	25,331	10
PC	17,989	10	25,858	11

Total publishing net revenues	134,762	72	193,551	80

Distribution:
Console	28,788	15	38,088	16
Hand-held	18,213	10	3,908	2
PC	6,306	3	5,546	2

Total distribution net revenues	53,307	28	47,542	20

Total net revenues	$188,069	100%	$241,093	100%

Operating Loss by Segment:
Publishing	$(30,862)	(16)%	$(13,909)	(6)%
Distribution	(1,924)	(1)	461	—

Total operating loss	$(32,786)	(17)%	$(13,448)	(6)%

Results of Operations – Three Months Ended June 30, 2006 and 2005

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS2, Xbox360, Xbox, and GameCube), PCs and hand-held game devices (such as the GBA, NDS, and PSP). We also derive revenue from our distribution business in Europe that provides logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Increase/	Percent
	2006	2005	(Decrease)	Change
Publishing Net Revenues

North America	$99,610	$112,320	$(12,710)	(11)%

Europe	28,509	72,439	(43,930)	(61)%
Other	6,643	8,792	(2,149)	(24)%

Total International	35,152	81,231	(46,079)	(57)%

Total Publishing Net Revenues	134,762	193,551	(58,789)	(30)%
Distribution Net Revenues	53,307	47,542	5,765	12%

Consolidated Net Revenues	$188,069	$241,093	$(53,024)	(22)%

Consolidated net revenues decreased 22% from $241.1 million for the three months ended June 30, 2005 to $188.1 million for the three months ended June 30, 2006. This decrease results from the decrease in our publishing business. Our performance was driven by the following:

•                  The decrease in our overall publishing net revenues of $58.8 million was due mainly to a greater number of titles in the first quarter of fiscal 2006 versus the first quarter of fiscal 2007 combined with strong performance on certain of our fiscal 2006 first quarter releases. In the first quarter of fiscal 2007, we released Over the Hedge and X-Men: The Official Game. This compares to our fiscal 2006 first quarter releases of Madagascar, Doom 3 for the Xbox, Doom 3: Resurrection of Evil for the PC and the North American release of Fantastic Four. According to NPD, Doom 3 Collector’s Edition was the #1 best-selling video game in the U.S. on the Xbox platform for the month of April 2005. Additionally, Madagascar was the #1 best-selling children’s title and the #2 selling game across all platforms for the month of June 2005.

•                  In Europe, in addition to the decrease discussed above, our net revenues were impacted by a decline in affiliate business when compared to the first quarter of fiscal 2006. Prior year European net revenues were largely impacted by the launch of LucasArts’ Star Wars: Episode III Revenge of the Sith. There were no affiliate label titles released in the first quarter of fiscal 2007.

•                  International net revenues were impacted by a year over year weakening of the Great Britain Pound (“GBP”) and Australian Dollar (“AUD”) in relation to the U.S. Dollar. We estimate that foreign exchange rates decreased reported consolidated net revenues by approximately $1.8 million. Excluding the impact of changing foreign currency rates, our consolidated net revenues decreased 21% year over year.

North America Publishing Net Revenues (in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$99,610	53%	$112,320	46%	$(12,710)	(11)%

North America publishing net revenues decreased 11% from $112.3 million for the three months ended June 30, 2005, to $99.6 million for the three months ended June 30, 2006. The decrease was primarily due to a greater number of titles in the first quarter of fiscal 2006 versus the first quarter of fiscal 2007 combined with strong performance on certain of our fiscal 2006 first quarter releases. In the first quarter of fiscal 2007, we released Over the Hedge and X-Men: The Official Game. This compares to our fiscal 2006 first quarter releases of Madagascar, Doom 3 for the Xbox, Doom 3: Resurrection of Evil for the PC and the North American release of Fantastic Four.  This was partially offset by stronger than expected performance of certain catalog titles during the first quarter of fiscal 2007. Catalog titles are defined as titles released in quarters previous to the current quarter.

International Publishing Net Revenues (in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$35,152	19%	$81,231	34%	$(46,079)	(57)%

International publishing net revenues decreased by 57% from $81.2 million for the three months ended June 30, 2005, to $35.2 million for the three months ended June 30, 2006. As discussed above, the decrease in international publishing net revenues was primarily due to a decline in affiliate business when compared to the first quarter of fiscal 2006. Prior year international net revenues were largely impacted by the launch of LucasArts’ Star Wars: Episode III Revenge of the Sith. There were no LucasArts’ or other affiliate label titles released in the first quarter of fiscal 2007. In addition, as discussed above, the decrease in net revenues was partly due to the decrease in the number of titles released combined with strong performance on certain of our fiscal 2006 first quarter releases.

Publishing Net Revenues by Platform (in thousands)

	Three Months Ended	% of	Three Months Ended	% of
	June 30,	Publishing	June 30,	Publishing	Increase/	Percent
	2006	Net Revs.	2005	Net Revs.	(Decrease)	Change
Publishing Net Revenues

PC	$17,989	13%	$25,858	14%	$(7,869)	(30)%

Console
Sony PlayStation 2	51,301	38%	65,484	34%	(14,183)	(22)%
Microsoft Xbox	14,175	10%	66,607	34%	(52,432)	(79)%
Microsoft Xbox 360	11,821	9%	—	—%	11,821	n/m
Nintendo GameCube	12,898	10%	10,141	5%	2,757	27%
Other	(6)	—%	130	—%	(136)	(105)%

Total Console	90,189	67%	142,362	73%	(52,173)	(37)%

Hand-held	26,584	20%	25,331	13%	1,253	5%

Total Publishing Net Revenues	$134,762	100%	$193,551	100%	$(58,789)	(30)%

Publishing net revenues decreased 30% from $193.6 million for the three months ended June 30, 2005 to $134.8 million for the three months ended June 30, 2006.

Personal Computer Net Revenues (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$17,989	13%	$25,858	14%	$(7,869)	(30)%

Net revenues from sales of titles for the PC decreased 30% from $25.9 million for the three months ended June 30, 2005 to $18.0 million for the three months ended June 30, 2006. The decrease in both absolute dollars and as a percentage of publishing revenues was due to the slate of titles released in the first quarter of fiscal 2007 versus the first quarter of fiscal 2006. PC net revenues were driven mainly by the releases of The Movies: Stunts and Effects, X-Men: The Official Game, and Over the Hedge. In addition, we had continued net revenue contribution from Call of Duty 2. This compares to the first quarter of fiscal 2006 where we had strong sales of the Doom 3 expansion pack, Doom 3: Resurrection of Evil, and continued strong catalog sales of three of our best-selling PC titles: Rome: Total War, Doom 3, and Call of Duty. We expect fiscal 2007 PC publishing net revenues to decrease in absolute dollars and as a percentage of total publishing net revenues due to a more focused slate of titles in fiscal 2007.

Sony PlayStation 2 Net Revenues (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$51,301	38%	$65,484	34%	$(14,183)	(22)%

Net revenues from sales of titles for the PS2 decreased 22% from $65.5 million for the three months ended June 30, 2005 to $51.3 million for the three months ended June 30, 2006.   The decrease in absolute dollars is primarily due to first quarter fiscal 2006 release of the LucasArts’ affiliate title, Star Wars: Episode III Revenge of the Sith, in European territories.  This title was our top selling title in the first quarter of fiscal 2006 and there were no corresponding affiliate label titles released in the first quarter of fiscal 2007.  The decrease was partially offset by sales of Guitar Hero since the acquisition of RedOctane on June 6, 2006.  As a percentage of publishing net revenues, net revenues from sales of titles for the PS2 increased from 34% to 38%.  The increase as a percentage of publishing net revenues is the result of a more than proportionate decline in net revenues on titles for the Xbox console platform due to the transition to the next-generation console systems causing a greater percentage of net revenues to come from sales of titles for the PS2.  Due to the market uncertainty involving the transition to the next-generation console systems, we plan on releasing a more focused slate for the duration of fiscal 2007 resulting in a significant decrease in PS2 titles from fiscal 2006 where we had the largest slate of titles in our history.  As a result, we expect net revenues from sales of titles for the PS2 to continue to decrease for the remainder of fiscal 2007 in comparison to fiscal 2006.

Microsoft Xbox Net Revenues (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$14,175	10%	$66,607	34%	$(52,432)	(79)%

Net revenues from sales of titles for the Xbox decreased 79% from $66.6 million for the three months ended June 30, 2005 to $14.2 million for the three months ended June 30, 2006.  The decrease in both absolute dollars and as a percentage of publishing net revenues was primarily attributable to the strong performance of the first quarter fiscal 2006 release of the Xbox exclusive Doom 3 and, in European territories, the LucasArts’ affiliate title, Star Wars: Episode III Revenge of the Sith.  There were no comparable Xbox exclusive titles or affiliate label titles released in the first quarter of fiscal 2007.  Further contributing to the decreases were increased provisions for returns and price protection in anticipation of quicker required pricing actions as a result of the introduction of the Xbox360, which is expected to result in a gradual slowdown in sales for the Xbox as customers upgrade or anticipate upgrading to the next-generation platform.  We expect net revenues from sales of titles for the Xbox to continue to decrease over the remainder of fiscal 2007 versus fiscal 2006 due to fewer anticipated title releases for the Xbox in fiscal 2007 combined with a declining customer base as the Xbox360 hardware becomes more readily available and its installed base grows.

Microsoft Xbox360 Net Revenues (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$11,821	9%	$—	—%	$11,821	n/m

The Xbox360 was released in November 2005 and was the first of the next-generation hardware to be released.  Consistent with our goal of having a significant presence at the launch of each new platform, we released four titles concurrently with the release of the Xbox360; Call of Duty 2, THAW, Quake 4, and GUN.  In addition, in the first quarter of fiscal 2007 we released our fifth Xbox360 title, X-Men: The Official Game.  All of these titles were released at premium retail pricing of $59.99.  Although limited by hardware availability, during the first quarter of fiscal 2007, we launched X-Men: The Official Game and continued to experience strong sales of Call of Duty 2.  We expect the Xbox360 to provide significant opportunity for us in the upcoming fiscal years.   For the remainder of fiscal 2007, we expect net revenues from sales of titles for the Xbox360 to continue to increase over what we achieved in fiscal 2006.

Nintendo GameCube Net Revenues (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$12,898	10%	$10,141	5%	$2,757	27%

Net revenues from sales of titles for the GameCube increased 27% or $2.8 million from $10.1 million and 5% of publishing net revenues for the three months ended June 30, 2005 to $12.9 million and 10% of publishing net revenues for the three months ended June 30, 2006.  Though the number of GameCube titles released in the first quarter of fiscal 2007 remained consistent with the first quarter of fiscal 2006, the two titles released in the first quarter of fiscal 2007, Over the Hedge and X-Men: The Official Game, outperformed the two titles released for the GameCube in the first quarter of fiscal 2006, Madagascar and Fantastic Four.   In addition, in the first quarter of fiscal 2007, we experienced stronger sales from our catalog titles, including Madagascar, Call of Duty 2, and X-Men Legends 2: Rise of the Apocalypse, compared to sales of catalog titles for the first quarter of fiscal 2006.  For the remainder of fiscal 2007, we expect net revenues for the GameCube to decrease over fiscal 2006 due to our more focused fiscal 2007 title slate and the next-generation platforms gaining market share over current-generation platforms such as the GameCube.  It is anticipated that Nintendo will release their next-generation console, the Wii, in calendar 2006.

Hand-held (in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$26,584	20%	$25,331	13%	$1,253	5%

Net revenues from sales of titles for the hand-held for the three months ended June 30, 2006 increased 5% from the prior fiscal year, from $25.3 million or 13% of publishing net revenues to $26.6 million or 20% of publishing net revenues.  The increase in absolute dollars is due to particularly strong performance of our first quarter fiscal 2007 releases of Over the Hedge and X-Men: The Official Game on the NDS and GBA, Cabela’s Dangerous Hunts and MTX: Mototrax 2006 on the PSP, and continued strong catalog sales of Madagascar on the GBA and NDS.  This compares to the first quarter of fiscal 2006 where we had fewer titles released across all three platforms.  Our first quarter fiscal 2006 releases included Madagascar for the NDS and GBA and Fantastic 4 for the GBA.  The increase in hand-held net revenues as a percentage of publishing net revenues is due to the continued increase in hand-held business experienced as the new hand-held devices, the PSP and NDS, continue to build their installed base combined with effects of a console transition on the current-generation consoles leading to a decline in console publishing net revenues.  With the installed base of the PSP, NDS, and GBA continuing to increase and the PSP expanding the demographic of the hand-held gamer, we expect that fiscal 2007 hand-held net revenues will continue to increase year over year.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base and the introduction of new hardware platforms, as well as the performance of key product releases from our product release schedule.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with PS2 having the largest percentage of console business due to its larger installed hardware base.  With the release of the NDS and PSP platforms, we expect to see a continued increase in our hand-held business in line with the growth in the installed base in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful titles.  For example, for the three months ended June 30, 2006, 39% of our consolidated net revenues and 54% of worldwide publishing net revenues were derived from net revenues from our Over the Hedge and X-Men: The Official Game.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles.   We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Three factors that could affect future publishing and distribution net revenue performance are console hardware pricing, software pricing, and transitions in console platforms.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  While we expect console software launch pricing for the Xbox360 to hold at $59.99, we have started to see software pricing declines on the current-generation console systems.  Additionally, when new console platforms are announced or introduced into the market, such as the upcoming 2006 calendar year releases of the PS3 and Wii, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available.  During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance.

Distribution Net Revenues (in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$53,307	28%	$47,542	20%	$5,765	12%

Distribution net revenues for the three months ended June 30, 2006 increased 12% from the prior fiscal year, from $47.5 million or 20% of consolidated net revenues to $53.3 million or 28% of consolidated net revenues.  The increase in absolute dollars was primarily due to a strong release schedule for certain third party publishers and an increase in hardware sales due to continued sales of PSP and Xbox360 hardware platforms.  This increase was partially offset by the impact of the year over year weakening of the EUR and the GBP in relation to the U.S. dollar.  Excluding the impact of the changing foreign currency rates, our distribution net revenues increased $7.0 million or 15%.  The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms, and our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers.  For the remainder of fiscal 2007 distribution net revenues are expected to slightly decrease when compared with fiscal 2006 due to uncertainty with regard to the software market as a result of the transition from current-generation console system to the next-generation Xbox360, PS3, and Wii and a more focused slate of Activision titles.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Consolidated	June 30,	Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$108,623	58%	$136,754	57%	$(28,131)	(21)%

Cost of sales – product costs represented 58% and 57% of consolidated net revenues for the three months ended June 30, 2006 and 2005, respectively.  In absolute dollars, cost of sales – product costs decreased $28.1 million from $136.8 million for the three months ended June 30, 2005 to $108.6 million for the three months ended June 30, 2006.  The decrease in absolute dollars is due to higher sales volume in the first quarter of fiscal 2006, combined with a change in the mix of mainline business and affiliate business.  In the first quarter of fiscal 2006, we had strong sales volume in our European territories of LucasArts’ Star Wars: Episode III Revenge of the Sith.  We did not have any LucasArts’ releases in the first quarter of fiscal 2007.  The primary factor that affected cost of sales – product costs as a percentage of consolidated net revenues was reduced pricing on current generation title releases and a number of catalog titles in the first quarter of fiscal 2007.

We expect cost of sales — product costs as a percentage of net revenues to remain relatively flat for the remainder of fiscal 2007 as compared to fiscal 2006.  This is primarily due to slightly higher product costs related to next-generation titles and a greater mix of distribution business offset by higher retail pricing on next-generation titles which are anticipated to launch at a $59.99 retail price.

Cost of Sales – Software Royalties and Amortization (in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Publishing	June 30,	Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$19,250	14%	$14,576	8%	$4,674	32%

Cost of sales – software royalties and amortization for the three months ended June 30, 2006 increased as a percentage of publishing net revenues from 8% for the three months ended June 30, 2005 to 14% for the three months ended June 30, 2006.  Cost of sales – software royalties and amortization for the three months ended June 30, 2005 increased from the prior fiscal year, from $14.6 million to $19.3 million.  The increase in both the percentage of publishing net revenues and absolute dollars is due to the release of X-Men: The Official Game which had higher development costs than titles released in the prior year first quarter due to being developed across all platforms including the more technologically advanced Xbox360.

Due to our more focused fiscal 2007 title slate, we expect costs of sales – software royalties and amortization to decrease in fiscal 2007 in proportion to the expected decrease in net revenues.

Cost of Sales – Intellectual Property Licenses (in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Publishing	June 30,	Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$9,916	7%	$20,940	11%	$(11,024)	(53)%

Cost of sales – intellectual property licenses for the three months ended June 30, 2006 decreased $11.0 million from June 30, 2005, a decrease of 53% from $20.9 million to $9.9 million.  As a percentage of publishing net revenues, cost of sales – intellectual property licenses declined from 11% to 7%.  The decreases in both absolute dollars and as a percentage of publishing net revenues were due mainly to the release of more titles in the prior year fiscal quarter with associated intellectual property combined with higher royalty rates on certain titles, such as Doom 3.  Titles released with associated intellectual property during the first quarter of fiscal 2006 included Doom 3, Madagascar, and Fantastic Four.  This compares to two titles with associated intellectual property in the first quarter of fiscal 2007, Over the Hedge and X-Men: The Official Game.  We expect cost of sales – intellectual property licenses for the remainder of fiscal 2007 to decrease in both absolute dollars and as a percentage of publishing net revenues due to the planned slate of titles having lower associated intellectual property royalty rates compared to fiscal 2006 releases.

Product Development (in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Publishing	June 30,	Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$25,422	19%	$17,802	9%	$7,620	43%

Product development expenses for the three months ended June 30, 2006 increased as a percentage of publishing net revenues as compared to the three months ended June 30, 2005, from 9% to 19%. In absolute dollars, product development expenses for the three months ended June 30, 2006 also increased compared to the three months ended June 30, 2005, from $17.8 million to $25.4 million.  The increase in product development as a percentage of publishing net revenues and in absolute dollars resulted from:

•                  Increased development, quality assurance, and outside developer costs as a result of the development of more technologically advanced titles across more platforms, including titles planned for the launch of the PS3 and Wii, as well as costs associated with developing titles for our fiscal 2008 slate which will be more focused on titles for next generation hardware systems.

•                  Increases in product development expenses of $1.5 million related to stock option expenses as a result of the implementation of SFAS 123R.

For the remainder of fiscal 2007, we expect product development costs to increase as a percentage of net revenues due to the increased costs related to developing more technologically advanced titles for the next-generation console systems combined with decreased revenue as a result of a more focused slate of titles in fiscal 2007.  Over time, we intend to offset increased development costs of the next-generation console systems by sharing technologies and tools across multiple platforms, increasing our development schedules to facilitate a longer pre-production phase and more predictable workflow times, and outsourcing certain areas of game development to lower cost service providers.

Sales and Marketing (in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Consolidated	June 30,	Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$36,194	19%	$46,318	19%	$(10,124)	(22)%

Sales and marketing expenses of $36.2 million and $46.3 million represented 19% of consolidated net revenues for the three months ended June 30, 2006 and 2005, respectively.  The decrease in absolute dollars was a result of the release of two titles in the first quarter of fiscal 2007 compared to three titles in the first quarter of fiscal 2006 as well as implementing a more targeted sales and marketing plan.  In addition, in the first quarter of fiscal 2006 we invested in significant marketing programs to support our fiscal 2006 first quarter title releases, Doom 3, Madagascar, and Fantastic Four. This decrease was partially offset by expenses of $1.1 million related to stock option expenses as a result of the implementation of SFAS 123R as well as sales and marketing expenses associated with RedOctane.  Despite a more focused sales and marketing plan, sales and marketing expenses as a percentage of consolidated net revenues remained flat at 19% due to expense associated with the implementation of SFAS123R and reduced pricing on current generation titles.

We expect sales and marketing expense to decrease on both an absolute basis and as a percentage of consolidated net revenues in fiscal 2007 due to a more focused slate in fiscal 2007 and a more targeted sales and marketing plan.

General and Administrative (in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Consolidated	June 30,	Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$21,450	11%	$18,151	8%	$3,299	18%

General and administrative expenses for the three months ended June 30, 2006 increased $3.3 million over the same period last year, from $18.2 million to $21.5 million.  As a percentage of consolidated net revenues, general and administrative expenses also increased from 8% to 11% from June 30, 2006 to June 30, 2005.  The increases were primarily due to stock option expenses of $2.6 million associated with the implementation of SFAS 123R and the consolidation of RedOctane into our results of operations and an increase in personnel costs related to annual salary increases.  These increases were partially offset by the benefits of our cost optimization program launched in the fourth quarter of fiscal 2006.

Operating Loss (in thousands)

	Three Months Ended	% of	Three Months Ended	% of
	June 30,	Segment	June 30,	Segment	Increase/	Percent
	2006	Net Revs.	2005	Net Revs.	(Decrease)	Change

Publishing	$(30,862)	(23)%	$(13,909)	(7)%	$(16,953)	(122)%
Distribution	(1,924)	4%	461	1%	(2,385)	(517)%
Consolidated	$(32,786)	(17)%	$(13,448)	(6)%	$(19,338)	(144)%

Publishing operating loss for the three months ended June 30, 2006 increased $17.0 million from the same period last year, from $13.9 million to $30.9 million.  As a percentage of publishing net revenues operating loss increased from 7% to 23%.  The increases in both absolute dollars and as a percentage of net revenues were primarily due to:

•                  Expenses associated with stock option expenses as a result of the implementation of SFAS 123R.

•                  Increased product development costs as a result of the development of more technologically advanced titles across more platforms.

•                  Increased cost of sales – software royalties and amortization due to the release of X-Men: The Official Game which had higher development costs than titles released in the prior year first quarter.

•                  Reduced initial pricing on current generation title releases and pricing declines on a number of catalog titles compared to the first quarter of fiscal 2006.

Distribution operating income (loss) for the three months ended June 30, 2006 decreased over the same period last year, from income of $0.5 million to a loss of $1.9 million.  This decrease is primarily due to smaller margins on software sales due to declining retail prices as a result of the console transition, accompanied by increased costs of distributing higher product volumes.  In addition, the distribution business experienced a shift in the product mix for our distribution business to a higher percentage of net revenues being comprised of hardware sales, which is a lower margin category when compared to sales of software.

Investment Income, Net (in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Consolidated	June 30,	Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$8,275	4%	$7,348	3%	$927	13%

Investment income, net for the three months ended June 30, 2006 was $8.3 million or 4% of consolidated net revenues as compared to $7.3 million or 3% of consolidated net revenues for the three months ended June 30, 2005.  The increase was mainly due to continued increases in interest rates year over year partially offset by a realized gain of $1.3 million on the sale of common stock in the first quarter of fiscal 2006.

Benefit for Income Taxes (in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Pretax	June 30,	Pretax	Increase/	Percent
2006	Income	2005	Income	(Decrease)	Change

$(6,685)	27%	$(2,515)	41%	$(4,170)	(166)%

The income tax benefit of $6.7 million for the three months ended June 30, 2006 reflects our effective income tax rate for the quarter of 27.3%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits for state purposes and the impact of foreign tax rate differentials, partially offset by state taxes.

The aforementioned effective income tax rate for the quarter of 27.3% differs from our effective income tax rate of 41.2% for the three months ended June 30, 2005 due to (1) a one-time international tax benefit for the release of certain tax reserves in the three months ended June 30, 2005 due to the expiration of a tax statute of limitations, and (2) a decrease in anticipated pretax income for fiscal year 2007 determined at June 30, 2006 versus the anticipated pretax income for fiscal year 2006 determined at June 30, 2005, without a corresponding decrease in the benefit of book/tax differences.

The income tax benefit of $2.5 million for the three months ended June 30, 2005 reflects our effective income tax rate for the quarter of 41.2%, which differs from our effective tax rate of 13.8% for the year ended March 31, 2006 due to (1) a one-time international tax benefit for the release of certain tax reserves in the year ended March 31, 2006 due to the expiration of a tax statute of limitations; (2) an increase in federal research and development credit for the full year ended March 31, 2006 over the amount originally anticipated for the year at the first quarter, and (3) a decrease in pretax income for the year versus the amount originally anticipated for the year at the first quarter, without a corresponding decrease in the benefit of book/tax differences.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.

Net Loss

Net loss for the three months ended June 30, 2006 was $17.8 million or loss per share of $0.06, as compared to net loss of $3.6 million or $0.01 per share for the three months ended June 30, 2005.

Liquidity and Capital Resources

Sources of Liquidity (in thousands)

	June 30, 2006	March 31, 2006	Increase/ (Decrease)
Cash and cash equivalents	$245,023	$354,331	$(109,308)
Short-term investments	547,553	590,629	(43,076)

	$792,576	$944,960	$(152,384)

Percentage of total assets	55%	67%

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	Increase/ (Decrease)
Cash flows used in operating activities	$(101,672)	$(54,475)	$(47,197)
Cash flows used in investing activities	(15,619)	(26,520)	10,901
Cash flows provided by financing activities	4,837	13,169	(8,332)

As of June 30, 2006, our primary source of liquidity is comprised of $245.0 million of cash and cash equivalents and $547.6 million of short-term investments.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations.  We have also generated significant cash flows from the issuance of our common stock to employees through the exercise of options which is described in more detail below in “Cash Flows from Financing Activities.”  We have not utilized debt financing as a significant source of cash flows.  However, we do have credit facilities available at certain of our international locations, described below in “Credit Facilities,” that can be utilized if needed.

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

We believe that we have sufficient working capital ($902.4 million at June 30, 2006), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, and the acquisition of intellectual property rights for future products from third parties.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution, and marketing of our products, third party developers and intellectual property holders, and our own employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $44.9 million and $37.0 million in the three months ended June 30, 2006 and 2005, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as product development costs relating to internally developed products.  The increase period over period is primarily due to a new agreement with MGM Interactive and EON Productions Ltd. for the rights to develop and publish interactive entertainment games based on the James Bond license. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the three months ended June 30, 2006 and 2005, cash flows used in operating activities were $101.7 million and $54.5 million, respectively.  The principal components comprising cash flows used in operating activities for the three months ended June 30, 2006 included investment in software development and intellectual property licenses, increases in accounts receivable, and payments made against accounts payable and accrued liabilities, partially offset by amortization of capitalized software development costs and intellectual property licenses.  An analysis of the change in key balance sheet accounts is below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

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

For the three months ended June 30, 2006 and 2005, cash flows used in investing activities were $15.6 million and $26.5 million, respectively.  For the three months ended June 30, 2006, cash flows used in investing activities were primarily the result of cash payments made to effect business combinations and purchases of short term investments during the quarter, partially offset by net proceeds from the sales and maturities of short term investments.  We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

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

For the three months ended June 30, 2006 and 2005, cash flows from financing activities were $4.8 million and $13.2 million, respectively, the result of the issuance of common stock related to employee stock option and stock purchase plans.  During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.   As of June 30, 2006, we had approximately $226.2 million available for utilization under the buyback program.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases, and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

			Increase/
(amounts in thousands)	June 30, 2006	March 31, 2006	(Decrease)

Gross accounts receivable	$152,516	$127,035	$25,481
Net accounts receivable	65,361	28,782	36,579

The increase in gross accounts receivable was primarily the result of:

•                  The release of two titles during the first quarter of fiscal 2007, Over the Hedge and X-Men: The Official Game.  This compares to no new releases in the quarter ended March 31, 2006.

•                  Additions of $11.2 million gross accounts receivable related to the acquisition of RedOctane.

The increase in net accounts receivable, from $28.8 million at March 31, 2006 to $65.4 million at June 30, 2006, was greater than the increase in gross accounts receivable due to the decrease in reserves for returns, price protection, and bad debt from $98.3 million at March 31, 2006 to $87.2 million at June 30, 2006.  The decrease in the amount of reserves at June 30, 2006 versus the preceding quarter reflects a decrease in retail inventory levels and the issuance of credits to customers.  The higher than historical absolute dollar amount of reserves at June 30, 2006 reflects weak market conditions and the uncertainty involved in the ongoing console transition.  Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence in Item 2:  Critical Accounting Policies).

Inventories

			Increase/
(amounts in thousands)	June 30, 2006	March 31, 2006	(Decrease)

Inventories	$64,095	$61,483	$2,612

The increase in inventories was primarily the result of $3.8 million related to the acquisition of RedOctane.

Software Development

			Increase/
(amounts in thousands)	June 30, 2006	March 31, 2006	(Decrease)

Software development	$78,703	$60,619	$18,084

Software development increased from $60.6 million at March 31, 2006 to $78.7 million at June 30, 2006.  The increase in software development was primarily the result of:

•                  Continued investment in software development for titles being developed for release in the third quarter fiscal 2007 holiday season and fiscal 2008.  We incurred approximately $35.5 million in the quarter ended June 30, 2006 in connection with the acquisition of publishing or distribution rights for products being developed by third parties as well as the capitalization of product development costs relating to internally developed products.

Partially offset by:

•                  $17.4 million of amortization of capitalized software development cost.

Intellectual Property Licenses

			Increase/
(amounts in thousands)	June 30, 2006	March 31, 2006	(Decrease)

Intellectual property licenses	$96,944	$87,046	$9,898

Intellectual property licenses were slightly higher at the end of the first quarter of fiscal 2007 as a result of:

•                  Continued investment in intellectual property licenses.  We spent approximately $13.6 million in the quarter ended June 30, 2006 for license agreements granting us long-term rights to intellectual property of third parties, such as our agreement with MGM Interactive and EON Productions Ltd. granting us the rights to develop and publish interactive entertainment games based on the James Bond license.

Partially offset by:

•                  $3.7 million of amortization of intellectual property licenses mostly related to new releases in the first quarter of fiscal 2007.

Accounts Payable

			Increase/
(amounts in thousands)	June 30, 2006	March 31, 2006	(Decrease)

Accounts payable	$73,344	$88,994	$(15,650)

The decrease in accounts payable primarily reflects the change in timing of payments to certain third parties and payables at March 31, 2006 related to our first quarter fiscal 2007 releases.  We have no new releases scheduled until the latter part of the second quarter of fiscal 2007.

Accrued Expenses

			Increase/
(amounts in thousands)	June 30, 2006	March 31, 2006	(Decrease)

Accrued expenses	$88,264	$103,169	$(14,905)

The decrease in accrued expenses was primarily driven by the payment of fiscal 2006 accrued bonuses in the first quarter of fiscal 2007, a decrease in accruals related to co-op marketing support, and payments of payroll accruals and separation and severance costs associated with a less than 7% reduction in workforce in the fourth quarter of fiscal 2006.

Credit Facilities

We have revolving credit facilities with our Centresoft distribution subsidiary located in the UK (the “UK Facility”) and our NBG distribution subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($21.7 million), including issuing letters of credit, on a revolving basis as of June 30, 2006.  Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact distribution subsidiary as of June 30, 2006.  The UK Facility bore interest at LIBOR plus 2.0% as of June 30, 2006, is collateralized by substantially all of the assets of the subsidiary and expires in January 2007.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of June 30, 2006, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of June 30, 2006.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) as of June 30, 2006, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of June 30, 2006.

As of June 30, 2006, we maintained a $7.5 million irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.   At June 30, 2006, the $7.5 million deposit is included in short-term investments as restricted cash.

As of June 30, 2006, our publishing subsidiary located in the UK maintained a EUR 2.5 million ($3.1 million) irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires on October 15, 2006.  As of June 30, 2006, we had EUR 0.6 million ($0.7 million) outstanding against this letter of credit.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of June 30, 2006, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility and	Developer
	Equipment Leases	and IP	Marketing	Total

Fiscal year ending March 31,

2007	$9,963	$45,433	$6,187	$61,583
2008	13,616	19,302	39,830	72,748
2009	12,754	28,036	26,100	66,890
2010	11,743	29,586	100	41,429
2011	9,537	30,586	100	40,223
Thereafter	22,024	64,173	—	86,197

Total	$79,637	$217,116	$72,317	$369,070

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

Our Disclosure Committee, which operates under the board approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process.  As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure-relevant information.  These quarterly reports are reviewed by certain key corporate finance representatives.  These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee.  Finance representatives also conduct reviews with our senior management team, our internal and external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the Securities and Exchange Commission.  Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis.  As required by applicable regulatory requirements, the Chief Executive Officer, President and the Chief Financial Officer review and make various certifications regarding the accuracy of our periodic public reports filed with the Securities and Exchange Commission, our disclosure controls and procedures, and our internal control over financial reporting.  With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal control over financial reporting, and will make refinements as necessary.

Recently Issued Accounting Standards

On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory should be excluded from the cost of inventory and expensed when incurred.  The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.   SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and correction of errors. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle and correction of errors, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. In the event that we have an accounting change or an error correction, SFAS No. 154 could have a material impact on our consolidated financial statements.

On February 16, 2006, the FASB issued Statement No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140.  SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to resolve issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We do not expect that the adoption of SFAS No. 155 will have a material effect on our financial position or results of operations.

On March 17, 2006, the FASB issued Statement No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.  SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits either the amortization method or the fair value measurement method,  as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective in the first fiscal year that begins after September 15, 2006.  We do not expect that the adoption of SFAS No. 156 will have a material effect on our financial position or results of operations.

In July 2006, the FASB issued Final Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  These forward-looking statements are subject to business and economic risk and reflect management’s current expectations and are inherently uncertain and difficult to predict.  For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 which is incorporated herein by reference. You are cautioned that we do not have a policy of updating or revising forward-looking statements, and thus you should not assume that silence by the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of June 30, 2006, our cash equivalents and short-term investments included debt securities of $576.2 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of June 30, 2006 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	5.14%	$71,362	$71,325
Variable rate	5.01	80,286	80,286

Short-term investments:
Fixed rate	4.13%	$517,858	$512,328

Our short-term investments generally mature between three months and thirty months.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly EUR, GBP and AUD. The volatility of EUR, GBP and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of June 30, 2006, we had no outstanding hedging contracts.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 12, 2006, Ryan Vazquez, derivatively on behalf of Activision, Inc., filed suit in the Los Angeles County Superior Court against the company and certain of its current and former directors and certain current and former executive officers.  The complaint alleges breach of fiduciary duties and unjust enrichment in connection with the granting of certain options to executives of the company.  Plantiff seeks judgment against the individual defendants in favor of the company for an unstated amount of damages, disgorgement of the options which are the subject of the suit (and any proceeds from the exercise of those options and subsequent sale of the underlying stock) and equitable relief.  The company is reviewing the complaint and will respond appropriately.

On July 27, 2006, the company received a letter of informal inquiry from the Securities and Exchange Commission requesting information and documents relating to the company’s stock option grants and option grant practices.  The company intends to cooperate fully.

Our Board of Directors has appointed a special sub-committee of independent directors of the Board to conduct an internal review, assisted by outside legal counsel, of historical stock option grant practices.

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

Date:     August 8, 2006

ACTIVISION, INC.

/s/ Thomas Tippl

Thomas Tippl
Chief Financial Officer
(Principal Financial and Accounting Officer)
Activision Publishing, Inc.