Form 10-K/A
period 2006-03-31
ACTIVISION INC /NY
filed 2007-05-25
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒                      Accelerated Filer  ☐                      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on September 30, 2005 was $4,115,244,011

The number of shares of the registrant’s Common Stock outstanding as of May 25, 2007 was 283,310,734.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement, filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K/A, with respect to the 2006 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K/A contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “future”, “intend”, “may”, “plan”, “positioned”, “potential”, “project”, “scheduled”, “set to”, “subject to”, “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, included in item 1A. All references to “we”, “us”, “our”, “Activision” or “the Company” in the following discussion and analysis mean Activision, Inc. and its subsidiaries.

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2006 (the “Original Filing”) to restate our consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005 and 2004 and the related disclosures.  This amended Annual Report on Form 10-K/A also includes the restatement of our selected consolidated financial data as of and for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002, which is included in Item 6, and our unaudited quarterly financial data for each of the quarters in the fiscal years ended March 31, 2006 and 2005, which is included in Item 7.  See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements for a detailed discussion of the effect of the restatement.  The impacts of the restatement adjustments extend to periods from the fiscal year ended March 31, 1994 through the fiscal quarter ended June 30, 2006.  Our consolidated financial statements for the three months ended June 30, 2006 are also being restated and a Form 10-Q/A is expected to be filed shortly after this Form 10-K/A.  In these restated consolidated financial statements, the cumulative compensation expense, including the related income tax impacts, as of March 31, 2003, is recognized as a net decrease to beginning retained earnings as of March 31, 2003. All share and per share information presented in this report has been adjusted to reflect splits and dividends of our common stock.

The restatement reflects the findings of a special subcommittee of independent members of our Board of Directors, which was established in July 2006 to review our historical stock option granting practices (the “Special Subcommittee”).  The Special Subcommittee conducted its investigation with the assistance of Munger Tolles & Olson LLP as its independent counsel and Deloitte & Touche USA LLP (“Deloitte”) as forensic accounting experts retained by counsel.  The Special Subcommittee found that 3,450 of the option grants reviewed, covering 148,747,202 shares, required measurement date corrections.  As a result, we recorded approximately $66.7 million in additional pre-tax ($45.4 million after-tax) non-cash stock-based compensation expense over the thirteen year period from April 1, 1993 through March 31, 2006 in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and $0.6 million in additional pre-tax non-cash stock-based compensation expense during the quarter ended June 30, 2006 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”.  More than 80%, or $55.4 million of the $66.7 million, relates to periods through March 31, 2003 and 4% or $2.6 million of the non-cash pre-tax expense relates to the most recent fiscal year covered by this report.  Separately, the restatement reflects an additional $1.7 million pre-tax charge ($1.1 million after-tax) related to recently identified insufficient payroll tax withholdings in fiscal 2005.

In connection with the restatement of stock-based compensation expense, we are also restating the pro forma disclosures for stock-based compensation expense required under SFAS No. 123, “Accounting for Stock—Based Compensation” included in Note 1 of the Notes to the Consolidated Financial Statements.

The Special Subcommittee reviewed 4,849 option grants covering 204,230,604 shares and found that 3,450 grants covering 148,747,202 shares required measurement date corrections. A majority of the grants requiring measurement date corrections (measured by number of shares) occurred on 16 dates over the 15-year period.  The need for these measurement date corrections arose from failure to understand and apply the correct accounting rules, failure to establish and maintain adequate procedures and controls, failure on certain occasions to appreciate the implications of available information, and insufficient finality and documentation.  As a result, the exercise prices for certain options were affected by selection of grant dates with hindsight, which led to errors in the determination of measurement dates, and we did not correctly account for modifications and repricings after initial grant dates.

The Special Subcommittee found that four individuals – former heads of human resources, finance and legal, and a senior partner of our former outside corporate law firm who sat on and acted as secretary to our Board - bore significant responsibility, in varying degrees, for measurement date inaccuracies by virtue of their positions and/or involvement in the option granting process at varying times.  The Special Subcommittee made no finding as to intentional wrongdoing by these individuals.

The Special Subcommittee also determined that Robert A.  Kotick (chairman of the board and chief executive officer), Brian G. Kelly (co-chairman of the board), Ronald Doornink (director and senior advisor), and George Rose (senior vice president, general counsel and secretary) did not engage in intentional wrongdoing with respect to our stock option granting practices.

For more information on these matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Item 9A, “Controls and Procedures”; and Note 2 of the Notes to the Consolidated Financial Statements.

We have not amended, and we do not intend to amend, any of our other previously filed Annual Reports on Form 10-K for the periods affected by the restatement other than this Annual Report on Form 10-K/A for the year ended March 31, 2006.  As part of our review, we also determined that we need to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 originally filed with the SEC on August 8, 2006, and an amended Quarterly Report on Form 10-Q/A for that period is expected to be filed shortly after this Form 10-K/A.  We have not amended and we do not intend to amend any of our other Quarterly Reports on Form 10-Q as a result of our restatement.  For this reason, the Consolidated Financial Statements and related financial information contained in any related previously filed financial reports should no longer be relied upon.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement.  This Form 10-K/A also reflects certain corrections to the exhibit index of the Original Filing that came to our attention in the course of preparing this Form 10-K/A and other pending filings. The following sections of this Form 10-K/A have been amended to reflect the restatement and exhibit index corrections.

Part I—Item 1A—Risk Factors, as to risk factors related to stock options;

Part I—Item 3—Legal Proceedings, as to legal proceedings related to stock options;

Part II—Item 5—Market for Our Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities;

Part II—Item 6—Selected Consolidated Financial Data;

Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, as to matters related to the restatement;

Part II—Item 8—Financial Statements and Supplementary Data;

Part II—Item 9A—Controls and Procedures; and

Part IV—Item 15—Exhibits and Financial Statement Schedule.

In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officers and Chief Financial Officer as Exhibits 31.1, 31.2, 31.3, 32.1 32.2, and 32.3.

Other than as stated above, this Form 10-K/A continues to speak as of March 31, 2006 or (where applicable) as of the date of the Original Filing, and the information in this Form 10-K/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.

This amended Form 10-K/A should be read in conjunction with any current reports that have been filed on Form 8-K subsequent to the date of the Original Filing.  Additionally, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 should no longer be relied upon.

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

(b)                                 Business Combinations

We have completed a number of acquisitions of both software development companies and interactive entertainment product distribution companies.  During fiscal 2006, we continued to enhance our internal product development capabilities with the acquisition of two game developers, Toys for Bob, Inc. and Beenox, Inc. Additionally, in May 2006, we entered into an agreement to acquire video game publisher RedOctane Inc., the publisher of the popular Guitar Hero franchise.  See Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A for additional information regarding the accounting treatment of these and prior acquisitions.

(c)                                  Financial Information About Industry Segments

We have two reportable segments: publishing and distribution.  Publishing relates to the development (both internally and externally), marketing and sale of DVD, CD, UMD, online, and cartridge-based interactive entertainment software products owned or controlled by us directly, by license, or through our affiliate label program with certain third-party publishers.  Distribution primarily refers to logistical and sales services provided by our European distribution subsidiaries to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware.  See Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A for certain financial information regarding reporting segment and geographic areas required by Item 1.

(d)                                 Forward-Looking Statements

This Annual Report on Form 10-K/A contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “future”, “intend”, “may”, “plan”, “positioned”, “potential”, “project”, “scheduled”, “set to”, “subject to”, “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, included in item 1A. All references to “we”, “us”, “our”, “Activision” or “the Company” in the following discussion and analysis mean Activision, Inc. and its subsidiaries.

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

See Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A for certain financial information regarding reporting segments and geographic areas required by Item 1.

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

Risk Factors Relating to Results of Special Subcommittee Review of Our Stock Option Granting Practices

SEC inquiry and litigation relating to stock options remain pending and may adversely affect our business and results of operations.

Although a Special Subcommittee of our independent directors has completed its review of our stock option grants and practices in the period between 1992 and 2006, an informal inquiry by the SEC relating to our stock option granting practices remains pending, as does derivative litigation against us and certain of our current and former directors and officers.  Although we believe that we have taken appropriate action and made appropriate disclosures and corrections to the consolidated financial statements set forth in this report for matters relating to stock options, the SEC (or the court in the derivative action) may disagree with the findings of the Special Subcommittee or with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors.  If so, we may need to further restate our prior financial statements, further amend our filings with the SEC, or take other actions not currently contemplated.  In addition, these proceedings are likely to result in additional legal expense that may affect our results in future periods, and may also result in diversion of management attention and other resources, as well as fines, penalties, damages and other sanctions.  These eventualities could materially and adversely affect our business and results of operations.  We cannot currently predict the ultimate outcome of these proceedings.

If we do not maintain compliance with Nasdaq listing requirements, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

In connection with the Special Subcommittee’s review and the restatement of our Consolidated Financial Statements, we have not timely filed certain of our periodic reports with the SEC.  As a result, we are not in compliance with Nasdaq listing requirements.  Pending completion of further review, Nasdaq has, to date, permitted our securities to remain listed.  However, our securities could be delisted in the future if we do not file our remaining overdue quarterly reports with the SEC, if we are required to further restate or amend our filings or if we otherwise do not maintain compliance with applicable listing requirements including not being able to file the remaining filings required for the Company to regain compliance with Nasdaq listing requirements.  If our securities are delisted from the Nasdaq Global Select Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets”.  The trading of our common stock through the Pink Sheets might reduce the price of our common stock and the levels of liquidity available to our stockholders.  In addition, the trading of our common stock through the Pink Sheets could materially and adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us, or to raise capital at all.  Securities that trade through the Pink Sheets are no longer eligible for margin loans, and a company trading through the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities.  If we are delisted in the future from the Nasdaq Global Select Market and transferred to the Pink Sheets, we could also be subject to other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our securities.

We had a material weakness in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.  Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.  In assessing the findings of the Special Subcommittee’s review and the restatement set forth in this report, our management concluded that there was a material weakness, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, in our internal control over financial reporting as of March 31, 2006.  See the discussion included in Part II, Item 9A of this Report for additional information regarding our internal control over financial reporting.

Our management does not expect that our internal control over financial reporting will prevent all error or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.  The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

As a result of the delayed filing of certain of our periodic reports, we will be ineligible to use Form S-3 or Form S-4 for a period of time.   This may adversely affect our ability to engage in certain types of corporate acquisition and capital-raising transactions.

As a result of our delayed filing of certain of our periodic reports, we will be ineligible to register our securities on Form S-3 or Form S-4 for sale by us or resale by other security holders until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for a period of time. In the meantime, we have the ability to use Form S-1 to raise capital or complete acquisitions.  The need to use Form S-1, and the inability to use Form S-3 or Form S-4, could increase our transaction costs and adversely affect our ability to engage in certain types of corporate acquisition and capital-raising transactions until we regain our S-3/S-4 eligibility.

Financial Information about Foreign and Domestic Operations and Export Sales

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of Notes to Consolidated Financial Statements included in Item 8.

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

Item 3.    LEGAL PROCEEDINGS

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors in the United States District Court, Central District of California by the Construction Industry, and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  The Order dismissing the action with prejudice was entered on June 17, 2005.  In addition, on March 12, 2004, a stockholder derivative lawsuit captioned Frank Capovilla, Derivatively on Behalf of Activision, Inc. v. Robert Kotick, et al. was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  Prior to the hearing on the demurrers, the parties came to a resolution of the action and agreed to a stipulation of settlement to be submitted to the court for preliminary approval.  No cash recovery is to be paid to the plaintiff pursuant to the stipulation of settlement, which also stated that the Company vigorously denied any assertion of wrongdoing or liability. In furtherance of the settlement, the Company agreed to pay $200,000 in plaintiffs’ fees, to be funded by the Company’s D&O insurance carrier. The settlement acknowledged that, after the time the derivative action was filed, the Company implemented certain enhancements to its corporate governance policies.  At a hearing held on May 22, 2006, the Court approved the settlement and released and dismissed the alleged claims.

In July 2006, individuals and/or entities claiming to be stockholders of the Company have filed derivative lawsuits, purportedly on behalf of the Company, against certain current and former members of the Company's Board of Directors as well as several current and former officers of the Company. Three derivative actions have been filed in Los Angeles Superior Court: Vazquez v. Kotick, et al., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al., L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006).  These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.).  Two derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006); and Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006).  These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.).  The consolidated complaints allege, among other things, purported improprieties in the Company's issuance of stock options.  The Company expects that defense expenses associated with the matters will be covered by its directors and officers insurance, subject to the terms and conditions of the applicable policies.  On May 24, 2007, the Superior Court granted the Company's motion to stay the state action.  The court's order stays the action pending the resolution of motions to dismiss in the federal action, but is without prejudice to any party's right to seek modification of the stay upon a showing of good cause, including a showing that matters may be addressed in the Superior Court without the potential for conflict with or duplication of the federal court proceedings.  Motions to dismiss in the federal action are currently due on June 1, 2007, with the motions to be fully briefed by August 15, 2007.

On July 27, 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical stock option grant practices.  The Company is cooperating with the SEC’s inquiry, and representatives of the Special Subcommittee and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and on February 28, 2007 to brief the SEC staff on the Special Subcommittee’s findings and recommendations following the substantial completion of the Special Subcommittee’s investigation.  A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC.  At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

In addition, we are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims, employment relationships, and collection matters.  In the opinion of management, after consultation with legal counsel, the outcome of such routine claims and lawsuits will not have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock — Listing on the Nasdaq Global Select Market

Our common stock trades on the Nasdaq Global Select Market under the symbol “ATVI”.  We delayed the filing of our quarterly reports on Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006 until we are able to complete the restatement of previously issued Consolidated Financial Statements.  As a result, we have not been in compliance with the Nasdaq filing requirements for continued listing as set forth in Marketplace Rule 4310(c) (14).  A Nasdaq Listing Qualification Panel originally gave the Company until May 9, 2007 to regain compliance with Nasdaq listing requirements.  The Nasdaq Listing and Hearing Review Council (the “Listing Council”) has since granted a request by the Company for additional time to regain compliance with Nasdaq listing requirements, beyond the original May 9, 2007 deadline.  As a consequence of this action, the Nasdaq Hearing Review Council will review the Nasdaq Listing Qualification Panel’s February 8, 2007 decision.  Under the schedule established by the Listing Council, the Company has until June 1, 2007 to submit any additional information that it wishes the Listing Council to consider in its review, but otherwise no dates have been set for the Listing Council to complete its review or render a decision.  As of May 25, 2007, the Company has completed the restatement of the financial statements contained in this report and has filed this Form 10-K/A and is in the process of completing the remaining filings required for the Company to regain compliance with Nasdaq listing requirements, and expects to regain compliance with Nasdaq listing requirements in the near future.  However, until the Listing Council completes its review there can be no assurance that all required filings have been completed, and there can be no assurance that the listing of the Company’s stock on the Nasdaq will be maintained.

The following table sets forth for the periods indicated the high and low reported sale prices for our common stock.  As of May 23, 2007, there were approximately 2,408 holders of record of our common stock.

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

On May 23, 2007, the last reported sales price of our common stock was $19.03.

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

Item 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The Consolidated Statements of Operations data for the years ended March 31, 2006, 2005, and 2004 and the Consolidated Balance Sheets data as of March 31, 2006 and 2005 have been derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and the Notes thereto, which have been restated and are included elsewhere in this Form 10-K/A.  The Consolidated Statements of Operations data for the fiscal years ended March 31, 2003 and 2002 and the Consolidated Balance Sheets data as of March 31, 2004, 2003 and 2002 have been restated to reflect the correction of errors as noted below.  Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements included elsewhere in this report, our Consolidated Financial Statements have been restated to correct errors in the recognition of stock-based compensation expense for stock options, primarily granted in prior years, to reflect additional recently identified insufficient payroll tax withholdings in fiscal 2005, to record the related income tax effects, and to record the related balance sheet effects.

The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements of this Form 10-K/A (in thousands, except per share data).

	For the years ended March 31,
	2006	2005	2004	2003	2002
	As restated	As restated	As restated	As restated	As restated

Statement of Operations Data:

Net revenues	$1,468,000	$1,405,857	$947,656	$864,116	$786,434
Cost of sales – product costs	734,874	658,949	475,541	440,977	435,725
Cost of sales – intellectual property licenses and software royalties and amortization	205,488	185,997	91,606	124,196	99,006
Income from operations	15,226	179,608	104,537	84,691	58,557
Income before income tax provision	45,856	192,700	110,712	93,251	61,103
Net income	40,251	135,057	74,098	59,003	36,953
Basic earnings per share (1)	0.15	0.54	0.31	0.23	0.18
Diluted earnings per share (1)	0.14	0.49	0.29	0.21	0.16
Basic weighted average common shares outstanding (1)	273,177	250,023	236,887	256,639	202,607
Diluted weighted average common shares outstanding (1)	294,002	277,712	258,350	277,620	235,770

Net Cash Provided By (Used In):

Operating activities	86,007	215,309	67,403	90,975	111,792
Investing activities	(85,796)	(143,896)	(170,155)	(301,547)	(8,701)
Financing activities	45,088	72,654	117,569	64,090	50,402

(1)   Consolidated financial information for fiscal years 2005-2002 has been restated for the effect of our four-for-three stock split effected in the form of a 33-1/3% stock dividend to shareholders of record as of October 10, 2005, paid October 24, 2005.

	As of March 31,
	2006	2005	2004	2003	2002
	As restated	As restated	As restated	As restated	As restated

Balance Sheet Data:

Working capital	$922,199	$913,819	$675,796	$422,500	$333,199
Cash, cash equivalents and short-term investments	944,960	840,864	587,649	406,954	279,007
Capitalized software development and intellectual property licenses	147,665	127,340	135,201	107,921	56,742
Goodwill	100,446	91,661	76,493	68,019	35,992
Total assets	1,418,255	1,305,919	966,220	703,070	562,426
Long-term debt	—	—	—	2,671	3,122
Shareholders’ equity	1,222,623	1,097,274	830,141	595,994	435,630

	For the year ended March 31, 2006
	As previously reported	Adjustments	As restated

Statement of Operations Data:

Net revenues	$1,468,000	$—	$1,468,000
Cost of sales – product costs	734,874	—	734,874
Cost of sales – intellectual property licenses and software royalties and amortization	205,488	—	205,488
Income from operations	17,957	(2,731)	15,226
Income before income tax provision	48,587	(2,731)	45,856
Net income	41,899	(1,648)	40,251
Basic earnings per share	0.15	—	0.15
Diluted earnings per share	0.14	—	0.14
Basic weighted average common shares outstanding	273,177	—	273,177
Diluted weighted average common shares outstanding	299,437	(5,435)	294,002

Net Cash Provided By (Used In):

Operating activities	86,007	—	86,007
Investing activities	(85,796)	—	(85,796)
Financing activities	45,088	—	45,088

	As of March 31, 2006
	As previously reported	Adjustments	As restated

Balance Sheet Data:

Working capital	$923,892	$(1,693)	$922,199
Cash, cash equivalents and short-term investments	944,960	—	944,960
Capitalized software development and intellectual property licenses	147,665	—	147,665
Goodwill	100,446	—	100,446
Total assets	1,419,523	(1,268)	1,418,255
Long-term debt	—	—	—
Shareholders’ equity	1,225,584	(2,961)	1,222,623

	For the year ended March 31, 2005
	As previously reported	Adjustments	As restated

Statement of Operations Data:

Net revenues	$1,405,857	$—	$1,405,857
Cost of sales – product costs	658,949	—	658,949
Cost of sales – intellectual property licenses and software royalties and amortization	185,997	—	185,997
Income from operations	184,571	(4,963)	179,608
Income before income tax provision	197,663	(4,963)	192,700
Net income	138,335	(3,278)	135,057
Basic earnings per share (1)	0.55	(0.01)	0.54
Diluted earnings per share (1)	0.50	(0.01)	0.49
Basic weighted average common shares outstanding (1)	250,023	—	250,023
Diluted weighted average common shares outstanding (1)	278,860	(1,148)	277,712

Net Cash Provided By (Used In):

Operating activities	215,309	—	215,309
Investing activities	(143,896)	—	(143,896)
Financing activities	72,654	—	72,654

(1)   Consolidated financial information for fiscal years 2005-2002 has been restated for the effect of our four-for-three stock split effected in the form of a 33-1/3% stock dividend to shareholders of record as of October 10, 2005, paid October 24, 2005.

	As of March 31, 2005
	As previously reported	Adjustments	As restated

Balance Sheet Data:

Working capital	$915,413	$(1,594)	$913,819
Cash, cash equivalents and short-term investments	840,864	—	840,864
Capitalized software development and intellectual property licenses	127,340	—	127,340
Goodwill	91,661	—	91,661
Total assets	1,306,963	(1,044)	1,305,919
Long-term debt	—	—	—
Shareholders’ equity	1,099,912	(2,638)	1,097,274

	For the year ended March 31, 2004
	As previously reported	Adjustments	As restated

Statement of Operations Data:

Net revenues	$947,656	$—	$947,656
Cost of sales – product costs	475,541	—	475,541
Cost of sales – intellectual property licenses and software royalties and amortization	91,606	—	91,606
Income from operations	109,817	(5,280)	104,537
Income before income tax provision	115,992	(5,280)	110,712
Net income	77,715	(3,617)	74,098
Basic earnings per share (1)	0.33	(0.02)	0.31
Diluted earnings per share (1)	0.30	(0.01)	0.29
Basic weighted average common shares outstanding (1)	236,887	—	236,887
Diluted weighted average common shares outstanding (1)	257,588	762	258,350

Net Cash Provided By (Used In):

Operating activities	67,403	—	67,403
Investing activities	(170,155)	—	(170,155)
Financing activities	117,569	—	117,569

(1)   Consolidated financial information for fiscal years 2005-2002 has been restated for the effect of our four-for-three stock split effected in the form of a 33-1/3% stock dividend to shareholders of record as of October 10, 2005, paid October 24, 2005.

	As of March 31, 2004
	As previously reported	Adjustments	As restated

Balance Sheet Data:

Working capital	$675,796	$—	$675,796
Cash, cash equivalents and short-term investments	587,649	—	587,649
Capitalized software development and intellectual property licenses	135,201	—	135,201
Goodwill	76,493	—	76,493
Total assets	968,817	(2,597)	966,220
Long-term debt	—	—	—
Shareholders’ equity	832,738	(2,597)	830,141

	For the year ended March 31, 2003
	As previously reported	Adjustments	As restated

Statement of Operations Data:

Net revenues	$864,116	$—	$864,116
Cost of sales – product costs	440,977	—	440,977
Cost of sales – intellectual property licenses and software royalties and amortization	124,196	—	124,196
Income from operations	94,847	(10,156)	84,691
Income before income tax provision	103,407	(10,156)	93,251
Net income	66,180	(7,177)	59,003
Basic earnings per share (1)	0.26	(0.03)	0.23
Diluted earnings per share (1)	0.24	(0.03)	0.21
Basic weighted average common shares outstanding (1)	256,639	—	256,639
Diluted weighted average common shares outstanding (1)	276,413	1,207	277,620

Net Cash Provided By (Used In):

Operating activities	90,975	—	90,975
Investing activities	(301,547)	—	(301,547)
Financing activities	64,090	—	64,090

(1)   Consolidated financial information for fiscal years 2005-2002 has been restated for the effect of our four-for-three stock split effected in the form of a 33-1/3% stock dividend to shareholders of record as of October 10, 2005, paid October 24, 2005.

	As of March 31, 2003
	As previously reported	Adjustments	As restated

Balance Sheet Data:

Working capital	$422,500	$—	$422,500
Cash, cash equivalents and short-term investments	406,954	—	406,954
Capitalized software development and intellectual property licenses	107,921	—	107,921
Goodwill	68,019	—	68,019
Total assets	704,816	(1,746)	703,070
Long-term debt	2,671	—	2,671
Shareholders’ equity	597,740	(1,746)	595,994

	For the year ended March 31, 2002
	As previously reported	Adjustments	As restated

Statement of Operations Data:

Net revenues	$786,434	$—	$786,434
Cost of sales – product costs	435,725	—	435,725
Cost of sales – intellectual property licenses and software royalties and amortization	99,006	—	99,006
Income from operations	80,574	(22,017)	58,557
Income before income tax provision	83,120	(22,017)	61,103
Net income	52,238	(15,285)	36,953
Basic earnings per share (1)	0.26	(0.08)	0.18
Diluted earnings per share (1)	0.22	(0.06)	0.16
Basic weighted average common shares outstanding (1)	202,607	—	202,607
Diluted weighted average common shares outstanding (1)	237,821	(2,051)	235,770

Net Cash Provided By (Used In):

Operating activities	111,792	—	111,792
Investing activities	(8,701)	—	(8,701)
Financing activities	50,402	—	50,402

(1)   Consolidated financial information for fiscal years 2005-2002 has been restated for the effect of our four-for-three stock split effected in the form of a 33-1/3% stock dividend to shareholders of record as of October 10, 2005, paid October 24, 2005.

	As of March 31, 2002
	As previously reported	Adjustments	As restated

Balance Sheet Data:

Working capital	$333,199	$—	$333,199
Cash, cash equivalents and short-term investments	279,007	—	279,007
Capitalized software development and intellectual property licenses	56,742	—	56,742
Goodwill	35,992	—	35,992
Total assets	556,887	5,539	562,426
Long-term debt	3,122	—	3,122
Shareholders’ equity	430,091	5,539	435,630

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.  Investors should carefully review the information contained in this report under Item 1A “Risk Factors” beginning on page 12.

Stock Option Practices and Restatement of Consolidated Financial Statements

In June 2006, two investment companies published reports analyzing companies in the video game publishing industry (including the Company) for potentially problematic option grants.  In response to these reports, we directed Bryan Cave LLP, which was then our outside counsel, to review historic stock option grants to our senior executive officers, including grants identified in the published investment company reports, and to compile materials relating to such grants.  In July 2006, two stockholder derivative lawsuits were filed against certain of our current and former officers and directors alleging improprieties in our issuance of stock options.  On July 25, 2006, the Board approved the appointment of the Special Subcommittee to conduct a comprehensive independent review of our practices and policies relating to the granting of stock options.

Scope of Review:  On or about August 4, 2006, the Special Subcommittee retained the law firm of Munger Tolles & Olson LLP to serve as counsel to the Special Subcommittee and to assist the Special Subcommittee in conducting its review.  Counsel to the Special Subcommittee thereafter retained Deloitte to assist in a review of facts and circumstances regarding our historical stock option grants and to advise Special Subcommittee counsel on accounting issues with respect to the stock option grants.

The Special Subcommittee’s review covered facts, circumstances and timing of stock option grants made by the Company from fiscal 1992 to fiscal 2006 and analyzed the nature and extent of issues associated with our stock option practices during that period.  The Special Subcommittee reviewed 4,849 grants covering 204,230,604 shares, or about 86% of the 237,756,486 options granted in the period reviewed.

The Special Subcommittee and its advisers collected and processed more than 143 gigabytes of electronic data in the course of the review, including data from our servers and the local hard drives of 32 computers used by key custodians.  The review also included physical searches for relevant hard copy documents, including those found in our corporate offices, the human resources department, the legal department, the stock administration department, and the finance department.  The Special Subcommittee also requested and received files maintained by the Compensation Committee members and our former outside legal counsel.  This data – in excess of 9,700,000 total pages — was loaded into a database to assist in identifying relevant materials for further review.  The Special Subcommittee’s lawyers employed a search process utilizing a variety of search terms that resulted in review of over 500,000 separate documents.  Based on the results of these targeted searches, the Special Subcommittee’s lawyers reviewed more than 8,000,000 pages of electronic data and hard copy documents, as well as another 209,310 pages of native format hard drive data that could not be loaded to the database due to technical reasons.

In addition, Deloitte performed extensive analysis of stock option grant data.  In the course of this analysis, Deloitte reviewed more than 99,000 individual documents, consisting of more than 2.5 million pages, and discussed with the Special Subcommittee and its counsel proposed accounting treatments for many of the grants, including the most significant ones covered by the review.

In addition to document review, the Special Subcommittee’s lawyers conducted interviews and, in some cases, follow-up interviews, with more than 20 individuals with knowledge of our stock option practices, including 11 current employees, 3 former employees, 4 current or former members of the Compensation Committee of the Board, and 3 attorneys who served as outside counsel to the Company on matters relating to stock options grants.

Findings:  The Special Subcommittee reviewed 4,849 option grants covering 204,230,604 shares and found that 3,450 grants covering 148,747,202 shares required measurement date corrections.  Of the options found to require measurement date corrections, a majority – covering approximately 88,250,000 shares, were granted to non-officer employees or former officers of the Company, while options covering approximately 60,500,000 shares were granted to current officers and directors.

A majority of the grants requiring measurement date corrections (measured by number of shares) occurred on 16 dates over the 15-year period.  Twelve annual grants, covering 29,423,701 shares, were found to require measurement date corrections, including almost 100% of the options included in the annual grants made in the 10 calendar years 1996 through 2005 and approximately 5.9% of the annual grants made in calendar year 2006 (covering 24.3% of the shares covered by the 2006 annual grants).  In addition, acquisition grants covering 4,656,491 shares were found to require measurement date corrections.  The remaining grants requiring measurement date corrections (covering approximately 114,667,010 shares), consisted of various employment service related grants over the 15-year period, which included employment contract related grants (new contracts or the renewal of existing contracts), new hire grants, promotion grants, merit and bonus grants, and retention incentive grants.

The need for these measurement date corrections arose from failure to understand and apply the correct accounting rules, failure to establish and maintain adequate procedures and controls, failure on certain occasions to appreciate the implications of available information, and insufficient finality and documentation.  As a result, the exercise prices for certain options were affected by selection of grant dates with hindsight, which led to errors in the determination of measurement dates, and we did not correctly account for modifications and repricings after initial grant dates.

Determination of Measurement Dates:  According to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), the measurement date is the first date on which proper approval is obtained and all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price. To correct the grant date inaccuracies, we re-determined the measurement date based on the date when all APB No. 25 criteria were satisfied. In re-determining the most appropriate measurement date of an option grant, we considered meeting minutes and other documents of our Board of Directors, including minutes of the Compensation Committee, in addition to the following data:

•                                          reports on Form 4 filed with the SEC;

•                                          personnel files;

•                                          payroll records;

•                                          information obtained in interviews with various current and former Company employees and members of our Board of Directors;

•                                          various records maintained by our human resources department;

•                                          contemporaneous emails; and

•                                          the date on which such grants were entered into the Company’s stock option system (“option entry date”) and thereby constructively communicated to each recipient via each recipient’s individual stock option account as administered by a third-party on-line broker.

For grants where there was not sufficient evidence and documentation to support the original measurement date or to determine the precise date when the number of options and exercise price were finalized, we used all available relevant information to form a reasonable conclusion as to the most likely measurement date for such option grants.

Over the 15 year review period covering from fiscal year 1992 through fiscal year 2006, over 80% of all grants representing over 90% of all shares, were either individually reviewed (such as an employment contract grant) or were reviewed as a separate block of grants (such as annual grants or acquisition related grants) or as an identifiable category of grants with common characteristics.  The remaining 1,489 grants, representing less than 8% of all shares, were not individually reviewed and did not appear to have any unusual pricing or other characteristics indicating a need for full individual review.  Sampling and other analysis indicated that these remaining grants consisted of grants to “rank-and-file” employees, largely in the categories of employment contract, bonus, and other miscellaneous grants.  These remaining grants, for the most recent 5 year period from fiscal year 2002 through fiscal year 2006, represented 4,953,230 shares and 2% of all the shares granted during the entire 15 year review period.  Various analytics and sensitivities were performed to determine whether these remaining grants had any unique pricing or other characteristics.  None were identified.  For perspective as a sensitivity analysis, if the high market price, between the option grant date and the option entry date (the date on which such grants were entered into the Company’s stock option system and available to employees), was used as an alternative measurement date price for a sampling of grants based on distribution patterns and price ranges, the total additional pre-tax compensation expense would be approximately $2.5 million spread over a period from fiscal year 1994 through fiscal year 2006, of which approximately $1.3 million of pre-tax expense would impact the five most recent fiscal years from 2002 through 2006.  Given the immaterial number of shares and limited potential income statement impact, along with the absence of unique pricing or other characteristics, additional review procedures were not deemed necessary for these remaining grants and were therefore not applied, and no change was made to the original grant date as the measurement date.

The following is a summary of the primary stock-option accounting errors underlying this restatement and their impact in key categories of option grants.

Grant Dates and Exercise Prices Based on Employment Service Related “Business Events” Insufficient to Support Reported Measurement Date

A large number of the grants requiring measurement date corrections were made in connection with employment service related “business events” (including employment contracts for both new hires and contract renewals for existing employees).  In many instances, the Special Subcommittee determined that the lowest price was chosen from among several alternative dates, on the theory that it was permissible to use a date that was tied to a “business event,” such as the date negotiations commenced, the date of a handshake agreement, the date that an employee began working for the Company, or the date that the contract was signed by the employee.  These grants account for approximately $34.5 million, or about 52% of the total of approximately $66.7 million in additional pre-tax stock-based compensation expense related to measurement date corrections.

Annual Grants Affected by Insufficient Finality and Documentation and Selection of Dates with Hindsight

Annual grants were issued to a large number of employees each year (typically in April) and were made at the lowest or second-lowest price of the month in which they were granted from calendar year 1997 through calendar year 2003.  The Special Subcommittee found evidence that the dates of some or all of these grants were chosen in late April or early May and were therefore affected by selection of dates with hindsight, and that required details of various annual grants did not have the required level of finality, including completion of allocations of options to individual employees, or were not supported by sufficient documentation until after the reported grant date.  In total, twelve annual grants, covering 29,423,701 shares, were found to require measurement date corrections, including almost 100% of the options included in the annual grants made for the 10 calendar years 1996 through 2005 and approximately 5.9% of the annual grants made for calendar year 2006 (covering 24.3% of the shares covered by the calendar year 2006 annual grants).  Annual grants account for approximately $18.7 million or approximately 28% of the additional pre-tax stock-based compensation expense recorded by the Company in the restated financial statements included in this report.

Grants Affected by Modifications after Initial Grant Date

 Certain grants were modified after the initial grant date, but the Company did not account correctly for the modification in accordance with APB No. 25.  The modifications included the acceleration of vesting, the continuation of the vesting period of options of terminated employees or the extension of the post-service exercise period for vested stock options of terminated employees.  Modifications were made to 337 option grants that were not accounted for in accordance with APB No. 25. We recorded approximately $10.0 million additional pre-tax stock-based compensation expense to properly account for these modifications, or about 15% of the total additional pre-tax expense recorded.

Grants Affected by Repricings after Initial Grant Date

Certain grants (mostly relating to employment service related grants on three dates) were repriced after the initial grant date, but the Company did not account correctly for the repricing.  Such repricings are considered a modification of an award and require the application of variable accounting.  In accordance with the provisions of Financial Accounting Standard Board Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation,” we determined that we should have recorded an additional $3.5 million in stock-based compensation expense related to these grants in the restated financial statements included in this report, or approximately 5% of the additional pre-tax stock-based compensation expense recorded by the Company in the restated financial statements included in this report.

Impact.  We have recorded approximately $66.7 million in additional pre-tax stock-based compensation expense for the thirteen year period from April 1, 1993 through March 31, 2006 in accordance with APB No. 25.  The additional stock-based compensation expense is amortizable over the service period relating to each option, typically three to five years, with approximately two-thirds of the total expense being recorded in or before fiscal 2002.  Separately, the restatement reflects an additional $1.7 million pre-tax charge ($1.1 million after-tax) related to recently identified insufficient payroll tax withholdings in fiscal 2005.  The additional pre-tax stock-based compensation expense and payroll tax withholdings charge are included in the table below.  There was no previously recorded stock-based compensation expense under APB No. 25, during the periods from fiscal 1994 through 2003, other than the amounts now recorded under this restatement.  Additional stock-based compensation expense will be recorded in periods subsequent to March 31, 2006,  pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”

Years ended March 31,	Total additional compensation expense	2006	2005		2004	2003	2002	Cumulative effect at April 1, 2001

Net income, as previously reported		$41,899	$138,335		$77,715	$66,180	$52,238

Additional compensation expense resulting from improper measurement dates for stock option grants (1)	$68,351	2,731	4,963	(1)	5,280	10,156	22,017	$23,204

Tax related effects	(21,828)	(1,083)	(1,685)		(1,663)	(2,979)	(6,732)	(7,686)

Total effect on net income	$46,523	1,648	3,278		3,617	7,177	15,285	$15,518

Net income, as restated		$40,251	$135,057		$74,098	$59,003	$36,953

(1) Also includes $1.7 million charge for insufficient payroll tax withholdings in fiscal 2005.

Years ended March 31,	2001	2000	1999	1998	1997	1996	1995	1994

Additional compensation expense resulting from improper measurement dates for stock option grants	$3,816	$5,267	$2,384	$3,884	$4,785	$2,919	$110	$39

Tax related effects	(1,281)	(1,598)	(746)	(1,392)	(1,879)	(740)	(37)	(13)

Total effect on net income	$2,535	$3,669	$1,638	$2,492	$2,906	$2,179	$73	$26

Of the $66.7 million in additional pre-tax stock-based compensation expense arising from measurement date corrections, approximately $40.5 million, or approximately 61%, relates to grants to non-officers, approximately $21.1 million, or 31%, relates to grants to current officers and directors, and approximately $5.1 million, or 8%, relates to grants to former officers.

The cumulative effect of all the restatement adjustments to our Consolidated Balance Sheet as of March 31, 2001 resulted in a decrease in retained earnings of $15.5 million, an increase in additional paid-in capital of $17.4 million, and an increase in deferred tax assets of $1.9 million.

Certain Tax Consequences:  Certain stock options were granted with an exercise price lower than the fair market value on the actual measurement dates, with vesting occurring after December 31, 2004, which resulted in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code.  Section 409A subjects the option holders to additional income tax, penalties and interest on the value of the options deferred and, in certain cases, exercised each year.  We do not have any tax liability associated with Section 409A. On January 29, 2007, the Company communicated to its non-executive officer employees, who hold  options subject to Section 409A, that the Company is committed to ensuring that they suffer no financial harm as a result of issues arising under Section 409A.    For options that have already been exercised by non-executive officer employees, that are subject to Section 409A consequences, the Company has elected to  participate in the Internal Revenue Service program described in IRS Announcement 2007-18 pursuant to which the Company was able to pay the Section 409A taxes on behalf of its non-executive officer employees, and has incurred $7.3 million in additional pre-tax compensation expense in the fiscal quarter ended March 31, 2007, in absorbing these related costs on behalf of these employees. With respect to unexercised options subject to Section 409A held by such current and former non-executive officer employees, the Company intends to take steps to eliminate their Section 409A tax liability consistent with Internal Revenue Service guidance, and this will likely result in additional, future compensation expense to the Company once these actions occur.

Responsibility for Option Grant Practices.  The Special Subcommittee found that four individuals – former heads of human resources, finance and legal, and a senior partner of our former outside corporate law firm who sat on and acted as secretary to our Board – bore significant responsibility, in varying degrees, for measurement date inaccuracies by virtue of their positions and/or involvement in the option granting process at varying times.  The Special Subcommittee made no finding as to intentional wrongdoing by these individuals.

The Special Subcommittee also determined that Robert A.  Kotick (chairman of the board and chief executive officer), Brian G. Kelly (co-chairman of the board), Ronald Doornink (director and senior advisor), and George Rose (senior vice president, general counsel and secretary) did not engage in intentional wrongdoing with respect to our stock option granting practices.

Remedial Measures:  The Special Subcommittee recommended that six current officers and directors (Messrs. Kotick, Kelly, Doornink, Rose and Morgado and Ms. Isgur) and the four individuals found by the Special Committee to have significant responsibility for the option misdating relinquish the economic benefits resulting from measurement date inaccuracies and mispricing of stock options.  In the case of options that have already been exercised, all six current officers and directors have agreed to pay the additional exercise price to the Company or agreed to the cancellation of vested but unexercised options with a value equivalent to the additional exercise price, subject to final documentation.  For options that have not yet been exercised, these six current officers and directors have also agreed that the exercise price will be increased so as to be equal to the fair market value of the Company’s stock on the redetermined measurement date.  Two of the other four individuals have agreed to make similar repayments and/or exercise price increases or option cancellations, subject to final documentation.  The Company is discussing similar agreements with the remaining two individuals.

In addition, we have realigned certain internal responsibilities related to the granting and reporting of stock options.  In this regard, the employment contract of our former head of human resources, which expired on March 31, 2007, was not renewed; a new head of human resources is being recruited and, in the interim, responsibilities for stock option granting and reporting have been reassigned.  To further enhance our corporate governance practices, we have established and filled a position of principal compliance officer, with a reporting line directly to the Nominating and Governance Committee, and are reviewing the configuration of the Compensation Committee of the Board.

In addition, consistent with the recommendations of the Special Subcommittee, we have disengaged from our prior outside corporate counsel and have engaged new outside corporate counsel.

We have also already adopted a number of modifications to our stock option granting procedures.  The new policies and practices for our stock option grant practices were approved on November 21, 2006 by the Joint Compensation and Nominating and Governance Committee of our Board, and became effective January 1, 2007.  Our new option granting policies and procedures are designed to ensure internal control surrounding  the pricing and modification of option grants is adequate and also provide the Compensation Committee with the full ability to review and approve all grants prior to pricing on a date set on or after the date of the Compensation Committee action.  Some of the highlights of the new option granting process are:

•  All proposed grants during the month will be verified so as to comply with pre-approved grant guidelines and other financial and legal requirements by the seventh day of the following month.  For these purposes, a team of legal, human resources and finance personnel (“Cross Functional Team”) has been established to review each proposed grant for compliance with documentation and procedures.  No grant will be issued until such compliance is established and the grant is approved by the Compensation Committee.

•  The Compensation Committee will meet at least quarterly, to review and approve all documented  and verified proposed grants submitted by the Cross Functional Team.  All grants approved by the Compensation Committee will be effective, and will be priced based on the closing price of our stock, on a date set by the Compensation Committee that will be on or after the date of Compensation Committee action.  Details of the grant (including the exercise price) will be communicated to the grantees promptly following approval and pricing.

•  All new hire offer letters and employee renewal agreements will provide that all grants and terms of grants are subject to approval by the Compensation Committee.

•  Stock option data will be entered into Equity Edge, our stock option tracking software, promptly (and only) after grant approval is received from the Compensation Committee.

Finally, the Special Subcommittee recommended that Board meetings include more senior executives and that human resources, finance and legal personnel receive additional training on options and compliance issues.  Many of these recommendations have already been implemented and we plan to implement the remaining recommendations in our fiscal year that began on April 1, 2007.

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

Selected Consolidated Statements of Operations Data

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of consolidated net revenues and also breaks down net revenues by territory, business segment, and platform, as well as operating income by business segment (in thousands):

	Year ended March 31,
	2006		2005		2004
	As restated (1)		As restated (1)		As restated (1)

Net revenues	$1,468,000	100%	$1,405,857	100%	$947,656	100%

Costs and expenses:
Cost of sales – product costs	734,874	50	658,949	47	475,541	50
Cost of sales – software royalties and amortization	147,822	10	123,800	9	59,744	6
Cost of sales – intellectual property licenses	57,666	4	62,197	5	31,862	3
Product development	132,651	9	87,776	6	99,838	11
Sales and marketing	283,395	19	230,299	16	128,904	14
General and administrative	96,366	7	63,228	4	47,230	5
Total costs and expenses	1,452,774	99	1,226,249	87	843,119	89

Income from operations	15,226	1	179,608	13	104,537	11

Investment income, net	30,630	2	13,092	1	6,175	1
Income before income tax provision	45,856	3	192,700	14	110,712	12

Income tax provision	5,605	—	57,643	4	36,614	4

Net income	$40,251	3%	$135,057	10%	$74,098	8%

Net Revenues by Territory:
North America	$710,040	48%	$696,325	50%	$446,812	47%
Europe	717,494	49	675,074	48	479,224	51
Other	40,466	3	34,458	2	21,620	2

Total net revenues	$1,468,000	100%	$1,405,857	100%	$947,656	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$812,345	55%	$713,947	51%	$508,418	54%
Hand-held	158,861	11	138,695	10	24,945	2
PC	183,457	13	220,087	15	132,369	14

Total publishing net revenues	1,154,663	79	1,072,729	76	665,732	70

Distribution:
Console	196,413	13	256,452	18	223,802	24
Hand-held	76,973	5	23,282	2	18,361	2
PC	39,951	3	53,394	4	39,761	4

Total distribution net revenues	313,337	21	333,128	24	281,924	30

Total net revenues	$1,468,000	100%	$1,405,857	100%	$947,656	100%

Operating Income (Loss) by Segment:
Publishing	$(6,715)	—%	$155,863	11%	$87,943	9%
Distribution	21,941	1	23,745	2	16,594	2
Total operating income	$15,226	1%	$179,608	13%	$104,537	11%

(1) See Note 2 “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements.

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

International Publishing Net Revenues (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$444,623	31%	$376,404	27%	$68,219	18%

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

Cost of sales – product costs represented 50% and 47% of consolidated net revenues for the years ended March 31, 2006 and 2005, respectively.  In absolute dollars, cost of sales – product costs increased 12% from $658.9 million for the year ended March 31, 2005 to $734.9 million for the year ended March 31, 2006.  The primary factors affecting the increase in cost of sales – product costs in absolute dollars and as a percentage of consolidated net revenues were:

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

Due to market uncertainty associated with the ongoing console transition to the next-generation hardware and our more focused fiscal 2007 title slate, we expect costs of sales — software royalties and amortization to decrease in fiscal 2007 in proportion to the expected decrease in net revenues.

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

Product Development (in thousands, as restated)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$132,651	11%	$87,776	8%	44,875	51%

Product development expenses for the year ended March 31, 2006 increased as a percentage of publishing net revenues from the prior fiscal year, from 8% to 11%. In absolute dollars, product development expenses for the year ended March 31, 2006 also increased from the prior fiscal year, from $87.8 million to $132.7 million.  The increase in product development expenses both in absolute dollars and as a percentage of publishing net revenues was due to:

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

Sales and Marketing (in thousands, as restated)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2006	Net Revenue	2005	Net Revenue	(Decrease)	Change

$283,395	19%	$230,299	16%	53,096	23%

Sales and marketing expenses of $283.4 million and $230.3 million represented 19% and 16% of consolidated net revenues for the years ended March 31, 2006 and 2005, respectively.  The increases in both absolute dollars and as a percentage of net revenues was primarily generated by our publishing business as a result of significant marketing programs including television and in-theatre ad campaigns and in-store promotions to support our biggest product release slate in company history.  The increase in sales and marketing investment as a percentage of net revenues was a result of additional sales and marketing investment during the key holiday season which did not provide the revenue increase that was anticipated at the time that the marketing costs were incurred.

We expect sales and marketing expense to decrease on both an absolute basis and as a percentage of consolidated net revenues in fiscal 2007 due to a more focused slate in fiscal 2007 and due to a more targeted sales and marketing plan.

General and Administrative (in thousands, as restated)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$96,366	7%	$63,228	4%	33,138	52%

General and administrative expenses for the year ended March 31, 2006 increased $33.1 million over the same period last year, from $63.2 million to $96.4 million.  As a percentage of consolidated net revenues, general and administrative expenses increased from 4% to 7%.  The increases were primarily due to an increase in personnel costs including costs related to European territory expansion, separation and severance costs associated with a less than 7% reduction in workforce in the fourth quarter of fiscal 2006, increased bad debt write-offs, an increase in foreign currency transaction losses, and increased legal costs.

We expect general and administrative expenses to decrease in absolute dollars in fiscal 2007 as we realize the benefits of a more efficient cost structure resulting from the recent workforce realignment partially offset by increases in compensation expense related to the implementation of the Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment.

Operating Income (in thousands, as restated)

		% of		% of
	March 31,	Segment	March 31,	Segment	Increase/	Percent
	2006	Net Revs	2005	Net Revs	(Decrease)	Change

Publishing	$(6,715)	(1)%	$155,863	15%	$(162,578)	(104)%
Distribution	21,941	7%	23,745	7%	(1,804)	(8)%

Consolidated	$15,226	1%	$179,608	13%	$(164,382)	(92)%

Publishing operating income for the year ended March 31, 2006 decreased $162.6 million from the same period last year, from $155.9 million to an operating loss of $6.7 million.  Changes in exchange rates related to the year over year weakening of the EUR, GBP, and Australian dollar (“AUD”) in relation to the USD did not have a material impact on publishing operating income.  The decrease is primarily due to:

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

Provision for Income Taxes (in thousands, as restated)

	% of		% of
March 31,	Pre Tax	March 31,	Pre Tax	Increase/	Percent
2006	Income	2005	Income	(Decrease)	Change

$5,605	12%	$57,643	30%	$(52,038)	(90)%

The income tax provision of $5.6 million for the year ended March 31, 2006 reflects our effective income tax rate of 12%, which differs from our effective rate of 30% for the year ended March 31, 2005, due to an increase in federal research and development credit for the year ended March 31, 2006, over the amount generated for the year ended March 31, 2005, and a decrease in pretax income for the year ended March 31, 2006, versus the amount of pretax income for the year ended March 31, 2005, without a corresponding decrease in the benefit of book/tax.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by an increase in our deferred tax asset valuation allowance and state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Net Income (as restated)

Net income for the year ended March 31, 2006 was $40.3 million or $0.14 per diluted share, as compared to $135.1 million or $0.49 per diluted share for the year ended March 31, 2005.

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

International Publishing Net Revenues (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$376,404	27%	$218,920	23%	$157,484	72%

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

Product Development (in thousands, as restated)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$87,776	8%	$99,838	15%	$(12,062)	(12)%

Product development expenses for the year ended March 31, 2005 decreased as a percentage of publishing net revenues from the prior fiscal year, from 15% to 8%. In absolute dollars, product development expenses for the year ended March 31, 2005 also decreased from the prior fiscal year, from $99.8 million to $87.8 million.  The decrease in product development as a percentage of publishing net revenues and in absolute dollars primarily resulted from a pre-tax charge of approximately $21 million taken in the third quarter of fiscal 2004 related to the cancellation of products which were believed to be unlikely to produce an acceptable level of return on our investment.   Excluding the impact of the pre-tax charge, product development expenses for the year ended March 31, 2005 increased by approximately $9.0 million.  This increase was attributable to higher game development costs as development time and team sizes as well as quality assurance time increased due to enhanced production values and to support more complex and robust gaming experiences.

Sales and Marketing (in thousands, as restated)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$230,299	16%	$128,904	14%	$101,395	79%

Sales and marketing expenses of $230.3 million and $128.9 million represented 16% and 14% of consolidated net revenues for the years ended March 31, 2005 and 2004, respectively.  The increases in both absolute dollars and as a percentage of net revenues was primarily generated by our publishing business as a result of significant marketing programs, including television and in-theatre ad campaigns and in-store promotions, run in support of our key fiscal 2005 “big proposition” title releases Spider-Man 2, Shrek 2, Doom 3, Shark Tale, X-Men Legends, THUG 2, Call of Duty: Finest Hour, and Lemony Snicket’s A Series of Unfortunate Events.  Our experience has shown that this increased spending will lengthen the product sales life cycle and add to the long-term prospects of the respective product lines.

General and Administrative (in thousands, as restated)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$63,228	4%	$47,230	5%	$15,998	34%

General and administrative expenses of $63.2 million and $47.2 million represented 4% and 5% of consolidated net revenues for the years ended March 31, 2005 and 2004, respectively.  The increase in absolute dollars was primarily due to an increase in headcount and related costs to support business growth, as well as an increase in professional services fees to support Sarbanes-Oxley related compliance.  The decrease as a percentage of consolidated net revenues was due mainly to the significant increase in sales volume.

Operating Income (in thousands, as restated)

		% of		% of
	March 31,	Segment	March 31,	Segment	Increase/	Percent
	2005	Net Revs	2004	Net Revs	(Decrease)	Change

Publishing	$155,863	15%	$87,943	13%	$67,920	77%
Distribution	23,745	7	16,594	6	7,151	43
Consolidated	$179,608	13%	$104,537	11%	$75,071	72%

Publishing operating income for the year ended March 31, 2005 increased $67.9 million from the same period last year, from $87.9 million to $155.9 million.  Excluding the impact of changes in foreign currency rates, publishing operating income for the year ended March 31, 2005 increased approximately $57.0 million from the same period last year.  International publishing operating income for the year ended March 31, 2005 benefited from the positive impact of the year over year strengthening of the EUR and the GBP in relation to the U.S. dollar.  The $57.0 million increase is primarily due to:

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

Investment Income, Net (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2005	Net Revenues	2004	Net Revenues	(Decrease)	Change

$13,092	1%	$6,175	1%	$6,917	112%

Investment income, net for the year ended March 31, 2005 was $13.1 million as compared to $6.2 million for the year ended March 31, 2004.  The increase was primarily due to higher invested balances combined with rising yields during the year ended March 31, 2005 as compared to 2004.

Provision for Income Taxes (in thousands, as restated)

March 31,	% of Pre Tax	March 31,	% of Pre Tax	Increase/	Percent
2005	Income	2004	Income	(Decrease)	Change

$57,643	30%	$36,614	33%	$21,029	57%

The income tax provision of $57.7 million for the year ended March 31, 2005 reflects our effective income tax rate of 30%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by an increase in our deferred tax asset valuation allowance and state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Net Income (as restated)

Net income for the year ended March 31, 2005 was $135.1 million or $0.49 per diluted share, as compared to $74.1 million or $0.29 per diluted share for the year ended March 31, 2004.

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

The following table is a comparative breakdown of our quarterly results for the immediately preceding eight quarters.  The impact of the restatements on the interim periods of each of the quarters of our fiscal years ended March 31, 2006 and 2005 are disclosed in Note 19 to the Consolidated Financial Statements.  These restatements did not have a material impact on our analysis of results of operations, financial position, or changes in financial position included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our previously filed Quarterly Reports on Form 10-Q.  Accordingly, we have not updated the comparisons for discussion of items affecting these percentages.  See Note 19, “Quarterly Financial and Market Information (Unaudited),” of the Notes to the Consolidated Financial Statements for further detail of the impact of the restatement.

	For the quarters ended
(in thousands, except per share data)	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004
	As restated	As restated	As restated	As restated	As restated	As restated	As restated	As restated
Net revenues	$188,125	$816,242	$222,540	$241,093	$203,861	$680,094	$310,626	$211,276
Cost of sales	128,309	498,325	141,458	172,270	141,544	397,292	187,091	119,019
Operating income (loss)	(26,560)	83,893	(27,788)	(14,319)	(5,269)	135,836	34,201	14,840
Net income (loss)	(9,128)	67,856	(14,230)	(4,247)	2,176	96,340	25,231	11,310
Basic earnings (loss) per share (1)	(0.03)	0.25	(0.05)	(0.02)	0.01	0.39	0.10	0.05
Diluted earnings (loss) per share (1)	(0.03)	0.23	(0.05)	(0.02)	0.01	0.35	0.09	0.04

(1)

Consolidated financial information has been restated for the effect of our four-for-three stock split effected in the form of a 33-1/3% stock dividend to shareholders of record as of October 10, 2005, paid October 24, 2005.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the year ended March 31,		Increase/
(in thousands)	2006	2005	(Decrease)
	As restated	As restated
Cash and cash equivalents	$354,331	$313,608	$40,723
Short-term investments	590,629	527,256	63,373
	$944,960	$840,864	$104,096

Percentage of total assets	67%	64%

Cash flows provided by (used in) operating activities	$86,007	$215,309	$(129,302)
Cash flows provided by (used in) investing activities	(85,796)	(143,896)	58,100
Cash flows provided by (used in) financing activities	45,088	72,654	(27,566)

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

We believe that we have sufficient working capital ($922.2 million at March 31, 2006), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, and the acquisition of intellectual property rights for future products from third parties.

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

Accrued Expenses

			Increase/
(amounts in thousands)	March 31, 2006	March 31, 2005	(Decrease)
	As restated	As restated

Accrued expenses	$104,862	$99,661	$5,201

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

•                  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, prior to April 1, 2006 we accounted for share-based payments to employees using APB No. 25’s intrinsic value method.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based award’s exercise price.  If the grant date stock price exceeds the exercise price, then the intrinsic value is equal to the positive difference between these two values.  Accordingly, the adoption of the SFAS No. 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  We adopted SFAS No. 123R on April 1, 2006 using the “modified prospective” approach.  We currently believe that the expensing of stock-based compensation will have an impact on our Consolidated Statement of Operations similar to our pro-forma disclosure under SFAS No. 123 and expect an impact in fiscal 2007 of approximately $0.05 per share.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.  CONTROLS AND PROCEDURES

1) Definition and Limitations of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that: (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.  Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

2) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006.  Based on this controls evaluation, and subject to the limitations described above, the Chief Executive Officers and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were  not effective, due solely to, and only to the extent of, the material weakness in our historical stock option granting and modification practice, as described in Management’s Report on Internal Control Over Financial Reporting (Restated).

3) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the last quarter of the period covered by the report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

4) Management’s Report on Internal Control Over Financial Reporting (Restated).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness, as of March 31, 2006, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In Management’s Report on Internal Control Over Financial Reporting included in our original annual report on Form 10-K for the fiscal year ended March 31, 2006, our management concluded that we maintained effective internal control over financial reporting as of March 31, 2006. Management has subsequently concluded that we had a material weakness in internal control over financial reporting as of March 31, 2006. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006, based on the criteria in Internal Control-Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

Specifically, effective controls, including monitoring, were not maintained to ensure the accuracy and valuation of our stock-based compensation transactions related to the granting and modification of our stock options. This control deficiency resulted in the misstatement of stock-based compensation expense, income tax expense, retained earnings, additional paid-in capital, and deferred tax asset accounts and related financial disclosures, and in the restatement of our consolidated financial statements for the fiscal years 2006, 2005, and 2004, each of the quarters of fiscal 2006 and 2005, the first quarter of fiscal 2007, and in adjustments to the interim consolidated financial statements for the second, third, and fourth quarters of fiscal 2007. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness in our internal control over financial reporting.

Our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K/A.

5) Detailed Description of the Material Weakness and Plan of Remediation.

As further described in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements, our Consolidated Financial Statements have been restated to correct errors in the determination of measurement dates for certain stock options granted and modified in our fiscal years between 1994 and 2006. These errors have been corrected in this Form 10-K/A.  As described in Management’s Report on Internal

Control Over Financial Reporting, these errors were determined to be a material weakness in our internal control over financial reporting as of March 31, 2006.

Although we reviewed our internal control procedures for options in early 2004, it appears that these control procedures and control questions did not elicit information as to the date the grants were finalized and approved or as to the fair market value on that date, and that those controls were inadequate to ensure identification of, and proper accounting for, misdated, modified or repriced options.

The need for the measurement date corrections arose from our failure to understand and apply the correct accounting rules, failure to establish and maintain adequate procedures and controls, failure on certain occasions to appreciate the implications of available information, and insufficient finality and documentation.  Management has determined that a material weakness existed as of March 31, 2006 with respect to the application of accounting principles to the equity award granting and modification process during the period covered by this report.  In this regard, management has also determined that:

•                  We did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined, and that modifications and repricings of options were appropriately accounted for in accordance with GAAP;

•                  We failed to ensure that actions of the Compensation Committee were timely and adequately documented;

•                  We failed to ensure that managers and other personnel involved in the stock option granting process understood the consequences of timely completion and approval of finalized employee grant lists.

After March 31, 2006, we have made a number of changes that may materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

New policies and procedures for our stock option grant practices were approved on November 21, 2006 by the Joint Compensation and Nominating and Governance Committee of our Board, and became effective January 1, 2007.  Our new option granting policies and procedures are designed to ensure internal control surrounding the pricing and modification of option grants is adequate, and also provide the Compensation Committee with the full ability to review and approve all grants prior to pricing on a date set on or after the date of the Compensation Committee action.  Some of the highlights of the new option granting process are:

•      All proposed grants during the month will be verified so as to comply with pre-approved grant guidelines and other financial and legal requirements by the seventh day of the following month.  For these purposes, a team of legal, human resources and finance personnel (“Cross Functional Team”) has been established to review each proposed grant for compliance with documentation and procedures.  No grant will be issued until such compliance is established and the grant is approved by the Compensation Committee.

•      The Compensation Committee will meet at least quarterly, to review and approve all documented  and verified proposed grants submitted by the Cross Functional Team.  All grants approved by the Compensation Committee will be effective, and will be priced based on the closing price of our stock, on a date set by the Compensation Committee that will be on or after the date of Compensation Committee action.  Details of the grant (including the exercise price) will be communicated to the grantees promptly following approval and pricing.

•      All new hire offer letters and employee renewal agreements will provide that all grants and terms of grants are subject to approval by the Compensation Committee.

•      Stock option data will be entered into Equity Edge, our stock option tracking software, promptly (and only) after grant approval is received from the Compensation Committee.

In addition, we have realigned certain internal responsibilities related to the granting and reporting of stock options.  In this regard, the employment contract of our former head of human resources, which expired on March 31, 2007, was not renewed; a new head of human resources is being recruited and, in the interim, responsibilities for stock option granting and reporting have been reassigned.  To further enhance our corporate governance practices, we have established and filled a position of principal compliance officer, with a reporting line directly to the Nominating and Governance Committee, and are reviewing the configuration of the Compensation Committee of the Board.

In addition, consistent with the recommendations of the Special Subcommittee, we have disengaged from our prior outside corporate counsel and have engaged new outside corporate counsel.

Finally, the Special Subcommittee recommended that Board meetings include more senior executives and that human resources, finance and legal personnel receive additional training on options and compliance issues.  Many of these recommendations have already been implemented and we plan to implement the remaining recommendations in our fiscal year that began on April 1, 2007.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, entitled “Election of Directors” and “Executive Officers and Key Employees” as filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K/A.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, entitled “Executive Compensation” and “Indebtedness of Management” as filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K/A.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, entitled “Security Ownership of Certain Beneficial Owners and Management” as filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K/A.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, entitled “Certain Relationships and Related Transactions” as filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K/A.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, entitled “Principal Accountant Fees and Services” as filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K/A.

PART IV

Item 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements See Item 8. - Consolidated Financial Statements and Supplementary Data Index for Financial Statements and Schedule on page 77 herein.

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

3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 9, 2000 (incorporated by reference to Exhibit 2.5 of Activision’s Form 8-K, filed June 16, 2000).

3.2	Second Amended and Restated Bylaws of Activision, Inc. dated September 15, 2005 (incorporated by reference to Exhibit 3.1 of Activision’s Form 8-K, filed September 19, 2005).

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

10.1	Activision, Inc. 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-K for the year ended March 31, 2002).

10.2	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended September 30, 2001).

10.3	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.4	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.5	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2003).

10.6	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-100115 filed September 26, 2002).

10.7	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-103323 filed February 19, 2003).

10.8	Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June, 30, 2003).

10.9	Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed March 3, 2005).

10.10	Activision, Inc. 2002 Second Amended and Restated Employee Stock Purchase Plan for International Employees (incorporated by reference to Exhibit 10.2 of Activision’s Form 8-K, filed March 3, 2005).

10.11	Activision, Inc. Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-36272 filed May 4, 2000).

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

10.22

Confidential License Agreement for Nintendo Gamecube (Western Hemisphere), dated as of November 9, 2001, between Nintendo of America Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.23

License Agreement for the Nintendo Gamecube System (EEA), dated as of June 5, 2002, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.2 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.24

Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of May 10, 2001, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.25

Confidential License Agreement for the Game Boy Advance Video Game System (EEA, Australia and New Zealand), dated as of September 14, 2001, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.4 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.26

Microsoft Corporation Xbox Publisher License Agreement, dated as of July 18, 2001, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.5 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.27

Amendment to Microsoft Corporation Xbox Publisher License Agreement, dated as of April 19, 2002, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.28

Xbox Live Distribution Amendment to the Xbox Publisher Licensing Agreement, dated as of October 28, 2002, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.7 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.29

Licensed Publisher Agreement, dated as of July 13, 2002, between Sony Computer Entertainment America Inc. and Activision, Inc. ("Playstation license")(incorporated by reference to Exhibit 10.8 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.30

Amendment to Licensed Publisher Agreement, dated as of April 1, 2000, between Sony Computer Entertainment America Inc. and Activision, Inc. ("Playstation2 license") (incorporated by reference to Exhibit 10.9 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.31

Playstation 2 Licensed Publisher Agreement, dated as of March 23, 2001, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.10 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.32

Amendment I dated April 1, 2004 to employment agreement dated March 1, 2002, between Combined Distribution (Holdings) Limited and Richard Steele (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.33

Amendment I dated April 29, 2004 to employment agreement dated April 1, 2002, between Activision and Michael Rowe (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.34

Amendment I dated February 27, 2003 to employment agreement dated July 22, 2002, between Activision and Ron Doornink (incorporated by reference to Exhibit 10.34 of Activision’s Form 10-K for the year ended March 31, 2005).

10.35

Amendment II dated June 1, 2004 to employment agreement dated July 22, 2002, between Activision and Ron Doornink (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.36	Form of Stock Option Certificate under the 1998 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.37	Form of Stock Option Certificate under the 1999 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.2 of Activision’s Form 8-K, filed May 31, 2005).

10.38	Form of Stock Option Agreement under the 2001 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form 8-K, filed May 31, 2005).

10.39	Form of Stock Option Agreement under the 2002 Executive Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.4 of Activision’s Form 8-K, filed May 31, 2005).

10.40	Form of Stock Option Agreement under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.5 of Activision’s Form 8-K, filed May 31, 2005).

10.41	Form of Stock Option Agreement (Executive) under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.40 of Activision’s Form 10-K for the year ended March 31, 2005).

10.42

Form of Stock Option Agreement (Non-Executive) under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.41 of Activision’s Form 10-K for the year ended March 31, 2005).

10.43

Confidential License Agreement for the Nintendo DS (Western Hemisphere), dated as of October 11, 2004, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.42 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.44

First Amendment to the Confidential License Agreement for Game Boy Advance (Western Hemisphere) dated as of May 10, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.43 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.45

First Renewal License Agreement for the Game Boy Advance Video Game System (EEA, Australia, and New Zealand) dated September 14, 2004, between Nintendo Co., LTD. and Activision, Inc. (incorporated by reference to Exhibit 10.44 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.46

First Amendment to the Confidential License Agreement for Nintendo GameCube (Western Hemisphere) dated November 9, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.45 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.47

PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated September 15, 2004, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.46 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.48

Amendment to the Xbox Publisher Licensing Agreement dated as of March 1, 2005, between Microsoft Licensing, GP, and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.47 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.49

Amendment dated March 30, 2005 to the Employment Agreement dated November 20, 2002 between Activision and George Rose (incorporated by reference to Exhibit 10.51 of Activision’s Form 10-K for the year ended March 31, 2005).

10.50

Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of October 25, 2004, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended December 31, 2005).*

10.51

Amendment to Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of December 15, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended December 31, 2005).*

10.52	Activision, Inc. Amended and Restated 2003 Incentive Plan, effective as of July 26, 2005 (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.53

Employment Agreement dated June 15, 2005 between Michael Griffith and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.54	Stock Option Agreement dated June 15, 2005 between Michael Griffith and Activision, Inc (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.55	Restricted Stock Agreement dated June 15, 2005 between Michael Griffith and Activision, Inc (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.56

Amendment dated June 15, 2005 to employment agreement dated July 22, 2002, as previously amended by that certain letter agreement dated June 1, 2004 between Activision and Ronald Doornink (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.57

Employment Agreement dated September 9, 2005 between Thomas Tippl and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.58	Stock Option Agreement dated October 3, 2005 between Thomas Tippl and Activision, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.59

Restricted Stock Agreement dated October 3, 2005 between Thomas Tippl and Activision, Inc (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.60

Employment Agreement dated May 10, 2005 between Charles J. Huebner and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.61

Employment Agreement dated March 2, 2005 between Robin Kaminsky and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.62

Employment Agreement dated December 6, 2005 between Stephen G. Wereb and Activision Publishing, Inc (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.63	Chart of Compensation to Non-Employee Directors (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.64

PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated September 27, 2005, between Sony Computer Entertainment Europe Limited and Activision UK Limited (previously filed as Exhibit 10.60 to Activision’s Form 10-K for the fiscal year ended March 31, 2006 filed on June 9, 2006).*

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

Date: May 25, 2007

ACTIVISION, INC.

By:	/s/ Michael Griffith
Michael Griffith
President and Chief Executive Officer,
Activision Publishing, Inc.
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert A. Kotick	Chairman, Chief Executive Officer,	May 25, 2007
	(Robert A. Kotick)	Activision, Inc., and Director

By:	/s/ Brian G. Kelly	Co-Chairman and Director	May 25, 2007
(Brian G. Kelly)

By:	/s/ Michael Griffith	President and Chief Executive Officer,	May 25, 2007
	(Michael Griffith)	Activision Publishing, Inc. (Principal Executive Officer)

By:	/s/ Thomas Tippl	Chief Financial Officer,	May 25, 2007
	(Thomas Tippl)	Activision Publishing, Inc. (Principal Financial and Accounting Officer)

By:	/s/ Robert J. Corti	Director	May 25, 2007
(Robert J. Corti)

By:	/s/ Ronald Doornink	Director	May 25, 2007
(Ronald Doornink)

By:	/s/ Barbara S. Isgur	Director	May 25, 2007
(Barbara S. Isgur)

By:	/s/ Robert J. Morgado	Director	May 25, 2007
(Robert J. Morgado)

By:	/s/ Peter J. Nolan	Director	May 25, 2007
(Peter J. Nolan)

By:	/s/ Richard Sarnoff	Director	May 25, 2007
(Richard Sarnoff)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Activision, Inc.:

We have completed integrated audits of Activision, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Activision, Inc. and its subsidiaries at March 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006, 2005 and 2004 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting (Restated) appearing under Item 9A, that Activision, Inc. did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of not maintaining effective controls over the accounting for and disclosure of stock-based compensation expense, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment as of March 31, 2006.  The Company did not maintain effective controls over the accounting for and disclosure of stock-based compensation expense.  Specifically, effective controls, including monitoring, were not maintained to ensure the accuracy and valuation of the Company’s stock-based compensation transactions related to the granting and modification of stock options.  This control deficiency resulted in the misstatement of stock-based compensation expense, income tax expense, retained earnings, additional paid-in capital, and deferred tax asset accounts, and related financial disclosures and in the restatement of the Company’s consolidated financial statements for the fiscal years 2006, 2005 and 2004, each of the quarters of fiscal 2006 and 2005, the first quarter of fiscal 2007, and in adjustments to the interim consolidated financial statements for the second, third, and fourth quarters of fiscal 2007.  Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness in internal control over financial reporting.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of March 31, 2006.  Management subsequently determined that the material weakness described above existed as of March 31, 2006.  Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that Activision, Inc. did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Activision, Inc. has not maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Los Angeles, California
June 9, 2006, except for the restatement described in Note 2 to the consolidated financial statements and the matter described in the third paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is May 25, 2007.

Part II.  Financial Information.
Item 8.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of March 31,
	2006	2005
	As restated (1)	As restated (1)

Assets

Current assets:
Cash and cash equivalents	$354,331	$313,608
Short-term investments	590,629	527,256
Accounts receivable, net of allowances of $98,253 and $69,191 at March 31, 2006 and 2005, respectively	28,782	109,144
Inventories	61,483	48,018
Software development	40,260	73,096
Intellectual property licenses	4,973	21,572
Deferred income taxes	9,664	6,760
Other current assets	25,933	23,010

Total current assets	1,116,055	1,122,464

Software development	20,359	18,518
Intellectual property licenses	82,073	14,154
Property and equipment, net	45,368	30,490
Deferred income taxes	52,545	26,997
Other assets	1,409	1,635
Goodwill	100,446	91,661

Total assets	$1,418,255	$1,305,919

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$88,994	$108,984
Accrued expenses	104,862	99,661

Total current liabilities	193,856	208,645

Other liabilities	1,776	—

Total liabilities	195,632	208,645

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at March 31, 2006 and 2005	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at March 31, 2006 and 2005	—	—
Common stock, $.000001 par value, 450,000,000 and 225,000,000 shares authorized, 277,020,898 and 268,040,831 shares issued and outstanding at March 31, 2006 and 2005, respectively	—	—
Additional paid-in capital	867,297	783,917
Retained earnings	341,990	301,739
Accumulated other comprehensive income	16,369	11,618
Unearned compensation	(3,033)	—

Total shareholders’ equity	1,222,623	1,097,274

Total liabilities and shareholders’ equity	$1,418,255	$1,305,919

(1) See Note 2 “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended March 31,
	2006	2005	2004
	As restated (1)	As restated (1)	As restated (1)

Net revenues	$1,468,000	$1,405,857	$947,656

Costs and expenses:
Cost of sales – product costs	734,874	658,949	475,541
Cost of sales – software royalties and amortization	147,822	123,800	59,744
Cost of sales – intellectual property licenses	57,666	62,197	31,862
Product development	132,651	87,776	99,838
Sales and marketing	283,395	230,299	128,904
General and administrative	96,366	63,228	47,230

Total costs and expenses	1,452,774	1,226,249	843,119

Income from operations	15,226	179,608	104,537

Investment income, net	30,630	13,092	6,175

Income before income tax provision	45,856	192,700	110,712

Income tax provision	5,605	57,643	36,614

Net income	$40,251	$135,057	$74,098

Basic earnings per share	$0.15	$0.54	$0.31

Weighted average common shares outstanding	273,177	250,023	236,887

Diluted earnings per share	$0.14	$0.49	$0.29

Weighted average common shares outstanding – assuming dilution	294,002	277,712	258,350

(1) See Note 2 “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended March 31, 2006, 2005, and 2004

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive	Unearned	Shareholders’
(In thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Compensation	Equity

Balance, March 31, 2003 – As previously reported	286,329	$—	$592,295	$130,564	(46,101)	$(121,685)	$(3,434)	$—	$597,740
Cumulative effect of restatement (1)	—	—	36,234	(37,980)	—	—	—	—	(1,746)
Balance, March 31, 2003, as restated (1)	286,329	—	628,529	92,584	(46,101)	(121,685)	(3,434)	—	595,994
Components of comprehensive income:
Net income for the year, as restated (1)	—	—	—	74,098	—	—	—	—	74,098
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(37)	—	(37)
Foreign currency translation adjustment	—	—	—	—	—	—	13,432	—	13,432
Total comprehensive income, as restated (1)								—	87,493
Issuance of common stock to employees	9,137	—	25,730	—	—	—	—	—	25,730
Issuance of common stock pursuant to warrants and common stock warrants	744	—	1,038	—	—	—	—	—	1,038
Stock-based compensation, as restated (1)			5,280						5,280
Tax benefit attributable to employee stock options and common stock warrants, as restated (1)	—	—	9,903	—	—	—	—	—	9,903
Structured stock repurchase transactions	—	—	(52,621)	—	—	—	—	—	(52,621)
Settlement of structured stock repurchase transactions	—	—	176,521	—	(3,051)	(10,000)	—	—	166,521
Issuance of common stock to effect business Combinations	459	—	3,246	—	—	—	—	—	3,246
Purchase of treasury shares	—	—	—	—	(3,373)	(12,443)	—	—	(12,443)

Balance, March 31, 2004, as restated (1)	296,669	—	797,626	166,682	(52,525)	(144,128)	9,961	—	830,141
Components of comprehensive income:
Net income for the year, as restated (1)	—	—	—	135,057	—	—	—	—	135,057
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(3,317)	—	(3,317)
Foreign currency translation adjustment	—	—	—	—	—	—	4,974	—	4,974
Total comprehensive income, as restated (1)								—	136,714
Issuance of common stock to employees	22,255	—	68,192	—	—	—	—	—	68,192
Issuance of common stock pursuant to warrants and common stock warrants	1,497	—	4,462	—	—	—	—	—	4,462
Stock-based compensation, as restated (1)			3,368						3,368
Tax benefit attributable to employee stock options and common stock warrants, as restated (1)	—	—	53,206	—	—	—	—	—	53,206
Issuance of common stock to effect business combinations	145	—	1,191	—	—	—	—	—	1,191
Retirement of treasury shares	(52,525)	—	(144,128)	—	52,525	144,128	—	—	—

Balance, March 31, 2005, as restated (1)	268,041	—	783,917	301,739	—	—	11,618	—	1,097,274
Components of comprehensive income:
Net income for the year, as restated (1)	—	—	—	40,251	—	—	—	—	40,251
Unrealized appreciation on short-term investments	—	—	—	—	—	—	10,576	—	10,576
Foreign currency translation adjustment	—	—	—	—	—	—	(5,825)	—	(5,825)
Total comprehensive income, as restated (1)								—	45,002
Issuance of common stock to employees	8,782	—	45,188	—	—	—	—	—	45,188
Stock-based compensation, as restated (1)			2,632						2,632
Restricted stock grant	—	—	3,500	—	—	—	—	(3,500)	—
Cash distribution for fractional shares	(7)	—	(100)	—	—	—	—	—	(100)
Amortization of unearned compensation	—	—	—	—	—	—	—	467	467
Tax benefit attributable to employee stock options and common stock warrants, as restated (1)	—	—	29,367	—	—	—	—	—	29,367
Issuance of common stock to effect business Combinations	205	—	2,793	—	—	—	—	—	2,793

Balance, March 31, 2006, as restated (1)	277,021	$—	$867,297	$341,990	—	$—	$16,369	$(3,033)	$1,222,623

(1) See Note 2 “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended March 31,
	2006	2005	2004
	As restated (1)	As restated (1)	As restated (1)

Cash flows from operating activities:

Net income	$40,251	$135,057	$74,098
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(28,453)	(674)	15,998
Depreciation and amortization	14,634	10,702	10,795
Realized gain on sale of short term investments	(4,297)	(471)	(21)
Amortization and write-offs of capitalized software development costs and intellectual property licenses	173,602	134,799	87,922
Amortization of stock compensation expenses	3,099	3,368	5,280
Tax benefit of stock options and warrants exercised	29,367	53,206	9,903
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	80,405	(46,527)	(42,497)
Inventories	(13,465)	(21,591)	(6,850)
Software development and intellectual property licenses	(193,927)	(126,938)	(115,202)
Other assets	(2,038)	1,543	(5,232)
Accounts payable	(19,985)	35,413	23,005
Accrued expenses and other liabilities	6,814	37,422	10,204

Net cash provided by operating activities	86,007	215,309	67,403

Cash flows from investing activities:

Cash used in business acquisitions (net of cash acquired)	(6,890)	(21,382)	(3,480)
Capital expenditures	(30,406)	(14,941)	(11,976)
Increase in restricted cash	(7,500)	—	—
Purchase of short-term investments	(242,568)	(868,723)	(703,400)
Proceeds from sales and maturities of short-term investments	201,568	761,150	548,701

Net cash used in investing activities	(85,796)	(143,896)	(170,155)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees and common stock pursuant to warrants	45,088	72,654	26,483
Notes payable, net	—	—	(2,818)
Purchase of structured stock repurchase transactions	—	—	(52,621)
Settlement of structured stock repurchase transactions	—	—	166,521
Purchase of treasury stock	—	—	(19,996)

Net cash provided by financing activities	45,088	72,654	117,569

Effect of exchange rate changes on cash	(4,576)	4,421	11,195

Net increase in cash and cash equivalents	40,723	148,488	26,012

Cash and cash equivalents at beginning of period	313,608	165,120	139,108

Cash and cash equivalents at end of period	$354,331	$313,608	$165,120

(1) See Note 2 “Restatement of Consolidated Financial Statements.”

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

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents include cash, money markets, and short-term investments with original maturities of not more than 90 days

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

Stock-Based Compensation and Pro Forma Information

Under SFAS No. 123 “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of stock options and other stock-based compensation in accordance with either the fair value method specified in SFAS No. 123 or in accordance with the intrinsic value method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based award’s exercise price.  If the grant date stock price exceeds the exercise price, then the intrinsic value is equal to the positive difference between these two values.  At March 31, 2006, we maintained several stock-based employee compensation plans, which are described more fully in Note 15. We account for those plans under the recognition and measurement principles of APB No. 25 and related Interpretations.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	For the years ended March 31,
	2006	2005	2004
	As restated (1)	As restated (1)	As restated (1)
Net income, as reported	$40,251	$135,057	$74,098
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,589	2,313	3,809
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,175)	(14,233)	(20,646)

Pro forma net income	$25,665	$123,137	$57,261

Earnings per share

Basic – as reported	$0.15	$0.54	$0.31
Basic – pro forma	$0.09	$0.49	$0.24

Diluted – as reported	$0.14	$0.49	$0.29
Diluted – pro forma	$0.09	$0.44	$0.22

(1) See Note 2 “Restatement of Consolidated Financial Statements.”

For disclosure purposes, prior to April 1, 2005, the fair value of options granted was estimated at the date of grant using the Modified Black-Scholes option pricing model as specified in SFAS No. 123. As of April 1, 2005, we switched to a binomial-lattice model to estimate the fair value of options granted from that date forward.  The fair value of options granted in the years ended March 31, 2006, 2005, and 2004 has been estimated at the date of grant using the following weighted average assumptions:

	Employee and Director Options and Warrants			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004

Expected life (in years)	5	3	4	0.5	0.5	0.5
Risk free interest rate	5.17%	3.25%	2.01%	3.05%	2.66%	1.75%
Volatility	48%	48%	49%	42%	46%	51%
Dividend yield	—	—	—	—	—	—

Both the binomial-lattice model and the Black-Scholes option pricing model require the input of highly subjective assumptions, including the expected stock price volatility.  To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R (“Statement No. 123(R), Share-Based Payment”).  These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility.  Based on these methods, for options granted during the quarters in the year ended March 31, 2006, the expected stock price volatility ranged from 40% to 55%, with a weighted average volatility of 48% for options granted during the quarters in the year ended March 31, 2006.  For the Black-Scholes option pricing model used for options granted in each of the quarters in the year ended March 31, 2005, the historical stock price volatility used was based on weekly stock price observation, using an average of the high and low stock prices of our common stock, which resulted in an expected stock price volatility ranging from 45% to 48%.  For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically depend on options granted in both the current period and prior periods.

For options granted during fiscal 2006, 2005, and 2004, the per share weighted average fair value of options was $5.09, $3.06, and $1.73, respectively.  The per share weighted average estimated fair value of Employee Stock Purchase Plan shares granted during the years ended March 31, 2006, 2005, and 2004 was $3.11, $1.59, and $0.85, respectively.

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

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee.  Additionally, in October 2005 we issued the rights to 96,712 shares of restricted stock to an employee.  These shares vest over a five-year period and remain subject to forfeiture if vesting conditions are not met.  The fair value of these shares when issued was approximately $12.84 and $15.51 per share, respectively, and resulted in increases in “Additional paid-in capital” and “Unearned compensation” of $2.0 million and $1.5 million on the respective balance sheets at the times of grant.  We reduce unearned compensation and recognize compensation expense over the vesting periods.  For the year ended March 31, 2006, we recorded expense related to these shares of approximately $467,000 in “General and administrative” on the accompanying statements of operations.

2.     Restatement of Consolidated Financial Statements

The restatement reflects the findings of the Special Subcommittee of independent members of our Board of Directors, which was established in July 2006 to review our historical stock option granting practices.

Background of Review:  In June 2006, two investment companies published reports analyzing companies in the video game publishing industry (including the Company) for potentially problematic option grants. In response to these reports, we directed Bryan Cave LLP, which was then our outside counsel, to review historic stock option grants to our senior executive officers, including grants identified in the published investment company reports, and to compile materials relating to such grants.  In July 2006, two stockholder derivative lawsuits were filed against certain of our current and former officers and directors alleging improprieties in our issuance of stock options.  On July 25, 2006, the Board approved the appointment of a Special Subcommittee of independent directors to conduct a comprehensive independent review of our practices and policies relating to the granting of stock options (the “Special Subcommittee”).

Scope of Review:  On or about August 4, 2006, the Special Subcommittee retained the law firm of Munger Tolles & Olson LLP to serve as counsel to the Special Subcommittee and to assist the Special Subcommittee in conducting its review.  Counsel to the Special Subcommittee thereafter retained Deloitte & Touche USA LLP (“Deloitte”), an independent registered public accounting firm, to assist in a review of facts and circumstances regarding our historical stock option grants and to advise Special Subcommittee counsel on accounting issues with respect to the stock option grants.

The Special Subcommittee’s review covered facts, circumstances and timing of stock option grants made by the Company from fiscal 1992 to fiscal 2006 and analyzed the nature and extent of issues associated with our stock option practices during that period.  The Special Subcommittee reviewed 4,849 grants covering 204,230,604 shares, or about 86% of the 237,756,486 options granted in the period reviewed.

Findings:  The Special Subcommittee reviewed 4,849 option grants covering 204,230,604 shares and found that 3,450 grants covering 148,747,202 shares required measurement date corrections.  Of the options found to require measurement date corrections, a majority – covering approximately 88,250,000 shares, were granted to non-officer employees or former officers of the Company, while options covering approximately 60,500,000 shares were granted to current officers and directors.

A majority of the grants requiring measurement date corrections (measured by number of shares) occurred on 16 dates over the 15-year period.  Twelve annual grants, covering 29,423,701 shares, were found to require measurement date corrections, including almost 100% of the options included in the annual grants made in the 10 calendar years 1996 through 2005 and approximately 5.9% of the annual grants made in calendar year 2006 (covering 24.3% of the shares covered by the 2006 annual grants).  In addition, acquisition grants covering 4,656,491 shares were found to require measurement date corrections.  The remaining grants requiring measurement date corrections (covering approximately 114,667,010 shares), consisted of various employment service related grants over the 15-year period, which included employment contract related grants (new contracts or the renewal of existing contracts), new hire grants, promotion grants, merit and bonus grants, and retention incentive grants.

The need for these measurement date corrections arose from failure to understand and apply the correct accounting rules, failure to establish and maintain adequate procedures and controls, failure on certain occasions to appreciate the implications of available information, and insufficient finality and documentation.  As a result, the exercise prices for certain options were affected by selection of grant dates with hindsight, which led to errors in the determination of measurement dates, and we did not correctly account for modifications and repricings after initial grant dates.

Determination of Measurement Dates:  According to APB No. 25, the measurement date is the first date on which proper approval is obtained and all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.  To correct the grant date inaccuracies, we re-determined the measurement date based on the date when all APB No. 25 criteria were satisfied.  In re-determining the most appropriate measurement date of an option grant, we considered meeting minutes and other documents of our Board of Directors, including minutes of the Compensation Committee, in addition to the following data:

•                  reports on Form 4 filed with the SEC;

•                  personnel files;

•                  payroll records;

•                  information obtained in interviews with various current and former Company employees and members of our Board of Directors;

•                  various records maintained by our human resources department;

•                  contemporaneous emails; and

•                  the date on which such grants were entered into the Company’s stock option system (“option entry date”) and thereby constructively communicated to each recipient via each recipient’s individual stock option account as administered by a third-party on-line broker.

For grants where there was not sufficient evidence and documentation to support the original measurement date or to determine the precise date when the number of options and exercise price were finalized, we used all available relevant information to form a reasonable conclusion as to the most likely measurement date for such option grants.

Over the 15 year review period covering from fiscal year 1992 through fiscal year 2006, over 80% of all grants representing over 90% of all shares, were either individually reviewed (such as an employment contract grant) or were reviewed as a separate block of grants (such as annual grants or acquisition related grants) or as an identifiable category of grants with common characteristics.  The remaining 1,489 grants, representing less than 8% of all shares, were not individually reviewed and did not appear to have any unusual pricing or other characteristics indicating a need for full individual review.  Sampling and other analysis indicated that these remaining grants consisted of grants to “rank-and-file” employees, largely in the categories of employment contract, bonus, and other miscellaneous grants.  These remaining grants, for the most recent 5 year period from fiscal year 2002 through fiscal year 2006, represented 4,953,230 shares and 2% of all the shares granted during the entire 15 year review period.  Various analytics and sensitivities were performed to determine whether these remaining grants had any unique pricing or other characteristics.  None were identified.  For perspective as a sensitivity analysis, if the high market price, between the option grant date and the option entry date (the date on which such grants were entered into the Company’s stock option system and available to employees), was used as an alternative measurement date price for a sampling of grants based on distribution patterns and price ranges, the total additional pre-tax compensation expense would be approximately $2.5 million spread over a period from fiscal year 1994 through fiscal year 2006, and approximately $1.3 million of pre-tax expense would impact the five most recent fiscal years from 2002 through 2006.  Given the immaterial number of shares and limited potential income statement impact, along with the absence of unique pricing or other characteristics, additional review procedures were not deemed necessary for these remaining grants and were therefore not applied, and no change was made to the original grant date as the measurement date.

The following is a summary of the primary stock-option accounting errors underlying this restatement and their impact in key categories of option grants.

Grant Dates and Exercise Prices Based on Employment Service Related “Business Events” Insufficient to Support Reported Measurement Date

A large number of the grants requiring measurement date corrections were made in connection with employment service related “business events” (including employment contracts for both new hires and contract renewals for existing employees).  In many instances, the Special Subcommittee determined that the lowest price was chosen from among several alternative dates, on the theory that it was permissible to use a date that was tied to a “business event,” such as the date negotiations commenced, the date of a handshake agreement, the date that an employee began working for the Company, or the date that the contract was signed by the employee.  These grants account for approximately $34.5 million, or about 52% of the total of approximately $66.7 million in additional pre-tax stock-based compensation expense related to measurement date corrections.

Annual Grants Affected by Insufficient Finality and Documentation and Selection of Dates with Hindsight

Annual grants were issued to a large number of employees each year (typically in April) and were made at the lowest or second-lowest price of the month in which they were granted from calendar year 1997 through calendar year 2003.  The Special Subcommittee found evidence that the dates of some or all of these grants were chosen in late April or early May and were therefore affected by selection of dates with hindsight, and that required details of various annual grants did not have the required level of finality, including completion of allocations of options to individual employees, or were not supported by sufficient documentation until after the reported grant date.  In total, twelve annual grants, covering 29,423,701 shares, were found to require measurement date corrections, including almost 100% of the options included in the annual grants made for the 10 calendar years 1996 through 2005 and approximately 5.9% of the annual grants made for calendar year 2006 (covering 24.3% of the shares covered by the calendar year 2006 annual grants).  Annual grants account for approximately $18.7 million or approximately 28% of the additional pre-tax stock-based compensation expense recorded by the Company in the restated financial statements included in this report.

Grants Affected by Modifications after Initial Grant Date

 Certain grants were modified after the initial grant date, but the Company did not account correctly for the modification in accordance with APB No. 25.  The modifications included the acceleration of vesting, the continuation of the vesting period of options of terminated employees or the extension of the post-service exercise period for vested stock options of terminated employees.  Modifications were made to 337 option grants that were not accounted for in accordance with APB No. 25. We recorded approximately $10.0 million additional pre-tax stock-based compensation expense to properly account for these modifications, or about 15% of the total additional pre-tax expense recorded.

Grants Affected by Repricings after Initial Grant Date

Certain grants (mostly relating to employment service related grants on three dates) were repriced after the initial grant date, but the Company did not account correctly for the repricing.  Such repricings are considered a modification of an award and require the application of variable accounting.  In accordance with the provisions of Financial Accounting Standard Board Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation,” we determined that we should have recorded an additional $3.5 million in stock-based compensation expense related to these grants in the restated financial statements included in this report, or approximately 5% of the additional pre-tax stock-based compensation expense recorded by the Company in the restated financial statements included in this report.

Impact.  We have recorded approximately $66.7 million in additional pre-tax stock-based compensation expense for the thirteen year period from April 1, 1993 through March 31, 2006 in accordance with APB No. 25.  The additional stock-based compensation expense is amortizable over the service period relating to each option, typically three to five years, with approximately two-thirds of the total expense being recorded in or before fiscal 2002.  Separately, the restatement reflects an additional $1.7 million pre-tax charge ($1.1 million after-tax) related to recently identified insufficient payroll tax withholdings in fiscal 2005.  The additional pre-tax stock-based compensation expense and payroll tax withholdings charge are included in the table below.  There was no previously recorded stock-based compensation expense under APB No. 25, during the periods from fiscal 1994 through 2003, other than the amounts now recorded under this restatement.  Additional stock-based compensation expense will be recorded in periods subsequent to March 31, 2006,  pursuant to the provisions of  SFAS No. 123R.

Years ended March 31,	Total additional compensation expense	2006	2005		2004	Cumulative effect at April 1, 2003	2003	2002

Net income, as previously reported		$41,899	$138,335		$77,715

Additional compensation expense resulting from improper measurement dates for stock option grants (1)	$68,351	2,731	4,963	(1)	5,280	$55,377	$10,156	$22,017

Tax related effects	(21,828)	(1,083)	(1,685)		(1,663)	(17,397)	(2,979)	(6,732)

Total effect on net income	$46,523	1,648	3,278		3,617	$37,980	$7,177	$15,285

Net income, as restated		$40,251	$135,057		$74,098

(1) Also includes $1.7 million charge for insufficient payroll tax withholdings in fiscal 2005.

Years ended March 31,	2001	2000	1999	1998	1997	1996	1995	1994

Additional compensation expense resulting from improper measurement dates for stock option grants	$3,816	$5,267	$2,384	$3,884	$4,785	$2,919	$110	$39

Tax related effects	(1,281)	(1,598)	(746)	(1,392)	(1,879)	(740)	(37)	(13)

Total effect on net income	$2,535	$3,669	$1,638	$2,492	$2,906	$2,179	$73	$26

The cumulative effect of all the restatement adjustments to our Consolidated Balance Sheet as of March 31, 2003 resulted in a decrease in retained earnings of $38.0 million, an increase in additional paid-in capital of $36.2 million, and a decrease in deferred tax assets of $1.8 million.

Certain Tax Consequences:  Certain stock options were granted with an exercise price lower than the fair market value on the actual measurement dates, with vesting occurring after December 31, 2004, which resulted in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code.  Section 409A subjects the option holders to additional income tax, penalties and interest on the value of the options deferred and, in certain cases, exercised each year.  We do not have any tax liability associated with Section 409A. On January 29, 2007, the Company communicated to its  non-executive officer employees, who hold  options subject to Section 409A, that the Company is committed to ensuring that they suffer no financial harm as a result of issues arising under Section 409A.    For options that have already been exercised by non-executive officer employees, that are subject to Section 409A consequences, the Company has elected to  participate in the Internal Revenue Service program described in IRS Announcement 2007-18 pursuant to which the Company was able to pay the Section 409A taxes on behalf of its non-executive officer employees, and has incurred $7.3 million in additional pre-tax compensation expense in the fiscal quarter ending March 31, 2007, in absorbing these related costs on behalf of these employees. With respect to unexercised options subject to Section 409A held by such current and former non-executive officer employees, the Company intends to take steps to eliminate their Section 409A tax liability consistent with Internal Revenue Service guidance, and this will likely result in additional future compensation expense to the Company once these actions occur.

The following tables reflect the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on:

•                  the consolidated statements of operations for the years ended March 31, 2006, 2005 and 2004.

•                  the consolidated balance sheets as of March 31, 2006 and 2005.

•                  the consolidated statements of cash flows for the years ended March 31, 2006, 2005 and 2004.

•                  the pro forma information required by SFAS No. 123 for the years ended March 31, 2006, 2005 and 2004.

Consolidated Balance Sheets	As of March 31, 2006
(in thousands)	As previously reported	Adjustments	As restated
Assets

Current assets:
Cash and cash equivalents	$354,331	$—	$354,331
Short-term investments	590,629	—	590,629
Accounts receivable, net of allowances of $98,253	28,782	—	28,782
Inventories	61,483	—	61,483
Software development	40,260	—	40,260
Intellectual property licenses	4,973	—	4,973
Deferred income taxes	9,664	—	9,664
Other current assets	25,933	—	25,933

Total current assets	1,116,055	—	1,116,055

Software development	20,359	—	20,359
Intellectual property licenses	82,073	—	82,073
Property and equipment, net	45,368	—	45,368
Deferred income taxes	53,813	(1,268)	52,545
Other assets	1,409	—	1,409
Goodwill	100,446	—	100,446

Total assets	$1,419,523	$(1,268)	$1,418,255

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$88,994	$—	$88,994
Accrued expenses	103,169	1,693	104,862

Total current liabilities	192,163	1,693	193,856

Other liabilities	1,776	—	1,776

Total liabilities	193,939	1,693	195,632

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at March 31, 2006	—	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at March 31, 2006	—	—	—
Common stock, $.000001 par value, 450,000,000 shares authorized, 277,020,898 shares issued and outstanding at March 31, 2006	—	—	—
Additional paid-in capital	823,735	43,562	867,297
Retained earnings	388,513	(46,523)	341,990
Accumulated other comprehensive income	16,369	—	16,369
Unearned compensation	(3,033)	—	(3,033)

Total shareholders’ equity	1,225,584	(2,961)	1,222,623

Total liabilities and shareholders’ equity	$1,419,523	$(1,268)	$1,418,255

Consolidated Balance Sheets	As of March 31, 2005
(in thousands)	As previously reported	Adjustments	As restated
Assets

Current assets:
Cash and cash equivalents	$313,608	$—	$313,608
Short-term investments	527,256	—	527,256
Accounts receivable, net of allowances of $69,191	109,144	—	109,144
Inventories	48,018	—	48,018
Software development	73,096	—	73,096
Intellectual property licenses	21,572	—	21,572
Deferred income taxes	6,760	—	6,760
Other current assets	23,010	—	23,010

Total current assets	1,122,464	—	1,122,464

Software development	18,518	—	18,518
Intellectual property licenses	14,154	—	14,154
Property and equipment, net	30,490	—	30,490
Deferred income taxes	28,041	(1,044)	26,997
Other assets	1,635	—	1,635
Goodwill	91,661	—	91,661

Total assets	$1,306,963	$(1,044)	$1,305,919

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$108,984	$—	$108,984
Accrued expenses	98,067	1,594	99,661

Total current liabilities	207,051	1,594	208,645

Other liabilities	—	—	—

Total liabilities	207,051	1,594	208,645

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at March 31, 2005	—	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at March 31, 2005	—	—	—
Common stock, $.000001 par value, 225,000,000 shares authorized, 268,040,831 shares issued and outstanding at March 31, 2005	—	—	—
Additional paid-in capital	741,680	42,237	783,917
Retained earnings	346,614	(44,875)	301,739
Accumulated other comprehensive income	11,618	—	11,618
Unearned compensation	—	—	—

Total shareholders’ equity	1,099,912	(2,638)	1,097,274

Total liabilities and shareholders’ equity	$1,306,963	$(1,044)	$1,305,919

	For the year ended March 31, 2006
Consolidated Statments of Operations (in thousands, except per share data)	As previously reported	Adjustments	As restated

Net revenues	$1,468,000	$—	$1,468,000

Costs and expenses:
Cost of sales – product costs	734,874	—	734,874
Cost of sales – software royalties and amortization	147,822	—	147,822
Cost of sales – intellectual property licenses	57,666	—	57,666
Product development	131,782	869	132,651
Sales and marketing	283,220	175	283,395
General and administrative	94,679	1,687	96,366

Total costs and expenses	1,450,043	2,731	1,452,774

Income from operations	17,957	(2,731)	15,226

Investment income, net	30,630	—	30,630

Income before income tax provision	48,587	(2,731)	45,856

Income tax provision	6,688	(1,083)	5,605

Net income	$41,899	$(1,648)	$40,251

Basic earnings per share	$0.15	$—	$0.15

Weighted average common shares outstanding	273,177	—	273,177

Diluted earnings per share	$0.14	$—	$0.14

Weighted average common shares outstanding – assuming dilution	299,437	(5,435)	294,002

	For the year ended March 31, 2005
Consolidated Statements of Operations (in thousands, except per share data)	As previously reported	Adjustments	As restated

Net revenues	$1,405,857	$—	$1,405,857

Costs and expenses:
Cost of sales – product costs	658,949	—	658,949
Cost of sales – software royalties and amortization	123,800	—	123,800
Cost of sales – intellectual property licenses	62,197	—	62,197
Product development	86,543	1,233	87,776
Sales and marketing	230,058	241	230,299
General and administrative	59,739	3,489	63,228

Total costs and expenses	1,221,286	4,963	1,226,249

Income from operations	184,571	(4,963)	179,608

Investment income, net	13,092	—	13,092

Income before income tax provision	197,663	(4,963)	192,700

Income tax provision	59,328	(1,685)	57,643

Net income	$138,335	$(3,278)	$135,057

Basic earnings per share	$0.55	$(0.01)	$0.54

Weighted average common shares outstanding	250,023	—	250,023

Diluted earnings per share	$0.50	$(0.01)	$0.49

Weighted average common shares outstanding – assuming dilution	278,860	(1,148)	277,712

	For the year ended March 31, 2004
Consolidated Statements of Operations (in thousands, except per share data)	As previously reported	Adjustments	As restated

Net revenues	$947,656	$—	$947,656

Costs and expenses:
Cost of sales – product costs	475,541	—	475,541
Cost of sales – software royalties and amortization	59,744	—	59,744
Cost of sales – intellectual property licenses	31,862	—	31,862
Product development	97,859	1,979	99,838
Sales and marketing	128,221	683	128,904
General and administrative	44,612	2,618	47,230

Total costs and expenses	837,839	5,280	843,119

Income from operations	109,817	(5,280)	104,537

Investment income, net	6,175	—	6,175

Income before income tax provision	115,992	(5,280)	110,712

Income tax provision	38,277	(1,663)	36,614

Net income	$77,715	$(3,617)	$74,098

Basic earnings per share	$0.33	$(0.02)	$0.31

Weighted average common shares outstanding	236,887	—	236,887

Diluted earnings per share	$0.30	$(0.01)	$0.29

Weighted average common shares outstanding – assuming dilution	257,588	762	258,350

	For the year ended March 31, 2006
Consolidated Statements of Cash Flows (in thousands)	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income	$41,899	$(1,648)	$40,251
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(28,677)	224	(28,453)
Depreciation and amortization	14,634	—	14,634
Realized gain on sale of short term investments	(4,297)	—	(4,297)
Amortization and write-offs of capitalized software development costs and intellectual property licenses	173,602	—	173,602
Amortization of stock compensation expenses	467	2,632	3,099
Tax benefit of stock options and warrants exercised	30,674	(1,307)	29,367
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	80,405	—	80,405
Inventories	(13,465)	—	(13,465)
Software development and intellectual property licenses	(193,927)	—	(193,927)
Other assets	(2,038)	—	(2,038)
Accounts payable	(19,985)	—	(19,985)
Accrued expenses and other liabilities	6,715	99	6,814
Net cash provided by operating activities	86,007	—	86,007
Cash flows from investing activities:
Cash used in business acquisitions (net of cash acquired)	(6,890)	—	(6,890)
Capital expenditures	(30,406)	—	(30,406)
Increase in restricted cash	(7,500)	—	(7,500)
Purchase of short-term investments	(242,568)	—	(242,568)
Proceeds from sales and maturities of short-term investments	201,568	—	201,568
Net cash used in investing activities	(85,796)	—	(85,796)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees and common stock pursuant to warrants	45,088	—	45,088
Notes payable, net	—	—	—
Purchase of structured stock repurchase transactions	—	—	—
Settlement of structured stock repurchase transactions	—	—	—
Purchase of treasury stock	—	—	—
Net cash provided by financing activities	45,088	—	45,088
Effect of exchange rate changes on cash	(4,576)	—	(4,576)
Net increase in cash and cash equivalents	40,723	—	40,723
Cash and cash equivalents at beginning of period	313,608	—	313,608
Cash and cash equivalents at end of period	$354,331	—	$354,331

	For the year ended March 31, 2005
Consolidated Statements of Cash Flows (in thousands)	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income	$138,335	$(3,278)	$135,057
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	878	(1,552)	(674)
Depreciation and amortization	10,702	—	10,702
Realized gain on sale of short term investments	(471)	—	(471)
Amortization and write-offs of capitalized software development costs and intellectual property licenses	134,799	—	134,799
Amortization of stock compensation expenses	—	3,368	3,368
Tax benefit of stock options and warrants exercised	53,337	(131)	53,206
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(46,527)	—	(46,527)
Inventories	(21,591)	—	(21,591)
Software development and intellectual property licenses	(126,938)	—	(126,938)
Other assets	1,543	—	1,543
Accounts payable	35,413	—	35,413
Accrued expenses and other liabilities	35,829	1,593	37,422
Net cash provided by operating activities	215,309	—	215,309
Cash flows from investing activities:
Cash used in business acquisitions (net of cash acquired)	(21,382)	—	(21,382)
Capital expenditures	(14,941)	—	(14,941)
Increase in restricted cash	—	—	—
Purchase of short-term investments	(868,723)	—	(868,723)
Proceeds from sales and maturities of short-term investments	761,150	—	761,150
Net cash used in investing activities	(143,896)	—	(143,896)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees and common stock pursuant to warrants	72,654	—	72,654
Notes payable, net	—	—	—
Purchase of structured stock repurchase transactions	—	—	—
Settlement of structured stock repurchase transactions	—	—	—
Purchase of treasury stock	—	—	—
Net cash provided by financing activities	72,654	—	72,654
Effect of exchange rate changes on cash	4,421	—	4,421
Net increase in cash and cash equivalents	148,488	—	148,488
Cash and cash equivalents at beginning of period	165,120	—	165,120
Cash and cash equivalents at end of period	$313,608	$—	$313,608

	For the year ended March 31, 2004
Consolidated Statements of Cash Flows (in thousands)	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income	$77,715	$(3,617)	$74,098
Adjustments to reconcile net income to net cash provided by operating activities:		—
Deferred income taxes	15,147	851	15,998
Depreciation and amortization	10,795	—	10,795
Realized gain on sale of short term investments	(21)	—	(21)
Amortization and write-offs of capitalized software development costs and intellectual property licenses	87,922	—	87,922
Amortization of stock compensation expenses	—	5,280	5,280
Tax benefit of stock options and warrants exercised	12,417	(2,514)	9,903
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(42,497)	—	(42,497)
Inventories	(6,850)	—	(6,850)
Software development and intellectual property licenses	(115,202)	—	(115,202)
Other assets	(5,232)	—	(5,232)
Accounts payable	23,005	—	23,005
Accrued expenses and other liabilities	10,204	—	10,204
Net cash provided by operating activities	67,403	—	67,403
Cash flows from investing activities:
Cash used in business acquisitions (net of cash acquired)	(3,480)	—	(3,480)
Capital expenditures	(11,976)	—	(11,976)
Purchase of short-term investments	(703,400)	—	(703,400)
Proceeds from sales and maturities of short-term investments	548,701	—	548,701
Net cash used in investing activities	(170,155)	—	(170,155)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees and common stock pursuant to warrants	26,483	—	26,483
Notes payable, net	(2,818)	—	(2,818)
Purchase of structured stock repurchase transactions	(52,621)	—	(52,621)
Settlement of structured stock repurchase transactions	166,521	—	166,521
Purchase of treasury stock	(19,996)	—	(19,996)
Net cash provided by financing activities	117,569	—	117,569
Effect of exchange rate changes on cash	11,195	—	11,195
Net increase in cash and cash equivalents	26,012	—	26,012
Cash and cash equivalents at beginning of period	139,108	—	139,108
Cash and cash equivalents at end of period	$165,120	$—	$165,120

Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock option plans under the fair value method of SFAS No. 123.  The impact of the restatements on the pro forma information is as follows (in thousands, except per share data):

Pro Forma Information

	For the year ended March 31, 2006
	As previously reported	Adjustments	As restated
Net income, as reported	$41,899	$(1,648)	$40,251
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	1,589	1,589
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,939)	1,764	(16,175)

Pro forma net income	$23,960	$1,705	$25,665

Earnings per share

Basic – as reported	$0.15	$—	$0.15
Basic – pro forma	$0.09	$—	$0.09

Diluted – as reported	$0.14	$—	$0.14
Diluted – pro forma	$0.08	$0.01	$0.09

Pro Forma Information

	For the year ended March 31, 2005
	As previously reported	Adjustments	As restated
Net income, as reported	$138,335	$(3,278)	$135,057
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	64	2,249	2,313
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,435)	1,202	(14,233)

Pro forma net income	$122,964	$173	$123,137

Earnings per share

Basic – as reported	$0.55	$(0.01)	$0.54
Basic – pro forma	$0.49	$—	$0.49

Diluted – as reported	$0.50	$(0.01)	$0.49
Diluted – pro forma	$0.44	$—	$0.44

Pro Forma Information

	Fiscal Year Ended March 31, 2004
	As previously reported	Adjustments	As restated
Net income, as reported	$77,715	$(3,617)	$74,098
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	192	3,617	3,809
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18,303)	(2,343)	(20,646)

Pro forma net income	$59,604	$(2,343)	$57,261

Earnings per share

Basic – as reported	$0.33	$(0.02)	$0.31
Basic – pro forma	$0.25	$(0.01)	$0.24

Diluted – as reported	$0.30	$(0.01)	$0.29
Diluted – pro forma	$0.23	$(0.01)	$0.22

3.         Stock Splits

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

4.         Acquisitions

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

5.                          Cash, Cash Equivalents, and Short-Term Investments

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

6.                          Software Development Costs and Intellectual Property Licenses

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

7.                            Inventories

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

8.         Property and Equipment, Net

Property and equipment, net was comprised of the following (amounts in thousands):

	As of March 31,
	2006	2005

Land	$557	$592
Buildings	4,463	4,684
Leasehold improvements	18,904	9,391
Computer equipment	50,795	39,696
Office furniture and other equipment	18,480	14,560

Total cost of property and equipment	93,199	68,923

Less accumulated depreciation	(47,831)	(38,433)

Property and equipment, net	$45,368	$30,490

Depreciation expense for the years ended March 31, 2006, 2005, and 2004 was $14.2 million, $10.6 million, and $10.0 million, respectively.

9.         Goodwill

The changes in the carrying amount of goodwill were as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2004	$70,898	$5,595	$76,493

Goodwill acquired during the year	16,194	—	16,194
Issuance of contingent consideration	1,191	—	1,191
Adjustment-prior period purchase allocation	(2,384)	—	(2,384)
Effect of foreign currency exchange rates	—	167	167

Balance as of March 31, 2005	85,899	5,762	91,661

Goodwill acquired during the year	6,459	—	6,459
Issuance of contingent consideration	2,793	—	2,793
Adjustment-prior period purchase allocation	(260)	—	(260)
Effect of foreign currency exchange rates	203	(410)	(207)

Balance as of March 31, 2006	$95,094	$5,352	$100,446

10.      Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	As of March 31,
	2006	2005
	As restated	As restated
Accrued royalties payable	$8,961	$11,851
Accrued selling and marketing costs	24,637	17,521
Affiliate label program payable	1,121	20,605
Income tax payable	2,253	3,977
Accrued payroll related costs	33,434	24,046
Accrued customer payments	5,077	—
Accrued professional and legal costs	11,568	3,950
Other	17,811	17,711

Total accrued expenses	$104,862	$99,661

11.      Operations by Reportable Segments and Geographic Area

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

Information on the reportable segments for the three years ended March 31, 2006 is as follows (amounts in thousands):

	For the year ended March 31, 2006
	Publishing	Distribution	Total
	As restated	As restated	As restated

Total segment revenues	$1,154,663	$313,337	$1,468,000
Revenue from sales between segments	(131,631)	131,631	—

Revenues from external customers	$1,023,032	$444,968	$1,468,000

Operating income (loss)	$(6,715)	$21,941	$15,226

Total assets	$1,293,014	$125,241	$1,418,255

	For the year ended March 31, 2005
	Publishing	Distribution	Total
	As restated	As restated	As restated

Total segment revenues	$1,072,729	$333,128	$1,405,857
Revenue from sales between segments	(111,676)	111,676	—

Revenues from external customers	$961,053	$444,804	$1,405,857

Operating income	$155,863	$23,745	$179,608

Total assets	$1,173,866	$132,053	$1,305,919

	For the year ended March 31, 2004
	Publishing	Distribution	Total
	As restated	As restated	As restated

Total segment revenues	$665,732	$281,924	$947,656
Revenue from sales between segments	(67,859)	67,859	—

Revenues from external customers	$597,873	$349,783	$947,656

Operating income	$87,943	$16,594	$104,537

Total assets	$857,277	$108,943	$966,220

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

12.       Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	For the years ended March 31,
	2006	2005	2004
	As restated	As restated	As restated

Numerator:
Numerator for basic and diluted earnings per share - income available to common shareholders	$40,251	$135,057	$74,098

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	273,177	250,023	236,887

Effect of dilutive securities:
Employee stock options and stock purchase plan	20,232	26,398	20,392
Warrants to purchase common stock	593	1,291	1,071

Potential dilutive common shares	20,825	27,689	21,463

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	294,002	277,712	258,350

Basic earnings per share	$0.15	$0.54	$0.31

Diluted earnings per share	$0.14	$0.49	$0.29

Options to purchase approximately 993,000, 243,000, and 16,837,000 shares of common stock for the years ended March 31, 2006, 2005, and 2004, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

13.      Income Taxes

Domestic and foreign income before income taxes and details of the income tax provision are as follows (amounts in thousands):

	For the years ended March 31,
	2006	2005	2004
	As restated	As restated	As restated
Income (loss) before income taxes:
Domestic	$52,321	$169,572	$79,059
Foreign	(6,465)	23,128	31,653

	$45,856	$192,700	$110,712

Income tax expense (benefit):
Current:
Federal	$—	$(355)	$502
State	308	342	311
Foreign	4,383	5,126	9,899

Total current	4,691	5,113	10,712

Deferred:
Federal	(11,095)	4,346	14,879
State	(7,266)	(2,863)	(786)
Foreign	(10,092)	(2,159)	1,906

Total deferred	(28,453)	(676)	15,999

Add back benefit credited to additional paid-in capital:
Tax benefit related to stock option and warrant exercises	29,367	53,206	9,903

Income tax provision	$5,605	$57,643	$36,614

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

	For the years ended March 31,
	2006	2005	2004
	As restated	As restated	As restated

Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.3	2.8	2.3
Research and development credits	(36.2)	(6.6)	(8.4)
Decremental effect of foreign tax rates	(10.5)	(2.4)	(2.4)
Changes in tax reserves	(2.2)	(0.9)	2.2
Changes in valuation allowance	18.0	3.2	3.9
Other	3.8	(1.2)	0.5

	12.2%	29.9%	33.1%

The income tax provision of $5.6 million for the year ended March 31, 2006, reflects our effective income tax rate for the year of 12.2%, which differs from our effective rate of 29.9% for the year ended March 31, 2005, due to an increase in federal research and development credits for the year ended March 31, 2006,  over the amount generated for the year ended March 31, 2005, and a decrease in pretax income for the year ended March 31, 2006, versus the amount of pretax income for the year ended March 31, 2005, without a corresponding decrease in the benefit of book/tax differences.  The significant items that generated the variance between our effective rate and our statutory rate of 35% for the year ended March 31, 2006, were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes.  The components of the net deferred tax asset and liability are as follows (amounts in thousands):

	As of March 31,
	2006	2005
	As restated	As restated

Deferred asset:
Allowance for doubtful accounts	$739	$205
Allowance for sales returns	16,200	8,580
Inventory reserve	2,474	391
Vacation and bonus reserve	4,993	2,961
Amortization and depreciation	3,970	4,306
Tax credit carryforwards	74,488	53,130
Net operating loss carryforwards	13,770	26,362
Stock Options	3,272	3,971
Other	6,209	3,899

Deferred asset	126,115	103,805
Valuation allowance	(35,555)	(25,666)

Net deferred asset	90,560	78,139

Deferred liability:
Capitalized research expenses	22,537	41,208
State taxes	5,814	3,174

Deferred liability	28,351	44,382

Net deferred asset	$62,209	$33,757

The tax benefits associated with certain net operating loss carryovers relate to employee stock options.  Pursuant to SFAS No. 109, net operating losses do not include $30.9 million relating to these items which will be credited to additional paid-in capital when realized.

As of March 31, 2006, our available federal net operating loss carryforward of approximately $75.5 million (restated from $87.7 million due to matters related to the restatement) is subject to certain limitations as defined under Section 382 of the Internal Revenue Code.  The net operating loss carryforwards expire between 2020 and 2024.  We have various state net operating loss carryforwards totaling $44.7 million (restated from $51.0 million due to matters related to the restatement) which are not subject to limitations under Section 382 of the Internal Revenue Code.  We have tax credit carryforwards of $43.7 million and $31.4 million for federal and state purposes, respectively, which begin to expire in 2008.

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

Legal Proceedings

On March 5, 2004, a class action lawsuit was filed against us and certain of our current and former officers and directors in the United States District Court, Central District of California by the Construction Industry, and Carpenters Joint Pension Trust for Southern Nevada purporting to represent a class of purchasers of Activision stock.  The Order dismissing the action with prejudice was entered on June 17, 2005.  In addition, on March 12, 2004, a stockholder derivative lawsuit captioned Frank Capovilla, Derivatively on Behalf of Activision, Inc. v. Robert Kotick, et al. was filed, purportedly on behalf of Activision, which in large measure asserts the identical claims set forth in the federal class action lawsuit.  Prior to the hearing on the demurrers, the parties came to a resolution of the action and agreed to a stipulation of settlement to be submitted to the court for preliminary approval.  No cash recovery is to be paid to the plaintiff pursuant to the stipulation of settlement, which also stated

that the Company vigorously denied any assertion of wrongdoing or liability. In furtherance of the settlement, the Company agreed to pay $200,000 in plaintiffs’ fees, to be funded by the Company’s D&O insurance carrier. The settlement acknowledged that, after the time the derivative action was filed, the Company implemented certain enhancements to its corporate governance policies.  At a hearing held on May 22, 2006, the Court approved the settlement and released and dismissed the alleged claims.

In addition, we are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims, employment relationships, and collection matters.  In the opinion of management, after consultation with legal counsel, the outcome of such routine claims and lawsuits will not have a material adverse effect on our business, financial condition, results of operations, or liquidity.

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

The following tables summarize information about all employee and director stock options and warrants outstanding as of March 31, 2006 (share amounts in thousands):

	Outstanding Options
		Remaining
		Wtd Avg		Exercisable Options
		Contractual	Wtd Avg		Wtd Avg
		Life	Exercise		Exercise
	Shares	(in years)	Price	Shares	Price

Range of exercise prices:
$1.00 to $1.08	721	4.11	$1.05	721	$1.05
$1.38 to $1.75	8,217	2.98	1.75	8,217	1.75
$1.76 to $3.48	4,907	5.86	3.23	3,149	3.18
$3.52 to $4.17	5,899	6.66	3.65	3,913	3.70
$4.17 to $5.74	7,962	6.63	5.38	4,394	5.41
$5.79 to $7.38	5,225	6.30	6.77	4,054	6.75
$7.39 to $8.58	5,197	8.02	8.09	2,325	7.89
$8.58 to $11.98	5,114	9.07	11.08	232	10.96
$12.02 to $15.86	4,864	9.35	13.63	100	12.62
$15.88 to $17.21	231	9.52	16.67	21	16.45
	48,337	6.56	$6.20	27,126	$4.17

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

Shelf Registrations

In August 2003, we filed with the Securities and Exchange Commission two amended shelf registration statements, including the base prospectuses therein. As of the date of filing of this Amended Annual Report on Form 10-K/A, we are unable to offer or sell securities under either of these shelf registration statements, and we will continue to be unable to offer or sell any securities under either of these shelf registration statements until we have completed and filed an amended quarterly report on Form 10-Q/A for the fiscal quarter ended June 30, 2006 and quarterly reports on Form 10-Q for the fiscal quarters ended September 30, 2006 and December 31, 2006 reflecting the effects of the matters underlying the restatement of our consolidated financial statements as set forth in this Amended Annual Report on Form 10-K/A, and we will continue to be unable to offer or sell any securities under the shelf registration on Form S-3 until we have otherwise satisfied the requirements for use of Form S-3.  Subject to the completion and filing of those reports, our future timely compliance with ongoing periodic reporting obligations under the Securities Exchange Act of 1934 (including the timely filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007), and our compliance with the requirements for the use of Form S-3 and S-4: The first shelf registration statement, on Form S-3, allows us to offer any combination of securities described in the base prospectus in one or more offerings with an aggregate initial offering price of up to $500,000,000.  Unless we stated otherwise in the applicable prospectus supplement, we expect to use the net proceeds from the sale of the securities for general corporate purposes, including capital expenditures, working capital, repayment or reduction of long-term and short-term debt, and the financing of acquisitions and other business combinations. We may invest funds that we do not immediately require in marketable securities.  The second shelf registration statement, on Form S-4, allows us to offer any combination of securities described in the base prospectus in one or more offerings with an aggregate initial offering price of up to $250,000,000 in connection with our acquisition of the assets, business or securities of other companies whether by purchase, merger, or any other form of business combination.  Unless and until we regain the ability to offer and sell securities under these two shelf registration statements, we will be required to rely on other sources of funding and other bases for the issuance of securities, such as Form S-1 or any exemptions from registration requirements that may be available.

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

17.      Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) for the year ended March 31, 2006, 2005, and 2004 were as follows (amounts in thousands):

	March 31,	March 31,	March 31,
	2006	2005	2004
	As restated	As restated	As restated
Net income	$40,251	$135,057	$74,098
Other comprehensive income (loss):
Unrealized appreciation (depreciation) on investments	10,576	(3,317)	(37)
Foreign currency translation adjustment	(5,825)	4,974	13,432

Other comprehensive income	4,751	1,657	13,395

Comprehensive income	$45,002	$136,714	$87,493

The components of accumulated other comprehensive income (loss) for the years ended March 31, 2006 and 2005 were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2005	$14,838	$(3,220)	$11,618
Other comprehensive income (loss)	(5,825)	10,576	4,751

Balance, March 31, 2006	$9,013	$7,356	$16,369

Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

18.      Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information are as follows (amounts in thousands):

	For the years ended March 31,
	2006	2005	2004

Non-cash investing and financing activities:
Subsidiaries acquired with common stock	$2,793	$1,191	$3,246
Adjustment-prior period purchase allocation	(260)	(2,384)	—
Change in unrealized appreciation (depreciation) on investments	10,576	(3,317)	(37)

Supplemental cash flow information:
Cash paid for income taxes	$4,698	$12,178	$10,463
Cash received for interest, net	25,912	10,543	6,213

19.      Quarterly Financial and Market Information (Unaudited)

	For the quarters ended				For the year
(Amounts in thousands, except per share data)	June 30	Sept. 30	Dec. 31	Mar. 31	ended
	As restated	As restated	As restated	As restated	As restated

Fiscal 2006:
Net revenues	$241,093	$222,540	$816,242	$188,125	$1,468,000
Cost of sales	172,270	141,458	498,325	128,309	940,362
Operating income (loss)	(14,319)	(27,788)	83,893	(26,560)	15,226
Net income (loss)	(4,247)	(14,230)	67,856	(9,128)	40,251
Basic earnings (loss) per share	(0.02)	(0.05)	0.25	(0.03)	0.15
Diluted earnings (loss) per share	(0.02)	(0.05)	0.23	(0.03)	0.14

Common stock price per share:
High	13.88	17.30	18.03	15.93	18.03
Low	10.64	12.07	12.94	11.81	10.64

Fiscal 2005:
Net revenues	$211,276	$310,626	$680,094	$203,861	$1,405,857
Cost of sales	119,019	187,091	397,292	141,544	844,946
Operating income (loss)	14,840	34,201	135,836	(5,269)	179,608
Net income	11,310	25,231	96,340	2,176	135,057
Basic earnings per share	0.05	0.10	0.39	0.01	0.54
Diluted earnings per share	0.04	0.09	0.35	0.01	0.49

Common stock price per share:
High	9.61	9.23	11.53	14.04	14.04
Low	7.74	6.84	7.02	10.19	6.84

As discussed in Note 2 to the Consolidated Financial Statements, our quarterly financial information for each of the quarters in the fiscal years ended March 31, 2006 and 2005 have been restated.  The following tables reflect the impact of the additional non-cash charges for stock-based compensation expense, charges for identified insufficient payroll tax withholdings, and the related tax effects on:

•                  the consolidated statements of operations for each of the quarters in the fiscal years ended March 31, 2006 and 2005.

•                  the consolidated balance sheets as of the end of each of the quarters in the fiscal years ended March 31, 2006 and 2005.

	For the quarters ended
	March 31,	December 31,	September 30,	June 30,
(Amounts in thousands, except per share data)	2006	2005	2005	2005
	As restated	As restated	As restated	As restated

Net revenues	$188,125	$816,242	$222,540	$241,093

Costs and expenses:
Cost of sales – product costs	117,853	367,685	112,582	136,754
Cost of sales – software royalties and amortization	8,555	104,264	20,427	14,576
Cost of sales – intellectual property licenses	1,901	26,376	8,449	20,940
Product development	32,953	53,254	28,366	18,078
Sales and marketing	24,285	156,013	56,730	46,367
General and administrative	29,138	24,757	23,774	18,697

Total costs and expenses	214,685	732,349	250,328	255,412

Operating income (loss)	(26,560)	83,893	(27,788)	(14,319)

Investment income, net	7,790	9,162	6,330	7,348

Income (loss) before income tax provision	(18,770)	93,055	(21,458)	(6,971)

Income tax provision (benefit)	(9,642)	25,199	(7,228)	(2,724)

Net income (loss)	$(9,128)	$67,856	$(14,230)	$(4,247)

Basic earnings (loss) per share	$(0.03)	$0.25	$(0.05)	$(0.02)

Weighted average common shares outstanding	276,506	274,965	272,129	269,141

Diluted earnings (loss) per share	$(0.03)	$0.23	$(0.05)	$(0.02)

Weighted average common shares outstanding assuming dilution	276,506	296,205	272,129	269,141

	For the quarters ended
	March 31,	December 31,	September 30,	June 30,
(Amounts in thousands, except per share data)	2006	2005	2005	2005
	As restated	As restated	As restated	As restated
Assets
Current assets:
Cash and cash equivalents	$354,331	$267,069	$203,085	$242,341
Short-term investments	590,629	497,537	547,174	543,558
Accounts receivable, net	28,782	414,492	116,879	94,804
Inventories	61,483	84,828	52,035	45,136
Software development	40,260	24,528	110,248	97,825
Intellectual property licenses	4,973	5,382	10,513	14,336
Deferred income taxes	9,664	8,861	11,616	8,568
Other current assets	25,933	23,751	30,712	23,237

Total current assets	1,116,055	1,326,448	1,082,262	1,069,805

Software development	20,359	11,799	12,643	9,764
Intellectual property licenses	82,073	80,073	18,825	20,605
Property and equipment, net	45,368	39,180	35,668	31,911
Deferred income taxes	52,545	30,918	43,719	33,803
Other assets	1,409	1,234	1,239	1,299
Goodwill	100,446	100,462	98,683	98,527

Total assets	$1,418,255	$1,590,114	$1,293,039	$1,265,714

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$88,994	$213,874	$90,838	$65,447
Accrued expenses	104,862	173,050	87,397	90,174

Total current liabilities	193,856	386,924	178,235	155,621

Deferred income taxes
Other liabilities	1,776	1,216	656	93

Total liabilities	195,632	388,140	178,891	155,714

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $.000001 par value	—	—	—	—
Series A Junior Preferred stock, $.000001 par value	—	—	—	—
Common stock, $.000001 par value	—	—	—	—
Additional paid-in capital	867,297	851,543	827,879	806,748
Retained earnings	341,990	351,118	283,262	297,492
Less: Treasury stock, at cost
Accumulated other comprehensive income	16,369	2,521	4,890	7,743
Unearned compensation	(3,033)	(3,208)	(1,883)	(1,983)

Total shareholders’ equity	1,222,623	1,201,974	1,114,148	1,110,000

Total liabilities and shareholders’ equity	$1,418,255	$1,590,114	$1,293,039	$1,265,714

	For the quarters ended
	March 31,	December 31,	September 30,	June 30,
(Amounts in thousands, except per share data)	2005	2004	2004	2004
	As restated	As restated	As restated	As restated

Net revenues	$203,861	$680,094	$310,626	$211,276

Costs and expenses:
Cost of sales – product costs	130,190	316,494	123,177	89,088
Cost of sales – software royalties and amortization	6,954	58,200	46,363	12,283
Cost of sales – intellectual property licenses	4,400	22,598	17,551	17,648
Product development	20,827	25,474	20,009	21,466
Sales and marketing	29,888	105,338	53,250	41,823
General and administrative	16,871	16,154	16,075	14,128

Total costs and expenses	209,130	544,258	276,425	196,436

Operating income (loss)	(5,269)	135,836	34,201	14,840

Investment income, net	5,138	3,197	2,645	2,112

Income (loss) before income tax provision	(131)	139,033	36,846	16,952

Income tax provision (benefit)	(2,307)	42,693	11,615	5,642

Net income	$2,176	$96,340	$25,231	$11,310

Basic earnings per share	$0.01	$0.39	$0.10	$0.05

Weighted average common shares outstanding	260,551	248,569	246,231	244,915

Diluted earnings per share	$0.01	$0.35	$0.09	$0.04

Weighted average common shares outstanding assuming dilution	286,462	276,260	272,190	273,594

	For the quarters ended
	March 31,	December 31,	September 30,	June 30,
(Amounts in thousands, except per share data)	2005	2004	2004	2004
	As restated	As restated	As restated	As restated
Assets
Current assets:
Cash and cash equivalents	$313,608	$402,530	$389,791	$339,735
Short-term investments	527,256	310,650	216,296	199,411
Accounts receivable, net	109,144	344,894	138,586	123,048
Inventories	48,018	41,656	63,690	39,635
Software development	73,096	61,550	79,432	75,696
Intellectual property licenses	21,572	19,908	15,945	15,159
Deferred income taxes	6,760	13,689	21,203	23,497
Other current assets	23,010	17,424	29,930	21,184

Total current assets	1,122,464	1,212,301	954,873	837,365

Software development	18,518	13,384	21,023	21,660
Intellectual property licenses	14,154	11,624	19,885	17,630
Property and equipment, net	30,490	26,798	24,712	24,841
Deferred income taxes	26,997	—	1,702	3,612
Other assets	1,635	2,530	1,018	1,243
Goodwill	91,661	77,992	77,602	76,436

Total assets	$1,305,919	$1,344,629	$1,100,815	$982,787

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$108,984	$156,376	$103,001	$75,558
Accrued expenses	99,661	155,057	113,341	56,534

Total current liabilities	208,645	311,433	216,342	132,092

Deferred income taxes		15,102
Other liabilities	—	—	—	—

Total liabilities	208,645	326,535	216,342	132,092

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $.000001 par value	—	—	—	—
Series A Junior Preferred stock, $.000001 par value	—	—	—	—
Common stock, $.000001 par value	—	—	—	—
Additional paid-in capital	783,917	844,841	816,539	809,447
Retained earnings	301,739	299,563	203,223	177,992
Less: Treasury stock, at cost		(144,128)	(144,128)	(144,128)
Accumulated other comprehensive income	11,618	17,818	8,839	7,384
Unearned compensation	—	—	—	—

Total shareholders’ equity	1,097,274	1,018,094	884,473	850,695

Total liabilities and shareholders’ equity	$1,305,919	$1,344,629	$1,100,815	$982,787

	For the quarters ended
(Amounts in thousands, except per share data)	March 31, 2006			December 31, 2005			September 30, 2005			June 30, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Net revenues	$188,125		$188,125	$816,242		$816,242	$222,540		$222,540	$241,093		$241,093

Costs and expenses:
Cost of sales – product costs	117,853		117,853	367,685		367,685	112,582		112,582	136,754		136,754
Cost of sales – software royalties and amortization	8,555		8,555	104,264		104,264	20,427		20,427	14,576		14,576
Cost of sales – intellectual property licenses	1,901		1,901	26,376		26,376	8,449		8,449	20,940		20,940
Product development	32,769	$184	32,953	53,139	$115	53,254	28,072	$294	28,366	17,802	$276	18,078
Sales and marketing	24,263	22	24,285	155,999	14	156,013	56,640	90	56,730	46,318	49	46,367
General and administrative	28,899	239	29,138	24,712	45	24,757	22,917	857	23,774	18,151	546	18,697

Total costs and expenses	214,240	445	214,685	732,175	174	732,349	249,087	1,241	250,328	254,541	871	255,412

Operating income (loss)	(26,115)	(445)	(26,560)	84,067	(174)	83,893	(26,547)	(1,241)	(27,788)	(13,448)	(871)	(14,319)

Investment income, net	7,790		7,790	9,162		9,162	6,330		6,330	7,348		7,348

Income (loss) before income tax provision	(18,325)	(445)	(18,770)	93,229	(174)	93,055	(20,217)	(1,241)	(21,458)	(6,100)	(871)	(6,971)

Income tax provision (benefit)	(9,106)	(536)	(9,642)	25,284	(85)	25,199	(6,975)	(253)	(7,228)	(2,515)	(209)	(2,724)

Net income (loss)	$(9,219)	$91	$(9,128)	$67,945	$(89)	$67,856	$(13,242)	$(988)	$(14,230)	$(3,585)	$(662)	$(4,247)

Basic earnings (loss) per share	$(0.03)	$—	$(0.03)	$0.25	$—	$0.25	$(0.05)	$—	$(0.05)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding	276,506		276,506	274,965		274,965	272,129		272,129	269,141		269,141

Diluted earnings (loss) per share	$(0.03)	$—	$(0.03)	$0.23	$—	$0.23	$(0.05)	$—	$(0.05)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding assuming dilution	276,506		276,506	298,752	(2,547)	296,205	272,129		272,129	269,141		269,141

	For the quarters ended
(Amounts in thousands, except per share data)	March 31, 2006			December 31, 2005			September 30, 2005			June 30, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$354,331	$—	$354,331	$267,069	$—	$267,069	$203,085	$—	$203,085	$242,341	$—	$242,341
Short-term investments	590,629		590,629	497,537		497,537	547,174		547,174	543,558		543,558
Accounts receivable, net	28,782		28,782	414,492		414,492	116,879		116,879	94,804		94,804
Inventories	61,483		61,483	84,828		84,828	52,035		52,035	45,136		45,136
Software development	40,260		40,260	24,528		24,528	110,248		110,248	97,825		97,825
Intellectual property licenses	4,973		4,973	5,382		5,382	10,513		10,513	14,336		14,336
Deferred income taxes	9,664		9,664	8,861		8,861	11,616		11,616	8,568		8,568
Other current assets	25,933		25,933	23,751		23,751	30,712		30,712	23,237		23,237

Total current assets	1,116,055	—	1,116,055	1,326,448	—	1,326,448	1,082,262	—	1,082,262	1,069,805	—	1,069,805

Software development	20,359		20,359	11,799		11,799	12,643		12,643	9,764		9,764
Intellectual property licenses	82,073		82,073	80,073		80,073	18,825		18,825	20,605		20,605
Property and equipment, net	45,368		45,368	39,180		39,180	35,668		35,668	31,911		31,911
Deferred income taxes	53,813	(1,268)	52,545	36,758	(5,840)	30,918	48,181	(4,462)	43,719	35,536	(1,733)	33,803
Other assets	1,409		1,409	1,234		1,234	1,239		1,239	1,299		1,299
Goodwill	100,446		100,446	100,462		100,462	98,683		98,683	98,527		98,527

Total assets	$1,419,523	$(1,268)	$1,418,255	$1,595,954	$(5,840)	$1,590,114	$1,297,501	$(4,462)	$1,293,039	$1,267,447	$(1,733)	$1,265,714

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$88,994	$—	$88,994	$213,874	$—	$213,874	$90,838	$—	$90,838	$65,447	$—	$65,447
Accrued expenses	103,169	1,693	104,862	171,384	1,666	173,050	85,759	1,638	87,397	88,558	1,616	90,174

Total current liabilities	192,163	1,693	193,856	385,258	1,666	386,924	176,597	1,638	178,235	154,005	1,616	155,621

Deferred income taxes
Other liabilities	1,776		1,776	1,216		1,216	656		656	93		93

Total liabilities	193,939	1,693	195,632	386,474	1,666	388,140	177,253	1,638	178,891	154,098	1,616	155,714

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $.000001 par value	—	—	—	—	—	—	—	—	—	—	—	—
Series A Junior Preferred stock, $.000001 par value	—	—	—	—	—	—	—	—	—	—	—	—
Common stock, $.000001 par value	—	—	—	—	—	—	—	—	—	—	—	—
Additional paid-in capital	823,735	43,562	867,297	812,435	39,108	851,543	787,454	40,425	827,879	764,560	42,188	806,748
Retained earnings	388,513	(46,523)	341,990	397,732	(46,614)	351,118	329,787	(46,525)	283,262	343,029	(45,537)	297,492
Less: Treasury stock, at cost
Accumulated other comprehensive income	16,369		16,369	2,521		2,521	4,890		4,890	7,743		7,743
Unearned compensation	(3,033)	—	(3,033)	(3,208)	—	(3,208)	(1,883)	—	(1,883)	(1,983)	—	(1,983)

Total shareholders’ equity	1,225,584	(2,961)	1,222,623	1,209,480	(7,506)	1,201,974	1,120,248	(6,100)	1,114,148	1,113,349	(3,349)	1,110,000

Total liabilities and shareholders’ equity	$1,419,523	$(1,268)	$1,418,255	$1,595,954	$(5,840)	$1,590,114	$1,297,501	$(4,462)	$1,293,039	$1,267,447	$(1,733)	$1,265,714

	For the quarters ended
(Amounts in thousands, except per share data)	March 31, 2005			December 31, 2004			September 30, 2004			June 30, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Net revenues	$203,861		$203,861	$680,094		$680,094	$310,626		$310,626	$211,276		$211,276

Costs and expenses:
Cost of sales – product costs	130,190		130,190	316,494		316,494	123,177		123,177	89,088		89,088
Cost of sales – software royalties and amortization	6,954		6,954	58,200		58,200	46,363		46,363	12,283		12,283
Cost of sales – intellectual property licenses	4,400		4,400	22,598		22,598	17,551		17,551	17,648		17,648
Product development	20,489	$338	20,827	25,068	$406	25,474	19,881	$128	20,009	21,105	$361	21,466
Sales and marketing	29,842	46	29,888	105,248	90	105,338	53,234	16	53,250	41,734	89	41,823
General and administrative	14,885	1,986	16,871	15,407	747	16,154	15,762	313	16,075	13,685	443	14,128

Total costs and expenses	206,760	2,370	209,130	543,015	1,243	544,258	275,968	457	276,425	195,543	893	196,436

Operating income (loss)	(2,899)	(2,370)	(5,269)	137,079	(1,243)	135,836	34,658	(457)	34,201	15,733	(893)	14,840

Investment income, net	5,138		5,138	3,197		3,197	2,645		2,645	2,112		2,112

Income (loss) before income tax provision	2,239	(2,370)	(131)	140,276	(1,243)	139,033	37,303	(457)	36,846	17,845	(893)	16,952

Income tax provision (benefit)	(1,334)	(973)	(2,307)	43,014	(321)	42,693	11,760	(145)	11,615	5,888	(246)	5,642

Net income (loss)	$3,573	$(1,397)	$2,176	$97,262	$(922)	$96,340	$25,543	$(312)	$25,231	$11,957	$(647)	$11,310

Basic earnings (loss) per share	$0.01	$—	$0.01	$0.39	$—	$0.39	$0.10	$—	$0.10	$0.05	$—	$0.05

Weighted average common shares outstanding	260,551		260,551	248,569		248,569	246,231		246,231	244,915		244,915

Diluted earnings (loss) per share	$0.01	$—	$0.01	$0.35	$—	$0.35	$0.09	$—	$0.09	$0.04	$—	$0.04

Weighted average common shares outstanding assuming dilution	287,485	(1,023)	286,462	276,608	(348)	276,260	271,439	751	272,190	272,732	862	273,594

	For the quarters ended
(Amounts in thousands, except per share data)	March 31, 2005			December 31, 2004			September 30, 2004			June 30, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$313,608	$—	$313,608	$402,530	$—	$402,530	$389,791	$—	$389,791	$339,735	$—	$339,735
Short-term investments	527,256		527,256	310,650		310,650	216,296		216,296	199,411		199,411
Accounts receivable, net	109,144		109,144	344,894		344,894	138,586		138,586	123,048		123,048
Inventories	48,018		48,018	41,656		41,656	63,690		63,690	39,635		39,635
Software development	73,096		73,096	61,550		61,550	79,432		79,432	75,696		75,696
Intellectual property licenses	21,572		21,572	19,908		19,908	15,945		15,945	15,159		15,159
Deferred income taxes	6,760		6,760	13,689		13,689	21,203		21,203	23,497		23,497
Other current assets	23,010		23,010	17,424		17,424	29,930		29,930	21,184		21,184

Total current assets	1,122,464	—	1,122,464	1,212,301	—	1,212,301	954,873	—	954,873	837,365	—	837,365

Software development	18,518		18,518	13,384		13,384	21,023		21,023	21,660		21,660
Intellectual property licenses	14,154		14,154	11,624		11,624	19,885		19,885	17,630		17,630
Property and equipment, net	30,490		30,490	26,798		26,798	24,712		24,712	24,841		24,841
Deferred income taxes	28,041	(1,044)	26,997	—		—	5,056	(3,354)	1,702	6,666	(3,054)	3,612
Other assets	1,635		1,635	2,530		2,530	1,018		1,018	1,243		1,243
Goodwill	91,661		91,661	77,992		77,992	77,602		77,602	76,436		76,436

Total assets	$1,306,963	$(1,044)	$1,305,919	$1,344,629	$—	$1,344,629	$1,104,169	$(3,354)	$1,100,815	$985,841	$(3,054)	$982,787

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$108,984	$—	$108,984	$156,376	$—	$156,376	$103,001	$—	$103,001	$75,558	$—	$75,558
Accrued expenses	98,067	1,594	99,661	155,057		155,057	113,341		113,341	56,534		56,534

Total current liabilities	207,051	1,594	208,645	311,433	—	311,433	216,342	—	216,342	132,092	—	132,092

Deferred income taxes				12,712	2,390	15,102
Other liabilities	—		—	—		—	—		—	—		—

Total liabilities	207,051	1,594	208,645	324,145	2,390	326,535	216,342	—	216,342	132,092	—	132,092

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $.000001 par value	—	—	—	—	—	—	—	—	—	—	—	—
Series A Junior Preferred stock, $.000001 par value	—	—	—	—	—	—	—	—	—	—	—	—
Common stock, $.000001 par value	—	—	—	—	—	—	—	—	—	—	—	—
Additional paid-in capital	741,680	42,237	783,917	803,753	41,088	844,841	777,337	39,202	816,539	770,257	39,190	809,447
Retained earnings	346,614	(44,875)	301,739	343,041	(43,478)	299,563	245,779	(42,556)	203,223	220,236	(42,244)	177,992
Less: Treasury stock, at cost				(144,128)		(144,128)	(144,128)		(144,128)	(144,128)		(144,128)
Accumulated other comprehensive income	11,618		11,618	17,818		17,818	8,839		8,839	7,384		7,384
Unearned compensation	—	—	—	—	—	—		—	—		—	—

Total shareholders’ equity	1,099,912	(2,638)	1,097,274	1,020,484	(2,390)	1,018,094	887,827	(3,354)	884,473	853,749	(3,054)	850,695

Total liabilities and shareholders’ equity	$1,306,963	$(1,044)	$1,305,919	$1,344,629	$—	$1,344,629	$1,104,169	$(3,354)	$1,100,815	$985,841	$(3,054)	$982,787

20.      Recently Issued Accounting Standards and Laws

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

•            A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, prior to April 1, 2006 we accounted for share-based payments to employees using APB No. 25’s intrinsic value method.  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based award’s exercise price.  If the grant date stock price exceeds the exercise price, then the intrinsic value is equal to the positive difference between these two values.  Accordingly, the adoption of the SFAS No. 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  We adopted SFAS No. 123R on April 1, 2006 using the “modified prospective” approach.  We currently believe that the expensing of stock-based compensation will have an impact on our Consolidated Statement of Operations similar to our pro-forma disclosure under SFAS No. 123 and expect an impact in fiscal 2007 of approximately $0.05 per share.

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

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.   SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and correction of errors. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle and correction of errors, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. In the event that we have an accounting change or an error correction, SFAS No. 154 could have a material impact on our consolidated financial statements

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

21.      Subsequent Events

On May 3, 2006, we announced that MGM Interactive and EON Productions, Ltd. have awarded us the rights to develop and publish interactive entertainment games based on the James Bond license through 2014.  The agreement, signed on April 11, 2006, did not have an impact on our March 31, 2006 statement of financial condition or results of operations.

On May 9, 2006, we announced that we have entered into an agreement, signed on May 6, 2006, to acquire video game publisher RedOctane, Inc. (“RedOctane”), the publisher of the Guitar Hero franchise.  Under the terms of the agreement, RedOctane became a wholly owned subsidiary of Activision and RedOctane’s management team and key employees signed long-term employment contracts with Activision.  RedOctane will continue to be based in Sunnyvale, CA.  The agreement did not have an impact on our March 31, 2006 statement of financial condition or results of operations.

Unaudited

In July 2006, individuals and/or entities claiming to be stockholders of the Company have filed derivative lawsuits, purportedly on behalf of the Company, against certain current and former members of the Company's Board of Directors as well as several current and former officers of the Company. Three derivative actions have been filed in Los Angeles Superior Court: Vazquez v. Kotick, et al., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al., L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006).  These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.).  Two derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006); and Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006).  These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.).  The consolidated complaints allege, among other things, purported improprieties in the Company's issuance of stock options.  The Company expects that defense expenses associated with the matters will be covered by its directors and officers insurance, subject to the terms and conditions of the applicable policies.  On May 24, 2007, the Superior Court granted the Company's motion to stay the state action.  The court's order stays the action pending the resolution of motions to dismiss in the federal action, but is without prejudice to any party's right to seek modification of the stay upon a showing of good cause, including a showing that matters may be addressed in the Superior Court without the potential for conflict with or duplication of the federal court proceedings.  Motions to dismiss in the federal action are currently due on June 1, 2007, with the motions to be fully briefed by August 15, 2007.

On July 27, 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical stock option grant practices.  The Company is cooperating with the SEC’s inquiry, and representatives of the Special Subcommittee and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and on February 28, 2007 to brief the SEC staff on the Special Subcommittee’s findings and recommendations following the substantial completion of the Special Subcommittee’s investigation.  A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC.  At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

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

3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 9, 2000 (incorporated by reference to Exhibit 2.5 of Activision’s Form 8-K, filed June 16, 2000).

3.2	Second Amended and Restated Bylaws of Activision, Inc. dated September 15, 2005 (incorporated by reference to Exhibit 3.1 of Activision’s Form 8-K, filed September 19, 2005).

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

10.1	Activision, Inc. 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-K for the year ended March 31, 2002).

10.2	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended September 30, 2001).

10.3	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.4	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.5	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2003).

10.6	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-100115 filed September 26, 2002).

10.7	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-103323 filed February 19, 2003).

10.8	Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June, 30, 2003).

10.9	Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed March 3, 2005).

10.10	Activision, Inc. 2002 Second Amended and Restated Employee Stock Purchase Plan for International Employees (incorporated by reference to Exhibit 10.2 of Activision’s Form 8-K, filed March 3, 2005).

10.11	Activision, Inc. Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-36272 filed May 4, 2000).

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

10.22

Confidential License Agreement for Nintendo Gamecube (Western Hemisphere), dated as of November 9, 2001, between Nintendo of America Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.23

License Agreement for the Nintendo Gamecube System (EEA), dated as of June 5, 2002, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.2 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.24

Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of May 10, 2001, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.25

Confidential License Agreement for the Game Boy Advance Video Game System (EEA, Australia and New Zealand), dated as of September 14, 2001, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.4 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.26

Microsoft Corporation Xbox Publisher License Agreement, dated as of July 18, 2001, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.5 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.27

Amendment to Microsoft Corporation Xbox Publisher License Agreement, dated as of April 19, 2002, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.28

Xbox Live Distribution Amendment to the Xbox Publisher Licensing Agreement, dated as of October 28, 2002, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.7 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.29

Licensed Publisher Agreement, dated as of July 13, 2002, between Sony Computer Entertainment America Inc. and Activision, Inc. ("Playstation license")(incorporated by reference to Exhibit 10.8 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.30

Amendment to Licensed Publisher Agreement, dated as of April 1, 2000, between Sony Computer Entertainment America Inc. and Activision, Inc. ("Playstation2 license") (incorporated by reference to Exhibit 10.9 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.31

Playstation 2 Licensed Publisher Agreement, dated as of March 23, 2001, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.10 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.32

Amendment I dated April 1, 2004 to employment agreement dated March 1, 2002, between Combined Distribution (Holdings) Limited and Richard Steele (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.33

Amendment I dated April 29, 2004 to employment agreement dated April 1, 2002, between Activision and Michael Rowe (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.34

Amendment I dated February 27, 2003 to employment agreement dated July 22, 2002, between Activision and Ron Doornink (incorporated by reference to Exhibit 10.34 of Activision’s Form 10-K for the year ended March 31, 2005).

10.35

Amendment II dated June 1, 2004 to employment agreement dated July 22, 2002, between Activision and Ron Doornink (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.36	Form of Stock Option Certificate under the 1998 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.37	Form of Stock Option Certificate under the 1999 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.2 of Activision’s Form 8-K, filed May 31, 2005).

10.38	Form of Stock Option Agreement under the 2001 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form 8-K, filed May 31, 2005).

10.39	Form of Stock Option Agreement under the 2002 Executive Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.4 of Activision’s Form 8-K, filed May 31, 2005).

10.40	Form of Stock Option Agreement under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.5 of Activision’s Form 8-K, filed May 31, 2005).

10.41	Form of Stock Option Agreement (Executive) under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.40 of Activision’s Form 10-K for the year ended March 31, 2005).

10.42

Form of Stock Option Agreement (Non-Executive) under the 2003 Incentive Plan of Activision, Inc. (incorporated by reference to Exhibit 10.41 of Activision’s Form 10-K for the year ended March 31, 2005).

10.43

Confidential License Agreement for the Nintendo DS (Western Hemisphere), dated as of October 11, 2004, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.42 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.44

First Amendment to the Confidential License Agreement for Game Boy Advance (Western Hemisphere) dated as of May 10, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.43 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.45

First Renewal License Agreement for the Game Boy Advance Video Game System (EEA, Australia, and New Zealand) dated September 14, 2004, between Nintendo Co., LTD. and Activision, Inc. (incorporated by reference to Exhibit 10.44 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.46

First Amendment to the Confidential License Agreement for Nintendo GameCube (Western Hemisphere) dated November 9, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.45 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.47

PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated September 15, 2004, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.46 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.48

Amendment to the Xbox Publisher Licensing Agreement dated as of March 1, 2005, between Microsoft Licensing, GP, and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.47 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.49

Amendment dated March 30, 2005 to the Employment Agreement dated November 20, 2002 between Activision and George Rose (incorporated by reference to Exhibit 10.51 of Activision’s Form 10-K for the year ended March 31, 2005).

10.50

Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of October 25, 2004, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended December 31, 2005).*

10.51

Amendment to Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of December 15, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended December 31, 2005).*

10.52	Activision, Inc. Amended and Restated 2003 Incentive Plan, effective as of July 26, 2005 (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.53

Employment Agreement dated June 15, 2005 between Michael Griffith and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.54	Stock Option Agreement dated June 15, 2005 between Michael Griffith and Activision, Inc (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.55	Restricted Stock Agreement dated June 15, 2005 between Michael Griffith and Activision, Inc (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.56

Amendment dated June 15, 2005 to employment agreement dated July 22, 2002, as previously amended by that certain letter agreement dated June 1, 2004 between Activision and Ronald Doornink (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.57

Employment Agreement dated September 9, 2005 between Thomas Tippl and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.58	Stock Option Agreement dated October 3, 2005 between Thomas Tippl and Activision, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.59

Restricted Stock Agreement dated October 3, 2005 between Thomas Tippl and Activision, Inc (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.60

Employment Agreement dated May 10, 2005 between Charles J. Huebner and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.61

Employment Agreement dated March 2, 2005 between Robin Kaminsky and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.62

Employment Agreement dated December 6, 2005 between Stephen G. Wereb and Activision Publishing, Inc (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.63	Chart of Compensation to Non-Employee Directors (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.64

PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated September 27, 2005, between Sony Computer Entertainment Europe Limited and Activision UK Limited (previously filed as Exhibit 10.60 to Activision’s Form 10-K for the fiscal year ended March 31, 2006 filed on June 9, 2006).*

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