Form 10-Q/A
period 2006-06-30
ACTIVISION INC /NY
filed 2007-06-07
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares of the registrant’s Common Stock outstanding as of June 1, 2007 was 283,310,734.

ACTIVISION, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Amended Quarterly Report on Form 10-Q/A contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “future”, “intend”, “may”, “plan”, “positioned”, “potential”, “project”, “scheduled”, “set to”, “subject to”, “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, included in Part II Item 1A. All references to “we”, “us”, “our”, “Activision” or “the Company” in the following discussion and analysis mean Activision, Inc. and its subsidiaries.

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2006 (the “Original Filing”) to restate our consolidated financial statements as of June 30, 2006 and for the three months ended June 30, 2006 and 2005 and the related disclosures.  See Note 2, “Restatement of Unaudited Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements for a detailed discussion of the effect of the restatement.  The impacts of the restatement adjustments extend to periods from the fiscal year ended March 31, 1994 through the fiscal quarter ended June 30, 2006.  We have restated our consolidated financial statements for the year ended March 31, 2006 and we filed an Amended Annual Report on Form 10-K/A with the SEC on May 25, 2007.  In these restated consolidated financial statements, the cumulative compensation expense, including the related income tax impacts, as of March 31, 2003, is recognized as a net decrease to beginning retained earnings as of March 31, 2003. All share and per share information presented in this report has been adjusted to reflect splits and dividends of our common stock.

The restatement reflects the findings of a special subcommittee of independent members of our Board of Directors, which was established in July 2006 to review our historical stock option granting practices (the “Special Subcommittee”).  The Special Subcommittee conducted its investigation with the assistance of Munger Tolles & Olson LLP as its independent counsel and Deloitte & Touche USA LLP (“Deloitte”) as forensic accounting experts retained by counsel.  The Special Subcommittee found that 3,450 of the option grants reviewed, covering 148,747,202 shares, required measurement date corrections.  As a result, we recorded approximately $66.7 million in additional pre-tax $45.4 million after-tax non-cash stock-based compensation expense over the thirteen year period from April 1, 1993 through March 31, 2006 in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and $0.6 million in additional pre-tax non-cash stock-based compensation expense during the quarter ended June 30, 2006 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”.  More than 80% or $55.4 million of the $66.7 million relates to periods through March 31, 2003 and 4% or $2.6 million of the non-cash pre-tax expense relates to the fiscal year 2006. Separately, the restatement reflects an additional $1.7 million pre-tax charge ($1.1 million after-tax) related to recently identified insufficient payroll tax withholdings in fiscal 2005.

In connection with the restatement of stock-based compensation expense, we are also restating the pro forma disclosures for stock-based compensation expense required under SFAS No. 123, “Accounting for Stock—Based Compensation” included in Note 2 of the Notes to the Consolidated Financial Statements.

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

The Special Subcommittee found that four individuals — former heads of human resources, finance and legal, and a senior partner of our former outside corporate law firm who sat on and acted as secretary to our Board — bore significant responsibility, in varying degrees, for measurement date inaccuracies by virtue of their positions and/or involvement in the option granting process at varying times.  The Special Subcommittee made no finding as to intentional wrongdoing by these individuals.

The Special Subcommittee also determined that Robert A.  Kotick (chairman of the board and chief executive officer), Brian G.  Kelly (co-chairman of the board), Ronald Doornink (director and senior advisor), and George Rose (senior vice president, general counsel and secretary) did not engage in intentional wrongdoing with respect to our stock option granting practices.

For more information on these matters, please refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Item 4, “Controls and Procedures”; and Note 2 of the Notes to the Consolidated Financial Statements.

We have not amended, and we do not intend to amend, any of our other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement other than our Annual Report on Form 10-K/A for the year ended March 31, 2006 and our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006 originally filed with the SEC on August 8, 2006.  For this reason, the Consolidated Financial Statements and related financial information contained in any related previously filed financial reports should no longer be relied upon.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement.  This Form 10-Q/A also reflects certain corrections to the exhibit index of the Original Filing that came to our attention in the course of preparing this Form 10-Q/A and other pending filings.  The following sections of this Form 10-Q/A have been amended to reflect the restatement and exhibit index corrections.

Part I — Item 1 — Financial Statements (Restated);

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, as to matters related to the restatement;

 Part I — Item 4 — Controls and Procedures;

Part II — Item 1A — Risk Factors as to matters related to the restatement; and

 Part II — Item 6 — Exhibits.

In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-Q/A includes updated certifications from our Chief Executive Officers and Chief Financial Officer as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2, and 32.3.

Other than as stated above, this Form 10-Q/A continues to speak as of June 30, 2006 or (where applicable) as of the date of the Original Filing, and the information in this Form 10-Q/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.

This Amended Quarterly Report on Form 10-Q/A should be read in conjunction with our Amended Annual Report on Form 10-K/A for the year ended March 31, 2006, filed with the SEC on May 25, 2007, and our current reports on Form 8-K that have been filed subsequent to the date of the Original Filing.

FINANCIAL INFORMATION.

Item 1.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006
	(Unaudited)	March 31, 2006
	As restated(1)	As restated(1)
Assets
Current assets:
Cash and cash equivalents	$245,023	$354,331
Short-term investments	547,553	590,629
Accounts receivable, net of allowances of $87,155 and $98,253 at June 30, 2006 and March 31, 2006, respectively	65,361	28,782
Inventories	64,095	61,483
Software development	65,650	40,260
Intellectual property licenses	23,844	4,973
Deferred income taxes	12,245	9,664
Other current assets	40,229	25,933

Total current assets	1,064,000	1,116,055

Software development	12,982	20,359
Intellectual property licenses	73,100	82,073
Property and equipment, net	43,986	45,368
Deferred income taxes	57,349	52,545
Other assets	4,113	1,409
Goodwill	180,646	100,446

Total assets	$1,436,176	$1,418,255

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,344	$88,994
Accrued expenses	87,142	104,862

Total current liabilities	160,486	193,856

Other liabilities	40,960	1,776

Total liabilities	201,446	195,632

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at June 30, 2006 and March 31, 2006	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at June 30, 2006 and March 31, 2006	—	—
Common stock, $.000001 par value, 450,000,000 shares authorized, 280,315,487 and 277,020,898 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	—	—
Additional paid-in capital	909,584	867,297
Retained earnings	323,681	341,990
Accumulated other comprehensive income	1,465	16,369
Unearned compensation	—	(3,033)

Total shareholders’ equity	1,234,730	1,222,623

Total liabilities and shareholders’ equity	$1,436,176	$1,418,255

(1) See Note 2 “Restatement of Unaudited Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the three months ended June 30,
	2006	2005
	As restated(1)	As restated(1)
Net revenues	$188,069	$241,093

Costs and expenses:
Cost of sales — product costs	108,623	136,754
Cost of sales — software royalties and amortization	19,261	14,576
Cost of sales — intellectual property licenses	9,916	20,940
Product development	25,625	18,078
Sales and marketing	36,179	46,367
General and administrative	21,914	18,697

Total costs and expenses	221,518	255,412

Operating loss	(33,449)	(14,319)

Investment income, net	8,275	7,348

Loss before income tax benefit	(25,174)	(6,971)

Income tax benefit	(6,865)	(2,724)

Net loss	$(18,309)	$(4,247)

Basic loss per share	$(0.07)	$(0.02)

Weighted average common shares outstanding	278,335	269,141

Diluted loss per share	$(0.07)	$(0.02)

Weighted average common shares outstanding assuming dilution	278,335	269,141

(1) See Note 2 “Restatement of Unaudited Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended June 30,
	2006	2005
	As restated(1)	As restated(1)
Cash flows from operating activities:
Net loss	$(18,309)	$(4,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(6,797)	(8,615)
Realized gain on sale of short term investments	(2)	(1,343)
Depreciation and amortization	4,421	3,161
Amortization of capitalized software development costs and intellectual property licenses	21,116	21,815
Stock-based compensation expense	5,849	866
Tax benefit of stock option exercises	2,763	5,871
Excess tax benefit from stock option exercises	(2,005)	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(25,469)	14,383
Inventories	1,012	2,882
Software development and intellectual property licenses	(44,862)	(37,005)
Other assets	637	943
Accounts payable	(22,058)	(43,532)
Accrued expenses and other liabilities	(19,969)	(9,654)
Net cash used in operating activities	(103,673)	(54,475)
Cash flows from investing activities:
Capital expenditures	(2,631)	(5,231)
Cash payments to effect business combinations, net of cash acquired	(30,500)	(6,925)
Increase in restricted cash	—	(7,500)
Purchases of short-term investments	(63,455)	(73,756)
Proceeds from sales and maturities of short-term investments	80,967	66,892
Net cash used in investing activities	(15,619)	(26,520)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	4,837	13,169
Excess tax benefit from stock option exercises	2,005	—

Net cash provided by financing activities	6,842	13,169

Effect of exchange rate changes on cash	3,142	(3,441)

Net decrease in cash and cash equivalents	(109,308)	(71,267)

Cash and cash equivalents at beginning of period	354,331	313,608
Cash and cash equivalents at end of period	$245,023	$242,341

(1) See Note 2 “Restatement of Unaudited Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2006
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned	Shareholders’
	Shares	Amounts	Capital	Earnings	Income (Loss)	Compensation	Equity
Balance, March 31, 2006, as restated(1)	277,021	$—	$867,297	$341,990	$16,369	$(3,033)	$1,222,623
Components of comprehensive income:
Net loss, as restated(1)	—	—	—	(18,309)	—	—	(18,309)
Unrealized depreciation on short-term investments (net of tax benefit of $7.1 million)	—	—	—	—	(18,482)	—	(18,482)
Foreign currency translation adjustment, as restated(1)	—	—	—	—	3,578	—	3,578
Total comprehensive loss, as restated(1)							(33,213)
Issuance of common stock pursuant to employee stock option and stock purchase plans	912	—	4,837	—	—	—	4,837
Issuance of stock to effect business combination	2,382	—	30,000	—	—	—	30,000
Stock based compensation expense related to employee stock options, restricted stock, and employee stock purchases, as restated(1)	—	—	7,720	—	—	—	7,720
Tax benefit attributable to employee stock options and common stock warrants, as restated(1)	—	—	2,763	—	—	—	2,763
Reclassification of unearned compensation	—	—	(3,033)	—	—	3,033	—
Balance, June 30, 2006, as restated(1)	280,315	$—	$909,584	$323,681	$1,465	$—	$1,234,730

(1) See Note 2 “Restatement of Unaudited Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the three months ended June 30, 2006

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Activision, Inc. and its subsidiaries (“Activision” or “we”).  The information furnished is unaudited and consists of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented.  The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on May 25, 2007.

Software Development Costs and Intellectual Property Licenses

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of “cost of sales — software royalties and amortization,” capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

Stock-Based Compensation Expense

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.  Stock-based compensation expense recognized under SFAS No. 123R for the three months ended June 30, 2006 was $5.8 million.  See Note 16 for additional information.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense was recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the measurement date.  Under the intrinsic value method, compensation expense was recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeded the stock option or other stock-based award’s exercise price.  For the three months ended June 30, 2005, we recognized $0.9 million of stock-based compensation expense related to employee stock options, restricted stock, and employee stock purchases under APB No. 25.  See Notes 2 and 16 for additional information.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the first quarter of fiscal 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of April 1, 2005, we changed our method of valuation for share-based awards to a binomial-lattice model from the Black-Scholes option-pricing model (“Black-Scholes model”) which was used for options granted prior to April 1, 2005.  For additional information, see Note 16.  Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee.  Additionally, in October 2005 we issued the rights to 96,712 shares of restricted stock to an employee.  These shares vest over a five-year period and remain subject to forfeiture if vesting conditions are not met.  In accordance with APB No. 25, we recognized unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant.  The fair value of these shares when issued was approximately $12.84 and $15.51 per share, respectively, and resulted in increases in “Additional paid-in capital” and “Unearned compensation” of $2.0 million and $1.5 million on the respective balance sheets at the times of grant.  Prior to the adoption of SFAS No. 123R, we reduced unearned compensation and recognized compensation expense over the vesting periods.  Upon adoption of SFAS No. 123R, unearned compensation was reclassified against additional paid in capital and we will increase additional paid in capital and recognize compensation expense over the respective remaining vesting periods.  For the first quarter of fiscal 2007, we recorded expense related to these shares of approximately $175,000, which was included as a component of stock-based compensation expense within “General and administrative” on the accompanying statements of operations.  Since issuance, we have recognized $642,000 of the $3.5 million of unearned compensation with the remainder to be recognized over a weighted-average period of 4.1 years.

2.              Restatement of Unaudited Consolidated Financial Statements

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

Findings:  The Special Subcommittee reviewed 4,849 option grants covering 204,230,604 shares, or about 86% of the 237,756,486 options granted in the period covering from fiscal year 1992 through fiscal year 2006 and the first five months of fiscal year 2007 (including the quarterly period covered by this Amended Quarterly Report on Form 10-Q/A), and found that 3,450 grants covering 148,747,202 shares required measurement date corrections.  Of the options found to require measurement date corrections, a majority — covering approximately 88,250,000 shares, were granted to non-officer employees or former officers of the Company, while options covering approximately 60,500,000 shares were granted to current officers and directors.

A majority of the grants requiring measurement date corrections (measured by number of shares) occurred on 16 dates over the 15-year period reviewed by the Special Subcommittee.  Twelve annual grants, covering 29,423,701 shares, were found to require measurement date corrections, including almost 100% of the options included in the annual grants made in the 10 calendar years 1996 through 2005 and approximately 5.9% of the annual grants made in calendar year 2006 (covering 24.3% of the shares covered by the 2006 annual grants).  In addition, acquisition grants covering 4,656,491 million shares were found to require measurement date corrections.  The remaining grants requiring measurement date corrections

(covering 114,667,010 shares), consisted of various employment service related grants over the 15-year period reviewed by the Special Subcommittee, which included employment contract related grants (new contracts or the renewal of existing contracts), new hire grants, promotion grants, merit and bonus grants, and retention incentive grants.

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

Determination of Measurement Dates:  According to APB No. 25, the measurement date is the first date on which proper approval is obtained and all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.  To correct the measurement date inaccuracies, we re-determined the measurement date based on the date when all APB No. 25 criteria were satisfied. Effective April 1, 2006, the determination of the measurement date in accordance with SFAS No. 123R additionally includes the requirement to communicate the terms of the option award to the grantee.  In re-determining the most appropriate measurement date of an option grant, we considered meeting minutes and other documents of our Board of Directors, including minutes of the Compensation Committee, in addition to the following data:

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

Over the 15 year review period covering from fiscal year 1992 through fiscal year 2006 and the first five months of fiscal 2007 (including the quarterly period covered by this Amended Quarterly Report on Form 10-Q/A), over 80% of all grants, representing over 90% of all shares, were either individually reviewed (such as an employment contract grant) or were reviewed as a separate block of grants (such as annual grants or acquisition related grants) or as an identifiable category of grants with common characteristics.  The remaining 1,489 grants, representing less than 8% of all shares, were not individually reviewed and did not appear to have any unusual pricing or other characteristics indicating a need for full individual review.  Sampling and other analysis indicated that these remaining grants consisted of grants to “rank-and-file” employees, largely in the categories of employment contract, bonus, and other miscellaneous grants.  These remaining grants, for the 5 year period from fiscal year 2002 through fiscal year 2006, represented 4,953,230 shares and 2% of all the shares granted during the entire 15 year review period.  Various analytics and sensitivities were performed to determine whether these remaining grants had any unique pricing or other characteristics.  None were identified.  For perspective as a sensitivity analysis, if the high market price between the option grant date and the option entry date (the date on which such grants were entered into the Company’s stock option system and available to employees) was used as an alternative measurement date price for a sampling of grants based on distribution patterns and price ranges, the total additional non-cash pre-tax stock-based compensation expense would be approximately $2.5 million spread over a period from fiscal year 1994 through fiscal year 2006, and approximately $1.3 million of non-cash pre-tax stock-based compensation expense would impact the five fiscal years from 2002 through 2006.  Given the immaterial number of shares and limited potential income statement impact, along with the absence of unique pricing or other characteristics, additional review procedures were not deemed necessary for these remaining grants and were therefore not applied, and no change was made to the original grant date as the measurement date.

The following is a summary of the primary stock-option accounting errors underlying this restatement and their impact in key categories of option grants.

Grant Dates and Exercise Prices Based on Employment Service Related “Business Events” Insufficient to Support Reported Measurement Date

A large number of the grants requiring measurement date corrections were made in connection with employment service related “business events” (including employment contracts for both new hires and contract renewals for existing employees).  In many instances, the Special Subcommittee determined that the lowest price was chosen from among several alternative dates, on the theory that it was permissible to use a date that was tied to a “business event,” such as the date negotiations commenced, the date of a handshake agreement, the date that an employee began working for the Company, or the date that the contract was signed by the employee.  These grants account for approximately $34.5 million, or about 52% of the total of approximately $66.7 million in additional pre-tax stock-based compensation expense recorded by the Company in the restated financial statements reported in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

Annual Grants Affected by Insufficient Finality and Documentation and Selection of Dates with Hindsight

Annual grants were issued to a large number of employees each year (typically in April) and were made at the lowest or second-lowest price of the month in which they were granted from calendar year 1997 through calendar year 2003.  The Special Subcommittee found evidence that the dates of some or all of these grants were chosen in late April or early May and were therefore affected by selection of dates with hindsight, and that required details of various annual grants did not have the required level of finality, including completion of allocations of options to individual employees, or were not supported by sufficient documentation until after the reported grant date.  In total, twelve annual grants, covering 29,423,701 shares, were found to require measurement date corrections, including almost 100% of the options included in the annual grants made for the 10 calendar years 1996 through 2005 and approximately 5.9% of the annual grants made for calendar year 2006 (covering 24.3% of the shares covered by the calendar year 2006 annual grants).  Annual grants account for approximately $18.7 million or approximately 28% of the approximately $66.7 million in additional pre-tax stock-based compensation expense recorded by the Company in the restated financial statements reported in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

Grants Affected by Modifications after Initial Grant Date

Certain grants were modified after the initial grant date, but the Company did not account correctly for the modification in accordance with APB No. 25.  The modifications included the acceleration of vesting, the continuation of the vesting period of options of terminated employees or the extension of the post-service exercise period for vested stock options of terminated employees.  Modifications were made to 337 option grants that were not accounted for in accordance with APB No. 25. We recorded approximately $10.0 million additional pre-tax stock-based compensation expense to properly account for these modifications, or about 15% of the approximately $66.7 million in additional pre-tax stock-based compensation expense recorded by the Company in the restated financial statements reported in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

Grants Affected by Repricings after Initial Grant Date

Certain grants (mostly relating to employment service related grants on three dates) were repriced after the initial grant date, but the Company did not account correctly for the repricing.  Such repricings are considered a modification of an award and require the application of variable accounting.  In accordance with the provisions of Financial Accounting Standard Board Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation,” we determined that we should have recorded an additional $3.5 million in stock-based compensation expense related to these grants, or approximately 5% of the approximately $66.7 million in additional pre-tax stock-based compensation expense recorded by the Company in the restated financial statements reported in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

Impact.  We have recorded approximately $66.7 million in additional pre-tax stock-based compensation expense for the thirteen year period from April 1, 1993 through March 31, 2006 in accordance with APB No. 25.  The additional stock-based compensation expense is amortizable over the service period relating to each option, typically three to five years, with approximately two-thirds of the total expense being recorded in or before fiscal 2002.  Separately, the restatement reflects an additional $1.7 million pre-tax change ($1.1 million after-tax) related to recently identified insufficient payroll tax withholdings in fiscal 2005.  The additional pre-tax stock-based compensation expense and payroll tax withholdings change are included in the table below.  Additionally, approximately $0.6 million in additional pre-tax stock-based compensation expense was recorded to correct measurement date inaccuracies, pursuant to the provisions of SFAS No. 123R, during the three months ended June 30, 2006, for the period specifically covered by this Amended Quarterly Report on Form 10-Q/A. For the three months ended June 30, 2005, approximately $0.9 million in additional pre-tax stock-based compensation expense was recorded to correct measurement date inaccuracies, in accordance with APB No. 25 and has been included in the approximately $66.7 million in additional pre-tax stock-based compensation expense for the thirteen year period from April 1, 1993 through March 31, 2006.

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

Certain Tax Consequences:  Certain stock options were granted with an exercise price lower than the fair market value on the actual measurement dates, with vesting occurring after December 31, 2004, which resulted in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code.  Section 409A subjects the option holders to additional income tax, penalties and interest on the value of the options deferred and, in certain cases, exercised each year.  We do not have any tax liability associated with Section 409A. For options that have already been exercised by non-executive officer employees, that are subject to Section 409A consequences, the Company has elected to  participate in the Internal Revenue Service program described in IRS Announcement 2007-18 pursuant to which the Company was able to pay the Section 409A taxes on behalf of its non-executive officer employees, and has incurred $7.3 million in additional pre-tax compensation expense in the fiscal quarter ended March 31, 2007, in absorbing these related costs on behalf of these employees. With respect to unexercised options subject to Section 409A held by such current and former non-executive officer employees, the Company on or about June 7, 2007 is commencing an offer to amend the exercise price of these options to eliminate their Section 409A tax liability consistent with Internal Revenue Service guidance.  Pursuant to the offer, the Company will also make a cash payment in January 2008 to employees who accept the offer, in an amount equal to the difference between the original exercise price of each amended option and the amended exercise price of each amended option. This will likely result in additional future compensation expense to the Company once these actions occur.

The following tables reflect the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on:

•                  the consolidated statements of operations for the quarters ended June 30, 2006 and 2005 (Unaudited).

•                  the consolidated balance sheets as of June 30, 2006 (Unaudited) and March 31, 2006.

•                  the consolidated statements of cash flows for the quarters ended June 30, 2006 and 2005 (Unaudited).

•                  the pro forma information required by SFAS No. 123 for the quarter ended June 30, 2005 (Unaudited).

Consolidated Statement of Operations (Unaudited)

	For the three months ended June 30, 2006
(in thousands, except per share data)	As previously reported	Adjustments	As restated

Net revenues	$188,069	$—	$188,069

Costs and expenses:
Cost of sales — product costs	108,623	—	108,623
Cost of sales — software royalties and amortization	19,250	11	19,261
Cost of sales — intellectual property licenses	9,916	—	9,916
Product development	25,422	203	25,625
Sales and marketing	36,194	(15)	36,179
General and administrative	21,450	464	21,914

Total costs and expenses	220,855	663	221,518

Operating loss	(32,786)	(663)	(33,449)

Investment income, net	8,275	—	8,275

Loss before income tax benefit	(24,511)	(663)	(25,174)

Income tax benefit	(6,685)	(180)	(6,865)

Net loss	$(17,826)	$(483)	$(18,309)

Basic loss per share	$(0.06)	$(0.01)	$(0.07)

Weighted average common shares outstanding	278,335	—	278,335

Diluted loss per share	$(0.06)	$(0.01)	$(0.07)

Weighted average common shares outstanding assuming dilution	278,335	—	278,335

Consolidated Statement of Operations (Unaudited)

	For the three months ended June 30, 2005
(in thousands, except per share data)	As previously reported	Adjustments	As restated
Net revenues	$241,093	$—	$241,093

Costs and expenses:
Cost of sales — product costs	136,754	—	136,754
Cost of sales — software royalties and amortization	14,576	—	14,576
Cost of sales — intellectual property licenses	20,940	—	20,940
Product development	17,802	276	18,078
Sales and marketing	46,318	49	46,367
General and administrative	18,151	546	18,697

Total costs and expenses	254,541	871	255,412

Operating loss	(13,448)	(871)	(14,319)

Investment income, net	7,348	—	7,348

Loss before income tax benefit	(6,100)	(871)	(6,971)

Income tax benefit	(2,515)	(209)	(2,724)

Net loss	$(3,585)	(662)	$(4,247)

Basic loss per share	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding	269,141	$—	269,141

Diluted loss per share	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding assuming dilution	269,141	$—	269,141

Consolidated Balance Sheet (Unaudited)

	As of June 30, 2006
(in thousands, except per share data)	As previously reported	Adjustments	As restated
Assets

Current assets:
Cash and cash equivalents	$245,023	$—	$245,023
Short-term investments	547,553	—	547,553
Accounts receivable, net of allowances of $87,155	65,361	—	65,361
Inventories	64,095	—	64,095
Software development	65,631	19	65,650
Intellectual property licenses	23,844	—	23,844
Deferred income taxes	12,245	—	12,245
Other current assets	40,229	—	40,229
Total current assets	1,063,981	19	1,064,000

Software development	13,072	(90)	12,982
Intellectual property licenses	73,100	—	73,100
Property and equipment, net	43,986	—	43,986
Deferred income taxes	58,504	(1,155)	57,349
Other assets	4,113	—	4,113
Goodwill	180,646	—	180,646
Total assets	$1,437,402	$(1,226)	$1,436,176

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$73,344	$—	$73,344
Accrued expenses	88,264	(1,122)	87,142
Total current liabilities	161,608	(1,122)	160,486

Other liabilities	40,960	—	40,960

Total liabilities	202,568	(1,122)	201,446

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at June 30, 2006	—	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at June 30, 2006	—	—	—
Common stock, $.000001 par value, 450,000,000 shares authorized, 280,315,487 shares issued and outstanding at June 30, 2006	—	—	—
Additional paid-in capital	862,678	46,906	909,584
Retained earnings	370,687	(47,006)	323,681
Accumulated other comprehensive income	1,469	(4)	1,465
Unearned compensation	—	—	—
Total shareholders’ equity	1,234,834	(104)	1,234,730
Total liabilities and shareholders’ equity	$1,437,402	$(1,226)	$1,436,176

Consolidated Balance Sheet
(in thousands, except per share data)

	As of March 31, 2006
	As previously reported	Adjustments	As restated
Assets

Current assets:
Cash and cash equivalents	$354,331	$—	$354,331
Short-term investments	590,629	—	590,629
Accounts receivable, net of allowances of $98,253	28,782	—	28,782
Inventories	61,483	—	61,483
Software development	40,260	—	40,260
Intellectual property licenses	4,973	—	4,973
Deferred income taxes	9,664	—	9,664
Other current assets	25,933	—	25,933
Total current assets	1,116,055	—	1,116,055

Software development	20,359	—	20,359
Intellectual property licenses	82,073	—	82,073
Property and equipment, net	45,368	—	45,368
Deferred income taxes	53,813	(1,268)	52,545
Other assets	1,409	—	1,409
Goodwill	100,446	—	100,446
Total assets	$1,419,523	$(1,268)	$1,418,255

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$88,994	$—	$88,994
Accrued expenses	103,169	1,693	104,862
Total current liabilities	192,163	1,693	193,856

Other liabilities	1,776	—	1,776

Total liabilities	193,939	1,693	195,632

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at March 31, 2006	—	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at March 31, 2006	—	—	—
Common stock, $.000001 par value, 450,000,000 shares authorized, 277,020,898 shares issued and outstanding at March 31, 2006	—	—	—
Additional paid-in capital	823,735	43,562	867,297
Retained earnings	388,513	(46,523)	341,990
Accumulated other comprehensive income	16,369	—	16,369
Unearned compensation	(3,033)	—	(3,033)
Total shareholders’ equity	1,225,584	(2,961)	1,222,623
Total liabilities and shareholders’ equity	$1,419,523	$(1,268)	$1,418,255

Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the three months ended June 30, 2006
	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(17,826)	$(483)	$(18,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(6,684)	(113)	(6,797)
Realized gain on sale of short term investments	(2)	—	(2)
Depreciation and amortization	4,421	—	4,421
Amortization of capitalized software development costs and intellectual property licenses	21,140	(24)	21,116
Stock-based compensation expense	5,203	646	5,849
Tax benefit of stock option exercises	—	2,763	2,763
Excess tax benefit from stock option exercises	—	(2,005)	(2,005)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(25,469)	—	(25,469)
Inventories	1,012	—	1,012
Software development and intellectual property licenses	(44,892)	30	(44,862)
Other assets	637	—	637
Accounts payable	(22,058)	—	(22,058)
Accrued expenses and other liabilities	(17,154)	(2,815)	(19,969)
Net cash used in operating activities	(101,672)	(2,001)	(103,673)
Cash flows from investing activities:
Capital expenditures	(2,631)	—	(2,631)
Cash payments to effect business combinations, net of cash acquired	(30,500)	—	(30,500)
Purchases of short-term investments	(63,455)	—	(63,455)
Proceeds from sales and maturities of short-term investments	80,967	—	80,967
Net cash used in investing activities	(15,619)	—	(15,619)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	4,837	—	4,837
Excess tax benefit from stock option exercises	—	2,005	2,005
Net cash provided by financing activities	4,837	2,005	6,842

Effect of exchange rate changes on cash	3,146	(4)	3,142

Net decrease in cash and cash equivalents	(109,308)	—	(109,308)

Cash and cash equivalents at beginning of period	354,331	—	354,331
Cash and cash equivalents at end of period	$245,023	$—	$245,023

Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the three months ended June 30, 2005
	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(3,585)	(662)	$(4,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(9,304)	689	(8,615)
Realized gain on sale of short term investments	(1,343)	—	(1,343)
Depreciation and amortization	3,161	—	3,161
Amortization of capitalized software development costs and intellectual property licenses	21,815	—	21,815
Stock-based compensation expense	17	849	866
Tax benefit of stock option exercises	6,769	(898)	5,871
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	14,383	—	14,383
Inventories	2,882	—	2,882
Software development and intellectual property licenses	(37,005)	—	(37,005)
Other assets	943	—	943
Accounts payable	(43,532)	—	(43,532)
Accrued expenses and other liabilities	(9,676)	22	(9,654)
Net cash used in operating activities	(54,475)	—	(54,475)
Cash flows from investing activities:
Capital expenditures	(5,231)	—	(5,231)
Cash payments to effect business combinations, net of cash acquired	(6,925)	—	(6,925)
Increase in restricted cash	(7,500)	—	(7,500)
Purchases of short-term investments	(73,756)	—	(73,756)
Proceeds from sales and maturities of short-term investments	66,892	—	66,892
Net cash used in investing activities	(26,520)	—	(26,520)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	13,169	—	13,169
Net cash provided by financing activities	13,169	—	13,169

Effect of exchange rate changes on cash	(3,441)	—	(3,441)
Net decrease in cash and cash equivalents	(71,267)	—	(71,267)

Cash and cash equivalents at beginning of period	313,608	—	313,608
Cash and cash equivalents at end of period	$242,341	$—	$242,341

Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock option plans under the fair value method of SFAS No. 123. The impact of the restatements on the pro forma information is as follows (in thousands, except per share data):

Pro Forma Information (Unaudited)

For the three months ended June 30, 2005
	As previously reported	Adjustments	As restated
Net loss, as reported	$ (3,585)	$ (662)	$ (4,247)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	649	649
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,971)	(655)	(3,626)
Pro forma net loss	$ (6,556)	$ (668)	$ (7,224)

Loss per share
Basic — as reported	$ (0.01)	$ (0.01)	$ (0.02)
Basic — pro forma	$ (0.02)	$ (0.01)	$ (0.03)

Diluted — as reported	$ (0.01)	$ (0.01)	$ (0.02)
Diluted — pro forma	$ (0.02)	$ (0.01)	$ (0.03)

3.              Stock Split

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

4.              Acquisitions

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

Purchased Intangible Assets

The following table presents details of the purchased finite-lived intangible assets acquired in the RedOctane acquisition (in thousands):

	Estimated Useful
	Life
	(in years)	Amount
Finite-lived intangibles:
Trademark	1.3	$1,000
Other intangibles	0.8-1.3	15,700

Total finite-lived intangibles		$16,700

The following tables present details of our total purchased finite-lived intangible assets as of June 30, 2006 (in thousands):

June 30, 2006	Gross	Accumulated Amortization	Net
Trademark	$ 1,000	$ 10	$ 990
Other intangibles	15,700	140	15,560

Total	$ 16,700	$ 150	$ 16,550

The estimated future amortization expense of purchased finite-lived intangible assets as of June 30, 2006 is as follows (in thousands):

Fiscal year ending March 31,	Amount
2007 (remaining nine months)	$ 9,486
2008	7,064
2009	—
2010	—
2011	—
Thereafter	—
Total	$ 16,550

5.              Cash, Cash Equivalents, and Short-Term Investments

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

The following table summarizes our investments in securities as of June 30, 2006 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$ 93,412	$ —	$ —	$ 93,412
Money market funds	80,286	—	—	80,286
Commercial paper	60,700	—	(35)	60,665
U.S. agency issues	10,662	—	(2)	10,660

Cash and cash equivalents	245,060	—	(37)	245,023
Short-term investments:
U.S. agency issues	247,494	—	(3,775)	243,719
Corporate bonds	146,170	1	(984)	145,187
Mortgage-backed securities	62,573	11	(634)	61,950
Common stock	47,868	—	(12,643)	35,225
Asset-backed securities	15,407	—	(65)	15,342
Commercial paper	23,290	—	(52)	23,238
Certificate of deposit	15,424	—	(32)	15,392
Restricted cash	7,500	—	—	7,500

Short term investments	565,726	12	(18,185)	547,553

Cash, cash equivalents, restricted cash and short-term investments	$ 810,786	$ 12	$ (18,222)	$ 792,576

The following table summarizes the legal stated maturities of our investments in debt securities as of June 30, 2006 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$ 312,943	$ 311,166
Due after one year through two years	158,357	156,018
Due after two years through three years	2,529	2,520
Due in three years or more	14,487	13,765
	488,316	483,469

Certificate of deposit	15,424	15,392
Asset and mortgage-backed securities	77,980	77,292
Total	$ 581,720	$ 576,153

For the three months ended June 30, 2006, there were $2,000 of gross realized gains and no gross realized losses. For the three months ended June 30, 2005, there were $1.3 million of gross realized gains and no gross realized losses.

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the fair value of investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized was $597.0 million and $672.4 million at June 30, 2006 and

March 31, 2006, respectively, with related gross unrealized losses of $18.2 million and $5.5 million, respectively. At June 30, 2006, the gross unrealized losses were comprised mostly of unrealized losses on common stock, U.S. agency issues, corporate bonds, and mortgage-backed securities with $4.3 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater. At March 31, 2006, the gross unrealized losses were comprised mostly of unrealized losses on U.S. agency issues, corporate bonds, and mortgage-backed securities with $3.9 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater.

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

6.              Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Our inventories consist of the following (amounts in thousands):

	June 30, 2006	March 31, 2006
Finished goods	$ 61,047	$ 58,876
Purchased parts and components	3,048	2,607

	$ 64,095	$ 61,483

7.              Goodwill

The changes in the carrying amount of goodwill for the three months ended June 30, 2006 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2006	$ 95,094	$ 5,352	$ 100,446
Goodwill acquired during the period	79,849	—	79,849
Issuance of contingent consideration	—	—	—
Adjustment-prior period purchase allocation	38	—	38
Effect of foreign currency exchange rates	117	196	313
Balance as of June 30, 2006	$ 175,098	$ 5,548	$ 180,646

        Goodwill acquired during the period represents goodwill related to the acquisition of RedOctane of $79.7 million and goodwill related to the acquisition of a recently acquired Korean publishing company of $190,000.

8.              Income Taxes

The income tax benefit of $6.9 million for the three months ended June 30, 2006 reflects our effective income tax rate for the quarter of 27.3%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits for state purposes and the impact of foreign tax rate differentials, partially offset by state taxes.

The aforementioned effective income tax rate for the quarter of 27.3% differs from our effective income tax rate of 39.1% for the three months ended June 30, 2005 due to (1) a one-time international tax benefit for the release of certain tax reserves in the three months ended June 30, 2005 due to the expiration of a tax statute of limitations, and (2) a decrease in anticipated pretax income for fiscal year 2007 determined at June 30, 2006 versus the anticipated pretax income for fiscal year 2006 determined at June 30, 2005, without a corresponding decrease in the benefit of book/tax differences.

The income tax benefit of $2.7 million for the three months ended June 30, 2005 reflects our effective income tax rate for the quarter of 39.1%, which differs from our effective tax rate of 12.2% for the year ended March 31, 2006 due to (1) a one-time international tax benefit for the release of certain tax reserves in the year ended March 30, 2006 due to the expiration of a tax statute of limitations; (2) an increase in the federal research and development credit for the full year ended March 31, 2006 over the amount originally anticipated for the year at the first quarter ended June 30, 2005, and (3) a decrease in pretax income for the year versus the amount originally anticipated for the year at the first quarter, without a corresponding decrease in the benefit of book/tax differences.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.

9.              Software Development Costs and Intellectual Property Licenses

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

10.       Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)

Comprehensive Loss

The components of comprehensive loss for the three months ended June 30, 2006 and 2005 were as follows (amounts in thousands):

	Three months ended June 30,
	2006	2005
	As restated	As restated
Net loss	$ (18,309)	$ (4,247)

Other comprehensive loss
Foreign currency translation adjustment	3,578	(4,470)
Unrealized appreciation (depreciation) on short-term investments	(18,482)	595

Other comprehensive loss	(14,904)	(3,875)

Comprehensive loss	$ (33,213)	$ (8,122)

Accumulated Other Comprehensive Income (Loss)

For the three months ended June 30, 2006, the components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)
	As restated		As restated
Balance, March 31, 2006	$ 9,013	$ 7,356	$ 16,369
Other comprehensive income (loss)	3,578	(18,482)	(14,904)

Balance, June 30, 2006	$ 12,591	$ (11,126)	$ 1,465

Comprehensive income is presented net of taxes of $7.1 million related to unrealized depreciation on investments. Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

11.       Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended June 30,
	2006	2005
Interest income	$ 8,356	$ 6,067
Interest expense	(83)	(62)
Net realized gain on investments	2	1,343
Investment income, net	$ 8,275	$ 7,348

12.       Supplemental Cash Flow Information

Non-cash operating, investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Three months ended June 30,
	2006	2005
	As restated
Non-cash operating, investing, and financing activities:
Change in unrealized appreciation (depreciation) on short-term investments, net of taxes	$ (18,482)	$ 595
Subsidiaries acquired with common stock	30,000	942
Common stock payable related to acquisition	39,000	—
Capitalization of stock option expense	1,905	—
Amortization of stock option expense	(36)	—
Adjustment-prior period purchase allocation	37	155

Supplemental cash flow information:
Cash paid for income taxes	$ 2,639	$ 382
Cash received for interest, net	6,858	4,877

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

The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies in our Amended Annual Report on Form 10-K/A for the year ended March 31, 2006. Revenue derived from sales between segments is eliminated in consolidation.

Information on the reportable segments for the three months ended June 30, 2006 and 2005 is as follows (amounts in thousands):

Three months ended June 30, 2006
	Publishing	Distribution	Total
	As restated	As restated	As restated
Total segment revenues	$ 134,762	$ 53,307	$ 188,069
Revenues from sales between segments	(6,430)	6,430	—

Revenues from external customers	$ 128,332	$ 59,737	$ 188,069

Operating loss	$ (31,519)	$ (1,930)	$ (33,449)

Total assets	$ 1,334,320	$ 101,856	$ 1,436,176

Three months ended June 30, 2005
	Publishing	Distribution	Total
	As restated	As restated	As restated
Total segment revenues	$ 193,551	$ 47,542	$ 241,093
Revenues from sales between segments	(22,451)	22,451	—

Revenues from external customers	$ 171,100	$ 69,993	$ 241,093

Operating income (loss)	$ (14,780)	$ 461	$ (14,319)

Total assets	$ 1,163,325	$ 102,389	$ 1,265,714

Geographic information for the three months ended June 30, 2006 and 2005 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended June 30,
	2006	2005

North America	$ 99,610	$ 112,320
Europe	81,816	119,981
Other	6,643	8,792

Total	$ 188,069	$ 241,093

Revenues by platform were as follows (amounts in thousands):

	Three months ended June 30,
	2006	2005

Console	$ 118,977	$ 180,450
Hand-held	44,797	29,239
PC	24,295	31,404

Total	$ 188,069	$ 241,093

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

14.  Computation of Loss Per Share

The following table sets forth the computations of basic and diluted loss per share (amounts in thousands, except per share data):

	Three months ended June 30,
	2006	2005
	As restated	As restated
Numerator:
Numerator for basic and diluted loss per share — loss available to common shareholders	$(18,309)	$(4,247)
Denominator:
Denominator for basic loss per share — weighted average common shares outstanding	278,335	269,141
Effect of dilutive securities:
Employee stock options and stock purchase plan	—	—
Warrants to purchase common stock	—	—
Potential dilutive common shares	—	—
Denominator for diluted loss per share — weighted average common sharesoutstanding plus assumed conversions	278,335	269,141
Basic loss per share	$(0.07)	$(0.02)
Diluted loss per share	$(0.07)	$(0.02)

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

15.  Commitments and Contingencies

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

Compensation Guarantee

In June 2005, we entered into an employment agreement with the President and Chief Executive Officer of Activision Publishing, Inc. containing a guarantee related to total compensation.  The agreement guarantees that in the event that on May 15, 2010 total compensation has not exceeded $20.0 million, we will make a payment for the amount of the shortfall.  The $20.0 million guarantee will be recognized as compensation expense over the term of the employment agreement comprising of salary payments, bonus payments, restricted stock expense, stock option expense, and an accrual for any anticipated remaining portion of the guarantee.  The remaining portion of the guarantee is accrued over the term of the agreement in “Other liabilities” and will remain accrued until the end of the employment agreement at which point it will be used to make a payment for any shortfall or reclassified into shareholders’ equity.

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

In July 2006, individuals and/or entities claiming to be stockholders of the Company have filed derivative lawsuits, purportedly on behalf of the Company, against certain current and former members of the Company’s Board of Directors as well as several current and former officers of the Company. Three derivative actions have been filed in Los Angeles Superior Court: Vazquez v. Kotick, et al., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al., L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006).  These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.).  Two derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006); and Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006).  These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.).  The consolidated complaints allege, among other things, purported improprieties in the Company’s issuance of stock options.  The Company expects that defense expenses associated with the matters will be covered by its directors and officers insurance, subject to the terms and conditions of the applicable policies.  On May 24, 2007, the Superior Court granted the Company’s motion to stay the state action.  The court’s order stays the action pending the resolution of motions to dismiss in the federal action, but is without prejudice to any party’s right to seek modification of the stay upon a showing of good cause, including a showing that matters may be addressed in the Superior Court without the potential for conflict with or duplication of the federal court proceedings.  The Company filed motions to dismiss in the federal action on June 1, 2007, which will be fully briefed by August 15, 2007.  The Company also was informed that on June 1, 2007, a derivative case, Abdelnur vs. Kotick, et al. was filed in the United States District Court for the Central District of California C.D. Case No. CV07-3575 AHM (PJWx) by the same law firm that previously filed the Hamian case, alleging substantially the same claims.

On July 27, 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical stock option grant practices. In early June 2007, the SEC staff informed us that the SEC has issued a formal order of non-public investigation, which allows the SEC, among other things, to subpoena witnesses and require the production of documents.  The Company is cooperating with the SEC’s investigation and representatives of the Special Subcommittee and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and on February 28, 2007 to brief the SEC staff on the Special Subcommittee’s findings and recommendations following the substantial completion of the Special Subcommittee’s investigation.  A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC.  At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

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

16. Stock Compensation and Employee Benefit Plans

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

On April 26, 1999, the Board of Directors approved the Activision 1999 Incentive Plan, as amended (the “1999 Plan”).  The 1999 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to directors, officers, employees, consultants, and others.  The total number of shares of common stock available for distribution under the 1999 Plan is 30,000,000.  The 1999 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 1,600 shares remaining available for grant under the 1999 Plan as of June 30, 2006.

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

Under the terms of the plans, the exercise price for Awards issued under the 1991 Plan, 1998 Plan, 1999 Plan, 2001 Plan, 2002 Plan, 2002 Executive Plan, 2002 Studio Plan, and 2003 Plan (collectively, the “Plans”) is determined at the discretion of the Board of Directors (or the Compensation Committee of the Board of Directors, which administers the Plans), and under the terms of the plans, the exercise price for ISOs is not to be less than the fair market value of our common stock at the date of grant, and in the case of non-qualified options, the exercise price must exceed or be equal to 85% of the fair market value of our common stock at the date of grant.  Options typically become exercisable in installments over a period not to exceed seven years and must be exercised within 10 years of the date of grant.  We have recently determined that, for the reasons described in Note 2, certain Awards issued in certain past periods were issued with exercise prices below the fair market value of our common stock on the dates that we have determined to be the correct grant and measurement dates for those Awards.

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

In accordance with EITF 96-18, we measure the fair value of the securities on the measurement date.  The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized.  Additionally, as more fully described in Note 1, the recoverability of capitalized software development costs and intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense.  In connection with the evaluation of capitalized software development costs and intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense.  For the quarter ended June 30, 2006, there was no amortization related to third-party warrants.  For the quarter ended June 30, 2005, $0.5 million was amortized and included in cost of sales - software royalties and amortization and/or cost of sales - intellectual property licenses.

Employee Retirement Plan

We have a retirement plan covering substantially all of our eligible employees.  The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code.  Under the plan, employees may defer up to 92% of their pre-tax salary and the maximum amount allowed by law.  We contribute 20% of each dollar contributed by a participant.  Our matching contributions to the plan were approximately $488,500 and $319,500 during the quarters ended June 30, 2006 and 2005, respectively.

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee.  Additionally, in October 2005 we issued the rights to 96,712 shares of restricted stock to an employee.  These shares vest over a five-year period and remain subject to forfeiture if vesting conditions are not met.  In accordance with APB No. 25, we recognized unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant.  The fair value of these shares when issued was approximately $12.84 and $15.51 per share, respectively, and resulted in increases in “Additional paid-in capital” and “Unearned compensation” of $2.0 million and $1.5 million on the respective balance sheets at the times of grant.  Prior to the adoption of SFAS No. 123R, we reduced unearned compensation and recognized compensation expense over the vesting periods.  Upon adoption of SFAS No. 123R, unearned compensation was reclassified against additional paid in capital and we will increase additional paid in capital and recognize compensation expense over the respective remaining vesting periods.  For the first quarter of fiscal 2007, we recorded expense related to these shares of approximately $175,000, which was included as a component of stock-based compensation expense within “General and administrative” on the accompanying statements of operations.  Since issuance, we have recognized $642,000 of the $3.5 million of unearned compensation with the remainder to be recognized over a weighted-average period of 4.1 years.

On April 1, 2006, we adopted the provisions of SFAS No. 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  Stock-based compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and ESPP included in our Consolidated Statements of Operations for the three months ended June 30, 2006 (in thousands):

Three Months Ended June 30, 2006 As restated
Cost of sales — software royalties and amortization	$36
Product development	1,679
Sales and marketing	1,040
General and administrative	3,094
Stock-based compensation expense before income taxes	5,849
Income tax benefit	(2,287)
Total stock-based compensation expense after income taxes	$3,562

	Three Months Ended June 30, 2006
	As previously reported	Adjustments	As restated
Cost of sales — software royalties and amortization	$25	$11	$36
Product development	1,476	203	1,679
Sales and marketing	1,055	(15)	1,040
General and administrative	2,647	447	3,094
Stock-based compensation expense before income taxes	5,203	646	5,849
Income tax benefit	(1,977)	(310)	(2,287)
Total stock-based compensation expense after income taxes	$3,226	$336	$3,562

Additionally, stock option expenses are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” as discussed in Note 1.  The following table summarizes stock option expense included in our Consolidated Balance Sheets as a component of software development (in thousands):

Software Development
As restated
Balance, March 31, 2006	$—
Stock option expense capitalized during period	1,905
Amortization of capitalized stock option expense	(36)
Balance, June 30, 2006	$1,869

Net cash proceeds from the exercise of stock options were $4.8 million and $13.2 million for the three months ended June 30, 2006 and June 30, 2005, respectively. Tax benefits attributable to employee stock option exercises were $2.8 million and $5.9 million for the three months ended June 30, 2006 and June 30, 2005, respectively. In accordance with SFAS No. 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS No. 123R, we applied SFAS No. 123 “Accounting for Stock-Based Compensation,” in which compensation expense is recorded for the issuance of stock options and other stock-based compensation in accordance with either the fair value method specified in SFAS No. 123 or in accordance with the intrinsic value method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the stock option or other stock-based awards exercise price.  If the grant date stock price exceeds the strike price, then the intrinsic value is equal to the positive difference between these two values.  As such, we have restated prior periods (see Note 2 to the consolidated financials statements) to properly account for these options.

The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three months ended June 30, 2005 (in thousands, except per share amounts):

Three months ended June 30, 2005
As restated
Net loss, as reported	$(4,247)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	649
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,626)
Pro forma net loss	$(7,224)
Loss per share
Basic — as reported	$(0.02)
Basic — pro forma	$(0.03)
Diluted — as reported	$(0.02)
Diluted — pro forma	$(0.03)

In addition, included in net loss, as reported, is $17,000 related to amortization of unearned compensation related to restricted stock.

As of April 1, 2005, the Company began estimating the value of employee stock options on the date of grant using a binomial-lattice model. Prior to April 1, 2005 the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS No. 123.

Our employee stock options have features that differentiate them from exchange-traded options.  These features include lack of transferability, early exercise, vesting restrictions, pre- and post-vesting termination provisions, blackout dates, and time-varying inputs.  In addition, some of the options have non-traditional features, such as accelerating vesting if certain performance conditions are met, that must be reflected in the valuation.  A binomial-lattice model was selected because it is better able to explicitly address these features than closed-form models such as the Black-Scholes model, including the ability to reflect expected future changes in model inputs, including changes in volatility, during the option’s contractual term.

Consistent with SFAS No. 123R, we have attempted to reflect expected future changes in model inputs during the option’s contractual term.  The inputs required by our binomial lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior.   Statistical methods were used to estimate employee type specific termination rates.  These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior.  Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior.  ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period.  These probabilities are then used to estimate ETTE.  The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.  The weighted-average estimated value of employee stock options granted during the three months ended June 30, 2006 and 2005 was $5.42 and $4.68 per share, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Employee and Director Options and Warrants		Employee Stock Purchase Plan
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected Term (in years)	4.55	4.73	0.5	0.5
Risk free Interest rate	5.05%	4.64%	4.68%	3.07%
Volatility	54.30%	46.10%	41.40%	42.11%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date (as restated)	$5.42	$4.68	$3.55	$2.96

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

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is, as required by SFAS No. 123R, an output by the binomial-lattice model. The expected life of employee stock options depends on all of the underlying assumptions and calibration of our model. A binomial-lattice model can be viewed as assuming that employees will exercise their options when the stock price equals or exceeds an exercise boundary.  The exercise boundary is not constant but continually declines as one approaches the option’s expiration date.  The exact placement of the exercise boundary depends on all of the model inputs as well as the measures that are used to calibrate the model to estimated measures of employees’ exercise and termination behavior.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions used in the binomial lattice model, including model inputs and measures of employees’ exercise and post-vesting termination behavior.  However, we are responsible for the assumptions used to estimate the fair value of our share-based payment awards.

Our ability to accurately estimate the fair value of share-based payment awards as of the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs as long as ten years into the future.  These inputs include, but are not limited to, expected stock price volatility, risk free rate, dividend yield, and employee termination rates.  Although the fair value of employee stock options is determined in accordance with SFAS No. 123R and SAB 107 using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer/willing seller.  Unfortunately, it is difficult to determine if this is the case, because markets do not currently exist that permit the active trading of employee stock option and other share-based instruments.

Stock option activity for the three months ended June 30, 2006, is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	48,337	$6.20
Granted	4,570	13.49
Exercised	(912)	5.30
Forfeiture	(1,205)	7.47
Outstanding at June 30, 2006	50,790	$6.84	6.6	$245,355
Exercisable at June 30, 2006	29,317	$4.34	5.3	$201,544

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

As of June 30, 2006, $47.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

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

17.  Recently Issued Accounting Standards

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

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.   SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and correction of errors. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle and correction of errors, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. In the event that we have a future accounting change or a future error correction, SFAS No. 154 could have a material impact on our consolidated financial statements.

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

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Purpose of this Amended Quarterly Report on Form 10-Q/A — Restatement of Unaudited Consolidated Financial Statements

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

The Special Subcommittee and its advisers collected and processed more than 143 gigabytes of electronic data in the course of the review, including data from our servers and the local hard drives of 32 computers used by key custodians.  The review also included physical searches for relevant hard copy documents, including those found in our corporate offices, the human resources department, the legal department, the stock administration department, and the finance department.  The Special Subcommittee also requested and received files maintained by the Compensation Committee members and our former outside legal counsel.  This data — in excess of 9,700,000 total pages — was loaded into a database to assist in identifying relevant materials for further review.  The Special Subcommittee’s lawyers employed a search process utilizing a variety of search terms that resulted in review of over 500,000 separate documents.  Based on the results of these targeted searches, the Special Subcommittee’s lawyers reviewed more than 8,000,000 pages of electronic data and hard copy documents, as well as another 209,310 pages of native format hard drive data that could not be loaded to the database due to technical reasons.

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

Findings:  The Special Subcommittee reviewed 4,849 option grants covering 204,230,604 shares, or about 86% of the 237,756,486 options granted in the period reviewed, and found that 3,450 grants covering 148,747,202 shares required measurement date corrections.  Of the options found to require measurement date corrections, a majority — covering approximately 88,250,000 shares, were granted to non-officer employees or former officers of the Company, while options covering approximately 60,500,000 shares were granted to current officers and directors.

A majority of the grants requiring measurement date corrections (measured by number of shares) occurred on 16 dates over the 15-year period reviewed by the Special Subcommittee.  Twelve annual grants, covering 29,423,701 shares, were found to require measurement date corrections, including almost 100% of the options included in the annual grants made in the 10 calendar years 1996 through 2005 and approximately 5.9% of the annual grants made in calendar year 2006 (covering 24.3% of the shares covered by the 2006 annual grants).  In addition, acquisition grants covering 4,656,491 million shares were found to require measurement date corrections.  The remaining grants requiring measurement date corrections (covering 114,667,010 shares), consisted of various employment service related grants over the 15-year period reviewed by the Special Subcommittee, which included employment contract related grants (new contracts or the renewal of existing contracts), new hire grants, promotion grants, merit and bonus grants, and retention incentive grants.

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

Determination of Measurement Dates:  According to APB No. 25, the measurement date is the first date on which proper approval is obtained and all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.  To correct the measurement date inaccuracies, we re-determined the measurement date based on the date when all APB No. 25 criteria were satisfied. Effective April 1, 2006, the determination of the measurement date in accordance with SFAS No. 123R additionally includes the requirement to communicate the terms of the option awards to the grantees.  In re-determining the most appropriate measurement date of an option grant, we considered meeting minutes and other documents of our Board of Directors, including minutes of the Compensation Committee, in addition to the following data:

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

Over the 15 year review period covering from fiscal year 1992 through fiscal year 2006, and the first five months of fiscal 2007 (including the quarterly period covered by this Amended Quarterly Report on Form 10-Q/A) over 80% of all grants, representing over 90% of all shares, were either individually reviewed (such as an employment contract grant) or were reviewed as a separate block of grants (such as annual grants or acquisition related grants) or as an identifiable category of grants with common characteristics.  The remaining 1,489 grants, representing less than 8% of all shares, were not individually reviewed and did not appear to have any unusual pricing or other characteristics indicating a need for full individual review.  Sampling and other analysis indicated that these remaining grants consisted of grants to “rank-and-file” employees, largely in the categories of employment contract, bonus, and other miscellaneous grants.  These remaining grants, for the 5 year period from fiscal year 2002 through fiscal year 2006, represented 4,953,230 shares and 2% of all the shares granted during the entire 15 year review period.  Various analytics and sensitivities were performed to determine whether these remaining grants had any unique pricing or other characteristics.  None were identified.  For perspective as a sensitivity analysis, if the high market price between the option grant date and the option entry date (the date on which such grants were entered into the Company’s stock option system and available to employees) was used as an alternative measurement date price for a sampling of grants based on distribution patterns and price ranges, the total additional non-cash pre-tax stock-based compensation expense would be approximately $2.5 million spread over a period from fiscal year 1994 through fiscal year 2006, and approximately $1.3 million of non-cash pre-tax stock-based expense would impact the five fiscal years from 2002 through 2006.  Given the immaterial number of shares and limited potential income statement impact, along with the absence of unique pricing or other characteristics, additional review procedures were not deemed necessary for these remaining grants and were therefore not applied, and no change was made to the original grant date as the measurement date.

The following is a summary of the primary stock-option accounting errors underlying this restatement and their impact in key categories of option grants.

Grant Dates and Exercise Prices Based on Employment Service Related “Business Events” Insufficient to Support Reported Measurement Date

A large number of the grants requiring measurement date corrections were made in connection with employment service related “business events” (including employment contracts for both new hires and contract renewals for existing employees).  In many instances, the Special Subcommittee determined that the lowest price was chosen from among several alternative dates, on the theory that it was permissible to use a date that was tied to a “business event,” such as the date negotiations commenced, the date of a handshake agreement, the date that an employee began working for the Company, or the date that the contract was signed by the employee.  These grants account for approximately $34.5 million, or about 52% of the total of approximately $66.7 million in additional pre-tax stock-based compensation expense recorded by the Company in the restated financial statements reported in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

Annual Grants Affected by Insufficient Finality and Documentation and Selection of Dates with Hindsight

Annual grants were issued to a large number of employees each year (typically in April) and were made at the lowest or second-lowest price of the month in which they were granted from calendar year 1997 through calendar year 2003.  The Special Subcommittee found evidence that the dates of some or all of these grants were chosen in late April or early May and were therefore affected by selection of dates with hindsight, and that required details of various annual grants did not have the required level of finality, including completion of allocations of options to individual employees, or were not supported by sufficient documentation until after the reported grant date.  In total, twelve annual grants, covering 29,423,701 shares, were found to require measurement date corrections, including almost 100% of the options included in the annual grants made for the 10 calendar years 1996 through 2005 and approximately 5.9% of the annual grants made for calendar year 2006 (covering 24.3% of the shares covered by the calendar year 2006 annual grants).  Annual grants account for approximately $18.7 million or approximately 28% of the approximately $66.7 million in additional pre-tax stock-based compensation expense recorded by the Company in the restated financial statements  reported in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

Grants Affected by Modifications after Initial Grant Date

Certain grants were modified after the initial grant date, but the Company did not account correctly for the modification in accordance with APB No. 25.  The modifications included the acceleration of vesting, the continuation of the vesting period of options of terminated employees or the extension of the post-service exercise period for vested stock options of terminated employees.  Modifications were made to 337 option grants that were not accounted for in accordance with APB No. 25. We recorded approximately $10.0 million additional pre-tax stock-based compensation expense to properly account for these modifications, or about 15% of the approximately $66.7 million in additional pre-tax stock-based compensation expense recorded by the

Company in the restated financial statements reported in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

Grants Affected by Repricings after Initial Grant Date

Certain grants (mostly relating to employment service related grants on three dates) were repriced after the initial grant date, but the Company did not account correctly for the repricing.  Such repricings are considered a modification of an award and require the application of variable accounting.  In accordance with the provisions of Financial Accounting Standard Board Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation,” we determined that we should have recorded an additional $3.5 million in stock-based compensation expense related to these grants, or approximately 5% of the approximately $66.7 million in additional pre-tax stock-based compensation expense recorded by the Company in the restated financial statements as reported in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

Impact.  We have recorded approximately $66.7 million in additional pre-tax stock-based compensation expense for the thirteen year period from April 1, 1993 through March 31, 2006 in accordance with APB No. 25.  The additional stock-based compensation expense is amortizable over the service period relating to each option, typically three to five years, with approximately two-thirds of the total expense being recorded in or before fiscal 2002.  Separately, the restatement reflects an additional $1.7 million pre-tax change ($1.1 million after-tax) related to recently identified payroll tax withholding in fiscal 2005.  Additionally, approximately $0.6 million in additional pre-tax stock-based compensation expense was recorded to correct measurement date inaccuracies, pursuant to the provisions of SFAS No. 123R, during the three months ended June 30, 2006, for the period specifically covered by this Amended Quarterly Report on Form 10-Q/A. For the three months ended June 30, 2005, approximately $0.9 million in additional pre-tax stock-based compensation expense was recorded to correct measurement date inaccuracies, in accordance with APB No. 25 and has been included in the approximately $66.7 million in additional pre-tax stock-based compensation expense for the thirteen year period from April 1, 1993 through March 31, 2006.

Years ended March 31,	Total additional compensation expense	2006	2005		2004	2003	2002	Cumulative effect at April 1, 2001

Net income, as previously reported		$41,899	$138,335		$77,715	$66,180	$52,238
Additional compensation expense resulting from improper measurement dates for stock option grants(1)	$68,351	2,731	4,963	(1)	5,280	10,156	22,017	$23,204
Tax related effects	(21,828)	(1,083)	(1,685)		(1,663)	(2,979)	(6,732)	(7,686)
Total effect on net income	$46,523	1,648	3,278		3,617	7,177	15,285	$15,518
Net income, as restated		$40,251	$135,057		$74,098	$59,003	$36,953

(1)             Also includes $1.7 million charge for insufficient payroll tax withholdings in fiscal 2005.

Years ended March 31,	2001	2000	1999	1998	1997	1996	1995	1994

Additional compensation expense resulting from improper measurement dates for stock option grants	$3,816	$5,267	$2,384	$3,884	$4,785	$2,919	$110	$39

Tax related effects	(1,281)	(1,598)	(746)	(1,392)	(1,879)	(740)	(37)	(13)

Total effect on net income	$2,535	$3,669	$1,638	$2,492	$2,906	$2,179	$73	$26

Of the $66.7 million in additional pre-tax stock-based compensation expense recorded by the Company in the restated financial statements reported in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006, approximately $40.5 million, or approximately 61%, relates to grants to non-officers, approximately $21.1 million, or 31%, relates to grants to current officers and directors, and approximately $5.1 million, or 8%,  relates to grants to former officers.

The cumulative effect of all the restatement adjustments to our Consolidated Balance Sheet as of March 31, 2001 resulted in a decrease in retained earnings of $15.5 million, an increase in additional paid-in capital of $17.4 million, and an increase in deferred tax assets of $1.9 million.

Certain Tax Consequences:  Certain stock options were granted with an exercise price lower than the fair market value on the actual measurement dates, with vesting occurring after December 31, 2004, which resulted in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code.  Section 409A subjects the option holders to additional income tax, penalties and interest on the value of the options deferred and, in certain cases, exercised each year.  We do not have any tax liability associated with Section 409A.  For options that have already been exercised by non-executive officer employees, that are subject to Section 409A consequences, the Company has elected to  participate in the Internal Revenue Service program described in IRS Announcement 2007-18 pursuant to which the Company was able to pay the Section 409A taxes on behalf of its non-executive officer employees, and has incurred $7.3 million in additional pre-tax compensation expense in the fiscal quarter ended March 31, 2007, in absorbing these related costs on behalf of these employees. With respect to unexercised options subject to Section 409A held by such current and former non-executive officer employees, the Company on or about June 7, 2007 is commencing an offer to amend the exercise price of these options to eliminate their Section 409A tax liability consistent with Internal Revenue Service guidance. Pursuant to the offer, the Company will also make a cash payment in January 2008 to employees who accept the offer, in an amount equal to the difference between the original exercise price of each amended option and the amended exercise price of each amended option. This will likely result in additional future compensation expense to the Company once these actions occur.

Responsibility for Option Grant Practices.  The Special Subcommittee found that four individuals — former heads of human resources, finance and legal, and a senior partner of our former outside corporate law firm who sat on and acted as secretary to our Board — bore significant responsibility, in varying degrees, for measurement date inaccuracies by virtue of their positions and/or involvement in the option granting process at varying times.  The Special Subcommittee made no finding as to intentional wrongdoing by these individuals.

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

In addition, we have realigned certain internal responsibilities related to the granting and reporting of stock options.  In this regard, the employment contract of our former head of human resources, which expired on March 31, 2007, was not renewed; a new head of human resources is being recruited; and, in the interim, responsibilities for stock option granting and reporting have been reassigned.  To further enhance our corporate governance practices, we have established and filled a position of principal compliance officer, with a reporting line directly to the Nominating and Governance Committee of our Board, and are reviewing the configuration of the Compensation Committee of the Board.

In addition, consistent with the recommendations of the Special Subcommittee, we have disengaged from our prior outside corporate counsel and have engaged new outside corporate counsel.

We have also already adopted a number of modifications to our stock option granting procedures.  The new policies and practices for our stock option grant practices were approved on November 21, 2006 by the Joint Compensation and Nominating and Governance Committee of our Board, and became effective January 1, 2007.  Our new option granting policies and procedures are designed to eliminate uncertainty in the pricing of options and also provide the Compensation Committee with the full ability to review and approve all grants prior to pricing on a date set on or after the date of the Compensation Committee action.  Some of the highlights of the new option granting process are:

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

Our anticipated fiscal 2007 releases will include well-established brands, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases.  For example, we have a long-term relationship with Marvel Entertainment, Inc. through an exclusive licensing agreement for the Spider-Man and X-Men franchises through 2017.  This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man and X-Men.  Through June 30, 2006, games based on the Spider-Man and X-Men franchises have generated more than $828.5 million in net revenues worldwide.  In the first quarter of fiscal 2007 we released the video game, X-Men: The Official Game, coinciding with the theatrical release of “X-Men: The Last Stand.”  For the remainder of fiscal 2007, under this agreement, we plan to release Marvel: Ultimate Alliance and, on the NDS and GBA, Spider-Man: Battle for New York.  In addition, through our licensing agreement with Spider-Man Merchandising, LP, we developed and published video games based on Columbia Pictures/Marvel Entertainment, Inc.’s upcoming feature film “Spider-Man 3,” which was released in May 2007.   In addition, we also have an agreement with Spider-Man Merchandising, LP for the exclusive worldwide publishing rights to publish entertainment software products based on subsequent Spider-Man movie sequels or new television series through 2017.

 We also have an exclusive licensing agreement with professional skateboarder Tony Hawk.  The agreement grants us exclusive rights to develop and publish video games through 2015 using Tony Hawk’s name and likeness.  Through June 30, 2006, we have released seven successful titles in the Tony Hawk franchise with cumulative net revenues of $1.1 billion, including the most recent, Tony Hawk’s American Wasteland (“THAW”), which was released in the third quarter of fiscal 2006.  We continued to build on the Tony Hawk franchise in fiscal 2007 with the releases of Tony Hawk’s Project 8 and Tony Hawk’s Downhill Jam.

We continue to develop a number of original intellectual properties which are developed and owned by Activision.  For example, in the third quarter of fiscal 2006 we released Call of Duty 2 on the PC and Xbox360 and Call of Duty 2: Big Red One, on the GameCube, PS2, and Xbox.  According to NPD Funworld, Call of Duty 2 remains the #1 Xbox360 title to date.  These titles were the fourth and fifth releases based upon this original intellectual property following two other PC titles, Call of Duty and Call of Duty: United Offensive, and one other console title, Call of Duty: Finest Hour.  We continued to build on the Call of Duty franchise with the release of Call of Duty 3 in the third quarter of fiscal 2007.  We expect to develop a variety of games on multiple platforms based on this original property as well as continue to invest in developing other original intellectual properties.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises.  For example, we have a multi-year, multi-property, publishing agreement with DreamWorks LLC that grants us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, “Over the Hedge,” which was released in the first quarter of fiscal 2007, and all of their respective sequels, including “Shrek the Third” and “Madagascar 2.”  In addition, our multi-year agreement with DreamWorks Animation SKG also grants us the exclusive video game rights to four upcoming feature films, “Bee Movie,” “Kung Fu Panda,” “Rex Havoc,” and “How to Train Your Dragon,” as well as potential future films in the “Shrek” franchise beyond “Shrek the Third.”

Additionally, we have a strategic alliance with Harrah’s Entertainment, Inc. that grants us the exclusive, worldwide interactive rights to develop and publish “World Series of Poker” video games based on the popular World Series of Poker Tournament.  In the second quarter of fiscal 2006, we released our first title under this alliance, World Series of Poker, which became the number one poker title of calendar 2005.  In the second quarter of fiscal year 2007, we released our second title under this alliance, World Series of Poker: Tournament of Champions.

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

Stock-based Compensation Expense

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Stock-based compensation expense recognized under SFAS No. 123R for the three months ended June 30, 2006 was $5.8 million.  There was $0.9 million of stock-based compensation expense related to employee stock options and employee stock purchases recognized under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”)  during the three months ended June 30, 2005. See Note 16 to the Consolidated Financial Statements for additional information.

As of April 1, 2005, the Company began estimating the value of employee stock options on the date of grant using a binomial-lattice model. Prior to April 1, 2005 the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro-forma financial information in accordance with SFAS No. 123.  The fair value of a share-based payment as of the grant date estimated by an option pricing model depends upon our future stock price as well as assumptions concerning expected volatility, risk-free interest rate, and risk-adjusted stock return, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior.  Statistical methods were used to estimate employee type specific termination rates.  These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior.  Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior.  ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period.  These probabilities were then used to estimate ETTE.  The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.  The weighted-average estimated value of employee stock options granted during the three months ended June 30, 2006 was $5.42 per share (as restated) using the binomial-lattice model with the following weighted-average assumptions:

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

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is, as required by SFAS No. 123R, output by the binomial-lattice model. The expected life of employee stock options depends on all of the underlying assumptions and calibration of our model. The binomial-lattice model assumes that employees will exercise options when the stock price equals or exceeds an exercise boundary.  The exercise boundary is not constant but continually declines as one approaches the option’s expiration date.  The exact placement of the exercise boundary depends on all of the model inputs as well as the measures that were used to calibrate the model to estimated measures of employees’ exercise and termination behavior.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period.

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating loss by business segment (amounts in thousands):

	Three months ended June 30,
	2006		2005
	As restated		As restated

Net revenues	$188,069	100%	$241,093	100%

Costs and expenses:
Cost of sales — product costs	108,623	58	136,754	57
Cost of sales — software royalties and amortization	19,261	10	14,576	6
Cost of sales — intellectual property licenses	9,916	5	20,940	9
Product development	25,625	14	18,078	7
Sales and marketing	36,179	19	46,367	19
General and administrative	21,914	12	18,697	8

Total costs and expenses	221,518	118	255,412	106

Operating loss	(33,449)	(18)	(14,319)	(6)

Investment income, net	8,275	4	7,348	3

Loss before income tax benefit	(25,174)	(14)	(6,971)	(3)

Income tax benefit	(6,865)	(4)	(2,724)	(1)

Net loss	$(18,309)	(10)%	$(4,247)	(2)%

Net Revenues by Territory:
North America	$99,610	53%	$112,320	46%
Europe	81,816	44	119,981	50
Other	6,643	3	8,792	4

Total net revenues	$188,069	100%	$241,093	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$90,189	48%	$142,362	59%
Hand-held	26,584	14	25,331	10
PC	17,989	10	25,858	11

Total publishing net revenues	134,762	72	193,551	80

Distribution:
Console	28,788	15	38,088	16
Hand-held	18,213	10	3,908	2
PC	6,306	3	5,546	2

Total distribution net revenues	53,307	28	47,542	20

Total net revenues	$188,069	100%	$241,093	100%

Operating Income(Loss) by Segment:
Publishing	$(31,519)	(17)%	$(14,780)	(6)%
Distribution	(1,930)	(1)	461	—

Total operating loss	$(33,449)	(18)%	$(14,319)	(6)%

Results of Operations — Three Months Ended June 30, 2006 and 2005

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

North America Publishing Net Revenues (in thousands)

Three Months Ended June 30, 2006	% of Consolidated Net Revenues	Three Months Ended June 30, 2005	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$99,610	53%	$112,320	46%	$(12,710)	(11)%

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

International Publishing Net Revenues (in thousands)

Three Months Ended June 30, 2006	% of Consolidated Net Revenues	Three Months Ended June 30, 2005	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$35,152	19%	$81,231	34%	$(46,079)	(57)%

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

Publishing Net Revenues by Platform (in thousands)

	Three Months Ended June 30, 2006	% of Publishing Net Revs.	Three Months Ended June 30, 2005	% of Publishing Net Revs.	Increase/ (Decrease)	Percent Change
Publishing Net Revenues

PC	$17,989	13%	$25,858	14%	$(7,869)	(30)%

Console
Sony PlayStation 2	51,301	38%	65,484	34%	(14,183)	(22)%
Microsoft Xbox	14,175	10%	66,607	34%	(52,432)	(79)%
Microsoft Xbox 360	11,821	9%	—	—%	11,821	n/m
Nintendo GameCube	12,898	10%	10,141	5%	2,757	27%
Other	(6)	—%	130	—%	(136)	(105)%

Total Console	90,189	67%	142,362	73%	(52,173)	(37)%

Hand-held	26,584	20%	25,331	13%	1,253	5%

Total Publishing Net Revenues	$134,762	100%	$193,551	100%	$(58,789)	(30)%

Publishing net revenues decreased 30% from $193.6 million for the three months ended June 30, 2005 to $134.8 million for the three months ended June 30, 2006.

Personal Computer Net Revenues (in thousands)

Three Months Ended June 30, 2006	% of Publishing Net Revenues	Three Months Ended June 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$17,989	13%	$25,858	14%	$(7,869)	(30)%

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

Sony PlayStation 2 Net Revenues (in thousands)

Three Months Ended June 30, 2006	% of Publishing Net Revenues	Three Months Ended June 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$51,301	38%	$65,484	34%	$(14,183)	(22)%

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

Microsoft Xbox Net Revenues (in thousands)

Three Months Ended June 30, 2006	% of Publishing Net Revenues	Three Months Ended June 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$14,175	10%	$66,607	34%	$(52,432)	(79)%

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

Microsoft Xbox360 Net Revenues (in thousands)

Three Months Ended June 30, 2006	% of Publishing Net Revenues	Three Months Ended June 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$11,821	9%	$—	—%	$11,821	n/m

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

Nintendo GameCube Net Revenues (in thousands)

Three Months Ended June 30, 2006	% of Publishing Net Revenues	Three Months Ended June 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$12,898	10%	$10,141	5%	$2,757	27%

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

Hand-held (in thousands)

Three Months Ended June 30, 2006	% of Publishing Net Revenues	Three Months Ended June 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$26,584	20%	$25,331	13%	$1,253	5%

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

Distribution Net Revenues (in thousands)

Three Months Ended June 30, 2006	% of Consolidated Net Revenues	Three Months Ended June 30, 2005	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$53,307	28%	$47,542	20%	$5,765	12%

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

Costs and Expenses

Cost of Sales — Product Costs (in thousands)

Three Months Ended June 30, 2006	% of Consolidated Net Revenues	Three Months Ended June 30, 2005	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$108,623	58%	$136,754	57%	$(28,131)	(21)%

Cost of sales — product costs represented 58% and 57% of consolidated net revenues for the three months ended June 30, 2006 and 2005, respectively.  In absolute dollars, cost of sales — product costs decreased $28.1 million from $136.8 million for the three months ended June 30, 2005 to $108.6 million for the three months ended June 30, 2006.  The decrease in absolute dollars is due to higher sales volume in the first quarter of fiscal 2006 combined with a change in the mix of mainline business and affiliate business.  In the first quarter of fiscal 2006, we had strong sales volume in our European territories of LucasArts’ Star Wars: Episode III Revenge of the Sith.  We did not have any LucasArts’ releases in the first quarter of fiscal 2007.  The primary factor that affected cost of sales — product costs as a percentage of consolidated net revenues was reduced pricing on current generation title releases and a number of catalog titles in the first quarter of fiscal 2007.

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

Cost of Sales — Software Royalties and Amortization (in thousands, as restated)

Three Months Ended June 30, 2006	% of Publishing Net Revenues	Three Months Ended June 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$19,261	14%	$14,576	8%	$4,685	32%

Cost of sales — software royalties and amortization for the three months ended June 30, 2006 increased as a percentage of publishing net revenues from 8% for the three months ended June 30, 2005 to 14% for the three months ended June 30, 2006.  Cost of sales — software royalties and amortization for the three months ended June 30, 2006 increased from the prior fiscal year, from $14.6 million to $19.3 million.  The increase in both the percentage of publishing net revenues and absolute dollars is due to the release of X-Men: The Official Game which had higher development costs than titles released in the prior year first quarter due to being developed across all platforms including the more technologically advanced Xbox360.

Due to our more focused fiscal 2007 title slate, we expect costs of sales — software royalties and amortization to decrease in fiscal 2007 in proportion to the expected decrease in net revenues.

Cost of Sales — Intellectual Property Licenses (in thousands)

Three Months Ended June 30, 2006	% of Publishing Net Revenues	Three Months Ended June 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$9,916	7%	$20,940	11%	$(11,024)	(53)%

Cost of sales — intellectual property licenses for the three months ended June 30, 2006 decreased $11.0 million from June 30, 2005, a decrease of 53% from $20.9 million to $9.9 million.  As a percentage of publishing net revenues, cost of sales — intellectual property licenses declined from 11% to 7%.  The decreases in both absolute dollars and as a percentage of publishing net revenues were due mainly to the release of more titles in the prior year fiscal quarter with associated intellectual property combined with higher royalty rates on certain titles, such as Doom 3.  Titles released with associated intellectual property during the first quarter of fiscal 2006 included Doom 3, Madagascar, and Fantastic Four.  This compares to two titles with associated intellectual property in the first quarter of fiscal 2007, Over the Hedge and X-Men: The Official Game.  We expect cost of sales — intellectual property licenses for the remainder of fiscal 2007 to decrease in both absolute dollars and as a percentage of publishing net revenues due to the planned slate of titles having lower associated intellectual property royalty rates compared to fiscal 2006 releases.

Product Development (in thousands, as restated)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Publishing	June 30,	Publishing	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change
$25,625	19%	$18,078	9%	$7,547	42%

Product development expenses for the three months ended June 30, 2006 increased as a percentage of publishing net revenues as compared to the three months ended June 30, 2005, from 9% to 19%. In absolute dollars, product development expenses for the three months ended June 30, 2006 also increased compared to the three months ended June 30, 2005, from $18.1 million to $25.6 million.  The increase in product development as a percentage of publishing net revenues and in absolute dollars resulted from:

•                  Increased development, quality assurance, and outside developer costs as a result of the development of more technologically advanced titles across more platforms, including titles planned for the launch of the PS3 and Wii, as well as costs associated with developing titles for our fiscal 2008 slate which will be more focused on titles for next generation hardware systems.

•                  Increases in product development expenses of $1.4 million related to stock option expenses.

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

Sales and Marketing (in thousands, as restated)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Consolidated	June 30,	Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change
$36,179	19%	$46,367	19%	$(10,188)	(22)%

Sales and marketing expenses of $36.2 million and $46.4 million represented 19% of consolidated net revenues for the three months ended June 30, 2006 and 2005, respectively.  The decrease in absolute dollars was a result of the release of two titles in the first quarter of fiscal 2007 compared to three titles in the first quarter of fiscal 2006 as well as implementing a more targeted sales and marketing plan.  In addition, in the first quarter of fiscal 2006 we invested in significant marketing programs to support our fiscal 2006 first quarter title releases, Doom 3, Madagascar, and Fantastic Four. This decrease was partially offset by expenses of $1.0 million related to stock option expenses as a result of the implementation of SFAS No. 123R as well as sales and marketing expenses associated with RedOctane.  Despite a more focused sales and marketing plan, sales and marketing expenses as a percentage of consolidated net revenues remained flat at 19% due to expense associated with the implementation of SFAS No. 123R and reduced pricing on current generation titles.

We expect sales and marketing expense to decrease on both an absolute basis and as a percentage of consolidated net revenues in fiscal 2007 due to a more focused slate in fiscal 2007 and a more targeted sales and marketing plan.

General and Administrative (in thousands, as restated)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Consolidated	June 30,	Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change
$21,914	12%	$18,697	8%	$3,217	17%

General and administrative expenses for the three months ended June 30, 2006 increased $3.2 million over the same period last year, from $18.7 million to $21.9 million.  As a percentage of consolidated net revenues, general and administrative expenses also increased from 8% to 12% from June 30, 2006 to June 30, 2005.  The increases were primarily due to stock option expenses of $2.6 million associated with the implementation of SFAS No. 123R and the consolidation of RedOctane into our results of operations and an increase in personnel costs related to annual salary increases.  These increases were partially offset by the benefits of our cost optimization program launched in the fourth quarter of fiscal 2006.

Operating Loss (in thousands, as restated)

	Three Months Ended	% of	Three Months Ended	% of
	June 30,	Segment	June 30,	Segment	Increase/	Percent
	2006	Net Revs.	2005	Net Revs.	(Decrease)	Change
Publishing	$(31,519)	(23)%	$(14,780)	(8)%	$(16,739)	(113)%
Distribution	(1,930)	4%	461	1%	(2,391)	(519)%
Consolidated	$(33,449)	(18)%	$(14,319)	(6)%	$(19,130)	(134)%

Publishing operating loss for the three months ended June 30, 2006 increased $16.7 million from the same period last year, from $14.8 million to $31.5 million.  As a percentage of publishing net revenues operating loss increased from 8% to 23%.  The increases in both absolute dollars and as a percentage of net revenues were primarily due to:

•                  Expenses associated with stock option expenses as a result of the implementation of SFAS No. 123R.

•                  Increased product development costs as a result of the development of more technologically advanced titles across more platforms.

•                  Increased cost of sales — software royalties and amortization due to the release of X-Men: The Official Game which had higher development costs than titles released in the prior year first quarter.

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

Benefit for Income Taxes (in thousands, as restated)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Pretax	June 30,	Pretax	Increase/	Percent
2006	Income	2005	Income	(Decrease)	Change
$(6,865)	27%	$(2,724)	39%	$(4,141)	(152)%

The income tax benefit of $6.9 million for the three months ended June 30, 2006 reflects our effective income tax rate for the quarter of 27.3%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits for state purposes and the impact of foreign tax rate differentials, partially offset by state taxes.

The aforementioned effective income tax rate for the quarter of 27.3% differs from our effective income tax rate of 39.1% for the three months ended June 30, 2005 due to (1) a one-time international tax benefit for the release of certain tax reserves in the three months ended June 30, 2005 due to the expiration of a tax statute of limitations, and (2) a decrease in anticipated pretax income for fiscal year 2007 determined at June 30, 2006 versus the anticipated pretax income for fiscal year 2006 determined at June 30, 2005, without a corresponding decrease in the benefit of book/tax differences.

The income tax benefit of $2.7 million for the three months ended June 30, 2005 reflects our effective income tax rate for the quarter of 39.1%, which differs from our effective tax rate of 12.2% for the year ended March 31, 2006 due to (1) a one-time international tax benefit for the release of certain tax reserves in the year ended March 31, 2006 due to the expiration of a tax statute of limitations; (2) an increase in federal research and development credit for the full year ended March 31, 2006 over the amount originally anticipated for the year at the first quarter, and (3) a decrease in pretax income for the year versus the amount originally anticipated for the year at the first quarter, without a corresponding decrease in the benefit of book/tax differences.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.

Net Loss

Net loss for the three months ended June 30, 2006 was $18.3 million or loss per share of $0.07, as compared to net loss of $4.2 million or $0.02 per share for the three months ended June 30, 2005.

Liquidity and Capital Resources

Sources of Liquidity (in thousands, as restated)

	June 30, 2006	March 31, 2006	Increase/ (Decrease)
Cash and cash equivalents	$245,023	$354,331	$(109,308)
Short-term investments	547,553	590,629	(43,076)
	$792,576	$944,960	$(152,384)
Percentage of total assets	55%	67%

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	Increase/ (Decrease)
Cash flows used in operating activities	$(103,673)	$(54,475)	$(49,198)
Cash flows used in investing activities	(15,619)	(26,520)	10,901
Cash flows provided by financing activities	6,842	13,169	(6,327)

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

We believe that we have sufficient working capital ($903.5 million at June 30, 2006), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, and the acquisition of intellectual property rights for future products from third parties.

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

For the three months ended June 30, 2006 and 2005, cash flows used in operating activities were $103.7 million and $54.5 million, respectively.  The principal components comprising cash flows used in operating activities for the three months ended June 30, 2006 included investment in software development and intellectual property licenses, increases in accounts receivable, and payments made against accounts payable and accrued liabilities, partially offset by amortization of capitalized software development costs and intellectual property licenses.  An analysis of the change in key balance sheet accounts is below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

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

For the three months ended June 30, 2006 and 2005, cash flows from financing activities were $6.8 million and $13.2 million, respectively, the result of the issuance of common stock related to employee stock option and stock purchase plans.  During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.   As of June 30, 2006, we had approximately $226.2 million available for utilization under the buyback program.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases, and other transactions involving our equity or debt securities.

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

Inventories

			Increase/
(amounts in thousands)	June 20, 2006	March 31, 2006	(Decrease)
Inventories	$64,095	$61,483	$2,612

The increase in inventories was primarily the result of $3.8 million related to the acquisition of RedOctane.

Software Development (as restated)

			Increase/
(amounts in thousands)	June 30, 2006	March 31, 2006	(Decrease)
Software development	$78,632	$60,619	$18,013

Software development increased from $60.6 million at March 31, 2006 to $78.6 million at June 30, 2006.  The increase in software development was primarily the result of:

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

Accrued Expenses (as restated)

			Increase/
(amounts in thousands)	June 30, 2006	March 31, 2006	(Decrease)
Accrued expenses	$87,142	$104,862	$(17,720)

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

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.   SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and correction of errors. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle and correction of errors, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. In the event that we have a future accounting change or a future error correction, SFAS No. 154 could have a material impact on our consolidated financial statements.

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

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Amended Quarterly Report on Form 10-Q/A) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  These forward-looking statements are subject to business and economic risk and reflect management’s current expectations and are inherently uncertain and difficult to predict.  For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 which is incorporated herein by reference.  You are cautioned that we do not have a policy of updating or revising forward-looking statements, and thus you should not assume that silence by the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

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

2) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report.  Based on this controls evaluation, and subject to the limitations described above, the Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective, due solely to, and only to the extent of, the material weakness in our historical stock option granting and modification practice described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of June 30, 2006, we did not maintain effective controls over the accounting for and disclosure of stock-based compensation expense.  Specifically, effective controls, including monitoring, were not maintained to ensure the accuracy and valuation of our stock-based compensation transactions related to the granting and modification of our stock options. This control deficiency resulted in the misstatement of stock-based compensation expense, income tax expense, retained earnings, additional paid-in capital, and deferred tax asset accounts and related financial disclosures, and in the restatement of our consolidated financial statements for the fiscal years 2006, 2005, and 2004, each of the quarters of fiscal 2006 and 2005, the first quarter of fiscal 2007, and in adjustments to the interim consolidated financial statements for the second, third, and fourth quarters of fiscal 2007. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness in our internal control over financial reporting.

3) Changes in Internal Control Over Financial Reporting.

After giving effect to our Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 filed with the SEC on May 25, 2007 and the Restated Management’s Report on Internal Control Over Financial Reporting concluding that we had a material weakness in our internal control over financial reporting disclosed therein, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

4) Plan of Remediation of the Material Weakness.

After June 30, 2006, we have made a number of changes that may materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2006, individuals and/or entities claiming to be stockholders of the Company have filed derivative lawsuits, purportedly on behalf of the Company, against certain current and former members of the Company’s Board of Directors as well as several current and former officers of the Company. Three derivative actions have been filed in Los Angeles Superior Court: Vazquez v. Kotick, et al., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al., L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006).  These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C.

Master File No. SC090343 (West, J.).  Two derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006); and Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006).  These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.).  The consolidated complaints allege, among other things, purported improprieties in the Company’s issuance of stock options.  The Company expects that defense expenses associated with the matters will be covered by its directors and officers insurance, subject to the terms and conditions of the applicable policies.  On May 24, 2007, the Superior Court granted the Company’s motion to stay the state action.  The court’s order stays the action pending the resolution of motions to dismiss in the federal action, but is without prejudice to any party’s right to seek modification of the stay upon a showing of good cause, including a showing that matters may be addressed in the Superior Court without the potential for conflict with or duplication of the federal court proceedings.  The Company filed motions to dismiss in the federal action on June 1, 2007, which will be fully briefed by August 15, 2007.  The Company also was informed that on June 1, 2007, a derivative case, Abdelnur vs. Kotick et al. was filed in the United States District Court for the Central District of California C.D. Case No. CV07-3575 AHM (PJWx) by the same law firm that previously filed the Hamian case, alleging substantially the same claims.

On July 27, 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical stock option grant practices. In early June 2007, the SEC staff informed us that the SEC has issued a formal order of non-public investigation, which allows the SEC, among other things, to subpoena witnesses and require the production of documents.  The Company is cooperating with the SEC’s investigation and representatives of the Special Subcommittee and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and on February 28, 2007 to brief the SEC staff on the Special Subcommittee’s findings and recommendations following the substantial completion of the Special Subcommittee’s investigation.  A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC.  At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

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

Item 1A.  Risk Factors

Our business is subject to many risks and uncertainties, which may affect our future financial performance, including the risk factors set forth in Item 1A of our Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 and the risks set forth below. If any of the events or circumstances described below occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations, and the market value of our securities could decline.

In our fiscal year 2007, we began to recognize expense for stock-based compensation related to our employee equity compensation and employee stock purchase programs. The recognition of this expense will significantly lower our reported net income (or increase our reported net loss).

Beginning in fiscal year 2007, we adopted SFAS No. 123R, which requires us to recognize compensation expense for all stock-based compensation based on estimated fair values. As a result, beginning with our first quarter of fiscal 2007, our operating results contain a charge for stock-based compensation related to the equity-based compensation we provide to our employees, as well as stock purchases under our employee stock purchase plans. This expense is in addition to the stock-based compensation expense we have recognized in prior periods related to restricted stock unit grants, acquisitions and other grants. The stock-based compensation charges we incur depend on the number of equity-based awards we grant and the number of shares of common stock we sell under our employee stock purchase plans, as well as a number of estimates and variables such as estimated forfeiture rates, the trading price and volatility of our common stock, the expected term of our options, and interest rates. As a result, our stock-based compensation charges can vary significantly from period to period. Going forward, our adoption of SFAS No. 123R will continue to significantly lower our reported net income (or increase our reported net loss), which could have an adverse impact on the trading price of our common stock.

Risk Factors Relating to Results of Special Subcommittee Review of Our Stock Option Granting Practices

SEC inquiry and litigation relating to stock options remain pending and may adversely affect our business and results of operations.

Although a Special Subcommittee of our independent directors has completed its review of our stock option grants and practices in the period between 1992 and 2006, an investigation by the SEC relating to our stock option granting practices remains pending, as does derivative litigation against us and certain of our current and former directors and officers.  Although we believe that we have taken appropriate action and made appropriate disclosures and corrections to the consolidated financial statements set forth in this report for matters relating to stock options, the SEC (or the court in the derivative action) may disagree with the findings of the Special Subcommittee or with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors.  If so, we may need to further restate our prior financial statements, further amend our filings with the SEC, or take other actions not currently contemplated.  In addition, these proceedings are likely to result in additional legal expense that may affect our results in future periods, and may also result in diversion of management attention and other resources, as well as fines, penalties, damages and other sanctions.  These eventualities could materially and adversely affect our business and results of operations.  We cannot currently predict the ultimate outcome of these proceedings.

If we do not maintain compliance with Nasdaq listing requirements, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

In connection with the Special Subcommittee’s review and the restatement of our Consolidated Financial Statements, we have not timely filed certain of our periodic reports with the SEC.  As a result, we have not been in compliance with Nasdaq listing requirements.  We are filing these reports today and believe that, with these filings, we will regain compliance with Nasdaq listing requirements. Nasdaq has, to date, permitted our securities to remain listed.  However, our securities could be delisted in the future if we do not timely file required reports with the SEC in the future, if we are required to further restate or amend our filings or if we otherwise do not maintain compliance with applicable listing requirements.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.  Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.  In assessing the findings of the Special Subcommittee’s review and the restatement set forth in our Amended Annual Report on Form 10-K/A for the year ended March 31, 2006, our management concluded that there was a material weakness, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, in our internal control over financial reporting as of March 31, 2006.  Our management has also concluded that this weakness continued to exist as of June 30, 2006. See the discussion included in Part II, Item 9A of our Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 and Part I, Item 4 of this Amended Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 for additional information regarding our internal control over financial reporting.

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

The information set forth above should be read in conjunction with the risk factors and information disclosed in our Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

Item 6.  Exhibits

(a)   Exhibits

3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, Inc., dated June 9, 2000 (incorporated by reference to Exhibit 2.5 of our Current Report on Form 8-K, filed June 16, 2000).
3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Activision Holdings, Inc., dated June 9, 2000 (incorporated by reference to Exhibit 2.7 of our Current Report on Form 8-K, filed June 16, 2000).

3.3

Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc., dated December 27, 2001 (incorporated by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, filed February 13, 2002).

3.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision, Inc., dated April 4, 2005 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed April 5, 2005).

3.5

Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc. dated August 4, 2005 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed August 5, 2005).

3.6	Second Amended and Restated Bylaws of Activision, Inc. dated September 15, 2005 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed September 19, 2005).
4.1

Rights Agreement dated as of April 18, 2000, between Activision, Inc. and Continental Stock Transfer & Trust Company, which includes as exhibits the form of Right Certificates as Exhibit A, the Summary of Rights to Purchase Series A Junior Preferred Stock as Exhibit B and the form of Certificate of Designation of Series A Junior Preferred Stock of Activision as Exhibit C (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 8-A, Registration No. 001-15839, filed April 19, 2000).

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

Date:     June 6, 2007

ACTIVISION, INC.

/s/ Thomas Tippl
Thomas Tippl
Chief Financial Officer
(Principal Financial and Accounting Officer)
Activision Publishing, Inc.