Form 10-Q
period 2006-09-30
ACTIVISION INC /NY
filed 2007-06-07
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number 001-15839

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

INDEX

Explanatory Note

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and March 31, 2006

Consolidated Statements of Operations for the three and six months ended September 30, 2006 (Unaudited) and September 30, 2005, as restated (Unaudited)

Consolidated Statements of Cash Flows for the six months ended September 30, 2006 (Unaudited) and September 30, 2005, as restated (Unaudited)

Consolidated Statement of Changes in Shareholders’ Equity for the six months ended September 30, 2006 (Unaudited)

Notes to Consolidated Financial Statements for the three and six months ended September 30, 2006 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 4.	Submission of Matters to a Vote of Securitiy Holders

Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “future”, “intend”, “may”, “plan”, “positioned”, “potential”, “project”, “scheduled”, “set to”, “subject to”, “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, included in Part II, Item 1A. All references to “we”, “us”, “our”, “Activision” or “the Company” in the following discussion and analysis mean Activision, Inc. and its subsidiaries.

EXPLANATORY NOTE

Restatement of Consolidated Financial Results

We recently completed a voluntary review of our historical stock option granting practices and a restatement of our consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005 and 2004 and related disclosures and a restatement of our selected consolidated financial data as of and for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002 and our unaudited quarterly financial data for each of the quarters in the fiscal years ended March 31, 2006 and 2005.  The impacts of the restatement adjustments extend to periods from the fiscal year ended March 31, 1994 through the fiscal quarter ended June 30, 2006.

The restatement reflected the findings of a special subcommittee of independent members of our Board of Directors, which was established in July 2006 to review our historical stock option granting practices (the “Special Subcommittee”).  The Special Subcommittee conducted its investigation with the assistance of Munger Tolles & Olson LLP as its independent counsel and Deloitte & Touche USA LLP (“Deloitte”) as forensic accounting experts retained by counsel.  The Special Subcommittee found that 3,450 of the option grants reviewed, covering 148,747,202 shares, required measurement date corrections.  As a result, we recorded approximately $66.7 million in additional pre-tax ($45.4 million after-tax) non-cash stock-based compensation expense over the thirteen year period from April 1, 1993 through March 31, 2006 in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and $0.6 million in additional pre-tax non-cash stock-based compensation expense during the quarter ended June 30, 2006 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”.  More than 80% or $55.4 million of the $66.7 million relates to periods through March 31, 2003 and 4% or $2.6 million of the non-cash pre-tax expense relates to the year ended March 31, 2006.  Separately, the restatement reflects an additional $1.7 million pre-tax charge ($1.1 million after-tax) related to recently identified insufficient payroll tax withholdings in fiscal 2005.

This Quarterly Report on Form 10-Q should be read in conjunction with our Amended Annual Report on Form 10-K/A for the year ended March 31, 2006 filed with the SEC on May 25, 2007 and our Amended Quarterly Report on Form 10-Q/A for the three months ended June 30, 2006 filed with the SEC on June 7, 2007. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report.

Financial information included in our previously filed reports on Form 10-K and Form 10-Q, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before June 30, 2006 should not be relied upon and are superseded in their entirety by the information in our Amended Annual Report on Form 10-K/A for the year ended March 31, 2006 filed with the SEC on May 25, 2007 and our amended Quarterly Report on Form 10-Q/A for the three months ended June 30, 2006 and our Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the SEC on June 7, 2007.

All share and per share information presented in this report has been adjusted to reflect splits and dividends of our common stock.

PART I.  Financial Information.
Item 1.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2006 (Unaudited)	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$189,721	$354,331
Short-term investments	557,674	590,629
Accounts receivable, net of allowances of $76,734 and $98,253 at September 30, 2006 and March 31, 2006, respectively	97,086	28,782
Inventories	71,063	61,483
Software development	95,694	40,260
Intellectual property licenses	23,996	4,973
Deferred income taxes	6,484	9,664
Other current assets	37,917	25,933

Total current assets	1,079,635	1,116,055

Software development	22,094	20,359
Intellectual property licenses	71,100	82,073
Property and equipment, net	45,185	45,368
Deferred income taxes	121,085	52,545
Other assets	5,676	1,409
Goodwill	188,254	100,446

Total assets	$1,533,029	$1,418,255

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,418	$88,994
Accrued expenses	169,195	104,862

Total current liabilities	252,613	193,856

Other liabilities	41,070	1,776

Total liabilities	293,683	195,632

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at September 30, 2006 and March 31, 2006	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at September 30, 2006 and March 31, 2006	—	—
Common stock, $.000001 par value, 450,000,000 shares authorized, 281,509,470 and 277,020,898 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	—	—
Additional paid-in capital	927,392	867,297
Retained earnings	299,379	341,990
Accumulated other comprehensive income	12,575	16,369
Unearned compensation (Note 1)	—	(3,033)

Total shareholders’ equity	1,239,346	1,222,623

Total liabilities and shareholders’ equity	$1,533,029	$1,418,255

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the three months ended September 30,		For the six months ended September 30,
	2006	2005	2006	2005
		As restated (1)		As restated (1)

Net revenues	$188,172	$222,540	$376,241	$463,633

Costs and expenses:
Cost of sales — product costs	127,374	112,582	235,997	249,336
Cost of sales — software royalties and amortization	9,348	20,427	28,609	35,003
Cost of sales — intellectual property licenses	4,356	8,449	14,272	29,389
Product development	25,608	28,366	51,233	46,444
Sales and marketing	32,550	56,730	68,729	103,097
General and administrative	26,346	23,774	48,260	42,471

Total costs and expenses	225,582	250,328	447,100	505,740

Operating loss	(37,410)	(27,788)	(70,859)	(42,107)

Investment income, net	8,032	6,330	16,307	13,678

Loss before income tax benefit	(29,378)	(21,458)	(54,552)	(28,429)

Income tax benefit	(5,076)	(7,228)	(11,941)	(9,952)

Net loss	$(24,302)	$(14,230)	$(42,611)	$(18,477)

Basic loss per share	$(0.09)	$(0.05)	$(0.15)	$(0.07)

Weighted average common shares outstanding	280,627	272,129	279,487	270,643

Diluted loss per share	$(0.09)	$(0.05)	$(0.15)	$(0.07)

Weighted average common shares outstanding assuming dilution	280,627	272,129	279,487	270,643

(1) See Note 2 “Restatement of Unaudited Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended September 30,
	2006	2005
		As restated (1)
Cash flows from operating activities:
Net loss	$(42,611)	$(18,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(70,149)	(21,579)
Realized gain on short-term investments	(2)	(1,347)
Depreciation and amortization	8,519	6,593
Amortization and write-offs of capitalized software development costs and intellectual property licenses	26,283	43,827
Stock-based compensation expense	10,740	2,184
Tax benefit of stock options and warrants exercised	5,888	11,589
Excess tax benefit from stock option exercises	(4,405)	—
Changes in operating assets and liabilities:
Accounts receivable	(57,194)	(7,692)
Inventories	(5,956)	(4,017)
Software development and intellectual property licenses	(84,630)	(68,716)
Other assets	1,377	(6,624)
Accounts payable	(11,984)	(18,141)
Accrued expenses and other liabilities	54,853	(11,868)

Net cash used in operating activities	(169,271)	(94,268)

Cash flows from investing activities:
Capital expenditures	(7,540)	(12,723)
Cash payment to effect business combinations, net of cash acquired	(30,545)	(6,933)
Increase in restricted cash	(12,500)	(20,000)
Purchases of short-term investments	(147,278)	(132,662)
Proceeds from sales and maturities of short-term investments	180,993	132,856

Net cash used in investing activities	(16,870)	(39,462)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	11,922	27,364
Excess tax benefit from stock option exercises	4,405	—

Net cash provided by financing activities	16,327	27,364

Effect of exchange rate changes on cash	5,204	(4,157)

Net decrease in cash and cash equivalents	(164,610)	(110,523)

Cash and cash equivalents at beginning of period	354,331	313,608

Cash and cash equivalents at end of period	$189,721	$203,085

(1) See Note 2 “Restatement of Unaudited Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months ended September 30, 2006
(Unaudited)
(In thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income	Unearned Compensation	Shareholders’ Equity
Balance, March 31, 2006	277,021	$—	$867,297	$341,990	$16,369	$(3,033)	$1,222,623
Components of comprehensive income:
Net loss	—	—	—	(42,611)	—	—	(42,611)
Unrealized loss on short-term investments (net of tax benefit of $1.7 million)	—	—	—	—	(10,035)	—	(10,035)
Foreign currency translation adjustment	—	—	—	—	6,241	—	6,241
Total comprehensive loss							(46,405)
Issuance of common stock pursuant to employee stock option and stock purchase plans	2,106	—	11,922	—	—	—	11,922
Issuance of stock to effect business combination	2,382	—	30,000	—	—	—	30,000
Stock based compensation expense related to employee stock options, restricted stock, and employee stock purchases	—	—	15,318	—	—	—	15,318
Tax benefit attributable to employee stock options and common stock warrants	—	—	5,888	—	—	—	5,888
Reclassification of unearned compensation	—	—	(3,033)	—	—	3,033	—
Balance, September 30, 2006	281,509	$—	$927,392	$299,379	$12,575	$—	$1,239,346

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

1.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Activision, Inc. and its subsidiaries (“Activision,” the “Company,” or “we”).  The information furnished is unaudited and consists of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented.  The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Amended Annual Report on Form 10-K/A for the year ended March 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on May 25, 2007.

Software Development Costs and Intellectual Property Licenses

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of “cost of sales — software royalties and amortization,” capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon product release, capitalized software development costs are amortized to “cost of sales — software royalties and amortization” based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of six months or less.  For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

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

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis.  The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property, and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of “cost of sales — intellectual property licenses”, capitalized intellectual property costs when we believe such amounts are not recoverable.  Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to “cost of sales — intellectual property licenses” based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized.  As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.  For intellectual property included in products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

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

Revenue Recognition

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  Certain products are sold to customers with a street date (i.e., a date on which products are made widely available by retailers).  For these products we recognize revenue no earlier than the street date.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned.  With respect to on-line transactions, such as electronic downloads of titles or product add-ons, revenue is recognized when the fee is paid by the on-line customer to purchase online content and we are notified by the online retailer that the product has been downloaded.  In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.  Revenue recognition also determines the timing of certain expenses, including “cost of sales — intellectual property licenses” and “cost of sales — software royalties and amortization.”

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
For the Three and Six Months ended September 30, 2006

of revenue.  Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular ad, are reflected as sales and marketing expenses.

Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

In determining the appropriate unit shipments to our customers, we benchmark our titles using historical and industry data.  We closely monitor and analyze the historical performance of our various titles, the performance of products released by other publishers, and the anticipated timing of other releases in order to assess future demands of current and upcoming titles.  Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets, but at the same time are controlled to prevent excess inventory in the channel.

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.  Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the brand; console hardware life cycle; Activision sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title’s recent sell-through history (if available); marketing trade programs; and competing titles.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Based upon historical experience we believe our estimates are reasonable.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.  For example, a 1% change in our September 30, 2006 allowance for returns and price protection would impact net revenues by $0.7 million.

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

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

Stock-Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the three and six months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  Stock-based compensation expense recognized under SFAS 123R for the three and six months ended September 30, 2006 was $4.9 million and $10.7 million, respectively.  See Note 15 for additional information.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the measurement date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation expense was recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense was recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeded the stock option or other stock-based award’s exercise price.  For the three and six months ended September 30, 2005, we recognized $1.3 million and $2.2 million, respectively, in stock-based compensation expense related to employee stock options and restricted stock under APB 25.  See Notes 2 and 15 for additional information.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the first and second quarters of fiscal 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the first and second quarters of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee.  Additionally, in October 2005 we issued the rights to 96,712 shares of restricted stock to an employee.  These shares vest over a five-year period and remain subject to forfeiture if vesting conditions are not met.  In accordance with APB 25, we recognize unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant.  The fair value of these shares when issued was approximately $12.84 and $15.51 per share, respectively, and resulted in a total increase in “Additional paid-in capital” and “Unearned compensation” of $2.0 million and $1.5 million on the respective balance sheets at the times of grant.  Prior to the adoption of SFAS 123R, we reduced unearned compensation and recognized compensation expense over the vesting periods.  Upon adoption of SFAS 123R, unearned compensation was reclassified against additional paid in capital and we will increase additional paid in capital and recognize compensation expense over the respective remaining vesting periods.  In accordance with SFAS 123R we will recognize compensation expense and increase additional paid in capital related to these restricted stock shares over the requisite service period.  For the three and six months ended September 30, 2006, we recorded expenses related to these shares of approximately $175,000 and $350,000, respectively, which was included as a component of stock-based compensation expense within “General and administrative” on the accompanying Consolidated Statements of Operations.  Since the issuance dates, we have recognized $817,000 of the $3.5 million of unearned compensation, with the remainder to be recognized over a weighted-average period of 3.8 years.

2.     Restatement of Unaudited Consolidated Financial Statements

We recently completed a voluntary review of our historical stock option granting practices and a restatement of our consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005 and 2004 and related disclosures and a restatement of our selected consolidated financial data as of and for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002 and our unaudited quarterly financial data for each of the quarters in the fiscal years ended March 31, 2006 and 2005, and for the fiscal quarter ended June 30, 2006.  The impacts of the restatement adjustments extend to periods from the fiscal year ended March 31, 1994 through the fiscal quarter ended June 30, 2006.

The restatement reflected the findings of a special subcommittee of independent members of our Board of Directors, which was established in July 2006 to review our historical stock option granting practices (the “Special Subcommittee”).  The Special Subcommittee conducted its investigation with the assistance of Munger Tolles & Olson LLP as its independent counsel and Deloitte & Touche USA LLP (“Deloitte”) as forensic accounting experts retained by counsel.  The Special Subcommittee found that 3,450 of the option grants reviewed, covering 148,747,202 shares, required measurement date corrections.  As a result, we recorded approximately $66.7 million in additional pre-tax ($45.4 million after-tax) non-cash stock-based compensation expense over the thirteen year period from April 1, 1993 through March 31, 2006 in accordance with APB 25, and $0.6 million in additional pre-tax non-cash stock-based compensation expense during the quarter ended June 30, 2006 in accordance with SFAS 123R.  More than 80% or $55.4 million of the $66.7 million relates to periods through March 31, 2003 and 4% or $2.6 million of the non-cash pre-tax expense relates to the fiscal year ended March 31, 2006.  Separately, the restatement reflected an additional $1.7 million pre-tax charge ($1.1 million after-tax) related to recently identified insufficient payroll tax withholdings in fiscal 2005.

Additional information regarding the restatement is available with the Company’s Amended Annual Report on Form 10-K/A for the period ending March 31, 2006

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

The following table summarizes additional pre-tax stock-based compensation expense and related tax adjustments resulting from the review of our equity award practices for the three and six months ended September 30, 2005 (in thousands):

	For the three months ended September 30, 2005	For the six months ended September 30, 2005

Net loss, as previously reported	$(13,242)	$(16,827)

Additional compensation expense resulting from improper measurement dates for stock option grants (1)	1,241	2,112

Tax related effects	(253)	(462)

Total effect on net loss	988	1,650

Net loss, as restated	$(14,230)	$(18,477)

(1) Also includes an immaterial amount of interest expense related to our $1.7 million charge for insufficient payroll tax withholdings in fiscal 2005.

Certain Tax Consequences:  Certain stock options were granted with an exercise price lower than the fair market value on the actual measurement dates, with vesting occurring after December 31, 2004, which resulted in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code.  Section 409A subjects the option holders to additional income tax, penalties and interest on the value of the options deferred and, in certain cases, exercised each year.  We do not have any tax liability associated with Section 409A. For options that have already been exercised by non-executive officer employees, that are subject to Section 409A consequences, the Company has elected to  participate in the Internal Revenue Service program described in IRS Announcement 2007-18 pursuant to which the Company was able to pay the Section 409A taxes on behalf of its non-executive officer employees, and has incurred $7.3 million in additional pre-tax compensation expense in the fiscal quarter ended March 31, 2007, in absorbing these related costs on behalf of these employees. With respect to unexercised options subject to Section 409A held by such current and former non-executive officer employees, the Company on or about June7, 2007 is commencing an offer to amend the exercise price of these options to eliminate their Section 409A tax liability consistent with Internal Revenue Service guidance.  Pursuant to the offer, the Company will also make a cash payment in January 2008 to employees who accept the offer, in an amount equal to the difference between the original exercise price of each amended option and the amended exercise price of each amended option. This will likely result in additional future compensation expense to the Company once these actions occur.

The following tables reflect the impact of the additional non-cash charges for stock-based compensation expense and related tax effects on:

•                  the Consolidated Statements of Operations for the three and six months ended September 30, 2005 (Unaudited).

•                  the Consolidated Statement of Cash Flows for the six months ended September 30, 2005 (Unaudited).

•                  the pro forma information required by SFAS No. 123 for the three and six months ended September 30, 2005 (Unaudited).

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

Consolidated Statement of Operations (Unaudited)

	For the three months ended September 30, 2005
(in thousands, except per share data)	As previously reported	Adjustments	As restated

Net revenues	$222,540	$—	$222,540

Costs and expenses:
Cost of sales — product costs	112,582	—	112,582
Cost of sales — software royalties and amortization	20,427	—	20,427
Cost of sales — intellectual property licenses	8,449	—	8,449
Product development	28,072	294	28,366
Sales and marketing	56,640	90	56,730
General and administrative	22,917	857	23,774

Total costs and expenses	249,087	1,241	250,328

Operating loss	(26,547)	(1,241)	(27,788)

Investment income, net	6,330	—	6,330

Loss before income tax benefit	(20,217)	(1,241)	(21,458)

Income tax benefit	(6,975)	(253)	(7,228)

Net loss	$(13,242)	$(988)	$(14,230)

Basic loss per share	$(0.05)	$—	$(0.05)

Weighted average common shares outstanding	272,129	—	272,129

Diluted loss per share	$(0.05)	$—	$(0.05)

Weighted average common shares outstanding	272,129	—	272,129

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

Consolidated Statement of Operations (Unaudited)

	For the six months ended September 30, 2005
(in thousands, except per share data)	As previously reported	Adjustments	As restated

Net revenues	$463,633	$—	$463,633

Costs and expenses:
Cost of sales — product costs	249,336	—	249,336
Cost of sales — software royalties and amortization	35,003	—	35,003
Cost of sales — intellectual property licenses	29,389	—	29,389
Product development	45,874	570	46,444
Sales and marketing	102,958	139	103,097
General and administrative	41,068	1,403	42,471

Total costs and expenses	503,628	2,112	505,740

Operating loss	(39,995)	(2,112)	(42,107)

Investment income, net	13,678	—	13,678

Loss before income tax benefit	(26,317)	(2,112)	(28,429)

Income tax benefit	(9,490)	(462)	(9,952)

Net loss	$(16,827)	$(1,650)	$(18,477)

Basic loss per share	$(0.06)	$(0.01)	$(0.07)

Weighted average common shares outstanding	270,643	—	270,643

Diluted loss per share	$(0.06)	$(0.01)	$(0.07)

Weighted average common shares outstanding assuming dilution	270,643	—	270,643

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

Consolidated Statement of Cash Flows (Unaudited)

	For the six months ended September 30, 2005
(in thousands)	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(16,827)	$(1,650)	$(18,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(24,997)	3,418	(21,579)
Realized gain on sale of short term investments	(1,347)	—	(1,347)
Depreciation and amortization	6,593	—	6,593
Amortization of capitalized software development costs and intellectual property licenses	43,827	—	43,827
Stock-based compensation expense	117	2,067	2,184
Tax benefit of stock options and warrants exercised	15,468	(3,879)	11,589
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(7,692)	—	(7,692)
Inventories	(4,017)	—	(4,017)
Software development and intellectual property licenses	(68,716)	—	(68,716)
Other assets	(6,624)	—	(6,624)
Accounts payable	(18,141)	—	(18,141)
Accrued expenses and other liabilities	(11,912)	44	(11,868)

Net cash used in operating activities	(94,268)	—	(94,268)

Cash flows used in investing activities:
Capital expenditures	(12,723)	—	(12,723)
Cash payments to effect business combinations, net of cash acquired	(6,933)	—	(6,933)
Increase in restricted cash	(20,000)	—	(20,000)
Purchases of short-term investments	(132,662)	—	(132,662)
Proceeds from sales and maturities of short-term investments	132,856	—	132,856

Net cash used in investing activities	(39,462)	—	(39,462)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	27,364	—	27,364

Net cash provided by financing activities	27,364	—	27,364

Effect of exchange rate changes on cash	(4,157)	—	(4,157)

Net decrease in cash and cash equivalents	(110,523)	—	(110,523)

Cash and cash equivalents at beginning of period	313,608	—	313,608

Cash and cash equivalents at end of period	$203,085	$—	$203,085

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock option plans under the fair value method of SFAS No. 123.  The impact of the restatements on the pro forma information is as follows (in thousands, except per share data):

	For the three months ended September 30, 2005
(in thousands, except per share data)	As previously reported	Adjustments	As restated
Net loss, as reported	$(13,242)	$(988)	$(14,230)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	974	974
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,705)	(635)	(4,340)

Pro forma net loss	$(16,947)	$(649)	$(17,596)

Loss per share

Basic — as reported	$(0.05)	$—	$(0.05)
Basic — pro forma	$(0.06)	$—	$(0.06)

Diluted — as reported	$(0.05)	$—	$(0.05)
Diluted — pro forma	$(0.06)	$—	$(0.06)

	For the six months ended September 30, 2005
(in thousands, except per share data)	As previously reported	Adjustments	As restated
Net loss, as reported	$(16,827)	$(1,650)	$(18,477)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	1,623	1,623
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,676)	(1,289)	(7,965)

Pro forma net loss	$(23,503)	$(1,316)	$(24,819)

Loss per share

Basic — as reported	$(0.06)	$(0.01)	$(0.07)
Basic — pro forma	$(0.09)	$—	$(0.09)

Diluted — as reported	$(0.06)	$(0.01)	$(0.07)
Diluted — pro forma	$(0.09)	$—	$(0.09)

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

3.              Acquisitions

RedOctane, Inc.

On June 6, 2006, we completed our acquisition of 100% of RedOctane, Inc. (“RedOctane”) for an aggregate accounting purchase price of $99.9 million, including transaction costs, consisting of $30.9 million in cash and 2,382,077 shares of Activision common stock valued at approximately $30.0 million based upon prevailing market prices which was issued on the closing date, and $39.0 million payable in Activision common stock within two years of the closing date, which is recorded in other liabilities. In addition, in the event the adjusted net income of the business over a certain period of time exceeds specified target levels by certain amounts, certain former shareholders of RedOctane will be entitled to an additional amount of up to $51.0 million payable in shares of Activision common stock. The contingent consideration will be recorded as an additional element of the purchase price if those contingencies are achieved. Based in Sunnyvale, California, RedOctane is a publisher, developer, and distributor of interactive entertainment software, hardware, and accessories. RedOctane offers its interactive entertainment products in versions that operate on the Sony PlayStation 2 (“PS2”), the Microsoft Xbox (“Xbox”), and the personal computer (“PC”), and its leading software product offering is Guitar Hero for the PS2. RedOctane also designs, manufactures, and markets high quality video game peripherals and accessories. This acquisition provides Activision with an early leadership position in music-based gaming, which we expect will be one of the fastest growing genres in the coming years.

The results of operations of RedOctane and the estimated fair market values of the acquired assets and liabilities have been included in the Consolidated Financial Statements since the date of acquisition. Pro forma consolidated statements of operations for this acquisition are not shown, as they would not differ materially from reported results. The acquired, finite-lived intangible assets are being amortized over estimated lives ranging from 0.6 to 1.6 years. Goodwill has been included in the publishing segment of our business and is non-deductible for tax purposes.

Purchase Price Allocation

We accounted for this acquisition in accordance with SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations, requiring that the purchase method be used to account and report for all business combinations. The purchase price for the RedOctane transaction was allocated to assets acquired and liabilities assumed as set forth below (in thousands):

Current assets	$17,530
Property and equipment, net	207
Other assets	1,033
Goodwill	87,004
Trademark and other intangibles	16,700
Deferred tax liability	(6,496)
Other liabilities	(16,033)
Total consideration	$99,945

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

Purchased Intangible Assets

The following table presents details of the purchased finite-lived intangible assets acquired in the RedOctane acquisition (in thousands):

Finite-lived intangibles:	Estimated Useful Life (in years)	Amount
Trademark	1.3	$1,000
Other intangibles	0.6 - 1.6	15,700

Total finite-lived intangibles		$16,700

The following tables present details of our total purchased finite-lived intangible assets as of September 30, 2006 (in thousands):

	Gross	Accumulated Amortization	Net
Trademark	$1,000	$50	$950
Other intangibles	15,700	1,813	13,887

Total	$16,700	$1,863	$14,837

The estimated future amortization expense of purchased, finite-lived intangible assets as of September 30, 2006 is as follows (in thousands):

Fiscal year ending March 31,	Amount
2007 (remaining six months)	$9,839
2008	4,998
2009	—
2010	—
2011	—
Thereafter	—

Total	$14,837

4.              Cash, Cash Equivalents, and Short-Term Investments

Short-term investments generally mature between three and thirty months. Investments with maturities beyond one year may be classified as short-term if they are liquid and represent the investment of cash that is available for current operations. All of our short-term investments are classified as available-for-sale and are carried at fair market value with unrealized appreciation (depreciation) reported as a separate component of accumulated other comprehensive income in shareholders’ equity. The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment income, net.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

The following table summarizes our investments in securities as of September 30, 2006 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$87,636	$—	$—	$87,636
Commercial paper	45,077	1	(9)	45,069
Money market instruments	57,016	—	—	57,016

Cash and cash equivalents	189,729	1	(9)	189,721

Short-term investments:
Asset-backed securities	14,302	4	(29)	14,277
Certificate of deposit	14,088	2	(11)	14,079
Commercial paper	33,031	—	(47)	32,984
Common stock	47,868	—	(1,445)	46,423
Corporate bonds	126,286	15	(365)	125,936
Mortgage-backed securities	52,558	—	(394)	52,164
Restricted cash	20,000	—	—	20,000
Taxable auction rate notes	19,037	—	—	19,037
U.S. agency issues	234,881	9	(2,116)	232,774

Short-term investments	562,051	30	(4,407)	557,674

Cash, cash equivalents and short-term investments	$751,780	$31	$(4,416)	$747,395

The following table summarizes the contractual maturities of our investments in debt securities as of September 30, 2006 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$344,609	$342,771
Due after one year through two years	79,904	79,625
Due after two years through three years	1,532	1,533
Due in three years or more	13,230	12,834
	439,275	436,763
Taxable auction rate notes	19,037	19,037
Certificate of deposit	14,088	14,079
Asset and mortgage-backed securities	66,860	66,441
Total	$539,260	$536,320

For the three months ended September 30, 2006, there were no gross realized gains or losses.  For the six months ended September 30, 2006, there were $2,000 of gross realized gains and no gross realized losses.  For the three and six months ended September 30, 2005 there were $4,000 and $1.3 million of gross realized gains, respectively, and no gross realized losses.

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the fair value of investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized was $525.8 million and $672.4 million at September 30, 2006

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

and March 31, 2006, respectively, with related gross unrealized losses of $4.4 million and $5.5 million, respectively.  At September 30, 2006, the gross unrealized losses were comprised mostly of unrealized losses on common stock, U.S. agency issues, corporate bonds, and mortgage-backed securities with $2.6 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater. At March 31, 2006, the gross unrealized losses were comprised mostly of unrealized losses on U.S. agency issues, corporate bonds, and mortgage-backed securities with $3.9 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater.

Our investment portfolio consists of government and corporate securities with effective maturities less than 30 months as well as investments in common stock classified as “available-for-sale.”  The longer the term or holding period of the securities, the more susceptible they are to changes in market rates of interest, yields on bonds, and market price volatility.  Investments are reviewed periodically to identify possible impairment.  When evaluating the investments, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment.  We expect to realize the full value of all of these investments upon maturity or sale.

5.     Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Our inventories consist of the following (amounts in thousands):

	September 30, 2006	March 31, 2006
Finished goods	$63,235	$58,876
Purchased parts and components	7,828	2,607

Total inventory	$71,063	$61,483

6.     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended September 30, 2006 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2006	$95,094	$5,352	$100,446
Goodwill acquired during the period	87,257	—	87,257
Adjustment to prior period purchase allocation	46	—	46
Effect of foreign currency exchange rates	123	382	505
Balance as of September 30, 2006	$182,520	$5,734	$188,254

Goodwill acquired during the period represents goodwill related to the acquisition of RedOctane of $87.0 million and goodwill related to the acquisition of a recently acquired South Korean publishing company of $253,000.

7.     Income Taxes

The income tax benefit of $5.1 million and $11.9 million for the three months and six months ended September 30, 2006 reflects our effective income tax rate of 17.3% and 21.9%, respectively.  This is lower

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

than prior year as a result of improved profitability leading to utilization of net operating loss carry forwards and in turn a reduction in valuation allowances related to federal and state research and development tax credits, partially offset by the establishment of tax reserves.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were state research and development tax credits and the impact of foreign tax rate differentials, offset by state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

The income tax benefit of $7.2 million for the three months ended September 30, 2005 reflects our effective income tax rate for the quarter of 33.7%, which differs from our effective tax rate of 12.2% for the year ended March 31, 2006 primarily due to an increase in federal research and development credit for the full year ended March 31, 2006 over the amount originally anticipated for the year, and a decrease in pretax income for the year versus the amount originally anticipated for the year, without a corresponding decrease in the benefit of book/tax differences.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.

8.     Software Development Costs and Intellectual Property Licenses

As of September 30, 2006, capitalized software development costs included $87.0 million of internally developed software costs and $30.8 million of payments made to third-party software developers.  As of March 31, 2006, capitalized software development costs included $45.0 million of internally developed software costs and $15.6 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $95.1 million and $87.0 million as of September 30, 2006 and March 31, 2006, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses were $26.3 million and $43.8 million for the six months ended September 30, 2006 and 2005, respectively.

9.     Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ended September 30, 2006 and 2005 were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
		As restated		As restated

Net loss	$(24,302)	$(14,230)	$(42,611)	$(18,477)

Other comprehensive income (loss):
Foreign currency translation adjustment	2,663	(1,830)	6,241	(5,493)
Unrealized appreciation (depreciation) on short-term investments	8,447	(1,023)	(10,035)	(1,235)

Other comprehensive income (loss)	11,110	(2,853)	(3,794)	(6,728)

Comprehensive loss	$(13,192)	$(17,083)	$(46,405)	$(25,205)

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

Accumulated Other Comprehensive Income (Loss)

For the six months ended September 30, 2006 the components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2006	$9,013	$7,356	$16,369
Other comprehensive income (loss)	6,241	(10,035)	(3,794)

Balance, September 30, 2006	$15,254	$(2,679)	$12,575

Comprehensive income is presented net of taxes of $1.7 million related to unrealized depreciation on investments.  Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

10.  Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Interest income	$8,013	$6,377	$16,369	$12,444
Interest expense	19	(51)	(64)	(113)
Net realized gain on investments	—	4	2	1,347

Investment income, net	$8,032	$6,330	$16,307	$13,678

11.  Supplemental Cash Flow Information

Non-cash operating, investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Six months ended September 30,
	2006	2005
Non-cash operating, investing and financing activities:
Subsidiaries acquired with common stock	$30,000	$942
Change in unrealized depreciation on short-term investments, net of taxes	(10,035)	(1,235)
Common stock payable related to acquisition	39,000	—
Capitalization of stock option expense	4,576	—
Adjustment - prior period purchase allocation	46	—

Supplemental cash flow information:
Cash (paid) received for income taxes	$(4,259)	$1,511
Cash received for interest, net	16,568	12,040

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

12.  Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and peripherals and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with certain third-party publishers.  In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, Australia, Sweden, the Netherlands, Canada, South Korea, and Japan.  Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly owned distribution subsidiaries.

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

The accounting policies of these segments are the same as those described in the “Summary of Significant Accounting Policies” in our Amended Annual Report on Form 10-K/A for the year ended March 31, 2006.  Revenue derived from sales between segments is eliminated in consolidation.

Information on the reportable segments for the three and six months ended September 30, 2006 and 2005 is as follows (amounts in thousands):

	Three months ended September 30, 2006
	Publishing	Distribution	Total

Total segment revenues	$125,404	$62,768	$188,172
Revenues from sales between segments	(12,922)	12,922	—

Revenues from external customers	$112,482	$75,690	$188,172

Operating loss	$(36,607)	$(803)	$(37,410)

Total assets	$1,429,824	$103,205	$1,533,029

	Three months ended September 30, 2005
	Publishing	Distribution	Total
	As restated	As restated	As restated

Total segment revenues	$167,407	$55,133	$222,540
Revenues from sales between segments	(14,426)	14,426	—

Revenues from external customers	$152,981	$69,559	$222,540

Operating income (loss)	$(28,821)	$1,033	$(27,788)

Total assets	$1,198,639	$94,400	$1,293,039

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

	Six months ended September 30, 2006
	Publishing	Distribution	Total

Total segment revenues	$260,166	$116,075	$376,241
Revenues from sales between segments	(19,352)	19,352	—

Revenues from external customers	$240,814	$135,427	$376,241

Operating loss	$(68,125)	$(2,734)	$(70,859)

Total assets	$1,429,824	$103,205	$1,533,029

	Six months ended September 30, 2005
	Publishing	Distribution	Total
	As restated	As restated	As restated

Total segment revenues	$360,958	$102,675	$463,633
Revenues from sales between segments	(36,878)	36,878	—

Revenues from external customers	$324,080	$139,553	$463,633

Operating income (loss)	$(43,601)	$1,494	$(42,107)

Total assets	$1,198,639	$94,400	$1,293,039

Geographic information for the three and six months ended September 30, 2006 and 2005 is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005

North America	$74,249	$111,904	$173,863	$224,224
Europe	107,775	104,698	189,588	224,679
Other	6,148	5,938	12,790	14,730

Total	$188,172	$222,540	$376,241	$463,633

Revenues by platform were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005

Console	$117,473	$137,873	$236,450	$318,323
Hand-held	46,574	63,454	91,371	92,693
PC	24,125	21,213	48,420	52,617

Total	$188,172	$222,540	$376,241	$463,633

We had one customer that accounted for 23% and 25% of consolidated net revenues for the three and six month periods ended September 30, 2006, respectively, and 19% of consolidated gross accounts receivable at September 30, 2006.  This customer was a customer of both our publishing and distribution businesses.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

As of and for the three and six months ended September 30, 2005, this same customer accounted for 23% of consolidated net revenues in both periods and 26% of consolidated gross accounts receivable.

13.  Computation of Earnings (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
		As restated		As restated

Numerator:
Numerator for basic and diluted earnings per share —loss available to common shareholders	$(24,302)	$(14,230)	$(42,611)	$(18,477)

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	280,627	272,129	279,487	270,643

Effect of dilutive securities:
Employee stock options and stock purchase plan	—	—	—	—
Warrants to purchase common stock	—	—	—	—

Potential dilutive common shares	—	—	—	—

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	280,627	272,129	279,487	270,643

Basic loss per share	$(0.09)	$(0.05)	$(0.15)	$(0.07)

Diluted loss per share	$(0.09)	$(0.05)	$(0.15)	$(0.07)

Options to purchase 34,549,551 shares of common stock at exercise prices ranging from $1.00 to $17.21 and options to purchase 33,966,179 shares of common stock at exercise prices ranging from $1.00 to $17.21 were outstanding for the three and six months ended September 30, 2006, respectively, but were not included in the calculation of diluted earnings (loss) per share because their effect would be antidilutive.

Options to purchase 22,375,079 shares of common stock at exercise prices ranging from $1.00 to $17.04 and options to purchase 21,400,622 shares of common stock at exercise prices ranging from $1.00 to $17.04 were outstanding for the three and six months ended September 30, 2005, respectively, but were not included in the calculation of diluted earnings (loss) per share because their effect would be antidilutive.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

14.  Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft distribution subsidiary located in the UK (the “UK Facility”) and our NBG distribution subsidiary located in Germany (the “German Facility”).  As of September 30, 2006, the UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million (approximately $22.5 million) on a revolving basis (including the issuance of letters of credit on its behalf).  Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million (approximately $1.1 million) guarantee for the benefit of our CD Contact distribution subsidiary as of September 30, 2006.  The UK Facility bore interest at LIBOR plus 2.0% as of September 30, 2006, is collateralized by substantially all of the assets of the subsidiary and expires in January 2007.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of September 30, 2006, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of September 30, 2006.  As of September 30, 2006, the German Facility provided for revolving loans up to EUR 0.5 million (approximately $0.6 million) and bore interest at a Eurocurrency rate plus 2.5%.  The German Facility is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of September 30, 2006.

As of September 30, 2006, we maintained a $20.0 million irrevocable standby letter of credit so that we can qualify for certain payment terms on our purchases from one of our inventory manufacturers.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.  At September 30, 2006, the deposit in the amount of $20.0 million is included in short-term investments as restricted cash.  As of September 30, 2006, we had no borrowings outstanding against this letter of credit.

As of September 30, 2006, our publishing subsidiary located in the UK maintained a EUR 4.0 million (approximately $5.1 million) irrevocable standby letter of credit so that it can qualify for certain payment terms on purchases from one of our inventory manufacturers. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in August 2007.  As of September 30, 2006, we had no borrowings outstanding against this letter of credit.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Three and Six Months ended September 30, 2006

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of September 30, 2006, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility and Equipment Leases	Developer and IP	Marketing	Total
Fiscal year ending March 31,
2007 (remaining six months)	$6,799	$41,437	$8,750	$56,986
2008	13,897	24,823	39,230	77,950
2009	12,886	28,036	25,745	66,667
2010	11,864	29,586	100	41,550
2011	9,626	30,586	100	40,312
Thereafter	22,408	64,173	—	86,581
Total	$77,480	$218,641	$73,925	$370,046

Compensation Guarantee

In June 2005, we entered into an employment agreement with the President and Chief Executive Officer of Activision Publishing containing a guarantee related to total compensation.  The agreement guarantees that in the event that on May 15, 2010 total compensation has not exceeded $20.0 million, we will make a payment for the amount of the shortfall.  The $20.0 million guarantee will be recognized as compensation expense over the term of the employment agreement comprising of salary payments, bonus payments, restricted stock expense, stock option expense, and an accrual for any anticipated remaining portion of the guarantee.  The remaining portion of the guarantee is accrued over the term of the agreement in “Other liabilities” and will remain accrued until the end of the employment agreement, at which point it will be used to make a payment for any shortfall or reclassified into shareholders’ equity.

Legal Proceedings

The following describes the material legal proceedings, examinations and other matters in which the Company and its subsidiaries are involved that: (1) were pending as of September 30, 2006; (2) were terminated during the period from September 30, 2006 through June 7, 2007; or (3) are pending as of June 7, 2007.  Thus, the description of a matter may include developments that occurred since September 30, 2006, as well as those that occurred during 2006. The matters include legal proceedings relating to the restatement of our consolidated financial statements, such as class action securities lawsuits, shareholder derivative actions and governmental proceedings.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

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

On July 27, 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical stock option grant practices.  In early June 2007, the SEC staff informed us that the SEC has issued a formal order of non-public investigation, which allows the SEC, among other things, to subpoena witnesses and require the production of documents.  The Company is cooperating with the SEC’s investigation, and representatives of the Special Subcommittee and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and on February 28, 2007 to brief the SEC staff on the Special Subcommittee’s findings and recommendations following the substantial completion of the Special Subcommittee’s investigation.  A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC.  At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

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

15.  Stock Compensation and Employee Benefit Plans

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock awards granted under various plans, the majority of which are stockholder approved.  Stock options are generally time-based, vesting on each annual anniversary of the grant date over periods of three to five years and expire ten years from the grant date, with some options containing performance clauses which would accelerate the vesting into earlier annual periods.  Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. Shares issued as a result of stock option exercises and our ESPP are generally issued as new stock issuances. As of September 30, 2006, we had approximately 15.0 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

Stock Incentive Plans

We sponsor several stock option plans for the benefit of officers, employees, consultants, and others.

On February 28, 1992, the shareholders of Activision approved the Activision 1991 Stock Option and Stock Award Plan, as amended, (the “1991 Plan”) which permits the granting of “Awards” in the form of non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights (“SARs”), restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others.  The total number of shares of common stock available for distribution under the 1991 Plan is 45,400,000.  The 1991 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were no shares remaining available for grant under the 1991 Plan as of September 30, 2006.

On September 23, 1998, the shareholders of Activision approved the Activision 1998 Incentive Plan, as amended (the “1998 Plan”).  The 1998 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others.  The total number of shares of common stock available for distribution under the 1998 Plan is 18,000,000.  The 1998 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 46,600 shares remaining available for grant under the 1998 Plan as of September 30, 2006.

On April 26, 1999, the Board of Directors approved the Activision 1999 Incentive Plan, as amended (the “1999 Plan”).  The 1999 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to directors, officers, employees, consultants, and others.  The total number of shares of common stock available for distribution under the 1999 Plan is 30,000,000.  The 1999 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 18,500 shares remaining available for grant under the 1999 Plan as of September 30, 2006.

On August 23, 2001, the shareholders of Activision approved the Activision 2001 Incentive Plan, as amended (the “2001 Plan”).  The 2001 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others.  The total number of shares of common stock available for distribution under the 2001 Plan is 9,000,000.  The 2001 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 562,300 shares remaining available for grant under the 2001 Plan as of September 30, 2006.

On April 4, 2002, the Board of Directors approved the Activision 2002 Incentive Plan (the “2002 Plan”).  The 2002 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to officers (other than executive officers), employees, consultants, advisors, and others.  The 2002 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2002 Plan is 17,400,000.  There were approximately 325,800 shares remaining available for grant under the 2002 Plan as of September 30, 2006.

On September 19, 2002, the shareholders of Activision approved the Activision 2002 Executive Incentive Plan (the “2002 Executive Plan”).  The 2002 Executive Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to officers, employees, directors, consultants, and advisors.  The total number of shares of common stock available for distribution under the 2002 Executive Plan is 10,000,000.  The 2002 Executive Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 488,700 shares remaining available for grant under the 2002 Executive Plan as of September 30, 2006.

On December 16, 2002, the Board of Directors approved the Activision 2002 Studio Employee Retention Incentive Plan, as amended (the “2002 Studio Plan”).  The 2002 Studio Plan permits the granting of “Awards” in the form of non-qualified stock options and restricted stock awards to key studio employees

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

(other than executive officers) of Activision, its subsidiaries and affiliates, and to contractors and others.  The 2002 Studio Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2002 Studio Plan is 6,000,000.  There were approximately 4,200 shares remaining available for grant under the 2002 Studio Plan as of September 30, 2006.

On April 29, 2003, our Board of Directors approved the Activision 2003 Incentive Plan (the “2003 Plan”).  On September 15, 2005, the shareholders of Activision approved the 2003 Plan.  The 2003 Plan permits the granting of “Awards” in the form of non-qualified stock options, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others.  The 2003 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2003 Plan is 24,000,000.  There were approximately 9,293,700 shares remaining available for grant under the 2003 Plan as of September 30, 2006.

Under the terms of the plans, the exercise price for Awards issued under the 1991 Plan, 1998 Plan, 1999 Plan, 2001 Plan, 2002 Plan, 2002 Executive Plan, 2002 Studio Plan, and 2003 Plan (collectively, the “Plans”) is determined at the discretion of the Board of Directors (or the Compensation Committee of the Board of Directors, which administers the Plans), and under the terms of the plans, the exercise price for ISOs is not to be less than the fair market value of our common stock at the date of grant, and in the case of non-qualified options, the exercise price must exceed or be equal to 85% of the fair market value of our common stock at the date of grant.  Options typically become exercisable in installments over a period of three to five years and must be exercised within 10 years of the date of grant.  We have recently determined that, for the reasons described in Note 2, certain Awards issued in certain past periods were issued with exercise prices below the fair market value of our common stock on the dates that we have determined to be the correct grant and measurement dates for those Awards.

Other Employee Stock Options

In connection with prior employment agreements between Activision and Robert A. Kotick, Activision’s Chairman and Chief Executive Officer, and Brian G. Kelly, Activision’s Co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase common stock.  The Board of Directors approved the granting of these options.  Relating to such grants, as of September 30, 2006, approximately 8,304,800 options were outstanding with a weighted average exercise price of $1.74.

We additionally have approximately 32,900 options outstanding to employees as of September 30, 2006, with a weighted average exercise price of $3.48.  The Board of Directors approved the granting of these options.  Such options have terms similar to those options granted under the Plans.

Employee Stock Purchase Plan

On April 1, 2005, the Board of Directors approved the Third Amended and Restated 2002 Employee Stock Purchase Plan (the “Amended 2002 Purchase Plan”) for eligible Employees.  Under the Amended 2002 Purchase Plan, up to 4,000,000 shares of our common stock may be purchased by eligible employees during two six-month offering periods that commence each April 1 and October 1 (the “Offering Period”).  The first day of each Offering Period is referred to as the “Offering Date.”  Common stock is purchased by the Amended 2002 Purchase Plans participants at 85% of the lesser of fair market value on the Offering Date for the Offering Period that includes the common stock purchase date or the fair market value on the common stock purchase date.  Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period, limited to a maximum of $10,000 in value for any two purchases within the same calendar year.  On September 30, 2006, employees purchased 178,638 shares of our common stock at a purchase price of $11.7215.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

Non-Employee Warrants

In prior years, we have granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property.  The warrants generally vest upon grant and are exercisable over the term of the warrant.  The exercise price of third-party warrants is generally greater than or equal to their fair market value of our common stock at the date of grant.  No third-party warrants were granted during the quarters ended September 30, 2006 and 2005.  As of September 30, 2006 and 2005, third-party warrants to purchase 936,000 shares of common stock were outstanding with a weighted average exercise price of $4.54 per share.

In accordance with EITF 96-18, we measure the fair value of the securities on the measurement date.  The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized.  Additionally, as more fully described in Note 1, the recoverability of capitalized software development costs and intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense.  In connection with the evaluation of capitalized software development costs and intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense.  For the quarters ended September 30, 2006 and 2005, there was no amortization related to third-party warrants and no remaining unamortized expense.

Employee Retirement Plan

We have a retirement plan covering substantially all of our eligible employees.  The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code.  Under the plan, employees may defer up to the lesser of 92% of their pre-tax salary and the maximum amount allowed by law.  We contribute an amount equal to 20% of each dollar contributed by a participant.  Our matching contributions to the plan were approximately $284,500 and $744,200 during the three and six months ended September 30, 2006, respectively.  Our matching contributions to the plan were approximately $282,900 and $602,400 during the three and six months ended September 30, 2005, respectively.

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee.  Additionally, in October 2005 we issued the rights to 96,712 shares of restricted stock to an employee.  These shares vest over a five-year period and remain subject to forfeiture if vesting conditions are not met.  In accordance with APB 25, we recognize unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant.  The fair value of these shares when issued was approximately $12.84 and $15.51 per share, respectively, and resulted in a total increase in “Additional paid-in capital” and “Unearned compensation” of $2.0 million and $1.5 million on the respective balance sheets at the times of grant.  Prior to the adoption of SFAS 123R, we reduced unearned compensation and recognized compensation expense over the vesting periods.  Upon adoption of SFAS 123R, unearned compensation was reclassified against additional paid in capital and we will increase additional paid in capital and recognize compensation expense over the respective remaining vesting periods.  For the three and six months ended September 30, 2006, we recorded expenses related to these shares of approximately $175,000 and $350,000, respectively, which was included as a component of share-based compensation expense within “General and administrative” on the accompanying Consolidated Statements of Operations.  Since the issuance dates, we have recognized $817,000 of the $3.5 million of unearned compensation, with the remainder to be recognized over a weighted-average period of 3.8 years.

On April 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  Stock-based compensation expense for all stock-based

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

compensation awards granted subsequent to April 1, 2006 was based on the grant-date fair value, estimated in accordance with the provisions of SFAS 123R.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the ESPP included in our Consolidated Statements of Operations for the three and six months ended September 30, 2006 (in thousands) in accordance with SFAS 123R:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Cost of sales - software royalties and amortization	$—	$36
Product development	991	2,670
Sales and marketing	889	1,929
General and administrative	3,011	6,105

Stock-based compensation expense before income taxes	4,891	10,740
Income tax benefit	(1,912)	(4,199)

Total stock-based compensation expense after income taxes	$2,979	$6,541

Additionally, stock option expenses are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” as discussed in Note 1.  For the three months ended September 30, 2006 stock-based compensation costs in the amount of $2.7 million were capitalized and there was no amortization of capitalized stock-based compensation costs.  The following table summarizes stock option expense included in our Consolidated Balance Sheets as a component of software development (in thousands):

Software Development
Balance, March 31, 2006	$—
Stock based compensation expense capitalized during period	4,612
Amortization of capitalized stock-based compensation expense	(36)
Balance, September 30, 2006	$4,576

Net cash proceeds from the exercise of stock options were $7.1 million and $11.9 million for the three and six months ended September 30, 2006, respectively.  Net cash proceeds from the exercise of stock options were $14.2 million and $27.4 million for the three and six months ended September 30, 2005, respectively.  Income tax benefit from stock option exercises was $3.1 million and $5.9 million for the three and six months ended September 30, 2006, respectively.  Income tax benefit from stock option exercises was $5.7 million and $11.6 million for the three and six months ended September 30, 2005, respectively.  In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. As a result of our options investigation, we determined that there were options granted where the exercise price was set at a price lower than the market price on the actual date of grant. According to APB 25, a non-cash stock-based compensation expense should be recognized for any options granted where the exercise price is lower than the market price on the actual date of grant. This expense is then to be amortized over the vesting period of the associated option. As such, we have restated prior periods (see Note 2 to the Consolidated Financial Statements) to properly account for these options. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
	As restated	As restated
Net loss, as reported	$(14,230)	$(18,477)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	974	1,623
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,340)	(7,965)

Pro forma net loss	$(17,596)	$(24,819)

Loss per share
Basic - as reported	$(0.05)	$(0.07)
Basic - pro forma	$(0.06)	$(0.09)

Diluted - as reported	$(0.05)	$(0.07)
Diluted - pro forma	$(0.06)	$(0.09)

In addition, included in net loss, as reported, is $100,000 and $117,000 for the three and six months ended September 30, 2005, respectively, related to amortization of unearned compensation related to restricted stock.

As of April 1, 2005, the Company began estimating the value of employee stock options on the date of grant using a binomial-lattice model. Prior to April 1, 2005 the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

Our employee stock options have features that differentiate them from exchange-traded options.  These features include lack of transferability, early exercise, vesting restrictions, pre- and post-vesting termination provisions, blackout dates, and time-varying inputs.  In addition, some of the options have non-traditional features, such as accelerated vesting if certain performance conditions are met, that must be reflected in the valuation.  A binomial-lattice model was selected because it is better able to explicitly address these

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

features than closed-form models such as the Black-Scholes model, and is able to reflect expected future changes in model inputs, including changes in volatility, during the option’s contractual term.

Consistent with SFAS 123R, we have attempted to reflect expected future changes in model inputs during the option’s contractual term.  The inputs required by our binomial-lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior.   Statistical methods were used to estimate employee type specific termination rates.  These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior.  Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior.  ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period.  These probabilities are then used to estimate ETTE.  The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.  The weighted-average estimated value of employee stock options granted during the three months ended September 30, 2006 and 2005 was $5.66 and $4.88 per share, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Employee and Director Options and Warrants		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected term (in years)	5.67	4.92	0.5	0.5
Risk-free interest rate	5.00%	4.47%	4.68%	3.07%
Volatility	54.60%	50.06%	41.40%	42.11%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$5.66	$4.88 (1)	$3.55	$2.96

	Six Months Ended		Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected term (in years)	4.67	4.74	0.5	0.5
Risk-free interest rate	5.04%	4.63%	4.68%	3.07%
Volatility	54.33%	46.39%	41.40%	42.11%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$5.44	$4.70 (1)	$3.55	$2.96

(1)             As restated

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS 123R and SAB 107.  These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility.  Based on these methods, for options granted during the quarter ended September 30, 2006, the expected stock price volatility ranged from 50.70% to 55.84%, with a weighted average volatility of 54.60% for options granted during the quarter ended September 30, 2006.  For options granted during the three months ended September 30, 2005, the expected stock price volatility ranged from 36% to 53%, with a weighted average volatility of 50%.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

As is the case for volatility, the risk-free rate is assumed to change during the option’s contractual term.  Consistent with the calculation required by a binomial lattice model, the risk-free rate reflects the interest from one time period to the next (“forward rate”) as opposed to the interest rate from the grant date to the given time period (“spot rate”).  Since we do not currently pay dividends and are not expected to pay them in the future, we have assumed that the dividend yield is zero.

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions used in the binomial-lattice model, including model inputs and measures of employees’ exercise and post-vesting termination behavior.  However, we are ultimately responsible for the assumptions used to estimate the fair value of our share-based payment awards.

Our ability to accurately estimate the fair value of share-based payment awards as of the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs as long as ten years into the future.  These inputs include, but are not limited to, expected stock price volatility, risk-free rate, dividend yield, and employee termination rates.  Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer/willing seller.  Unfortunately, it is difficult to determine if this is the case, because markets do not currently exist that permit the active trading of employee stock option and other share-based instruments.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

Stock option activity for the six months ended September 30, 2006 is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	48,337	$6.20
Granted	5,109	13.33
Exercised	(1,927)	5.10
Forfeiture	(1,445)	7.90

Outstanding at September 30, 2006	50,074	$6.92	6.39	$407,240

Exercisable at September 30, 2006	29,566	$4.41	5.03	$314,279

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our second quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options actually exercised was $9.0 million and $16.7 million for the three and six months ended September 30, 2006, respectively.

As of September 30, 2006, $41.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.84 years.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months ended September 30, 2006

The following table summarizes information about all employee and director stock options outstanding as of September 30, 2006 (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Shares	Remaining Wtd. Avg. Contractual Life (in years)	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Range of exercise prices:
$1.00 to $1.08	691	3.61	$1.05	691	$1.05
$1.39 to $1.75	8,204	2.48	1.75	8,204	1.75
$1.76 to $3.53	6,101	5.65	3.34	4,302	3.32
$3.54 to $5.00	5,906	6.23	4.05	4,568	3.99
$5.08 to $6.40	5,698	5.88	5.78	4,924	5.80
$6.44 to $7.73	6,185	6.50	7.22	5,286	7.19
$7.75 to $11.10	5,756	8.08	9.75	975	8.79
$11.15 to $13.23	5,037	8.83	12.30	501	11.99
$13.26 to $14.59	5,006	9.51	13.67	24	13.86
$14.64 to $17.21	1,490	9.01	15.40	91	15.77
	50,074	6.39	$6.92	29,566	$4.41

16.  Recently Issued Accounting Standards and Laws

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
For the Three and Six Months ended September 30, 2006

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

On September 20, 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We do not expect that the adoption of SFAS No. 157 will have a material effect on our financial position or results of operations.

In September 2006, the SEC issued SAB No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements.  SAB 108 also discusses the implications of misstatements uncovered upon the application of SAB 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial position.

On September 29, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This new standard aims to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans.  SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur.  We do not expect that the adoption of SFAS No. 158 will have an effect on our financial position or results of operations as we do not maintain any single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock Option Practices and Restatement of Consolidated Financial Statements

We recently completed a voluntary review of our historical stock option granting practices and a restatement of our consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005 and 2004 and related disclosures and a restatement of our selected consolidated financial data as of and for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002 and our unaudited quarterly financial data for each of the quarters in the fiscal years ended March 31, 2006 and 2005, and for the fiscal quarter ended June 30, 2006.  The impacts of the restatement adjustments extend to periods from the fiscal year ended March 31, 1994 through the fiscal quarter ended June 30, 2006.

The restatement reflected the findings of a special subcommittee of independent members of our Board of Directors, which was established in July 2006 to review our historical stock option granting practices (the “Special Subcommittee”).  The Special Subcommittee conducted its investigation with the assistance of Munger Tolles & Olson LLP as its independent counsel and Deloitte & Touche USA LLP (“Deloitte”) as forensic accounting experts retained by counsel.  The Special Subcommittee found that 3,450 of the option grants reviewed, covering 148,747,202 shares, required measurement date corrections.  As a result, we recorded approximately $66.7 million in additional pre-tax ($45.4 million after-tax) non-cash stock-based compensation expense over the thirteen year period from April 1, 1993 through March 31, 2006 in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and $0.6 million in additional pre-tax non-cash stock-based compensation expense during the quarter ended June 30, 2006 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”.  More than 80%, or $55.4 million of the $66.7 million, relates to periods through March 31, 2003 and 4% or $2.6 million of the non-cash pre-tax expense relates to the year ended March 31, 2006.  Separately, the restatement reflected an additional $1.7 million pre-tax charge ($1.1 million after-tax) related to recently identified insufficient payroll tax withholdings in fiscal 2005.

The following table summarizes additional pre-tax stock-based compensation expense and related tax adjustments resulting from the review of our equity award practices for the three and six months ended September 30, 2005 (in thousands):

	For the three months ended September 30, 2005	For the six months ended September 30, 2005

Net loss, as previously reported	$(13,242)	$(16,827)
Additional compensation expense resulting from improper measurement dates for stock option grants (1)	1,241	2,112
Tax related effects	(253)	(462)

Total effect on net loss	988	1,650

Net loss, as restated	$(14,230)	$(18,477)

(1)             Also includes an immaterial amount of interest expense related to our $1.7 million charge for insufficient payroll tax withholdings in fiscal 2005.

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

Overview

Our Business

We are a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems.  We have created, licensed, and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our fiscal 2007 product portfolio includes titles such as Over the Hedge, X-Men: The Official Game, Marvel: Ultimate Alliance, Tony Hawk’s Project 8, Tony Hawk’s Downhill Jam, Call of Duty 3, and Guitar Hero 2.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy.  Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), the Nintendo GameCube (“GameCube”), the Microsoft Xbox (“Xbox”) and the Microsoft Xbox360 (“Xbox360”) console systems, the Nintendo Game Boy Advance (“GBA”), the Nintendo Dual Screen (“NDS”), the Sony PlayStation Portable (“PSP”) hand-held devices, and the personal computer (“PC”).  The installed base for the current generation of hardware platforms is significant and the fiscal 2006 release of the Xbox360 and the calendar 2006 releases of Sony’s PlayStation 3 (“PS3”) and Nintendo’s Wii (“Wii”) will further expand the software market.  We are currently developing three launch titles for the PS3, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Project 8, and five launch titles for the Wii, Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Finshing, and Tony Hawk’s Downhill Jam.  Similar to our successful presence at the launch of the Xbox360, our plan is to have a significant presence at the launch of both the PS3 and the Wii while marketing to current-generation platforms as long as economically attractive given their large installed base.

Our publishing business involves the development, marketing, and sale of products directly, by license or through our affiliate label program with certain third-party publishers.  In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, the Netherlands, Australia, Sweden, Canada, South Korea, and Japan.  Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly owned European distribution subsidiaries.  Our distribution business consists of operations located in the UK, the Netherlands, and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

Our anticipated fiscal 2007 releases will include well-established brands, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases.  For example, we have a long-term relationship with Marvel Entertainment, Inc. through an exclusive licensing agreement for the Spider-Man and X-Men franchises through 2017.  This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man and X-Men.  Through September 30, 2006, games based on the Spider-Man and X-Men franchises have generated more than $834.2 million in net revenues worldwide.  In the first quarter of fiscal 2007 we released the video game, X-Men: The Official Game, coinciding with the theatrical release of “X-Men: The Last Stand.”  For the remainder of fiscal 2007, under this agreement, we released Marvel: Ultimate Alliance across multiple platforms and, on the NDS and GBA,

Spider-Man: Battle for New York.  In addition, through our licensing agreement with Spider-Man Merchandising, LP, we developed and published video games based on Columbia Pictures/Marvel Entertainment, Inc.’s feature film “Spider-Man 3,” which was released in May 2007.   In addition, we also have an agreement with Spider-Man Merchandising, LP for the exclusive worldwide publishing rights to publish entertainment software products based on subsequent Spider-Man movie sequels or new television series through 2017.

We also have an exclusive licensing agreement with professional skateboarder Tony Hawk.  The agreement grants us exclusive rights to develop and publish video games through 2015 using Tony Hawk’s name and likeness.  Through September 30, 2006, we have released seven successful titles in the Tony Hawk franchise with cumulative net revenues of $1.1 billion, including the most recent, Tony Hawk’s American Wasteland (“THAW”), which was released in the third quarter of fiscal 2006.  We have built on the Tony Hawk franchise in fiscal 2007 with the releases of Tony Hawk’s Project 8 on the PSP, Xbox360, PS2, and PS3 and Tony Hawk’s Downhill Jam on the Wii, NDS, and GBA.

We continue to develop a number of original intellectual properties which are developed and owned by Activision.  For example, in the third quarter of fiscal 2006 we released Call of Duty 2 on the PC and Xbox360 and Call of Duty 2: Big Red One on the GameCube, PS2, and Xbox.  According to The NPD Group, Call of Duty 2 remains the #1 best-selling game on the Xbox360 to date.  These titles were the fourth and fifth releases based upon this original intellectual property following two other PC titles, Call of Duty and Call of Duty: United Offensive, and one other console title, Call of Duty: Finest Hour.  We continued to build on the Call of Duty franchise with the release of Call of Duty 3 in the third quarter of fiscal 2007.  We expect to develop a variety of games on multiple platforms based on this original intellectual property as well as continue to invest in developing other original intellectual properties.

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

Additionally, we have a strategic alliance with Harrah’s Entertainment, Inc. that grants us the exclusive, worldwide interactive rights to develop and publish “World Series of Poker” video games based on the popular World Series of Poker Tournament.  In the second quarter of fiscal 2006, we released our first title under this alliance, World Series of Poker, which became the number one poker title of calendar 2005.  Further building on this franchise, in the second quarter of fiscal 2007, we released our second title under this alliance, World Series of Poker: Tournament of Champions.

We also continue to build on our portfolio of licensed intellectual property.  In February 2006, we signed an agreement with Hasbro Properties Group granting us the global rights, excluding Japan, to develop console, hand-held, and PC games based on Hasbro’s “Transformers” brand.  We anticipate releasing the first game concurrently with the July 2007 movie release of the live action “Transformers” film from DreamWorks Pictures and Paramount Pictures.  In April 2006, we signed an agreement with MGM Interactive and EON Productions Ltd. granting us the rights to develop and publish interactive entertainment games based on the James Bond license through 2014.  In May 2006, we signed a multi-year agreement with Mattel, Inc. which grants us the exclusive worldwide distribution rights to new video games on all platforms based on Mattel, Inc.’s Barbie brand.  In September 2006, we entered into a distribution agreement with MTV Networks Kids and Family Group’s Nickelodeon, a division of Viacom Inc., to be the exclusive distributor of three new Nick Jr. PC CD-ROM titles, published by Nickelodeon and based on the top preschool series on commercial television, Dora The Explorer, The Backyardigans, and Go, Diego, Go!.

In addition to acquiring or creating high profile intellectual property, we have also continued our focus on establishing and maintaining relationships with talented and experienced software development and publishing teams.  In June 2006, we acquired RedOctane, Inc. (“RedOctane”), the publisher of the popular Guitar Hero franchise.  In the third quarter of fiscal 2007 we will further expand on the Guitar Hero franchise with the release of Guitar Hero 2 on the PS2.  We also have development agreements with other top-level, third-party developers such as id Software, Inc., Edge of Reality, Ltd., and Splash Damage, Ltd.

We are utilizing these developer relationships, new intellectual property acquisitions, new original intellectual property creations, and our existing library of intellectual property to further focus our game development on product lines that will deliver significant, lasting, and recurring revenues and operating profits.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to Consolidated Financial Statements included in Item 1.  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition.  We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  Certain products are sold to customers with a street date (i.e., a date on which products are made widely available by retailers).  For these products we recognize revenue no earlier than the street date.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned.  With respect to on-line transactions, such as electronic downloads of titles or product add-ons, revenue is recognized when the fee is paid by the on-line customer to purchase online content and we are notified by the online retailer that the product has been downloaded.  In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.  Revenue recognition also determines the timing of certain expenses, including “cost of sales — intellectual property licenses” and “cost of sales — software royalties and amortization.”

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

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, and consistent delivery to us of inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.  Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Based upon historical experience we believe our estimates are reasonable.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.  For example, a 1% change in our September 30, 2006 allowance for returns and price protection would impact net revenues by $0.7 million.

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

We account for software development costs in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable.  Technological feasibility of a product encompasses both technical design documentation and game design documentation.  For products where proven technology exists, this may occur early in the development cycle.  Technological feasibility is evaluated on a product-by-product basis.  Prior to a product’s release, we expense, as part of “cost of sales — software royalties and amortization,” capitalized costs when we believe such amounts are not recoverable.  Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product development expense.  We evaluate the future recoverability of capitalized amounts on a quarterly basis.  The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.  Criteria used to evaluate expected product performance include:  historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon product release, capitalized software development costs are amortized to “cost of sales — software royalties and amortization” based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of six months or less.  For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

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

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis.  The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property, and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of “cost of sales — intellectual property licenses,” capitalized intellectual property costs when we believe such amounts are not recoverable.  Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to “cost of sales — intellectual property licenses” based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized.  As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.  For intellectual property included in products that have been released and unreleased products, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

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

Stock-based Compensation Expense.  On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Stock-based compensation expense recognized under SFAS 123R for the three and six months ended September 30, 2006 was $4.9 million and $10.7 million, respectively.

Stock-based compensation expense under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) related to employee stock options, restricted stock, and employee stock purchases recognized during the three and six months ended September 30, 2005 was $1.3 million and $2.2 million, respectively. See Note 15 to the Consolidated Financial Statements for additional information.

As of April 1, 2005, the Company began estimating the value of employee stock options on the date of grant using a binomial-lattice model. Prior to April 1, 2005 the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro-forma financial information in accordance with SFAS 123.  The fair value of a share-based payment as of the grant date estimated by an option pricing model depends upon our future stock price as well as assumptions concerning expected volatility, risk-free interest rate, and risk-adjusted stock return, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior.  Statistical methods were used to estimate employee type specific termination rates.  These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior.  Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior.  ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period.  These probabilities were then used to estimate ETTE.  The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.  The weighted-average estimated value of employee stock options granted during the three and six months ended September 30, 2006 was $5.66 and $5.44 per share using the binomial-lattice model with the following weighted-average assumptions:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Expected volatility	54.60%	54.33%
Risk-free interest rate	5.00%	5.04%
Expected dividends	—	—

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS 123R and Staff Accounting Bulletin No. 107.  These methods included the implied volatility method, which uses the market price of traded options to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility.  Based on these methods, for options granted during the three months ended September 30, 2006, the expected stock price volatility ranged from 50.70% to 55.84%, with a weighted average volatility of 54.60%.  For options granted during the three months ended September 30, 2005, the expected stock price volatility ranged from 36% to 53%, with a weighted average volatility of 50%.

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

The following table sets forth certain Consolidated Statements of Operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating loss by business segment (amounts in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2006		2005		2006		2005
			As restated	As restated			As restated	As restated

Net revenues	$188,172	100%	$222,540	100%	$376,241	100%	$463,633	100%

Costs and expenses:
Cost of sales — product costs	127,374	68	112,582	51	235,997	63	249,336	54
Cost of sales — software royalties and amortization	9,348	5	20,427	9	28,609	7	35,003	8
Cost of sales — intellectual property licenses	4,356	2	8,449	4	14,272	4	29,389	6
Product development	25,608	14	28,366	13	51,233	14	46,444	10
Sales and marketing	32,550	17	56,730	25	68,729	18	103,097	22
General and administrative	26,346	14	23,774	11	48,260	13	42,471	9

Total costs and expenses	225,582	120	250,328	113	447,100	119	505,740	109

Operating loss	(37,410)	(20)	(27,788)	(12)	(70,859)	(19)	(42,107)	(9)

Investment income, net	8,032	4	6,330	3	16,307	5	13,678	3

Loss before income tax benefit	(29,378)	(16)	(21,458)	(9)	(54,552)	(14)	(28,429)	(6)

Income tax benefit	(5,076)	(3)	(7,228)	(3)	(11,941)	(3)	(9,952)	(2)

Net loss	$(24,302)	(13)%	$(14,230)	(6)%	$(42,611)	(11)%	$(18,477)	(4)%

Net Revenues by Territory:
North America	$74,249	40%	$111,904	50%	$173,863	46%	$224,224	48%
Europe	107,775	57	104,698	47	189,588	51	224,679	49
Other	6,148	3	5,938	3	12,790	3	14,730	3

Total net revenues	$188,172	100%	$222,540	100%	$376,241	100%	$463,633	100%

Net Revenues by Segment/Platform Mix Publishing:
Console	$84,136	45%	$108,025	48%	$174,325	46%	$250,387	54%
Hand-held	23,202	12	44,287	20	49,786	13	69,618	15
PC	18,066	10	15,095	7	36,055	10	40,953	9
Total publishing net revenues	125,404	67	167,407	75	260,166	69	360,958	78

Distribution:
Console	33,337	18	29,848	13	62,125	17	67,936	15
Hand-held	23,372	12	19,167	9	41,585	11	23,075	5
PC	6,059	3	6,118	3	12,365	3	11,664	2

Total distribution net revenues	62,768	33	55,133	25	116,075	31	102,675	22

Total net revenues	$188,172	100%	$222,540	100%	$376,241	100%	$463,633	100%

Operating income (loss) by Segment:
Publishing	$(36,607)	(19)%	$(28,821)	(13)%	$(68,125)	(18)%	$(43,601)	(9)%
Distribution	(803)	(1)%	1,033	1%	(2,734)	(1)%	1,494	—

Total operating loss	$(37,410)	(20)%	$(27,788)	(12)%	$(70,859)	(19)%	$(42,107)	(9)%

Results of Operations — Three and Six Months Ended September 30, 2006 and 2005

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS2, Xbox, Xbox360, and GameCube), PCs, and hand-held game devices (such as the GBA, NDS, and PSP).  We also derive revenue from our distribution business in Europe, which provides logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Increase/	Percent
	2006	2005	(Decrease)	Change
Publishing Net Revenues
North America	$74,249	$111,904	$(37,655)	(34)%
Europe	45,007	49,565	(4,558)	(9)%
Other	6,148	5,938	210	4%
Total international	51,155	55,503	(4,348)	(8)%
Total publishing net revenues	125,404	167,407	(42,003)	(25)%
Distribution net revenues	62,768	55,133	7,635	14%
Consolidated net revenues	$188,172	$222,540	$(34,368)	(15)%

Consolidated net revenues decreased 15% from $222.5 million for the three months ended September 30, 2005 to $188.2 million for the three months ended September 30, 2006.  This decrease was a result of:

•                  Fewer title releases in the second quarter of fiscal 2007 consistent with our ongoing plan to have a more focused slate of titles throughout fiscal 2007 due to the console transition.  In the second quarter of fiscal 2007, we had only two new releases, World Series of Poker: Tournament of Champions and Cabela’s Alaskan Adventures, both of which were only released in North America.  This compares to the second quarter of fiscal 2006 where new releases were World Series of Poker, X-Men Legends 2 and Ultimate Spider-Man in North America, and, in Europe, Fantastic 4 as well as PSP releases of Tony Hawk’s Underground 2 Remix and Spider-Man 2 coinciding with the European launch of the PSP hardware.

•                  Continued reduced pricing on current generation catalog titles as a result of the ongoing console transition.

Partially offset by:

•                  An increase in net revenues from our distribution business resulting from stronger third-party releases in the second quarter of fiscal 2007 and the addition of a significant new customer.

•                  Increased net revenues as a result of our acquisition of RedOctane, the publisher of Guitar Hero, as well as continued strong catalog sales of Call of Duty 2.

•                  European publishing net revenues benefited from the strong performance of the second quarter fiscal 2007 affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy.

•                  A year over year strengthening of the Euro (“EUR”) and Great Britain Pound (“GBP”) in relation to the United States Dollar (“USD”).  Foreign exchange rates increased reported net revenues by approximately $4.7 million for the three months ended September 30, 2006.   Excluding the impact of changing foreign currency rates, our consolidated net revenues decreased 18% year over year.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the six months ended September 30, 2006 and 2005 (in thousands):

	Six Months Ended September 30,		Increase/	Percent
	2006	2005	(Decrease)	Change
Publishing Net Revenues
North America	$173,863	$224,224	$(50,361)	(22)%
Europe	73,513	122,004	(48,491)	(40)%
Other	12,790	14,730	(1,940)	(13)%
Total international	86,303	136,734	(50,431)	(37)%
Total publishing net revenues	260,166	360,958	(100,792)	(28)%
Distribution net revenues	116,075	102,675	13,400	13%
Consolidated net revenues	$376,241	$463,633	$(87,392)	(19)%

Consolidated net revenues decreased 19% from $463.6 million for the six months ended September 30, 2005 to $376.2 million for the six months ended September 30, 2006.  The decrease was due to the following:

•                  Our overall publishing net revenues decreased by $100.8 million.  This was primarily due to fewer titles released in the first six months of fiscal 2007 combined with particularly strong performance on certain of our fiscal 2006 first quarter releases.  In the first six months of fiscal 2007, we released Over the Hedge, X-Men: The Official Game, worldwide, and, in North America, World Series of Poker: Tournament of Champions and Cabela’s Alaskan Adventures.  This compares to our fiscal 2006 first six month releases of Madagascar, Doom 3 for the Xbox, Doom 3: Resurrection of Evil for the PC, Fantastic Four, the North American releases of Ultimate Spider-Man and X-Men Legends 2, and the European PSP releases of Tony Hawk’s Underground 2 Remix and Spider-Man 2.  According to NPD, Doom 3 Collector’s Edition was the #1 best-selling video game in the U.S. on the Xbox platform for the month of April 2005.  Additionally, Madagascar was the #1 best-selling children’s title and the #2 selling game across all platforms for the month of June 2005.

•                  In Europe, in addition to the decrease discussed above, our net revenues were impacted by a decline in affiliate business due to the timing of affiliate releases.  Prior year European net revenues were largely impacted by the May 2005 release of LucasArts’ Star Wars: Episode III Revenge of the Sith.  Although we experienced strong performance from the September 2006 release of LucasArts’ Lego Star Wars II: The Original Trilogy, this title was released much later in the comparable six month period.

Partially offset by:

•                  An increase in net revenues from our distribution business resulting from a stronger release schedule for certain third-party publishers in the first six months of fiscal 2007, increased hardware sales due to continued sales of NDS, PSP, and Xbox360 hardware platforms, and the addition of a significant new customer in the second quarter of fiscal 2007.

•                  Strong continued performance of our recent acquisition, RedOctane, and their Guitar Hero title as well as  Call of Duty 2 catalog sales.

North America Publishing Net Revenues (in thousands)

	September 30, 2006	% of Consolidated Net Revenues	September 30, 2005	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$74,249	40%	$111,904	50%	$(37,655)	(34)%
Six Months Ended	173,863	46%	224,224	48%	(50,361)	(22)%

North America publishing net revenues decreased 34% from $111.9 million for the three months ended September 30, 2005 to $74.2 million for the three months ended September 30, 2006.  For the six months ended September 30, 2006, North American publishing net revenues were $173.9 million, a decrease of 22% from $224.2 million for the six months ended September 30, 2005.  The decreases in net revenues for both the quarter and six months ended September 30, 2006 were due to a decrease in the number of titles released combined with continued reduced pricing on current generation catalog titles as a result of the ongoing console transition.   In the second quarter of fiscal 2007, we had only two new releases, World Series of Poker: Tournament of Champions and Cabela’s Alaskan Adventures.  This compares to the second quarter of fiscal 2006 where our new releases were X-Men Legends 2, Ultimate Spider-Man, and World Series of Poker.  In the first six months of fiscal 2007, we released Over the Hedge, X-Men: The Official Game, World Series of Poker: Tournament of Champions and Cabela’s Alaskan Adventures.  This compares to our fiscal 2006 first six month releases of Madagascar, Doom 3 for the Xbox, Doom 3: Resurrection of Evil for the PC, Fantastic Four, Ultimate Spider-Man, and X-Men Legends 2. The decreases were partially offset by continued strong performance of Call of Duty 2 for the Xbox360, acquisition of Guitar Hero, and revenue from Xbox Live downloads of Doom 3 Arcade and Call of Duty 2 Maps Pack.  North America publishing net revenues also decreased as a percentage of consolidated net revenues from 50% and 48% for the three and six months ended September 30, 2005, respectively, to 40% and 46% for the three and six months ended September 30, 2006, respectively.  The decreases in the percentages of total consolidated net revenues are a result of the net revenue decline coupled with strong growth of our distribution business during these periods which became a larger portion of our consolidated net revenues.

International Publishing Net Revenues (in thousands)

	September 30, 2006	% of Consolidated Net Revenues	September 30, 2005	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$51,155	27%	$55,503	25%	$(4,348)	(8)%
Six Months Ended	86,303	23%	136,734	29%	(50,431)	(37)%

International publishing net revenues decreased by 8% from $55.5 million for the three months ended September 30, 2005, to $51.2 million for the three months ended September 30, 2006.  The decrease reflects the decrease in the number of new releases quarter over quarter and reduced pricing on catalog titles.  In the second quarter of fiscal 2007, we did not release any titles internationally. In the second quarter of fiscal 2006, we released Fantastic 4 in Europe and corresponding with the European introduction of the PSP, Tony Hawk’s Underground 2: Remix, Spider-Man 2, and an affiliate title for the PSP.  The decrease was partially offset by strong performance in the second quarter of fiscal 2007 of an affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy, which was released in September 2006, as well as the quarter over quarter strengthening of the EUR and GBP in relation to the USD of approximately $1.9 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  Excluding the impact of changing foreign currency rates, our international publishing net revenues decreased 11% year over year.  As a percentage of consolidated net revenues, international publishing net revenues increased from 25% at September 30, 2005 to 27% at September 30, 2006.  The increase is primarily due to the strong performance of the affiliate title released in the second quarter of fiscal 2007 in Europe.

International publishing net revenues decreased from $136.7 million for the six months ended September 30, 2005 to $86.3 million for the six months ended September 30, 2006.  The decrease in international publishing net revenues was due to the decrease in the number of titles released combined with strong performance on certain of our fiscal 2006 releases, such as Madagascar and Doom 3 for the Xbox.  Further contributing to the period over period decrease in international publishing net revenues was the timing of affiliate label title releases within each respective period.  LucasArts’ Star Wars: Episode III Revenge of the Sith was released in May 2005, much earlier in the respective six month period ended September 30 than Lego Star Wars II: The Original Trilogy, which was released in September 2006.  As a percentage of net revenues, international publishing net revenues decreased from 29% to 23% of consolidated net revenues as a result of the net revenue decline coupled with the strong growth in our distribution business during that period which became a larger portion of our consolidated net revenues.

Publishing Net Revenues by Platform (in thousands)

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30, 2006	% of Publishing Net Revs.	Three Months Ended September 30, 2005	% of Publishing Net Revs.	Increase/ (Decrease)	Percent Change
Publishing Net Revenues
PC	$18,066	14%	$15,095	9%	$2,971	20%

Console
Sony PlayStation 2	56,044	45%	64,658	39%	(8,614)	(13)%
Microsoft Xbox 360	18,285	14%	—	—%	18,285	n/a
Microsoft Xbox	5,968	5%	25,353	15%	(19,385)	(76)%
Nintendo GameCube	3,832	3%	17,904	11%	(14,072)	(79)%
Other	7	—%	110	—%	(103)	(94)%
Total console	84,136	67%	108,025	65%	(23,889)	(22)%

Hand-held	23,202	19%	44,287	26%	(21,085)	(48)%

Total publishing net revenues	$125,404	100%	$167,407	100%	$(42,003)	(25)%

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the six months ended September 30, 2006 and 2005 (in thousands):

	Six Months Ended September 30, 2006	% of Publishing Net Revs.	Six Months Ended September 30, 2005	% of Publishing Net Revs.	Increase/ (Decrease)	Percent Change
Publishing Net Revenues

PC	$36,055	14%	$40,953	11%	$(4,898)	(12)%

Console
Sony PlayStation 2	107,345	41%	130,142	36%	(22,797)	(18)%
Microsoft Xbox 360	30,106	12%	—	—%	30,106	n/a
Microsoft Xbox	20,143	8%	91,960	26%	(71,817)	(78)%
Nintendo GameCube	16,730	6%	28,045	8%	(11,315)	(40)%
Other	1	—%	240	—%	(239)	(100)%
Total console	174,325	67%	250,387	70%	(76,062)	(30)%

Hand-held	49,786	19%	69,618	19%	(19,832)	(28)%

Total publishing net revenues	$260,166	100%	$360,958	100%	$(100,792)	(28)%

Personal Computer Net Revenues (in thousands)

	September 30, 2006	% of Publishing Net Revenues	September 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$18,066	14%	$15,095	9%	$2,971	20%
Six Months Ended	36,055	14%	40,953	11%	(4,898)	(12)%

Net revenues from sales of titles for the PC increased 20% from $15.1 million and 9% of publishing net revenues for the three months ended September 30, 2005 to $18.1 million and 14% of publishing net revenues for the three months ended September 30, 2006.  The increase was primarily due to continued strong sales of Call of Duty 2 and the release of our European affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy.  This activity compares to our second quarter of fiscal 2006 where net revenues were mainly driven by catalog sales of Rome: Total War and Call of Duty.

Net revenues from sales of titles for the PC decreased 12% from $41.0 million and 11% of publishing net revenues for the six months ended September 30, 2005 to $36.1 million and 14% of publishing net revenues for the six months ended September 30, 2006.  The decrease was due to a stronger base period which included the first quarter fiscal 2006 release of Doom 3: Resurrection of Evil and continued strong catalog sales of three of our best-selling PC titles: Rome: Total War, Doom 3, and Call of Duty.  This compares to the first six months of fiscal 2007 where we had the releases of The Movies: Stunts and Effects, X-Men: The Official Game, Over the Hedge, and our European affiliate title LucasArts’ Lego Star Wars II: The Original Trilogy.

Sony PlayStation 2 Net Revenues (in thousands)

	September 30, 2006	% of Publishing Net Revenues	September 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$56,044	45%	$64,658	39%	$(8,614)	(13)%
Six Months Ended	107,345	41%	130,142	36%	(22,797)	(18)%

Net revenues from sales of titles for the PS2 decreased 13% from $64.7 million for the three months ended September 30, 2005 to $56.0 million for the three months ended September 30, 2006.  For the six months ended September 30, 2006 net revenues from sales of titles for the PS2 were $107.3 million, a decrease of 18% from the six months ended September 30, 2005.  The decreases for both the three and six month periods reflect fewer PS2 title releases period over period, stronger performing new release titles in fiscal 2006, and reduced pricing on catalog titles due to the upcoming release of the PS3.  During the second quarter of fiscal 2007, we released PS2 versions of World Series of Poker: Tournament of Champions and Cabela’s Alaskan Adventure in North America, and one European affiliate label title, LucasArts’ Lego Star Wars II: The Original Trilogy. This compares to PS2 new releases in the second quarter of fiscal 2006 of Ultimate Spider-Man, X-Men Legends 2, and World Series of Poker.  For the six months ended September 30, 2006 we also released Over the Hedge and X-Men: The Official Game.  This compares to the six months ended September 30, 2005 where, in addition to the titles above, we released Madagascar, Fantastic Four, and our European affiliate title, LucasArts’ Star Wars Episode III: Revenge of the Sith.  As a percentage of publishing net revenues, net revenues from the sale of titles for the PS2 increased from 39% to 45% for the quarters ended September 30, 2005 and 2006, respectively, and from 36% to 41% for the six months ended September 30, 2005 and 2006, respectively.  The increases as a percentage of publishing net revenues reflect the acquisition of the PS2 exclusive title, Guitar Hero, causing a lower proportionate decrease in PS2 net revenues.

Microsoft Xbox360 Net Revenues (in thousands)

	September 30, 2006	% of Publishing Net Revenues	September 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$18,285	14%	$—	—%	$18,285	n/a
Six Months Ended	30,106	12%	—	—%	30,106	n/a

The Xbox360 was released in November 2005 and was the first of the next-generation hardware to be released.  Consistent with our goal of having a significant presence at the launch of each new platform, we released four titles concurrently with the release of the Xbox360; Call of Duty 2, THAW, Quake 4, and GUN.  In addition, we released X-Men: The Official Game in the first quarter of fiscal 2007, World Series of Poker: Tournament of Champions and Cabela’s Alaskan Adventures in North America, and had the European affiliate title release of LucasArts’ Lego Star Wars II: The Original Trilogy in the second quarter of fiscal 2007.  The primary contributors to our second quarter fiscal 2007 Xbox360 net revenues were continued strong sales of Call of Duty 2, which is the best-selling Xbox360 game to date according to the NPD Group, the second quarter releases mentioned above, and Xbox Live downloads of Call of Duty 2 Maps Pack and Doom 3 Arcade.  For the six months ended September 30, 2006, Xbox 360 net revenues were driven by the first quarter fiscal 2007 launch of X-Men: The Official Game as well as the factors discussed for the second quarter of fiscal 2007.

Microsoft Xbox Net Revenues (in thousands)

	September 30, 2006	% of Publishing Net Revenues	September 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$5,968	5%	$25,353	15%	$(19,385)	(76)%
Six Months Ended	20,143	8%	91,960	26%	(71,817)	(78)%

Net revenues from sales of titles for the Xbox decreased 76% from $25.4 million and 15% of publishing net revenues for the three months ended September 30, 2005 to $6.0 million and 5% of publishing net revenues for the three months ended September 30, 2006.  For the six months ended September 30, 2006, net revenues from sales of titles for the Xbox decreased 78% from $92.0 million and 26% of publishing net revenues to $20.1 million and 8% of publishing net revenues.  The decreases for both periods in absolute dollars and as a percentage of publishing net revenues were primarily attributable to the slowdown of sales for the Xbox as customers migrate to its successor, the Xbox360, combined with the release of fewer titles on the Xbox platform.  Further contributing to the decreases were increased provisions for returns and price protection in anticipation of quicker required pricing actions as a result of the introduction of the Xbox360.  In the second quarter of fiscal 2006, we released Ultimate Spider-Man and X-Men Legends II for the Xbox, both of which individually outperformed our top three selling titles for the Xbox for the second quarter of fiscal 2007: Call of Duty: Big Red One, Tony Hawk’s American Wasteland, and the European affiliate release, LucasArts’ Lego Star Wars II: The Original Trilogy.  For the six months ended September 30, 2005, Xbox net revenues were driven by strong performance of the first quarter fiscal 2006 release of the Xbox exclusive Doom 3.  In the first six months of fiscal 2007, there were no comparable Xbox exclusive titles.

Nintendo GameCube Net Revenues (in thousands)

	September 30, 2006	% of Publishing Net Revenues	September 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$3,832	3%	$17,904	11%	$(14,072)	(79)%
Six Months Ended	16,730	6%	28,045	8%	(11,315)	(40)%

Net revenues from sales of titles for the Nintendo GameCube decreased 79% from $17.9 million and 11% of publishing net revenues for the three months ended September 30, 2005 to $3.8 million and 3% of publishing net revenues for the three months ended September 30, 2006.  The decrease in absolute dollars and as a percentage of publishing net revenues is due primarily to the decrease in new releases on the GameCube combined with a gradual slowdown in sales on the GameCube platform as customers anticipate the release of the next-generation console from Nintendo, the Wii.  In the second quarter of fiscal 2006 we released Ultimate Spider-Man and X-Men Legends II on the GameCube and experienced strong catalog sales from Madagascar and Fantastic Four.  In the second quarter of fiscal 2007 the only new release was our European affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy.  In addition, net revenue for the quarter was affected by pricing declines on catalog titles due to the effects of the console transition.

Net revenues from sales of titles for the Nintendo GameCube decreased 40% from $28.0 million for the six months ended September 30, 2005 to $16.7 million for the six months ended September 30, 2006.  The decrease was a result of the decrease experienced in the second quarter of fiscal 2007, as discussed above, partially offset by the strength of our first quarter fiscal 2007 releases of Over the Hedge and X-Men: The Official Game, which outperformed the two titles released for the GameCube in the first quarter of fiscal 2006, Madagascar and Fantastic Four.

Hand-Held Net Revenues (in thousands)

	September 30, 2006	% of Publishing Net Revenues	September 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$23,202	19%	$44,287	26%	$(21,085)	(48)%
Six Months Ended	49,786	19%	69,618	19%	(19,832)	(28)%

Net revenues from sales of titles for hand-held platforms for the three months ended September 30, 2006 decreased 48% from the prior fiscal year, from $44.3 million or 26% of publishing net revenues to $23.2 million or 19% of publishing net revenues.  The decrease is primarily due to fewer titles released during the quarter on the various handheld platforms.  During the second quarter of fiscal 2006, we released three PSP titles in Europe, Spider-Man 2, Tony Hawk’s Underground 2: Remix, and an affiliate title concurrent with the European release of the PSP platform.   In addition, we saw particularly strong performance from World Series of Poker on the PSP, Ultimate Spider-Man on the NDS and GBA, Madagascar on the NDS and GBA, and the release of four 2-for-1 GBA catalog title bundles, which included two games repackaged on a single cartridge.   This compares to the second quarter of fiscal 2007, where we had new releases of World Series of Poker: Tournament of Champions in North America on the PSP and our European affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy on the NDS and the GBA.  Partially offsetting the decrease in the number of titles released was strong catalog performance in the second quarter of fiscal 2007 of Over the Hedge and Madagascar on the NDS and GBA as well as, in Europe, LucasArts’ Star Wars Battlefront II on the PSP.

Net revenues from sales of titles for hand-held platforms for the six months ended September 30, 2006 decreased 28% from the prior fiscal year, from $69.6 million to $49.8 million.  As a percentage of publishing net revenues, net revenues from the sale of titles for hand-held platforms remained constant at 19%.  The decrease in absolute dollars is mainly due to the second quarter fiscal 2007 decrease in new releases discussed above, partially offset by the particularly strong performance of our first quarter fiscal 2007 releases of Over the Hedge and X-Men: The Official Game on the NDS and GBA, Cabela’s Dangerous Hunts and MTX: Mototrax 2006 on the PSP, and continued strong catalog sales of Madagascar on the GBA and NDS.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base and the introduction of new hardware platforms, as well as the performance of our key product releases.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues, with PS2 having the largest percentage of console business in the short term while the installed base of the next generation consoles continues to increase.  With the release of the NDS and PSP platforms, we expect to see a continued increase in our hand-held business in line with the growth in the installed base in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year so revenues and profits are significantly affected by our ability to release highly successful titles.  For example, for the three months ended September 30, 2006, 27% of our consolidated net revenues and 40% of worldwide publishing net revenues were derived from net revenues from LucasArts’ Lego Star Wars II: The Original Trilogy, Guitar Hero, and Call of Duty 2.  For the six months ended September 30, 2006, 23% of our consolidated net revenues and 34% of worldwide publishing net revenues were derived from net revenues from Over the Hedge, LucasArts’ Lego Star Wars II: The Original Trilogy, and Guitar Hero. Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from select titles.   We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Three factors that could affect future publishing and distribution net revenue performance are console hardware pricing, software pricing, and transitions in console platforms.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  While we expect console software launch pricing for the Xbox360 and PS3 titles to be $59.99 and Wii titles to be $49.99, we are seeing software pricing declines on the current-generation console systems.  Additionally, when new console platforms are announced or introduced into the market, such as the November 2006 releases of the Wii and, in North America, the PS3, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available.  During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance.

Distribution Net Revenues (in thousands)

	September 30, 2006	% of Consolidated Net Revenues	September 30, 2005	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$62,768	33%	$55,133	25%	$7,635	14%
Six Months Ended	116,075	31%	102,675	22%	13,400	13%

Distribution net revenues for the three months ended September 30, 2006 increased 14% from the prior fiscal year, from $55.1 million or 25% of consolidated net revenues to $62.8 million or 33% of consolidated net revenues.  For the six months ended September 30, 2006 distribution net revenues increased 13% from the prior fiscal year, from $102.7 million and 22% of consolidated net revenues to $116.1 million and 31% of consolidated net revenues.  The increases for both the three and six month periods ended September 30, 2006, was primarily the result of strong release schedule for certain third-party publishers, increased hardware sales due to continued sales of NDS, PSP, and Xbox360 hardware platforms, and the addition of a significant new customer in the second quarter of fiscal 2007.  In addition to these increases, the increase as a percentage of consolidated net revenues was also due to the decline in net revenues from our publishing business as discussed above.  Further contributing to the increase was a year over year strengthening of the EUR and GBP in relation to the USD.  Foreign exchange rates increased reported distribution net revenues by approximately $2.8 million and $1.6 million for the three months and six months ended September 30, 2006, respectively.  Excluding the impact of changing foreign currency rates, distribution net revenues increased 9% and 12% year over year for the three and six months ended September 30, 2006, respectively.

The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, the introduction of new hardware platforms, and our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers.  For the remainder of fiscal 2007, distribution net revenues are expected to be flat when compared with fiscal 2006 due to uncertainty with regard to the software market as a result of the transition from current-generation console systems to the next-generation consoles systems, the delay of the PS3 launch in Europe, and a more focused slate of Activision titles.

Costs and Expenses

Cost of Sales — Product Costs (in thousands)

	September 30, 2006	% of Consolidated Net Revenues	September 30, 2005	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$127,374	68%	$112,582	51%	$14,792	13%
Six Months Ended	235,997	63%	249,336	54%	(13,339)	(5)%

“Cost of sales — product costs” represented 68% and 51% of consolidated net revenues for the three months ended September 30, 2006 and 2005, respectively.  In absolute dollars, “cost of sales — product costs” increased 13% from $112.6 million at September 30, 2005 to $127.4 million at September 30, 2006.  The primary factors contributing to the increase in the “cost of sales — product costs” are:

•                  A shift in the mix of business between our publishing and distribution segments.  Distribution net revenues as a percentage of consolidated net revenues increased from 25% in the second quarter of fiscal 2006 to 33% in the second quarter of fiscal 2007.  Our distribution business typically has higher “cost of sales — product costs” than our publishing business.

•                  An increase in net revenues from our international affiliate business with the second quarter fiscal 2007 release of LucasArts’ Lego Star Wars II, The Original Trilogy.  We did not have any LucasArts’

releases in the second quarter of fiscal 2006.  Affiliate label releases typically carry a significantly higher “cost of sales — product costs” than our own mainline titles.

“Cost of sales — product costs” represented 63% and 54% of consolidated net revenues for the six months ended September 30, 2006 and 2005, respectively.  In absolute dollars, “cost of sales — product costs” decreased 5% as compared to the first six months of fiscal 2006.  The decrease in absolute dollars is due to higher sales volume in the first quarter of fiscal 2006 combined with a shift in timing of affiliate label releases.  Although we had one LucasArts’ release in both periods, LucasArts’ Star Wars: Episode III Revenge of the Sith was released earlier in the corresponding six month period while LucasArts’ Lego Star Wars II, The Original Trilogy was released late in the second quarter of fiscal 2007. The primary factors that affected cost of sales — product costs as a percentage of consolidated net revenues were reduced pricing on current generation title releases and a number of catalog titles in the first six months of fiscal 2007 along with the two factors discussed above related to our second quarter fiscal 2007.

Cost of Sales — Software Royalties and Amortization (in thousands)

	September 30, 2006	% of Publishing Net Revenues	September 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$9,348	7%	$20,427	12%	$(11,079)	(54)%
Six Months Ended	28,609	11%	35,003	10%	(6,394)	(18)%

“Cost of sales — software royalties and amortization” as a percentage of publishing net revenues decreased from 12% for the three months ended September 30, 2005 to 7% for the three months ended September 30, 2006.  In absolute dollars, “cost of sales — software royalties and amortization” decreased from the prior fiscal year, from $20.4 million to $9.3 million or 54% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  The decreases are mainly due to:

•                  A decrease of 25% in publishing net revenues for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005.

•                  A decrease in the number of new title releases quarter over quarter combined with lower development costs on titles released in the second quarter of fiscal 2007.  In the second quarter of fiscal 2007, we released World Series of Poker: Tournament of Champions and Cabela’s Alaskan Adventure in North America, each of which had lower development costs than our typical releases.  This compares to the second quarter of fiscal 2006 where new releases were World Series of Poker and, in North America, X-Men Legends 2 and Ultimate Spider-Man.  In addition, in Europe we released Fantastic 4 as well as PSP releases of Tony Hawk’s Underground 2 Remix and Spider-Man 2 coinciding with the launch of the PSP hardware.

For the six months ended September 30, 2006, “cost of sales — software royalties and amortization” decreased from $35.0 million to $28.6 million or 18% compared to the same period in the prior year.  As a percentage of publishing net revenues, “cost of sales — software royalties and amortization” increased slightly from 10% for the six months ended September 30, 2005 to 11% for the six months ended September 30, 2006.  The decrease in absolute dollars is due primarily to a 28% decrease in publishing net revenues for the six months ending September 30, 2006 resulting in a corresponding decrease in “cost of sales — software royalties and amortization.”  The increase as a percentage of publishing net revenues is primarily due to the release of X-Men: The Official Game which had higher development costs than the titles released in the prior year as the title was developed across all platforms including the more technologically advanced Xbox360.

Cost of Sales — Intellectual Property Licenses (in thousands)

	September 30, 2006	% of Publishing Net Revenues	September 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$4,356	3%	$8,449	5%	$(4,093)	(48)%
Six Months Ended	14,272	5%	29,389	8%	(15,117)	(51)%

“Cost of sales — intellectual property licenses” for the three months ended September 30, 2006 decreased in absolute dollars by 48% from $8.4 million for the three months ended September 30, 2005 to $4.4 million for the three months ended September 30, 2006 while the percentage of “cost of sales — intellectual property licenses” to publishing net revenues also decreased from 5% to 3%.  The decrease in the amount is mainly due to a decrease in the number of titles released and strong catalog sales of titles with no associated intellectual property royalties.  During the second quarter we had strong sales from our Call of Duty 2 and Guitar Hero titles, both of which are based upon intellectual property owned by us.  In addition, during the second quarter of fiscal 2006, we released Ultimate Spider-Man, X-Men Legends II, and World Series of Poker compared to only two new releases during the second quarter of fiscal 2007, World Series of Poker: Tournament of Champions and Cabela’s Alaskan Adventure.

“Cost of sales — intellectual property licenses” decreased in both absolute dollars and as a percentage of publishing net revenues from $29.4 million and 8% of publishing net revenues to $14.3 million and 5% of publishing net revenues for the six months ended September 30, 2005 and 2006, respectively.  The decreases in both absolute dollars and as a percentage of publishing net revenues were mainly due to strong catalog sales of titles with no associated intellectual property royalties and the release of fewer titles in the first six months of the current fiscal year with lower associated intellectual property royalties.  During the first six months of fiscal 2007, we had strong sales from our Call of Duty 2 and Guitar Hero titles, both of which are based upon intellectual property owned by us.  In addition, we released five titles with associated intellectual property during the first six months of fiscal 2006, Doom 3 for the Xbox, Madagascar, Fantastic Four, Ultimate Spider-Man, and X-Men Legends II.  This compares to four titles with associated intellectual property in the first six months of fiscal 2007, Over the Hedge, X-Men: The Official Game, World Series of Poker: Tournament of Champions and Cabela’s Alaskan Adventure.

Product Development (in thousands)

	September 30, 2006	% of Publishing Net Revenues	September 30, 2005	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
			As restated	As restated
Three Months Ended	$25,608	20%	$28,366	17%	$(2,758)	(10)%
Six Months Ended	51,233	20%	46,444	13%	4,789	10%

Product development expenses for the three months ended September 30, 2006 decreased 10% as compared to the three months ended September 30, 2005, from $28.4 million to $25.6 million.  As a percentage of publishing net revenues product development expenses increased from 17% for the quarter ended September 30, 2005 to 20% for the quarter ended September 30, 2006.  The decrease in absolute dollars is due to a decrease in the number of titles under development compared to the quarter ended September 30, 2005 which preceded our biggest title release slate in our history during the third quarter of fiscal 2006.  The decrease was partially offset by product development expenses of $1.0 million related to stock-based compensation expense as a result of the implementation of SFAS 123R and increased development costs as a result of the development of more technologically advanced titles across more platforms, including titles for the Xbox360 and the launch of the PS3 and Wii.  The increase in product development expenses as a percentage of publishing net revenues is due to the decrease of 25% in publishing net revenues with a less than corresponding decrease in product development expenses for the quarter ended September 30, 2006 versus the quarter ended September 30, 2005.

Product development expenses for the six months ended September 30, 2006 increased as a percentage of publishing net revenues as compared to the six months ended September 30, 2005, from 13% to 20%.  In absolute dollars, product development expenses for the six months ended September 30, 2006 increased 10% by approximately $4.8 million compared to the six months ended September 30, 2005, from $46.4 million to $51.2 million.  The increase in product development as a percentage of publishing net revenues and in absolute dollars resulted from:

•                  Development of a number of titles in the first quarter of fiscal 2007 for the next generation console platforms which did not establish technological feasibility until the second quarter of fiscal 2007 and thus were expensed to product development expense rather than capitalized.

•                  Product development expenses of $2.7 million related to stock-based compensation expense as a result of the implementation of SFAS 123R.

•                  A decrease of 28% in publishing net revenues for the six months ended September 30, 2006 as compared to the same period in the prior fiscal year.

Sales and Marketing (in thousands)

	September 30, 2006	% of Consolidated Net Revenues	September 30 2005	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
			As restated	As restated
Three Months Ended	$32,550	17%	$56,730	25%	$(24,180)	(43)%
Six Months Ended	68,729	18%	103,097	22%	(34,368)	(33)%

Sales and marketing expenses of $32.6 million and $56.7 million represented 17% and 25% of consolidated net revenues for the three months ended September 30, 2006 and 2005, respectively.  For the six months ended September 30, 2006 and 2005, sales and marketing expenses of $68.7 million and $103.1 million represented 18% and 22% of consolidated net revenues.  These decreases were a result of fewer titles released during the three and six month periods ended September 30, 2006 as compared to the same periods of fiscal 2006 as well as implementing a more targeted sales and marketing program.  In addition, in the first six months of fiscal 2006 we invested in significant marketing programs to support our title releases, Doom 3, Madagascar, Fantastic Four, Ultimate Spider-Man, and X-Men Legends II. The decreases were partially offset by expenses of $0.9 million and $1.9 million for the three and six month periods ended September 30, 2006, respectively, related to stock-based compensation expense as a result of the implementation of SFAS 123R, as well as sales and marketing expenses associated with the acquisition of the Guitar Hero franchise.

General and Administrative (in thousands)

	September 30, 2006	% of Consolidated Net Revenues	September 30, 2005	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
			As restated	As restated
Three Months Ended	$26,346	14%	$23,774	11%	$2,572	11%
Six Months Ended	48,260	13%	42,471	9%	5,789	14%

General and administrative expenses for the three months ended September 30, 2006 increased $2.6 million over the same period last year, from $23.8 million to $26.3 million.  As a percentage of consolidated net revenues, general and administrative expenses increased from 11% to 14% for the three months ended September 30, 2005 and 2006, respectively.   For the six months ended September 30, 2006, general and administrative expenses increased $5.8 million or 14% over the same period last year, from $42.5 million to $48.3 million.  As a percentage of consolidated net revenues, general and administrative expenses increased from 9% to 13% for the six months ended September 30, 2005 as compared to the six months ended September 30, 2006.  The increases were primarily due to stock-based compensation expense of $3.0 million and $6.1 million for the three and six months ended September 30, 2006, respectively, associated with the implementation of SFAS 123R, the consolidation of RedOctane into our results of operations, and increased legal and professional fees relating primarily to our internal review of historical stock option practices.   These increases were partially offset by the benefits of our cost optimization program launched in the fourth quarter of fiscal 2006.

Operating Income (Loss) (in thousands)

	Three Months Ended September 30, 2006	% of Segment Net Revs.	Three Months Ended September 30, 2005	% of Segment Net Revs.	Increase/ (Decrease)	Percent Change
			As restated	As restated

Publishing	$(36,607)	(29)%	$(28,821)	(17)%	$(7,786)	(27)%
Distribution	(803)	(1)%	1,033	2%	(1,836)	(178)%
Consolidated	$(37,410)	(20)%	$(27,788)	(12)%	$(9,622)	(35)%

Publishing operating loss for the three months ended September 30, 2006 increased $7.8 million or 27% from the same period last year, from a loss of $28.8 million to a loss of $36.6 million, while the percentage of operating loss to segment revenues increased from 17% to 29%.  This increased loss is primarily due to:

•                  Our overall decrease in net revenues due to fewer title releases and reduced pricing on catalog titles.

•                  Expenses associated with stock-based compensation  expense as a result of the implementation of SFAS 123R and increased legal and professional fees relating primarily to our internal review of historical stock option practices, including expenses relating to the informal SEC inquiry and derivative litigation.

•                  Increased product development costs as a percentage of publishing net revenues as a result of the development of more technologically advanced titles across more platforms.

•                  Pricing declines on a number of catalog titles compared to the second quarter of fiscal 2006.

                For the three months ended September 30, 2006 distribution operating loss was $0.8 million or 1% of segment net revenues, which compares to operating income of $1.0 million or 2% of segment net revenues for the three months ended September 30, 2005.  The $1.8 million change is primarily due to increased business with large mass-market customers for which we earn smaller margins accompanied by increased costs of distributing higher product volumes.

	Six Months Ended September 30, 2006	% of Segment Net Revs.	Six Months Ended September 30, 2005	% of Segment Net Revs.	Increase/ (Decrease)	Percent Change
			As restated	As restated

Publishing	$(68,125)	(26%)	$(43,601)	(12)%	$(24,524)	(56)%
Distribution	(2,734)	(2)%	1,494	1%	(4,228)	(283)%
Consolidated	$(70,859)	(19)%	$(42,107)	(9)%	$(28,752)	(68)%

Publishing operating loss for the six months ended September 30, 2006 increased $24.5 million from the same period last year, from $43.6 million to $68.1 million.  This decrease is primarily due to:

•                  Our overall decrease in net revenues due to fewer title releases and reduced pricing on catalog titles.

•                  Expenses associated with stock-based compensation expense as a result of the implementation of SFAS 123R and increased legal and professional fees relating to our internal review of historical stock option practices, including expenses relating to the informal SEC inquiry and derivative litigation.

•                  Increased product development costs as a result of the development of more technologically advanced titles across more platforms.

•                  Increased cost of sales — software royalties and amortization due to the release of X-Men: The Official Game which had higher development costs than titles released in the first six months of fiscal 2006.

•                  Reduced launch pricing on current generation title releases and pricing declines on a number of catalog titles compared to the first six months of fiscal 2006.

  For the six months ended September 30, 2006 distribution operating loss was $2.7 million or 2% of segment net revenues, which compares to operating income of $1.5 million or 1% of segment net revenues for the six months ended September 30, 2005.  The $4.2 million change is primarily due to increased business with large mass-market customers for which we earn smaller margins accompanied by increased costs of distributing higher product volumes.

Investment Income, Net (in thousands)

	September 30, 2006	% of Consolidated Net Revenues	September 30, 2005	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$8,032	4%	$6,330	3%	$1,702	27%
Six Months Ended	16,307	5%	13,678	3%	2,629	19%

Net investment income for the three months ended September 30, 2006 was $8.0 million as compared to $6.3 million for the three months ended September 30, 2005.  Net investment income for the six months ended September 30, 2006 increased $2.6 million from $13.7 million for the six months ended September 30, 2005 as compared to $16.3 million for the six months ended September 30, 2006.  The increases in both the three and six months ended September 30, 2006 as compared to the three and six months ended September 30, 2005 are mainly due to continued increases in interest rate yields period over period, partially offset by a realized gain in the first quarter of fiscal 2006 of $1.3 million on the sale of an investment in common stock.

Provision (Benefit) for Income Taxes (in thousands)

	September 30, 2006	% of Pretax Income	September 30, 2005	% of Pretax Income	Increase/ (Decrease)	Percent Change
			As restated	As restated

Three Months Ended	$(5,076)	17%	$(7,228)	34%	$2,152	30%
Six Months Ended	(11,941)	22%	(9,952)	35%	(1,989)	(20)%

The income tax benefit of $5.1 million and $11.9 million for the three months and six months ended September 30, 2006 reflects our effective income tax rate of 17.3% and 21.9%, respectively.  This effective rate is lower than prior year as a result of improved profitability leading to utilization of net operating loss carry forwards and in turn a reduction in valuation allowances related to federal and state research and development tax credits, partially offset by the establishment of tax reserves.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were state research and development tax credits and the impact of foreign tax rate differentials, offset by state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Net Loss

Net loss for the three months ended September 30, 2006 was $24.3 million or $0.09 loss per share, as compared to net loss of $14.2 million or $0.05 loss per share for the three months ended September 30, 2005.

Net loss for the six months ended September 30, 2006 was $42.6 million or $0.15 loss per share, as compared to net loss of $18.5 million or $0.07 loss per share for the six months ended September 30, 2005.

Liquidity and Capital Resources

Sources of Liquidity (in thousands)

	September 30, 2006	March 31, 2006	Increase/ (Decrease)
Cash and cash equivalents	$189,721	$354,331	$(164,610)
Short-term investments	557,674	590,629	(32,955)
	$747,395	$944,960	$(197,565)

Percentage of total assets	49%	67%

	For the Six Months ended September 30, 2006	March 31, 2006	Increase/ (Decrease)
Cash flows used in operating activities	$(169,271)	$(94,268)	$(75,003)
Cash flows used in investing activities	(16,870)	(39,462)	22,592
Cash flows provided by financing activities	16,327	27,364	(11,037)

As of September 30, 2006, our primary source of liquidity is comprised of $189.7 million of cash and cash equivalents and $557.7 million of short-term investments.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations.  We have also generated significant cash flows from the issuance of our common stock to employees through the exercise of options which is described in more detail below in “Cash Flows from Financing Activities.”  We have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

We believe that we have sufficient working capital ($827.0 million at September 30, 2006), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products and the acquisition of intellectual property rights for future products from third parties.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers and intellectual property holders and our own employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $84.6 million and $68.7 million in the six months ended September 30, 2006 and 2005, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as internal product development.  The increase period over period is primarily due to increased product development costs related to the development of fiscal 2007 and fiscal 2008 title releases for the next generation console systems, which are higher than current generation console systems, as well as a new agreement with MGM Interactive and EON Productions Ltd. for the rights to develop and publish interactive entertainment games based on the James Bond license. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the six months ended September 30, 2006 and 2005, cash flows used in operating activities were $169.3 million and $94.3 million, respectively.  The principal components comprising the increase cash flows used in operating activities for the six months ended September 30, 2006 included investment in software development and intellectual property licenses and increases in accounts receivable, partially offset by amortization of capitalized software development costs and intellectual property licenses.  An analysis of the change in key balance sheet accounts is below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

Cash Flows from Investing Activities

The primary drivers of cash used in investing activities typically have included capital expenditures, acquisitions of privately held interactive software development and publishing companies, and the net effect of purchases and sales/maturities of short-term investment vehicles.  The goal of our short-term investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs, and providing for prudent investment diversification.

For the six months ended September 30, 2006 and 2005, cash flows used in investing activities were $16.9 million and $39.5 million, respectively.  For the six months ended September 30, 2006, cash flows used in investing activities were primarily the result of purchases of short term investments, capital expenditures, an increase in restricted cash, which is included in short-term investments, and cash paid for acquisitions.  We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

Cash Flows from Financing Activities

The primary sources of cash provided by financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees.  We have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations, credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

For the six months ended September 30, 2006 and 2005, cash flows from financing activities were $16.3 million and $27.4 million, respectively.  The cash provided by financing activities for the six months ended September 30, 2006 primarily is the result of the issuance of common stock related to employee stock option and stock purchase plans.  During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.   As of September 30, 2006, we had approximately $226.2 million available for utilization under the buyback program.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

(amounts in thousands)	September 30, 2006	March 31, 2006	Increase/ (Decrease)

Gross accounts receivable	$173,820	$127,035	$46,785
Net accounts receivable	97,086	28,782	68,304

The increase in gross accounts receivable was primarily the result of:

•                  Sales generated from the release of LucasArts’ Lego Star Wars II: The Original Trilogy in Europe in September, 2006.

•                  Increased accounts receivable in our distribution business resulting from increased revenue from strong third-party releases during the second quarter of fiscal 2007.

•                  Additions of $13.2 million related to RedOctane revenues.

The increase in net accounts receivable, from $28.8 million at March 31, 2006 to $97.1 million at September 30, 2006, was greater than the increase in gross accounts receivable due to the decrease in reserves for returns, price protection, and bad debt from $98.3 million at March 31, 2006 to $76.7 million at September 30, 2006.  The decrease in the amount of reserves at September 30, 2006 versus the balance at March 31, 2006 reflects a decrease in retail inventory levels and the issuance of credits to customers on previously established reserves related to fiscal 2006 titles.  The high absolute dollar amount of reserves at September 30, 2006 reflects weak market conditions and the uncertainty involved in the ongoing console transition.  Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence in Item 2:  Critical Accounting Policies).

Inventories

(amounts in thousands)	September 30, 2006	March 31, 2006	Increase/ (Decrease)

Inventories	$71,063	$61,483	$9,580

The increase in inventories was the result of the build up of inventory balances to support third quarter titles releases, in particular, inventory builds to accommodate NDS production lead time and peripheral builds related to Guitar Hero 2.

Software Development

(amounts in thousands)	September 30, 2006	March 31, 2006	Increase/ (Decrease)

Software development	$117,788	$60,619	$57,169

Software development increased from $60.6 million at March 31, 2006 to $117.8 million at September 30, 2006.  The increase in software development was primarily the result of:

•                  Continued investment in software development for titles being developed for release in the third quarter fiscal 2007 holiday season and fiscal 2008.  We incurred approximately $77.9 million in the six months ended September 30, 2006 in connection with the acquisition of publishing or distribution rights for products being developed by third parties as well as the capitalization of product development costs relating to internally developed products.

Partially offset by:

•                  $20.7 million of amortization of capitalized software development cost related to our title releases of X-Men: The Official Game and Over the Hedge.

Intellectual Property Licenses

(amounts in thousands)	September 30, 2006	March 31, 2006	Increase/ (Decrease)

Intellectual property licenses	$95,096	$87,046	$8,050

Intellectual property licenses were slightly higher at the end of the second quarter of fiscal 2007 as a result of:

•                  Continued investment in intellectual property licenses.  We spent approximately $13.6 million in the six months ended September 30, 2006 for license agreements granting us long-term rights to intellectual property of third parties, such as our agreement with MGM Interactive and EON Productions Ltd. granting us the rights to develop and publish interactive entertainment games based on the James Bond license.

Partially offset by:

•                  $5.6 million of amortization of intellectual property licenses mostly related to new releases in the first quarter of fiscal 2007.

Accounts Payable

(amounts in thousands)	September 30, 2006	March 31, 2006	Increase/ (Decrease)

Accounts payable	$83,418	$88,994	$(5,576)

The decrease in accounts payable primarily reflects the change in timing of payments to certain third parties and payables at March 31, 2006 related to our first quarter fiscal 2007 releases.

Accrued Expenses

(amounts in thousands)	September 30, 2006	March 31, 2006	Increase/ (Decrease)

Accrued expenses	$169,195	$104,862	$64,333

The increase in accrued expenses was primarily driven by an increase in liabilities related to our affiliate label products in our European territories, an increase in deferred income taxes payable, and an increase in legal accruals primarily related to our internal review of historical stock option practices, including expenses relating to the informal SEC inquiry and derivative litigation.  This was partially offset by a decrease in accruals related to co-op marketing support, a decrease in bonus related accruals due to the timing of payment of year end bonuses and lower accruals for fiscal 2007, and payments of payroll accruals and separation and severance costs associated with a less than 7% reduction in workforce in the fourth quarter of fiscal 2006.

Credit Facilities

We have revolving credit facilities with our Centresoft distribution subsidiary located in the UK (the “UK Facility”) and our NBG distribution subsidiary located in Germany (the “German Facility”).  As of September 30, 2006, the UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($22.5 million) on a revolving basis (including the issuance of letters of credit on its behalf).  Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.1 million) guarantee for the benefit of our CD Contact distribution subsidiary as of September 30, 2006.  The UK Facility bore interest at LIBOR plus 2.0% as of September 30, 2006, is collateralized by substantially all of the assets of the subsidiary and expires in January 2007.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of September 30, 2006, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of September 30, 2006.  As of September 30, 2006, the German Facility provided for revolving loans up to EUR 0.5 million ($0.6 million) and bore interest at a Eurocurrency rate plus 2.5%.  The German Facility is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of September 30, 2006.

As of September 30, 2006, we maintained a $20.0 million irrevocable standby letter of credit so that we can qualify for certain payment terms on our purchases from one of our inventory manufacturers.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.  At September 30, 2006, the deposit in the amount of $20.0 million is included in short-term investments as restricted cash.  As of September 30, 2006, we had no borrowings outstanding against this letter of credit.

As of September 30, 2006, our publishing subsidiary located in the UK maintained a EUR 4.0 million ($5.1 million) irrevocable standby letter of credit so that it can qualify for certain payment terms on purchases from one of our inventory manufacturers. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in August 2007.  As of September 30, 2006, we had no borrowings outstanding against this letter of credit.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of September 30, 2006, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility and Equipment Leases	Developer and IP	Marketing	Total
Fiscal year ending March 31,

2007 (remaining six months)	$6,799	$41,437	$8,750	$56,986
2008	13,897	24,823	39,230	77,950
2009	12,886	28,036	25,745	66,667
2010	11,864	29,586	100	41,550
2011	9,626	30,586	100	40,312
Thereafter	22,408	64,173	—	86,581
Total	$77,480	$218,641	$ 73,925	$ 370,046

Financial Disclosure

We maintain internal controls over financial reporting, which generally include those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  We also are focused on our “disclosure controls and procedures,” which as defined by the SEC are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Our Disclosure Committee, which operates under the board approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process.  As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure-relevant information.  These quarterly reports are reviewed by certain key corporate finance representatives.  These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee.  Finance representatives also conduct reviews with our senior management team, our internal and external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC.  Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis.  As required by applicable regulatory requirements, the Chief Executive Officer, President and the Chief Financial Officer review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting.  With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal control over financial reporting, and will make refinements as necessary.

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

In July 2006, the FASB issued Final Interpretation No. 48 (“FIN 48”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

On September 20, 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We do not expect that the adoption of SFAS No. 157 will have a material effect on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements.  SAB 108 also discusses the implications of misstatements uncovered upon the application of SAB 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operation and financial position.

On September 29, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This new standard aims to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans.  SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur.  We do not expect that the adoption of SFAS No. 158 will have an effect on our financial position or results of operations as we do not maintain any single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.  Our market risk sensitive instruments are classified as instruments entered into for purposes “other than trading.”  Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated based upon actual fluctuations in interest rates, foreign currency exchange rates and market prices and the timing of transactions.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of September 30, 2006, our cash equivalents and short-term investments included debt securities of $536.3 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of September 30, 2006 (amounts in thousands):

	_	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate		5.36%	$45,077	$45,069
Variable rate		5.25%	57,016	57,016

Short-term investments:
Fixed rate		4.35%	$514,183	$511,251

Our short-term investments generally mature between three months and thirty months.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the EUR, GBP and AUD. The volatility of the EUR, GBP and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  As of September 30, 2006, we had no outstanding hedging contracts.

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

2) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report.  Based on this controls evaluation, and subject to the limitations described above, the Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective, due solely to, and only to the extent of, the material weakness in our historical stock option granting and modification practice described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of September 30, 2006, we did not maintain effective controls over the accounting for and disclosure of stock-based compensation expense.  Specifically, effective controls, including monitoring, were not maintained to ensure the accuracy and valuation of our stock-based compensation transactions related to the granting and modification of our stock options. This control deficiency resulted in the misstatement of stock-based compensation expense, income tax expense, retained earnings, additional paid-in capital, and deferred tax asset accounts and related financial disclosures, and in the restatement of our consolidated financial statements for the fiscal years 2006, 2005, and 2004, each of the quarters of fiscal 2006 and 2005, the first quarter of fiscal 2007, and in adjustments to the interim consolidated financial statements for the second, third, and fourth quarters of fiscal 2007. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness in our internal control over financial reporting.

3) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

4) Plan of Remediation of the Material Weakness.

After September 30, 2006, we have made a number of changes that may materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

New policies and procedures for our stock option grant practices were approved on November 21, 2006 by the Joint Compensation and Nominating and Governance Committee of our Board, and became effective January 1, 2007.  Our new option granting policies and procedures are designed to ensure internal control surrounding the pricing and modification of option grants are adequate, and also provide the Compensation Committee with the full ability to review and approve all grants prior to pricing on a date set on or after the date of the Compensation Committee action.  Some of the highlights of the new option granting process are:

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The following describes the material legal proceedings, examinations and other matters in which the Company and its subsidiaries are involved that: (1) were pending as of September 30, 2006; (2) were terminated during the period from September 30, 2006 through June 7, 2007; or (3) are pending as of June 7, 2007. Thus, the description of a matter may include developments that occurred since September 30, 2006, as well as those that occurred during 2006. The matters include legal proceedings relating to the restatement of our consolidated financial statements, such as class action securities lawsuits, shareholder derivative actions and governmental proceedings.

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

On July 27, 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical stock option grant practices.  In early June 2007, the SEC staff informed us that the SEC has issued a formal order of non-public investigation, which allows the SEC, among other things, to subpoena witnesses and require the production of documents.  The Company is cooperating with the SEC’s investigation, and representatives of the Special Subcommittee and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and on February 28, 2007 to brief the SEC staff on the Special Subcommittee’s findings and recommendations following the substantial completion of the Special Subcommittee’s investigation.  A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC.  At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

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

Beginning in our current fiscal year, we adopted SFAS 123R, which requires us to recognize compensation expense for all stock-based compensation based on estimated fair values. As a result, beginning with our first quarter of fiscal 2007, our operating results contain a charge for stock-based compensation related to the equity-based compensation we provide to our employees, as well as stock purchases under our employee stock purchase plans. This expense is in addition to the stock-based compensation expense we have recognized in prior periods related to restricted stock unit grants, acquisitions and other grants. The stock-based compensation charges we incur depend on the number of equity-based awards we grant and the number of shares of common stock we sell under our employee stock purchase plans, as well as a number of estimates and variables such as estimated forfeiture rates, the trading price and volatility of our common stock, the expected term of our options, and interest rates. As a result, our stock-based compensation charges can vary significantly from period to period. Going forward, our adoption of SFAS 123R will continue to significantly lower our reported net income (or increase our reported net loss), which could have an adverse impact on the trading price of our common stock.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.  Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.  In assessing the findings of the Special Subcommittee’s review and the restatement set forth in our Amended Annual Report on Form 10-K/A for the year ended March 31, 2006, our management concluded that there was a material weakness, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, in our internal control over financial reporting as of March 31, 2006.  Our management has also concluded that this weakness continued to exist as of September 30, 2006. See the discussion included in Part II, Item 9A of our Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 and Part I, Item 4 of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 for additional information regarding our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Meeting of the Stockholders on September 14, 2006 in Beverly Hills, California.  Three items were submitted to a vote of the stockholders: (1) the election of eight directors to hold office for one year terms and until their respective successors are duly elected and qualified; (2) the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2007; (3) the approval of a stockholder proposal that the Board take every reasonable step to ensure diversity on the board of directors.

All eight director nominees, each of whom was then a member of the Board of Directors and was recommended by the Board, were elected.  Set forth below are the results of the voting,

	For	Withheld	Abstained
Robert J. Corti	253,226,452	1,642,992	0
Ronald Doornink	239,882,535	14,986,909	0
Barbara S. Isgur	252,221,409	2,648,035	0
Brian G. Kelly	248,969,036	5,900,408	0
Robert A. Kotick	248,458,026	6,411,418	0
Robert J. Morgado	244,489,107	10,380,337	0
Peter J. Nolan	253,314,390	1,555,054	0
Richard Sarnoff	253,311,672	1,557,772	0

The selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended March 31, 2007 was approved.  Set forth below are the results of the voting.

For	Against	Abstained	Not Voted
252,707,229	2,058,818	103,397	0

The stockholder proposal regarding diversity on the Board of Directors was not approved.  Set forth below are the results of the voting.

For	Against	Abstained	Not Voted
12,044,746	200,911,030	14,379,319	27,534,349

Item 6.  Exhibits

(a)   Exhibits

3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, Inc., dated June 9, 2000 (incorporated by reference to Exhibit 2.5 of our Current Report on Form 8-K, filed on June 16, 2000).

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

10.1	Amendment to the 1991 Stock Option and Stock Award Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 20, 2006)

10.2	Amendment to the 1998 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on September 20, 2006)

10.3	Amendment to the 1999 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on September 20, 2006)

10.4	Amendment to the 2001 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on September 20, 2006)

10.5	Amendment to the 2002 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on September 20, 2006)

10.6	Amendment to the 2002 Executive Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed on September 20, 2006)

10.7

Amendment to the 2002 Studio Employee Retention Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed on September 20, 2006)

10.8	Amendment to the Amended and Restated 2003 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K, filed on September 20, 2006)

10.9

Third Amended and Restated 2002 Employee Stock Purchase Plan, as amended, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 23, 2006)

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

Date:     June 6, 2007

ACTIVISION, INC.

/s/ Thomas Tippl
Thomas Tippl
Chief Financial Officer of Activision Publishing, Inc. and
Principal Financial and Accounting Officer of Activision, Inc.