Form 10-Q
period 2006-12-31
ACTIVISION INC /NY
filed 2007-06-07
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

This Quarterly Report on Form 10-Q should be read in conjunction with our Amended Annual Report on Form 10-K/A for the year ended March 31, 2006 filed with the SEC on May 25, 2007 and our Amended Quarterly Report on Form 10-Q/A for the three months ended June 30, 2006 filed with the SEC on June 7, 2007. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report.

Financial information included in our previously filed reports on Form 10-K and Form 10-Q, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before June 30, 2006 should not be relied upon and are superseded in their entirety by the information in our amended Annual Report on Form 10-K/A for the year ended March 31, 2006 filed with the SEC on May 25, 2007 and our Amended Quarterly Report on Form 10-Q/A for the three months ended June 30, 2006 and our Quarterly Reports on Form 10-Q for the three months ended September 30, 2006 and the three months ended December 31, 2006 filed with the SEC today.

All share and per share information presented in this report has been adjusted to reflect splits and dividends of our common stock.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$367,910	$354,331
Short-term investments	437,290	590,629
Accounts receivable, net of allowances of $107,124 and $98,253 at December 31, 2006 and March 31, 2006, respectively	456,589	28,782
Inventories	85,680	61,483
Software development	86,119	40,260
Intellectual property licenses	28,628	4,973
Deferred income taxes	4,266	9,664
Other current assets	17,896	25,933

Total current assets	1,484,378	1,116,055

Software development	15,688	20,359
Intellectual property licenses	64,800	82,073
Property and equipment, net	46,713	45,368
Deferred income taxes	85,552	52,545
Other assets	5,941	1,409
Goodwill	188,398	100,446

Total assets	$1,891,470	$1,418,255

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$193,875	$88,994
Accrued expenses	247,581	104,862

Total current liabilities	441,456	193,856

Other liabilities	41,128	1,776

Total liabilities	482,584	195,632

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at December 31, 2006 and March 31, 2006	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at December 31, 2006 and March 31, 2006	—	—
Common stock, $.000001 par value, 450,000,000 shares authorized, 282,934,869 and 277,020,898 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	—	—
Additional paid-in capital	948,028	867,297
Retained earnings	442,199	341,990
Accumulated other comprehensive income	18,659	16,369
Unearned compensation (Note 1)	—	(3,033)

Total shareholders’ equity	1,408,886	1,222,623

Total liabilities and shareholders’ equity	$1,891,470	$1,418,255

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended December 31,		For the nine months ended December 31,
	2006	2005	2006	2005
		As restated(1)		As restated(1)

Net revenues	$824,259	$816,242	$1,200,500	$1,279,875

Costs and expenses:
Cost of sales – product costs	382,165	367,685	618,162	617,021
Cost of sales – software royalties and amortization	77,449	104,264	106,058	139,267
Cost of sales – intellectual property licenses	23,566	26,376	37,838	55,765
Product development	37,162	53,254	88,395	99,698
Sales and marketing	87,410	156,013	156,139	259,110
General and administrative	43,387	24,757	91,647	67,228

Total costs and expenses	651,139	732,349	1,098,239	1,238,089

Operating income	173,120	83,893	102,261	41,786

Investment income, net	9,724	9,162	26,031	22,840

Income before income tax provision	182,844	93,055	128,292	64,626

Income tax provision	40,024	25,199	28,083	15,247

Net income	$142,820	$67,856	$100,209	$49,379

Basic earnings per share	$0.51	$0.25	$0.36	$0.18

Weighted average common shares outstanding	282,512	274,965	280,499	272,089

Diluted earning per share	$0.46	$0.23	$0.33	$0.17

Weighted average common shares outstanding assuming dilution	307,175	296,205	304,317	293,397

(1)             See Note 2 “Restatement of Unaudited Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended December 31,
	2006	2005
		As restated(1)
Cash flows from operating activities:
Net income	$100,209	$49,379
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(33,254)	(6,023)
Realized gain on short-term investments	(1,823)	(4,295)
Depreciation and amortization	13,303	10,228
Amortization and write-offs of capitalized software development costs and intellectual property licenses	77,358	168,351
Stock-based compensation expense	18,433	2,506
Tax benefit of stock options and warrants exercised	11,377	21,269
Excess tax benefit from stock option exercises	(9,012)	—
Changes in operating assets and liabilities:
Accounts receivable	(416,697)	(305,305)
Inventories	(20,573)	(36,810)
Software development and intellectual property licenses	(117,636)	(162,793)
Other assets	21,128	321
Accounts payable	98,473	104,895
Accrued expenses and other liabilities	133,297	74,345

Net cash used in operating activities	(125,417)	(83,932)

Cash flows from investing activities:
Capital expenditures	(13,106)	(20,174)
Cash payment to effect business combinations, net of cash acquired	(30,545)	(7,081)
Increase in restricted cash	—	(7,500)
Purchases of short-term investments	(215,721)	(143,162)
Proceeds from sales and maturities of short-term investments	361,339	182,504

Net cash provided by investing activities	101,967	4,587

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	18,956	37,850
Excess tax benefit from stock option exercises	9,012	—

Net cash provided by financing activities	27,968	37,850

Effect of exchange rate changes on cash	9,061	(5,044)

Net increase (decrease) in cash and cash equivalents	13,579	(46,539)

Cash and cash equivalents at beginning of period	354,331	313,608

Cash and cash equivalents at end of period	$367,910	$267,069

(1)             See Note 2 “Restatement of Unaudited Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months ended December 31, 2006
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity
Balance, March 31, 2006	277,021	$—	$867,297	$341,990	$16,369	$(3,033)	$1,222,623
Components of comprehensive income:
Net income	—	—	—	100,209	—	—	100,209
Unrealized loss on short-term investments (net of tax benefit of $0.9 million)	—	—	—	—	(8,693)	—	(8,693)
Foreign currency translation adjustment	—	—	—	—	10,983	—	10,983
Total comprehensive income							102,499
Issuance of common stock pursuant to employee stock option and stock purchase plans	3,532	—	18,956	—	—	—	18,956
Issuance of stock to effect business combination	2,382	—	30,000	—	—	—	30,000
Stock based compensation expense related to employee stock options, restricted stock, and employee stock purchases	—	—	23,431	—	—	—	23,431
Tax benefit associated with options and warrants	—	—	11,377				11,377
Reclassification of unearned compensation	—	—	(3,033)	—	—	3,033	—

Balance, December 31, 2006	282,935	$—	$948,028	$442,199	$18,659	$—	$1,408,886

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

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

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis.  The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property, and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of “cost of sales – intellectual property licenses,” capitalized intellectual property costs when we believe such amounts are not recoverable.  Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.  Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to “cost of sales – intellectual property licenses” based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized.  As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.  For intellectual property included in products that have been released, we evaluate the future recoverability of capitalized amounts on a quarterly basis.  The primary evaluation criterion is actual title performance.

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

Revenue Recognition

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  Certain products are sold to customers with a street date (i.e., a date on which products are made widely available by retailers).  For these products we recognize revenue no earlier than the street date.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned.  With respect to on-line transactions, such as electronic downloads of titles or product add-ons, revenue is recognized when the fee is paid by the on-line customer to purchase online content and we are notified by the online retailer that the product has been downloaded.  In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.  Revenue recognition also determines the timing of certain expenses, including “cost of sales – intellectual property licenses” and “cost of sales – software royalties and amortization.”

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

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

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, and consistent delivery to us of inventory and sell-through reports.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.  Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the brand; console hardware life cycle; Activision sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title’s recent sell-through history (if available); marketing trade programs; and competing titles.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Based upon historical experience we believe our estimates are reasonable.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.  For example, a 1% change in our December 31, 2006 allowance for returns and price protection would impact net revenues by $1.1 million.

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

For the Three and Nine Months ended December 31, 2006

(Unaudited)

We value inventory at the lower of cost or market.  We regularly review inventory quantities on hand and in the retail channel and record a provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would impact management’s estimates in establishing our inventory provision.

Stock-Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the three and nine months ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended December 31, 2006 was $7.7 million and $18.4 million, respectively.  See Note 15 for additional information.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation expense was recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date.  Under the intrinsic value method, compensation expense was recorded on the measurement date only if the current market price of the underlying stock exceeded the stock option or other stock-based award’s exercise price.  For the three and nine months ended December 31, 2005, we recognized $322,000 and $2.5 million, respectively, in stock-based compensation expense related to employee stock options and restricted stock, under APB 25.  See Notes 2 and 15 for additional information.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the three and nine months ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, April 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

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

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee.  Additionally, in October 2005 we issued the rights to 96,712 shares of restricted stock to an employee.  These shares all vest over a five-year period and remain subject to forfeiture if vesting conditions are not met.  In accordance with APB 25, we recognized unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant.  The fair value of these shares when issued was approximately $12.84 and $15.51 per share, respectively, and resulted in a total increase in “Additional paid-in capital” and “Unearned compensation” of $2.0 million and $1.5 million on the respective balance sheets at the times of grant.  Prior to the adoption of SFAS 123R, we reduced unearned compensation and recognized compensation expense over the vesting periods.  Upon adoption of SFAS 123R, unearned compensation was reclassified against additional paid in capital and we will increase additional paid in capital and recognize compensation expense over the respective remaining vesting periods.  Additionally, in the third quarter of fiscal 2007 we issued the rights to an aggregate of 81,000 shares of restricted stock to various employees.  These shares vest over two and three year periods (with some subject to vesting acceleration clauses if the holder achieves certain performance objectives) and remain subject to forfeiture if vesting conditions are not met.  In accordance with SFAS 123R we will recognize compensation expense and increase additional paid in capital related to these restricted stock shares over the requisite service period.  For the three and nine months ended December 31, 2006, we recorded expenses related to these shares of approximately $292,000 and $642,000, respectively, which was included as a component of stock-based compensation expense within “General and administrative” on the accompanying Consolidated Statements of Operations.  Since the issuance dates, we have recognized $1.1 million of the $4.8 million total fair value, with the remainder to be recognized over a weighted-average period of 3.12 years.

2.     Restatement of Unaudited Consolidated Financial Statements

We recently completed a voluntary review of our historical stock option granting practices and a restatement of our consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005 and 2004 and related disclosures and a restatement of our selected consolidated financial data as of and for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002 and our unaudited quarterly financial data for each of the quarters in the fiscal years ended March 31, 2006 and 2005, and the fiscal quarter ended June 30, 2006.  The impacts of the restatement adjustments extend to periods from the fiscal year ended March 31, 1994 through the fiscal quarter ended June 30, 2006.

The restatement reflects the findings of a special subcommittee of independent members of our Board of Directors, which was established in July 2006 to review our historical stock option granting practices (the “Special Subcommittee”).  The Special Subcommittee conducted its investigation with the assistance of Munger Tolles & Olson LLP as its independent counsel and Deloitte & Touche USA LLP (“Deloitte”) as forensic accounting experts retained by counsel.  The Special Subcommittee found that 3,450 of the option grants reviewed, covering 148,747,202 shares, required measurement date corrections.  As a result, we recorded approximately $66.7 million in additional pre-tax ($45.4 million after-tax) non-cash stock-based compensation expense over the thirteen year period from April 1, 1993 through March 31, 2006 in accordance with APB 25, and $0.6 million in additional pre-tax non-cash stock-based compensation expense during the quarter ended June 30, 2006 in accordance with SFAS 123R.  More than 80% or $55.4 million of the $66.7 million relates to periods through March 31, 2003 and 4% or $2.6 million of the non-

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

cash pre-tax expense relates to the fiscal year ended March 31, 2006. Separately, the restatement reflected an additional $1.7 million pre-tax charge ($1.1 million after-tax) related to recently identified insufficient payroll tax withholdings in fiscal 2005. Additional information regarding the restatement is available with the Company’s Amended Annual Report on Form 10-K/A for the period ending March 31, 2006.

The following table summarizes additional pre-tax stock-based compensation expense and related tax adjustments resulting from the review of our equity award practices for the three and nine months ended December 31, 2005 (in thousands):

	For the three months ended	For the nine months ended
	December 31, 2005	December 31, 2005

Net income, as previously reported	$67,945	$51,118

Additional compensation expense resulting from improper measurement dates for stock option grants (1)	174	2,286

Tax related effects	(85)	(547)

Total effect on net income	89	1,739

Net income, as restated	$67,856	$49,379

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

•                  the Consolidated Statements of Operations for the three and nine months ended December 31, 2005 (Unaudited).

•                  the Consolidated Statement of Cash Flows for the nine months ended December 31, 2005 (Unaudited).

•                  the pro forma information required by SFAS No. 123 for the three and nine months ended December 31, 2005 (Unaudited).

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

Consolidated Statement of Operations (Unaudited)

	For the three months ended December 31, 2005
(in thousands, except per share data)	As previously reported	Adjustments	As restated

Net revenues	$816,242	$—	$816,242

Costs and expenses:
Cost of sales – product costs	367,685	—	367,685
Cost of sales – software royalties and amortization	104,264	—	104,264
Cost of sales – intellectual property licenses	26,376	—	26,376
Product development	53,139	115	53,254
Sales and marketing	155,999	14	156,013
General and administrative	24,712	45	24,757

Total costs and expenses	732,175	174	732,349

Operating income	84,067	(174)	83,893

Investment income, net	9,162	—	9,162

Income before income tax provision	93,229	(174)	93,055

Income tax provision	25,284	(85)	25,199

Net income	$67,945	$(89)	$67,856

Basic earnings per share	$0.25	$—	$0.25

Weighted average common shares outstanding	274,965	—	274,965

Diluted earnings per share	$0.23	$—	$0.23

Weighted average common shares outstanding assuming dilution	298,752	(2,547)	296,205

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

Consolidated Statement of Operations (Unaudited)

	For the nine months ended December 31, 2005
(in thousands, except per share data)	As previously reported	Adjustments	As restated

Net revenues	$1,279,875	$—	$1,279,875

Costs and expenses:
Cost of sales – product costs	617,021	—	617,021
Cost of sales – software royalties and amortization	139,267	—	139,267
Cost of sales – intellectual property licenses	55,765	—	55,765
Product development	99,013	685	99,698
Sales and marketing	258,957	153	259,110
General and administrative	65,780	1,448	67,228

Total costs and expenses	1,235,803	2,286	1,238,089

Operating income	44,072	(2,286)	41,786

Investment income, net	22,840	—	22,840

Income before income tax provision	66,912	(2,286)	64,626

Income tax provision	15,794	(547)	15,247

Net income	$51,118	$(1,739)	$49,379

Basic earnings per share	$0.19	$(0.01)	$0.18

Weighted average common shares outstanding	272,089	—	272,089

Diluted earnings per share	$0.17	$—	$0.17

Weighted average common shares outstanding assuming dilution	295,963	(2,566)	293,397

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

Consolidated Statement of Cash Flows (Unaudited)

	For the nine months ended December 31, 2005
(in thousands)	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income	$51,118	$(1,739)	$49,379
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(10,819)	4,796	(6,023)
Realized gain on sale of short term investments	(4,295)	—	(4,295)
Depreciation and amortization	10,228	—	10,228
Amortization of capitalized software development costs and intellectual property licenses	168,351	—	168,351
Stock-based compensation expense	292	2,214	2,506
Tax benefit of stock options and warrants exercised	26,612	(5,343)	21,269

Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(305,305)	—	(305,305)
Inventories	(36,810)	—	(36,810)
Software development and intellectual property licenses	(162,793)	—	(162,793)
Other assets	321	—	321
Accounts payable	104,895	—	104,895
Accrued expenses and other liabilities	74,273	72	74,345

Net cash used in operating activities	(83,932)	—	(83,932)

Cash flows from investing activities:
Capital expenditures	(20,174)	—	(20,174)
Cash payments to effect business combinations, net of cash acquired	(7,081)	—	(7,081)
Increase in restricted cash	(7,500)	—	(7,500)
Purchases of short-term investments	(143,162)	—	(143,162)
Proceeds from sales and maturities of short-term investments	182,504	—	182,504

Net cash provided by investing activities	4,587	—	4,587

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	37,850	—	37,850

Net cash provided by financing activities	37,850	—	37,850

Effect of exchange rate changes on cash	(5,044)	—	(5,044)

Net decrease in cash and cash equivalents	(46,539)	—	(46,539)

Cash and cash equivalents at beginning of period	313,608	—	313,608
Cash and cash equivalents at end of period	$267,069	$—	$267,069

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock option plans under the fair value method of SFAS No. 123.  The impact of the restatements on the pro forma information is as follows (in thousands, except per share data):

	For the three months ended December 31, 2005
(in thousands, except per share data)	As previously reported	Adjustments	As restated
Net income, as reported	$67,945	$(89)	$67,856
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	72	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,841)	619	(4,222)

Pro forma net income	$63,104	$602	$63,706

Earnings per share

Basic – as reported	$0.25	$—	$0.25
Basic – pro forma	$0.23	$—	$0.23

Diluted – as reported	$0.23	$—	$0.23
Diluted – pro forma	$0.21	$0.01	$0.22

	For the nine months ended December 31, 2005
(in thousands, except per share data)	As previously reported	Adjustments	As restated
Net income, as reported	$51,118	$(1,739)	$49,379
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	1,695	1,695
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,517)	(671)	(12,188)

Pro forma net income	$39,601	$(715)	$38,886

Earnings per share

Basic – as reported	$0.19	$(0.01)	$0.18
Basic – pro forma	$0.15	$(0.01)	$0.14

Diluted – as reported	$0.17	$—	$0.17
Diluted – pro forma	$0.13	$—	$0.13

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

3.              Acquisitions

RedOctane, Inc.

On June 6, 2006, we completed our acquisition of 100% of RedOctane, Inc. (“RedOctane”) for an aggregate accounting purchase price of $99.9 million, including transaction costs, consisting of: $30.9 million in cash; 2,382,077 shares of Activision common stock valued at approximately $30.0 million based upon prevailing market prices which was issued on the closing date; and $39.0 million payable in Activision common stock within two years of the closing date, which is recorded in other liabilities. In addition, in the event the adjusted net income of the business over a certain period of time exceeds specified target levels by certain amounts, certain former shareholders of RedOctane will be entitled to an additional amount of up to $51.0 million payable in shares of Activision common stock. The contingent consideration will be recorded as an additional element of the purchase price if those contingencies are achieved. Based in Sunnyvale, California, RedOctane is a publisher, developer, and distributor of interactive entertainment software, hardware and accessories. RedOctane offers its interactive entertainment products in versions that operate on the Sony PlayStation 2 (“PS2”), the Microsoft Xbox (“Xbox”), and the personal computer (“PC”), and its leading product offering is Guitar Hero for the PS2. RedOctane also designs, manufactures, and markets high quality video game peripherals and accessories. This acquisition provides Activision with an early leadership position in music-based gaming, which we expect will be one of the fastest growing genres in the coming years.

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

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

Purchased Intangible Assets

The following table presents details of the purchased finite-lived intangible assets acquired in the RedOctane acquisition (in thousands):

	Estimated Useful
	Life
	(in years)	Amount
Finite-lived intangibles:
Trademark	1.3	$1,000
Other intangibles	0.6-1.6	15,700

Total finite-lived intangibles		$16,700

The following tables present details of our total purchased finite-lived intangible assets as of December 31, 2006 (in thousands):

	Gross	Accumulated Amortization	Net
Trademark	$1,000	$520	$480
Other intangibles	15,700	9,121	6,579

Total	$16,700	$9,641	$7,059

The estimated future amortization expense of purchased, finite-lived intangible assets as of December 31, 2006 is as follows (in thousands):

Fiscal year ending March 31,	Amount
2007 (remaining three months)	$2,061
2008	4,998
2009	—
2010	—
2011	—
Thereafter	—

Total	$7,059

4.              Cash, Cash Equivalents, and Short-Term Investments

Short-term investments generally consist of investments with maturities between three and thirty months. Investments with maturities beyond one year may be classified as short-term if they are liquid and represent the investment of cash that is available for current operations. All of our short-term investments are classified as available-for-sale and are carried at fair market value with unrealized appreciation (depreciation) reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment income, net.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

The following table summarizes our investments in securities as of December 31, 2006 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$257,084	$—	$—	$257,084
Money market instruments	96,605	—	—	96,605
Commercial paper	14,229	—	(8)	14,221

Cash and cash equivalents	367,918	—	(8)	367,910

Short-term investments:
U.S. agency issues	231,511	6	(1,579)	229,938
Corporate bonds	92,126	5	(216)	91,915
Commercial paper	44,257	—	(50)	44,207
Mortgage-backed securities	42,789	—	(322)	42,467
Asset-backed securities	11,289	3	(20)	11,272
Certificate of deposit	9,997	—	(6)	9,991
Restricted cash	7,500	—	—	7,500

Short-term investments	439,469	14	(2,193)	437,290

Cash, cash equivalents and short-term investments	$807,387	$14	$(2,201)	$805,200

The following table summarizes the contractual maturities of our investments in debt securities as of December 31, 2006 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$308,320	$307,005
Due after one year through two years	56,875	56,731
Due after two years through three years	4,022	4,014
Due in three years or more	12,906	12,531
	382,123	380,281
Asset and mortgage-backed securities	54,078	53,739
Certificate of deposit	9,997	9,991

Total	$446,198	$444,011

For the three and nine months ended December 31, 2006, there were no gross realized losses and gross realized gains of $1.8 million on the sale of short-term investments. For the three months ended December 31, 2005, there were no gross realized gains and $2,000 of gross realized losses on the sale or maturity of short-term investments. For the nine months ended December 31, 2005, there were $1.3 million of gross realized gains and $2,000 of gross realized losses on the sale or maturity of short-term investments.

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the fair value of investments in an unrealized loss position for which an other-than-

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

temporary impairment has not been recognized was $430.7 million and $672.4 million at December 31, 2006 and March 31, 2006, respectively, with related gross unrealized losses of $2.2 million and $5.5 million, respectively. At December 31, 2006, the gross unrealized losses were comprised mostly of unrealized losses on U.S. agency issues, corporate bonds, and mortgage-backed securities, with $1.8 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater. At March 31, 2006, the gross unrealized losses were comprised mostly of unrealized losses on U.S. agency issues, corporate bonds, and mortgage-backed securities with $3.9 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater.

Our investment portfolio consists of government and corporate securities with effective maturities of less than 30 months. The longer the term or holding period of the securities, the more susceptible they are to changes in market rates of interest, yields on bonds, and market price volatility.  Investments are reviewed periodically to identify possible impairment.  When evaluating the investments, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment.  We expect to realize the full value of all of these investments upon maturity or sale.

5.              Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Our inventories consist of the following (amounts in thousands):

	December 31, 2006	March 31, 2006
Finished goods	$81,652	$58,876
Purchased parts and components	4,028	2,607

	$85,680	$61,483

6.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended December 31, 2006 are as follows (amounts in thousands):

	Publishing	Distribution	Total
Balance as of March 31, 2006	$95,094	$5,352	$100,446
Goodwill acquired during the period	87,257	—	87,257
Adjustment to prior period purchase allocation	51	—	51
Effect of foreign currency exchange rates	(5)	649	644

Balance as of December 31, 2006	$182,397	$6,001	$188,398

Goodwill acquired during the period represents goodwill related to the acquisition of RedOctane of $87.0 million and goodwill related to the acquisition of a recently acquired South Korean publishing company of $253,000.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Nine Months ended December 31, 2006

(Unaudited)

7.              Income Taxes

The income tax provision of $40.0 million and $28.1 million for the three months and nine months ended December 31, 2006 reflects our effective income tax rate of 21.9%. This is lower than prior year as a result of improved profitability leading to utilization of net operating loss carry forwards and in turn a reduction in valuation allowances related to federal and state research and development tax credits, partially offset by the establishment of tax reserves. The significant items that generated the variance between our effective rate and our statutory rate of 35% were federal and state research and development tax credits and the impact of foreign tax rate differentials, offset by state taxes. The realization of deferred tax assets depends primarily on the generation of future taxable income. We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

The income tax expense of $25.2 million for the three months ended December 31, 2005 reflects our effective income tax rate for the quarter of 27.1%, which differs from our effective tax rate of 12.2% for the year ended March 31, 2006 primarily due to an increase in federal and state research and development credits for the full year ended March 31, 2006 over the amounts originally anticipated for the year.  The significant items that generated the variance between our effective rate and our federal statutory rate of 35% were research and development tax credits and the impact of foreign tax rate differentials, partially offset by state taxes.

8.              Software Development Costs and Intellectual Property Licenses

As of December 31, 2006, capitalized software development costs included $77.7 million of internally developed software costs and $24.1 million of payments made to third-party software developers. As of March 31, 2006, capitalized software development costs included $45.0 million of internally developed software costs and $15.6 million of payments made to third-party software developers. Capitalized intellectual property licenses were $93.4 million and $87.0 million as of December 31, 2006 and March 31, 2006, respectively. Amortization and write-offs of capitalized software development costs and intellectual property licenses were $79.2 million and $168.4 million for the nine months ended December 31, 2006 and 2005, respectively.

9.              Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine months ended December 31, 2006 and 2005 were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
		As restated		As restated
Net income	$142,820	$67,856	$100,209	$49,379

Other comprehensive income (loss):
Foreign currency translation adjustment	4,742	(937)	10,983	(6,925)
Unrealized appreciation (depreciation) on short-term investments	1,342	(1,432)	(8,693)	(2,172)

Other comprehensive income (loss)	6,084	(2,369)	2,290	(9,097)

Comprehensive income	$148,904	$65,487	$102,499	$40,282

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

Accumulated Other Comprehensive Income (Loss)

For the nine months ended December 31, 2006 the components of accumulated other comprehensive income were as follows (amounts in thousands):

		Unrealized	Accumulated
		Appreciation	Other
	Foreign	(Depreciation)	Comprehensive
	Currency	on Investments	Income

Balance, March 31, 2006	$9,013	$7,356	$16,369
Other comprehensive income (loss)	10,983	(8,693)	2,290

Balance, December 31, 2006	$19,996	$(1,337)	$18,659

Comprehensive income is presented net of taxes of $0.9 million related to unrealized depreciation on investments.  Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

10.       Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Interest income	$7,917	$6,299	$24,286	$18,743
Interest expense	(16)	(85)	(80)	(198)
Net realized gain on investments	1,823	2,948	1,825	4,295

Investment income, net	$9,724	$9,162	$26,031	$22,840

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

11.       Supplemental Cash Flow Information

Non-cash operating, investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Nine months ended December 31,
	2006	2005
Non-cash operating, investing and financing activities:
Subsidiaries acquired with common stock	$30,000	$2,793
Change in unrealized appreciation (depreciation) on short-term investments, net of taxes	(8,693)	2,172
Common stock payable related to acquisition	39,000	—
Capitalization of stock option expense, net of amortization	4,996	—
Adjustment - prior period purchase allocation	51	—

Supplemental cash flow information:
Cash paid for income taxes	$3,040	$4,469
Cash received for interest, net	23,691	16,956

12.       Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and peripherals and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with certain third-party publishers.  In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, Australia, Sweden, the Netherlands, Canada, South Korea, and Japan where products are sold on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly owned distribution subsidiaries.

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

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

Information on the reportable segments for the three and nine months ended December 31, 2006 and 2005 is as follows (amounts in thousands):

	Three months ended December 31, 2006
	Publishing	Distribution	Total

Total segment revenues	$649,797	$174,462	$824,259
Revenues from sales between segments	(43,937)	43,937	—

Revenues from external customers	$605,860	$218,399	$824,259

Operating income	$160,628	$12,492	$173,120

Total assets	$1,667,103	$224,367	$1,891,470

	Three months ended December 31, 2005
	Publishing	Distribution	Total
	As restated	As restated	As restated

Total segment revenues	$667,500	$148,742	$816,242
Revenues from sales between segments	(87,652)	87,652	—

Revenues from external customers	$579,848	$236,394	$816,242

Operating income	$65,534	$18,359	$83,893

Total assets	$1,392,523	$197,592	$1,590,115

	Nine months ended December 31, 2006
	Publishing	Distribution	Total

Total segment revenues	$909,963	$290,537	$1,200,500
Revenues from sales between segments	(63,288)	63,288	—

Revenues from external customers	$846,675	$353,825	$1,200,500

Operating income	$92,503	$9,758	$102,261

Total assets	$1,667,103	$224,367	$1,891,470

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

	Nine months ended December 31, 2005
	Publishing	Distribution	Total
	As restated	As restated	As restated

Total segment revenues	$1,028,458	$251,417	$1,279,875
Revenues from sales between segments	(124,530)	124,530	—

Revenues from external customers	$903,928	$375,947	$1,279,875

Operating income	$21,932	$19,854	$41,786

Total assets	$1,392,523	$197,592	$1,590,115

Geographic information for the three and nine months ended December 31, 2006 and 2005 is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005

North America	$463,388	$402,314	$637,251	$626,538
Europe	345,969	397,356	535,556	622,035
Other	14,902	16,572	27,693	31,302

Total	$824,259	$816,242	$1,200,500	$1,279,875

Revenues by platform were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005

Console	$647,585	$575,094	$884,035	$893,417
Hand-held	128,386	111,186	219,757	203,879
PC	48,288	129,962	96,708	182,579

Total	$824,259	$816,242	$1,200,500	$1,279,875

We had one customer that accounted for 21% and 22% of consolidated net revenues for the three and nine month periods ended December 31, 2006, respectively, and 29% of consolidated gross accounts receivable at December 31, 2006.  This customer was a customer of both our publishing and distribution businesses.  As of and for the three and nine months ended December 31, 2005, this same customer accounted for 21% and 22% of consolidated net revenues, respectively, and 25% of consolidated gross accounts receivable.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

13.       Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
		As restated		As restated

Numerator:
Numerator for basic and diluted earnings per share – income available to common shareholders	$142,820	$67,856	$100,209	$49,379

Denominator:
Denominator for basic earnings per share- weighted average common shares outstanding	282,512	274,965	280,499	272,089

Effect of dilutive securities:
Employee stock options and stock purchase plan	24,025	20,625	23,222	20,713
Warrants to purchase common stock	638	615	596	595

Potential dilutive common shares	24,663	21,240	23,818	21,308

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	307,175	296,205	304,317	293,397

Basic earnings per share	$0.51	$0.25	$0.36	$0.18

Diluted earnings per share	$0.46	$0.23	$0.33	$0.17

Options to purchase 6,686,899 shares of common stock at exercise prices ranging from $11.68 to $17.21 and options to purchase 9,610,059 shares of common stock at exercise prices ranging from $8.73 to $17.21 were outstanding for the three and nine months ended December 31, 2006, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

Options to purchase 1,655,812 shares of common stock at exercise prices ranging from $14.27 to $17.21 and options to purchase 632,103 shares of common stock at exercise prices ranging from $3.38 to $17.21 were outstanding for the three and nine months ended December 31, 2005, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

14.       Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft distribution subsidiary located in the UK (the “UK Facility”) and our NBG distribution subsidiary located in Germany (the “German Facility”).  As of December 31, 2006, the UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million (approximately $23.5 million) on a revolving basis (including the issuance of letters of credit on its behalf).  Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million (approximately $1.2 million) guarantee for the benefit of our CD Contact distribution subsidiary as of December 31, 2006.  The UK Facility bore interest at LIBOR plus 2.0% as of December 31, 2006, is collateralized by substantially all of the assets of the subsidiary and expires in January 2007.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of December 31, 2006, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of December 31, 2006.  As of December 31, 2006, the German Facility provided for revolving loans up to EUR 0.5 million (approximately $0.7 million) and bore interest at a Eurocurrency rate plus 2.5%.  The German Facility is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of December 31, 2006.

As of December 31, 2006, we maintained a $7.5 million irrevocable standby letter of credit so that we can qualify for certain payment terms on our purchases from one of our inventory manufacturers.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of that letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.  At December 31, 2006, the deposit in the amount of $7.5 million is included in short-term investments as restricted cash.  As of December 31, 2006, we had no borrowings outstanding against this letter of credit.

As of December 31, 2006, our publishing subsidiary located in the UK maintained a EUR 4.0 million (approximately $5.3 million) irrevocable standby letter of credit so that it can qualify for certain payment terms on purchases from one of our inventory manufacturers. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in August 2007.  As of December 31, 2006, we had no borrowing outstanding against this letter of credit.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements.  The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones.  Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of December 31, 2006, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility and	Developer
	Equipment Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2007 (remaining three months)	$3,456	$37,962	$25	$41,443
2008	14,069	29,340	40,468	83,877
2009	13,033	28,036	26,496	67,565
2010	11,997	29,586	100	41,683
2011	9,754	30,586	100	40,440
Thereafter	22,959	64,173	—	87,132
Total	$75,268	$219,683	$67,189	$362,140

Compensation Guarantee

In June 2005, we entered into an employment agreement with the President and Chief Executive Officer of Activision Publishing containing a guarantee related to total compensation.  The agreement guarantees that, if on May 15, 2010 his total compensation has not exceeded $20.0 million, we will make a payment for the amount of the shortfall.  The $20.0 million guarantee will be recognized as compensation expense over the term of the employment agreement comprising of salary payments, bonus payments, restricted stock expense, stock option expense, and an accrual for any anticipated remaining portion of the guarantee.  The remaining portion of the guarantee is accrued over the term of the agreement in “Other liabilities” and will remain accrued until the end of the employment agreement, at which point it will be used to make a payment for any shortfall or reclassified into shareholders’ equity.

Legal Proceedings

The following describes the material legal proceedings, examinations and other matters in which the Company and its subsidiaries are involved that: (1) were pending as of December 31, 2006; (2) were terminated during the period from December 31, 2006 through June 7, 2007; or (3) are pending as of June 7, 2007. Thus, the description of a matter may include developments that occurred since December 31, 2006, as well as those that occurred during 2006. The matters include legal proceedings relating to the restatement of our consolidated financial statements, such as class action securities lawsuits, shareholder derivative actions and governmental proceedings.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

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

On July 27, 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical stock option grant practices.  In early June 2007, the SEC informed us that the SEC has issued a formal order of non-public investigation, which allows the SEC, among other things, to subpoena witnesses and require the production of documents.  The Company is cooperating with the SEC’s investigation, and representatives of the Special Subcommittee and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and on February 28, 2007 to brief the SEC staff on the Special Subcommittee’s findings and recommendations following the substantial completion of the Special Subcommittee’s investigation.  A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC.  At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

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

15.       Stock Compensation and Employee Benefit Plans

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock awards granted under various plans, the majority of which are stockholder approved.  Stock options are generally time-based, vesting on each annual anniversary of the grant date over periods of three to five years and expire ten years from the grant date, with some options containing performance clauses which would accelerate the vesting into earlier annual periods.  Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. Shares issued as a

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

result of stock option exercises and our ESPP are generally issued as new stock issuances. As of December 31, 2006, we had approximately 14.5 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

Stock Incentive Plans

We sponsor several stock option plans for the benefit of officers, employees, consultants, and others.

On February 28, 1992, the shareholders of Activision approved the Activision 1991 Stock Option and Stock Award Plan, as amended, (the “1991 Plan”) which permits the granting of “Awards” in the form of non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights (“SARs”), restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others.  The total number of shares of common stock available for distribution under the 1991 Plan is 45,400,000.  The 1991 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were no shares remaining available for grant under the 1991 Plan as of December 31, 2006.

On September 23, 1998, the shareholders of Activision approved the Activision 1998 Incentive Plan, as amended (the “1998 Plan”).  The 1998 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others.  The total number of shares of common stock available for distribution under the 1998 Plan is 18,000,000.  The 1998 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 50,000 shares remaining available for grant under the 1998 Plan as of December 31, 2006.

On April 26, 1999, the Board of Directors approved the Activision 1999 Incentive Plan, as amended (the “1999 Plan”).  The 1999 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to directors, officers, employees, consultants, and others.  The total number of shares of common stock available for distribution under the 1999 Plan is 30,000,000.  The 1999 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 39,400 shares remaining available for grant under the 1999 Plan as of December 31, 2006.

On August 23, 2001, the shareholders of Activision approved the Activision 2001 Incentive Plan, as amended (the “2001 Plan”).  The 2001 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others.  The total number of shares of common stock available for distribution under the 2001 Plan is 9,000,000.  The 2001 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 562,300 shares remaining available for grant under the 2001 Plan as of December 31, 2006.

On April 4, 2002, the Board of Directors approved the Activision 2002 Incentive Plan (the “2002 Plan”).  The 2002 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to officers (other than executive officers), employees, consultants, advisors, and others.  The 2002 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2002 Plan is 17,400,000.  There were approximately 274,400 shares remaining available for grant under the 2002 Plan as of December 31, 2006.

On September 19, 2002, the shareholders of Activision approved the Activision 2002 Executive Incentive Plan (the “2002 Executive Plan”).  The 2002 Executive Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to officers, employees, directors, consultants, and advisors.  The total number

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

of shares of common stock available for distribution under the 2002 Executive Plan is 10,000,000.  The 2002 Executive Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  There were approximately 488,700 shares remaining available for grant under the 2002 Executive Plan as of December 31, 2006.

On December 16, 2002, the Board of Directors approved the Activision 2002 Studio Employee Retention Incentive Plan, as amended (the “2002 Studio Plan”).  The 2002 Studio Plan permits the granting of “Awards” in the form of non-qualified stock options and restricted stock awards to key studio employees (other than executive officers) of Activision, its subsidiaries and affiliates, and to contractors and others.  The 2002 Studio Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2002 Studio Plan is 6,000,000.  There were approximately 4,200 shares remaining available for grant under the 2002 Studio Plan as of December 31, 2006.

On April 29, 2003, our Board of Directors approved the Activision 2003 Incentive Plan (the “2003 Plan”).  On September 15, 2005, the shareholders of Activision approved the 2003 Plan.  The 2003 Plan permits the granting of “Awards” in the form of non-qualified stock options, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others.  The 2003 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares.  The total number of shares of common stock available for distribution under the 2003 Plan is 24,000,000.  There were approximately 8,756,700 shares remaining available for grant under the 2003 Plan as of December 31, 2006.

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

Other Employee Stock Options

In connection with prior employment agreements between Activision and Robert A. Kotick, Activision’s Chairman and Chief Executive Officer, and Brian G. Kelly, Activision’s Co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase common stock.  The Board of Directors approved the granting of these options.  Relating to such grants, as of December 31, 2006, approximately 8,304,800 options were outstanding with a weighted average exercise price of $1.74.

We additionally have approximately 9,500 options outstanding to employees as of December 31, 2006, with a weighted average exercise price of $3.48.  The Board of Directors approved the granting of these options.  Such options have terms similar to those options granted under the Plans.

Employee Stock Purchase Plan

On April 11, 2005, the Board of Directors approved the 2002 Employee Stock Purchase Plan and on February 11, 2003 the Board approved the 2002 Employee Stock Purchase Plan for International Employees (together, the “2002 Employee Stock Purchase Plan”).  Under the 2002 Employee Stock Purchase Plan, up to an aggregate of 4,000,000 shares of our common stock may be purchased by eligible employees during two six-month offering periods that commence each April 1 and October 1 (the

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

“Offering Period”).  Common stock is purchased by the Amended 2002 Purchase Plans participants at a price per share generally equal to 85% of the lower of the fair market value of the common stock on the first day of the Offering Period and the fair market value of the common stock on the purchase date (the last day of the Offering Period).  Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period and are limited to a maximum of $10,000 in value for any two purchases within the same calendar year.  On September 30, 2006, the most recent purchase date, employees purchased 178,638 shares of our common stock at a purchase price of $11.7215 per share.

Non-Employee Warrants

In prior years, we have granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property.  The warrants generally vest upon grant and are exercisable over the term of the warrant.  The exercise price of third-party warrants is generally greater than or equal to their fair market value of our common stock at the date of grant.  No third-party warrants were granted during the quarters ended December 31, 2006 and 2005.  As of December 31, 2006 and 2005, third-party warrants to purchase 936,000 shares of common stock were outstanding with a weighted average exercise price of $4.54 per share.

In accordance with EITF 96-18, we measure the fair value of the securities on the measurement date.  The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized.  Additionally, as more fully described in Note 1, the recoverability of capitalized software development costs and intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense.  In connection with the evaluation of capitalized software development costs and intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense.  For the quarter ended December 31, 2006 and 2005, there was no amortization related to third-party warrants and no remaining unamortized expense.

Employee Retirement Plan

We have a retirement plan covering substantially all of our eligible employees.  The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code.  Under the plan, employees may defer up to the lesser of 92% of their pre-tax salary and the maximum amount allowed by law.  We contribute an amount equal to 20% of each dollar contributed by a participant.  Our matching contributions to the plan were approximately $293,600 and $1,037,800 during the three and nine months ended December 31, 2006, respectively.  Our matching contributions to the plan were approximately $342,400 and $918,400 during the three and nine months ended December 31, 2005, respectively.

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee.  Additionally, in October 2005 we issued the rights to 96,712 shares of restricted stock to an employee.  These shares vest over a five-year period and remain subject to forfeiture if vesting conditions are not met.  In accordance with APB 25, we recognize unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant.  The fair value of these shares when issued was approximately $12.84 and $15.51 per share, respectively, and resulted in a total increase in “Additional paid-in capital” and “Unearned compensation” of $2.0 million and $1.5 million on the respective balance sheets at the times of grant.  Prior to the adoption of SFAS 123R, we reduced unearned compensation and recognized compensation expense over the vesting periods.  Upon adoption of SFAS 123R, unearned compensation was reclassified against additional paid in capital and we will increase additional paid in capital and recognize compensation expense over the respective remaining vesting periods.  Additionally, in the third quarter of fiscal 2007 we issued the rights to an aggregate of 81,000 shares of restricted stock to various employees.  These shares vest over two and three year periods (with some subject to vesting

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

acceleration clauses if the holder achieves certain performance objectives) and remain subject to forfeiture if vesting conditions are not met.  In accordance with SFAS 123R we will recognize compensation expense and increase additional paid in capital related to these restricted stock shares over the requisite service period.  For the three and nine months ended December 31, 2006, we recorded expenses related to these shares of approximately $292,000 and $642,000, respectively, which was included as a component of share-based compensation expense within “General and administrative” on the accompanying Consolidated Statements of Operations.  Since the issuance dates, we have recognized $1.1 million of the $4.8 million total fair value, with the remainder to be recognized over a weighted-average period of 3.12 years.

On April 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  Stock-based compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006 was based on the grant-date fair value, estimated in accordance with the provisions of SFAS 123R.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the ESPP included in our Consolidated Statements of Operations for the three and nine months ended December 31, 2006 (in thousands) in accordance with SFAS 123R:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Cost of sales - software royalties and amortization	$1,836	$1,872
Product development	1,394	4,064
Sales and marketing	1,559	3,488
General and administrative	2,904	9,009

Stock-based compensation expense before income taxes	7,693	18,433
Income tax benefit	(3,008)	(7,207)

Total stock-based compensation expense after income taxes	$4,685	$11,226

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

Additionally, stock option expenses are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” as discussed in Note 1.  For the three months ended December 31, 2006 stock-based compensation costs in the amount of $2.3 million were capitalized and $1.8 million of capitalized stock-based compensation costs were amortized.  The following table summarizes stock option expense included in our Consolidated Balance Sheets as a component of software development (in thousands):

Software Development
Balance, March 31, 2006	$—
Stock based compensation expense capitalized during period	6,868
Amortization of capitalized stock-based compensation expense	(1,872)
Balance, December 31, 2006	$4,996

Net cash proceeds from the exercise of stock options were $7.0 million and $19.0 million for the three and nine months ended December 31, 2006, respectively.  Net cash proceeds from the exercise of stock options were $10.5 million and $37.9 million for the three and nine months ended December 31, 2005, respectively. Income tax benefit from stock option exercises was $5.5 million and $11.4 million for the three and nine months ended December 31, 2006, respectively.  Income tax benefit from stock option exercises was $9.7 million and $21.3 million for the three and nine months ended December 31, 2005, respectively.  In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

The following table illustrates the effect on net income after tax and net earnings per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine months ended December 31, 2005 (in thousands, except per share amounts):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
	As restated	As restated
Net income, as reported	$67,856	$49,379
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	72	1,695
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,222)	(12,188)

Pro forma net income	$63,706	$38,886

Earnings per share

Basic - as reported	$0.25	$0.18
Basic - pro forma	$0.23	$0.14

Diluted - as reported	$0.23	$0.17
Diluted - pro forma	$0.22	$0.13

In addition, included in net income, as reported, is $175,000 and $292,000 for the three and nine months ended December 31, 2005, respectively, related to amortization of unearned compensation related to restricted stock.

As of April 1, 2005, the Company began estimating the value of employee stock options on the date of grant using a binomial-lattice model. Prior to April 1, 2005 the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

Our employee stock options have features that differentiate them from exchange-traded options.  These features include lack of transferability, early exercise, vesting restrictions, pre- and post-vesting termination provisions, blackout dates, and time-varying inputs.  In addition, some of the options have non-traditional features, such as accelerated vesting upon the satisfaction of certain performance conditions, that must be reflected in the valuation.  A binomial-lattice model was selected because it is better able to explicitly address these features than closed-form models such as the Black-Scholes model, and is able to reflect expected future changes in model inputs, including changes in volatility, during the option’s contractual term.

Consistent with SFAS 123R, we have attempted to reflect expected future changes in model inputs during the option’s contractual term.  The inputs required by our binomial-lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior.   Statistical methods were used to estimate employee type specific termination rates.  These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

termination behavior.  Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior.  ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period.  These probabilities are then used to estimate ETTE.  The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.  The weighted-average estimated value of employee stock options granted during the three months ended December 31, 2006 and 2005 was $7.44 and $6.38 per share, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Employee and Director Options and Warrants		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Expected term (in years)	5.76	4.97	0.5	0.5
Risk-free interest rate	4.70%	4.64%	4.74%	4.08%
Volatility	53.10%	49.02%	44.34%	43.02%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$7.44	$6.38 (1)	$3.89	$4.04

	Nine Months Ended		Nine Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Expected term (in years)	4.80	4.79	0.5	0.5
Risk-free interest rate	5.00%	4.63%	4.74%	4.08%
Volatility	54.19%	46.96%	44.34%	43.02%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$5.68	$5.06 (1)	$3.89	$4.04

(1) As restated.

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS 123R and SAB 107.  These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility.  Based on these methods, for options granted during the quarter ended December 31, 2006, the expected stock price volatility ranged from 44.20% to 56.10%, with a weighted average volatility of 53.10% for options granted during the quarter ended December 31, 2006.  For options granted during the three months ended December 31, 2005, the expected stock price volatility ranged from 37% to 64%, with a weighted average volatility of 49%.

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
For the Three and Nine Months ended December 31, 2006
(Unaudited)

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

Stock option activity for the nine months ended December 31, 2006 is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	48,337	$6.20

Granted	5,796	13.57

Exercised	(3,353)	5.03

Forfeiture	(1,650)	8.21

Outstanding at December 31, 2006	49,130	$7.08	6.18	$497,692

Exercisable at December 31, 2006	30,402	$4.45	4.85	$368,064

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our third quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006.  This amount changes based on the fair market value of our stock. Total intrinsic value of options actually exercised was $15.3 million and $32.0 million for the three and nine months ended December 31, 2006, respectively.

As of December 31, 2006, $38.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.64 years.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

The following table summarizes information about all employee and director stock options outstanding as of December 31, 2006 (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Shares	Remaining Wtd. Avg. Contractual Life (in years)	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price

Range of exercise prices:
$1.00 to $1.08	665	3.36	$1.05	665	$1.05
$1.72 to $1.75	8,202	2.22	1.75	8,202	1.75
$1.76 to $3.52	5,357	5.33	3.34	4,699	3.34
$3.54 to $5.00	5,712	5.99	4.04	5,099	4.07
$5.08 to $5.74	4,959	5.61	5.72	4,292	5.72
$5.79 to $7.73	6,607	6.21	7.12	5,800	7.09
$7.75 to $11.10	5,535	7.86	9.78	861	8.80
$11.15 to $13.08	4,930	8.57	12.31	476	12.02
$13.13 to $14.33	4,935	9.25	13.65	61	13.90
$14.37 to $17.21	2,228	9.08	15.36	247	15.49
	49,130	6.18	$7.08	30,402	$4.45

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

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Months ended December 31, 2006
(Unaudited)

permits either the “amortization method” or the “fair value measurement method,” as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective in the first fiscal year that begins after September 15, 2006.  We do not expect that the adoption of SFAS No. 156 will have a material effect on our financial position or results of operations.

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

On September 29, 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”).  This new standard aims to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans.  SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur.  We do not expect that the adoption of SFAS No. 158 will have an effect on our financial position or results of operations as we do not maintain any single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans.

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

The following table summarizes additional pre-tax stock-based compensation expense and related tax adjustments resulting from the review of our equity award practices for the three and nine months ended December 31, 2005:

	For the three months ended	For the nine months ended
(in thousands)	December 31, 2005	December 31, 2005

Net income, as previously reported	$67,945	$51,118

Additional compensation expense resulting from improper measurement dates for stock option grants (1)	174	2,286

Tax related effects	(85)	(547)

Total effect on net income	89	1,739

Net income, as restated	$67,856	$49,379

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

Overview

Our Business

We are a leading international publisher of interactive entertainment software products.  We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that are used on a variety of game hardware platforms and operating systems.  We have created, licensed, and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our fiscal 2007 product portfolio includes titles such as Over the Hedge, X-Men: The Official Game, Marvel: Ultimate Alliance, Tony Hawk’s Project 8, Tony Hawk’s Downhill Jam, Call of Duty 3, and Guitar Hero 2.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy.  Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers.  We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), the Sony PlayStation 3 (“PS3”), the Nintendo GameCube (“GameCube”), the Nintendo Wii (“Wii”), the Microsoft Xbox (“Xbox”), and the Microsoft Xbox360 (“Xbox360”) console systems, the Nintendo Game Boy Advance (“GBA”), the Nintendo Dual Screen (“NDS”), and the Sony PlayStation Portable (“PSP”) hand-held devices, and the personal computer (“PC”).  The installed base for the current generation of hardware platforms is significant and the fiscal 2006 release of the Xbox360 and the fiscal 2007 third quarter releases of the PS3, in Japan and North America, and the Wii will further expand the software market.  During the third quarter of fiscal 2007, we had a successful and significant presence at the launches of the PS3 and the Wii with three launch titles for the PS3, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Project 8, and five launch titles for the Wii, Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Fishing, and Tony Hawk’s Downhill Jam.  Our plan is to continue to build on our significant launch presence on the PS3, Wii, and Xbox360 (“the next-generation platforms”) by continuing to expand the number of titles released on the next generation platforms while continuing to market to current-generation platforms as long as economically attractive given their large installed base.

Our publishing business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third party publishers.  In North America, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, the Netherlands, Australia, Scandinavia, Canada, South Korea, and Japan.  Our products are sold internationally on a direct-to-retail basis, through third party distribution and licensing arrangements, and through our wholly owned European distribution subsidiaries.  Our distribution business consists of operations located in the UK, the Netherlands, and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Our profitability is directly affected by the mix of revenues from our publishing and distribution businesses.  Operating margins realized from our publishing business are typically substantially higher than margins realized from our distribution business.  Operating margins in our publishing business are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact our operating margin. Operating margins in our distribution business are affected by the mix of hardware and software sales, with software typically producing higher margins than hardware.

Our Focus

With respect to future game development, we will continue to focus on our “big propositions,” products that are backed by strong brands and high quality development, for which we will provide significant marketing support.

Our fiscal 2007 releases have included well-established brands, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases.  For example, we have a long-term relationship with Marvel Entertainment, Inc. through an exclusive licensing agreement for the Spider-Man and X-Men franchises through 2017.  This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book franchises Spider-Man and X-Men.  Through December 31, 2006, games based on the Spider-Man and X-Men franchises have generated approximately $850 million in net revenues worldwide.  Under this agreement, in the first quarter of fiscal 2007 we released the video game, X-Men: The Official Game, coinciding with the theatrical release of “X-Men: The Last Stand.”  In the third quarter of fiscal 2007, we released Marvel: Ultimate Alliance across multiple platforms and Spider-Man: Battle for New York on the NDS and GBA.  In addition, through our licensing agreement with Spider-Man Merchandising, LP, we developed and published video games based on Columbia Pictures/Marvel Entertainment, Inc.’s feature film “Spider-Man 3,” which released in May 2007.   We also have an agreement with Spider-Man Merchandising, LP for the exclusive worldwide publishing rights to publish entertainment software products based on subsequent Spider-Man movie sequels or new television series through 2017.

We also have an exclusive licensing agreement with professional skateboarder Tony Hawk.  The agreement grants us exclusive rights to develop and publish video games through 2015 using Tony Hawk’s name and likeness.  Through December 31, 2006, we have released nine successful titles in the Tony Hawk franchise with cumulative net revenues of $1.2 billion, including the two fiscal 2007 third quarter releases, Tony Hawk’s Project 8, which was released on the PSP, Xbox360, PS2, and PS3, and Tony Hawk’s Downhill Jam which was released on the Wii, NDS, and GBA.  According to the NPD Group, which is a provider of consumer and retail market research information for a wide range of industries, for the eighth consecutive year the Tony Hawk franchise had a top 10 best-selling game in the U.S. for the month of December.  We will continue to build on the highly successful Tony Hawk franchise with future releases currently in development for multiple platforms.

We continue to develop a number of original intellectual properties internally.  For example, in the third quarter of fiscal 2007 we released Call of Duty 3 on the PS2, PS3, Xbox, Xbox360, and the Wii.  According to the NPD Group, Call of Duty 3 was the #3 best-selling console game in the U.S. Call of Duty 3 was the sixth release based upon this original intellectual property following two PC exclusive titles, Call of Duty and Call of Duty: United Offensive, as well as multi-platform releases of Call of Duty: Finest Hour, Call of Duty: Big Red One, and Call of Duty 2.  We expect to continue to develop a variety of games on multiple platforms based on this original intellectual property as well as continue to invest in developing other original intellectual properties.

We have continued our focus on establishing and maintaining relationships with talented and experienced software development and publishing teams.  In June 2006, we acquired RedOctane, Inc. (“RedOctane”), the publisher of the popular Guitar Hero franchise.  In the third quarter of fiscal 2007 we released Guitar Hero 2 on the PS2, which according to the NPD Group was the #1 game in dollars for the U.S. for the month of December and the #2 game overall for the third quarter of fiscal 2007.  We are also currently developing Guitar Hero 2 for the Xbox360 and plan on continuing to build on this franchise by investing in future development of Guitar Hero titles across a variety of platforms.  We also have development agreements with other top-level, third-party developers such as id Software, Inc., Edge of Reality, Ltd., Splash Damage, Ltd., and Traveller’s Tales.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises.  For example, we have a multi-year, multi-property, publishing agreement with DreamWorks LLC that grants us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, “Over the Hedge,” which was released in the first quarter of fiscal 2007, and all of their respective sequels.  In addition, our multi-year agreement with DreamWorks Animation SKG also grants us the exclusive video game rights to four upcoming feature films, as well as potential future films in the “Shrek” franchise beyond the “Shrek the Third.”

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

We also continue to build on our portfolio of licensed intellectual property.  In February 2006, we signed an agreement with Hasbro Properties Group granting us the global rights (excluding Japan) to develop console, hand-held, and PC games based on Hasbro’s “Transformers” brand.  We anticipate releasing the first game concurrently with the July 2007 movie release of the live action “Transformers” film from DreamWorks Pictures and Paramount Pictures.  In April 2006, we signed an agreement with MGM Interactive and EON Productions Ltd. granting us the rights to develop and publish interactive entertainment games based on the James Bond license through 2014.  In May 2006, we signed a multi-year agreement with Mattel, Inc. which grants us the exclusive worldwide distribution rights to new video games on all platforms based on Mattel, Inc.’s Barbie brand.  In the third quarter of fiscal 2006, we distributed six Barbie titles: Barbie in the 12 Dancing Princesses, The Barbie Diaries: High School Mystery, Barbie Fashion Show, Barbie Horse Adventures: Mystery Ride, Barbie and the Magic of Pegasus, and Barbie as the Princess and the Pauper. In September 2006, we entered into a distribution agreement with MTV Networks Kids and Family Group’s Nickelodeon, a division of Viacom Inc., to be the exclusive distributor of three new Nick Jr. PC CD-ROM titles, published by Nickelodeon and based on the top preschool series on commercial television, Dora The Explorer, The Backyardigans, and Go, Diego, Go!.

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

Revenue Recognition.  We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  Certain products are sold to customers with a street date (the date that products are made widely available for sale by retailers).  For these products we recognize revenue no earlier than the street date.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies.  Per copy royalties on sales that exceed the guarantee are recognized as earned.  With respect to online transactions, such as electronic downloads of titles or product add-ons, revenue is recognized when the fee is paid by the on-line customer to purchase on-line content and we are notified by the online retailer that the product has been downloaded.  In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.  Revenue recognition also determines the timing of certain expenses, including cost of sales — intellectual property licenses and cost of sales — software royalties and amortization.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, and consistent delivery to us of inventory and sell-through reports.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.  Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Based upon historical experience we believe our estimates are reasonable.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.  For example, a 1% change in our December 31, 2006 allowance for returns and price protection would impact net revenues by $1.1 million.

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

Stock-based Compensation Expense.  On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended December 31, 2006 was $7.7 million and $18.4 million, respectively.  Stock-based compensation expense under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) related to employee stock options, restricted stock, and employee stock purchases recognized during the three and nine months ended December 31, 2005 was $322,000 and $2.5 million, respectively. See Note 15 to the Consolidated Financial Statements for additional information.

As of April 1, 2005, the Company began estimating the value of employee stock options on the date of grant using a binomial-lattice model. Prior to April 1, 2005 the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro-forma financial information in accordance with SFAS 123.  The fair value of a share-based payment as of the grant date estimated by an option pricing model depends upon our future stock price and assumptions concerning expected volatility, risk-free interest rate, and risk-adjusted stock return, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior.  Statistical methods were used to estimate employee type specific termination rates.  These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior.  Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior.  ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period.  These probabilities were then used to estimate ETTE.  The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.  The weighted-average estimated value of employee stock options granted during the three and nine months ended December 31, 2006 was $7.44 and $5.68 per share using the binomial-lattice model with the following weighted-average assumptions:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Expected volatility	53.10%	54.19%
Risk-free interest rate	4.70%	5.00%
Expected dividends	—	—

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS 123R and Staff Accounting Bulletin No. 107.  These methods included the implied volatility method, which uses the market price of traded options to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility.  Based on these methods, for options granted during the three months ended December 31, 2006, the expected stock price volatility ranged from 44.20% to 56.10%, with a weighted average volatility of 53.10%.  For options granted during the three months ended December 31, 2005, the expected stock price volatility ranged from 37% to 64%, with a weighted average volatility of 49%.

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

The following table sets forth certain Consolidated Statements of Operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income by business segment as a percentage of segment net revenues (amounts in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2006		2005		2006		2005
			As restated	As restated			As restated	As restated

Net revenues	$824,259	100%	$816,242	100%	$1,200,500	100%	$1,279,875	100%

Costs and expenses:
Cost of sales — product costs	382,165	46	367,685	45	618,162	52	617,021	48
Cost of sales — software royalties and amortization	77,449	9	104,264	13	106,058	9	139,267	11
Cost of sales — intellectual property licenses	23,566	3	26,376	3	37,838	3	55,765	5
Product development	37,162	5	53,254	7	88,395	7	99,698	8
Sales and marketing	87,410	11	156,013	19	156,139	13	259,110	20
General and administrative	43,387	5	24,757	3	91,647	8	67,228	5

Total costs and expenses	651,139	79	732,349	90	1,098,239	92	1,238,089	97

Operating income	173,120	21	83,893	10	102,261	8	41,786	3

Investment income, net	9,724	1	9,162	1	26,031	2	22,840	2

Income before income tax provision	182,844	22	93,055	11	128,292	10	64,626	5

Income tax provision	40,024	5	25,199	3	28,083	2	15,247	1

Net income	$142,820	17%	$67,856	8%	$100,209	8%	$49,379	4%

Net Revenues by Territory:
North America	$463,388	56%	$402,314	49%	$637,251	53%	$626,538	49%
Europe	345,969	42	397,356	49	535,556	45	622,035	49
Other	14,902	2	16,572	2	27,693	2	31,302	2

Total net revenues	$824,259	100%	$816,242	100%	$1,200,500	100%	$1,279,875	100%

Net Revenues by Segment/Platform Mix Publishing:
Console	$545,070	66%	$479,686	59%	$719,395	60%	$730,073	57%
Hand-held	71,339	9	74,032	9	121,125	10	143,650	11
PC	33,388	4	113,782	14	69,443	6	154,735	12
Total publishing net revenues	649,797	79	667,500	82	909,963	76	1,028,458	80

Distribution:
Console	102,515	12	95,408	12	164,640	14	163,344	13
Hand-held	57,047	7	37,154	4	98,632	8	60,229	5
PC	14,900	2	16,180	2	27,265	2	27,844	2

Total distribution net revenues	174,462	21	148,742	18	290,537	24	251,417	20

Total net revenues	$824,259	100%	$816,242	100%	$1,200,500	100%	$1,279,875	100%

Operating Income by Segment and as a percentage of segment net revenues:
Publishing	$160,628	25%	$65,534	10%	$92,503	10%	$21,932	2%
Distribution	12,492	7	18,359	12	9,758	3	19,854	8

Total operating income	$173,120	21%	$83,893	10%	$102,261	8%	$41,786	3%

Results of Operations — Three and Nine Months Ended December 31, 2006 and 2005

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS3, PS2, Xbox360, Xbox, Wii, and GameCube), PCs, and hand-held game devices (such as the GBA, NDS, and PSP).  We also derive revenue from our distribution business in Europe, which provides logistical and sales services to third-party publishers of interactive entertainment software, to our own publishing operations, and to third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31,		Increase/	Percent
	2006	2005	(Decrease)	Change
Publishing Net Revenues
North America	$463,388	$402,314	$61,074	15%
Europe	171,507	248,614	(77,107)	(31)%
Asia-Pacific	14,902	16,572	(1,670)	(10)%
Total international	186,409	265,186	(78,777)	(30)%
Total publishing net revenues	649,797	667,500	(17,703)	(3)%
Distribution net revenues	174,462	148,742	25,720	17%
Consolidated net revenues	$824,259	$816,242	$8,017	1%

Consolidated net revenues increased 1% from $816.2 million for the three months ended December 31, 2005 to $824.3 million for the three months ended December 31, 2006.  This increase was primarily the result of the following:

•                  Strong performance of our North American publishing business led to an increase of 15% in North American publishing net revenues.  Our fiscal 2007 third quarter benefited from additional net revenues of $73.5 million associated with the releases of launch titles for the PS3 and the Wii next generation console platforms, while experiencing only a small corresponding combined decrease of $11.4 million on the respective current generation console platforms, the PS2 and the GameCube.  In addition, in the third quarter of fiscal 2007, we released a focused but very high quality slate of titles, which helped to spur consumer demand for our new releases.  In North America, net revenues were impacted by strong performances from the new releases of Call of Duty 3, Guitar Hero 2, Tony Hawk’s Project 8, Marvel: Ultimate Alliance, and the addition of the Barbie franchise.  According to the NPD Group, Guitar Hero 2 was the #1 game in dollars for the U.S. for the month of December 2006 and the #2 game overall for the third quarter of fiscal 2007, and Call of Duty 3 was the #3 best-selling console game in the U.S. for the third quarter of fiscal 2007.

•                  An increase in net revenues from our distribution business resulting from a stronger release schedule for certain third-party publishers, increased hardware sales due to strong sales of NDS, PSP and Xbox360 hardware platforms, and the addition of a significant new customer in the second quarter of fiscal 2007.

•                  A year over year strengthening of the Great Britain Pound (“GBP”), Euro (“EUR”), and Australian Dollar (“AUD”) in relation to the United States Dollar (“USD”).  Foreign exchange rates increased reported net revenues by approximately $29.7 million for the three months ended December 31, 2006.   Excluding the impact of changing foreign currency rates, our consolidated net revenues decreased 3% year over year.

Partially offset by:

•                  Consistent with our ongoing plan to have a more focused slate of titles throughout fiscal 2007 due to the console transition we had fewer title releases in the third quarter of fiscal 2007.  In the third quarter of fiscal 2007, we had five major mainline releases: Call of Duty 3, Guitar Hero 2, Tony Hawk’s Project 8, Tony Hawk’s Downhill Jam, Marvel: Ultimate Alliance as well as additional platform specific and value titles.  In the third quarter of fiscal 2006, we had a significantly larger number of new releases with the following major releases: Tony Hawk’s American Wasteland, Call of Duty 2, Call of Duty 2: Big Red One, GUN, True Crime: New York City, Quake 4, Shrek SuperSlam, The Movies, the PSP release of X-Men Legends II, and, in our international territories, Ultimate Spider-Man, and X-Men Legends II.

•                  A decrease in publishing net revenues from our European publishing operations.  Our European publishing operations had a stronger third quarter fiscal 2006 base period than North America publishing due to the strength of our European affiliate business in that period as well as the third quarter fiscal 2006 European releases of Ultimate Spider-Man and X-Men Legends, which were released in North America in the second quarter of fiscal 2006.  Additionally our European publishing operations did not benefit from the release of the PS3, which was only released in Japan and North America.  As a result of the delayed release of the PS3 in Europe, we also delayed our European releases of all PS3 titles as well as certain PSP titles.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the nine months ended December 31, 2006 and 2005 (in thousands):

	Nine Months Ended December 31,		Increase/	Percent
	2006	2005	(Decrease)	Change
Publishing Net Revenues
North America	$637,251	$626,538	$10,713	2%
Europe	245,019	370,618	(125,599)	(34)%
Other	27,693	31,302	(3,609)	(12)%
Total international	272,712	401,920	(129,208)	(32)%
Total publishing net revenues	909,963	1,028,458	(118,495)	(12)%
Distribution net revenues	290,537	251,417	39,120	16%
Consolidated net revenues	$1,200,500	$1,279,875	$(79,375)	(6)%

Consolidated net revenues decreased 6% from $1,279.9 million for the nine months ended December 31, 2005 to $1,200.5 million for the nine months ended December 31, 2006.  The decrease was due to the following:

•                  A decrease of $129.2 million in net revenues for our international publishing operations.  Our international publishing operations did not benefit from additional net revenues from the release of the PS3, which was only released in Japan and North America, and as a result was not able to fully compensate for the more focused slate in fiscal 2007.  Additionally, in Europe, our net revenues were impacted by a decline in affiliate business due to the number of affiliate releases.  Prior year European net revenues for the nine months ended December 31, 2005 were largely impacted by the affiliate releases of LucasArts’ Star Wars: Episode III Revenge of the Sith and LucasArts’ Star Wars Battlefront II.  Although we experienced strong performance from the one major affiliate label release - LucasArts’ Lego Star Wars II: The Original Trilogy, the base period, with two major affiliate label releases, was stronger.

Partially offset by:

•                  An increase in net revenues from our distribution business resulting from a stronger release schedule for certain third-party publishers in the first nine months of fiscal 2007, increased hardware sales due to continued sales of NDS, PSP, and Xbox360 hardware platforms, and the addition of a significant new customer in the second quarter of fiscal 2007.

•                  Strong performance of our North America publishing business led by strong consumer demand for our fiscal third quarter 2007 title releases and the benefit of additional revenues of $73.5 million associated with the releases of the PS3 and the Wii with only a small corresponding combined decrease of $11.4 million on the respective current generation console platforms, the PS2 and the GameCube.

•                  A year over year strengthening of the EUR, AUD, and GBP in relation to the USD.  Foreign exchange rates increased reported net revenues by approximately $32.6 million for the nine months ended December 31, 2006.  Excluding the impact of changing foreign currency rates, our consolidated net revenues decreased 9% year over year.

North America Publishing Net Revenues (in thousands)

		% of Consolidated		% of Consolidated
	December 31, 2006	Net Revenues	December 31, 2005	Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$463,388	56%	$402,314	49%	$61,074	15%
Nine Months Ended	637,251	53%	626,538	49%	10,713	2%

North America publishing net revenues increased 15% from $402.3 million for the three months ended December 31, 2005 to $463.4 million for the three months ended December 31, 2006.  For the nine months ended December 31, 2006, North America publishing net revenues were $637.3 million, an increase of 2% from $626.5 million for the nine months ended December 31, 2005.  The increases in net revenues for both the quarter and nine months ended December 31, 2006 were due to strong consumer demand for our fiscal 2007 third quarter releases.  Despite a decrease in the number of titles released compared to the third quarter of fiscal 2006, where we had the biggest title release slate in our history, North American publishing benefited from significant additional net revenues associated with the releases of the PS3 and the Wii next generation console platforms.  In addition, in the third quarter of fiscal 2007, we released a focused but very high quality slate of titles which helped spur consumer demand.  In North America, net revenues were impacted by strong performances from Marvel: Ultimate Alliance, Call of Duty 3, Guitar Hero 2, Tony Hawk’s Project 8, and the addition of the Barbie franchise.  According to the NPD Group, for the third quarter of fiscal 2007, we were the only publisher with four of the top 11 titles in the U.S., Guitar Hero 2, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Project 8, with Call of Duty 3 being the #3 best selling console game in the U.S. over that same period. In addition, Guitar Hero 2 was the number #1 game in dollars for the U.S. for the month of December and the #2 game overall for the third quarter of fiscal 2007 according to the NPD Group.  For the nine months ended December 31, 2006, the increase in North America publishing net revenues experienced in the third quarter of fiscal 2007 was partially offset by the impact of having fewer title releases in the first six months of fiscal 2007 as compared to the first six months of fiscal 2006, and reduced pricing on current generation catalog titles as a result of the console transition.  North America publishing net revenues also increased as a percentage of consolidated net revenues from 49% for both the three and nine months ended December 31, 2005, to 56% and 53% for the three and nine months ended December 31, 2006, respectively.  The increases in the percentages of total consolidated net revenues are a result of the net revenue growth within North America publishing and a significant decline in net revenues generated from our international publishing operations during the same period.

International Publishing Net Revenues (in thousands)

		% of Consolidated		% of Consolidated
	December 31, 2006	Net Revenues	December 31, 2005	Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$186,409	23%	$265,186	33%	$(78,777)	(30)%
Nine Months Ended	272,712	23%	401,920	31%	(129,208)	(32)%

International publishing net revenues decreased by 30% from $265.2 million for the three months ended December 31, 2005, to $186.4 million for the three months ended December 31, 2006.  When compared to the three months ended December 31, 2005, the decrease in net revenues reflects a decrease in the number of new releases, reduced pricing on current-generation catalog titles due to the console transition to the next-generation console systems, and a decrease in net revenues from our European affiliate label program.  In the third quarter of fiscal 2006, we released thirteen titles in our international territories and one affiliate title, LucasArts’ Star Wars Battlefront II.  This compares to the third quarter of fiscal 2007 where we released eight titles: Call of Duty 3, Marvel: Ultimate Alliance, Tony Hawk’s Project 8, Tony Hawk’s Downhill Jam, Guitar Hero 2, Over the Hedge: Hammy Goes Nuts!, Shrek Smash N’ Crash, and Spider-Man: Battle for New York.  We did not have any affiliate title releases in the third quarter of fiscal 2007.  The decrease was partially offset by a quarter over quarter strengthening of the EUR, AUD, and GBP in relation to the USD for our international publishing business of approximately $14.4 million for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  Excluding the impact of changing foreign currency rates, our international publishing net revenues decreased 35% year over year.  As a percentage of consolidated net revenues, international publishing net revenues decreased from 33% at December 31, 2005 to 23% at December 31, 2006.  The decrease as a percentage of consolidated net revenues is primarily due to the significant increase in distribution net revenues and North American publishing net revenues while international publishing net revenues decreased over the same period.

International publishing net revenues decreased from $401.9 million for the nine months ended December 31, 2005 to $272.7 million for the nine months ended December 31, 2006.  The decrease in international publishing net revenues was due to the decrease in the number of titles released internationally from nineteen in the first nine months of fiscal 2006, to fourteen in the first nine months of fiscal 2007.  Additionally, in Europe, our net revenues were impacted by a decline in affiliate business due to the timing of affiliate releases.  Prior year international net revenues for the nine months ended December 31, 2005 were largely impacted by the affiliate title releases of LucasArts’ Star Wars: Episode III Revenge of the Sith and LucasArts’ Star Wars Battlefront II.  Although we experienced strong performance from the one major affiliate label release of LucasArts’ Lego Star Wars II: The Original Trilogy, it compares to a stronger base period with two major affiliate label releases.  The decrease in international publishing net revenues was partially offset by the year over year strengthening of the EUR, AUD, and GBP in relation to the USD of approximately $15.8 million for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005.  Excluding the impact of changing foreign currency rates, our international publishing net revenues decreased 36% year over year.  As a percentage of consolidated net revenues, international publishing net revenues decreased from 31% for the nine months ended December 31, 2005 to 23% for the nine months ended December 31, 2006.  The decrease is primarily due to net revenue growth of our distribution business over the same period.

Publishing Net Revenues by Platform (in thousands)

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the three months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended	% of	Three Months Ended	% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2006	Net Revs.	2005	Net Revs.	(Decrease)	Change
Publishing Net Revenues

PC	$33,388	5%	$113,782	17%	$(80,394)	(71)%

Console
Sony PlayStation 3	28,786	4%	—	—%	28,786	n/a
Sony PlayStation 2	290,153	45%	258,233	39%	31,920	12%
Microsoft Xbox 360	145,913	22%	71,456	11%	74,457	104%
Microsoft Xbox	32,401	5%	103,422	15%	(71,021)	(69)%
Nintendo Wii	44,669	7%	—	—%	44,669	n/a
Nintendo GameCube	3,152	1%	46,430	7%	(43,278)	(93)%
Other	(4)	—%	145	—%	(149)	(103)%
Total console	545,070	84%	479,686	72%	65,384	14%

Hand-held	71,339	11%	74,032	11%	(2,693)	(4)%

Total publishing net revenues	$649,797	100%	$667,500	100%	$(17,703)	(3)%

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the nine months ended December 31, 2006 and 2005 (in thousands):

	Nine Months Ended	% of	Nine Months Ended	% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2006	Net Revs.	2005	Net Revs.	(Decrease)	Change
Publishing Net Revenues

PC	$69,443	8%	$154,735	15%	$(85,292)	(55)%

Console
Sony Playstation 3	28,786	3%	—	—%	28,786	n/a
Sony PlayStation 2	397,498	44%	388,375	38%	9,123	2%
Microsoft Xbox 360	176,019	19%	71,456	7%	104,563	146%
Microsoft Xbox	52,544	6%	195,382	19%	(142,838)	(73)%
Nintendo Wii	44,669	5%	—	—%	44,669	n/a
Nintendo GameCube	19,882	2%	74,475	7%	(54,593)	(73)%
Other	(3)	—%	385	—%	(388)	(101)%
Total console	719,395	79%	730,073	71%	(10,678)	(1)%

Hand-held	121,125	13%	143,650	14%	(22,525)	(16)%

Total publishing net revenues	$909,963	100%	$1,028,458	100%	$(118,495)	(12)%

Personal Computer Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

Three Months Ended	$33,388	5%	$113,782	17%	$(80,394)	(71)%
Nine Months Ended	69,443	8%	154,735	15%	(85,292)	(55)%

Net revenues from sales of titles for the PC decreased 71% from $113.8 million and 17% of publishing net revenues for the three months ended December 31, 2005 to $33.4 million and 5% of publishing net revenues for the three months ended December 31, 2006.  The decreases were primarily due to the strong performance of our third quarter fiscal 2006 PC releases as well as a decrease in the number of titles released for the PC during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006.  During the third quarter of fiscal 2006 we released the highly successful PC title, Call of Duty 2, which was ranked by the NPD Group as the number two best selling PC title in the United States for the quarter, as well as Quake 4, and The Movies, which was exclusive to the PC.  For the third quarter of fiscal 2007, we had only one new PC release, Marvel: Ultimate Alliance.

Net revenues from sales of titles for the PC decreased 55% from $154.7 million and 15% of publishing net revenues for the nine months ended December 31, 2005 to $69.4 million and 8% of publishing net revenues for the nine months ended December 31, 2006.  The decreases were due to a stronger base period which included the third quarter fiscal 2006 releases of Call of Duty 2, Quake IV, and The Movies, as well as the first quarter fiscal 2006 release of Doom 3: Resurrection of Evil.  This compares to the first nine months of fiscal 2007 where net revenues were primarily derived from continued catalog sales of Call of Duty 2 as well as the releases of Marvel: Ultimate Alliance, The Movies: Stunts and Effects, X-Men: The Official Game, Over the Hedge, and our European affiliate title LucasArts’ Lego Star Wars II: The Original Trilogy.

Sony PlayStation 3 Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

Three Months Ended	$28,786	4%	$—	—%	$28,786	n/m
Nine Months Ended	28,786	3%	—	—%	28,786	n/m

The PS3 was released in North America in November 2006.  Consistent with our goal of having a significant presence at the launch of each new platform, we released three titles concurrently with the release of the PS3, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Project 8.  According to the NPD Group, our three release titles were all in the top 10 titles in terms of sales for the PS3 for the third quarter of fiscal 2007 with Call of Duty 3 being the #3 title overall.

Sony PlayStation 2 Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

Three Months Ended	$290,153	45%	$258,233	39%	$31,920	12%
Nine Months Ended	397,498	44%	388,375	38%	9,123	2%

Net revenues from sales of titles and accessories (primarily consisting of hardware associated with Guitar Hero II) for the PS2 increased 12% from $258.2 million for the three months ended December 31, 2005 to $290.2 million for the three months ended December 31, 2006.  For the nine months ended December 31, 2006 net revenues from sales of titles for the PS2 were $397.5 million, an increase of 2% from the nine months ended December 31, 2005.  The strong performance of our third quarter fiscal 2007 title releases more than offset the impact of having a more focused product slate and the corresponding release of fewer “big proposition” titles.  In particular, our net revenues were driven by strong performances of Call of Duty 3 and Guitar Hero 2, as well as a robust PS2 market in Europe due to the delay of the European release of the PS3 until March 2007. According to the NPD Group, Guitar Hero 2 was the #1 best selling title on the PS2 platform for the third quarter of fiscal 2007. In the third quarter of fiscal 2007, we released Call of Duty 3, Marvel: Ultimate Alliance, Tony Hawk’s Project 8, Guitar Hero 2, Pimp My Ride, Harley-Davidson: Race to the Rally, The History Channel®: Civil War- A Nation Divided, Rapala Tournament Fishing, and Cabela’s African Safari. This compares to the third quarter of fiscal 2006 where we released PS2 titles Tony Hawk’s American Wasteland, Shrek SuperSlam, Call of Duty 2: Big Red One, GUN, True Crime: New York City, and Cabela’s Dangerous Hunts 2 as well as, internationally, Ultimate Spider-Man and X-Men Legends II.  For the nine month period ended December 31, 2006, the increase in net revenues from sales of titles for the PS2 was partially offset by reduced pricing on a number of catalog titles due to the release of the PS3.  As a percentage of publishing net revenues, net revenues from the sale of titles for the PS2 increased from 39% to 45% for the quarters ended December 31, 2005 and 2006, respectively, and from 38% to 44% for the nine months ended December 31, 2005 and 2006, respectively.  The increases as a percentage of publishing net revenues reflect the impact of high consumer demand for the currently PS2 exclusive title, Guitar Hero 2, causing a higher proportionate increase in PS2 net revenues.

Microsoft Xbox360 Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

Three Months Ended	$145,913	22%	$71,456	11%	$74,457	104%
Nine Months Ended	176,019	19%	71,456	7%	104,563	146%

The Xbox360, the first of the next-generation hardware to be released, was released in November 2005.  During the period from the release of the Xbox 360 through the end of the third quarter of fiscal 2007, we have released fourteen Xbox360 titles.  The primary contributors to our third quarter fiscal 2007 Xbox360 net revenues were strong sales from our new releases on the Xbox360, Call of Duty 3, Tony Hawk’s Project 8, Marvel: Ultimate Alliance, The History Channel®: Civil War- A Nation Divided, Rapala Tournament Fishing, Pimp My Ride, and Cabela’s African Safari, as well as continued strong catalog sales of Call of Duty 2 and the European affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy.  According to the NPD Group, during the third quarter of fiscal 2007, we had three of the top ten Xbox360 titles, Call of Duty 3, Tony Hawk’s Project 8, Marvel: Ultimate Alliance, with Call of Duty 3 being the #2 Xbox360 title for the quarter.  For the nine months ended December 31, 2006, Xbox 360 net revenues were driven by the first quarter fiscal 2007 launch of X-Men: The Official Game, the second quarter launch of World Series of Poker: Tournament of Champions, as well as the factors discussed for the third quarter of fiscal 2007.

Microsoft Xbox Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

Three Months Ended	$32,401	5%	$103,422	15%	$(71,021)	(69)%
Nine Months Ended	52,544	6%	195,382	19%	(142,838)	(73)%

Net revenues from sales of titles for the Xbox decreased 69% from $103.4 million and 15% of publishing net revenues for the three months ended December 31, 2005 to $32.4 million and 5% of publishing net revenues for the three months ended December 31, 2006.  For the nine months ended December 31, 2006, net revenues from sales of titles for the Xbox decreased 73% from $195.4 million and 19% of publishing net revenues to $52.5 million and 6% of publishing net revenues.  The decreases for both periods in absolute dollars and as a percentage of publishing net revenues were primarily attributable to the slowdown of sales for the Xbox as customers migrate to its successor, the Xbox360, combined with the release of fewer titles on the Xbox platform.  For the third quarter of fiscal 2007 net revenues were mainly comprised of sales from our three Xbox titles releases, Call of Duty 3, Tony Hawk’s Project 8, and Marvel: Ultimate Alliance as well as continued sales of our European affiliate label title, LucasArts’ Lego Star Wars II: The Original Trilogy.  This compares to the third quarter of fiscal 2006 where we had the biggest release slate in our history with worldwide Xbox releases of Tony Hawk’s American Wasteland, Shrek SuperSlam, Call of Duty 2: Big Red One, GUN, True Crime: New York City, and Cabela’s Dangerous Hunts 2 as well as, internationally, Ultimate Spider-Man and X-Men Legends II.  For the nine months ended December 31, 2005, Xbox net revenues were driven by strong performance of the first quarter fiscal 2006 release of the Xbox exclusive Doom 3.  In the first nine months of fiscal 2007, there were no comparable Xbox exclusive titles.

Nintendo Wii Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

Three Months Ended	$44,669	7%	$—	—%	$44,669	n/m
Nine Months Ended	44,669	5%	—	—%	44,669	n/m

The Nintendo Wii was released in November 2006.  Consistent with our goal of having a significant presence at the launch of each next generation platform, we released five titles concurrently with the release of the Wii; Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Fishing, and Tony Hawk’s Downhill Jam.  Due to extremely strong consumer demand for the Wii over the holiday season, we experienced strong sales on our five launch titles.  In addition, according to the NPD Group, for the third quarter of fiscal 2007 we had three of the top ten titles for the Wii: Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Downhill Jam.

Nintendo GameCube Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

Three Months Ended	$3,152	1%	$46,430	7%	$(43,278)	(93)%
Nine Months Ended	19,882	2%	74,475	7%	(54,593)	(73)%

Net revenues from sales of titles for the Nintendo GameCube decreased 93% from $46.4 million and 7% of publishing net revenues for the three months ended December 31, 2005 to $3.2 million and 1% of publishing net revenues for the three months ended December 31, 2006.  The decrease in absolute dollars and as a percentage of publishing net revenues is primarily due to the decrease in the number of new releases on the GameCube combined with a gradual slowdown in sales on the GameCube platform as customers transition over to the next-generation console from Nintendo, the Wii.  In the third quarter of fiscal 2007 we released one title for the GameCube, Shrek Smash n’ Crash Racing as compared to six worldwide major releases and two additional international releases in the third quarter of fiscal 2006.  In addition, net revenue for the quarter was affected by pricing declines on catalog titles due to the effects of the console transition.

Net revenues from sales of titles for the Nintendo GameCube decreased 73% from $74.5 million for the nine months ended December 31, 2005 to $19.9 million for the nine months ended December 31, 2006.  The decrease was a result of fewer title releases in the second and third quarters of fiscal 2007 where the only title release was our European affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy.  This compares to the second quarter of fiscal 2006 where we released Ultimate Spider-Man and X-Men Legends II on the GameCube and experienced strong catalog sales from Madagascar and Fantastic Four.  These decreases were partially offset by the strength of our first quarter fiscal 2007 releases of Over the Hedge and X-Men: The Official Game, which outperformed the two titles released for the GameCube in the first quarter of fiscal 2006, Madagascar and Fantastic Four.

Hand-Held Net Revenues (in thousands)

	December 31,	% of Publishing	December 31,	% of Publishing	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

Three Months Ended	$71,339	11%	$74,032	11%	$(2,693)	(4)%
Nine Months Ended	121,125	13%	143,650	14%	(22,525)	(16)%

Net revenues from sales of titles for hand-held platforms for the three months ended December 31, 2006 decreased 4% from the prior fiscal year, from $74.0 million or 11% of publishing net revenues to $71.3 million or 11% of publishing net revenues.  The decrease in absolute dollars is primarily due to a 42% decline over the same period in net revenues on the GBA hand-held platform as we released fewer titles on that platform and had slower GBA catalog sales due to wider acceptance of the NDS platform.  During the third quarter of fiscal 2007, the key titles contributing to GBA net revenues were Tony Hawk’s Downhill Jam, Over the Hedge: Hammy Goes Nuts!, Barbie in the 12 Dancing Princesses, Marvel: Ultimate Alliance, Spider-Man: Battle for New York, and LucasArts’ Lego Star Wars II: The Original Trilogy. This compares to the third quarter of fiscal 2006 where the key titles contributing to GBA net revenues were Madagascar Operation Penguin, Shrek SuperSlam, Madagascar, Ultimate Spider-Man, Tony Hawk’s American Sk8land, and Shrek 2.  The decrease in GBA net revenues was partially offset by increases of 67% and 12% on the NDS and PSP, respectively, in the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006.  The increase in NDS net revenues quarter over quarter is primarily due to wider consumer acceptance of the platform and an increase in new releases on the platform.  For the quarter ending December 31, 2006, we released Tony Hawk’s Downhill Jam, Spider-Man: Battle for New York, Other the Hedge: Hammy Goes Nuts!, and Barbie in the 12 Dancing Princesses and had continued strong catalog sales from Over the Hedge, Madagascar, and a European affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy.  New releases for the NDS in the third quarter of fiscal 2006 were Tony Hawk’s American Sk8land, Shrek SuperSlam, and Ultimate Spider-Man.  The increase in net revenues from sales of titles for the PSP platform relates primarily to an increase in the number of titles released in the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006.  In the third quarter of fiscal 2007, we released Marvel: Ultimate Alliance, Tony Hawk’s Project 8, GUN Showdown, and Activision Hits Remixed.  This compares to the release of one European affiliate title on the PSP in the third quarter of fiscal 2006, LucasArts’ Star Wars Battlefront II.

Net revenues from sales of titles for hand-held platforms for the nine months ended December 31, 2006 decreased 16% from the prior fiscal year, from $143.7 million to $121.1 million.  As a percentage of publishing net revenues, net revenues from the sale of titles for hand-held platforms also decreased from 14% for the nine months ended December 31, 2005 to 13% for the nine months ended December 31, 2006.  The decreases in both absolute dollars and as a percentage of net revenues is a result of the decrease in net revenues on the GBA platform of 40% and a decrease in net revenues on the PSP platform of 27% for the nine months ended December 31, 2006.  The decrease in net revenues for the nine months ended December 31, 2006 from sales of titles for the GBA is due to slower GBA catalog sales due to wider acceptance of the NDS platform and a decrease in the number of titles released on that platform from 10 to 9.  The decrease in net revenues for the nine months ended December 31, 2006 from sales of titles for the PSP is due to a strong comparable base period in which we not only had a stronger release slate, but also had stronger sales due to consumer excitement surrounding the initial release of the PSP platform in March 2005 in North America and in September 2005 in Europe.  In the first nine months of fiscal 2006 we had some of our strongest titles release on the PSP with releases of Tony Hawk’s Underground 2, Spider-Man: The Movie 2, X-Men Legends 2, World Series of Poker, and two strong performing affiliate titles in Europe.  This compares to the first nine months of fiscal 2007 where our key new releases were Marvel Ultimate Alliance, Tony Hawk’s Project 8, Gun Showdown, Activision Hits Remixed, Cabela’s Dangerous Hunts, Cabela’s African Safari, MTX: Mototrax 2006, World Series of Poker: Tournament of Champions, and one European affiliate title which was outperformed by each of the affiliate titles released in the first nine months of fiscal 2006,  The decreases on the PSP and GBA platforms were partially offset by an increase in net revenues from sales of titles for the NDS of 74% as the platform has continued to gain consumer acceptance and market share, as well as particularly strong performance of our first quarter fiscal 2007 releases of Over the Hedge and X-Men: The Official Game on the NDS and GBA and continued strong catalog sales of Madagascar on the GBA and NDS.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base and the introduction of new hardware platforms, as well as the performance of our key product releases.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues, with PS2 having the largest percentage of console business in the short term while the installed base of the next generation consoles continues to increase.  As the NDS and PSP platforms continue to build their installed base and gain popularity, we expect to see a long term increase in our hand-held business in line with the growth in the installed base.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year, so revenues and profits are significantly affected by our ability to release highly successful titles.  For example, for the three months ended December 31, 2006, 42% of our consolidated net revenues and 53% of worldwide publishing net revenues were derived from net revenues from Call of Duty 3, Guitar Hero 2, and Marvel: Ultimate Alliance.  For the nine months ended December 31, 2006, 29% of our consolidated net revenues and 38% of worldwide publishing net revenues were derived from net revenues from those same titles. Though many of our titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from select titles.   We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Three factors that could affect future publishing and distribution net revenue performance are console hardware pricing, software pricing, and transitions in console platforms.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  While we expect console software launch pricing for the Xbox360 and PS3 titles to be $59.99 and Wii titles to be $49.99, we are seeing software pricing declines on the current-generation console systems.  Additionally, when new console platforms are announced or introduced into the market, such as the November 2006 releases of the Wii and, in North America, the PS3, consumers typically reduce their purchases of game console entertainment software products for current console platforms as they upgrade to the new platforms.  During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms achieve wide consumer acceptance.

Distribution Net Revenues (in thousands)

	December 31,	% of Consolidated	December 31,	% of Consolidated	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

Three Months Ended	$174,462	21%	$148,742	18%	$25,720	17%
Nine Months Ended	290,537	24%	251,417	20%	39,120	16%

Distribution net revenues for the three months ended December 31, 2006 increased 17% from the prior fiscal year, from $148.7 million or 18% of consolidated net revenues to $174.5 million or 21% of consolidated net revenues.  For the nine months ended December 31, 2006 distribution net revenues increased 16% from the prior fiscal year, from $251.4 million and 20% of consolidated net revenues to $290.5 million and 24% of consolidated net revenues.  The increases for both the three and nine month periods ended December 31, 2006, was primarily the result of strong performance of our title releases during the third quarter of fiscal 2007, strong release schedules for certain third-party publishers, increased hardware sales due to strong sales of NDS, PSP, and Xbox360 hardware platforms, and the addition of a significant new customer in the second quarter of fiscal 2007.  In addition to these increases, the growth as a percentage of consolidated net revenues was also due to the decline in net revenues from our international publishing business as discussed above.  Further contributing to the increase was a year over year strengthening of the EUR and GBP in relation to the USD.  Foreign exchange rates increased reported distribution net revenues by approximately $15.2 million and $16.8 million for the three months and nine months ended December 31, 2006, respectively.  Excluding the impact of changing foreign currency rates, distribution net revenues increased 7% and 9% year over year for the three and nine months ended December 31, 2006, respectively.

The mix of future distribution net revenues will be driven by a number of factors including our title release slate, the introduction of new hardware platforms, the occurrence of hardware price reductions instituted by hardware manufacturers, and our ability to establish and maintain distribution agreements with hardware manufacturers and third-party software publishers.

Costs and Expenses

Cost of Sales — Product Costs (in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

Three Months Ended	$382,165	46%	$367,685	45%	$14,480	4%
Nine Months Ended	618,162	52%	617,021	48%	1,141	—

“Cost of sales — product costs” represented 46% and 45% of consolidated net revenues for the three months ended December 31, 2006 and 2005, respectively.  In absolute dollars, “cost of sales — product costs” increased 4% from $367.7 million at December 31, 2005 to $382.2 million at December 31, 2006.  The primary factors contributing to the increase in “cost of sales — product costs” are:

•                  A shift in the mix of business between our publishing and distribution segments.  Distribution net revenues as a percentage of consolidated net revenues increased from 18% in the third quarter of fiscal 2006 to 21% in the third quarter of fiscal 2007.  Our distribution business typically has higher “cost of sales — product costs” than our publishing business as it is a lower margin business.

•                  An increase in net revenues in our North American publishing business due primarily to the release of Guitar Hero 2.  Guitar Hero 2 carries a higher “cost of sales — product costs” due to the bundled guitar controller.

•                  A shift in the product mix versus the third quarter of fiscal 2006.  PC net revenues represented 17% of publishing net revenues in the third quarter of fiscal 2006 compared to 5% in the third quarter of fiscal 2007.  PC titles typically have significantly lower product costs associated with them as we do not pay royalty rates to platform licensors.

“Cost of sales — product costs” represented 52% and 48% of consolidated net revenues for the nine months ended December 31, 2006 and 2005, respectively.  In absolute dollars, “cost of sales — product costs” remained relatively flat increasing only $1.1 million as compared to the first nine months of fiscal 2006.  The increase as a percentage of consolidated net revenues is due to a shift in the mix of business between our publishing and distribution segments, a shift in the product mix versus the first nine months of fiscal 2006, and reduced pricing on current generation title releases and a number of catalog titles.  Distribution net revenues as a percentage of consolidated net revenues increased from 20% in the first nine months of fiscal 2006 to 24% in the first nine months of fiscal 2007.  As mentioned above, our distribution business is a significantly lower margin business as it typically has higher “cost of sales — product costs” than our publishing business.  In addition, PC net revenues represented 8% of publishing net revenues for the nine months ended December 31, 2006 compared to 15% for the nine months ended December 31, 2005.  PC titles typically have significantly lower product costs associated with them.

Cost of Sales — Software Royalties and Amortization (in thousands)

		% of		% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

Three Months Ended	$77,449	12%	$104,264	16%	$(26,815)	(26)%
Nine Months Ended	106,058	12%	139,267	14%	(33,209)	(24)%

“Cost of sales — software royalties and amortization” as a percentage of publishing net revenues decreased from 16% for the three months ended December 31, 2005 to 12% for the three months ended December 31, 2006 and from 14% for the nine months ended December 31, 2005 to 12% for the nine months ended December 31, 2006.  In absolute dollars, “cost of sales — software royalties and amortization” decreased from the prior fiscal year, from $104.3 million to $77.4 million or 26% for the three months ended December 31, 2006 and from $139.3 million to $106.1 million or 24% for the nine months ended December 31, 2006 compared to the same periods ended December 31, 2005.  The decreases are mainly due to:

•                  A decrease in the number of titles released in the three and nine months ended December 31, 2006 as compared to the three and nine months ended December 31, 2005.  Our fiscal 2006 launch schedule for the three and nine months ended December 31, 2005 was the largest slate of new releases in our history.  This compares to the three and nine months ended December 31, 2006, where we had a much more focused title slate in order to more properly align ourselves with the market uncertainty that was involved in the transition to the next-generation console systems.

•                  Impairment charges and recoverability write-offs of $11.7 million taken in the third quarter of fiscal 2006 as a result of a detailed review of capitalized costs for released titles and future recoverability of capitalized amounts on titles in development.  We did not incur any impairment and recoverability write-offs in the three or nine months ended December 31, 2006.

Partially offset by:

•                  An increase of $1.8 million and $1.9 million, respectively, for the three and nine months ended December 31, 2006 related to amortization of capitalized stock-based compensation expense as a result of the implementation of SFAS 123R

Cost of Sales — Intellectual Property Licenses (in thousands)

		% of		% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

Three Months Ended	$23,566	4%	$26,376	4%	$(2,810)	(11)%
Nine Months Ended	37,838	4%	55,765	5%	(17,927)	(32)%

“Cost of sales — intellectual property licenses” for the three months ended December 31, 2006 decreased in absolute dollars by 11% from $26.4 million for the three months ended December 31, 2005 to $23.6 million for the three months ended December 31, 2006 while the percentage of “cost of sales — intellectual property licenses” to publishing net revenues remained constant at 4%.  The decrease in absolute dollars is mainly due to a decrease in the number of titles released, a decrease of 3% in total publishing net revenues, and a slight shift in the composition of our title slate to one comprised of titles with lower intellectual property costs associated with them.  In the quarter ended December 31, 2006, our top two selling titles were Call of Duty 3 and Guitar Hero 2, both of which are based upon intellectual property owned by us.  In the quarter ended December 31, 2006, title releases which had associated intellectual property costs were Tony Hawk’s Project 8, Tony Hawk’s Downhill Jam, Over the Hedge: Hammy Goes Nuts!, Shrek Smash N’ Crash Racing, Cabela’s African Safari, and Marvel: Ultimate Alliance. In the third quarter of fiscal 2006, our “cost of sales — intellectual property licenses” was driven by intellectual property licenses associated with Ultimate Spider-Man, X-Men Legends II, Shrek SuperSlam, Madagascar, Tony Hawk’s American Wasteland, and Quake 4.

“Cost of sales — intellectual property licenses” decreased in both absolute dollars and as a percentage of publishing net revenues from $55.8 million and 5% of publishing net revenues to $37.8 million and 4% of publishing net revenues for the nine months ended December 31, 2006 and 2005, respectively.  The decreases in both absolute dollars and as a percentage of publishing net revenues were mainly due to strong sales of new releases and catalog titles with no associated intellectual property royalties, the release of fewer titles in the first nine months of the current fiscal year with lower associated intellectual property royalties, and a decrease of 12% in total publishing net revenues.  During the first nine months of fiscal 2007, our top two selling titles were Call of Duty 3 and Guitar Hero 2, both of which are based upon intellectual property owned by us.  In addition, we had lower revenue from releases with associated intellectual property royalties which included, Tony Hawk’s Project 8, Tony Hawk’s Downhill Jam, Over the Hedge: Hammy Goes Nuts!, Shrek Smash N’ Crash Racing, Marvel: Ultimate Alliance, Over the Hedge, X-Men: The Official Game, World Series of Poker: Tournament of Champions, Cabela’s African Safari, and Cabela’s Alaskan Adventure.  This compares to the key new releases with intellectual property royalties in the first nine months of fiscal 2006: Madagascar, Fantastic Four, Ultimate Spider-Man, X-Men Legends II, Shrek SuperSlam, Tony Hawk’s American Wasteland, Doom 3 for the Xbox and Quake 4.

Product Development (in thousands)

		% of		% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change
			As restated	As restated
Three Months Ended	$37,162	6%	$53,254	8%	$(16,092)	(30)%
Nine Months Ended	88,395	10%	99,698	10%	(11,303)	(11)%

Product development expenses for the three months ended December 31, 2006 decreased 30% as compared to the three months ended December 31, 2005, from $53.3 million to $37.2 million.  For the nine months ended December 31, 2006 product development expenses decreased by $11.3 million, or 11%, from $99.7 million for the nine months ended December 31, 2005 to $88.4 million for the nine months ended December 31, 2006.  As a percentage of publishing net revenues, product development expenses decreased from 8% for the quarter ended December 31, 2005 to 6% for the quarter ended December 31, 2006 while remaining at 10% of total publishing net revenues for the nine month periods ended December 31, 2006 and 2005.  The decreases in the three and nine months ended December 31, 2006 are primarily the result of product cancellation charges of $11.1 million, including termination fees, incurred during the third quarter of fiscal 2006.   The product cancellation charges were based upon a business decision we made to cancel development of certain titles and permanently remove them from our future title slate in order to better align opportunities associated with the next generation console platforms with income potential and risks associated with certain titles in development.  There were no product cancellation charges during the third quarter of fiscal 2007.  Additionally, in fiscal 2007, we have implemented certain cost control initiatives including sharing technologies and tools across multiple platforms, increasing our development schedules to facilitate a longer pre-production phase and more predictable workflow times, and outsourcing certain areas of game development to lower cost service providers.  The decreases were partially offset by product development expenses of $1.4 million and $4.1 million for the three and nine months ended December 31, 2006, respectively, related to stock-based compensation expense as a result of the implementation of SFAS 123R.

Sales and Marketing (in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change
			As restated	As restated
Three Months Ended	$87,410	11%	$156,013	19%	$(68,603)	(44)%
Nine Months Ended	156,139	13%	259,110	20%	(102,971)	(40)%

Sales and marketing expenses of $87.4 million and $156.0 million represented 11% and 19% of consolidated net revenues for the three months ended December 31, 2006 and 2005, respectively.  For the nine months ended December 31, 2006 and 2005, sales and marketing expenses of $156.1 million and $259.1 million represented 13% and 20% of consolidated net revenues.  These decreases were a result of the implementation of a more targeted media program which worked more efficiently and was helped by the overall strength and high quality of our fiscal 2007 title slate.  We also released fewer titles during the three and nine month periods ended December 31, 2006 as compared to the same periods of fiscal 2006, where we had the largest slate of new releases in our history.  The decreases were partially offset by expenses of $1.6 million and $3.5 million for the three and nine month periods ended December 31, 2006, respectively, related to stock-based compensation expense as a result of the implementation of SFAS 123R, as well as sales and marketing expenses associated with the addition of the Guitar Hero franchise.

General and Administrative (in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2006	Net Revenues	2005	Net Revenues	(Decrease)	Change
			As restated	As restated
Three Months Ended	$43,387	5%	$24,757	3%	$18,630	75%
Nine Months Ended	91,647	8%	67,228	5%	24,419	36%

z

General and administrative expenses for the three months ended December 31, 2006 increased $18.6 million or 75% over the same period last year, from $24.8 million to $43.4 million.  As a percentage of consolidated net revenues, general and administrative expenses increased from 3% to 5% for the three months ended December 31, 2005 and 2006, respectively.  For the nine months ended December 31, 2006, general and administrative expenses increased $24.4 million or 36% over the same period last year, from $67.2 million to $91.6 million.  As a percentage of consolidated net revenues, general and administrative expenses increased from 5% to 8% for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2006.  The increases were primarily due to increased legal and professional fees relating primarily to our internal review of historical stock option granting practices, the consolidation of RedOctane into our results of operations, amortization of intangible assets related to the RedOctane acquisition, and stock-based compensation expense of $2.9 million and $9.0 million for the three and nine months ended December 31, 2006, respectively, associated with the implementation of SFAS 123R.   These increases were partially offset by the benefits of our cost optimization program launched in the fourth quarter of fiscal 2006 and gains on foreign currency.

Operating Income (in thousands)

	Three Months Ended December 31, 2006	% of Segment Net Revs.	Three Months Ended December 31, 2005	% of Segment Net Revs.	Increase/ (Decrease)	Percent Change
			As restated	As restated
Publishing	$160,628	25%	$65,534	10%	$95,094	145%
Distribution	12,492	7%	18,359	12%	(5,867)	(32)%
Consolidated	$173,120	21%	$83,893	10%	$89,227	106%

	Nine Months Ended December 31, 2006	% of Segment Net Revs.	Nine Months Ended December 31, 2005	% of Segment Net Revs.	Increase/ (Decrease)	Percent Change
			As restated	As restated
Publishing	$92,503	10%	$21,932	2%	$70,571	322%
Distribution	9,758	3%	19,854	8%	(10,096)	(51)%
Consolidated	$102,261	8%	$41,786	3%	$60,475	145%

Publishing operating income for the three months ended December 31, 2006 increased $95.1 million or 145% from the same period last year, from $65.5 million to $160.6 million, while the percentage of operating income to segment revenues increased from 10% to 25%.  For the nine months ended December 31, 2006 publishing operating income increased $70.6 million from the same period last year, from $21.9 million to $92.5 million.  These increases in operating income are primarily attributable to:

•                  Strong performance of our fiscal 2007 third quarter title slate.

•                  Decreased provision for returns and price protection in the third quarter of fiscal 2007 of 7% and 10% of net revenues for the three and nine months ended December 31, 2006, respectively, compared to 17% and 19% of net revenues for the three and nine months ended December 31, 2005.  The decrease in reserve requirements is due to improved market conditions resulting in strong sell through of our fiscal 2007 third quarter releases.

•                  The implementation of a more targeted sales and marketing program which provided significant cost savings while still delivering strong revenue performance.

•                  The implementation of certain cost control initiatives resulting in decreased product development costs and savings in general and administrative expenses.

Partially offset by:

•                  Higher expenses associated with stock-based compensation expense of $7.7 and $18.4 million for the three and nine months ended December 31, 2006 as a result of the implementation of SFAS 123R, and higher overall general and administrative expenses due to increased legal expenses and professional fees relating primarily to our internal review of historical stock option granting practices, including expenses relating to the informal SEC inquiry and derivative litigation.

For the three months ended December 31, 2006 distribution operating income was $12.5 million or 7% of segment net revenues, which compares to operating income of $18.4 million or 12% of segment net revenues for the three months ended December 31, 2005.  For the nine months ended December 31, 2006 distribution operating income was $9.8 million or 3% of segment net revenues, which compares to operating income of $19.9 million or 8% of segment net revenues for the nine months ended December 31, 2005.  The decreases are primarily due to increased business with large mass-market customers for which we earn smaller margins accompanied by increased costs of distributing higher product volumes.

Investment Income, Net (in thousands)

	December 31, 2006	% of Consolidated Net Revenues	December 31, 2005	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$9,724	1%	$9,162	1%	$562	6%
Nine Months Ended	26,031	2%	22,840	2%	3,191	14%

Net investment income for the three months ended December 31, 2006 was $9.7 million as compared to $9.2 million for the three months ended December 31, 2005.  Net investment income for the nine months ended December 31, 2006 increased $3.2 million from $22.8 million for the nine months ended December 31, 2005 as compared to $26.0 million for the nine months ended December 31, 2006.  The increases in both the three and nine months ended December 31, 2006 as compared to the three and nine months ended December 31, 2005 are mainly due to higher interest rates combined with higher average balances of cash and short term investments period over period, a realized gain of $1.8 million on the sale of a common stock investment, partially offset by a realized gain in the first quarter of fiscal 2006 of $1.3 million on the sale of an investment in common stock and a realized gain of $2.9 million on the sale of a cost basis investment.

Provision for Income Taxes (in thousands)

	December 31, 2006	% of Pretax Income	December 31, 2005	% of Pretax Income	Increase/ (Decrease)	Percent Change
			As restated	As restated
Three Months Ended	$40,024	22%	$25,199	27%	$14,825	59%
Nine Months Ended	28,083	22%	15,247	24%	12,836	84%

The income tax provision of $40.0 million and $28.1 million for the three months and nine months ended December 31, 2006 reflects our effective income tax rate of 21.9%.  This is lower than prior year as a result of improved profitability leading to utilization of net operating loss carry forwards and in turn a reduction in valuation allowances related to federal and state research and development tax credits, partially offset by the establishment of tax reserves.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were federal and state research and development tax credits and the impact of foreign tax rate differentials, offset by state taxes.  The realization of deferred tax assets depends primarily on the generation of future taxable income.  We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Net Income

Net income for the three months ended December 31, 2006 was $142.8 million or $0.46 per diluted share, as compared to net income of $67.9 million or $0.23 per diluted share for the three months ended December 31, 2005.

Net income for the nine months ended December 31, 2006 was $100.2 million or $0.33 per diluted share, as compared to net income of $49.4 million or $0.17 per diluted share for the nine months ended December 31, 2005.

Liquidity and Capital Resources

Sources of Liquidity (in thousands)

	December 31, 2006	March 31, 2006	Increase/ (Decrease)
Cash and cash equivalents	$367,910	$354,331	$13,579
Short-term investments	437,290	590,629	(153,339)

	$805,200	$944,960	$(139,760)

Percentage of total assets	43%	67%

	For the Nine Months ended December 31, 2006	For the Nine Months ended December 31, 2005	Increase/ (Decrease)
		As restated
Cash flows used in operating activities	$(125,417)	$(83,932)	$(41,485)
Cash flows provided by investing activities	101,967	4,587	97,380
Cash flows provided by financing activities	27,968	37,850	(9,882)

As of December 31, 2006, our primary source of liquidity is comprised of $367.9 million of cash and cash equivalents and $437.3 million of short-term investments.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations.  We have also generated significant cash flows from the issuance of our common stock to employees through the exercise of options which is described in more detail below in “Cash Flows from Financing Activities.”  We have not utilized debt financing as a significant source of cash flows.  However, we do have credit facilities available at certain of our international locations, which are described below in “Credit Facilities,” that can be utilized if needed.

We believe that we have sufficient working capital ($1,042.9 million at December 31, 2006), in combination with proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, and the acquisition of intellectual property rights for future products from third parties.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers and intellectual property holders and our own employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $117.6 million and $162.8 million in the nine months ended December 31, 2006 and 2005, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as internal product development.  The decrease period over period is primarily due to significant agreements with DreamWorks Animation SKG and Marvel Enterprises, both signed in the third quarter of fiscal 2006, partially offset by increased product development costs related to the development of fiscal 2007 and fiscal 2008 title releases for the next generation console systems, which are higher than current generation console systems, as well as a new agreement, signed in May 2006, with MGM Interactive and EON Productions Ltd. for the rights to develop and publish interactive entertainment games based on the James Bond license.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful, or “hit,” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the nine months ended December 31, 2006 and 2005, cash flows used in operating activities were $125.4 million and $83.9 million, respectively.  The principal components comprising the increased cash flows used in operating activities for the nine months ended December 31, 2006 included investment in software development and intellectual property licenses and increases in accounts receivable, partially offset by amortization of capitalized software development costs and intellectual property licenses.  An analysis of the change in key balance sheet accounts is below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

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

For the nine months ended December 31, 2006 and 2005, cash flows provided by investing activities were $102.0 million and $4.6 million, respectively.  For the nine months ended December 31, 2006, cash flows provided by investing activities were primarily the result of proceeds from sales and maturities of short-term investments partially offset by purchases of short-term investments, capital expenditures, and cash paid for acquisitions.  We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

Cash Flows from Financing Activities

The primary sources of cash provided by financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees.  We have not utilized debt financing as a significant source of cash flows.  However, we do have available credit facilities at certain of our international locations, which are described below in “Credit Facilities,” that can be utilized if needed.

For the nine months ended December 31, 2006 and 2005, cash flows from financing activities were $28.0 million and $37.9 million, respectively.  The cash provided by financing activities for the nine months ended December 31, 2006 primarily is the result of the issuance of common stock related to employee stock option and stock purchase plans.  The decrease in cash provided by financing activities is due to suspension of stock option exercises during the third quarter of fiscal 2007 due to our internal review of historical stock option granting practices.

During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.  As of December 31, 2006, we had approximately $226.2 million available for utilization under the buyback program.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

(amounts in thousands)	December 31, 2006	March 31, 2006	Increase/ (Decrease)

Gross accounts receivable	$563,713	$127,035	$436,678
Net accounts receivable	456,589	28,782	427,807

The increase in gross accounts receivable was primarily the result of increased sales volume in both our distribution and publishing businesses due to more titles being released during the third quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006 and higher sales volume due to seasonality of the holiday selling season.  Significant shipments were made to customers in November and December and the related receivables were not due prior to quarter end.

Reserves for returns, price protection, and doubtful accounts increased from $98.3 million at March 31, 2006 to $107.1 million at December 31, 2006 largely reflecting increased sales volume and inventory in the retail channel and resulting increase in gross accounts receivable.  The decrease in the percentage of reserves for returns, price protection, and doubtful accounts as a percentage of gross receivables from 77% at March 31, 2006 to 19% at December 31, 2006 reflects an improvement in market conditions during the fiscal 2007 third quarter holiday season, the successful launch of the next generation hardware platforms, and the issuance of credits to customers on previously established reserves related to fiscal 2006 titles.  Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence in Item 2:  Critical Accounting Policies).

Inventories

(amounts in thousands)	December 31, 2006	March 31, 2006	Increase/ (Decrease)

Inventories	$85,680	$61,483	$24,197

The increase in inventories at December 31, 2006 compared to March 31, 2006 is the result of additional inventories associated with RedOctane and the Guitar Hero products, which was acquired in the first quarter of fiscal 2007, additional Wii inventory in Europe due to the European release of the console late in the third quarter of fiscal 2007, and an increase in inventories at our distribution business related to the addition of a significant new customer in the second quarter of fiscal 2007.

Software Development

(amounts in thousands)	December 31, 2006	March 31, 2006	Increase/ (Decrease)

Software development	$101,807	$60,619	$41,188

Software development increased from $60.6 million at March 31, 2006 to $101.8 million at December 31, 2006.  The increase in software development was primarily the result of:

•                  Continued investment in software development for titles being developed for release in fiscal 2008, particularly software development costs related to three significant new games slated for release in the first quarter of fiscal 2008.  We incurred approximately $109.4 million in the nine months ended December 31, 2006 in connection with the third party development costs as well as the capitalization of product development costs relating to internally developed products including capitalization of stock based compensation expenses as a result of the implementation of SFAS 123R.

Partially offset by:

•                  $70.1 million of amortization of capitalized software development costs, including $1.9 million of capitalized stock based compensation expense as a result of the implementation of SFAS 123R, related to our title releases in the first nine months of fiscal 2007.

Intellectual Property Licenses

(amounts in thousands)	December 31, 2006	March 31, 2006	Increase/ (Decrease)

Intellectual property licenses	$93,428	$87,046	$6,382

Intellectual property licenses were slightly higher at the end of the third quarter of fiscal 2007 as a result of:

•                  Continued investment in intellectual property licenses.  We spent approximately $15.5 million in the nine months ended December 31, 2006 for license agreements granting us long-term rights to intellectual property of third parties, such as our agreement with MGM Interactive and EON Productions Ltd. granting us the rights to develop and publish interactive entertainment games based on the James Bond license.

Partially offset by:

•                  $9.1 million of amortization of intellectual property licenses mostly related to new releases in the first quarter of fiscal 2007.

Accounts Payable

(amounts in thousands)	December 31, 2006	March 31, 2006	Increase/ (Decrease)

Accounts payable	$193,875	$88,994	$104,881

The increase in accounts payable of $104.9 million from March 31, 2006 to December 31, 2006 primarily reflects increased inventory purchases to support increased holiday sales volume in both our publishing and distribution segments.

Accrued Expenses

(amounts in thousands)	December 31, 2006	March 31, 2006	Increase/ (Decrease)

Accrued expenses	$247,581	$104,862	$142,719

•                  The increase in accrued expenses was primarily driven by accruals for increased marketing costs due to the large number of titles released in the third quarter and significant promotional costs on key titles, an increase in deferred income taxes payable, and higher accrued royalties due to higher sales volume in the third quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006.  This was partially offset by a decrease in payments of payroll accruals and separation and severance costs associated with a less than 7% reduction in workforce in the fourth quarter of fiscal 2006.

Credit Facilities

We have revolving credit facilities with our Centresoft distribution subsidiary located in the UK (the “UK Facility”) and our NBG distribution subsidiary located in Germany (the “German Facility”).  As of December 31, 2006, the UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($23.5 million) on a revolving basis (including the issuance of letters of credit on its behalf).  Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.2 million) guarantee for the benefit of our CD Contact distribution subsidiary as of December 31, 2006.  The UK Facility bore interest at LIBOR plus 2.0% as of December 31, 2006, is collateralized by substantially all of the assets of the subsidiary and expires in January 2007.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  As of December 31, 2006, we were in compliance with these covenants.  No borrowings were outstanding against the UK Facility as of December 31, 2006.  As of

December 31, 2006, the German Facility provided for revolving loans up to EUR 0.5 million ($0.7 million) and bore interest at a Eurocurrency rate plus 2.5%.  The German Facility is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the German Facility as of December 31, 2006.

As of December 31, 2006, we maintained a $7.5 million irrevocable standby letter of credit so that we can qualify for certain payment terms on our purchases from one of our inventory manufacturers.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.  At December 31, 2006, the deposit in the amount of $7.5 million is included in short-term investments as restricted cash.  As of December 31, 2006, we had no borrowing outstanding against this letter of credit.

As of December 31, 2006, our publishing subsidiary located in the UK maintained a EUR 4.0 million ($5.3 million) irrevocable standby letter of credit so that it can qualify for certain payment terms on purchases from one of our inventory manufacturers. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in August 2007.  As of December 31, 2006, we had no borrowings outstanding against this letter of credit.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game.  Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of December 31, 2006, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility and Equipment Leases	Developer and IP	Marketing	Total
Fiscal year ending March 31,

2007 (remaining three months)	$3,456	$37,962	$25	$41,443
2008	14,069	29,340	40,468	83,877
2009	13,033	28,036	26,496	67,565
2010	11,997	29,586	100	41,683
2011	9,754	30,586	100	40,440
Thereafter	22,959	64,173	—	87,132

Total	$75,268	$219,683	$67,189	$362,140

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

Our Disclosure Committee, which operates under the board approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process.  As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure-relevant information.  These quarterly reports are reviewed by certain key corporate finance representatives.  These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee.  Finance representatives also conduct reviews with our senior management team, our internal and external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC.  Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis.  As required by applicable regulatory requirements, the principal executive and financial officers review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting.  With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal control over financial reporting, and will make refinements as necessary.

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

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  These forward-looking statements are subject to business and economic risk and reflect management’s current expectations and are inherently uncertain and difficult to predict.  For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 which are incorporated herein by reference and subsequent filings with the SEC.  You are cautioned that we do not have a policy of updating or revising forward-looking statements, and thus you should not assume that silence by the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.  All of our market risk sensitive instruments are classified as instruments entered into for purposes “other than trading.”  Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated based upon actual fluctuations in interest rates, foreign currency exchange rates and market prices and the timing of transactions.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities generally between three and thirty months.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of December 31, 2006, our cash equivalents and short-term investments included debt securities of $444.0 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of December 31, 2006 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	5.35%	$14,229	$14,221
Variable rate	5.25%	96,605	96,605

Short-term investments:
Fixed rate	4.45%	$439,469	$437,290

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the EUR, GBP and AUD. The volatility of the EUR, GBP and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.  At December 31, 2006 we had outstanding hedging contracts for the purchase of approximately $73.7 million.

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

2) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report.  Based on this controls evaluation, and subject to the limitations described above, the Chief Executive Officers and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective, due solely to, and only to the extent of, the material weakness in our historical stock option granting and modification practice described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2006, we did not maintain effective controls over the accounting for and disclosure of stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the accuracy and valuation of our stock-based compensation transactions related to the granting and modification of our stock options. This control deficiency resulted in the misstatement of stock-based compensation expense, income tax expense, retained earnings, additional paid-in capital, and deferred tax asset accounts and related financial disclosures, and in the restatement of our consolidated financial statements for the fiscal years 2006, 2005, and 2004, each of the quarters of fiscal 2006 and 2005, the first quarter of fiscal 2007, and in adjustments to the interim consolidated financial statements for the second, third, and fourth quarters of fiscal 2007. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness in our internal control over financial reporting.

3) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The following describes the material legal proceedings, examinations and other matters in which the Company and its subsidiaries are involved that: (1) were pending as of December 31, 2006; (2) were terminated during the period from December 31, 2006 through June 7, 2007; or (3) are pending as of June 7, 2007. Thus, the description of a matter may include developments that occurred since December 31, 2006, as well as those that occurred during 2006. The matters include legal proceedings relating to the restatement of our consolidated financial statements, such as class action securities lawsuits, shareholder derivative actions and governmental proceedings.

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

On July 27, 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical stock option grant practices.  In early June 2007, the SEC informed us that the SEC has issued a formal order of non-public investigation, which allows the SEC, among other things, to subpoena witnesses and require the production of documents.  The Company is cooperating with the SEC’s investigation, and representatives of the Special Subcommittee and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and on February 28, 2007 to brief the SEC staff on the Special Subcommittee’s findings and recommendations following the substantial completion of the Special Subcommittee’s investigation.  A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC.  At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

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

In connection with the Special Subcommittee’s review and the restatement of our Consolidated Financial Statements, we have not timely filed certain of our periodic reports with the SEC.  As a result, we have not been in compliance with Nasdaq listing requirements.  We are filing these reports today and believe that, with these filings, we will regain compliance with Nasdaq listing requirements.  Nasdaq has, to date, permitted our securities to remain listed.  However, our securities could be delisted in the future if we do not timely file our required reports with the SEC in the future, if we are required to further restate or amend our filings or if we otherwise do not maintain compliance with applicable listing requirements.  If our securities are delisted from the Nasdaq Global Select Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets”.  The trading of our common stock through the Pink Sheets might reduce the price of our common stock and the levels of liquidity available to our stockholders.  In addition, the trading of our common stock through the Pink Sheets could materially and adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us, or to raise capital at all.  Securities that trade through the Pink Sheets are no longer eligible for margin loans, and a company trading through the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities.  If we are delisted in the future from the Nasdaq Global Select Market and transferred to the Pink Sheets, we could also be subject to other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our securities.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.  Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.  In assessing the findings of the Special Subcommittee’s review and the restatement set forth in our Amended Annual Report on Form 10-K/A for the year ended March 31, 2006, our management concluded that there was a material weakness, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, in our internal control over financial reporting as of March 31, 2006.  Our management has also concluded that this weakness continued to exist as of December 31, 2006.  See the discussion included in Part II, Item 9A of our Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 and Part I, Item 4 of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 for additional information regarding our internal control over financial reporting.

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

10.1

Second Amended and Restated 2002 Employee Stock Purchase Plan for International Employees, as amended, dated as of October 20, 2006 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 23, 2006)

10.2	Employment Agreement dated October 3, 2006 between Brian Hodous and Activision Publishing, Inc.

10.3	Employment Agreement dated October 19, 2006 between Robin Kaminsky and Activision Publishing, Inc.

10.4

Agreement to Amend Employment Agreement between the Company and Robert Kotick, dated December 29, 2006 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 8, 2007)

10.5

Agreement to Amend Employment Agreement between the Company and Brian Kelly, dated December 29, 2006 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on January 8, 2007)

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