Form 10-K
period 2007-03-31
ACTIVISION INC /NY
filed 2007-06-14
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-12699

ACTIVISION, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4803544
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3100 Ocean Park Blvd., Santa Monica, CA	90405
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (310) 255-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Preferred Stock Purchase Rights	The NASDAQ Global Select Market
Common Stock, par value $.000001 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on September 30, 2006 was $3,404,053,450.

The number of shares of the registrant’s Common Stock outstanding as of June 7, 2007 was 283,310,734.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2007 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

PART I

This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “future”, “intend”, “may”, “plan”, “positioned”, “potential”, “project”, “scheduled”, “set to”, “subject to”, “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, included in Part I. Item 1A. All references to “we”, “us”, “our”, “Activision” or “the Company” in the following discussion and analysis mean Activision, Inc. and its subsidiaries.

Item 1.          BUSINESS

(a)                                  General

Activision, Inc. (“Activision,” the “Company,” or “we”) is a leading international publisher of interactive entertainment software and peripheral products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our fiscal 2007 product portfolio included such best-selling products as Call of Duty 3, Guitar Hero II, Tony Hawk’s Project 8, Tony Hawk’s Downhill Jam,  Marvel: Ultimate Alliance, Over the Hedge, and X-Men: The Official Game.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Wii (“Wii), and Microsoft Xbox 360 (“Xbox360”) console systems, Nintendo Game Boy Advance (“GBA”), Sony PlayStation Portable (“PSP”), and Nintendo Dual Screen (“NDS”) hand-held devices, and the personal computer (“PC”). The installed base for the current generation of hardware platforms is significant and the fiscal 2006 release of the Xbox360 and the fiscal 2007 releases of the PS3 and the Wii will further expand the software market. We had a successful and significant presence at the launches of the PS3 and the Wii with three launch titles for the PS3, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Project 8, and five launch titles for the Wii, Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Fishing, and Tony Hawk’s Downhill Jam. Our plan is to continue to build on our significant launch presence on the PS3, Wii, and Xbox360 (“the next-generation platforms”) by continuing to expand the number of titles released on the next generation platforms while continuing to market to current-generation platforms as long as economically attractive given their large installed base.

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

(b)                                Business Combinations

We have completed a number of acquisitions of both software development companies and interactive entertainment product distribution companies. In fiscal 2007, we acquired video game publisher RedOctane Inc., the publisher of the popular Guitar Hero franchise. See Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the accounting treatment of these and prior acquisitions.

(c)                                 Financial Information About Industry Segments

We have two reportable segments: publishing and distribution. Publishing relates to the development (both internally and externally), marketing and sale of DVD, CD, UMD, online, and cartridge-based interactive entertainment software and peripheral products owned or controlled by us directly, by license, or through our affiliate label program with certain third-party publishers. Distribution primarily refers to logistical and sales services provided by our European distribution subsidiaries to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware. See Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain financial information regarding reporting segment and geographic areas required by Item 1.

(d)                                Narrative Description of Business

Our objective is to be a worldwide leader in the development, publishing, and distribution of quality interactive entertainment software and peripheral products that deliver a highly satisfying consumer entertainment experience. Our business strategy, the key components of our business operations, and the risk factors that could impact our business are detailed below.

Strategy

Create, Acquire, and Maintain Strong Brands. We focus development and publishing activities principally on products that are, or have the potential to become, franchise properties with sustainable consumer appeal and brand recognition. It is our experience that these products can then serve as the basis for sequels, prequels, and related new products that can be released over an extended period of time. We believe that the publishing and distribution of products based in large part on franchise properties enhances predictability of revenues and the probability of high unit volume sales and operating profits. We have entered into a series of strategic relationships with the owners of intellectual property pursuant to which we have acquired the rights to publish products based on franchises such as Marvel Characters, Inc. properties, including Spider-Man and X-Men. We have a multi-year, multi-property, publishing agreement with DreamWorks Animation LLC that grants us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, “Over the Hedge,” which was released in the first quarter of fiscal 2007, and all of their respective forthcoming sequels, including “Shrek the Third,” which was released in May 2007, and “Madagascar 2.”  As part of our agreement with DreamWorks Animation, we have the exclusive video game rights to potential future films in the “Shrek” franchise beyond “Shrek the Third,” upcoming movies, including “Bee Movie” and “Kung Fu Panda,” as well as other films currently in development, including “Creature Feature” and “How to Train Your Dragon.”  We have a strategic alliance with Harrah’s Entertainment, Inc. that grants us the exclusive, worldwide interactive rights to develop and publish “World Series of Poker” video games based on the popular World Series of Poker Tournament. We also have a strategic relationship with professional skateboarder Tony Hawk through an exclusive multi-year agreement to develop video games using his name and likeness. Through fiscal 2007, we have released eight successful titles in the Tony Hawk franchise. We also have created a number of successful internally developed intellectual properties such as the True Crime and Call of Duty franchise properties, and GUN. We also have agreements with MGM Interactive and EON Productions Ltd. to develop and publish video games based on the James Bond license and with Hasbro Properties Group (“Hasbro”) to develop and publish video games based on the “Transformers” brand. We plan on releasing our first title under the Hasbro license, Transformers the Game, concurrently with the DreamWorks Pictures and Paramount Pictures Corporation motion picture release, “Transformers,” in July 2007.

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

Create and Maintain Diversity in Product Mix, Platforms, and Markets. We believe that maintaining a diversified mix of products can reduce our operating risks and enhance profitability. Therefore, we develop and publish products spanning a wide range of product categories, including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. We also develop products designed for target audiences ranging from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. Presently, we concentrate on developing, publishing, and distributing products that operate on PS2,  PS3, Xbox360, and Wii console systems, GBA, PSP, and NDS hand-held devices, and the PC. We typically offer our products for use on multiple platforms in order to reduce the risks associated with any single platform, leverage our costs over a larger installed hardware base, and increase unit sales.

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

Products

Historically, we have been best known for our action/adventure, strategy, and simulation products. We have been successful in the superheroes and skateboarding categories with our release of titles based on the Spider-Man and X-Men properties, as well as the Tony Hawk franchise. We have also been successful in the first person action categories through the Call of Duty original intellectual property, which we plan on continuing as a successful long-term franchise. In fiscal 2007 we successfully entered the music-based gaming genre with the acquisition of the Guitar Hero franchise. This franchise combines interactive software with a hardware peripheral in the form of a guitar and provides us with an early leadership position and long-term growth opportunity. We have established ourselves as a leader in the “value” software publishing business with products under our Cabela’s, Rapala, World Series of Poker, and Greg Hasting’s Paintball licenses, as well as with products distributed on behalf of our “value” affiliate label partners. Products published by us in this category are generally developed by third parties, often under contract with us, and are marketed under the Activision Value Publishing name. Value software is typically less sophisticated and less complex, both in terms of the development process and consumer gameplay.

Hardware Licenses. Our products currently are being developed or published primarily for PS2, PS3, Wii, and Xbox360 console systems; PSP and NDS hand-held devices; and PCs. In order to maintain general access to the console systems and hand-held devices marketplace, we have maintained licenses for PS2, PS3, Wii, and Xbox360 console systems and GBA, PSP, and NDS hand-held devices with the owners of each such platform. Each license allows us to create multiple products for the applicable platform, subject to certain approval rights which are reserved by each licensor. Each license also requires that we pay the licensor a per unit royalty for each unit manufactured. In contrast, we are not required to obtain any license for the development and production of products for PCs.

Intellectual Property Rights. Many of our current and planned releases are based on intellectual property, other character or story rights, and music rights licensed from third parties, as well as a combination of characters, worlds, and concepts derived from our extensive library of titles, and original characters and concepts owned and created by us. When publishing products based on licensed intellectual property rights, we generally seek to capitalize on the name recognition, marketing efforts, and goodwill associated with the underlying property. For intellectual property owned by Activision, we generally attempt to establish such properties as sustainable, long-term game franchises.

In acquiring intellectual property rights from third parties, we seek to obtain rights to publish titles across a variety of platforms, to include the ability to produce multiple titles and to retain rights over an extended period of time. In past years, we have been able to enter into a series of long-term or multi-product agreements with owners of various intellectual properties that are well known throughout the world and to create products based on these recognizable characters, story lines, or concepts. These agreements typically provide us with exclusive publishing rights for a specific period of time and, in some cases, for specified platforms and, in other cases, with renewal rights upon the satisfaction of certain conditions. The scope of our licensing activities includes theatrical motion pictures, television shows, animated films and series, comic books, literary works, music, sports personalities and events, and celebrities. We intend to continue expanding relationships with our existing intellectual property partners and to enter into agreements with other intellectual property owners for additional recognizable properties, characters, story lines and concepts. However, we may not be able to maintain or expand our existing relationships or to seek out and sustain new long-term relationships of similar caliber in the future.

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

In consideration for the services that the independent third-party developer provides, it receives a royalty generally based on net sales of the product that it has developed. Typically, the developer also receives an advance, which we recoup from the royalties otherwise payable to the developer. The advance generally is paid in “milestone” stages. The payment at each stage is tied to the completion and delivery of a detailed performance milestone. Some contracts include minimum guaranteed royalty payments which are recorded as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Working with an independent developer allows us to reduce our fixed development costs, share development risks with the third-party developer, take advantage of the third-party developer’s expertise in connection with certain categories of products or certain platforms, and gain access to proprietary development technologies.

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

Sales and Distribution

North America. Our products are available for sale or rental in thousands of retail outlets domestically. Our North American customers include Best Buy, Blockbuster, Circuit City, GameStop, Target, Toys “R” Us, and Wal-Mart. Our largest customers, Wal-Mart and GameStop, accounted for approximately 22% and 8%, respectively, of consolidated net revenues for the fiscal year ended March 31, 2007. For the fiscal year ended March 31, 2006, our largest customers, Wal-Mart and GameStop, accounted for 22% and 10%, respectively, of consolidated net revenues.

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

International. Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries. We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Italy, Spain, the Netherlands, Canada, Sweden, Australia, South Korea, and Japan. Whenever practicable, we seek to maximize our worldwide revenues and profits by releasing high quality foreign language releases concurrently with English language releases and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories.

Affiliate Labels. In addition to our own products, we distribute a select number of interactive entertainment products that are developed and marketed by other third-party publishers through our “affiliate label” programs in North America, Europe, and the Asia Pacific region. The distribution of other publishers’ products allows us to increase the efficiencies of our sales force and provides us with the ability to better ensure adequate shelf presence at retail stores for all of the products that we distribute. Distributing other publishers’ titles mitigates the risk associated with a particular title or titles published by us failing to achieve expectations. Services provided by us under our affiliate label program include order solicitation, in-store marketing, logistics and order fulfillment, sales channel management, as well as other accounting and general administrative functions. Our current affiliate label partners include LucasArts, as well as several affiliate label partners in our “value” business. Each affiliate label relationship is unique and may pertain only to distribution in certain geographic territories such as the North America, Europe, or the Asia Pacific region and may be further limited only to specific titles or titles for specific platforms.

See Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain financial information regarding reporting segments and geographic areas required by Item 1.

Distribution

We distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries: Centresoft in the United Kingdom; NBG in Germany; and CD Contact in the Benelux

countries. These subsidiaries act as wholesalers in the distribution of products and also provide packaging and logistical and sales services. They provide services to our publishing operations and to various third-party publishers, including Sony Computer Entertainment (“Sony”), Nintendo Co. Ltd. (“Nintendo”), and Microsoft Corporation (“Microsoft”). Centresoft is Sony’s exclusive distributor of PlayStation products to the independent channel in the United Kingdom. In the fiscal year ended March 31, 2007, sales for Sony, Nintendo, and Microsoft accounted for approximately 22%, 6%, and 2%, respectively, of our worldwide distribution net revenues.

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

Emerging Technologies

We are actively supporting emerging platforms (wireless devices, digital downloads, closed and open online networks, and interactive television) by publishing and licensing key brands for these emerging platforms. We have published and licensed rights to various brands, such as Tony Hawk’s Project 8, Tony Hawk’s Downhill Jam, GUN, Activision Anthology, and Call of Duty 3 for various hand-held wireless devices. We also develop and optimize many of our titles for consoles that support online play, such as PS2, Xbox Live on the Xbox360, and the Sony PS3 and Nintendo Wii consoles. We believe that more of our brands can be successfully published for wireless and online platforms, as well as exploited through other emerging technologies, as they continue to evolve.

In addition, we derive revenue from in-game advertising consisting primarily of fixed product placement. We are developing and expanding on dynamic ad serving technology and will continue to focus on attracting third parties to advertise in our video games.

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

Capcom Co. Ltd.; Eidos PLC; Electronic Arts Inc.; Konami Company Ltd.; Midway Games Inc.; Namco Bandai Games Ltd.; Sega Enterprises, Ltd.; Take-Two Interactive Software, Inc.; THQ Inc.; Ubisoft Entertainment; Vivendi Games Publishing; and the Walt Disney Company. In addition, integrated video game console hardware and software companies such as Sony, Nintendo, and Microsoft compete directly with us in the development of software titles for their respective platforms.

Employees

As of March 31, 2007, we had approximately 2,125 employees, including approximately 1,300 in product development, 200 in North American publishing, 175 in international publishing, 150 in operations, corporate finance and administration, and 300 in European distribution activities.

As of March 31, 2007, approximately 340 of our full-time employees were subject to term employment agreements with us. These agreements generally commit such employees to employment terms of between one and five years from the commencement of their respective agreements. Most of the employees subject to such agreements are executive officers or key members of the product development, sales, or marketing divisions. These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors, and marketing product managers. The execution by us of employment agreements with such employees, in our experience, reduces our turnover during the development, production, and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities.

None of our employees are subject to a collective bargaining agreement except for the employees of our German distribution subsidiary who are allowed by German law to belong to an organized labor council. To date, we have not experienced any labor-related work stoppages.

Financial Information about Foreign Geographic Areas

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 of Notes to Consolidated Financial Statements included in Item 8.

Available Information

Our website is located at http://www.activision.com. Furthermore, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website. The information found on our website is not a part of, and is not incorporated by reference into, this or any other report that we file with or furnish to the SEC.

Item 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations, and the market value of our securities could decline. The risks discussed below are not the only ones we face. Additional risks exist that we do not currently believe to be material, and there may also be other risks that are not currently known to us, that may also harm our business and adversely affect our future financial performance and the market value of our stock.

Risks Factors Relating to the Interactive Entertainment Software Industry and Our Business

We depend on a relatively small number of brands for a significant portion of our revenues and profits.

A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year, and these products are responsible for a disproportionate amount of our profits. In addition, many of these products have substantial production or acquisition costs and marketing budgets. In fiscal 2007, 39% of our consolidated net revenues (and 52% of our worldwide publishing net revenues) was derived from three brands, which accounted for 17%, 13%, and 9% of consolidated net revenues, respectively (and 23%, 18%, and 11% of worldwide publishing net revenues, respectively). In fiscal 2006, 30% of our consolidated net revenues (and 38% of our worldwide publishing net revenues) was derived from three brands, which accounted for 14%, 8%, and 8% of consolidated net revenues, respectively (and 18%, 10%, and 10% of our worldwide publishing net revenues, respectively ). In fiscal 2005, 37% of our consolidated net revenues (and 48% of our worldwide publishing net revenues) was derived from three brands, which accounted for 16%, 11%, and 10% of consolidated net revenues, respectively (and 21%, 14%, and 13% of our worldwide publishing net revenues, respectively). We expect that a limited number of popular brands will continue to produce a disproportionately large amount of our revenues and profits. Due to this dependence on a limited number of brands, the failure to achieve anticipated results by one or more products based on these brands may significantly harm our business and financial results.

Our future success depends on our ability to release popular products.

The life of any one game product is relatively short and generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our operating results and cause our operating results to be materially different from expectations. It is therefore important for us to be able to continue to develop many high quality new products that are popularly received. We focus our development and publishing activities principally on products that are, or have the potential to become, franchise brand properties. If we are unable to do this, our business and financial results may be negatively affected.

Our business is “hit” driven. If we do not deliver “hit” titles, or if consumers prefer competing products, our sales could suffer.

While many new products are regularly introduced, only a relatively small number of “hit” titles account for a significant portion of net revenue. Competitors may develop titles that imitate or compete with our “hit” titles, and take sales away from us or reduce our ability to command premium prices for those titles. Hit products published by our competitors may take a larger share of consumer spending than we anticipate, which could cause our product sales to fall below our expectations. If our competitors develop more successful products or offer competitive products at lower price, or if we do not continue to develop consistently high-quality and well received products, our revenue, margins, and profitability will decline.

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

Our business is highly dependent on the success, timely release and availability of new video game platforms, on the continued availability of existing video game platforms, as well as our ability to develop commercially successful products for these platforms.

We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony’s PlayStation 2 and PlayStation 3, Microsoft’s Xbox 360 and Nintendo’s Wii and DS. The success of our business is driven in large part by the availability of an adequate supply of these video game platforms, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on a meaningful revenue opportunity. If the platforms for which we are developing products are not released when anticipated, are not available in adequate quantities to meet consumer demand, or do not attain wide market acceptance, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed.

Transitions in console platforms could have a material impact on the market for interactive entertainment software.

In fiscal 2006, Microsoft released Xbox and in fiscal 2007, Sony and Nintendo introduced their respective next-generation hardware platforms, the PlayStation 3 and Wii. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance. This decline may not be offset by increased sales of products for the new console platforms. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on our software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for next-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions may be more volatile and more difficult to predict than during other times, which may cause greater fluctuations in our stock price.

We must make significant expenditures to develop products for new platforms which may not be successful or released when anticipated.

We must make substantial product development and other investments in a particular platform well in advance of introduction of the platform and we may be required to realign our product portfolio and development efforts in response to market changes. Furthermore, development costs for new console platforms are greater than such costs for current console platforms. If increased costs are not offset by higher revenues and other cost efficiencies, our operating results will suffer and our financial position will be harmed. If the platforms for which we develop new software products or modify existing products are not released on a timely basis or do not attain significant market penetration, or if we develop products for a delayed or unsuccessful platform or cancel development of products in response to market changes, we may not be able to recover in revenues our development costs, which could be significant, and our business and financial results could be significantly harmed.

In addition, we seek to release many of our products in conjunction with specific events, such as the release of a related movie. If we miss these key selling periods due to product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately.

If the average price of prior-generation titles continues to decline or if we are unable to sustain launch pricing on next-generation titles, our operating results will suffer.

We have experienced a decrease in the average price of our titles for prior-generation platforms. As the interactive entertainment industry transitions to next-generation video game platforms, we expect there to be fewer prior-generation titles able to command premium prices, and we expect that even these titles will be subject to price reductions at an earlier point in their sales cycle than we have seen in prior years. We expect the average price of prior-generation titles to continue to decline, which may have a negative effect on our margins and operating results.

Our next-generation titles for the Xbox360, Sony’s PlayStation 3 and the Nintendo Wii have been offered at premium retail prices since the launch of such consoles. We expect to continue to price next-generation titles at a premium level, but if we are unable to sustain launch pricing on these next-generation titles we may experience a negative effect on our margins and operating results.

Our industry is highly competitive and our competition may succeed in narrowing our market share and reducing our sales.

We compete primarily with other publishers of personal computer and video game console interactive entertainment software and peripherals. Our competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing, and product development resources than we have. In addition, integrated video game console hardware and software companies such as Sony, Nintendo, and Microsoft compete directly with us in the development of software titles for their respective platforms. Certain of these competitors can spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports, music and character properties, and pay more to third-party software developers than we can.

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

Our agreements with these manufacturers include certain provisions, such as approval rights over all software products and related hardware peripherals and promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow them substantial influence over our costs and the release schedule of our products. In addition, since each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Accordingly, Sony, Nintendo, or Microsoft could cause unanticipated delays in the release of our products as well as increases to our development, manufacturing, marketing, or distribution costs, which could materially harm our business and financial results.

In addition, our platform licensors control our ability to provide online game capabilities for our console platform products and in large part establish the financial terms on which these services are offered to consumers. Currently, Microsoft provides online capabilities for the Xbox360 and Sony provides online capabilities for PS2 and PS3 products. In each case, compatibility code and/or the consent of the licensor are required for us to include online capabilities in our products. As these capabilities become more significant, the failure or refusal of our licensors to approve our products may harm our business.

Our platform licensors set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs.

We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer’s game platform. In order to publish products for new hardware platforms, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, the platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles and the manufacturing of products. The control that platform licensors have over the fee structures for their platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. It is also possible that platform licensors will not renew our licenses. Because publishing products for console systems is the largest portion of our business, any increase in fee structures or nonrenewal of licenses would have a significant negative impact on our business model and profitability.

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

Increased competition for skilled third-party software developers also has compelled us to agree to make significant advance payments on royalties to game developers. If the products subject to these arrangements do not generate sufficient revenues to recover these royalty advances, we would have to write-off unrecovered portions of these payments, which could cause material harm to our business and financial results. Typically, we pay developers a royalty based on a percentage of net revenues, less agreed upon deductions, but from time to time, we have agreed to pay developers fixed per unit product royalties after royalty advances are fully recouped. To the extent that sales prices of products on which we have agreed to pay a fixed per unit royalty are marked down, our profitability could be adversely affected.

If our products contain defects, our business could be harmed significantly.

Software products and peripherals as complex as the ones we publish may contain undetected errors when first introduced or when new versions are released. Despite extensive testing prior to release, we cannot be certain that errors will not be found in new products or releases after shipment, that could result in loss of or delay in market acceptance. This loss or delay could significantly harm our business, financial results, and reputation.

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

Sales of certain titles such as Guitar HeroTM are affected by hardware peripheral availability.

Some of our titles involve a separate hardware peripheral, such as the guitar in Guitar HeroTM . Typically, we sell such software both in bundles with the hardware peripheral and on a stand-alone basis. Consumer may not want to buy such game software if they cannot also buy the hardware peripheral. If we underestimate demand or otherwise are unable to produce sufficient quantities of the hardware peripheral or allocate too few peripherals to geographic markets and hardware platforms where demand exceeds supply, we will forego revenue. This may also create greater opportunities for competitors to develop or gain market share with competitive product offerings. If we overestimate demand and make too many peripherals, or allocate too many peripherals to geographic markets and hardware platforms where there is insufficient demand, we will incur unrecoverable manufacturing costs for unsold units as well as for unsold game software. In either case, hardware peripheral manufacturing and allocation decisions may negatively affect our financial performance.

There are a limited number of manufacturers who are authorized by Sony, Nintendo or Microsoft to make the hardware peripherals for Guitar HeroTM,  and the majority of those manufacturers are located in China. Anything that adversely impacts the ability of those manufacturers to produce the hardware peripheral for us, including without limitation the revocation of the first party license to produce the hardware, the utilization of such manufacturer’s capacity by one or our competitors, or issues generally negatively impacting international companies operating in China, will adversely impact our ability to supply those peripherals to the market.

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

Our sales may decline substantially without warning and in a brief period of time because a majority of our sales are made to a relatively small number of key customers and because we do not have long-term contracts for the sale of our products.

In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries. Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. Our largest customers, Wal-Mart and GameStop, accounted for approximately 22% and 8%, respectively, of our consolidated net revenues for the fiscal year ended March 31, 2007 and approximately 22% and 10% of our consolidated net revenues for the fiscal year ended March 31, 2006. The loss of, or significant reduction in sales to, any of our principal retail customers or distributors could significantly harm our business and financial results. The concentration of sales in a small number of large customers also could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. In addition, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

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

We may not be able to maintain our distribution relationships with key vendors and customers.

Our CD Contact, NBG, and Centresoft subsidiaries distribute interactive entertainment software and hardware products and provide related services in the Benelux countries, Germany, and the United Kingdom, respectively, and via export in other European countries for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers. From time to time, they also maintain exclusive relationships to serve certain retail customers. These services are generally performed subject to limited-term arrangements. Although we expect to use reasonable efforts to retain these vendors and retail customer relationships, we may not be successful in this regard. The cancellation or non-renewal of one or more of these arrangements could significantly harm our business and financial results.

Our business is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment industry, including: the popularity, price and timing of our games and the platforms on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted. Many of these risks are beyond our control. These risks could negatively impact our business and financial results.

We are exposed to seasonality in the sale of our products.

The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the calendar year end holiday buying season. As a result, our net revenues, gross profits, and operating income have historically been highest during the second half of the calendar year. Our receivables and credit risk are likewise higher during the second half of the calendar year as our customers stock up on our products for the holiday season. Additionally, in a platform transition period, sales of game console software products can be significantly affected by the timeliness of introduction of game console platforms by the manufacturers of those platforms, such as Sony, Nintendo, and Microsoft. The timing of hardware platform introduction is also often tied to holidays and is not within our control. If a hardware platform is released unexpectedly close to the holidays, this would result in a shortened holiday buying season and could negatively impact the sales of our products. Further, delays in development, licensor approvals, or manufacturing can also affect the timing of the release of our products, causing us to miss key selling periods such as the calendar year end holiday buying season.

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

Our products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technology.

We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect our proprietary rights. We own or license various copyrights, patents, and trademarks. We are aware that some unauthorized copying occurs within the interactive entertainment software industry, and if a significantly greater amount of unauthorized copying of our software products were to occur, it could cause material harm to our business and financial results.

Policing unauthorized use of our products is difficult, and software piracy is a persistent problem, especially in some countries. Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, though we take steps to make the unauthorized copying and distribution of our products more difficult, as do the manufacturers of consoles on which our games are played, neither our efforts nor those of the console manufacturers may be successful in controlling the piracy of our products. Organized pirate operations have been expanding globally. In addition, the proliferation of technology designed to circumvent the protection measures we use in our products, the availability of broadband access to the Internet, the ability to download pirated copies of our games from various Internet sites and peer-to-peer networks, and the widespread proliferation of Internet cafes using pirated copies of our products, all have contributed to an expansion in piracy. This could have a negative effect on our growth and profitability in the future.

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

Data breaches involving the source code for our products or customer or employee data stored by us could adversely affect our reputation and revenue.

We store the source code for our interactive entertainment software products as it is created on multiple electronic devices. In addition, we store customer account information for, and other confidential information related to, our employees. A breach of the systems on which such source code, account information and other sensitive data is stored could lead to piracy of our software or fraudulent activity and claims and lawsuits against us in connection with data security breaches. If we are subject to data security breaches, we may have a loss in sales or be forced to pay damages or other amounts, which could materially and adversely affect our profitability. In addition, any damage to our reputation resulting from a data breach could have a material adverse impact on our revenue and future growth prospects, or increase our costs by leading to additional security measures being required.

We may be subject to intellectual property claims.

As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims. Many of our products are highly realistic and feature materials that are based on real world examples, which may be the subject of intellectual property infringement claims of others. In addition, our products often utilize complex, cutting edge technology that may become subject to emerging intellectual property rights of others. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement. From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend.

•                  Intellectual property litigation or claims could force us to do one or more of the following:

•                              Cease selling, incorporating, or using products or services that incorporate the challenged intellectual property;

•                              Obtain a license from the holder of the infringed intellectual property, which if available at all, may not be available on commercially favorable terms; or

•                              Redesign the affected interactive entertainment software products or hardware peripherals, which could cause us to incur additional costs, delay introduction and possibly reduce commercial appeal of our products.

Any of these actions may cause material harm to our business and financial results.

We are subject to the rating of our content by the Entertainment Software Rating Board and similar agencies. Failure to obtain our target ratings for our products could negatively impact our sales.

The Entertainment Software Rating Board (the “ESRB”) requires game publishers to provide consumers with ratings information, including information relating to violence, nudity, or sexual content contained in software titles, and imposes significant penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for product sales in those countries. In some instances, we may be required to modify our products to comply with the requirements of rating systems, which could delay or disrupt the release of our products, or we may be prevented from selling them altogether in certain territories. Our software titles receive a rating from the ESRB of “Everyone” (age 6 and older), “Everyone 10+” (age 10 and older), “Teen” (age 13 and over), or “Mature” (age 17 and over). Many of our titles have received an “Mature” rating. None of our titles have received the “Adults Only” rating (18 and over). We believe that we comply with rating systems and properly display the ratings and content descriptions received for our titles. If we are unable to obtain the ratings we have targeted for our products as a result of changes in the ESRB’s ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected.

Our business, products, and distribution are subject to increasing regulation of content in key territories. If we do not successfully respond to these regulations, our business may suffer.

Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, privacy laws in the United States and Europe impose various restrictions on our collection and storage of personal information. Those rules vary by territory although the Internet recognizes no geographical boundaries. In addition, many foreign countries have laws that permit governmental entities to censor the content and/or advertising of interactive entertainment software. Other countries, such as Germany, prohibit certain types of content.

In the United States, numerous laws have been introduced at the federal and state level which attempt to restrict the content of products such as ours or the distribution of such products. For example, recent legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games (e.g., violent games or those with “M (Mature)” or “AO (Adults Only)” ratings) to minors. In addition, a number of state legislative bodies in states such as Illinois, California, Michigan, and Washington have introduced various forms of legislation designed to regulate and control sales of video games deemed inappropriate for sales to minors. New and recent incidents may lead to increased pressure for legislative activity. To date, all the courts have ruled on such legislation in a manner favorable to the interactive entertainment software industry. But in the event such legislation is adopted and enforced, the sales of our products may be harmed because the products we are able to offer to our customers and the size of the potential market for our products may be limited. We may also be required to modify our products or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our products.

If one or more of our titles were found to contain objectionable undisclosed, pertinent content, our business could suffer.

Throughout the history of our industry, many video games have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. However, in some cases, undisclosed, pertinent content or features have been found in other publishers’ interactive entertainment software products. In a few cases, the ESRB has reacted to discoveries of undisclosed, pertinent content and features by changing the rating that was originally assigned to the product, requiring the publisher to change the game and/or game packaging and/or fining the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, interactive entertainment software consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the company whose game contained the objectionable material, and, in at least one occasion, filing a lawsuit against the publisher of the product containing such content.

We have implemented preventative measures designed to reduce the possibility of objectionable undisclosed, pertinent content from appearing in the video games we publish. Nonetheless, these preventative measures are subject to human error, circumvention, overriding, and reasonable resource constraints. If a video game we published were found to contain undisclosed, pertinent content, the ESRB could demand that we recall a game and change its packaging to reflect a revised rating, retailers could refuse to sell it and demand we accept the return of any unsold copies or returns from customers, and/or consumers could refuse to buy it, demand that we refund their money or file a lawsuit against us. This could have a material negative impact on our operating results and financial condition. In addition, our reputation could be harmed, which could impact sales of other video games we sell. If any of these consequences were to occur, our business and financial performance could be significantly harmed.

Our products may be subject to legal claims.

In prior fiscal years, at least two lawsuits have been filed against numerous video game companies, including us, by the families of victims who were shot and killed by teenage gunmen in attacks perpetrated at schools. These lawsuits alleged that the video game companies manufactured and/or supplied these teenagers with violent video games, teaching them how to use a gun and causing them to act out in a violent manner. These lawsuits have been dismissed. Similar additional lawsuits may be filed in the future. Although our general liability insurance carrier agreed to defend us in such lawsuits in the past, it is uncertain whether the insurance carrier would do so in the future, or if it would cover all or any amounts which we might be liable for if such future lawsuits are not decided in our favor. If such future lawsuits are filed and ultimately decided against us and our insurance carrier does not cover the amounts we are liable for, it could have a material adverse effect on our business and financial results. Payment of significant claims by insurance carriers may make such insurance coverage materially more expensive or unavailable in the future, thereby exposing our business to additional risk.

Other Risks Relating to Our Business and Ownership of Our Stock

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

Limitations on our capacity or ability to issue stock and options may require us to use more cash in our employee compensation packages.

Our amended and restated certificate of incorporation and our option plans limit the number of shares of our stock and the number of stock options that we can issue. To increase these limits, we must seek and obtain approval of our stockholders. If our stockholders do not approve increases in our available stock and option “pool”, our ability to offer stock and stock options to new and existing employees will be limited. This may in turn impair our ability to recruit and retain employees. It may also require us to place greater reliance on cash compensation, which may not be as attractive to existing and prospective employees. Increased use of cash for employee compensation will also reduce the amount of cash available to us for other uses. Each of these consequences could have negative effects on our business and financial results.

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

In our fiscal year 2007, we began recognizing stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” related to our employee equity compensation and employee stock purchase programs. The recognition of this expense has a significant impact in lowering our reported net income (or increase our reported net loss).

Beginning in the fiscal year ended March 31, 2007, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires us to recognize compensation expense for all stock-based awards based on estimated fair values. As a result, beginning with our first quarter of fiscal 2007, our operating results contain a charge for stock-based compensation related to the equity-based awards we provide to our employees, as well as stock purchases under our employee stock purchase plans. This expense is in addition to the stock-based compensation expense we have recognized in prior periods related to restricted stock unit grants, acquisitions and other grants. The stock-based compensation charges we incur depend on the number of equity-based awards we grant and the number of shares of common stock we sell under our employee stock purchase plans, as well as a number of estimates and variables such as estimated forfeiture rates, the trading price and volatility of our common stock, the expected term of our options, and interest rates. As a result, our stock-based compensation charges can vary significantly from period to period. Going forward, our adoption of SFAS 123R will continue to significantly lower our reported net income (or increase our reported net loss), which could have an adverse impact on the trading price of our common stock.

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

Our international revenues may be affected by regulatory requirements and barriers, cultural differences and currency fluctuations.

Our international revenues have accounted for a significant portion of our total revenues. International sales and licensing accounted for 50%, 52% and 50%, respectively, of our consolidated net revenues in fiscal 2007, 2006 and 2005, respectively. We expect that international revenues will continue to account for a significant portion of our total revenues in the future. International sales may be subject to unexpected regulatory requirements, tariffs, and other barriers. Additionally, foreign sales that are made in local currencies may fluctuate. We have and may continue to engage in limited currency hedging activities. While these hedging activities mitigate some foreign currency risk, our reported results of operations and financial condition would be adversely affected by unfavorable foreign currency fluctuations, particularly the Euro, British pound sterling, Australian dollar and Canadian dollar. Currency exchange rate fluctuations had a positive impact on revenues from internal sales and licensing in the fiscal year ended March 31, 2007. In the future, currency exchange rates may have a negative or materially adverse impact on revenues from international sales and licensing and thus on our business and financial results. In addition, cultural differences may affect consumer preferences and limit the popularity of titles that are “hits” in the United States. If we do not correctly assess consumer preferences in the countries in our market, our sales and revenue may be lower than expected.

Risk Factors Relating to Results of the Special Subcommittee Review of our Stock Option Granting Practices

SEC investigation and litigation relating to stock options remain pending and may adversely affect our business and results of operations.

Although the special subcommittee of independent members of our Board of Directors established in July 2006 to review our historical stock option granting practices (the “Special Subcommittee”) has completed its review of those practices and our stock option grants made in the period between 1992 and 2006, a formal investigation by the SEC relating to our stock option granting practices remains pending, as does derivative litigation against us and certain of our current and former directors and officers. Although we believe that we have taken appropriate action by restating our financial statements for the fiscal year ended March 31, 2006, as filed in our Amended Annual Report on Form 10-K/A on May 25, 2007, and made appropriate disclosures for matters relating to stock options, the SEC (or the court in the derivative actions) may disagree with the findings of the Special Subcommittee or with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors. If so, we may need to further restate our prior financial statements, further amend our filings with the SEC, or take other actions not currently contemplated. In addition, these proceedings are likely to result in additional legal expense that may affect our results in future periods, and may also result in diversion of management attention and other resources, as well as fines, penalties, damages and other sanctions. These eventualities could materially and adversely affect our business and results of operations. We cannot currently predict the ultimate outcome of these proceedings.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting. In assessing the findings of the Special Subcommittee’s review and the restatement set forth in our Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006, our management concluded that there was a material weakness, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, in our internal control over financial reporting as of March 31, 2006. Our management concluded that this weakness was remedied as of March 31, 2007 with the adoption of new equity compensation policies and procedures by the Compensation Committee and Nominating/Corporate Governance Committees of our Board of Directors and, accordingly, no longer exists as of the date of this filing. See the discussion included in Part II, Item 9A of this Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for additional information regarding our internal control over financial reporting.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

Our principal corporate and administrative offices are located in approximately 122,200 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405. The following is a listing of the principal offices maintained by us on May 31, 2007:

PROPERTY	LOCATION	SQ FT	OWNERSHIP	LEASE EXPIRATION

Corporate Offices	Santa Monica, CA, USA	122,200	Lease	December 2010

Product Development Facilities

Activision Canada	Barrie, Ontario	1,900	Lease	July 2007
Beenox, Inc.	Quebec City, Quebec, Canada	11,110	Lease	September 2007 + January 2010
China	Shanghai & Taipei, China	1,500	Lease	Month to Month
Infinity Ward, Inc.	Encino, CA, USA	35,300	Lease	October 2012
Luxoflux, Inc.	Santa Monica, CA, USA	14,800	Lease	January 2009
Motion Capture Studio	Los Angeles, CA, USA	11,500	Lease	March 2009
Neversoft Entertainment, Inc.	Woodland Hills, CA, USA	53,300	Lease	September 2014
Raven Studios	Middleton, WI, USA	35,300	Lease	June 2015
RedOctane	Chennai, India	6,500	Lease	July 2008 + May 2009
Shaba Games, Inc.	San Francisco, CA, USA	23,300	Lease	February 2013
Toys For Bob, Inc.	Novato, CA, USA	9,500	Lease	July 2007
Treyarch Corporation	Santa Monica, CA, USA	56,200	Lease	November 2009
Vicarious Visions, Inc.	Menands, NY, USA	37,100	Lease	May 2016
Vicarious Visions, Inc.	Mountain View, CA, USA	3,100	Lease	June 2007
Z-Axis, Ltd.	Foster City, CA, USA	24,000	Lease	February 2009

Publishing Facilities

Australia Publishing	Sydney, Australia	7,300	Lease	July 2007
France Publishing	Bezons, France	3,500	Lease	October 2007
German Publishing	Burglengenfeld, Germany	2,200	Own	N/A
Italy Publishing	Legnano, Italy	2,700	Lease	September 2009
Japan Publishing	Tokyo, Japan	2,200	Lease	March 2008
Korea Publishing	Seoul, South Korea	1,700	Lease	August 2007
Nordic Publishing	Stockholm, Sweden	1,000	Lease	July 2010
RedOctane	Sunnyvale, CA, USA	11,800	Lease	March 2008
Spain Publishing	Madrid, Spain	1,000	Lease	April 2009
United Kingdom Publishing	Stockley Park, UK	15,000	Lease	September 2015
Value Publishing	Eden Prairie, MN, USA	14,000	Lease	May 2008

Distribution Facilities

German Distribution	Burglengenfeld, Germany	40,900	Own	N/A
Netherlands Distribution-offices	Breda, the Netherlands	1,000	Lease	Month to Month
Netherlands Distribution-warehouse	Venlo, the Netherlands	44,600	Own	N/A
United Kingdom Distribution	Birmingham, UK	182,100	Lease	May 2011-2018

Our publishing operations additionally lease facilities in Arkansas, Canada, Minnesota, New York, and Texas for purposes of sales and branch offices.

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

Case No. BC356454 (filed August 3, 2006). These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Two derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006); and Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006). These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints allege, among other things, purported improprieties in the Company’s issuance of stock options. Plaintiffs seek various relief on behalf of the Company, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. The Company expects that defense expenses associated with the matters will be covered by its directors and officers insurance, subject to the terms and conditions of the applicable policies. On May 24, 2007, the Superior Court granted the Company’s motion to stay the state action. The court’s order stays the action pending the resolution of motions to dismiss in the federal action, but is without prejudice to any party’s right to seek modification of the stay upon a showing of good cause, including a showing that matters may be addressed in the Superior Court without the potential for conflict with or duplication of the federal court proceedings. The Company filed motions to dismiss in the federal action on June 1, 2007, which will be fully briefed by August 15, 2007. The Company was also informed that, on June 1, 2007, a derivative case, Abdelnur vs. Kotick et al., was filed in the United States District Court for the Central District of California, C.D. Case No. CV07-3575 AHM (PJWx), by the same law firm that previously filed the Hamian case, alleging substantially the same claims.

On July 27, 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical stock option grant practices. In early June 2007, the SEC informed the Company that the SEC has issued a formal order of non-public investigation, which allows the SEC, among other things, to subpoena witnesses and to require the production of documents. The Company is cooperating with the SEC’s investigation, and representatives of the special subcommittee of independent members of our Board of Directors established in July 2006 to review our historical stock option granting practices (the “Special Subcommittee”) and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and on February 28, 2007 to brief the SEC staff on the Special Subcommittee’s findings and recommendations following the substantial completion of the Special Subcommittee’s investigation. A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC. At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

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

The following table sets forth for the periods indicated the high and low reported sale prices for our common stock. As of June 7, 2007, there were approximately 2,417 holders of record of our common stock.

	High	Low
Fiscal 2006
First Quarter ended June 30, 2005	$13.88	$10.64
Second Quarter ended September 30, 2005	17.30	12.07
Third Quarter ended December 31, 2005	18.03	12.94
Fourth Quarter ended March 31, 2006	15.93	11.81

Fiscal 2007
First Quarter ended June 30, 2006	$15.11	$10.71
Second Quarter ended September 30, 2006	16.00	10.47
Third Quarter ended December 31, 2006	18.19	14.22
Fourth Quarter ended March 31, 2007	19.20	16.05

On June 7, 2007, the last reported sales price of our common stock was $18.46.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Activision, Inc. under the Securities Act of 1933, as amended or the Exchange Act.

The graph below compares the cumulative 5-year total return of holders of Activision, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Technology Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from March 31, 2002 to March 31, 2007. We have never paid cash dividends on our common stock and have no present plans to do so.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Activision, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

* $100 invested on 3/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending March 31.

	3/02	3/03	3/04	3/05	3/06	3/07

Activision, Inc.	100.00	48.44	119.33	148.84	184.91	253.97
NASDAQ Composite	100.00	72.11	109.76	111.26	132.74	139.65
RDG Technology Composite	100.00	66.96	99.40	95.82	112.91	117.27

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Cash Dividends

We paid no cash dividends in our fiscal years 2007 or 2006 nor do we anticipate paying any cash dividends at any time in the foreseeable future. We expect that earnings will be retained for the continued growth and development of the business. Future dividends, if any, will depend upon our earnings, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors.

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

Under the buyback program, we did not repurchase any shares of our common stock in the fiscal years ended March 31, 2007, 2006, or 2005. We repurchased approximately 3.4 million shares of our common stock for $12.4 million in the fiscal year ended March 31, 2004. In addition, approximately 3.1 million shares of common stock were acquired in the fiscal year ended March 31, 2004 as a result of the settlement of $10.0 million of structured stock repurchase transactions entered into in fiscal 2003. As of March 31, 2007, we had no outstanding structured stock repurchase transactions. Structured stock repurchase transactions are settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we either have our capital investment returned with a premium or receive shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.

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

We may redeem the rights for $0.01 per right at any time until the first public announcement of the acquisition of beneficial ownership of 15% of our common stock. At any time after a person has acquired 15% or more (but before any person has acquired more than 50%) of our common stock, we may exchange all or part of the rights for shares of common stock at an exchange ratio of one share of common stock per right. The rights expire on April 18, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2007 is as follows (amounts in thousands, except per share amounts):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	27,060	$9.36	9,619
Equity compensation plans not approved by security holders	23,304	$4.53	256
Total	50,364		9,875

See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 for the material features of each equity compensation plan that was adopted without security holder approval.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2007 are derived from our consolidated financial statements except basic and diluted earnings per share and basic and diluted weighted average shares outstanding which have been restated for the effect of our stock splits. The Consolidated Balance Sheets as of March 31, 2007 and 2006 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended March 31, 2007, and the report thereon, are included elsewhere in this Form 10-K (in thousands, except per share data).

	For the fiscal years ended March 31,
	2007	2006	2005	2004	2003

Statement of Operations Data:

Net revenues	$1,513,012	$1,468,000	$1,405,857	$947,656	$864,116
Cost of sales – product costs	799,587	734,874	658,949	475,541	440,977
Cost of sales – intellectual property licenses and software royalties and amortization	178,478	205,488	185,997	91,606	124,196
Income from operations	73,147	15,226	179,608	104,537	84,691
Income before income tax provision	109,825	45,856	192,700	110,712	93,251
Net income	85,787	40,251	135,057	74,098	59,003
Basic earnings per share (1)	0.31	0.15	0.54	0.31	0.23
Diluted earnings per share (1)	0.28	0.14	0.49	0.29	0.21
Basic weighted average common shares outstanding (1)	281,114	273,177	250,023	236,887	256,639
Diluted weighted average common shares outstanding (1)	305,339	294,002	277,712	258,350	277,620

Net Cash Provided By (Used In):

Operating activities	27,162	86,007	215,309	67,403	90,975
Investing activities	(35,242)	(85,796)	(143,896)	(170,155)	(301,547)
Financing activities	27,968	45,088	72,654	117,569	64,090

	As of March 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:

Working capital	$1,060,064	$922,199	$913,819	$675,796	$422,500
Cash, cash equivalents and short-term investments	954,849	944,960	840,864	587,649	406,954
Capitalized software development and intellectual property licenses	231,196	147,665	127,340	135,201	107,921
Goodwill	195,374	100,446	91,661	76,493	68,019
Total assets	1,793,947	1,418,255	1,305,919	966,220	703,070
Long-term debt	—	—	—	—	2,671
Shareholders’ equity	1,411,532	1,222,623	1,097,274	830,141	595,994

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

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), the Sony PlayStation 3 (“PS3”), the Nintendo Wii (“Wii”), and the Microsoft Xbox360 (“Xbox360”) console systems, the Nintendo Game Boy Advance (“GBA”), the Nintendo Dual Screen (“NDS”), and the Sony PlayStation Portable (“PSP”) hand-held devices, and the personal computer (“PC”). The installed base for the previous generation of hardware platforms (e.g., PS2, Xbox) is significant and the fiscal 2006 release of the Xbox360 and the fiscal 2007 releases of the PS3 and the Wii will further expand the software market. During the third quarter of fiscal 2007, we had a successful and significant presence at the launches of the PS3 and the Wii with three launch titles for the PS3, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Project 8, and five launch titles for the Wii, Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Fishing, and Tony Hawk’s Downhill Jam. Our plan is to continue to build on our significant launch presence on the PS3, Wii, and Xbox360 (“the next-generation platforms”) by continuing to expand the number of titles released on the next generation platforms while continuing to market to current-generation platforms as long as economically attractive given their large installed base.

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

Our fiscal 2007 releases have included well-established brands, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases. For example, we have a long-term relationship with Marvel Entertainment, Inc. through an exclusive licensing agreement for the Spider-Man and X-Men franchises through 2017. This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book and movie franchises Spider-Man and X-Men. Through March 31, 2007, games based on the Spider-Man and X-Men franchises have generated approximately $852.7 million in net revenues worldwide. Under this agreement, in the first quarter of fiscal 2007 we released the video game, X-Men: The Official Game, coinciding with the theatrical release of “X-Men: The Last Stand.”  In the third quarter of fiscal 2007, we released Marvel: Ultimate Alliance across multiple platforms and Spider-Man: Battle for New York on the NDS and GBA. In addition, through our licensing agreement with Spider-Man Merchandising, LP, we developed and published video games based on Columbia Pictures/Marvel Entertainment, Inc.’s feature film “Spider-Man 3,” which was released in May 2007.  Our agreement with Spider-Man Merchandising, LP grants us exclusive worldwide publishing rights to publish entertainment software products based on subsequent Spider-Man movie sequels or new television series through 2017.

We also have an exclusive licensing agreement with professional skateboarder Tony Hawk. The agreement grants us exclusive rights to develop and publish video games through 2015 using Tony Hawk’s name and likeness. Through March 31, 2007, we have released eight successful titles in the Tony Hawk franchise with cumulative net revenues of $1.2 billion, including the two fiscal 2007 third quarter releases, Tony Hawk’s Project 8, which was released on the PSP, Xbox360, PS2, and PS3, and Tony Hawk’s Downhill Jam which was released on the Wii, NDS, and GBA. According to the NPD Group, which is a provider of consumer and retail market research information for a wide range of industries, for the eighth consecutive year the Tony Hawk franchise had a top 10 best-selling game in the U.S. for the month of December. We will continue to build on the highly successful Tony Hawk franchise with future releases currently in development for multiple platforms.

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

We have continued our focus on establishing and maintaining relationships with talented and experienced software development and publishing teams. In June 2006, we acquired RedOctane, Inc. (“RedOctane”), the publisher of the popular Guitar Hero franchise. In the third quarter of fiscal 2007 we released Guitar Hero 2 on the PS2, which according to the NPD Group was the #1 game in dollars for the U.S. for the month of December and the #2 game overall for the third quarter of fiscal 2007. We have also developed Guitar Hero 2 for the Xbox360 and plan on continuing to build on this franchise by investing in future development of Guitar Hero titles across a variety of platforms. We also have development agreements with other top-level, third-party developers such as id Software, Inc., Splash Damage, Ltd., and Traveller’s Tales.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises. For example, we have a multi-year, multi-property, publishing agreement with DreamWorks Animation LLC that grants us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, “Over the Hedge,” which was released in the first quarter of fiscal 2007, and all of their respective sequels. In addition, our multi-year agreement with DreamWorks Animation LLC also grants us the exclusive video game rights to four upcoming feature films, as well as potential future films in the “Shrek” franchise beyond the “Shrek the Third.”

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

We also continue to build on our portfolio of licensed intellectual property. In February 2006, we signed an agreement with Hasbro Properties Group granting us the exclusive global rights (excluding Japan) to develop console, hand-held, and PC games based on Hasbro’s “Transformers” brand. We anticipate releasing the first game concurrently with the July 2007 movie release of the live action “Transformers” film from DreamWorks Pictures and Paramount Pictures. In April 2006, we signed an agreement with MGM Interactive and EON Productions Ltd. granting us the exclusive rights to develop and publish interactive entertainment games based on the James Bond license through 2014. In May 2006, we signed a multi-year agreement with Mattel, Inc. which grants us the exclusive worldwide distribution rights to new video games on all platforms based on Mattel, Inc.’s Barbie brand. In the third quarter of fiscal 2006, we distributed six Barbie titles: Barbie in the 12 Dancing Princesses, The Barbie Diaries: High School Mystery, Barbie Fashion Show, Barbie Horse Adventures: Mystery Ride, Barbie and the Magic of Pegasus, and Barbie as the Princess and the Pauper. In September 2006, we entered into a distribution agreement with MTV Networks Kids and Family Group’s Nickelodeon, a division of Viacom Inc., to be the exclusive distributor of three new Nick Jr. PC CD-ROM titles, published by Nickelodeon and based on the top preschool series on commercial television, Dora The Explorer, The Backyardigans, and Go, Diego, Go!.

We are utilizing these developer relationships, new intellectual property acquisitions, new original intellectual property creations, and our existing library of intellectual property to further focus our game development on product lines that will deliver significant, lasting, and recurring revenues and operating profits.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to Consolidated Financial Statements included in Item 8. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Sales incentives or other consideration given by us to our customers are accounted for in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  In accordance with EITF Issue 01-9, sales incentives and other consideration that are considered adjustments of the selling price of our products, such as rebates and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular ad, are reflected as sales and marketing expenses.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, and consistent delivery to us of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our March 31, 2007 allowance for returns and price protection would impact net revenues by $0.9 million.

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

Stock-Based Compensation. On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the fiscal year ended March 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 14 for additional information.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We have elected not to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. We followed paragraph 81 of SFAS No. 123R to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Stock-based compensation expense recognized under SFAS 123R for the fiscal year ended March 31, 2007 was $25.5 million. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation expense was recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date. Under the intrinsic value method, compensation expense was recorded on the measurement date only if the current market price of the underlying stock exceeded the stock option or other stock-based award’s exercise price. For the fiscal years ended March 31, 2006 and 2005, we recognized $3.1 million and $3.4 million, respectively, in stock-based compensation expense related to employee stock options and restricted stock, under APB 25. See Note 14 to the Consolidated Financial Statements for additional information.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the fiscal year ended March 31, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, April 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal year ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of April 1, 2005, we changed our method of valuation for share-based awards to a binomial-lattice model from the Black-Scholes option-pricing model (“Black-Scholes model”) which was used for options granted prior to April 1, 2005 for FAS 123 fair value disclosures. For additional information, see Note 14 to the Consolidated Financial Statements. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Selected Consolidated Statements of Operations Data

The following table sets forth certain Consolidated Statements of Operations data for the periods indicated as a percentage of consolidated net revenues and also breaks down net revenues by territory, business segment, and platform, as well as operating income by business segment (in thousands):

	Fiscal Year ended March 31,
	2007		2006		2005

Net revenues	$1,513,012	100%	$1,468,000	100%	$1,405,857	100%

Costs and expenses:
Cost of sales – product costs	799,587	52	734,874	50	658,949	47
Cost of sales – software royalties and amortization	132,353	9	147,822	10	123,800	9
Cost of sales – intellectual property licenses	46,125	3	57,666	4	62,197	5
Product development	133,073	9	132,651	9	87,776	6
Sales and marketing	196,213	13	283,395	19	230,299	16
General and administrative	132,514	9	96,366	7	63,228	4

Total costs and expenses	1,439,865	95	1,452,774	99	1,226,249	87

Income from operations	73,147	5	15,226	1	179,608	13

Investment income, net	36,678	2	30,630	2	13,092	1

Income before income tax provision	109,825	7	45,856	3	192,700	14

Income tax provision	24,038	1	5,605	—	57,643	4

Net income	$85,787	6%	$40,251	3%	$135,057	10%

Net Revenues by Territory:
North America	$753,376	50%	$710,040	48%	$696,325	50%
Europe	718,973	47	717,494	49	675,074	48
Other	40,663	3	40,466	3	34,458	2

Total net revenues	$1,513,012	100%	$1,468,000	100%	$1,405,857	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$886,795	59%	$812,345	55%	$713,947	51%
Hand-held	153,357	10	158,861	11	138,695	10
PC	78,886	5	183,457	13	220,087	15

Total publishing net revenues	1,119,038	74	1,154,663	79	1,072,729	76

Distribution:
Console	238,662	16	196,413	13	256,452	18
Hand-held	122,293	8	76,973	5	23,282	2
PC	33,019	2	39,951	3	53,394	4

Total distribution net revenues	393,974	26	313,337	21	333,128	24

Total net revenues	$1,513,012	100%	$1,468,000	100%	$1,405,857	100%

Operating Income (Loss) by Segment:
Publishing	$64,076	4%	$(6,715)	—%	$155,863	11%
Distribution	9,071	1	21,941	1	23,745	2

Total operating income	$73,147	5%	$15,226	1%	$179,608	13%

Results of Operations – Fiscal Years Ended March 31, 2007 and 2006

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS2, PS3, Xbox360, and Wii), PCs, and hand-held game devices (such as the GBA, NDS, and PSP). We also derive revenue from our distribution business in Europe that provides logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the years ended March 31, 2007 and 2006 (in thousands):

	For the fiscal years ended March 31,		Increase/	Percent
	2007	2006	(Decrease)	Change
Publishing net revenues

North America	$753,376	$710,040	$43,336	6%

Europe	324,999	404,157	(79,158)	(20)%
Other	40,663	40,466	197	0%

Total international	365,662	444,623	(78,961)	(18)%

Total publishing net revenues	1,119,038	1,154,663	(35,625)	(3)%

Distribution net revenues	393,974	313,337	80,637	26%

Consolidated net revenues	$1,513,012	$1,468,000	$45,012	3%

Consolidated net revenues increased 3% from $1,468.0 million for the fiscal year ended March 31, 2006 to $1,513.0 million for the fiscal year ended March 31, 2007. This increase in consolidated net revenues was driven by the following:

•                  Strong performance of our North American publishing unit led to a year over year increase in net revenues of $43.3 million or 6%. In the third quarter of fiscal 2007, we released a focused but high quality slate of titles, which resulted in strong consumer demand for our new releases in the third quarter, continuing reorders in the fourth quarter and strong price realization. In fiscal 2007, our major releases included Call of Duty 3, Guitar Hero 2, Marvel: Ultimate Alliance, Tony Hawk’s Project 8, Over the Hedge, X-Men: Official Game, Shrek Smash N’ Crash, Tony Hawk’s Downhill Jam, Series of Poker Tournament of Champions, Pimp My Ride, and titles for our Cabela’s, History Channel and new Barbie franchises. In fiscal 2006, we released the following major releases: Doom 3 for the Xbox, Madagascar, Fantastic Four, Ultimate Spider-Man, X-Men Legends II, THAW, Call of Duty 2, Call of Duty 2: Big Red One, GUN, True Crime: New York City, Quake 4, Shrek SuperSlam, The Movies, Cabela’s Dangerous Hunts 2, and World Series of Poker.

•                  An increase in net revenues from our distribution business due to a stronger release schedule for certain third-party publishers, higher revenues from hardware sales related to the launch of PS3 and Nintendo Wii, as well as ongoing sales of NDS and PSP, and the addition of a significant new customer in the second quarter of fiscal 2007.

•                  Impact of the year over year strengthening of the Great Britain Pound (“GBP”), Euro (“EUR”) and Australian Dollar (“AUD”)  in relation to the United States Dollar (“USD”). Foreign exchange rates increased reported net revenues by approximately $51.6 million or 4% for the year ended March 31, 2007. Excluding the impact of changing foreign currency rates, our consolidated net revenues remained about in line with prior year.

Partially offset by:

•                  A decrease in publishing net revenues from our European publishing operations primarily due to a more focused slate in fiscal 2007, and a decrease in our affiliate business as only one title, LucasArts’ Star Wars

Lego 2 was released in 2007, whereas two strong affiliate titles, LucasArts’ Star Wars: Episode III Revenge of the Sith and LucasArts’ Star Wars Battlefront II, were released in fiscal 2006.

In fiscal 2008, we plan to leverage our traditional core franchises, such as Spiderman, Shrek, Call of Duty and Tony Hawk, and extend our market leadership in the music-based gaming genre with Guitar Hero. In addition, we expect strong market growth as the next generation consoles gain critical mass. As a result, we anticipate revenues will increase in fiscal 2008 in comparison to the record net revenues achieved in fiscal 2007.

North America Publishing Net Revenues (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$753,376	50%	$710,040	48%	$43,336	6%

North America publishing net revenues increased 6% from $710.0 million for the year ended March 31, 2006 to $753.4 million for the year ended March 31, 2007. Although the company released fewer titles in fiscal 2007, the high quality slate drove strong consumer demand and enabled the company to maintain pricing and record lower provisions for returns and price protection than in fiscal 2006. Net revenues were impacted by strong performances from Guitar Hero 2, Call of Duty 3, Marvel: Ultimate Alliance and Tony Hawk’s Project 8. North America publishing net revenues increased as a percentage of consolidated net revenues from 48% for the year ended March 31, 2006 to 50% for the year ended March 31, 2007. The increase in the percentage of consolidated net revenues is due to a combination of strong performance in North America and a decrease in our international publishing net revenues due to a smaller slate and a decrease in the number of affiliate titles in Europe released in fiscal 2007.

International Publishing Net Revenues (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$365,662	24%	$444,623	30%	$(78,961)	(18)%

International publishing net revenues decreased by 18% from $444.6 million for the year ended March 31, 2006 to $365.7 million for the year ended March 31, 2007. Additionally, international publishing net revenues as a percentage of consolidated net revenues decreased from 30% for the year ended March 31, 2006 to 24% for the year ended March 31, 2007. The decrease in international publishing net revenues was primarily due to the decrease in the number of titles released internationally in fiscal 2007. Additionally, in Europe, our net revenues were impacted by a decrease in revenues from our affiliate titles. Fiscal 2006 included the successful LucasArts’ titles, Star Wars: Revenge of the Sith and Star Wars Battlefront II, while fiscal 2007 included one major affiliate label release, LucasArts’ Lego Star Wars II: The Original Trilogy. The decrease in international publishing net revenues was partially offset by a year over year strengthening of the EUR and the GBP in relation to the USD, which increased reported net revenues for fiscal 2007 by approximately $24.2 million. Excluding the impact of changing foreign currency rates, our international publishing net revenues decreased 23% year over year.

Publishing Net Revenues by Platform

Publishing net revenues decreased 3% from $1,154.7 million for the year ended March 31, 2006 to $1,119.0 million for the year ended March 31, 2007. The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the years ended March 31, 2007 and 2006 (in thousands):

	Year Ended	% of	Year Ended	% of
	March 31,	Publishing	March 31,	Publishing	Increase/	Percent
	2007	Net Revs	2006	Net Revs	(Decrease)	Change
Publishing Net Revenues

PC	$78,886	7%	$183,457	16%	$(104,571)	(57)%

Console
Sony PlayStation 3	53,842	5%	—	—%	53,842	n/a
Sony PlayStation 2	500,927	45%	422,239	36%	78,688	19%
Microsoft Xbox360	200,394	18%	102,809	9%	97,585	95%
Microsoft Xbox	54,232	5%	205,864	18%	(151,632)	(74)%
Nintendo Wii	54,636	5%	—	—%	54,636	n/a
Nintendo GameCube	22,761	2%	80,964	7%	(58,203)	(72)%
Other	3	—%	469	—%	(466)	(99)%

Total console	886,795	80%	812,345	70%	74,450	9%

Hand-held
Game Boy Advance	48,478	4%	79,738	7%	(31,260)	(39)%
PlayStation Portable	49,931	4%	52,016	5%	(2,085)	(4)%
Nintendo Dual Screen	54,948	5%	27,107	2%	27,841	103%

Total hand-held	153,357	13%	158,861	14%	(5,504)	(3)%

Total publishing net revenues	$1,119,038	100%	$1,154,663	100%	$(35,625)	(3)%

Personal Computer Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$78,886	7%	$183,457	16%	$(104,571)	(57)%

Net revenues from sales of titles for the PC decreased 57% from $183.5 million and 16% of publishing net revenues for the year ended March 31, 2006 to $78.9 million and 7% of publishing net revenues for the year ended March 31, 2007. The decreases were primarily due to the strong performance of our fiscal 2006 PC releases, as well as a decrease in the number of titles released for the PC during fiscal 2007 as compared to fiscal 2006. In fiscal 2006, we released the highly successful PC title, Call of Duty 2, which was ranked by NPD Funworld as the number two best selling PC title in the United States for the third quarter of fiscal 2006, as well as Quake 4, The Movies, and Doom 3: Resurrection of Evil. This compares to fiscal 2007 where net revenues were primarily derived from catalog sales of Call of Duty 2, Quake 4 and The Movies, as well as revenues from our European affiliate title LucasArts’ Lego Star Wars II: The Original Trilogy.

We expect fiscal 2008 PC publishing net revenues to increase due to the release of Enemy Territory: Quake Wars, and Call of Duty 4, as well as PC releases of large scale movie titles (Spider Man the Movie 3, Shrek the Third and Transformers). Quake and Call of Duty had no PC releases in the fiscal 2007 base period and should attract a significant audience on the PC platform in fiscal 2008.

Sony PlayStation 3 Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$53,842	5%	$—	—%	$53,842	n/a

The PS3 was released in November 2006 in North America and in March 2007 in Europe. Consistent with our goal of having a significant presence at the launch of each new platform, we released three titles concurrently with the hardware releases: Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Project 8. All of these titles were released at premium retail pricing (i.e. $59.99 in the United States).

We expect net revenues from sales of titles for the PS3 to increase as the installed base of hardware grows.

Sony PlayStation 2 Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$500,927	45%	$422,239	36%	$78,688	19%

Net revenues from sales of titles for the PS2 increased 19% from $422.2 million for the year ended March 31, 2006 to $500.9 million for the year ended March 31, 2007. Although we released a fewer number of major titles for the PS2 in fiscal 2007, the strong performance of these releases, particularly the PS2 exclusive title Guitar Hero 2, resulted in higher net revenues in absolute dollars and as a percentage of publishing net revenues. The key titles impacting the fiscal 2007 results were Call of Duty 3, the #3 title overall for the third quarter of fiscal 2007 according to NPD Funworld, and Guitar Hero 2 (game and accessories), the #1 best selling title on the PS2 platform for the third quarter of fiscal 2007 per NPD Funworld. In addition, we released Marvel: Ultimate Alliance, Over the Hedge, Tony Hawk’s Project 8, X-Men: The Official Game, Shrek Smash N’ Crash Racing and our European affiliate title, LucasArts’ Star Wars Lego 2. This compares to fiscal 2006 where we released the PS2 titles Call of Duty 2: Big Red One, Tony Hawk’s American Wasteland, Shrek SuperSlam, GUN, True Crime: New York City, Madagascar, Fantastic Four, X-Men Legends 2, Ultimate Spiderman and two affiliate titles in Europe, LucasArts’ Star Wars: Revenge of the Sith and Star Wars Battlefront II.

Although we expect net revenues from sales of titles for the PS2 to decline over time as consumers transition to next generation platforms, we continue to expect significant net revenues for PS2 for fiscal 2008 as we plan to develop and release many of our key titles on this platform.

Microsoft Xbox360 Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$200,394	18%	$102,809	9%	$97,585	95%

Net revenues from sales of titles for the Xbox360 increased 95% from $102.8 million for the year ended March 31, 2006 to $200.4 million for the year ended March 31, 2007. As a percentage of publishing net revenues, net revenues from sales of titles for the Xbox360 doubled from 9% for the year ended March 31, 2006 to 18% for the year ended March 31, 2007. These increases are due to the growing installed base for the Xbox360, as well as an increase in the number of titles released. In fiscal 2007, we released ten titles for this platform, and according to NPD Funworld, three of our titles, Call of Duty 3, Tony Hawk’s Project 8 and Marvel: Ultimate Alliance ranked among the top ten Xbox 360 titles during the third quarter of fiscal 2007. In fiscal 2006, we released four titles concurrently with the November 2005 launch of the Xbox360 hardware, Call of Duty 2, THAW, Quake 4, and GUN, and we experienced strong sales for these four titles although limited by hardware availability.

We expect net revenues from sales of titles for the XBox360 to significantly increase in the upcoming fiscal year due to the growing installed base and our strong slate of Xbox360 titles.

Microsoft Xbox Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$54,232	5%	$205,864	18%	$(151,632)	(74)%

Net revenues from sales of titles for the Xbox decreased 74% from $205.9 million for the year ended March 31, 2006 to $54.2 million for the year ended March 31, 2007. As a percentage of publishing net revenues, net revenues from sales of titles for the Xbox decreased from 18% for the year ended March 31, 2006 to 5% for the year ended March 31, 2007. These decreases were primarily attributable to a slowdown in sales for the Xbox as customers upgrade to the Xbox360, and the reduction in the number of titles released by us for this platform. In fiscal 2007 we released five major titles for Xbox: Call of Duty 3, Tony Hawk’s Project 8, Marvel: Ultimate Alliance, Over the Hedge and X-Men: The Official Game. In fiscal 2006, we released our largest slate including Call of Duty: Big Red One, Tony Hawk’s American Wasteland, GUN, Ultimate Spiderman, X-Men Legends 2, True Crime: New York City, Shrek: SuperSlam, Madagascar, Fantastic Four and the Xbox exclusive, Doom 3.

We expect our fiscal 2008 net revenues from sales of titles for the Xbox to decrease as consumers transition to next generation platforms and as we stop developing new titles for this platform.

Nintendo Wii Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$54,636	5%	$—	—%	$54,636	n/a

The Nintendo Wii was released in November 2006. Consistent with our goal of having a significant presence at the launch of each next generation platform, we released five titles concurrently with the release of Wii;

Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Fishing, and Tony Hawk’s Downhill Jam. With the strong consumer demand for the platform, our five releases performed well, three of which were top ten Wii titles in the third quarter of fiscal 2007, according to NPD Funworld: Call of Duty 3, Marvel Ultimate Alliance and Tony Hawk’s Downhill Jam.

We expect net revenues from sales of titles for the Wii to significantly increase with the growth of the installed base and an increase in the number of titles on our slate for fiscal 2008. Due to its mass market appeal, we believe that the Wii will provide a significant opportunity for us in the upcoming fiscal years.

Nintendo GameCube Net Revenues (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$22,761	2%	$80,964	7%	$(58,203)	(72)%

Net revenues from sales of titles for the Nintendo GameCube decreased 72% from $81.0 million for the year ended March 31, 2006 to $22.8 million for the year ended March 31, 2007. The decrease in absolute dollars and as a percentage of publishing net revenues reflects a decrease in the number of new releases in fiscal 2007 compared to fiscal 2006 and a significant slowdown in sales on the GameCube platform as customers transition to the next generation platforms. In fiscal 2006, we released nine major titles: Madagascar, Tony Hawk’s American Wasteland, Ultimate Spiderman, Fantastic Four, Call of Duty: Big Red One, True Crime: New York City, GUN, Shrek Super Slam and X-Men Legends 2. This compares to fiscal 2007 when we released four titles: Over the Hedge, X-Men: The Official Game, Shrek Smash N’ Crash Racing, and our European affiliate title, Star Wars Lego 2.

 We expect net revenues for the GameCube to significantly decrease in fiscal 2008. Net revenues will be generated from catalog sales only, as we will no longer develop titles for this platform.

Hand-held (in thousands)

March 31,	% of Publishing	March 31,	% of Publishing	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$153,357	13%	$158,861	14%	$(5,504)	(3)%

Net revenues from sales of titles for the hand-held platforms decreased 3% from $158.9 million for the year ended March 31, 2006 to $153.4 million for the year ended March 31, 2007. Hand-held net revenues as a percentage of publishing net revenues decreased slightly from 14% to 13%. Within the hand-held platforms, net revenues for the GBA platform decreased 39%, from $79.7 million for the prior fiscal year, to $48.5 million for fiscal 2007, PSP decreased by 4%, from $52.0 million to $49.9 million, and net revenues for the NDS doubled from $27.1 million for fiscal 2006 to $54.9 million for the current year. The decrease in net revenues for GBA is primarily related to slower GBA sales due to wider acceptance of the NDS platform. The net revenue increase for NDS reflects the strong performance of our key fiscal 2007 titles which includes Over the Hedge, Tony Hawk’s Downhill Jam, X-Men: The Official Game, Spider-Man: Battle for New York and LucasArts’ Star Wars Lego 2 in Europe, as the platform continued to gain consumer acceptance and market share. PSP net revenues for fiscal 2007 were slightly lower than the previous year. In fiscal 2006, we released a stronger PSP slate and our titles performed well with the consumer excitement for the March 2005 North America platform launch, and the September 2005 European platform launch. The 2006 slate included Tony Hawk’s Underground 2, Spider-Man: The Movie 2, X-Men Legends 2, World Series of Poker, and two affiliate titles in Europe. Our key releases in fiscal 2007 were Marvel: Ultimate Alliance, Tony Hawk’s Project 8, Call of Duty: Roads to Victory, and one European affiliate title, LucasArts’ Star Wars Lego 2.

With the installed base of the NDS and PSP continuing to increase, we expect that fiscal 2008 hand-held net revenues to continue to increase year over year.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base for the next-generation platforms, as well as the performance of key product releases from our product release schedule. We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with Xbox 360 having the largest percentage of that business in fiscal 2008 due to its large installed hardware base and our strong slate of titles. We expect significant growth in net revenues from PS3 and Wii next-generation console systems and a decrease in the percentage of PS2 business in fiscal 2008. With the installed base of the NDS and PSP platforms continuing to increase, we also expect to see a continued increase in our hand-held business in line with the growth in the installed base. Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year and revenues and profits are significantly affected by our ability to release highly successful “hit” titles. For example, for the year ended March 31, 2007, 29% of our consolidated net revenues and 39% of worldwide publishing net revenues were derived from net revenues from our Call of Duty 3, Guitar Hero 2, and Marvel:  Ultimate Alliance titles. Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles. We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Three key factors that could affect future publishing and distribution net revenue performance are console hardware pricing, software pricing, and transitions in console platforms.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Historically, we have seen that lower console hardware prices put downward pressure on software pricing.  However, we expect console software launch pricing for the Xbox360 and PS3 to hold at current levels as a result of the strong consumer acceptance of these price points that has occurred since the launch of the next generation platforms and the greater product capability and value of next generation titles. We continue to expect software pricing on PS2 to hold at $39.99 with continued momentum on this platform. We will not be launching any new NGC or Xbox title in fiscal year 2008.

Distribution Net Revenues (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$393,974	26%	$313,337	21%	$80,637	26%

Distribution net revenues for the year ended March 31, 2007 increased 26% from the prior fiscal year, from $313.3 million to $394.0 million. Foreign exchange rates increased reported distribution net revenues by approximately $27.3 million for the year ended March 31, 2007. Excluding the impact of the changing foreign currency rates, our distribution net revenues increased $53.3 million or 17% year over year. This year over year increase was primarily due to the strong releases for certain third-party publishers, increased hardware sales primarily related to the launch of two new platforms in fiscal 2007, the PS3 and the Nintendo Wii, as well as ongoing sales of NDS and PSP hardware, and the addition of a new customer in the second quarter of fiscal 2007.

The mix of distribution net revenues between hardware and software sales varied year over year with approximately 17% of distribution net revenues from hardware sales in the year ended March 31, 2007 as compared to 20% in the prior fiscal year. Fiscal 2007 results included the hardware releases of the Nintendo Wii in November 2006 and the PS3 in late March 2007. Fiscal 2006 included the release of the PSP in Europe in the second quarter and the Xbox360 in November 2005. The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, and our ability to establish and maintain distribution agreements with hardware manufacturers, third-party software publishers and retail customers.

We expect our fiscal 2008 distribution net revenues to decrease in absolute dollars and as a percentage of consolidated net revenues when compared with fiscal 2007 primarily due to the loss of a customer at the end of fiscal 2007 and strong growth of our publishing business.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

	% of		% of
March 31,	Consolidated	March 31,	Consolidated	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$799,587	52%	$734,874	50%	$64,713	9%

“Cost of sales – product costs” represented 52% and 50% of consolidated net revenues for the years ended March 31, 2007 and 2006, respectively. In absolute dollars, “cost of sales — product costs” increased 9% from $734.9 million for the year ended March 31, 2006 to $799.6 million for the year ended March 31, 2007. The primary factors affecting the increase in “cost of sales – product costs” in absolute dollars and as a percentage of consolidated net revenues were:

•                  An increase in consolidated net revenues of 3% from $1,468.0 million for the year ended March 31, 2006 to $1,513.0 million for the year ended March 31, 2007.

•                  A higher percentage of our business relating to distribution which carries higher product costs than our publishing business.

•                  Higher net revenues from products for console platforms in absolute dollars and as a percentage of publishing net revenues from $812.3 million and 70% of publishing net revenues in fiscal 2006 to $886.8 million and 80% of publishing net revenues in fiscal 2007. Console products have higher costs of sales – product costs associated with them than PC products, due to the royalty payments to hardware manufacturers.

Partially offset by:

•                  Non-recurring write-downs of inventory costs recorded in fiscal 2006 in the amount of $14.5 million due to the high level of inventory for certain titles which, due to weaker market conditions and a slow down in re-orders caused by the console transition.

We expect cost of sales — product costs as a percentage of net revenues to decrease in fiscal 2008 as compared to fiscal 2007 primarily due to a larger proportion of our business being derived from the publishing segment in fiscal 2008.

Cost of Sales – Software Royalties and Amortization (in thousands)

	% of		% of
March 31,	Publishing	March 31,	Publishing	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$132,353	12%	$147,822	13%	$(15,469)	(10)%

“Cost of sales – software royalties and amortization” for the year ended March 31, 2007 decreased as a percentage of publishing net revenues from the prior fiscal year, from 13% to 12%. In absolute dollars, “cost of sales

– software royalties and amortization” for the year ended March 31, 2007 also decreased from the prior fiscal year, from $147.8 million to $132.4 million. The decreases were mainly due to:

•                  A decrease in the number of titles released in fiscal 2007 as compared to the prior year when we had the largest slate of new releases in our history. A decrease in amortization of software development costs from internally developed games, was partially offset by increases in royalties for games developed by third party developers.

•                  Non-recurring costs recorded in fiscal 2006 totaling $12.6 million, related to impairment charges for a title in development in 2006, and recoverability write-offs related to released titles.

We expect “costs of sales – software royalties and amortization” to increase in fiscal 2008 in proportion to the expected increase in publishing net revenues.

Cost of Sales – Intellectual Property Licenses (in thousands)

	% of		% of
March 31,	Publishing	March 31,	Publishing	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$46,125	4%	$57,666	5%	$(11,541)	(20)%

“Cost of sales – intellectual property licenses” for the year ended March 31, 2007 decreased in absolute dollars and as a percentage of publishing net revenues over the same period last year, from $57.7 million to $46.1 million and from 5% to 4%, respectively. The decreases in both absolute dollars and as a percentage of publishing net revenues were due mainly to a decrease in the number of titles with associated intellectual property in fiscal 2007 compared to fiscal 2006. In fiscal 2007, we released the following titles with associated intellectual property:  Marvel: Ultimate Alliance, Over the Hedge, X-Men: Official Game, Guitar Hero 1 and 2, Tony Hawk’s Project 8 and Tony Hawk’s Downhill Jam. In fiscal 2006, we released the following titles with associated intellectual property: Doom 3 for the Xbox, Madagascar, Fantastic Four, Ultimate Spider-Man, X-Men Legends II, THAW, Quake IV, and Shrek SuperSlam.

We expect intellectual property licenses to increase in absolute dollars and as a percentage of publishing net revenues in fiscal 2008 as a result of our planned title slate which includes several key releases with licensed intellectual property such as Spider-Man: The Movie 3, Transformers, Shrek the Third, and Bee Movie.

Product Development (in thousands)

	% of		% of
March 31,	Publishing	March 31,	Publishing	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$133,073	12%	$132,651	11%	$422	—%

Product development expenses of $133.1 million and $132.7 million represented 12% and 11% of publishing net revenues for the years ended March 31, 2007 and 2006, respectively. The increases in both absolute dollars and as a percentage of net revenues was primarily generated by:

•                  Increased costs incurred to fund more product development capacity at certain studios as well as the addition of Red Octane.

•                  Increases in product development expenses of $4.8 million in fiscal 2007 related to stock-based compensation expense as a result of the implementation of SFAS 123R.

•                  Compensation provided to employees in fiscal 2007 to cure tax penalties related to previously-exercised stock options.

Partially offset by:

•                  Product cancellation charges of $11.4 million, including termination fees, incurred during fiscal 2006. Given the market conditions, the lower than expected performance of some of our third quarter fiscal 2006 releases, and risks associated with console transition, we performed a thorough review of the then pending product slate. To better align opportunities associated with the next-generation console platforms with income potential and risks associated with certain titles in development, we canceled development of certain titles and permanently removed them from our future title slate. There were no product cancellation charges during fiscal 2007.

•                  The implementation during fiscal 2007 of certain cost control initiatives including sharing technologies and tools across multiple platforms and studios, increasing our development schedules to facilitate a longer pre-production phase and more predictable workflow times, and outsourcing certain areas of game development to lower cost service providers.

Sales and Marketing (in thousands)

	% of		% of
March 31,	Consolidated	March 31,	Consolidated	Increase/	Percent
2007	Net Revenue	2006	Net Revenue	(Decrease)	Change

$196,213	13%	$283,395	19%	$(87,182)	(31)%

Sales and marketing expenses of $196.2 million and $283.4 million represented 13% and 19% of consolidated net revenues for the years ended March 31, 2007 and 2006, respectively. The decrease in both absolute dollars and as a percentage of net revenues was a result of the implementation of a more targeted media program which worked more efficiently helped by the overall strength and high quality of our fiscal 2007 title slate. We also released fewer titles in fiscal 2007 compared to fiscal 2006, where we had the largest slate of new releases in our history. The decreases were partially offset by expenses of $5.1 million in fiscal 2007 related to stock-based compensation expense as a result of the implementation of SFAS 123R, as well as sales and marketing expenses associated with the acquisition of the Guitar Hero franchise.

General and Administrative (in thousands)

	% of		% of
March 31,	Consolidated	March 31,	Consolidated	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$132,514	9%	$96,366	7%	$36,148	38%

General and administrative expenses of $132.5 million and $96.4 million represented 9% and 7% of consolidated net revenues for the years ended March 31, 2007 and 2006, respectively. The increases were primarily due to increased legal expenses and professional fees relating primarily to our internal review of historical stock option granting practices, the consolidation of RedOctane into our results of operations, amortization of intangible assets related to the RedOctane acquisition, and stock-based compensation expense of $10.0 million in fiscal 2007 as a result of the implementation of SFAS 123R. These increases were partially offset by the benefits of our cost optimization program launched in the fourth quarter of fiscal 2006 and gains on foreign currency.

Operating Income (in thousands)

		% of		% of
	March 31,	Segment	March 31,	Segment	Increase/	Percent
	2007	Net Revs	2006	Net Revs	(Decrease)	Change

Publishing	$64,076	6%	$(6,715)	(1)%	$70,791	1054%
Distribution	9,071	2%	21,941	7%	(12,870)	(59)%
Consolidated	$73,147	5%	$15,226	1%	$57,921	380%

Publishing operating income for the year ended March 31, 2007 increased $70.8 million from the same period last year, from an operating loss of $6.7 million to operating income of $64.1 million. The increase is primarily due to:

•                  The strong performance of our fiscal 2007 titles.

•                  A decrease in provision for returns and price protection in fiscal 2007 from 18% of consolidated net revenues in fiscal 2006 compared to 9% of consolidated net revenues in fiscal 2007, primarily due to improved market conditions and stronger sell through of our 2007 title releases.

•                  A significant decrease in sales and marketing spending as a result of improved efficiency in executing our marketing programs.

•                  The implementation of certain cost control initiatives resulting in decreased product development and general and administrative expenses (excluding expenses related to our internal review of historical stock option granting practices and expenses relating to the informal SEC inquiry and derivative litigation).

•                  Fiscal 2006 results included cancellation, impairment, and earn-out recoverability charges totaling $24.0 million. See additional description of charges incurred in the cost of sales – software royalties and amortization and the product development discussions.

•                  Fiscal 2006 results also included write-downs of inventory costs of $14.5 million. See additional description in the cost of sales – product costs discussion.

Partially offset by:

•                  Stock-based compensation expenses of $22.4 million for the year ended March 31, 2007 as a result of the implementation of SFAS 123R.

•                  Legal and other professional fees of $26.9 million associated with our internal review of historical stock option granting practices, including expenses relating to the informal SEC inquiry and derivative litigation.

•                  Amortization of intangible assets related to the RedOctane acquisition of $11.7 million.

Distribution operating income for the year ended March 31, 2007 decreased over the same period last year, from $21.9 million to $9.1 million. The decrease in operating income in 2007 was primarily due to increased business from large mass-market customers for which we earn smaller margins, an increase in hardware sales which carries a lower margin than software, and higher reserves for inventory obsolescence.

Investment Income, Net (in thousands)

	% of		% of
March 31,	Consolidated	March 31,	Consolidated	Increase/	Percent
2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

$36,678	2%	$30,630	2%	$6,048	20%

Investment income, net for the year ended March 31, 2007 was $36.7 million as compared to $30.6 million for the year ended March 31, 2006. The increase was primarily due to higher yields earned on our short term investments and cash equivalents, and a realized gain in the third quarter of fiscal 2007 of $1.8 million on the sale of an investment in common stock.

Provision for Income Taxes (in thousands)

	% of		% of
March 31,	Pre Tax	March 31,	Pre Tax	Increase/	Percent
2007	Income	2006	Income	(Decrease)	Change

$24,038	22%	$5,605	12%	$18,433	329%

The income tax provision of $24.0 million for the year ended March 31, 2007 reflects our effective income tax rate of 22%. This is higher than prior years as a result of an increase in pretax income for the year ended March 31, 2007, versus the amount of pretax income for the year ended March 31, 2006, without a corresponding increase in the benefit of book/tax differences. The significant items that generated the variance between our effective rate and our statutory rate of 35% were research and development tax credits, the impact of foreign tax rate differentials, and the elimination of the valuation allowance for research and development tax credits, partially offset by state taxes and the establishment of tax reserves for these credits and other deferred tax assets. The realization of deferred tax assets depends primarily on the generation of future taxable income. We believe that it is more likely than not that we will generate taxable income sufficient to realize the benefit of net deferred tax assets recognized.

Net Income

Net income for the year ended March 31, 2007 was $85.8 million or $0.28 per diluted share, as compared to $40.3 million or $0.14 per diluted share for the year ended March 31, 2006.

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

International Publishing Net Revenues (in thousands)

March 31,	% of Consolidated	March 31,	% of Consolidated	Increase/	Percent
2006	Net Revenues	2005	Net Revenues	(Decrease)	Change

$444,623	30%	$376,404	27%	$68,219	18%

International publishing net revenues increased by 18% from $376.4 million for the year ended March 31, 2005 to $444.6 million for the year ended March 31, 2006. Additionally, international publishing net revenues as a percentage of consolidated net revenues increased from 27% for the year ended March 31, 2005 to 30% for the year ended March 31, 2006. The increases were due mainly to our successful expansion efforts into new territories combined with strong performance from our affiliate label products which included the successful LucasArts’ titles, Star Wars: Revenge of the Sith and Star Wars Battlefront II. The increase in international publishing net revenues was partially offset by a weakening of the EUR and the GBP in relation to the USD of approximately $14.5 million. Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 22% year over year.

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

Product Development (in thousands)

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

Sales and Marketing (in thousands)

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

General and Administrative (in thousands)

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

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

	For the quarters ended
	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005

Net revenues	$312,512	$824,259	$188,172	$188,069	$188,125	$816,242	$222,540	$241,093
Cost of sales	216,007	483,180	141,078	137,800	128,309	498,325	141,458	172,270
Operating income (loss)	(29,114)	173,120	(37,410)	(33,449)	(26,560)	83,893	(27,788)	(14,319)
Net income (loss)	(14,422)	142,820	(24,302)	(18,309)	(9,128)	67,856	(14,230)	(4,247)
Basic earnings (loss) per share (1)	(0.05)	0.51	(0.09)	(0.07)	(0.03)	0.25	(0.05)	(0.02)
Diluted earnings (loss) per share (1)	(0.05)	0.46	(0.09)	(0.07)	(0.03)	0.23	(0.05)	(0.02)

(1)                                  Consolidated financial information has been restated for the effect of our four-for-three stock split effected in the form of a 33-1/3% stock dividend to shareholders of record as of October 10, 2005, paid October 24, 2005.

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the year ended March 31,		Increase/
(in thousands)	2007	2006	(Decrease)
Cash and cash equivalents	$384,409	$354,331	$30,078
Short-term investments	570,440	590,629	(20,189)

	$954,849	$944,960	$9,889

Percentage of total assets	53%	67%

Cash flows provided by operating activities	$27,162	$86,007	$(58,845)
Cash flows used in investing activities	(35,242)	(85,796)	50,554
Cash flows provided by financing activities	27,968	45,088	(17,120)

As of March 31, 2007, our primary source of liquidity is comprised of $384.4 million of cash and cash equivalents and $570.4 million of short-term investments. Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations. We have also generated cash flows from the issuance of our common stock to employees through the exercise of options, which is described in more detail below in “Cash Flows from Financing Activities.”  We have not utilized debt financing as a significant source of cash flows. However, we do have available at certain of our international locations, credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

We believe that we have sufficient working capital ($1,060.1 million at March 31, 2007), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, and the acquisition of intellectual property rights for future products from third parties.

Cash Flows from Operating Activities

The primary source of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution, and marketing of our products, third-party developers and intellectual property holders, and our own employees. A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses. We spent approximately $166.1 million and $193.9 million in the years ended March 31, 2007 and 2006, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products. The decrease period over period is primarily due to new agreements with DreamWorks Animation LLC, Marvel Characters which were signed in fiscal 2006, partially offset by increased product development costs related to titles in development and additional intellectual property licenses in fiscal 2007. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses. Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful or “hit” titles. Though many of these titles have substantial production or acquisition costs and marketing expenditures, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the years ended March 31, 2007 and 2006, cash flows from operating activities were $27.2 million and $86.0 million, respectively. The principal components comprising cash flows from operating activities for the year ended March 31, 2007, included favorable operating results, amortization of capitalized software development costs and intellectual property licenses, increases in payables and accrued liabilities, partially offset by investments in software development and intellectual property licenses and increases in accounts receivables. See an analysis of the change in key balance sheet accounts below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

Cash Flows from Investing Activities

The primary source of cash used in investing activities typically have included capital expenditures, acquisitions of privately held interactive software development companies and publishing companies, and the net effect of purchases and sales/maturities of short-term investment vehicles. The goal of our short-term investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs, and providing for prudent investment diversification.

For the years ended March 31, 2007 and 2006, cash flows used in investing activities were $35.2 million and $85.8 million, respectively. For the year ended March 31, 2007, cash flows used in investing activities were primarily the result of cash paid for business acquisitions and capital expenditures, purchases of short-term investments, partially offset by proceeds from sales and maturities of short-term investments. The decrease in cash flows used in investing activities versus the prior year was primarily related to our short term investment activity as we had net proceeds from maturities in fiscal 2007 versus net purchases of short term investments in fiscal 2006. We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

Cash Flows from Financing Activities

The primary source of cash provided by financing activities has been transactions involving our common stock, including the issuance of shares of common stock to employees. We have not utilized debt financing as a significant source of cash flows. However, we do have available at certain of our international locations, credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

For the years ended March 31, 2007 and 2006, cash flows from financing activities were $28.0 million and $45.1 million, respectively. The cash provided by financing activities for the year ended March 31, 2007 was the result of the issuance of common stock related to employee stock option and stock purchase plans. The decrease in cash provided by financing activities from the prior year is due to the suspension of stock option exercises as of November 9, 2006 due to our internal review of historical stock option granting practices.

During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. As of March 31, 2007, we had approximately $226.2 million available for utilization under the buyback program. We actively manage our capital structure as a component of our overall business strategy. Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases, and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

			Increase/
(amounts in thousands)	March 31, 2007	March 31, 2006	(Decrease)

Gross accounts receivable	$240,112	$127,035	$113,077
Net accounts receivable	148,694	28,782	119,912

The increase in gross accounts receivable was primarily the result of higher fourth quarter revenues due to:

•                  The fourth quarter fiscal 2007 European release of the PS3 hardware.

•                  Late fourth quarter fiscal 2007 European releases of Call of Duty 3, Tony Hawk’s Project 8, and Marvel: Ultimate Alliance for the PS3. There were no corresponding new releases in the fourth quarter of fiscal 2006.

•                  Continued strong catalogue performance of our 2006 holiday slate.

Reserves for returns, price protection and bad debt decreased from $98.3 million at March 31, 2006 to $91.4 million at March 31, 2007 while reserves as a percentage of gross receivables decreased from 77% to 38%. This decrease was largely due to significant reserves for returns and price protection required at March 31, 2006 related to weak market conditions and the uncertainty involved in the ongoing console transition. Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence in Item 7: Critical Accounting Policies).

Inventories

			Increase/
(amounts in thousands)	March 31, 2007	March 31, 2006	(Decrease)

Inventories	$91,231	$61,483	$29,748

The increase in inventories at March 31, 2007 compared to March 31, 2006 is the result of additional inventories associated with RedOctane and the Guitar Hero products, which was acquired in the first quarter of fiscal 2007, additional PS3 inventory due to the European release of the console late in the fourth quarter of fiscal 2007, and an increase in inventories at our distribution business related to the addition of a significant new customer in the second quarter of fiscal 2007.

Software Development

			Increase/
(amounts in thousands)	March 31, 2007	March 31, 2006	(Decrease)

Software development	$130,922	$60,619	$70,303

Software development increased from $60.6 million at March 31, 2006 to $130.9 million at March 31, 2007 due to continued investment in software development for titles being developed for release in fiscal 2008, particularly for three significant new games slated for release in the first quarter of fiscal 2008, offset by amortization of software development costs for titles launched in fiscal 2007.

Intellectual Property Licenses

			Increase/
(amounts in thousands)	March 31, 2007	March 31, 2006	(Decrease)

Intellectual Property Licenses	$100,274	$87,046	$13,228

Intellectual property licenses increased from $87.0 million at March 31, 2006 to $100.3 million at March 31, 2007. The increase in intellectual property licenses was primarily the result of:

•                  Continued investment in intellectual property licenses totaling $23.2 million in fiscal 2007 for license agreements granting us long-term rights to intellectual property of third parties, such as our agreement with MGM Interactive and EON Productions Ltd. to develop and publish interactive entertainment games based on the James Bond license.

Partially offset by:

•                  $10.0 million of amortization of intellectual property licenses mostly related to releases in the first quarter of fiscal 2007.

Accounts Payable

			Increase/
(amounts in thousands)	March 31, 2007	March 31, 2006	(Decrease)

Accounts payable	$136,517	$88,994	$47,523

The increase in accounts payable of $47.5 million from March 31, 2006 to March 31, 2007 primarily reflects amounts due to support the significant launch slate in the first quarter of fiscal 2008 versus no similar launches in the same quarter of fiscal 2007.

Accrued Expenses

			Increase/
(amounts in thousands)	March 31, 2007	March 31, 2006	(Decrease)

Accrued expenses	$204,652	$104,862	$99,790

The increase in accrued expenses was primarily driven by:

•          Tax reserves recorded in fiscal 2007 as a result of improved profitability leading to utilization of net operating loss carryforwards.

•          Increased annual bonuses as a result of company performance.

•          Increased royalties payable due to higher percentage of products being developed externally.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”). The UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($23.6 million), including issuing letters of credit, on a revolving basis as of March 31, 2007. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.2 million) guarantee for the benefit of our CD Contact subsidiary as of March 31, 2006. The UK Facility bore interest at LIBOR plus 2.0% as of March 31, 2007, is collateralized by substantially all of the assets of the subsidiary and expires in January 2008.

The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of March 31, 2006, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility as of March 31, 2006. The German Facility provided for revolving loans up to EUR 0.5 million ($0.7 million) as of March 31, 2007, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date. No borrowings were outstanding against the German Facility as of March 31, 2007.

As of March 31, 2007, we maintained a $7.5 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At March 31, 2007, the $7.5 million deposit is included in short-term investments as restricted cash. No borrowings were outstanding as of March 31, 2007 or 2006.

As of March 31, 2007, our publishing subsidiary located in the UK maintained a EUR 4.0 million ($5.3 million) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in August 2007. No borrowings were outstanding as of March 31, 2007 or 2006.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer, or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Additionally, we lease certain of our facilities and equipment under non-cancelable operating lease agreements. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of March 31, 2007, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility &	Developer
	Equipment Leases	& IP	Marketing	Total
Fiscal year ending March 31,

2008	$14,213	$67,836	$40,254	$122,303
2009	13,131	31,579	30,679	75,389
2010	12,070	29,936	100	42,106
2011	9,854	30,586	13,100	53,540
2012	5,543	16,586	—	22,129
Thereafter	17,783	47,586	—	65,369

Total	$72,594	$224,109	$84,133	$380,836

As of March 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Recently Issued Accounting Standards and Laws

In February 2006, the FASB issued Statement No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Financial Instruments – An amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to resolve issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material effect on our financial position or results of operations.

In March 2006, the FASB issued Statement No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits either the “amortization method” or the “fair value measurement method,” as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective in the first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material effect on our financial position or results of operations.

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

In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 157 will have a material effect on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 also discusses the implications of misstatements uncovered upon the application of SAB 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on our financial position or results of operations.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This new standard aims to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. The adoption of SFAS No. 158 had no impact on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating if we will adopt SFAS No. 159 and what impact the adoption will have on our Consolidated Financial Statements if we adopt.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. As of March 31, 2007, our cash equivalents and short-term investments included debt securities of $652.8 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of March 31, 2007 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	5.04%	$89,863	$89,829
Variable rate	5.25	106,986	106,986

Short-term investments:
Fixed rate	4.89%	$564,324	$562,940

Our short-term investments generally mature between three months and thirty months.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly EUR, GBP, and AUD. The volatility of EUR, GBP, and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year. When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading purposes. As of March 31, 2007, accrued expenses included approximately $90,000 of pre-tax unrealized losses for the estimated fair value of outstanding foreign currency exchange forward contracts, which was recorded in earnings as the contracts did not qualify as hedging instruments. As of March 31, 2006, we had no outstanding foreign exchange forward contracts.

Market Price Risk

With regard to the structured stock repurchase transactions described in Note 15 in the Notes to the Consolidated Financial Statements, at those times when we have structured stock repurchase transactions outstanding, it is possible that at settlement we could take delivery of shares at an effective repurchase price higher than the then market price. As of March 31, 2007, we had no structured stock repurchase transactions outstanding.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

1) Definition and Limitations of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably assure that: (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

2)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this controls evaluation, and subject to the limitations described above, the Chief Executive Officers and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

3)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness, as of March 31, 2007, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

4) Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the last quarter of this period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting related to the remediation of the previously identified material weakness as discussed below within the Remediation of the Material Weakness.

5) Remediation of the Material Weakness.

During the quarter ended March 31, 2007, we made the following changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

New policies and procedures for our stock option grant practices were approved on November 21, 2006 by the Joint Compensation and Nominating and Governance Committee of our Board, and became effective January 1, 2007. Our new option granting policies and procedures are designed to ensure internal control surrounding the pricing and modification of option grants is adequate, and also provide the Compensation Committee with the full ability to review and approve all grants prior to pricing on a date set on or after the date of the Compensation Committee action. Some of the highlights of the new option granting process are:

•                  All proposed grants during the month are verified so as to comply with pre-approved grant guidelines and other financial and legal requirements by the seventh day of the following month. For these purposes, a team of legal, human resources and finance personnel (“Cross Functional Team”) has been established to review each proposed grant for compliance with documentation and procedures. No grant is issued until such compliance is established and the grant is approved by the Compensation Committee.

•                  The Compensation Committee meets at least quarterly, to review and approve all documented and verified proposed grants submitted by the Cross Functional Team. All grants approved by the Compensation Committee are effective, and priced based on the closing price of our stock, on a date set by the Compensation Committee that is on or after the date of Compensation Committee action. Details of the grant (including the exercise price) are communicated to the grantees promptly following approval and pricing.

•                  All new hire offer letters and employee renewal agreements provide that all grants and terms of grants are subject to approval by the Compensation Committee.

•                  Stock option data is entered into Equity Edge, our stock option tracking software, promptly (and only) after grant approval is received from the Compensation Committee.

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

Finally, Board meetings include more senior executives and human resources, finance and legal personnel have received additional training on options and compliance issues.

Management evaluated the design and operation of these new controls and concluded that these controls were in place, designed and operating effectively as of March 31, 2007. Management has concluded that the additional controls described above have remediated our previously disclosed material weakness in our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, entitled “Proposal 1—Election of Directors,” “Executive Officers and Key Employees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters—Code of Ethics for Senior Executive and Senior Financial Officers” and “Corporate Governance Matters—Board of Directors and Committees—Audit Committee” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, entitled “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters—Board of Directors and Committees—Director Independence” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, entitled “Independent Registered Public Accounting Firm’s Fees” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements See Item 8. — Consolidated Financial Statements and Supplementary Data Index for Financial Statements and Schedule on page 62 herein.

	2.

Financial Statement Schedule The following financial statement schedule of Activision, Inc. for the fiscal years ended March 31, 2007, 2006, and 2005 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Activision, Inc.:

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

4.1

Rights Agreement dated as of April 18, 2000, between Activision. Inc. and Continental Stock Transfer & Trust Company, which includes as exhibits the form of Right Certificates as Exhibit A, the Summary of Rights to Purchase Series A Junior Preferred Stock as Exhibit B and the form of Certificate of Designation of Series A Junior Preferred Stock of Activision as Exhibit C, (incorporated by reference to Activision’s Registration Statement on Form 8-A, Registration No. 001-15839, filed April 19, 2000).

10.1	Activision, Inc. 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-K for the year ended March 31, 2002).

10.2	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended September 30, 2001).

10.3	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.4	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.5	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2003).

10.6	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-100114 filed September 26, 2002).

10.7	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-103323 filed February 19, 2003).

10.8	Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed March 8, 2005).

10.9	Activision, Inc. 2002 Second Amended and Restated Employee Stock Purchase Plan for International Employees (incorporated by reference to Exhibit 10.2 of Activision’s Form 8-K, filed March 8, 2005).

10.10	Activision, Inc. Amended and Restated 2003 Incentive Plan, effective as of July 26, 2005 (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.11

Form of Stock Option Certificate for grants issued pursuant to the 1998 Incentive Plan of Activision, Inc. (adopted May 24, 2005) (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.12

Form of Stock Option Certificate for grants issued pursuant the 1999 Incentive Plan of Activision, Inc. (adopted May 24, 2005) (incorporated by reference to Exhibit 10.2 of Activision’s Form 8-K, filed May 31, 2005).

10.13

Form of Stock Option Agreement for grants issued pursuant the 2001 Incentive Plan of Activision, Inc. (adopted May 24, 2005) (incorporated by reference to Exhibit 10.3 of Activision’s Form 8-K, filed May 31, 2005).

10.14

Form of Stock Option Agreement for grants issued pursuant the 2002 Executive Incentive Plan of Activision, Inc. (adopted May 24, 2005) (incorporated by reference to Exhibit 10.4 of Activision’s Form 8-K, filed May 31, 2005).

10.15

Form of Executive Stock Option Agreement for grants to Robert Kotick or Brian Kelly issued pursuant the 2003 Incentive Plan of Activision, Inc. (adopted May 2005) (incorporated by reference to Exhibit 10.40 of Activision’s Form 10-K for the year ended March 31, 2005).

10.16

Form of Non-Executive Stock Option Agreement for grants to non-executives issued pursuant the 2003 Incentive Plan of Activision, Inc. (adopted May 2005) (incorporated by reference to Exhibit 10.41 of Activision’s Form 10-K for the year ended March 31, 2005).

10.17	Form of Non-Employee Director Stock Option Agreement for grants to non-employee directors issued pursuant the 2003 Incentive Plan of Activision, Inc. (adopted May 2005).

10.18	Notice of Share Option Award for grants to persons other than non-employee directors issued pursuant to the 2003 Incentive Plan of Activision, Inc. (adopted June 13, 2007).

10.19	Notice of Share Option Award for grants to non-employee directors issued pursuant to the 2003 Incentive Plan of Activision, Inc. (adopted June 13, 2007).

10.20	Notice of Restricted Share Award for grants issued pursuant to the 2003 Incentive Plan of Activision, Inc. (adopted June 13, 2007).

10.21	Notice of Restricted Share Unit Award for grants issued pursuant to the 2003 Incentive Plan of Activision, Inc. (adopted June 13, 2007).

10.22

Amended and Restated Employment Agreement, dated May 22, 2000, between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2000).

10.23

Amendment, dated July 22, 2002, to Employment Agreement dated May 22, 2000 between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2002).

10.24

Amendment, dated December 29, 2006, to Employment Agreement dated May 22, 2000 between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K filed January 8, 2007).

10.25

Stock Option Agreement, dated May 22, 2000, between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.26

Amended and Restated Employment Agreement, dated May 22, 2000, between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.27

Amendment, dated July 22, 2002, to Employment Agreement dated May 22, 2000 between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended September 30, 2002).

10.28

Amendment, dated December 29, 2006, to Employment Agreement dated May 22, 2000 between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K filed January 8, 2007).

10.29

Employment Agreement, dated July 22, 2002, between Ronald Doornink and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.30

Amendment, dated February 27, 2003, to Employment Agreement dated July 22, 2002 between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.34 of Activision’s Form 10-K for the year ended March 31, 2005).

10.31

Amendment, dated June 1, 2004, to Employment Agreement dated July 22, 2002, between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.32

Amendment, dated June 15, 2005, to Employment Agreement dated July 22, 2002 between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.33

Employment agreement, dated November 20, 2002, between Activision Publishing, Inc. and George Rose (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.34

Amendment, dated March 30, 2005, to the Employment Agreement dated November 20, 2002 between Activision Publishing, Inc. and George Rose (incorporated by reference to Exhibit 10.51 of Activision’s Form 10-K for the year ended March 31, 2005).

10.35

Employment Agreement, dated May 10, 2005, between Charles J. Huebner and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.36	Amendment, dated March 30, 2007, to Employment Agreement dated May 10, 2005 between Charles J. Huebner and Activision Publishing, Inc.

10.37

Employment Agreement, dated June 15, 2005, between Michael Griffith and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.38	Stock Option Agreement, dated June 15, 2005, between Michael Griffith and Activision, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.39

Restricted Stock Agreement, dated June 15, 2005, between Michael Griffith and Activision, Inc. (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.40

Employment Agreement, dated September 9, 2005, between Thomas Tippl and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.41	Stock Option Agreement, dated October 3, 2005, between Thomas Tippl and Activision, Inc. (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.42

Restricted Stock Agreement, dated October 3, 2005, between Thomas Tippl and Activision, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.43

Employment Agreement, dated September 18, 2006, between Brian Hodous and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended December 31, 2006).

10.44	Letter Agreement, dated September 6, 2006, between Brian Hodous and Activision, Inc.

10.45	Stock Option Agreement, dated as of November 3, 2006, between Activision and Brian Hodous.

10.46	Restricted Stock Agreement, dated as of November 3, 2006, between Activision and Brian Hodous.

10.47	Restricted Stock Agreement, dated as of November 3, 2006, between Activision and Brian Hodous.

10.48

Employment Agreement, dated October 1, 2006, between Robin Kaminsky and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended December 31, 2006).

10.49

PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement, dated as of April 1, 2000, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.9 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.50	Letter regarding Modification of Territory for PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement, dated as of June 11, 2004, from Sony Computer Entertainment America Inc. to Activision, Inc.

10.51

PlayStation 2 Licensed Publisher Agreement, dated as of March 23, 2001, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.10 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.52

PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement, dated September 15, 2004, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.46 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.53

PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement, dated September 27, 2005, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.60 of Activision’s Form 10-K for year ended March 31, 2006).*

10.54	Global PlayStation 3 Format Licensed Publisher Agreement, dated March 5, 2007, between Sony Computer Entertainment America, Inc. and Activision. Inc.*

10.55

First Renewal License Agreement for the Game Boy Advance Video Game System (EEA, Australia, and New Zealand), dated September 14, 2004, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.44 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.56	First Addendum to First Renewal License Agreement for the Game Boy Advance Video Game System (EEA, Australia and New Zealand), dated June 20, 2006, between Nintendo Co., Ltd. and Activision, Inc.

10.57

Confidential License Agreement for Nintendo GameCube (Western Hemisphere), dated as of November 9, 2001, between Nintendo of America Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.58

First Amendment to the Confidential License Agreement for Nintendo GameCube (Western Hemisphere), dated November 9, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.45 of Activision’s Form 10-K for the year ended March 31, 2005).

10.59	First Renewal License Agreement for the Nintendo GameCube System (EEA), dated June 20, 2006, between Nintendo, Co., Ltd. and Activision, Inc.*

10.60

Confidential License Agreement for the Nintendo DS (Western Hemisphere), dated as of October 11, 2004, between Nintendo Co., Ltd. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.42 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.61	License Agreement for the Nintendo DS System (EEA, Australia and New Zealand), dated June 20, 2006, between Nintendo Co., Ltd. and Activision, Inc.*

10.62

Microsoft Corporation Xbox Publisher License Agreement, dated as of July 18, 2001, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.5 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.63

Amendment to Microsoft Corporation Xbox Publisher License Agreement, dated as of April 19, 2002, between Microsoft Licensing, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.64

Xbox Live Distribution Amendment to the Xbox Publisher Licensing Agreement, dated as of October 28, 2002, between Microsoft Licensing, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.7 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.65

Amendment to the Xbox Publisher Licensing Agreement, dated as of March 1, 2005, between Microsoft Licensing, GP, and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.47 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.66

Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of October 25, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended December 31, 2005).*

10.67

Xbox 360 Disc Program Addendum to the Xbox 360 Publisher License Agreement, dated as of December 15, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended December 31, 2005).*

10.68	Amendment to the Xbox 360 Publisher Licensing Agreement (Platinum/Classic Hits Program), dated as of October 1, 2006, by and between Microsoft Licensing, GP and Activision, Inc.*

10.69	Xbox Live Server Platform Addendum to the Xbox 360 Publisher Licensing Agreement, dated as of February 6, 2007, by and between Microsoft Licensing, GP and Activision Publishing, Inc.

10.70	Chart of Compensation to Non-Employee Directors (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

14.1	Code of Ethics for Senior Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Activision’s Form 10-K for the year ended March 31, 2004).

21.1	Principal subsidiaries of Activision.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Griffith pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Griffith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2007

ACTIVISION, INC.

By:	/s/ Michael Griffith
Michael Griffith
President and Chief Executive Officer,
Activision Publishing, Inc.
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert A. Kotick	Chairman, Chief Executive Officer,	June 14, 2007
(Robert A. Kotick)		Activision, Inc., and Director

By:	/s/ Brian G. Kelly	Co-Chairman and Director	June 14, 2007
(Brian G. Kelly)

By:	/s/ Michael Griffith	President and Chief Executive Officer of	June 14, 2007
(Michael Griffith)		Activision Publishing, Inc. and Principal
Executive Officer of Activision, Inc.

By:	/s/ Thomas Tippl	Chief Financial Officer of Activision	June 14, 2007
(Thomas Tippl)		Publishing, Inc. and Principal Financial and
Accounting Officer of Activision, Inc.

By:	/s/ Robert J. Corti	Director	June 14, 2007
(Robert J. Corti)

By:	/s/ Ronald Doornink	Director	June 14, 2007
(Ronald Doornink)

By:	/s/ Barbara S. Isgur	Director	June 14, 2007
(Barbara S. Isgur)

By:	/s/ Robert J. Morgado	Director	June 14, 2007
(Robert J. Morgado)

By:	/s/ Peter J. Nolan	Director	June 14, 2007
(Peter J. Nolan)

By:	/s/ Richard Sarnoff	Director	June 14, 2007
(Richard Sarnoff)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Activision, Inc.:

We have completed integrated audits of Activision, Inc.’s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 8, present fairly, in all material respects, the financial position of Activision, Inc. and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements the Company changed the manner in which it accounts for share-based compensation in fiscal 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Los Angeles, California

June 14, 2007

Part II. Financial Information.

Item 8. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of March 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$384,409	$354,331
Short-term investments	570,440	590,629
Accounts receivable, net of allowances of $91,418 and $98,253 at March 31, 2007 and 2006, respectively	148,694	28,782
Inventories	91,231	61,483
Software development	107,779	40,260
Intellectual property licenses	27,784	4,973
Deferred income taxes	51,564	9,664
Other current assets	19,332	25,933

Total current assets	1,401,233	1,116,055

Software development	23,143	20,359
Intellectual property licenses	72,490	82,073
Property and equipment, net	46,540	45,368
Deferred income taxes	48,791	52,545
Other assets	6,376	1,409
Goodwill	195,374	100,446

Total assets	$1,793,947	$1,418,255

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$136,517	$88,994
Accrued expenses	204,652	104,862

Total current liabilities	341,169	193,856

Other liabilities	41,246	1,776

Total liabilities	382,415	195,632

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at March 31, 2007 and 2006	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at March 31, 2007 and 2006	—	—
Common stock, $.000001 par value and 450,000,000 shares authorized, 283,310,734 and 277,020,898 shares issued and outstanding at March 31, 2007 and 2006, respectively	—	—
Additional paid-in capital	963,553	867,297
Retained earnings	427,777	341,990
Accumulated other comprehensive income	20,202	16,369
Unearned compensation	—	(3,033)

Total shareholders’ equity	1,411,532	1,222,623
Total liabilities and shareholders’ equity	$1,793,947	$1,418,255

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the fiscal years ended March 31,
	2007	2006	2005

Net revenues	$1,513,012	$1,468,000	$1,405,857

Costs and expenses:
Cost of sales – product costs	799,587	734,874	658,949
Cost of sales – software royalties and amortization	132,353	147,822	123,800
Cost of sales – intellectual property licenses	46,125	57,666	62,197
Product development	133,073	132,651	87,776
Sales and marketing	196,213	283,395	230,299
General and administrative	132,514	96,366	63,228

Total costs and expenses	1,439,865	1,452,774	1,226,249

Income from operations	73,147	15,226	179,608

Investment income, net	36,678	30,630	13,092

Income before income tax provision	109,825	45,856	192,700

Income tax provision	24,038	5,605	57,643

Net income	$85,787	$40,251	$135,057

Basic earnings per share	$0.31	$0.15	$0.54

Weighted average common shares outstanding	281,114	273,177	250,023

Diluted earnings per share	$0.28	$0.14	$0.49
Weighted average common shares outstanding – assuming dilution	305,339	294,002	277,712

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the fiscal years ended March 31, 2007, 2006, and 2005

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive	Unearned	Shareholders’
(In thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Compensation	Equity

Balance, March 31, 2004	296,669	$—	$797,626	$166,682	(52,525)	$(144,128)	$9,961	$—	$830,141
Components of comprehensive income:
Net income for the year	—	—	—	135,057	—	—	—	—	135,057
Unrealized depreciation on short-term investments	—	—	—	—	—	—	(3,317)	—	(3,317)
Foreign currency translation adjustment	—	—	—	—	—	—	4,974	—	4,974
Total comprehensive income								—	136,714
Issuance of common stock to employees	22,255	—	68,192	—	—	—	—	—	68,192
Issuance of common stock pursuant to warrants and common stock warrants	1,497	—	4,462	—	—	—	—	—	4,462
Stock-based compensation	—	—	3,368	—	—	—	—	—	3,368
Tax benefit attributable to employee stock options and common stock warrants	—	—	53,206	—	—	—	—	—	53,206
Issuance of common stock to effect business combinations	145	—	1,191	—	—	—	—	—	1,191
Retirement of treasury shares	(52,525)	—	(144,128)	—	52,525	144,128	—	—	—

Balance, March 31, 2005	268,041	—	783,917	301,739	—	—	11,618	—	1,097,274
Components of comprehensive income:
Net income for the year	—	—	—	40,251	—	—	—	—	40,251
Unrealized appreciation on short-term investments	—	—	—	—	—	—	10,576	—	10,576
Foreign currency translation adjustment	—	—	—	—	—	—	(5,825)	—	(5,825)
Total comprehensive income								—	45,002
Issuance of common stock to employees	8,782	—	45,188	—	—	—	—	—	45,188
Stock-based compensation	—	—	2,632	—	—	—	—	—	2,632
Restricted stock grant	—	—	3,500	—	—	—	—	(3,500)	—
Cash distribution for fractional shares	(7)	—	(100)	—	—	—	—	—	(100)
Amortization of unearned compensation	—	—	—	—	—	—	—	467	467
Tax benefit attributable to employee stock options and common stock warrants	—	—	29,367	—	—	—	—	—	29,367
Issuance of common stock to effect business combinations	205	—	2,793	—	—	—	—	—	2,793

Balance, March 31, 2006	277,021	—	867,297	341,990	—	—	16,369	(3,033)	1,222,623
Components of comprehensive income:
Net income for the year	—	—	—	85,787	—	—	—	—	85,787
Unrealized depreciation, net of tax on short-term investments	—	—	—	—	—	—	(8,224)	—	(8,224)
Foreign currency translation adjustment	—	—	—	—	—	—	12,057	—	12,057
Total comprehensive income								—	89,620
Issuance of common stock to employees	3,532	—	18,956	—	—	—	—	—	18,956
Stock-based compensation	—		32,077	—	—	—	—	—	32,077
Tax benefit attributable to employee stock options and common stock warrants	—	—	11,338	—	—	—	—	—	11,338
Issuance of common stock to effect business combinations	2,758	—	36,918	—	—	—	—	—	36,918
Reclassification of unearned compensation	—	—	(3,033)	—	—	—	—	3,033	—

Balance, March 31, 2007	283,311	$—	$963,553	$427,777	—	$—	$20,202	$—	$1,411,532

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the fiscal years ended March 31,
	2007	2006	2005
Cash flows from operating activities:

Net income	$85,787	$40,251	$135,057
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(44,092)	(28,453)	(674)
Depreciation and amortization	30,155	14,634	10,702
Realized gain on sale of short term investments	(1,823)	(4,297)	(471)
Amortization and write-offs of capitalized software development costs and intellectual property licenses	91,456	173,602	134,799
Amortization of stock compensation expenses	25,522	3,099	3,368
Tax benefit of stock options and warrants exercised	11,338	29,367	53,206
Excess tax benefit from stock option exercises	(9,012)	—	—
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(108,802)	80,405	(46,527)
Inventories	(26,124)	(13,465)	(21,591)
Software development and intellectual property licenses	(166,138)	(193,927)	(126,938)
Other assets	7,294	(2,038)	1,543
Accounts payable	41,115	(19,985)	35,413
Accrued expenses and other liabilities	90,486	6,814	37,422

Net cash provided by operating activities	27,162	86,007	215,309

Cash flows from investing activities:

Cash used in business acquisitions (net of cash acquired)	(30,545)	(6,890)	(21,382)
Capital expenditures	(17,935)	(30,406)	(14,941)
Increase in restricted cash	—	(7,500)	—
Purchase of short-term investments	(479,533)	(242,568)	(868,723)
Proceeds from sales and maturities of short-term investments	492,771	201,568	761,150

Net cash used in investing activities	(35,242)	(85,796)	(143,896)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees and common stock pursuant to warrants	18,956	45,088	72,654
Excess tax benefit from stock option exercises	9,012	—	—

Net cash provided by financing activities	27,968	45,088	72,654

Effect of exchange rate changes on cash	10,190	(4,576)	4,421

Net increase in cash and cash equivalents	30,078	40,723	148,488

Cash and cash equivalents at beginning of period	354,331	313,608	165,120

Cash and cash equivalents at end of period	$384,409	$354,331	$313,608

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the year ended March 31, 2007

1.              Summary of Significant Accounting Policies

Business

Activision, Inc. (“Activision,” the “Company,” or “we”) is a leading international publisher of interactive entertainment software and peripheral products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Wii (“Wii”), and Microsoft Xbox 360 (“Xbox360”) console systems, Nintendo Game Boy Advance (“GBA”), Sony PlayStation Portable (“PSP”), and Nintendo Dual Screen (“NDS”) hand-held devices, and the personal computer (“PC”). In prior years, we have also offered our products on the Sony PlayStation (“PS1”), Microsoft Xbox (“Xbox”), Nintendo GameCube (“NGC”), and Nintendo 64 (“N64”) console systems, and the Nintendo Game Boy Color (“GBC”) hand-held device.

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

We maintain operations in the United States, Canada, the United Kingdom (“UK”), Germany, France, Italy, Spain, Japan, Australia, Sweden, South Korea, and the Netherlands. In fiscal year 2007, international operations contributed approximately 50% of consolidated net revenues.

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

Restricted Cash – Compensating Balances

As of March 31, 2007 and 2006, we maintained a $7.5 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At March 31, 2007 and 2006, the $7.5 million deposit is included in short-term investments as restricted cash.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable. We place our temporary cash investments with financial institutions. At various times during the fiscal years ended March 31, 2007, 2006, and 2005, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at these financial institutions.

Our customer base includes retail outlets and distributors, including mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores in the United States and countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers. We had two customers, Wal-Mart and GameStop, that accounted for 22% and 8% of consolidated net revenues for the fiscal year ended March 31, 2007 and 26% and 6% of consolidated gross accounts receivable at March 31, 2007. These customers were customers of both our publishing and distribution businesses. We had two customers, Wal-Mart and Gamestop, that accounted for 22% and 10% of consolidated net revenues for the year ended March 31, 2006 and 43% and 4% of consolidated gross accounts receivable at March 31, 2006. For the fiscal year ended March 31, 2005, our largest customer, Wal-Mart, accounted for 23% of consolidated net revenues.

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

We utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets or liabilities. Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings within the financial statement line item consistent with the hedged item. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments are recorded in earnings. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. As of March 31, 2007, accrued expenses included approximately $90,000 of pre-tax unrealized losses for the estimated fair value of outstanding foreign currency exchange forward contracts, which was recorded in earnings as the contracts did not qualify as hedging instruments. As of March 31, 2006, we had no outstanding foreign exchange forward contracts.

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

Commencing upon product release, capitalized software development costs are amortized to “cost of sales – software royalties and amortization” based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of six months or less. For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

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

Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product.

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

Goodwill

We account for goodwill using the provisions of SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and should not be amortized but rather tested at least annually for impairment. An impairment loss should be recognized if the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value. Our impairment tests as of March 31, 2007, 2006, and 2005 did not indicate that goodwill was impaired. In accordance with SFAS No. 142, we have not amortized goodwill during the fiscal years ended March 31, 2007, 2006, and 2005.

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

Sales incentives or other consideration given by us to our customers are accounted for in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” In accordance with EITF Issue 01-9, sales incentives and other consideration that are considered adjustments of the selling price of our products, such as rebates and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular ad, are reflected as sales and marketing expenses.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, and consistent delivery to us of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the brand; console hardware life cycle; Activision sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title’s recent sell-through history (if available); marketing trade programs; and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our March 31, 2007 allowance for returns and price protection would impact net revenues by $0.9 million.

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

Advertising Expenses

We expense advertising as incurred, except for production costs associated with media advertising which are deferred and charged to expense the first time the related ad is run. Advertising expenses for the fiscal years ended March 31, 2007, 2006, and 2005 were approximately $98.4 million, $192.6 million, and $150.7 million, respectively, and are included in sales and marketing expense in the Consolidated Statements of Operations.

Investment Income, Net

Investment income, net is comprised of the following, (amounts in thousands):

	For the fiscal years ended March 31,
	2007	2006	2005
Interest income	$34,952	$26,595	$12,898
Interest expense	(97)	(262)	(277)
Net realized gain on investments	1,823	4,297	471

Investment income, net	$36,678	$30,630	$13,092

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the fiscal year ended March 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 14 for additional information.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We have elected not to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. We followed paragraph 81 of SFAS No. 123R to calculate the initial pool (“APIC pool”) of excess tax benefits and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Stock-based compensation expense recognized under SFAS 123R for the fiscal year ended March 31, 2007 was $25.5 million. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation expense was recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date. Under the intrinsic value method, compensation expense was recorded on the measurement date only if the current market price of the underlying stock exceeded the stock option or other stock-based award’s exercise price. For the fiscal years ended March 31, 2006 and 2005, we recognized $3.1 million and $3.4 million, respectively, in stock-based compensation expense related to employee stock options and restricted stock, under APB 25. See Note 14 for additional information.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the fiscal year ended March 31, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, April 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal year ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of April 1, 2005, we changed our method of valuation for share-based awards to a binomial-lattice model from the Black-Scholes option-pricing model (“Black-Scholes model”) which was used for options granted prior to April 1, 2005 for FAS 123 fair value disclosures. For additional information, see Note 14. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

2.              Stock Splits

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

3.              Acquisitions

During the three years ended March 31, 2007, we separately completed the acquisition of four privately held interactive software development companies. We accounted for these acquisitions in accordance with SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations, requiring that the purchase method be used to account and report for all business combinations. These acquisitions have further enabled us to implement our multi-platform development strategy by bolstering our internal product development capabilities for console systems and personal computers and strengthening our position in the first-person action, action/adventure, music-based gaming and action sports game categories. A significant portion of the purchase price for all of these acquisitions was assigned to goodwill as the primary asset we acquired in each of the transactions was an assembled workforce with proven technical and design talent with a history of high quality product creation. Pro forma Consolidated Statements of Operations for these acquisitions, are not shown, as they would not differ materially from reported results.

RedOctane, Inc.

On June 6, 2006, we completed our acquisition of 100% of RedOctane, Inc. (“RedOctane”) for an aggregate accounting purchase price of $99.9 million, including transaction costs, consisting of $30.9 million in cash and 2,382,077 shares of Activision common stock valued at approximately $30.0 million based upon prevailing market prices which was issued on the closing date, and $39.0 million payable in Activision common stock within two years of the closing date, which is recorded in other liabilities. In addition, in the event the net income of the business over a certain period of time exceeds specified target levels by certain amounts, certain former shareholders of RedOctane will be entitled to an additional amount of up to $51.0 million payable in shares of Activision common stock. The contingent consideration will be recorded as an additional element of the purchase price if those contingencies are achieved. Based in Sunnyvale, California, RedOctane is a publisher, developer, and distributor of interactive entertainment software, hardware and accessories. RedOctane offers its interactive entertainment products in versions that operate on the PS2, Xbox 360, and PC, and its leading software product offering is Guitar Hero. RedOctane also designs, manufactures, and markets high quality video game peripherals and accessories. This acquisition provides Activision with an early leadership position in music-based gaming, which we expect will be one of the fastest growing genres in the coming years.

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

Purchased Intangible Assets

The following table presents details of the purchased finite-lived intangible assets acquired in the RedOctane acquisition (in thousands):

	Estimated Useful
	Life
	(in years)	Amount
Finite-lived intangibles:
Trademark	1.3	$1,000
Development-related intangibles	0.6-1.6	15,700

Total finite-lived intangibles		$16,700

The following tables present details of our total purchased finite-lived intangible assets which are included in other current assets as of March 31, 2007 (in thousands):

	Gross	Accumulated Amortization	Net
Trademark	$1,000	$660	$340
Other intangibles	15,700	11,042	4,658

Total	$16,700	$11,702	$4,998

The estimated future amortization expense of purchased, finite-lived intangible assets as of March 31, 2007 is as follows (in thousands):

Fiscal year ending March 31,	Amount
2008	$4,998
2009	—
2010	—
2011	—
Thereafter	—

Total	$4,998

4.              Cash, Cash Equivalents, and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments as of March 31, 2007 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$187,594	$—	$—	$187,594
Commercial paper	86,776	—	(34)	86,742
Money market instruments	106,986	—	—	106,986
Corporate bonds	3,087	—	—	3,087

Cash and cash equivalents	384,443	—	(34)	384,409

Short-term investments:
U.S. agency issues	191,840	8	(1,011)	190,837
Corporate bonds	103,006	39	(148)	102,897
Mortgage-backed securities	33,142	—	(199)	32,943
Taxable auction rate notes	114,698	—	—	114,698
Asset-backed securities	7,754	2	(7)	7,749
Commercial paper	92,018	—	(67)	91,951
Certificate of deposit	21,866	2	(3)	21,865
Restricted cash	7,500	—	—	7,500

Short-term investments	571,824	51	(1,435)	570,440

Cash, cash equivalents and short-term investments	$956,267	$51	$(1,469)	$954,849

The following table summarizes our cash, cash equivalents, and short-term investments as of March 31, 2006 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$162,403	$—	$—	$162,403
Commercial paper	141,086	4	(155)	140,935
Money market instruments	37,560	—	—	37,560
U.S. agency issues	13,436	—	(3)	13,433

Cash and cash equivalents	354,485	4	(158)	354,331

Short-term investments:
U.S. agency issues	259,055	—	(3,444)	255,611
Corporate bonds	171,207	1	(1,376)	169,832
Mortgage-backed securities	55,139	—	(459)	54,680
Common stock	47,868	12,880	—	60,748
Asset-backed securities	16,866	—	(47)	16,819
Commercial paper	15,016	—	(26)	14,990
Certificate of deposit	10,468	—	(19)	10,449
Restricted cash	7,500	—	—	7,500

Short-term investments	583,119	12,881	(5,371)	590,629

Cash, cash equivalents and short-term investments	$937,604	$12,885	$(5,529)	$944,960

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The following table summarizes the final maturities of our investments in securities as of March 31, 2007 (amounts in thousands):

	Amortized Cost	Fair Value
Due after one year or less	$378,929	$378,105
Due after one year through two years	83,333	83,251
Due after two years through three years	14,465	14,158
	476,727	475,514

Auction rate notes	114,698	114,698
Certificate of deposit	21,866	21,865
Asset/mortgage backed securities	40,896	40,692

Total investments in securities	$654,187	$652,769

For the years ended March 31, 2007, 2006, and 2005 net realized gains on investments consisted of $1.8 million, $4.3 million, and $471,000 of gross realized gains, respectively, and no gross realized losses.

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the fair value of investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized was $496.2 million and $672.4 million at March 31, 2007 and 2006, respectively, with related gross unrealized losses of $1.5 million and $5.5 million, respectively. At March 31, 2007, the gross unrealized losses were comprised mostly of unrealized losses on U.S. agency issues, corporate bonds, and mortgage-backed securities with $1.1 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater. At March 31, 2006, the gross unrealized losses were comprised mostly of unrealized losses on U.S. agency issues, corporate bonds, and mortgage-backed securities with $3.9 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater.

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

5.              Software Development Costs and Intellectual Property Licenses

As of March 31, 2007, capitalized software development costs included $94.3 million of internally developed software costs and $36.6 million of payments made to third-party software developers. As of March 31, 2006, capitalized software development costs included $45.0 million of internally developed software costs and $15.6 million of payments made to third-party software developers. Capitalized intellectual property licenses were $100.3 million and $87.0 million as of March 31, 2007 and 2006, respectively. Amortization and write-offs of capitalized software development costs and intellectual property licenses, including capitalizated stock-based compensation expense, was $94.0 million, $173.6 million, and $134.8 million for the years ended March 31, 2007, 2006, and 2005, respectively.

6.              Inventories

Our inventories consist of the following (amounts in thousands):

	As of March 31,
	2007	2006

Finished goods	$89,048	$58,876
Purchased parts and components	2,183	2,607

	$91,231	$61,483

For the year ended March 31, 2006, we had write downs of inventory costs for certain titles in the amount of $14.5 million.

7.                          Property and Equipment, Net

Property and equipment, net was comprised of the following (amounts in thousands):

	As of March 31,
	2007	2006

Land	$612	$557
Buildings	4,915	4,463
Leasehold improvements	19,816	18,904
Computer equipment	61,382	50,795
Office furniture and other equipment	19,879	18,480

Total cost of property and equipment	106,604	93,199

Less accumulated depreciation	(60,064)	(47,831)

Property and equipment, net	$46,540	$45,368

Depreciation expense for the years ended March 31, 2007, 2006, and 2005 was $17.8 million, $14.2 million, and $10.6 million, respectively.

8.                          Goodwill

The changes in the carrying amount of goodwill were as follows (amounts in thousands):

	Publishing	Distribution	Total
Balance as of March 31, 2005	$85,899	$5,762	$91,661

Goodwill acquired during the year	6,459	—	6,459
Issuance of contingent consideration	2,793	—	2,793
Adjustment-prior period purchase allocation	(260)	—	(260)
Effect of foreign currency exchange rates	203	(410)	(207)

Balance as of March 31, 2006	95,094	5,352	100,446

Goodwill acquired during the year	87,257	—	87,257
Issuance of contingent consideration	6,918	—	6,918
Adjustment-prior period purchase allocation	51	—	51
Effect of foreign currency exchange rates	22	680	702

Balance as of March 31, 2007	$189,342	$6,032	$195,374

9.                          Accrued Expenses

Accrued expenses were comprised of the following (amounts in thousands):

	As of March 31,
	2007	2006

Accrued royalties payable	$21,583	$8,961
Accrued selling and marketing costs	23,909	24,637
Affiliate label program payable	1,846	1,121
Income tax payable	55,530	2,253
Accrued payroll related costs	63,249	33,434
Accrued customer payments	2,088	5,077
Accrued professional and legal costs	9,494	11,568
Other	26,953	17,811

Total accrued expenses	$204,652	$104,862

10.                   Operations by Reportable Segments and Geographic Area

We operate two business segments: (i) publishing of interactive entertainment software and peripherals and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing, and sale of products directly, by license or through our affiliate label program with certain third-party publishers. In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. We conduct our international publishing activities through offices in the UK, Germany, France, Italy, Spain, the Netherlands, Australia, Sweden, Canada, South Korea and Japan. Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries located in the UK, the Netherlands, and Germany.

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

Information on the reportable segments for the three years ended March 31, 2007 is as follows (amounts in thousands):

	For the year ended March 31, 2007
	Publishing	Distribution	Total

Total segment revenues	$1,119,038	$393,974	$1,513,012
Revenue from sales between segments	(80,726)	80,726	—

Revenues from external customers	$1,038,312	$474,700	$1,513,012

Operating income	$64,076	$9,071	$73,147

Total assets	$1,618,195	$175,752	$1,793,947

	For the year ended March 31, 2006
	Publishing	Distribution	Total

Total segment revenues	$1,154,663	$313,337	$1,468,000
Revenue from sales between segments	(131,631)	131,631	—

Revenues from external customers	$1,023,032	$444,968	$1,468,000

Operating income (loss)	$(6,715)	$21,941	$15,226

Total assets	$1,293,014	$125,241	$1,418,255

	For the year ended March 31, 2005
	Publishing	Distribution	Total

Total segment revenues	$1,072,729	$333,128	$1,405,857
Revenue from sales between segments	(111,676)	111,676	—

Revenues from external customers	$961,053	$444,804	$1,405,857

Operating income	$155,863	$23,745	$179,608

Total assets	$1,173,866	$132,053	$1,305,919

Geographic information is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	For the years ended March 31,
	2007	2006	2005

North America	$753,376	$710,040	$696,325
Europe	718,973	717,494	675,074
Other	40,663	40,466	34,458

Total	$1,513,012	$1,468,000	$1,405,857

Revenues by platform were as follows (amounts in thousands):

	For the years ended March 31,
	2007	2006	2005

Console	$1,125,457	$1,008,758	$970,399
Hand-held	275,650	235,834	161,977
PC	111,905	223,408	273,481

Total	$1,513,012	$1,468,000	$1,405,857

A significant portion of our revenues is derived from products based on a relatively small number of popular brands each year. In fiscal 2007, 39% of our consolidated net revenues (52% of worldwide publishing net revenues) was derived from three brands, which accounted for 17%, 13%, and 9% of consolidated net revenues (23%, 18%, and 11% of worldwide publishing net revenues). In fiscal 2006, 30% of our consolidated net revenues (38% of worldwide publishing net revenues) was derived from three brands, which accounted for 14%, 8%, and 8% of consolidated net revenues (18%, 10%, and 10% of worldwide publishing net revenues). In fiscal 2005, 37% of our consolidated net revenues (48% of worldwide publishing net revenues) was derived from three brands, which accounted for 16%, 11%, and 10% of consolidated net revenues (21%, 14%, and 13% of worldwide publishing net revenues).

11.                   Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	For the years ended March 31,
	2007	2006	2005
Numerator:
Numerator for basic and diluted earnings per share - income available to common shareholders	$85,787	$40,251	$135,057

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	281,114	273,177	250,023

Effect of dilutive securities:
Employee stock options and stock purchase plan	23,611	20,232	26,398
Warrants to purchase common stock	614	593	1,291
Potential dilutive common shares	24,225	20,825	27,689

Denominator for diluted earnings per share - weighted average common shares outstanding plus assumed conversions	305,339	294,002	277,712

Basic earnings per share	$0.31	$0.15	$0.54

Diluted earnings per share	$0.28	$0.14	$0.49

Options to purchase approximately 7.9 million, 993,000, and 243,000 shares of common stock for the years ended March 31, 2007, 2006, and 2005, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

12.                   Income Taxes

Domestic and foreign income before income taxes and details of the income tax provision are as follows (amounts in thousands):

	For the years ended March 31,
	2007	2006	2005

Income (loss) before income taxes:
Domestic	$99,210	$52,321	$169,572
Foreign	10,615	(6,465)	23,128
	$109,825	$45,856	$192,700

Income tax expense (benefit):
Current:
Federal	$34,342	$—	$(355)
State	15,325	308	342
Foreign	3,842	4,383	5,126

Total current	53,509	4,691	5,113

Deferred:
Federal	(17,074)	(11,095)	4,346
State	(19,608)	(7,266)	(2,863)
Foreign	(4,127)	(10,092)	(2,159)

Total deferred	(40,809)	(28,453)	(676)

Add back benefit credited to additional paid-in capital:
Tax benefit related to stock option and warrant exercises	11,338	29,367	53,206
Income tax provision	$24,038	$5,605	$57,643

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

	For the years ended March 31,
	2007	2006	2005

Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.1	4.3	2.8
Research and development credits	(8.5)	(36.2)	(6.6)
Decremental effect of foreign tax rates	(3.6)	(10.5)	(2.4)
Increase (decrease) in valuation allowance	(26.6)	18.0	3.2
Increase (decrease) in tax reserves	18.8	(2.2)	(0.9)
Other	2.7	3.8	(1.2)

	21.9%	12.2%	29.9%

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset and liability are as follows (amounts in thousands):

	As of March 31,
	2007	2006

Deferred asset:
Allowance for doubtful accounts	$369	$739
Allowance for sales returns	14,094	16,200
Inventory reserve	1,507	2,474
Vacation and bonus reserve	5,996	4,993
Amortization and depreciation	1,566	3,970
Tax credit carryforwards	89,014	74,488
Net operating loss carryforwards	29,822	13,770
Stock-based compensation	11,879	3,272
Other	8,958	6,209

Deferred asset	163,205	126,115
Valuation allowance	(382)	(35,555)

Net deferred asset	162,823	90,560

Deferred liability:
Capitalized development expenses	50,159	22,537
State taxes	12,309	5,814

Deferred liability	62,468	28,351

Net deferred asset	$100,355	$62,209

The tax benefits associated with certain net operating loss carryforwards relate to employee stock options. For the year ended March 31, 2006, pursuant to SFAS No. 109, deferred tax assets for net operating losses did not include $30.9 million relating to these items which will be credited to additional paid-in capital when realized. For the year ended March 31, 2007, $30.9 million relating to these items was realized and included in deferred tax assets for net operating losses; however, a reserve was established for this amount, as well as a reserve of $20.6 million for tax credits and foreign taxes. These reserves were established because the tax positions are subject to certain assumptions of the relevant legislative and judicial history that may or may not be accepted by the tax authorities.

As of March 31, 2007, our available federal net operating loss carryforward of approximately $34.9 million is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire between 2022 and 2026. We have various state net operating loss carryforwards totaling $17.6 million which are not subject to limitations under Section 382 of the Internal Revenue Code. We have tax credit carryforwards of $52.5 million and $36.5 million for federal and state purposes, respectively, which begin to expire in fiscal year 2008.

At March 31, 2007, our deferred income tax asset for tax credit carryforwards and net operating loss carryforwards was reduced by a valuation allowance of $0.4 million, as compared to $35.6 million in the prior fiscal year. In management’s judgment, based on the utilization of domestic net operating loss carryforwards in the current fiscal year, it was determined to be more likely than not that the tax credit carryforwards would ultimately be utilized, and consequently, the valuation allowance relating to tax credit carryforwards was reversed.

Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the deferred tax asset will be realized.

Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $97.5 million at March 31, 2007. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration.

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

13.                    Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”). The UK Facility provided Centresoft with the ability to borrow up to Great British Pounds (“GBP”) 12.0 million ($23.6 million) and GBP 12.0 million ($21.0 million, including issuing letters of credit, on a revolving basis as of March 31, 2007 and 2006, respectively. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.2 million) and a GBP 0.6 million ($1.0 million) guarantee for the benefit of our CD Contact subsidiary as of March 31, 2007 and 2006, respectively. The UK Facility bore interest at LIBOR plus 2.0% as of March 31, 2007 and 2006, is collateralized by substantially all of the assets of the subsidiary and expires in January 2008. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of March 31, 2007 and 2006, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility as of March 31, 2007 or 2006. The German Facility provided for revolving loans up to EUR 0.5 million ($0.7 million) as of March 31, 2007 and EUR 0.5 million ($0.6 million) as of March 31, 2006, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date. No borrowings were outstanding against the German Facility as of March 31, 2007 or 2006.

As of March 31, 2007 and 2006, we maintained a $7.5 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At March 31, 2007 and 2006, the $7.5 million deposit is included in short-term investments as restricted cash. No borrowings were outstanding as of March 31, 2007 or 2006.

As of March 31, 2007, our publishing subsidiary located in the UK maintained a EUR 4.0 million ($5.3 million) irrevocable standby letter of credit. As of March 31, 2006, our publishing subsidiary located in the UK maintained a EUR 2.5 million ($3.0 million) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in August 2007. No borrowings were outstanding as of March 31, 2007 or 2006.

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

Additionally, we lease certain of our facilities and equipment under non-cancelable operating lease agreements. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of March 31, 2007, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations
	Facility &	Developer
	Equipment Leases	and IP	Marketing	Total

Fiscal year ending March 31,

2008	$14,213	$67,836	$40,254	$122,303
2009	13,131	31,579	30,679	75,389
2010	12,070	29,936	100	42,106
2011	9,854	30,586	13,100	53,540
2012	5,543	16,586	—	22,129
Thereafter	17,783	47,586	—	65,369

Total	$72,594	$224,109	$84,133	$380,836

Facilities rent expense for the years ended March 31, 2007, 2006, and 2005 was approximately $14.8 million, $14.2 million, and $10.6 million, respectively.

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

Legal Proceedings

In July 2006, individuals and/or entities claiming to be stockholders of the Company have filed derivative lawsuits, purportedly on behalf of the Company, against certain current and former members of the Company’s Board of Directors as well as several current and former officers of the Company. Three derivative actions have been filed in Los Angeles Superior Court: Vazquez v. Kotick, et al., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al., L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006). These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Two derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006); and Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006). These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints allege, among other things, purported improprieties in the Company’s issuance of stock options. Plaintiffs seek various relief on behalf of the Company, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. The Company expects that defense expenses associated with the matters will be covered by its directors and officers insurance, subject to the terms and conditions of the applicable policies. On May

24, 2007, the Superior Court granted the Company’s motion to stay the state action. The court’s order stays the action pending the resolution of motions to dismiss in the federal action, but is without prejudice to any party’s right to seek modification of the stay upon a showing of good cause, including a showing that matters may be addressed in the Superior Court without the potential for conflict with or duplication of the federal court proceedings. The Company filed motions to dismiss in the federal action on June 1, 2007, which will be fully briefed by August 15, 2007. The Company was also informed that, on June 1, 2007, a derivative case, Abdelnur vs. Kotick et al., was filed in the United States District Court for the Central District of California, C.D. Case No. CV07-3575 AHM (PJWx), by the same law firm that previously filed the Hamian case, alleging substantially the same claims.

On July 27, 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical stock option grant practices. In early June 2007, the SEC informed the Company that the SEC has issued a formal order of non-public investigation, which allows the SEC, among other things, to subpoena witnesses and require the production of documents. The Company is cooperating with the SEC’s investigation, and representatives of the special subcommittee of independent members of our Board of Directors established in July 2006 to review our historical stock option granting practices (the “Special Subcommittee”) and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and on February 28, 2007 to brief the SEC staff on the Special Subcommittee’s findings and recommendations following the substantial completion of the Special Subcommittee’s investigation. A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC. At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

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

14.      Stock-Based Compensation and Employee Benefit Plans

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock awards granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting on each annual anniversary of the grant date over periods of three to five years and expire ten years from the grant date, with some options containing performance clauses which would accelerate the vesting into earlier annual periods. Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. Shares issued as a result of stock option exercises and our ESPP are generally issued as new stock issuances. As of March 31, 2007, we had approximately 11.2 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

Stock Incentive Plans

We sponsor several stock option plans for the benefit of officers, employees, consultants, and others.

On February 28, 1992, the shareholders of Activision approved the Activision 1991 Stock Option and Stock Award Plan, as amended, (the “1991 Plan”) which permits the granting of “Awards” in the form of non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights (“SARs”), restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The total number of shares of common stock available for distribution under the 1991 Plan is 45,400,000. The 1991 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were no shares remaining available for grant under the 1991 Plan as of March 31, 2007.

On September 23, 1998, the shareholders of Activision approved the Activision 1998 Incentive Plan, as amended (the “1998 Plan”). The 1998 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The total number of shares of common stock available for distribution under the 1998 Plan is 18,000,000. The 1998 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 56,300 shares remaining available for grant under the 1998 Plan as of March 31, 2007.

On April 26, 1999, the Board of Directors approved the Activision 1999 Incentive Plan, as amended (the “1999 Plan”). The 1999 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The total number of shares of common stock available for distribution under the 1999 Plan is 30,000,000. The 1999 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 84,500 shares remaining available for grant under the 1999 Plan as of March 31, 2007.

On August 23, 2001, the shareholders of Activision approved the Activision 2001 Incentive Plan, as amended (the “2001 Plan”). The 2001 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The total number of shares of common stock available for distribution under the 2001 Plan is 9,000,000. The 2001 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 158,300 shares remaining available for grant under the 2001 Plan as of March 31, 2007.

On April 4, 2002, the Board of Directors approved the Activision 2002 Incentive Plan (the “2002 Plan”). The 2002 Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to officers (other than executive officers), employees, consultants, advisors, and others. The 2002 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. The total number of shares of common stock available for distribution under the 2002 Plan is 17,400,000. There were approximately 167,600 shares remaining available for grant under the 2002 Plan as of March 31, 2007.

On September 19, 2002, the shareholders of Activision approved the Activision 2002 Executive Incentive Plan (the “2002 Executive Plan”). The 2002 Executive Plan permits the granting of “Awards” in the form of non-qualified stock options, ISOs, SARs, restricted stock awards, deferred share awards, and other common stock-based awards to officers, employees, directors, consultants, and advisors. The total number of shares of common stock available for distribution under the 2002 Executive Plan is 10,000,000. The 2002 Executive Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. There were approximately 488,700 shares remaining available for grant under the 2002 Executive Plan as of March 31, 2007.

On December 16, 2002, the Board of Directors approved the Activision 2002 Studio Employee Retention Incentive Plan, as amended (the “2002 Studio Plan”). The 2002 Studio Plan permits the granting of “Awards” in the form of non-qualified stock options and restricted stock awards to key studio employees (other than executive officers) of Activision, its subsidiaries and affiliates, and to contractors and others. The 2002 Studio Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. The total number of shares of common stock available for distribution under the 2002 Studio Plan is 6,000,000. There were approximately 4,200 shares remaining available for grant under the 2002 Studio Plan as of March 31, 2007.

On April 29, 2003, our Board of Directors approved the Activision 2003 Incentive Plan (the “2003 Plan”). On September 15, 2005, the shareholders of Activision approved the 2003 Plan. The 2003 Plan permits the granting of “Awards” in the form of non-qualified stock options, SARs, restricted stock awards, deferred stock awards, and other common stock-based awards to directors, officers, employees, consultants, and others. The 2003 Plan requires available shares to consist in whole or in part of authorized and unissued shares or treasury shares. The total number of shares of common stock available for distribution under the 2003 Plan is 24,000,000. There were approximately 8,915,300 shares remaining available for grant under the 2003 Plan as of March 31, 2007.

Under the terms of the plans, the exercise price for Awards issued under the 1991 Plan, 1998 Plan, 1999 Plan, 2001 Plan, 2002 Plan, 2002 Executive Plan, 2002 Studio Plan, and 2003 Plan (collectively, the “Plans”) is determined at the discretion of the Board of Directors (or the Compensation Committee of the Board of Directors, which administers the Plans), and under the terms of the plans, the exercise price for ISOs is not to be less than the fair market value of our common stock at the date of grant, and in the case of non-qualified options, the exercise price must exceed or be equal to 85% of the fair market value of our common stock at the date of grant. Options typically become exercisable in installments over a period of three to five years and must be exercised within 10 years of the date of grant.  We have recently determined that certain Awards issued in certain past periods were issued with exercise prices below the fair market value of our common stock on the dates that we have determined to be the correct grant and measurement dates for those Awards.

Other Employee Stock Options

In connection with prior employment agreements between Activision and Robert A. Kotick, Activision’s Chairman and Chief Executive Officer, and Brian G. Kelly, Activision’s Co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase common stock. The Board of Directors approved the granting of these options. Relating to such grants, as of March 31, 2007, approximately 8,304,800 options were outstanding with a weighted average exercise price of $1.74.

We additionally have approximately 9,500 options outstanding to employees as of March 31, 2007, with a weighted average exercise price of $3.48. The Board of Directors approved the granting of these options. Such options have terms similar to those options granted under the Plans.

Employee Stock Purchase Plan

On April 11, 2005, the Board of Directors approved the 2002 Employee Stock Purchase Plan and on February 11, 2003 the Board approved the 2002 Employee Stock Purchase Plan for International Employees (together, the “2002 Employee Stock Purchase Plan”). Under the 2002 Employee Stock Purchase Plan, up to an aggregate of 4,000,000 shares of our common stock may be purchased by eligible employees during two six-month offering periods that commence each April 1 and October 1 (the “Offering Period”). Common stock is purchased by the Amended 2002 Purchase Plans participants at a price per share generally equal to 85% of the lower of the fair market value of the common stock on the first day of the Offering Period and the fair market value of the common stock on the purchase date (the last day of the Offering Period). Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period and are limited to a maximum of $10,000 in value for any two purchases within the same calendar year. On June 13, 2007, the most recent purchase date, employees purchased 228,337 shares of our common stock at a purchase price of $12.8350 per share.

Non-Employee Warrants

In prior years, we have granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party warrants is generally greater than or equal to their fair market value of our common stock at the date of grant. No third-party warrants were granted during the years ended March 31, 2007, 2006, and 2005. As of March 31, 2007 and 2006, third-party warrants to purchase 936,000 shares of common stock were outstanding with a weighted average exercise price of $4.54 per share.

In accordance with EITF 96-18, we measure the fair value of the securities on the measurement date. The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 1, the recoverability of capitalized software development costs and intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized software development costs and intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. As of March 31, 2006, capitalized amounts of third-party warrants had been fully amortized and there was no amortization related to third-party warrants for the fiscal year ended March 31, 2007. For the fiscal years ended March 31, 2006 and 2005, $0.5 and $1.6 million, respectively was amortized and included in cost of sales - software royalties and amortization and/or cost of sales - intellectual property licenses.

Employee Retirement Plan

We have a retirement plan covering substantially all of our eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to the lesser of 92% of their pre-tax salary and the maximum amount allowed by law. We contribute an amount equal to 20% of each dollar contributed by a participant. Our matching contributions to the plan were approximately $1.5 million, $1.3 million, and $905,000 for the years ended March 31, 2007, 2006, and 2005, respectively.

Restricted Stock

In June 2005, we issued the rights to 155,763 shares of restricted stock to an employee. Additionally, in October 2005 we issued the rights to 96,712 shares of restricted stock to an employee. These shares all vest over a five-year period and remain subject to forfeiture if vesting conditions are not met. In accordance with APB 25, we recognized unearned compensation in connection with the grant of restricted shares equal to the fair value of our common stock on the date of grant. The fair value of these shares when issued was approximately $12.84 and $15.51 per share, respectively, and resulted in a total increase in “Additional paid-in capital” and “Unearned compensation” of $2.0 million and $1.5 million on the respective balance sheets at the times of grant. Prior to the adoption of SFAS 123R, we reduced unearned compensation and recognized compensation expense over the vesting periods. Upon adoption of SFAS 123R, unearned compensation was reclassified against additional paid in capital and we will increase additional paid in capital and recognize compensation expense over the respective remaining vesting periods. Additionally, in the third quarter of fiscal 2007 we issued the rights to an aggregate of 81,000 shares of restricted stock to various employees. These shares vest over two and three year periods (with some subject to vesting acceleration clauses if the holder achieves certain performance objectives) and remain subject to forfeiture if vesting conditions are not met. In accordance with SFAS 123R we will recognize compensation expense and increase additional paid in capital related to these restricted stock shares over the requisite service period. For the year ended March 31, 2007, we recorded expenses related to these shares of approximately $981,000, which was included as a component of stock-based compensation expense within “General and administrative” on the accompanying Consolidated Statements of Operations. Since the issuance dates, we have recognized $1.4 million of the $4.8 million total fair value, with the remainder to be recognized over a weighted-average period of 2.88 years.

On April 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended March 31, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006 was based on the grant-date fair value, estimated in accordance with the provisions of SFAS 123R.

The effect of adopting SFAS 123R in the year ended March 31, 2007 was as follows:

(in thousands except per share data)	For the year ended March 31, 2007
Additional pre-tax stock-based compensation	$21,436
Additional stock-based compensation, net of tax	13,055
Cash flows from operations	(9,012)
Cash flows from financing activities	9,012
Effect on earnings per share:
Basic	$(0.05)
Diluted	$(0.04)

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and the ESPP included in our Consolidated Statements of Operations (in thousands) in accordance with SFAS 123R for the fiscal year ended March 31, 2007, and APB 25 for the fiscal years ended March 31, 2006 and 2005:

	For the year ended March 31,
	2007	2006	2005

Cost of sales - software royalties and amortization	$2,503	$—	$—
Product development	5,728	869	1,233
Sales and marketing	5,267	175	241
General and administrative	12,024	2,055	1,894

Stock-based compensation expense before income taxes	25,522	3,099	3,368
Income tax benefit	(9,979)	(1,208)	(1,310)

Total stock-based compensation expense after income taxes	$15,543	$1,891	$2,058

Additionally, stock option expenses are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” as discussed in Note 1. For the year ended March 31, 2007, stock-based compensation costs in the amount of $9.1 million were capitalized and $2.5 million of capitalized stock-based compensation costs were amortized. The following table summarizes stock –based compensation included in our Consolidated Balance Sheets as a component of software development (in thousands):

Software Development

Balance, March 31, 2006	$—
Stock-based compensation expense capitalized during period	9,069
Amortization of capitalized stock-based compensation expense	(2,503)
Balance, March 31, 2007	$6,566

Net cash proceeds from the exercise of stock options were $19.0 million, $45.1 million, and $72.7 million for the years ended March 31, 2007, 2006, and 2005, respectively. Income tax benefit from stock option exercises was $11.3 million, $29.4 million, and $53.2 million for the years ended March 31, 2007, 2006, and 2005, respectively. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. According to APB 25, a non-cash stock-based compensation expense is recognized for any options granted where the exercise price is lower than the market price on the actual date of grant. This expense is then amortized over the vesting period of the associated option. As required by SFAS 148, prior to the adoption of SFAS 123R, we provided pro forma net income and pro forma net income per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net income after tax and net earnings per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the years ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	For the years ended March 31,
	2006	2005
Net income, as reported	$40,251	$135,057
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,589	2,313
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,175)	(14,233)

Pro forma net income	$25,665	$123,137

Earnings per share

Basic - as reported	$0.15	$0.54
Basic - pro forma	$0.09	$0.49

Diluted - as reported	$0.14	$0.49
Diluted - pro forma	$0.09	$0.44

In the table above, stock-based compensation has been tax effected using our effective tax rate which differs from our statutory rate. Additionally, included in fiscal year 2006 net income, as reported, is $467,000 of amortization of unearned compensation related to restricted stock.

As of April 1, 2005, the Company began estimating the value of employee stock options on the date of grant using a binomial-lattice model. Prior to April 1, 2005 the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

Our employee stock options have features that differentiate them from exchange-traded options. These features include lack of transferability, early exercise, vesting restrictions, pre- and post-vesting termination provisions, blackout dates, and time-varying inputs. In addition, some of the options have non-traditional features, such as accelerated vesting upon the satisfaction of certain performance conditions that must be reflected in the valuation. A binomial-lattice model was selected because it is better able to explicitly address these features than closed-form models such as the Black-Scholes model, and is able to reflect expected future changes in model inputs, including changes in volatility, during the option’s contractual term.

Consistent with SFAS 123R, we have attempted to reflect expected future changes in model inputs during the option’s contractual term. The inputs required by our binomial-lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee type specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period. These probabilities are then used to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. The weighted-average estimated value of employee stock options granted during the years ended March 31, 2007, 2006, and 2005 was $5.86, $5.09, and $3.06 per share, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Employee and Director Options and Warrants			Employee Stock Purchase Plan
	For the year ended March 31,			For the year ended March 31,
	2007	2006	2005	2007	2006	2005

Expected life (in years)	4.87	4.85	3.20	0.5	0.5	0.5
Risk free interest rate	4.99%	5.17%	3.25%	4.71%	3.05%	2.66%
Volatility	54%	48%	48%	43%	42%	46%
Dividend yield	—	—	—	—	—	—
Weighted-average fair value at grant date	$5.86	$5.09	$3.06	$3.72	$3.11	$1.59

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS 123R and SAB 107. These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility. Based on these methods, for options granted during the year ended March 31, 2007, the expected stock price volatility ranged from 38% to 56%, with a weighted-average volatility of 54%. For options granted during the year ended March 31, 2006, the expected stock price volatility ranged from 40% to 55%, with a weighted average volatility of 48%. For options granted during the year ended March 31, 2005, the expected stock price volatility ranged from 45% to 48%, with a weighted average volatility of 48%.

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

Stock option activity for the years ended March 31, 2007, 2006, and 2005 is as follows (in thousands, except per share amounts):

	2007		2006		2005
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price

Outstanding at beginning of year	48,337	$6.20	48,772	$4.84	65,135	$3.71
Granted	6,361	13.91	8,728	12.66	7,501	8.82
Exercised	(3,352)	5.03	(8,108)	4.81	(22,167)	2.90
Forfeited	(1,917)	8.61	(1,055)	7.35	(1,697)	4.47

Outstanding at end of year	49,429	$7.18	48,337	$6.20	48,772	$4.84

Exercisable at end of year	31,291	$4.60	27,126	$4.17	25,180	$3.92

The following table shows the weighted-average remaining contractual term and aggregate intrinsic value for options outstanding and options exercisable at March 31, 2007 (amounts in thousands):

	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	5.97	$581,459

Exercisable at March 31, 2007	4.69	$448,621

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. Total intrinsic value of options actually exercised was $32.0 million, $77.9 million, and $198.0 million for the years ended March 31, 2007, 2006, and 2005, respectively.

As of March 31, 2007, $34.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.61 years.

The following table summarizes information about all employee and director stock options outstanding as of March 31, 2007 (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Shares	Remaining Wtd. Avg. Contractual Life (in years)	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price

Range of exercise prices:
$1.00 to $1.08	665	3.11	$1.05	665	$1.05
$1.72 to $1.75	8,202	1.95	1.75	8,202	1.75
$1.76 to $3.53	5,354	5.09	3.34	4,714	3.34
$3.54 to $5.00	5,696	5.74	4.04	5,185	4.07
$5.08 to $5.74	4,959	5.36	5.72	4,292	5.72
$5.79 to $7.73	6,605	5.96	7.12	6,032	7.10
$7.75 to $11.10	5,440	7.61	9.77	1,009	8.99
$11.15 to $13.61	8,959	8.65	12.90	779	12.14
$13.62 to $17.21	3,388	8.97	15.24	413	15.06
$18.43 to $18.43	161	9.80	18.43	—	—
	49,429	5.97	$7.18	31,291	$4.60

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

Under the buyback program, we did not repurchase any shares of our common stock in the years ended March 31, 2007, March 31, 2006 and March 31, 2005. As of March 31, 2007, we had no outstanding structured stock repurchase transactions. Structured stock repurchase transactions are settled in cash or stock-based on the market price of our common stock on the date of the settlement. Upon settlement, we either have our capital investment returned with a premium or receive shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction. These transactions are recorded in shareholders’ equity in the accompanying Consolidated Balance Sheets. As of March 31, 2007, we had approximately $226.2 million available for utilization under the buyback program and no outstanding stock repurchase transactions.

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

16.                   Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) for the year ended March 31, 2007, 2006, and 2005 were as follows (amounts in thousands):

	March 31,	March 31,	March 31,
	2007	2006	2005

Net income	$85,787	$40,251	$135,057

Other comprehensive income (loss):
Unrealized appreciation (depreciation) on investments, net of taxes	(8,224)	10,576	(3,317)
Foreign currency translation adjustment	12,057	(5,825)	4,974

Other comprehensive income	3,833	4,751	1,657

Comprehensive income	$89,620	$45,002	$136,714

The components of accumulated other comprehensive income (loss) for the years ended March 31, 2007 and 2006 were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance, March 31, 2006	$9,013	$7,356	$16,369
Other comprehensive income (loss)	12,057	(8,224)	3,833

Balance, March 31, 2007	$21,070	$(868)	$20,202

Comprehensive income is presented net of taxes of $0.6 million related to unrealized depreciation on investments. Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

17.      Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information are as follows (amounts in thousands):

	For the years ended March 31,
	2007	2006	2005

Non-cash investing and financing activities:
Subsidiaries acquired with common stock	$30,000	$2,793	$1,191
Change in unrealized appreciation (depreciation) on investments	(8,224)	10,576	(3,317)
Common stock payable, related to acquisition	39,000	—	—
Adjustment-prior period purchase allocation	51	(260)	(2,384)

Supplemental cash flow information:
Cash paid for income taxes	$3,677	$4,698	$12,178
Cash received for interest, net	35,345	25,912	10,543

18.      Quarterly Financial and Market Information (Unaudited)

	For the quarters ended				For the year
(Amounts in thousands, except per share data)	June 30(a)	Sept. 30	Dec. 31	Mar. 31	ended

Fiscal 2007:
Net revenues	$188,069	$188,172	$824,259	$312,512	$1,513,012
Cost of sales	137,800	141,078	483,180	216,007	978,065
Operating income (loss)	(33,449)	(37,410)	173,120	(29,114)	73,147
Net income (loss)	(18,309)	(24,302)	142,820	(14,422)	85,787
Basic earnings (loss) per share	(0.07)	(0.09)	0.51	(0.05)	0.31
Diluted earnings (loss) per share	(0.07)	(0.09)	0.46	(0.05)	0.28

Common stock price per share:
High	15.11	16.00	18.19	19.20	19.20
Low	10.71	10.47	14.22	16.05	10.47

Fiscal 2006:
Net revenues	$241,093	$222,540	$816,242	$188,125	$1,468,000
Cost of sales	172,270	141,458	498,325	128,309	940,362
Operating income (loss)	(14,319)	(27,788)	83,893	(26,560)	15,226
Net income (loss)	(4,247)	(14,230)	67,856	(9,128)	40,251
Basic earnings (loss) per share	(0.02)	(0.05)	0.25	(0.03)	0.15
Diluted earnings (loss) per share	(0.02)	(0.05)	0.23	(0.03)	0.14

Common stock price per share:
High	13.88	17.30	18.03	15.93	18.03
Low	10.64	12.07	12.94	11.81	10.64

a)  On June 7, 2007, we filed an Amended Quarterly Report on Form 10-Q/A to restate our unaudited consolidated financial statements as of June 30, 2006 and for the three months ended June 30, 2006 and 2005 and the related disclosures to correct our stock-based compensation expense and related tax effects as discussed in the Form 10-Q/A.

The following table reflects the impact of the non-cash charges for stock-based compensation expense and related tax effects:

	For the three months ended June 30, 2006
	As previously reported	Adjustments	As restated
Net revenues	$188,069	$—	$188,069
Cost of sales	137,789	11	137,800
Operating loss	(32,786)	(663)	(33,449)
Net loss	(17,826)	(483)	(18,309)
Basic loss per share	(0.06)	(0.01)	(0.07)
Diluted loss per share	(0.06)	(0.01)	(0.07)

19.                   Recently Issued Accounting Standards and Laws

In February 2006, the FASB issued Statement No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Financial Instruments – An amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to resolve issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material effect on our financial position or results of operations.

In March 2006, the FASB issued Statement No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits either the “amortization method” or the “fair value measurement method,” as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective in the first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material effect on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 157 will have a material effect on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 also discusses the implications of misstatements uncovered upon the application of SAB 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on our financial position or results of operations.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This new standard aims to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. The adoption of SFAS No. 158 had no impact on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating if we will adopt SFAS No. 159 and what impact the adoption will have on our Consolidated Financial Statements if we adopt.

20.                 Subsequent Events

On May 11, 2007, Activision completed its acquisition of DemonWare, the leading provider of network middleware technologies for console and PC games headquartered in Dublin, Ireland. The acquisition is expected to enable Activision to gain efficiencies related to online game development and to position the company to take advantage of the growth in online gameplay that is expected to be driven by the next-generation consoles.

On June 8, 2007, with respect to unexercised options subject to Section 409A of the Internal Revenue Code held by employees who are not executive officers, Activision commenced an offer to amend the exercise price of these options to eliminate the grantee’s Section 409A tax liability consistent with Internal Revenue Service guidance. Pursuant to the offer, the Company will also make a cash payment in January 2008 to employees who accept the offer, in an amount equal to the difference between the original exercise price of each amended option and the amended exercise price of each amended option. The offer with respect to all eligible options is considered a modification of those options for financial reporting purposes. Pursuant to the accounting standards in effect under SFAS 123R (revised 2004), the fair value of the modified options (including for this purpose the cash payments that become payable pursuant to the terms of the offer) will be recognized as compensation expense over the remaining requisite service period with the fair value created as a result of cash payments that become payable pursuant to the terms of the offer recognized as compensation expense at the expiration of the offer period on July 6, 2007. In addition, a portion of the compensation costs associated with the original award may be accelerated and recognized as compensation expense at the expiration of the offer period as a result of the cash payment.

SCHEDULE II

ACTIVISION, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions (A)	Col. D Deductions (B)	Col. E Balance at End of Period
Year ended March 31, 2007

Allowance for sales returns and price protection	$95,150	$143,456	$(148,963)	$89,643

Allowance for doubtful accounts	3,103	(1,804)	476	1,775

Deferred tax valuation allowance	35,555	—	(35,173)	382

Year ended March 31, 2006

Allowance for sales returns and price protection	$67,603	$262,555	$(235,008)	$95,150

Allowance for doubtful accounts	1,588	5,149	(3,634)	3,103

Deferred tax valuation allowance	25,666	9,943	(54)	35,555

Year ended March 31, 2005

Allowance for sales returns and price protection	$44,538	$172,156	$(149,091)	$67,603

Allowance for doubtful accounts	2,490	(1,451)	549	1,588

Deferred tax valuation allowance	18,857	7,703	(894)	25,666

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

4.1

Rights Agreement dated as of April 18, 2000, between Activision. Inc. and Continental Stock Transfer & Trust Company, which includes as exhibits the form of Right Certificates as Exhibit A, the Summary of Rights to Purchase Series A Junior Preferred Stock as Exhibit B and the form of Certificate of Designation of Series A Junior Preferred Stock of Activision as Exhibit C, (incorporated by reference to Activision’s Registration Statement on Form 8-A, Registration No. 001-15839, filed April 19, 2000).

10.1	Activision, Inc. 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-K for the year ended March 31, 2002).

10.2	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended September 30, 2001).

10.3	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.4	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.5	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2003).

10.6	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-100114 filed September 26, 2002).

10.7	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of Activision’s Form S-8, Registration No. 333-103323 filed February 19, 2003).

10.8	Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed March 8, 2005).

10.9	Activision, Inc. 2002 Second Amended and Restated Employee Stock Purchase Plan for International Employees (incorporated by reference to Exhibit 10.2 of Activision’s Form 8-K, filed March 8, 2005).

10.10	Activision, Inc. Amended and Restated 2003 Incentive Plan, effective as of July 26, 2005 (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.11

Form of Stock Option Certificate for grants issued pursuant to the 1998 Incentive Plan of Activision, Inc. (adopted May 24, 2005) (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed May 31, 2005).

10.12

Form of Stock Option Certificate for grants issued pursuant the 1999 Incentive Plan of Activision, Inc. (adopted May 24, 2005) (incorporated by reference to Exhibit 10.2 of Activision’s Form 8-K, filed May 31, 2005).

10.13

Form of Stock Option Agreement for grants issued pursuant the 2001 Incentive Plan of Activision, Inc. (adopted May 24, 2005) (incorporated by reference to Exhibit 10.3 of Activision’s Form 8-K, filed May 31, 2005).

10.14

Form of Stock Option Agreement for grants issued pursuant the 2002 Executive Incentive Plan of Activision, Inc. (adopted May 24, 2005) (incorporated by reference to Exhibit 10.4 of Activision’s Form 8-K, filed May 31, 2005).

10.15

Form of Executive Stock Option Agreement for grants to Robert Kotick or Brian Kelly issued pursuant the 2003 Incentive Plan of Activision, Inc. (adopted May 2005) (incorporated by reference to Exhibit 10.40 of Activision’s Form 10-K for the year ended March 31, 2005).

10.16

Form of Non-Executive Stock Option Agreement for grants to non-executives issued pursuant the 2003 Incentive Plan of Activision, Inc. (adopted May 2005) (incorporated by reference to Exhibit 10.41 of Activision’s Form 10-K for the year ended March 31, 2005).

10.17	Form of Non-Employee Director Stock Option Agreement for grants to non-employee directors issued pursuant the 2003 Incentive Plan of Activision, Inc. (adopted May 2005).

10.18	Notice of Share Option Award for grants to persons other than non-employee directors issued pursuant to the 2003 Incentive Plan of Activision, Inc. (adopted June 13, 2007).

10.19	Notice of Share Option Award for grants to non-employee directors issued pursuant to the 2003 Incentive Plan of Activision, Inc. (adopted June 13, 2007).

10.20	Notice of Restricted Share Award for grants issued pursuant to the 2003 Incentive Plan of Activision, Inc. (adopted June 13, 2007).

10.21	Notice of Restricted Share Unit Award for grants issued pursuant to the 2003 Incentive Plan of Activision, Inc. (adopted June 13, 2007).

10.22

Amended and Restated Employment Agreement, dated May 22, 2000, between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2000).

10.23

Amendment, dated July 22, 2002, to Employment Agreement dated May 22, 2000 between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2002).

10.24

Amendment, dated December 29, 2006, to Employment Agreement dated May 22, 2000 between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K filed January 8, 2007).

10.25

Stock Option Agreement, dated May 22, 2000, between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.26

Amended and Restated Employment Agreement, dated May 22, 2000, between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ending September 30, 2000).

10.27

Amendment, dated July 22, 2002, to Employment Agreement dated May 22, 2000 between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended September 30, 2002).

10.28

Amendment, dated December 29, 2006, to Employment Agreement dated May 22, 2000 between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K filed January 8, 2007).

10.29

Employment Agreement, dated July 22, 2002, between Ronald Doornink and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended June 30, 2002).

10.30

Amendment, dated February 27, 2003, to Employment Agreement dated July 22, 2002 between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.34 of Activision’s Form 10-K for the year ended March 31, 2005).

10.31

Amendment, dated June 1, 2004, to Employment Agreement dated July 22, 2002, between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended June 30, 2004).

10.32

Amendment, dated June 15, 2005, to Employment Agreement dated July 22, 2002 between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.33

Employment agreement, dated November 20, 2002, between Activision Publishing, Inc. and George Rose (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2002).

10.34

Amendment, dated March 30, 2005, to the Employment Agreement dated November 20, 2002 between Activision Publishing, Inc. and George Rose (incorporated by reference to Exhibit 10.51 of Activision’s Form 10-K for the year ended March 31, 2005).

10.35

Employment Agreement, dated May 10, 2005, between Charles J. Huebner and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

10.36	Amendment, dated March 30, 2007, to Employment Agreement dated May 10, 2005 between Charles J. Huebner and Activision Publishing, Inc.

10.37

Employment Agreement, dated June 15, 2005, between Michael Griffith and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.38	Stock Option Agreement, dated June 15, 2005, between Michael Griffith and Activision, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.39

Restricted Stock Agreement, dated June 15, 2005, between Michael Griffith and Activision, Inc. (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended June 30, 2005).

10.40

Employment Agreement, dated September 9, 2005, between Thomas Tippl and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.41	Stock Option Agreement, dated October 3, 2005, between Thomas Tippl and Activision, Inc. (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.42

Restricted Stock Agreement, dated October 3, 2005, between Thomas Tippl and Activision, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended September 30, 2005).

10.43

Employment Agreement, dated September 18, 2006, between Brian Hodous and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.2 of Activision’s Form 10-Q for the quarter ended December 31, 2006).

10.44	Letter Agreement, dated September 6, 2006, between Brian Hodous and Activision, Inc.

10.45	Stock Option Agreement, dated as of November 3, 2006, between Activision and Brian Hodous.

10.46	Restricted Stock Agreement, dated as of November 3, 2006, between Activision and Brian Hodous.

10.47	Restricted Stock Agreement, dated as of November 3, 2006, between Activision and Brian Hodous.

10.48

Employment Agreement, dated October 1, 2006, between Robin Kaminsky and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.3 of Activision’s Form 10-Q for the quarter ended December 31, 2006).

10.49

PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement, dated as of April 1, 2000, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.9 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.50	Letter regarding Modification of Territory for PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement, dated as of June 11, 2004, from Sony Computer Entertainment America Inc. to Activision, Inc.

10.51

PlayStation 2 Licensed Publisher Agreement, dated as of March 23, 2001, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.10 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.52

PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement, dated September 15, 2004, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.46 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.53

PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement, dated September 27, 2005, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.60 of Activision’s Form 10-K for year ended March 31, 2006).*

10.54	Global PlayStation 3 Format Licensed Publisher Agreement, dated March 5, 2007, between Sony Computer Entertainment America, Inc. and Activision. Inc.*

10.55

First Renewal License Agreement for the Game Boy Advance Video Game System (EEA, Australia, and New Zealand), dated September 14, 2004, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.44 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.56	First Addendum to First Renewal License Agreement for the Game Boy Advance Video Game System (EEA, Australia and New Zealand), dated June 20, 2006, between Nintendo Co., Ltd. and Activision, Inc.

10.57

Confidential License Agreement for Nintendo GameCube (Western Hemisphere), dated as of November 9, 2001, between Nintendo of America Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.58

First Amendment to the Confidential License Agreement for Nintendo GameCube (Western Hemisphere), dated November 9, 2004, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.45 of Activision’s Form 10-K for the year ended March 31, 2005).

10.59	First Renewal License Agreement for the Nintendo GameCube System (EEA), dated June 20, 2006, between Nintendo, Co., Ltd. and Activision, Inc.*

10.60

Confidential License Agreement for the Nintendo DS (Western Hemisphere), dated as of October 11, 2004, between Nintendo Co., Ltd. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.42 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.61	License Agreement for the Nintendo DS System (EEA, Australia and New Zealand), dated June 20, 2006, between Nintendo Co., Ltd. and Activision, Inc.*

10.62

Microsoft Corporation Xbox Publisher License Agreement, dated as of July 18, 2001, between Microsoft Corporation and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.5 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.63

Amendment to Microsoft Corporation Xbox Publisher License Agreement, dated as of April 19, 2002, between Microsoft Licensing, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.64

Xbox Live Distribution Amendment to the Xbox Publisher Licensing Agreement, dated as of October 28, 2002, between Microsoft Licensing, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.7 of Activision’s Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.65

Amendment to the Xbox Publisher Licensing Agreement, dated as of March 1, 2005, between Microsoft Licensing, GP, and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.47 of Activision’s Form 10-K for the year ended March 31, 2005).*

10.66

Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of October 25, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.4 of Activision’s Form 10-Q for the quarter ended December 31, 2005).*

10.67

Xbox 360 Disc Program Addendum to the Xbox 360 Publisher License Agreement, dated as of December 15, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.5 of Activision’s Form 10-Q for the quarter ended December 31, 2005).*

10.68	Amendment to the Xbox 360 Publisher Licensing Agreement (Platinum/Classic Hits Program), dated as of October 1, 2006, by and between Microsoft Licensing, GP and Activision, Inc.*

10.69	Xbox Live Server Platform Addendum to the Xbox 360 Publisher Licensing Agreement, dated as of February 6, 2007, by and between Microsoft Licensing, GP and Activision Publishing, Inc.

10.70	Chart of Compensation to Non-Employee Directors (incorporated by reference to Exhibit 10.6 of Activision’s Form 10-Q for the quarter ended December 31, 2005).

14.1	Code of Ethics for Senior Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Activision’s Form 10-K for the year ended March 31, 2004).

21.1	Principal subsidiaries of Activision.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Griffith pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Griffith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Portions omitted pursuant to a request for confidential treatment.