Form 10-Q
period 2007-06-30
ACTIVISION INC /NY
filed 2007-08-07
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2007 was 285,478,565.

ACTIVISION, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “future”, “intend”, “may”, “plan”, “positioned”, “potential”, “project”, “scheduled”, “set to”, “subject to”, “upcoming”, “will”, “would”, and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, included in Part I Item 1A. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  All references to “we”, “us”, “our”, “Activision” or “the Company” in the following discussion and analysis mean Activision, Inc. and its subsidiaries.

FINANCIAL INFORMATION.
Item 1.   Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$343,981	$384,409
Short-term investments	619,815	570,440
Accounts receivable, net of allowances of $115,560 and $91,418 at June 30, 2007 and March 31, 2007, respectively	197,964	148,694
Inventories	92,529	91,231
Software development	104,944	107,779
Intellectual property licenses	13,143	27,784
Deferred income taxes	50,197	51,564
Other current assets	20,507	19,332

Total current assets	1,443,080	1,401,233

Software development	9,180	23,143
Intellectual property licenses	68,645	72,490
Property and equipment, net	48,706	46,540
Deferred income taxes	41,933	48,791
Other assets	6,473	6,376
Goodwill	221,049	195,374

Total assets	$1,839,066	$1,793,947

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$109,662	$136,517
Accrued expenses	249,940	204,652

Total current liabilities	359,602	341,169

Other liabilities	17,971	41,246

Total liabilities	377,573	382,415

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at June 30, 2007 and March 31, 2007	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at June 30, 2007 and March 31, 2007	—	—
Common stock, $.000001 par value, 450,000,000 shares authorized, 284,621,350 and 283,310,734 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	—	—
Additional paid-in capital	983,373	963,553
Retained earnings	455,603	427,777
Accumulated other comprehensive income	22,517	20,202

Total shareholders’ equity	1,461,493	1,411,532

Total liabilities and shareholders’ equity	$1,839,066	$1,793,947

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	For the three months ended June 30,
	2007	2006

Net revenues	$495,455	$188,069

Costs and expenses:
Cost of sales — product costs	217,229	108,623
Cost of sales — software royalties and amortization	78,252	19,261
Cost of sales — intellectual property licenses	32,479	9,916
Product development	32,897	25,625
Sales and marketing	68,712	36,179
General and administrative	35,794	21,914

Total costs and expenses	465,363	221,518

Operating income (loss)	30,092	(33,449)

Investment income, net	11,562	8,275

Income (loss) before income tax provision (benefit)	41,654	(25,174)

Income tax provision (benefit)	13,828	(6,865)

Net income (loss)	$27,826	$(18,309)

Basic earnings (loss) per share	$0.10	$(0.07)

Weighted-average common shares outstanding	283,563	278,335

Diluted earnings (loss) per share	$0.09	$(0.07)

Weighted-average common shares outstanding assuming dilution	311,993	278,335

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	For the three months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$27,826	$(18,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	7,306	(6,797)
Realized gain on sale of short-term investments	—	(2)
Depreciation and amortization	8,730	4,421
Amortization of capitalized software development costs and intellectual property licenses (1)	77,661	21,116
Stock-based compensation expense (2)	8,160	5,849
Tax benefit of stock options	400	2,763
Excess tax benefit from stock option exercises	(370)	(2,005)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(49,165)	(25,469)
Inventories	(1,298)	1,012
Software development and intellectual property licenses	(42,299)	(44,862)
Other assets	(2,931)	637
Accounts payable	(26,731)	(22,058)
Accrued expenses and other liabilities	(783)	(19,969)

Net cash provided by (used in) operating activities	6,506	(103,673)

Cash flows from investing activities:
Capital expenditures	(7,348)	(2,631)
Cash payments to effect business combinations, net of cash acquired	(3,659)	(30,500)
Increase in restricted cash	(8,413)	—
Purchases of short-term investments	(187,495)	(63,455)
Proceeds from sales and maturities of short-term investments	145,864	80,967

Net cash used in investing activities	(61,051)	(15,619)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	11,182	4,837
Excess tax benefit from stock option exercises	370	2,005

Net cash provided by financing activities	11,552	6,842

Effect of exchange rate changes on cash	2,565	3,142

Net decrease in cash and cash equivalents	(40,428)	(109,308)

Cash and cash equivalents at beginning of period	384,409	354,331

Cash and cash equivalents at end of period	$343,981	$245,023

(1)             Excludes amortization of stock-based compensation expense.

(2)             Includes the net effects of capitalization and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2007
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Shareholders’
	Shares	Amounts	Capital	Earnings	Income	Equity
Balance, March 31, 2007	283,311	$—	$963,553	$427,777	$20,202	$1,411,532
Components of comprehensive income:
Net income	—	—	—	27,826	—	27,826
Unrealized depreciation on short-term investments, (net of tax benefit of $262)	—	—	—	—	(407)	(407)
Foreign currency translation adjustment	—	—	—	—	2,722	2,722
Total comprehensive income						30,141
Issuance of common stock pursuant to employee stock option and stock purchase plans	1,310	—	11,182	—	—	11,182
Stock-based compensation expense related to employee stock options, restricted stock, and employee stock purchases	—	—	8,238	—	—	8,238
Tax benefit attributable to employee stock options and common stock warrants	—	—	400	—	—	400
Balance, June 30, 2007	284,621	$—	$983,373	$455,603	$22,517	$1,461,493

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the three months ended June 30, 2007

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Activision, Inc. and its subsidiaries (“Activision” or “we”).  The information furnished is unaudited and consists of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented.  The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2007.

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

Revenue Recognition

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers.  Certain products are sold to customers with a street date (the date that products are made widely available by retailers).  For these products we recognize revenue no earlier than the street date.  Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.  With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned.  Some of the Company’s software products provide limited online functionality at no additional cost to the consumer. Currently, none of the Company’s products require an internet connection for use, and online functionality is perceived to be of only incidental value to the software product itself.  Accordingly, the Company considers such features to be an insignificant deliverable and does not defer revenue related to products containing online features.  In instances where online functionality is not incidental, the deferral of revenue recognition is a consideration, however, there have been no instances of deferral to date as a result of online functionality.  Over time, online service, cost, and usage may become a non-incidental part of gameplay, and the Company will continue to evaluate, for each future game title, its revenue recognition policy in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). With respect to online transactions, such as electronic downloads of titles or product add-ons, revenue is recognized when the fee is paid by the online customer to purchase online content and we are notified by the online retailer that the product has been downloaded. In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.  Revenue recognition also determines the timing of certain expenses, including “cost of sales — intellectual property licenses” and “cost of sales — software royalties and amortization.”

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

We may permit product returns from, or grant price protection to, our customers under certain conditions.  In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices.  The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases.  We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.  Management must make estimates of potential future product returns and price protection related to current period product revenue.  We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer.  The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles.  The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.  Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period.  Based upon historical experience we believe our estimates are reasonable.  However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.  Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.  For example, a 1% change in our June 30, 2007 allowance for returns and price protection would impact net revenues by $1.1 million.

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

Stock-based compensation expense recognized under SFAS No. 123R for the three months ended June 30, 2007 and 2006 was $8.2 million and $5.8 million, respectively.  See Note 14 for additional information.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations.  See Note 14 for additional information.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the first quarter of fiscal 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the value of employee stock options on the date of grant using a binomial-lattice model.  For additional information, see Note 14.  Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

2.              Acquisitions

DemonWare

On May 11, 2007, Activision completed its acquisition of DemonWare, the leading provider of network middleware technologies for console and PC games headquartered in Dublin, Ireland. The acquisition is expected to enable Activision to gain efficiencies related to online game development and to position the company to take advantage of the growth in online gameplay that is expected to be driven by the next-generation consoles.  The acquisition is expected to be immaterial to fiscal 2008 earnings per share and cash flow. Additionally, pro forma consolidated statements of operations for this acquisition are not shown, as they would not differ materially from reported results.

RedOctane, Inc.

Activision acquired RedOctane, Inc. (“RedOctane”) on June 6, 2006.  RedOctane is a publisher, developer, and distributor of interactive entertainment software and peripherals, including the popular Guitar Hero music-based gaming franchise.  Under the terms of the merger agreement, additional contingent purchase consideration of $22.5 million was earned on June 30, 2007, as a result of the achievement of targeted net income levels.  This additional consideration has been recorded as an accrued liability as of the period ended June 30, 2007, and is payable in 1,214,864 shares of Activision common stock to be issued within 90 days to the former shareholders of RedOctane.  The additional purchase consideration of $22.5 million has been recorded as an increase to Goodwill.

3.              Cash, Cash Equivalents, and Short-Term Investments

Short-term investments generally mature between three and thirty months.  Investments with maturities beyond one year are classified as short-term based on their liquid nature and because such securities represent the investment of cash that is available for current operations.  All of our short-term investments are classified as available-for-sale and are carried at fair market value with unrealized appreciation (depreciation) reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.  The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment income, net.

The following table summarizes our investments in securities as of June 30, 2007 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$249,853	$—	$—	$249,853
Money market funds	55,903	—	—	55,903
Commercial paper	38,240	—	(15)	38,225

Cash and cash equivalents	343,996	—	(15)	343,981

Short-term investments:
U.S. agency issues	213,084	—	(855)	212,229
Corporate bonds	185,969	5	(943)	185,031
Auction rate notes	90,704	—	—	90,704
Commercial paper	64,983	—	(40)	64,943
Mortgage-backed securities	24,532	—	(223)	24,309
Certificate of deposit	22,925	—	(12)	22,913
Restricted cash	15,913	—	—	15,913
Asset-backed securities	3,776	1	(4)	3,773

Short-term investments	621,886	6	(2,077)	619,815

Cash, cash equivalents, restricted cash, and short-term investments	$965,882	$6	$(2,092)	$963,796

The following table summarizes the legal stated maturities of our investments in corporate bonds, commercial paper, and U.S. agency issues as of June 30, 2007 (amounts in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$304,169	$303,699
Due after one year through two years	186,132	185,138
Due after two years through three years	11,975	11,591
Due in three years or more	—	—
Total	$502,276	$500,428

For the three months ended June 30, 2007, there were no gross realized gains or losses.  For the three months ended June 30, 2006, there were $2,000 of gross realized gains and no gross realized losses.

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the fair value of investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized was $528.5 million and $496.2 million at June 30, 2007 and March 31, 2007, respectively, with related gross unrealized losses of $2.1 million and $1.5 million, respectively.  At June 30, 2007, the gross unrealized losses were comprised mostly of unrealized losses on U.S. agency issues, corporate bonds, and mortgage-backed securities with $0.9 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater. At March 31, 2007, the gross unrealized losses were comprised mostly of unrealized losses on U.S. agency issues, corporate bonds, and mortgage-backed securities with $1.1 million of unrealized loss being in a continuous unrealized loss position for twelve months or greater.

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

4.              Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Our inventories consist of the following (amounts in thousands):

	June 30, 2007	March 31, 2007
Finished goods	$85,261	$89,048
Purchased parts and components	7,268	2,183
	$92,529	$91,231

5.              Goodwill

The changes in the carrying amount of goodwill for the three months ended June 30, 2007 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2007	$189,342	$6,032	$195,374
Goodwill acquired during the period	2,775	—	2,775
Issuance of contingent consideration	22,521	—	22,521
Effect of foreign currency exchange rates	263	116	379
Balance as of June 30, 2007	$214,901	$6,148	$221,049

Goodwill acquired during the period represents goodwill related to the acquisition of DemonWare of $2.8 million.  Issuance of contingent consideration of $22.5 million primarily represents additional purchase consideration related to the acquisition of RedOctane.  See Note 2 for additional information.

6.              Income Taxes

The income tax expense of $13.8 million for the three months ended June 30, 2007 reflects our effective income tax rate for the quarter of 33.2%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were federal and state research and development tax credits, the impact of foreign tax rate differentials, and the federal deduction for domestic production activities, partially offset by state taxes.

The aforementioned effective income tax rate for the quarter of 33.2% differs from our effective income tax rate of 27.3% for the three months ended June 30, 2006 due to an increase in anticipated pretax income for fiscal year 2008 determined at June 30, 2007 versus the anticipated pretax income for fiscal year 2007 determined at June 30, 2006, without a corresponding increase in the benefit of book/tax differences.

The income tax benefit of $6.9 million for the three months ended June 30, 2006 reflects our effective income tax rate for the quarter of 27.3%, which differs from our effective tax rate of 21.9% for the year ended March 31, 2007 due to (1) an increase in the federal research and development credit for the full year ended March 31, 2007 over the amount originally anticipated for the year at June 30 2006 due to the Congressional reinstatement of the federal R&D credit in quarter ended December 31, 2006; and (2) the elimination of the valuation allowance for research and development tax credits, partially offset by the nondeductible portion of annual cash bonuses determined in the three months ended March 31, 2007 under Section 162(m), and the establishment of tax reserves for these credits and other deferred tax assets.  The significant items that generated the variance between our effective rate and our statutory rate of 35% for the three months ended June 30, 2006 were research and development tax credits for state purposes and the impact of foreign tax rate differentials, partially offset by state taxes.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on April 1, 2007.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of April 1, 2007, we had $65.5 million of unrecognized tax benefits, of which $26.2 million would affect our effective tax rate if recognized.

In addition, consistent with the provisions of FIN 48, we reclassified $15.6 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.  These non-current income tax liabilities are recorded in other liabilities in the Consolidated Balance Sheet, and the current income tax liabilities are recorded in accrued expenses.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of April 1, 2007, we have approximately $296,000 of accrued interest related to uncertain tax positions.

The tax years 2002 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject, including U.S. and non-U.S. locations.  We are currently under audit by the Internal Revenue Service and California Franchise Tax Board, and it is reasonably possible that the current portion of our recognized tax benefits will significantly decrease within the next twelve months.

7.              Software Development Costs and Intellectual Property Licenses

As of June 30, 2007, capitalized software development costs included $76.3 million of internally developed software costs and $37.8 million of payments made to third-party software developers.  As of March 31, 2007, capitalized software development costs included $94.3 million of internally developed software costs and $36.6 million of payments made to third-party software developers.  Capitalized intellectual property licenses were $81.8 million and $100.3 million as of June 30, 2007 and March 31, 2007, respectively.  Amortization and write-offs of capitalized software development costs and intellectual property licenses were $77.7 million and $21.1 million for the three months ended June 30, 2007 and 2006, respectively.

8.              Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended June 30, 2007 and 2006 were as follows (amounts in thousands):

	Three months ended June 30,
	2007	2006

Net income (loss)	$27,826	$(18,309)

Other comprehensive income (loss)
Foreign currency translation adjustment	2,722	3,578
Unrealized depreciation on short-term investments, net of taxes	(407)	(18,482)

Other comprehensive income (loss)	2,315	(14,904)

Comprehensive income (loss)	$30,141	$(33,213)

Accumulated Other Comprehensive Income (Loss)

For the three months ended June 30, 2007, the components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency	Unrealized Depreciation on Investments	Accumulated Other Comprehensive Income

Balance, March 31, 2007	$21,070	$(868)	$20,202
Other comprehensive income (loss)	2,722	(407)	2,315

Balance, June 30, 2007	$23,792	$(1,275)	$22,517

Comprehensive income is presented net of taxes of $262,000 related to unrealized depreciation on investments.  Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

9.              Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended June 30,
	2007	2006
Interest income	$11,586	$8,356
Interest expense	(24)	(83)
Net realized gain on investments	—	2
Investment income, net	$11,562	$8,275

10.       Supplemental Cash Flow Information

Non-cash operating, investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Three months ended June 30,
	2007	2006

Non-cash operating, investing, and financing activities:
Change in unrealized depreciation on short-term investments, net of taxes	$(407)	$(18,482)
Subsidiaries acquired with common stock	—	30,000
Common stock payable related to acquisition	22,521	39,000
Capitalization of stock option expense	1,923	1,905
Amortization of stock option expense	(1,845)	(36)
Adjustment-prior period purchase allocation	—	37

Supplemental cash flow information:
Cash paid for income taxes	$3,572	$2,639
Cash paid for interest	24	92

11.       Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with certain third-party publishers.  In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores.  We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Italy, Spain, Australia, Sweden, the Netherlands, Canada, South Korea, and Japan.  Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly owned distribution subsidiaries.

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

The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2007.  Revenue derived from sales between segments is eliminated in consolidation.

Information on the reportable segments for the three months ended June 30, 2007 and 2006 is as follows (amounts in thousands):

	Three months ended June 30, 2007
	Publishing	Distribution	Total

Total segment revenues	$429,222	$66,233	$495,455
Revenues from sales between segments	(22,847)	22,847	—

Revenues from external customers	$406,375	$89,080	$495,455

Operating income	$29,117	$975	$30,092

Total assets	$1,700,149	$138,917	$1,839,066

	Three months ended June 30, 2006
	Publishing	Distribution	Total

Total segment revenues	$134,762	$53,307	$188,069
Revenues from sales between segments	(6,430)	6,430	—

Revenues from external customers	$128,332	$59,737	$188,069

Operating loss	$(31,519)	$(1,930)	$(33,449)

Total assets	$1,334,320	$101,856	$1,436,176

Geographic information for the three months ended June 30, 2007 and 2006 is based on the location of the selling entity.  Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended June 30,
	2007	2006

North America	$309,536	$99,610
Europe	170,014	81,816
Other	15,905	6,643

Total	$495,455	$188,069

Revenues by platform were as follows (amounts in thousands):

	Three months ended June 30,
	2007	2006

Console	$401,874	$118,977
Hand-held	75,732	44,797
PC	17,849	24,295

Total	$495,455	$188,069

We had two customers that accounted for 21% and 15% of consolidated net revenues for the three months ended June 30, 2007, and 27% and 10% of consolidated accounts receivable, gross at June 30, 2007.  These customers were customers of both our publishing and distribution businesses.  We had two customers that accounted for 28% and 10% of consolidated net revenues for the three months ended June 30, 2006, and 33% and 7% of consolidated accounts receivable, gross at June 30, 2006.

12.       Computation of Income (Loss) Per Share

The following table sets forth the computations of basic and diluted income (loss) per share (amounts in thousands, except per share data):

	Three months ended June 30,
	2007	2006

Numerator:
Numerator for basic and diluted income (loss) per share - income (loss) available to common shareholders	$27,826	$(18,309)

Denominator:
Denominator for basic income (loss) per share - weighted-average common shares outstanding	283,563	278,335

Effect of dilutive securities:
Employee stock options, and stock purchase plan, and stock awards	24,378	—
Warrants to purchase common stock and other dilutive common stock equivalents	4,052	—
Potential dilutive common shares	28,430	—

Denominator for diluted income (loss) per share - weighted-average common shares outstanding plus assumed conversions	311,993	278,335

Basic income (loss) per share	$0.10	$(0.07)

Diluted income (loss) per share	$0.09	$(0.07)

Options to purchase 1,163,523 and 31,765,161 shares of common stock for the three months ended June 30, 2007 and 2006, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

13.       Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”). The UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($24.1 million), including issuing letters of credit, on a revolving basis as of June 30, 2007.  The UK Facility bore interest at LIBOR plus 2.0% as of June 30,

2007, is collateralized by substantially all of the assets of the subsidiary and expires in January 2008.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.   The German Facility provided for revolving loans up to EUR 0.5 million ($0.7 million) as of June 30, 2007, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date. No borrowings were outstanding against the German Facility as of June 30, 2007.

As of June 30, 2007, we maintained a $15.0 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At June 30, 2007, the $15.0 million deposit is included in short-term investments as restricted cash. No borrowings were outstanding as of June 30, 2007.

As of June 30, 2007, our publishing subsidiary located in the UK maintained a EUR 4.0 million ($5.4 million) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in February 2008. No borrowings were outstanding as of June 30, 2007.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancellable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game.  Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game (s) which is to be developed or in which the intellectual property will be utilized.  Additionally, we lease certain of our facilities under non-cancelable operating lease agreements.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of June 30, 2007, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations(1)
	Facility and
	Equipment Leases	Developer and IP	Marketing	Total
Fiscal year ending March 31,

2008 (remaining nine months)	$12,168	$54,258	$7,874	$74,300
2009	16,154	32,536	31,510	80,200
2010	14,162	31,086	100	45,348
2011	11,865	30,586	13,100	55,551
2012	7,078	16,586	—	23,664
Thereafter	18,988	47,587	—	66,575
Total	$80,415	$212,639	$52,584	$345,638

(1)            We have omitted FIN 48 liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution.  Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At the adoption date of April 1, 2007, the Company had $65.5 million of unrecognized tax benefits.

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

Legal Proceedings

In July 2006, individuals and/or entities claiming to be stockholders of the Company have filed derivative lawsuits, purportedly on behalf of the Company, against certain current and former members of the Company’s Board of Directors as well as several current and former officers of the Company. Three derivative actions have been filed in Los Angeles Superior Court: Vazquez v. Kotick, et al . , L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al.,  L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006). These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Two derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006); and Hamian v. Kotick, et al.,  C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006). These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints allege, among other things, purported improprieties in the Company’s issuance of stock options. Plaintiffs seek various relief on behalf of the Company, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. The Company expects that defense expenses associated with the matters will be covered by its directors and officers insurance, subject to the terms and conditions of the applicable policies.

On May 24, 2007, the Superior Court granted the Company’s motion to stay the state action. The court’s order stays the action pending the resolution of motions to dismiss in the federal action, but is without prejudice to any party’s right to seek modification of the stay upon a showing of good cause, including a showing that matters may be addressed in the Superior Court without the potential for conflict with or duplication of the federal court proceedings.  On June 29, 2007, the Superior Court held a status conference and issued an order permitting Plaintiffs to file a second amended complaint and requiring the parties to meet and confer to discuss threshold issues to be included in any joint statement or stipulation by July 31, 2007.  The Superior Court further ordered a case review on August 1, 2007. On July 13, 2007, Plaintiffs filed their second amended complaint, which alleges substantially the same claims as the previous complaints, with new allegations related to Plaintiffs’ standing, recent public facts and additional analyses.

The Company filed motions to dismiss in the federal action on June 1, 2007.  A hearing on the motions is set for August 27, 2007.

The Company was also informed that, on June 1, 2007, a derivative case, Abdelnur vs. Kotick et al., was filed in the United States District Court for the Central District of California, C.D. Case No. CV07-3575 AHM (PJWx), by the same law firm that previously filed the Hamian case, alleging substantially the same claims.  The action has now been consolidated with the existing federal consolidated action and the motions to dismiss filed June 1, 2007 have been deemed to have also been filed in response to the Abdelnur complaint.

Furthermore, on July 18, 2007, the Company was informed that another derivative case, Scarborough v. Kotick et al., was filed in the United States District Court for the Central District of California, Case No. CV07-4602 SVW (PLAx), also by the same law firm that previously filed the Hamian case, alleging substantially the same claims.

On July 24, 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical stock option grant practices.  Thereafter, the SEC issued a formal order of non-public investigation, pursuant to which it has subpoenaed documents from the Company related to the investigation, and has subpoenaed testimony and documents from certain current and former directors, officers and employees of the Company.

The Company is cooperating with the SEC’s investigation, and representatives of the special subcommittee of independent members of our Board of Directors established in July 2006 to review our historical stock option granting practices (the “Special Subcommittee”) and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and to brief the SEC staff on the Special Subcommittee’s findings and recommendations. A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC. At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

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

14.       Stock Compensation and Employee Benefit Plans

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program allows the Board of Directors to grant our employees incentive and non-qualified stock options and restricted stock awards under various plans, the majority of which are stockholder approved.  Such awards generally have time-based vesting schedules, vesting  annually over periods of three to five years, or cliff vest on an anniversary of the grant date subject to possible earlier vesting if certain performance measures are met, and all such options generally expire ten years from the grant date.  Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are generally issued as new stock issuances. As of June 30, 2007, we had approximately 11.3 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

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

Other Employee Stock Options

In connection with prior employment agreements between Activision and Robert A. Kotick, Activision’s Chairman and Chief Executive Officer, and Brian G. Kelly, Activision’s Co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase common stock.  The Board of Directors approved the granting of these options.  Relating to such grants, as of June 30, 2007, approximately 8,304,800 options were outstanding with a weighted-average exercise price of $1.74.

We additionally have approximately 4,500 options outstanding to employees as of June 30, 2007, with a weighted-average exercise price of $3.48.  The Board of Directors approved the granting of these options.  Such options have terms similar to those options granted under the Plans.

Employee Stock Purchase Plan

On April 1, 2005, the Board of Directors approved the Second Amended and Restated 2002 Employee Stock Purchase Plan (the “Amended 2002 Purchase Plan”) for eligible employees.  Under the Amended 2002 Purchase Plan, up to 4,000,000 shares of our common stock may be purchased by eligible employees during two six-month offering periods that commence each April 1 and October 1 (the “Offering Period”).  The first day of each Offering Period is referred to as the “Offering Date.”  Common stock is purchased by the Amended 2002 Purchase Plans participants at 85% of the lesser of fair market value on the Offering Date for the Offering Period that includes the common stock purchase date or the fair market value on the common stock purchase date.  Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period, limited to a maximum of $10,000 in value for any two purchases within the same calendar year.  On June 13, 2007, the most recent purchase date, employees purchased 228,242 shares of our common stock at a purchase price of $12.8350 per share.

Non-Employee Warrants

In prior years, we have granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property.  The warrants generally vest upon grant and are exercisable over the term of the warrant.  The exercise price of third-party warrants is generally greater than or equal to the fair market value of our common stock at the date of grant.  No third-party warrants were granted during the quarters ended June 30, 2007 and 2006.  As of June 30, 2007 and 2006, 936,000 third-party warrants to purchase common stock were outstanding with a weighted-average exercise price of $4.54 per share.

In accordance with EITF 96-18, we measure the fair value of the securities on the measurement date.  The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized.  Additionally, as more fully described in Note 1, the recoverability of capitalized software development costs and intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense.  In connection with the evaluation of capitalized software development costs and intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense.  As of March 31, 2006, capitalized amounts of third-party warrants had been fully amortized.

Employee Retirement Plan

We have a retirement plan covering substantially all of our eligible employees.  The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code.  Under the plan, employees may defer up to 92% of their pre-tax salary and the maximum amount allowed by law.  We contribute 20% of each dollar contributed by a participant.  Our matching contributions to the plan were approximately $589,600 and $488,500 during the quarters ended June 30, 2007 and 2006, respectively.

Restricted Stock

During the first quarter of fiscal 2008, we issued the rights to 8,000 shares of restricted stock to an employee with a total grant date fair value of $163,000. The value of the shares is based on the closing market price of the Company’s common stock on the date of grant. In accordance with SFAS No. 123R we will recognize compensation expense and increase additional paid in capital related to restricted stock shares over the requisite service period. For the quarters ended June 30, 2007 and 2006, we recorded expenses related to total restricted stock shares of approximately $331,000 and $175,000, respectively, which was included as a component of stock-based compensation expense within “General and administrative” on the accompanying Consolidated Statements of Operations. Since the issuance dates, we have recognized $1.8 million of the $4.9 million total fair value, with the remainder to be recognized over a weighted-average period of 2.66 years.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, and ESPP included in our Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,
	2007	2006
Cost of sales - software royalties and amortization	$1,845	$36
Product development	1,507	1,679
Sales and marketing	1,771	1,040
General and administrative	3,037	3,094

Stock-based compensation expense before income taxes	8,160	5,849
Income tax benefit	(3,191)	(2,287)

Total stock-based compensation expense after income taxes	$4,969	$3,562

Additionally, stock option expenses are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” as discussed in Note 1.  The following table summarizes stock option expense included in our Consolidated Balance Sheets as a component of software development (in thousands):

Software Development

Balance, March 31, 2007	$6,566
Stock option expense capitalized during period	1,923
Amortization of capitalized stock option expense	(1,845)
Balance, June 30, 2007	$6,644

Net cash proceeds from the exercise of stock options were $11.2 million and $4.8 million for the three months ended June 30, 2007 and 2006, respectively. Tax benefits attributable to employee stock option exercises were $4.0 million for the three months ended June 30, 2007, and offset by adjustments to deferred income taxes and additional paid-in capital of $3.6 million.  For the period ending June 30, 2006, tax benefits attributable to employee stock option exercises were $2.8 million.  In accordance with SFAS No. 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Consistent with SFAS No. 123R, we have attempted to reflect expected future changes in model inputs during the option’s contractual term.  The inputs required by our binomial lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior.   Statistical methods were used to estimate employee type specific termination rates.  These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior.  Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior.  ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period.  These probabilities are then used to estimate ETTE.  The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.  The weighted-average estimated value of employee stock options granted during the three months ended June 30, 2007 and 2006 was $9.05 and $5.42 per share, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Employee and Director Options and Warrants		Employee Stock Purchase Plan
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expected Term (in years)	5.57	4.55	0.5	0.5
Risk-free Interest rate	4.77%	5.05%	5.07%	4.68%
Volatility	51.38%	54.30%	34.58%	41.40%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$9.05	$5.42	$4.58	$3.55

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and SAB No. 107.  These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility.  Based on these methods, for options granted during the three months ended June 30, 2007, the expected stock price volatility ranged from 39.08% to 52.65%, with a weighted-average volatility of 51.38% for options granted during the quarter ended June 30, 2007.  For options granted during the three months ended June 30, 2006, the expected stock price volatility ranged from 42.67% to 55.99%, with a weighted-average volatility of 54.30% for options granted during the three months ended June 30, 2006.

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

Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock option activity for the three months ended June 30, 2007, is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	49,429	$7.18
Granted	926	19.59
Exercised	(1,082)	7.62
Forfeiture	(1,056)	10.74

Outstanding at June 30, 2007	48,217	$7.32	5.75	$547,966

Exercisable at June 30, 2007	34,730	$5.27	4.78	$465,386

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our first quarter of fiscal 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised is $12.2 million for the three months ended June 30, 2007.

As of June 30, 2007, $33.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

On June 8, 2007, with respect to unexercised options subject to Section 409A of the Internal Revenue Code held by employees who are not executive officers, Activision commenced an offer to amend the exercise price of these options to eliminate the grantee’s Section 409A tax liability consistent with Internal Revenue Service guidance. Pursuant to the offer, which closed on July 6, 2007, the Company will make a cash payment in January 2008 to employees who have accepted the offer, for approximately $4.1 million, which represents the difference between the original exercise price of each amended option and the amended exercise price of each amended option. The offer with respect to all eligible options is considered a modification of those options for financial reporting purposes. Pursuant to the accounting standards in effect under SFAS No. 123R, the incremental fair value, created as a result of cash payments that become payable pursuant to the terms of the offer, will be recognized as compensation expense at the expiration of the offer period on July 6, 2007. In addition, a portion of the compensation costs associated with the original award may be accelerated and recognized as compensation expense at the expiration of the offer period as a result of the cash payment.

15.       Recently Issued Accounting Standards

In February 2006, the FASB issued Statement No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to resolve issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on our financial position or results of operations.

In March 2006, the FASB issued Statement No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits either the “amortization method” or the “fair value measurement method,” as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective in the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material effect on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on April 1, 2007.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of April 1, 2007, we had $65.5 million of unrecognized tax benefits, of which $26.2 million would affect our effective tax rate if recognized.

In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 157 will have a material effect on our financial position or results of operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that are used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our fiscal 2008 product portfolio includes titles such as Guitar Hero II for the Microsoft Xbox 360, Spider-Man 3, Shrek The Third, TRANSFORMERS: The Game, Enemy Territory: Quake Wars, Call of Duty 4: Modern Warfare, Tony Hawk’s Proving Ground, The Bee Movie, Spider-Man: Friend or Foe, and Guitar Hero III.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), the Sony PlayStation 3 (“PS3”), the Nintendo Wii (“Wii”), and the Microsoft Xbox 360 (“Xbox360”) console systems, the Nintendo Game Boy Advance (“GBA”), the Nintendo Dual Screen (“NDS”), and the Sony PlayStation Portable (“PSP”) hand-held devices, and the personal computer (“PC”). The installed base for the previous generation of hardware platforms (e.g., PS2, Xbox) is significant and the fiscal 2006 release of the Xbox360 and the fiscal 2007 releases of the PS3 and the Wii will further expand the software market. During the third quarter of fiscal 2007, we had a successful and significant presence at the launches of the PS3 and the Wii with three launch titles for the PS3, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Project 8, and five launch titles for the Wii, Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Fishing, and Tony Hawk’s Downhill Jam.  In the first quarter of fiscal 2008, we had strong releases of Guitar Hero II for the Xbox360, and multi platform releases of Spider-Man 3, Shrek The Third, and TRANSFORMERS: The Game.  Our plan is to continue to build on our significant launch presence on the PS3, Wii, and Xbox360 (“the next-generation platforms”) by continuing to expand the number of titles released on the next generation and hand-held platforms while continuing to market to current-generation platforms as long as economically attractive given their large installed base.

Our publishing business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third party publishers. In North America, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, the Netherlands, Scandinavia, Australia, Canada, South Korea, and Japan. Our products are sold internationally on a direct-to-retail basis, through third party distribution and licensing arrangements, and through our wholly owned European distribution subsidiaries. Our distribution business consists of operations located in the UK, the Netherlands, and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

Our fiscal 2008 releases include well-established brands, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases. For example, we have a long-term relationship with Marvel Entertainment, Inc. through an exclusive licensing agreement for the Spider-Man and X-Men franchises through 2017. This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book and movie franchises Spider-Man and X-Men. Through June 30, 2007, games based on the Spider-Man and X-Men franchises have generated approximately $1.0 billion in net revenues worldwide. Under this agreement, in the first quarter of fiscal 2007 we released the video game, X-Men: The Official Game coinciding with the theatrical release of “X-Men: The Last Stand.”  In the third quarter of fiscal 2007, we released Marvel: Ultimate Alliance across multiple platforms and Spider-Man: Battle for New York on the NDS and GBA. In the first quarter of fiscal 2008 we released Spider-Man 3 through our licensing agreement with Spider-Man Merchandising, LP, and we developed and published video games based on Columbia Pictures/Marvel Entertainment, Inc.’s feature film “Spider-Man 3,” which was released in May 2007.  Our agreement with Spider-Man Merchandising, LP grants us exclusive worldwide publishing rights to publish entertainment software products based on subsequent Spider-Man movie sequels or new television series through 2017.

We also have an exclusive licensing agreement with professional skateboarder Tony Hawk. The agreement grants us exclusive rights to develop and publish video games through 2015 using Tony Hawk’s name and likeness. Through June 30, 2007, we have released eight successful titles in the Tony Hawk franchise with cumulative net revenues of $1.2 billion, including the two fiscal 2007 third quarter releases, Tony Hawk’s Project 8, which was released on the PSP, Xbox360, PS2, and PS3, and Tony Hawk’s Downhill Jam which was released on the Wii, NDS, and GBA. According to the NPD Group, which is a provider of consumer and retail market research information for a wide range of industries, for the eighth consecutive year in 2007 the Tony Hawk franchise had a top 10 best-selling game in the U.S. for the month of December. We will continue to build on the highly successful Tony Hawk franchise with future releases currently in development for multiple platforms.

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

We have continued our focus on establishing and maintaining relationships with talented and experienced software development and publishing teams. In June 2006, we acquired RedOctane, Inc. (“RedOctane”), the publisher of the popular Guitar Hero franchise. In the third quarter of fiscal 2007 we released Guitar Hero II on the PS2, which according to the NPD Group was the #1 game in dollars for the U.S. for the month of December and the #2 game overall for the third quarter of fiscal 2007.  In the first quarter of fiscal 2008 we also released Guitar Hero II for the Xbox360.  We plan on continuing to build on this franchise by investing in future development of Guitar Hero titles across a variety of platforms. We also have development agreements with other top-level, third-party developers such as id Software, Inc., Splash Damage, Ltd., and Traveller’s Tales.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises. For example, we have a multi-year, multi-property, publishing agreement with DreamWorks Animation LLC that granted us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, “Over the Hedge,” which was released in the first quarter of fiscal 2007, and all of their respective sequels. In the first quarter of fiscal 2008, we had a successful release of Shrek The Third.

In addition, our multi-year agreement with DreamWorks Animation LLC also grants us the exclusive video game rights to four upcoming feature films, including Bee Movie, as well as potential future films in the “Shrek” franchise beyond “Shrek The Third.”

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

We also continue to build on our portfolio of licensed intellectual property. In February 2006, we signed an agreement with Hasbro Properties Group granting us the exclusive global rights (excluding Japan) to develop console, hand-held, and PC games based on Hasbro’s “Transformers” brand. We had a strong initial release of our first game in late June 2007 concurrently with the early July 2007 movie release of the live action “Transformers” film from DreamWorks Pictures and Paramount Pictures.  In April 2006, we signed an agreement with MGM Interactive and EON Productions Ltd. granting us the exclusive rights to develop and publish interactive entertainment games based on the James Bond license through 2014.  In April 2006, we signed a multi-year agreement with Mattel, Inc. which grants us the exclusive worldwide distribution rights for the catalog of video games based on Mattel, Inc.’s Barbie brand on all platforms. In the third quarter of fiscal 2007, we distributed six Barbie titles: Barbie in the 12 Dancing Princesses, The Barbie Diaries: High School Mystery, Barbie Fashion Show, Barbie Horse Adventures: Mystery Ride, Barbie and the Magic of Pegasus, and Barbie as the Princess and the Pauper. Based on the success of this distribution, we signed multi-year license agreements with Mattel, Inc. in January 2007 which grant us the exclusive worldwide rights to develop and publish new video games based on Mattel Inc.’s Barbie and Hot Wheels brands on all platforms.  In September 2006, we entered into a distribution agreement with MTV Networks Kids and Family Group’s Nickelodeon, a division of Viacom Inc., to be the exclusive distributor of three new Nick Jr. PC CD-ROM titles, published by Nickelodeon and based on the top preschool series on commercial television, Dora The Explorer, The Backyardigans, and Go, Diego, Go!.

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

Revenue Recognition. We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers. Certain products are sold to customers with a street date (i.e., a date on which products are made widely available by retailers). For these products we recognize revenue no earlier than the street date. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection. With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of such copies. Per copy royalties on sales that exceed the guarantee are recognized as earned. Some of the Company’s software products provide limited online functionality at no additional cost to the consumer. Currently, none of the Company’s products require an internet connection for use, and online functionality is perceived to be of only incidental value to the software product itself.  Accordingly, the Company considers such features to be an insignificant deliverable and does not defer revenue related to products containing online features.  In instances where online functionality is not incidental, the deferral of revenue recognition is a consideration, however, there have been no instances of deferral to date as a result of online functionality.  Over time, online service, cost, and usage may become a non-incidental part of gameplay, and the Company will continue to evaluate, for each future game title, its revenue recognition policy in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). With respect to online transactions, such as electronic downloads of titles or product add-ons, revenue is recognized when the fee is paid by the online customer to purchase online content and we are notified by the online retailer that the product has been downloaded. In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable. Revenue recognition also determines the timing of certain expenses, including “cost of sales — intellectual property licenses” and “cost of sales — software royalties and amortization.”

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

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, and consistent delivery to us of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our June 30, 2007 allowance for returns and price protection would impact net revenues by $1.1 million.

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

Stock-based Compensation Expense

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Stock-based compensation expense recognized under SFAS No. 123R for the three months ended June 30, 2007 and 2006 was $8.2 million and $5.8 million, respectively. See Note 14 to the Consolidated Financial Statements for additional information.

The Company estimates the value of employee stock options on the date of grant using a binomial-lattice model.  The fair value of a share-based payment as of the grant date estimated by an option pricing model depends upon our future stock price as well as assumptions concerning expected volatility, risk-free interest rate, and risk-adjusted stock return, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior.  Statistical methods were used to estimate employee type specific termination rates.  These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior.  Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior.  ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period.  These probabilities were then used to estimate ETTE.  The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.  The weighted-average estimated value of employee stock options granted during the three months ended June 30, 2007 was $9.05 per share using the binomial-lattice model with the following weighted-average assumptions:

Three Months Ended June 30, 2007
Expected volatility	51.38%
Risk-free interest rate	4.77%
Expected dividends	—

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and SAB No. 107.  These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility.  Based on these methods, for options granted during the quarter ended June 30, 2007, the expected stock price volatility ranged from 39.08% to 52.65%, with a weighted-average volatility of 51.38% for options granted during the quarter ended June 30, 2007.  For options granted during the three months ended June 30, 2006, the expected stock price volatility ranged from 42.67% to 55.99%, with a weighted-average volatility of 54.30% for options granted during the quarter ended June 30, 2006.

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

Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Selected Consolidated Statements of Operations Data

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income (loss) by business segment (amounts in thousands):

	Three months ended June 30,
	2007		2006

Net revenues	$495,455	100%	$188,069	100%

Costs and expenses:
Cost of sales — product costs	217,229	44	108,623	58
Cost of sales — software royalties and amortization	78,252	16	19,261	10
Cost of sales — intellectual property licenses	32,479	6	9,916	5
Product development	32,897	7	25,625	14
Sales and marketing	68,712	14	36,179	19
General and administrative	35,794	7	21,914	12

Total costs and expenses	465,363	94	221,518	118

Operating income (loss)	30,092	6	(33,449)	(18)

Investment income, net	11,562	2	8,275	4

Income (loss) before income tax provision (benefit)	41,654	8	(25,174)	(14)

Income tax provision (benefit)	13,828	2	(6,865)	(4)

Net income (loss)	$27,826	6%	$(18,309)	(10)%

Net Revenues by Territory:
North America	$309,536	62%	$99,610	53%
Europe	170,014	35	81,816	44
Other	15,905	3	6,643	3

Total net revenues	$495,455	100%	$188,069	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$358,773	72%	$90,189	48%
Hand-held	56,616	12	26,584	14
PC	13,833	3	17,989	10
Total publishing net revenues	429,222	87	134,762	72

Distribution:
Console	43,101	8	28,788	15
Hand-held	19,116	4	18,213	10
PC	4,016	1	6,306	3
Total distribution net revenues	66,233	13	53,307	28

Total net revenues	$495,455	100%	$188,069	100%

Operating Income (Loss) by Segment:
Publishing	$29,117	6%	$(31,519)	(17)%
Distribution	975	0	(1,930)	(1)

Total operating income (loss)	$30,092	6%	$(33,449)	(18)%

Results of Operations — Three Months Ended June 30, 2007 and 2006

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS2, PS3, Xbox360 and Wii), PCs and hand-held game devices (such as the GBA, NDS, and PSP).  We also derive revenue from our distribution business in Europe that provides logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Publishing Net Revenues
North America	$309,536	$99,610	$209,926	211%
Europe	103,781	28,509	75,272	264%
Other	15,905	6,643	9,262	139%
Total International	119,686	35,152	84,534	240%
Total Publishing Net Revenues	429,222	134,762	294,460	219%
Distribution Net Revenues	66,233	53,307	12,926	24%
Consolidated Net Revenues	$495,455	$188,069	$307,386	163%

Consolidated net revenues increased 163% from $188.1 million for the three months ended June 30, 2006 to $495.5 million for the three months ended June 30, 2007.  This increase primarily resulted from the publishing business which more than tripled in net revenues as compared to the first quarter of the prior fiscal year.  Our performance was driven by the following:

•                  The increase in our publishing net revenues of $294.5 million was attributable to the strong performance of our key titles released in the first quarter of fiscal 2008, Spider-Man 3, Guitar Hero II for the Xbox360, and Shrek The Third.  Each of these titles was released worldwide, and significantly outperformed each of the two titles released in the first quarter of fiscal 2007, Over the Hedge and X-Men: The Official Game.  TRANSFORMERS: The Game, released in North America and Asia late in the first quarter of fiscal 2008 also contributed to the strong net revenue performance.  According to NPD, Activision was the #1 third party console/hand-held publisher in the United States for the quarter ended June 30, 2007.  In addition, Guitar Hero II was the #1 product by revenue in the United States for the quarter.

•                  International net revenues were impacted by a year over year weakening of the U.S. Dollar in relation to the Great Britain Pound (“GBP”), Euro (“EUR”) and Australian Dollar (“AUD”).  We estimate that foreign exchange rates increased reported consolidated net revenues by approximately $15.1 million.  Excluding the impact of changing foreign currency rates, our consolidated net revenues increased 155% year over year.

North America Publishing Net Revenues (in thousands)

Three Months Ended June 30, 2007	% of Consolidated Net Revenues	Three Months Ended June 30, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$ 309,536	62%	$99,610	53%	$209,926	211%

North America publishing net revenues increased 211% from $99.6 million for the three months ended June 30, 2006, to $309.5 million for the three months ended June 30, 2007.  The increase was due to the strong performance of four key titles released in the first quarter of fiscal 2008, Guitar Hero II for the Xbox360, Spider-Man 3, Shrek The Third and TRANSFORMERS: The Game.  According to NPD, for the quarter ended June 30, 2007, two of the Top 3 products in the United States by revenue were Guitar Hero, ranked #1, and Spider-Man 3, ranked #3.   The fiscal 2007 first quarter performance included new title releases, Over the Hedge and X-Men: The Official Game and strong performance of certain catalog titles.

International Publishing Net Revenues (in thousands)

Three Months Ended June 30, 2007	% of Consolidated Net Revenues	Three Months Ended June 30, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$ 119,686	25%	$35,152	19%	$84,534	240%

International publishing net revenues increased 240% from $35.2 million for the three months ended June 30, 2006 to $119.7 million for the three months ended June 30, 2007.  Foreign exchange rates increased reported international publishing net revenues by approximately $10.0 million for the three months ended June 30, 2007.  Excluding the impact of the changing foreign currency rates, our international publishing net revenues increased $74.6 million or 212%.  The significant increase in international publishing net revenues was primarily attributable to our European publishing business where three key titles, Spider-Man 3, Shrek The Third and Guitar Hero II for the Xbox360 were released in the first quarter of fiscal 2008.  International movie box office results for Spider-Man 3 outperformed its prequel, resulting in strong revenue results for our movie-based title in Europe.  TRANSFORMERS: The Game, a key title release in the United States during the first quarter of fiscal 2008, will launch in Europe in the second fiscal quarter, concurrent with the movie release dates in those geographies. Prior year first quarter results included sales of Over the Hedge and X-Men: The Official Game.  There were no LucasArts or other affiliate label titles released in the first quarter of fiscal 2008 or 2007.

Publishing Net Revenues by Platform (in thousands)

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the three months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30, 2007	% of Publishing Net Revs.	Three Months Ended June 30, 2006	% of Publishing Net Revs.	Increase/ (Decrease)	Percent Change
Publishing Net Revenues

PC	$13,833	3%	$17,989	13%	$(4,156)	(23)%

Console
Sony PlayStation 3	26,436	6%	—	0%	26,436	n/m
Sony PlayStation 2	146,867	34%	51,301	38%	95,566	186%
Microsoft Xbox 360	150,605	35%	11,821	9%	138,784	1,174%
Nintendo Wii	32,699	8%	—	0%	32,699	n/m
Other	2,166	1%	27,067	20%	(24,901)	(92)%
Total Console	358,773	84%	90,189	67%	268,584	298%
Hand-held	56,616	13%	26,584	20%	30,032	113%

Total Publishing Net Revenues	$429,222	100%	$134,762	100%	$294,460	219%

Personal Computer Net Revenues (in thousands)

Three Months Ended June 30, 2007	% of Publishing Net Revenues	Three Months Ended June 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$ 13,833	3%	$17,989	13%	$(4,156)	(23)%

Net revenues from sales of titles for the PC decreased 23% from $18.0 million for the three months ended June 30, 2006 to $13.8 million for the three months ended June 30, 2007.  The fiscal 2008 first quarter PC net revenues were driven mainly by the worldwide releases of Spider-Man 3, and Shrek The Third and the late quarter release of TRANSFORMERS: The Game in North America and Asia.  The results for the fiscal 2008 first quarter also included strong catalog sales from our Call of Duty titles. PC net revenues for the prior year first quarter were derived from the releases of The Movies: Stunts and Effects, X-Men: The Official Game, and Over the Hedge, as well as catalog sales from Call of Duty 2.  The decrease in PC net revenues as a percentage of publishing net revenues from 13% in the prior year to 3% in the first quarter of fiscal 2008 is due to the strong performance of other platforms, particularly PS2 due to the strong slate and its large installed base, and Xbox360, due to its growing installed base and the current quarter release of Guitar Hero II for the Xbox360.  We expect PC publishing net revenues for the remainder of fiscal 2008 to increase in absolute dollars and as a percentage of total publishing net revenues due to the releases of Enemy Territory: Quake Wars and Call of Duty 4: Modern Warfare.  Quake and Call of Duty had no PC releases in fiscal 2007, and should attract a significant audience on the PC platform in fiscal 2008.

Sony PlayStation 3 Net Revenues (in thousands)

Three Months Ended June 30, 2007	% of Publishing Net Revenues	Three Months Ended June 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$ 26,436	6%	$—	0%	$26,436	n/m

The PS3 console was released in November 2006 in North America and in March 2007 in Europe.  For the three months ended June 30, 2007, PS3 net revenues were primarily derived from the worldwide sales of Spider-Man 3 and the release in North America and Asia of TRANSFORMERS: The Game.  These titles were released at premium retail pricing (i.e. $59.99 in the United States).

Effective early July 2007, Sony enacted a $100 price cut to $499.99 per unit on its PlayStation 3 console in North America.  It is uncertain how this price reduction will impact consumer demand for the platform.  However, we expect net revenues from sales of titles for the PS3 to increase as the installed base of hardware grows.  We have a robust slate of titles for the PS3 and expect net revenues from this platform to represent a larger proportion of total publishing net revenues for the remainder of fiscal 2008.

Sony PlayStation 2 Net Revenues (in thousands)

Three Months Ended June 30, 2007	% of Publishing Net Revenues	Three Months Ended June 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$ 146,867	34%	$51,301	38%	$95,566	186%

Net revenues from sales of titles for the PS2 increased 186% from $51.3 million for the three months ended June 30, 2006 to $146.9 million for the three months ended June 30, 2007.  The increase in absolute dollars is primarily due to continued momentum for our fiscal 2007 third quarter title, Guitar Hero II for the PS2 (game and accessories), as well as the strong performance of our worldwide first quarter title releases, Spider-Man 3, Shrek The Third, and Tony Hawk’s Downhill Jam for the PS2, and the late first quarter release in North America and Asia of TRANSFORMERS: The Game.  In addition, net revenues for the fiscal 2008 first quarter included strong catalog sales.  Fiscal 2007 first quarter net revenues were driven by the first quarter fiscal 2007 titles releases, Over the Hedge and X-Men: The Official Game.  Net revenue for the quarter also included sales of Guitar Hero as the acquisition of RedOctane occurred on June 6, 2006.  As a percentage of publishing net revenues, sales of titles for the PS2 decreased from 38% to 34%, due to the strong fiscal 2008 first quarter performance of the Xbox360 platform with the release of Guitar Hero II for Xbox360, and a shift to the next generation PS3 platform of 6% of total publishing net revenues.

Although we expect net revenues from sales of titles for the PS2 to decline over time as consumers transition to next generation platforms, we continue to expect significant net revenues for PS2 for fiscal 2008 as we plan to develop and release many of our key titles on this platform.

Microsoft Xbox360 Net Revenues (in thousands)

Three Months Ended June 30, 2007	% of Publishing Net Revenues	Three Months Ended June 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$ 150,605	35%	$11,821	9%	$138,784	1,174%

Net revenues from sales of titles for the Xbox360 increased from $11.8 million and 9% of publishing net revenues in the first quarter of fiscal 2007, to $150.6 million and 35% of publishing net revenues for the first quarter of fiscal 2008.  This significant increase reflects the growth of the installed base since the introduction of the new platform in November 2005, and the success of our fiscal 2008 first quarter title releases, Guitar Hero II for the Xbox360 (game and accessories), Spider-Man 3, Shrek The Third,  and the release in North America and Asia of TRANSFORMERS: The Game.  During the first quarter of fiscal 2007, we launched X-Men: The Official Game and continued to experience strong sales of Call of Duty 2, although limited by hardware availability.

We expect net revenues from sales of titles for the Xbox360 to significantly increase in fiscal 2008 as compared to fiscal 2007 due to the growing installed base and our strong slate of Xbox360 titles.

Nintendo Wii Net Revenues (in thousands)

Three Months Ended June 30, 2007	% of Publishing Net Revenues	Three Months Ended June 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$ 32,699	8%	$—	0%	$32,699	n/m

The Nintendo Wii was released in November 2006 and quickly gained strong consumer acceptance due to its innovative technology and mass market appeal.  Net revenues for the three months ended June 30, 2007 include sales of our worldwide first quarter title releases, Spider-Man 3, Shrek The Third, the North American and Asian first quarter release, TRANSFORMERS: The Game, and continuing catalog sales of our fiscal 2007 third quarter releases, Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Fishing, and Tony Hawk’s Downhill Jam.

We expect net revenues from sales of titles for the Wii to significantly increase with the growth of the installed base and our strong slate of key titles for fiscal 2008.

Hand-held (in thousands)

Three Months Ended June 30, 2007	% of Publishing Net Revenues	Three Months Ended June 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$ 56,616	13%	$26,584	20%	$30,032	113%

Net revenues from sales of titles for the hand-held platforms for the three months ended June 30, 2007 increased 113% from the prior fiscal year, from $26.6 million to $56.6 million.  Hand-held net revenues represented 13% and 20% of publishing net revenues for the three months ended June 30, 2007 and 2006, respectively.  Within the hand-held platforms, net revenues for the GBA platform decreased slightly as compared to the prior year first quarter in absolute dollars, but represented a 7% decrease in handheld net revenues as a percentage of publishing net revenues.  Net revenues for the NDS and PSP platforms increased by $22.5 million and $10.5 million, respectively.  The publishing net revenue increase for the NDS reflects the strong performance of our first quarter title releases, Spider-Man 3, Shrek The Third, and two unique products for the NDS in North America and Asia, TRANSFORMERS: Decepticon and TRANSFORMERS: Autobot, and compares to the fiscal 2007 first quarter releases of Over the Hedge and X-Men: The Official Game.  Publishing net revenues for the PSP increased from $2.8 million for the first quarter of fiscal 2007 which included sales of Cabela’s Dangerous Hunts and MTX: Mototrax 2006, to $13.3 million for the fiscal 2008 first quarter, primarily attributable to the North American title releases, Shrek The Third, TRANSFORMERS: The Game, and Pimp My Ride, and the European release of Tony Hawk’s Project 8 on the PSP platform. The decrease in hand-held net revenues as a percentage of publishing net revenues is due to the decline in GBA net revenues.

With the installed base of the PSP and NDS continuing to increase, we expect that fiscal 2008 hand-held net revenues will continue to increase year over year.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base for the next-generation platforms, as well as the performance of key product releases from our product release schedule.  According to NPD, Activision was the #1 third party publisher in the United States on next-generation platforms for the quarter ended June 30, 2007.  We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with Xbox360 having the largest percentage of that business in fiscal 2008 due to its larger installed hardware base and our strong slate of titles.  We expect significant growth in net revenues from PS3 and Wii next-generation console systems and a decrease in the percentage of PS2 business in fiscal 2008.  With the installed base of the NDS and PSP platforms continuing to increase, we also expect to see a continued increase in our hand-held net revenues in line with the growth in the installed base in comparison to prior periods.  Our net revenues from PC titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year as revenues and profits are significantly affected by our ability to release highly successful “hit” titles.  For example, for the three months ended June 30, 2007, 66% of our consolidated net revenues and 76% of worldwide publishing net revenues were derived from net revenues from our Guitar Hero II, Spider-Man 3 and Shrek The Third titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles.   We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Three key factors that could affect future publishing and distribution net revenue performance are console hardware pricing, software pricing, and transitions in console platforms.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  However, we expect console software launch pricing for the Xbox360 and PS3 to hold at current levels as a result of the strong consumer acceptance of these price points that has occurred since the launch of the next-generation platforms and the greater product capability and value of next generation titles.  We continue to expect software pricing on the PS2 to hold at $39.99 with continued momentum on this platform.

Distribution Net Revenues (in thousands)

Three Months Ended June 30, 2007	% of Consolidated Net Revenues	Three Months Ended June 30, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$ 66,233	13%	$53,307	28%	$12,926	24%

Distribution net revenues for the three months ended June 30, 2007 increased 24% from the prior fiscal year, from $53.3 million or 28% of consolidated net revenues to $66.2 million or 13% of consolidated net revenues.  Foreign currency rate changes caused by the weakening of the U.S. Dollar in relation to the EUR and the GBP increased reported distribution net revenues by approximately $5.1 million for the three months ended June 30, 2007.  Excluding the impact of the changing foreign currency rates, our distribution net revenues increased $7.8 million or 15%.  This year over year increase was primarily due to the strong performance of Activision titles and the addition of a new customer in the second quarter of fiscal 2007.

The mix of distribution net revenues between hardware and software sales varied slightly year over year with approximately 20% of distribution net revenues from hardware sales in the first quarter of fiscal 2008 as compared to 21% in the prior year first quarter.  Prior year results included sales for the PSP, NDS and Xbox360 hardware platforms.  Current year first quarter revenues included PS3, NDS, Wii, and Xbox360 hardware sales.  The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, and our ability to establish and maintain distribution agreements with hardware manufacturers, third-party software publishers and retail customers.  For the remainder of fiscal 2008, we expect distribution net revenues to decrease in absolute dollars and as a percentage of consolidated net revenues when compared to fiscal 2007.  This is a result of exiting a line of distribution business that was not meaningful to earnings and the strong growth of our publishing business.

Costs and Expenses

Cost of Sales — Product Costs (in thousands)

Three Months Ended June 30, 2007	% of Consolidated Net Revenues	Three Months Ended June 30, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$ 217,229	44%	$108,623	58%	$108,606	100%

“Cost of sales — product costs” represented 44% and 58% of consolidated net revenues for the three months ended June 30, 2007 and 2006, respectively.  In absolute dollars, “cost of sales — product costs” increased $108.6 million from $108.6 million for the three months ended June 30, 2006 to $217.2 million for the three months ended June 30, 2007.  The increase in absolute dollars is due to an increase in consolidated net revenues of 163%, from $188.1 million for the first quarter of fiscal 2007, to $495.5 million for the first quarter of fiscal 2008.  The decrease in “cost of sales — product costs” as a percentage of consolidated net revenues is partially due to a higher percentage of our first quarter results relating to our publishing business (87% of consolidated net revenues in the first quarter of fiscal 2008, as compared to 72% for the comparable period in fiscal 2007) which carries a lower product cost than our distribution business.  In addition, the fiscal 2008 first quarter publishing net revenues included a higher mix of next-generation product sales which carries a higher gross margin than the other console platforms.  In the first quarter of fiscal 2007, “cost of sales — product costs”

as a percentage of consolidated net revenues was impacted by reduced pricing on current generation title releases and a number of catalog titles.

We expect “cost of sales — product costs” as a percentage of consolidated net revenues for fiscal 2008 to be lower than fiscal 2007 due to a larger proportion of our business being derived from the publishing segment and the continued migration of consumers to next generation products.

Cost of Sales — Software Royalties and Amortization (in thousands)

Three Months Ended June 30, 2007	% of Publishing Net Revenues	Three Months Ended June 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$ 78,252	18%	$19,261	14%	$58,991	306%

“Cost of sales — software royalties and amortization” increased $59.0 million from $19.3 million and 14% of publishing net revenues for the three months ended June 30, 2006, to $78.3 million and 18% of publishing net revenues for the three months ended June 30, 2007.  The increase in absolute dollars is due to costs associated with Spider-Man 3, Guitar Hero II, Shrek The Third and TRANSFORMERS: The Game and the increase in “cost of sales — software royalties and amortization “ as a percentage of net revenues is primarily related to the higher developments costs of Spider-Man 3, and Shrek The Third.  This compares to the fiscal 2007 first quarter which primarily included royalties and amortization related to Over the Hedge and X-Men: The Official Game.

For fiscal 2008, we expect “costs of sales — software royalties and amortization” as a percentage of publishing net revenues to be slightly higher than fiscal 2007 levels.

Cost of Sales — Intellectual Property Licenses (in thousands)

Three Months Ended June 30, 2007	% of Publishing Net Revenues	Three Months Ended June 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$ 32,479	8%	$9,916	7%	$22,563	228%

“Cost of sales — intellectual property licenses” for the three months ended June 30, 2007 increased $22.6 million from the three months ended June 30, 2006, from $9.9 million to $32.5 million.  As a percentage of publishing net revenues, “cost of sales — intellectual property licenses” increased slightly from 7% to 8%.  The increase in absolute dollars for the three months ended June 30, 2007 is due to the release of more titles with associated third party intellectual property.  Titles released with associated intellectual property during the first quarter of fiscal 2008 included Spider-Man 3, Shrek The Third, and TRANSFORMERS: The Game. This compares to two titles with associated intellectual property in the first quarter of fiscal 2007, Over the Hedge and X-Men: The Official Game.

We expect “cost of sales — intellectual property licenses” as a percentage of publishing net revenues for the remainder of fiscal 2008 to be lower than the first quarter as many of our planned titles, such as Call of Duty 4: Modern Warfare and Guitar Hero III, are original intellectual properties that are developed and owned by Activision.

Product Development (in thousands)

Three Months Ended June 30, 2007	% of Publishing Net Revenues	Three Months Ended June 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$ 32,897	8%	$25,625	19%	$7,272	28%

Product development expenses for the three months ended June 30, 2007 increased 28% compared to the three months ended June 30, 2006, from $25.6 million to $32.9 million.  As a percentage of publishing net revenues, product development expense decreased from 19% to 8% as compared to the three months ended June 30, 2006 due to the higher level of revenues in the three months ended June 30, 2007. The increase in absolute dollars primarily resulted from higher development, quality assurance, and outside developer costs incurred during the first quarter of fiscal 2008 to support the development of more technologically advanced titles across more platforms.

We expect product development costs for fiscal 2008 to be higher in absolute dollars than fiscal 2007, although lower as a percentage of publishing net revenues, due to the increased costs related to developing more technologically advanced titles for the next-generation console systems.  Over time, we intend to decrease the development costs of the next-generation console systems by leveraging technologies and tools across multiple platforms, increasing our development schedules to facilitate a longer pre-production phase and more predictable workflow times, and increasing the amount of game development that is being outsourced to lower cost off-shore service providers.

Sales and Marketing (in thousands)

Three Months Ended June 30, 2007	% of Consolidated Net Revenues	Three Months Ended June 30, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$ 68,712	14%	$36,179	19%	$32,533	90%

Sales and marketing expenses of $68.7 million and $36.2 million represented 14% and 19% of consolidated net revenues for the three months ended June 30, 2007 and 2006, respectively.  The increase in absolute dollars was a result of higher spending associated with the larger fiscal 2008 first quarter slate which included three major movie-based releases, Spider-Man 3, Shrek The Third and TRANSFORMERS: The Game, and Guitar Hero II, versus the prior year which included Over the Hedge and X-Men: The Official Game.  Although absolute spending was higher, the strong performance of the titles, combined with cost effective sales and marketing plans, resulted in a lower sales and marketing expenses as a percentage of consolidated net revenues.

We expect sales and marketing expense to be higher on both an absolute basis and as a percentage of consolidated net revenues in the remainder of fiscal 2008 versus the comparable period of fiscal 2007 due to a larger slate and our anticipation of a more competitive environment during the upcoming holiday season.

General and Administrative (in thousands)

Three Months Ended June 30, 2007	% of Consolidated Net Revenues	Three Months Ended June 30, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$ 35,794	7%	$21,914	12%	$13,880	63%

General and administrative expenses for the three months ended June 30, 2007 increased $13.9 million over the same period last year, from $21.9 million to $35.8 million.  As a percentage of consolidated net revenues, general and administrative expenses decreased from 12% to 7% as a result of the higher consolidated net revenues in the fiscal 2008 first quarter.  Expenses were higher in the three months ended June 30, 2007 primarily due to an increase in headcount related costs, legal and professional fees relating to our internal review of historical stock option granting practices, the consolidation of RedOctane, acquired in June 2006, into our results of operations for the quarter, amortization of intangible assets related to the RedOctane acquisition and the impact of changes in foreign currency rates.

We expect general and administrative expenses for the remainder of fiscal 2008 to be lower than the comparable period of fiscal 2007 due to fewer expenses associated with the RedOctane acquisition.

Operating Income (Loss) (in thousands)

	Three Months Ended June 30, 2007	% of Segment Net Revs.	Three Months Ended June 30, 2006	% of Segment Net Revs.	Increase/ (Decrease)	Percent Change
Publishing	$29,117	7%	$(31,519)	(23)%	$60,636	192%
Distribution	975	1%	(1,930)	(4)%	2,905	151%
Consolidated	$30,092	6%	$(33,449)	(18)%	$63,541	190%

Operating results for the publishing business increased $60.6 million, from an operating loss of $31.5 million and an operating margin percentage of (23%) of publishing net revenues for the three months ended June 30, 2006 to an operating income of $29.1 million and an operating margin of 7% for the three months ended June 30, 2007.  The improvement in both absolute dollars and as a percentage of net revenues was primarily due to:

•                  The strong performance of our fiscal 2008 first quarter titles, catalog titles and improved product mix, resulting in higher gross margins

•                  A decrease in provision for returns and price protection from 18% of consolidated net revenues in the first quarter of fiscal 2007 to 10% in the first quarter of fiscal 2008, primarily due to improved market conditions and strong sell through performance of our fiscal 2008 first quarter titles

•                  A significant decrease in sales and marketing expenses as a percentage of consolidated net revenues resulting from cost effective sales and marketing plans

•                  First quarter fiscal 2007 results were impacted by reduced initial pricing on current generation title releases and pricing declines on a number of catalog titles

Partially offset by:

•                  Higher royalties, amortization of development costs and intellectual property costs associated with the fiscal 2008 first quarter titles

Distribution operating income (loss) also improved, from a loss of $1.9 million for the three months ended June 30, 2006 to operating income of $1.0 million for the three months ended June 30, 2007.  This improvement was primarily due to the strong performance of Activision titles in the first quarter of fiscal 2008, lower required reserves for returns and price protection, and a lower percentage of net revenues being comprised of hardware sales, which is a lower margin category when compared to sales of software.

Investment Income, Net (in thousands)

Three Months Ended June 30, 2007	% of Consolidated Net Revenues	Three Months Ended June 30, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$ 11,562	2%	$8,275	4%	$3,287	40%

Investment income, net for the three months ended June 30, 2007 was $11.6 million as compared to $8.3 million for the three months ended June 30, 2006.  The increase was mainly due to higher cash and short-term investment balances and improved yields and interest rates during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.

Provision (Benefit) for Income Taxes (in thousands)

Three Months Ended June 30, 2007	% of Pretax Income	Three Months Ended June 30, 2006	% of Pretax Income	Increase/ (Decrease)	Percent Change
$ 13,828	33%	$(6,865)	27%	$20,693	(301)%

The income tax expense of $13.8 million for the three months ended June 30, 2007 reflects our effective income tax rate for the quarter of 33.2%.  The significant items that generated the variance between our effective rate and our statutory rate of 35% were federal and state research and development tax credits, the impact of foreign tax rate differentials, and the federal deduction for domestic production activities, partially offset by state taxes.

The aforementioned effective income tax rate for the quarter of 33.2% differs from our effective income tax rate of 27.3% for the three months ended June 30, 2006 due to an increase in anticipated pretax income for fiscal year 2008 determined at June 30, 2007 versus the anticipated pretax income for fiscal year 2007 determined at June 30, 2006, without a corresponding increase in the benefit of book/tax differences.

The income tax benefit of $6.9 million for the three months ended June 30, 2006 reflects our effective income tax rate for the quarter of 27.3%, which differs from our effective tax rate of 21.9% for the year ended March 31, 2007 due to (1) an increase in the federal research and development credit for the full year ended March 31, 2007 over the amount originally anticipated for the year at June 30 2006 due to the Congressional reinstatement of the federal R&D credit in quarter ended December 31, 2006; and (2) the elimination of the valuation allowance for research and development tax credits, partially offset by the nondeductible portion of annual cash bonuses determined in the three months ended March 31, 2007 under Section 162(m), and the establishment of tax reserves for these credits and other deferred tax assets.  The significant items that generated the variance between our effective rate and our statutory rate of 35% for the three months ended

June 30, 2006 were research and development tax credits for state purposes, and the impact of foreign tax rate differentials, partially offset by state taxes.

Net Income (Loss)

Net income for the three months ended June 30, 2007 was $27.8 million or diluted earnings per share of $0.09, as compared to a net loss of $18.3 million or loss per share of $0.07 for the three months ended June 30, 2006.

Liquidity and Capital Resources
Sources of Liquidity (in thousand)

	June 30, 2007	March 31, 2007	Increase/ (Decrease)
Cash and cash equivalents	$343,981	$384,409	$(40,428)
Short-term investments	619,815	570,440	49,375
	$963,796	$954,849	$8,947

Percentage of total assets	52%	53%

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	Increase/ (Decrease)
Cash flows provided by (used in) operating activities	$6,506	$(103,673)	$110,179
Cash flows used in investing activities	(61,051)	(15,619)	(45,432)
Cash flows provided by financing activities	11,552	6,842	4,710

As of June 30, 2007, our primary source of liquidity is comprised of $344.0 million of cash and cash equivalents and $619.8 million of short-term investments.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations.  We have also generated significant cash flows from the issuance of our common stock to employees through the exercise of options which is described in more detail below in “Cash Flows from Financing Activities.”  We have not utilized debt financing as a significant source of cash flows.  However, we do have credit facilities available at certain of our international locations, described below in “Credit Facilities,” that can be utilized if needed.

We believe that we have sufficient working capital ($1,083.5 million at June 30, 2007), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, and the acquisition of intellectual property rights for future products from third parties.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution, and marketing of our products, third party developers and intellectual property holders, and our own employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $42.3 million and $44.9 million in the three months ended June 30, 2007 and 2006, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third parties, as well as product development costs relating to internally developed products.  In addition, in the first quarter of fiscal 2007, we entered into a new agreement with MGM Interactive and EON Productions Ltd. for the rights to develop and publish interactive entertainment games based on the James Bond license. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows provided by (used in) operations are affected by our ability to release highly successful or “hit” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the three months ended June 30, 2007 and 2006, cash flows provided by (used in) operating activities were $6.5 million and  ($103.7) million, respectively.  The principal components comprising cash flows provided by (used in) operating activities for the three months ended June 30, 2007 included strong operating results, amortization of capitalized software developments costs and intellectual property licenses, partially offset by investment in software development and intellectual property licenses, increases in accounts receivable, and payments made against the accounts payable balance at March 31, 2007.  An analysis of the change in key balance sheet accounts is below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

Cash Flows from Investing Activities

The primary drivers of cash flows used in investing activities typically have included capital expenditures, acquisitions of privately held interactive software development companies and publishing companies and the net effect of purchases and sales/maturities of short-term investment vehicles.  The goal of our short-term investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs, and providing for prudent investment diversification.

For the three months ended June 30, 2007 and 2006, cash flows used in investing activities were $61.1 million and $15.6 million, respectively.  For the three months ended June 30, 2007, cash flows used in investing activities were primarily the result of purchases of short-term investments during the quarter, capital expenditures and cash paid for a business acquisition, partially offset by net proceeds from the sales and maturities of short-term investments.  We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

Cash Flows from Financing Activities

The primary drivers of cash flows provided by financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees and the public and the purchase of treasury shares.  We have not utilized debt financing as a significant source of cash flows.  However, we do have available at certain of our international locations, credit facilities, which are described below in “Credit Facilities,” that can be utilized if needed.

For the three months ended June 30, 2007 and 2006, cash flows provided by financing activities were $11.6 million and $6.8 million, respectively, primarily the result of the issuance of common stock related to employee stock option and stock purchase plans.  During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.   As of June 30, 2007, we had approximately $226.2 million available for utilization under the buyback program.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases, and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

(amounts in thousands)	June 30, 2007	March 31, 2007	Increase/ (Decrease)

Gross accounts receivable	$313,524	$240,112	$73,412
Net accounts receivable	197,964	148,694	49,270

The increase in gross accounts receivable was primarily the result of major titles released during the first quarter of fiscal 2008, which included Spider-Man 3, Shrek The Third, Guitar Hero II for the Xbox 360 and TRANSFORMERS: The Game.  Gross accounts receivable at March 31, 2007 was primarily comprised of outstanding invoices for our fourth quarter fiscal 2007 title release, Call of Duty: Roads to Victory and PS3 hardware sales related to the March 2007 European launch.

The increase in net accounts receivable from $148.7 million at March 31, 2007 to $198.0 million at June 30, 2007, was less than the increase in gross accounts receivable due to the increase in reserves for returns, price protection, and bad debt from $91.4 million at March 31, 2007 to $115.6 million at June 30, 2007.  The increase in the amount of reserves at June 30, 2007 versus the preceding quarter reflects higher retail inventory levels.   Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence in Item 2:  Critical Accounting Policies).

Inventories

(amounts in thousands)	June 30, 2007	March 31, 2007	Increase/ (Decrease)

Inventories	$92,529	$91,231	$1,298

The net increase of $1.3 million in inventory from March 31, 2007 to June 30, 2007 is primarily attributable to inventory related to TRANSFORMERS: The Game, a second quarter release in Europe.

Software Development

(amounts in thousands)	June 30, 2007	March 31, 2007	Increase/ (Decrease)

Software development	$114,124	$130,922	$(16,798)

Software development decreased from $130.9 million at March 31, 2007 to $114.1 million at June 30, 2007.  The decrease in software development was primarily the result of:

•                  $40.5 million of amortization of capitalized software development cost and $17.5 of royalty expense related to capitalized development advances.

Partially offset by:

•                  Continued investment in software development for titles being developed for release in fiscal 2008 and fiscal 2009.  We incurred approximately $41.2 million in the quarter ended June 30, 2007 in connection with the acquisition of publishing or distribution rights for products being developed by third parties as well as the capitalization of product development costs relating to internally developed products.

Intellectual Property Licenses

(amounts in thousands)	June 30, 2007	March 31, 2007	Increase/ (Decrease)

Intellectual property licenses	$81,788	$100,274	$(18,486)

Intellectual property licenses decreased from $100.3 million at March 31, 2007 to $81.8 million at the end of the first quarter of fiscal 2008 primarily as a result of the amortization of intellectual property licenses related to the fiscal 2008 first quarter new releases, primarily Spider-Man 3, Shrek The Third, and TRANSFORMERS: The Game.

Accounts Payable

(amounts in thousands)	June 30, 2007	March 31, 2007	Increase/ (Decrease)

Accounts payable	$109,662	$136,517	$(26,855)

The decrease in accounts payable primarily reflects payments made on year end balances related to first quarter launch activities and payables related to the fourth quarter European PS3 launch.

Accrued Expenses

(amounts in thousands)	June 30, 2007	March 31, 2007	Increase/ (Decrease)

Accrued expenses	$249,940	$204,652	$45,288

The increase in accrued expenses was primarily due to:

•                  Reclassification from a long-term liability to a current liability of $39.0 million of deferred consideration related to the acquisition of RedOctane, Inc. payable before June 6, 2008 in common stock.

•                  Additional contingent consideration of approximately $22.5 million, owed to certain former shareholders of RedOctane, Inc. as a result of having exceeded a specified net income target in its first year since the acquisition, payable by September 28, 2007 in common stock.

•                  Increases in accruals for marketing and royalties related to first quarter fiscal 2008 title releases.

Partially offset by:

•                  Payments made against year end accruals.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($24.1 million), including issuing letters of credit, on a revolving basis as of June 30, 2007.  The UK Facility bore interest at LIBOR plus 2.0% as of June 30, 2007, is collateralized by substantially all of the assets of the subsidiary and expires in January 2008.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.7 million) as of June 30, 2007, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date. No borrowings were outstanding against the German Facility as of June 30, 2007.

As of June 30, 2007, we maintained a $15.0 million irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At June 30, 2007, the $15.0 million deposit is included in short-term investments as restricted cash. No borrowings were outstanding as of June 30, 2007.

As of June 30, 2007, our publishing subsidiary located in the UK maintained a EUR 4.0 million ($5.4 million) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in February 2008. No borrowings were outstanding as of June 30, 2007.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancellable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of June 30, 2007, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations(1)
	Facility and	Developer
	Equipment Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2008 (remaining nine months)	$12,168	$54,258	$7,874	$74,300
2009	16,154	32,536	31,510	80,200
2010	14,162	31,086	100	45,348
2011	11,865	30,586	13,100	55,551
2012	7,078	16,586	-	23,664
Thereafter	18,988	47,587	-	66,575
Total	$80,415	$212,639	$52,584	$345,638

(1)             We have omitted FIN 48 liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution.  Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At the adoption date of April 1, 2007, the Company had $65.5 million of unrecognized tax benefits.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to resolve issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on our financial position or results of operations.

In March 2006, the FASB issued Statement No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits either the “amortization method” or the “fair value measurement method,” as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective in the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material effect on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on April 1, 2007.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of April 1, 2007, we had $65.5 million of unrecognized tax benefits, of which $26.2 million would affect our effective tax rate if recognized.

In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 157 will have a material effect on our financial position or results of operations.

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

.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  These forward-looking statements are subject to business and economic risk and reflect management’s current expectations and are inherently uncertain and difficult to predict.  For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 which is incorporated herein by reference.  You are cautioned that we do not have a policy of updating or revising forward-looking statements, and thus you should not assume that silence by the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of June 30, 2007, our cash equivalents and short-term investments included debt securities and certificates of deposit of $698.0 million.

The following table presents the amounts and related weighted-average interest rates of our investment portfolio as of June 30, 2007 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	5.30%	$38,240	$38,225
Variable rate	5.20	55,903	55,903

Short-term investments:
Fixed rate	4.93%	$605,973	$603,902

Our short-term investments generally mature between three months and thirty months.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly EUR, GBP, and AUD. The volatility of EUR, GBP, and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year. When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading purposes. As of June 30, 2007, accrued expenses included approximately $326,000 of pre-tax unrealized losses for the estimated fair value of outstanding foreign currency exchange forward contracts, which was recorded in earnings as the contracts did not qualify as hedging instruments.

Item 4.  Controls and Procedures

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

2) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report.  Based on this controls evaluation, and subject to the limitations described above, the Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective to provide reasonable, but not absolute, assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

3) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 24, 2007, the Superior Court granted the Company’s motion to stay the state action. The court’s order stays the action pending the resolution of motions to dismiss in the federal action, but is without prejudice to any party’s right to seek modification of the stay upon a showing of good cause, including a showing that matters may be addressed in the Superior Court without the potential for conflict with or duplication of the federal court proceedings.   On June 29, 2007, the Superior Court held a status conference and issued an order permitting Plaintiffs to file a second amended complaint and requiring the parties to meet and confer to discuss threshold issues to be included in any joint statement or stipulation by July 31, 2007.  The Superior Court further ordered a case review on August 1, 2007. On July 13, 2007, Plaintiffs filed their second amended complaint, which alleges substantially the same claims as the previous complaints, with new allegations related to Plaintiffs’ standing, recent public facts and additional analyses.

The Company filed motions to dismiss in the federal action on June 1, 2007.   A hearing on the motions is set for August 27, 2007.

The Company was also informed that, on June 1, 2007, a derivative case, Abdelnur vs. Kotick et al., was filed in the United States District Court for the Central District of California, C.D. Case No. CV07-3575 AHM (PJWx), by the same law firm that previously filed the Hamian case, alleging substantially the same claims.  The action has now been consolidated with the existing federal consolidated action and the motions to dismiss filed June 1, 2007 have been deemed to have also been filed in response to the Abdelnur complaint.

Furthermore, on July 18, 2007, the Company was informed that another derivative case, Scarborough v. Kotick et al., was filed in the United States District Court for the Central District of California, Case No. CV07-4602 SVW (PLAx), also by the same law firm that previously filed the Hamian case, alleging substantially the same claims.

On July 24, 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical stock option grant practices.  Thereafter, the SEC issued a formal order of non-public investigation, pursuant to which it has subpoenaed documents from the Company related to the investigation, and has subpoenaed testimony and documents from certain current and former directors, officers and employees of the Company.

The Company is cooperating with the SEC’s investigation, and representatives of the special subcommittee of independent members of our Board of Directors established in July 2006 to review our historical stock option granting practices (the “Special Subcommittee”) and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and to brief the SEC staff on the Special Subcommittee’s findings and recommendations.  A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC. At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

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

Item 1A. Risk Factors

If stockholders do not approve our proposed 2007 Incentive Plan, our ability to recruit and retain employees, make acquisitions and remain competitive may be materially and adversely affected.

We are seeking stockholder approval for our proposed 2007 Incentive Plan. Our Board believes that approval of the 2007 Plan by stockholders is critically important for our continued success and enhancement of stockholder value.  If the 2007 Plan is not approved by stockholders, we will soon no longer be able to use equity-based compensation as a meaningful component of compensation.

•              Failure to obtain stockholder approval would place us at a severe disadvantage from a retention and recruitment perspective.  In the interactive entertainment software industry, our inability to use equity-based compensation would place us at a severe competitive disadvantage with respect to the recruitment and retention of executive, creative, technical and other talent.

•              Failure to obtain stockholder approval would hinder our ability to expand through acquisitions.  As the interactive entertainment software industry continues to consolidate and we continue to search for additional acquisition opportunities in an increasingly competitive environment, our inability to use equity-based compensation in connection with suitable acquisitions and the integration of acquired businesses into its existing business would hinder our ability to continue to expand through acquisitions.

•              Failure to obtain stockholder approval would significantly increase our cash compensation expense.  As a result of limitations on our ability to use equity-based compensation as part of its recruitment, retention and acquisition efforts, we would have to increase its use of cash compensation, thereby significantly increasing our cash compensation expense.

Stockholder approval of the 2007 Plan is necessary in order for us to (1) meet the stockholder approval requirements of the NASDAQ, (2) take tax deductions for certain compensation resulting from awards granted thereunder qualifying as performance-based compensation under Section 162(m) of the Internal Revenue Code, as amended, and (3) grant incentive stock options thereunder.

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

10.1	Amendment, dated June 4, 2007, to Employment Agreement dated July 22, 2002 between Activision Publishing, Inc. and Ronald Doornink.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Griffith pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Griffith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 7, 2007

ACTIVISION, INC.

/s/ Thomas Tippl
Thomas Tippl
Chief Financial Officer of Activision Publishing, Inc. and
Principal Financial and Accounting Officer
Activision Publishing, Inc.