Form 10-Q
period 2007-09-30
ACTIVISION INC /NY
filed 2007-11-07
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of November 1, 2007 was 291,310,208.

ACTIVISION, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “future”, “intend”, “may”, “outlook”, “plan, “positioned”, “potential”, “project”,“remain”, “scheduled”, “set to”, “subject to”, “to be”, “upcoming”, “will” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. All references to “we”, “us”, “our”, “Activision” or “the Company” in the following discussion and analysis mean Activision, Inc. and its subsidiaries.

Part I. Financial Information

Item 1. Financial Statements

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007 (Unaudited)	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$392,529	$384,409
Short-term investments	569,231	570,440
Accounts receivable, net of allowances of $106,619 and $91,418 at September 30, 2007 and March 31, 2007, respectively	109,725	148,694
Inventories	189,033	91,231
Software development	104,236	107,779
Intellectual property licenses	10,645	27,784
Deferred income taxes	60,032	51,564
Other current assets	31,453	19,332

Total current assets	1,466,884	1,401,233

Software development	40,433	23,143
Intellectual property licenses	71,145	72,490
Property and equipment, net	53,500	46,540
Deferred income taxes	38,252	48,791
Other assets	10,738	6,376
Goodwill	280,248	195,374

Total assets	$1,961,200	$1,793,947

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$158,059	$136,517
Accrued expenses and other liabilities	255,266	204,652

Total current liabilities	413,325	341,169

Other liabilities	18,325	41,246

Total liabilities	431,650	382,415

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at September 30, 2007 and March 31, 2007	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at September 30, 2007 and March 31, 2007	—	—
Common stock, $.000001 par value, 450,000,000 shares authorized, 289,072,399 and 283,310,734 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	—	—
Additional paid-in capital	1,045,891	963,553
Retained earnings	456,301	427,777
Accumulated other comprehensive income	27,358	20,202

Total shareholders’ equity	1,529,550	1,411,532

Total liabilities and shareholders’ equity	$1,961,200	$1,793,947

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,		For the six months ended September 30,
	2007	2006	2007	2006

Net revenues	$317,746	$188,172	$813,201	$376,241

Costs and expenses:
Cost of sales – product costs	151,996	127,374	369,225	235,997
Cost of sales – software royalties and amortization	38,427	9,348	116,679	28,609
Cost of sales – intellectual property licenses	14,533	4,356	47,012	14,272
Product development	33,085	25,608	65,982	51,233
Sales and marketing	51,868	32,550	120,580	68,729
General and administrative	37,382	26,346	73,176	48,260

Total costs and expenses	327,291	225,582	792,654	447,100

Operating income (loss)	(9,545)	(37,410)	20,547	(70,859)

Investment income, net	12,132	8,032	23,694	16,307

Income (loss) before income tax provision (benefit)	2,587	(29,378)	44,241	(54,552)

Income tax provision (benefit)	1,889	(5,076)	15,717	(11,941)

Net income (loss)	$698	$(24,302)	$28,524	$(42,611)

Basic earnings (loss) per share	$0.00	$(0.09)	$0.10	$(0.15)

Weighted average common shares outstanding	287,315	280,627	285,450	279,487

Diluted earnings (loss) per share	$0.00	$(0.09)	$0.09	$(0.15)

Weighted average common shares outstanding assuming dilution	313,263	280,627	312,510	279,487

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	For the six months ended September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$28,524	$(42,611)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(1,327)	(70,149)
Realized gain on short-term investments	—	(2)
Depreciation and amortization	15,885	8,519
Loss on disposal of property and equipment	987	—
Amortization and write-offs of capitalized software development costs and intellectual property licenses (1)	99,560	26,283
Stock-based compensation expense (2)	15,029	10,740
Tax benefit of stock options and warrants exercised	9,199	5,888
Excess tax benefits from stock option exercises	(8,141)	(4,405)
Changes in operating assets and liabilities:
Accounts receivable	41,784	(57,194)
Inventories	(97,802)	(5,956)
Software development and intellectual property licenses	(88,775)	(84,630)
Other assets	(10,219)	1,377
Accounts payable	21,666	(11,984)
Accrued expenses and other liabilities	20,029	54,853

Net cash provided by (used in) operating activities	46,399	(169,271)

Cash flows from investing activities:
Capital expenditures	(15,253)	(7,540)
Proceeds from disposal of property and equipment	135	—
Cash payment to effect business combinations, net of cash acquired	(68,875)	(30,545)
Increase in restricted cash	(33,413)	(12,500)
Purchases of short-term investments	(378,727)	(147,278)
Proceeds from sales and maturities of short-term investments	414,233	180,993

Net cash used in investing activities	(81,900)	(16,870)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	30,262	11,922
Excess tax benefit from stock option exercises	8,141	4,405

Net cash provided by financing activities	38,403	16,327

Effect of exchange rate changes on cash	5,218	5,204

Net increase (decrease) in cash and cash equivalents	8,120	(164,610)

Cash and cash equivalents at beginning of period	384,409	354,331

Cash and cash equivalents at end of period	$392,529	$189,721

(1)          Excludes amortization of stock-based compensation expense.

(2)          Includes the net effects of capitalization and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months ended September 30, 2007
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, March 31, 2007	283,311	$—	$963,553	$427,777	$20,202	$1,411,532
Components of comprehensive income:
Net income	—	—	—	28,524	—	28,524
Unrealized appreciation on short-term investments, net of taxes	—	—	—	—	543	543
Foreign currency translation adjustment	—	—	—	—	6,613	6,613
Total comprehensive income						35,680
Issuance of common stock pursuant to employee stock options, employee stock purchase plans and employee bonuses	4,473	—	32,119	—	—	32,119
Issuance of common stock to effect business combination (see Note 4)	1,288	—	24,039	—	—	24,039
Stock based compensation expense related to employee stock options, restricted stock rights, and employee stock purchase plans	—	—	20,044	—	—	20,044
Tax benefit associated with options and warrants	—	—	9,199	—	—	9,199
Employee tender offer (see Note 13)	—	—	(3,063)	—	—	(3,063)

Balance, September 30, 2007	289,072	$—	$1,045,891	$456,301	$27,358	$1,529,550

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Activision, Inc. and its subsidiaries (“Activision” or “we”). The information furnished is unaudited and the adjustments included consist of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2007.

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

Revenue Recognition

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers, and once any performance obligations have been completed. Certain products are sold to customers with a street date (the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the sale date. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection. With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.

Some of our software products provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features.  In instances where online features or additional functionality is considered a substantive deliverable

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

in addition to the software product, the company contemplates such when determining the appropriate revenue recognition. This evaluation is performed for each software product when it is released. We determined that one of our software titles released this quarter, Enemy Territory: Quake Wars (which is primarily an online multiplayer PC game), contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to game play. As such, our performance obligations for this title extend beyond the sale of the game, which is unique compared to other prior titles. Vendor-specific objective evidence of fair value (“VSOE”) does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we are recognizing all of the revenue from the sale of this title ratably over an estimated service period, which is estimated to be six months beginning the month after shipment. In addition, we are deferring the costs of sales for this title. Cost of sales includes: manufacturing costs, software royalties and amortization, and intellectual property licenses. Overall, online play functionality is still an emerging area for us. As we move forward, we will monitor this developing functionality and its significance for our products. Our assessment of our obligations with respect to this functionality and the resulting accounting may change in the future.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, and consistent delivery to us of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our September 30, 2007 allowance for returns and price protection would impact net revenues by $1.0 million.

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

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Stock-based compensation expense recognized under SFAS No. 123R for the three and six months ended September 30, 2007 was $6.9 million and $15.0 million, respectively and for the three and six months ended September 30, 2006 was $4.9 million and $10.7 million, respectively. See Note 13 for additional information.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the three and six months ended September 30, 2007, included compensation expense for share-based payment awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense recognized in the

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Consolidated Statement of Operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the value of employee stock options on the date of grant using a binomial-lattice model. For additional information, see Note 13. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

2.              Acquisitions

Bizarre Creations

On September 26, 2007, we acquired 100% of Bizarre Creations Limited (“Bizarre Creations”) for an aggregate purchase price of $67.4 million in cash. In addition, in the event that certain financial performance measures of Bizarre Creations’ business over a certain period of time (currently estimated to be 5 years from fiscal 2008) exceeds specified target levels, the former shareholders of Bizarre Creations will be entitled to an additional amount of up to $40 million payable in shares of our common stock. The contingent consideration will be recorded as an addition to the purchase price if the specified target levels are met. Based in the United Kingdom (“UK”), Bizarre Creations is a video game developer focusing on the racing category with its multi-million unit selling franchise Project Gotham Racing, a series for the Microsoft Xbox (“Xbox”) and the Microsoft Xbox360 (“Xbox360”) platforms. Bizarre Creations has also developed and owns the Geometry Wars intellectual property. We expect that Bizarre Creations will play a role in our growth strategy as we develop intellectual property for the racing segment, expand our development capability and capacity for other genres and utilize Bizarre Creations’ proprietary development technology.

The results of operations of Bizarre Creations and the estimated fair market values of the acquired assets and liabilities have been included in the Consolidated Financial Statements since the date of acquisition. Pro forma consolidated statements of operations for this acquisition are not shown, as they would not differ materially from reported results. The acquired finite-lived intangible assets are being amortized over the estimated useful life in proportion to the economic benefits consumed, which for some intangible assets are approximated by using the straight-line method. Goodwill has been included in the publishing segment of our business and is amortized over 15 years for tax purposes.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Preliminary Purchase Price Allocation

We accounted for this acquisition in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 addresses financial accounting and reporting for business combinations, requiring that the purchase method be used to account and report for all business combinations. The purchase price for the Bizarre Creations transaction was preliminarily allocated to assets acquired and liabilities assumed as set forth below (in thousands):

Current assets	$4,352
Property and equipment, net	2,203
Goodwill	55,833
Trademark, acquired contracts and other intangibles	9,500
Deferred tax liability	(1,876)
Other liabilities	(2,639)
Total consideration	$67,373

Purchased Intangible Assets

The following table presents details of the purchased finite-lived intangible assets acquired in the Bizarre Creations acquisition (in thousands):

	Estimated Useful Life (in years)	Amount
Finite-lived intangibles:
Trademark	8	$1,100
Acquired contracts	0.5	2,800
Other intangibles	1 - 5	5,600

Total finite-lived intangibles		$9,500

The following tables present details of our total purchased finite-lived intangible assets as of September 30, 2007 (in thousands):

	Gross	Accumulated Amortization	Net

Trademark	$1,100	$—	$1,100
Acquired contracts	2,800	—	2,800
Other intangibles	5,600	—	5,600

Total	$9,500	$—	$9,500

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The estimated future amortization expense of purchased finite-lived intangible assets as of September 30, 2007 is as follows (in thousands):

Fiscal year ending March 31,	Amount
2008 (remaining six months)	$3,500
2009	700
2010	1,153
2011	1,538
2012	1,538
Thereafter	1,071

Total	$9,500

DemonWare

On May 11, 2007, Activision completed its acquisition of DemonWare, Ltd., a provider of network middleware technologies for console and personal computer (“PC”) games headquartered in Dublin, Ireland. The acquisition is expected to enable Activision to gain efficiencies related to online game development and to position us to take advantage of the growth in online gameplay that is expected to be driven by the next-generation consoles. The acquisition is expected to be immaterial to fiscal 2008 earnings per share and cash flow. Additionally, pro forma consolidated statements of operations for this acquisition are not shown, as they would not differ materially from reported results.

3.              Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Our inventories consist of the following (amounts in thousands):

	September 30, 2007	March 31, 2007
Finished goods	$151,584	$89,048
Purchased parts and components	37,449	2,183

	$189,033	$91,231

4.              Goodwill

The changes in the carrying amount of goodwill for the six months ended September 30, 2007 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2007	$189,342	$6,032	$195,374
Goodwill acquired during the period	58,609	—	58,609
Issuance of contingent consideration	25,703	—	25,703
Adjustment-prior period purchase allocation	(127)	—	(127)
Effect of foreign currency exchange rates	474	215	689
Balance as of September 30, 2007	$274,001	$6,247	$280,248

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Goodwill acquired during the period represents goodwill of $55.8 million and $2.8 million related to the acquisitions of Bizarre Creations and DemonWare, respectively. See Note 2 for additional information. Issuance of contingent consideration consists of additional purchase consideration related to the acquisition of RedOctane Inc. and Vicarious Visions Inc. for $22.6 million and $3.1 million, respectively, which was paid in shares of our common stock. Additional contingent purchase consideration of $3.1 million related to the acquisition of Vicarious Visions Inc. was earned on June 30, 2007 as a result of the achievement of certain sell through targets released during the second quarter of fiscal 2008. As a result, shares of our common stock with an aggregate value of $1.4 million were issued to the former stockholders of Vicarious Visions Inc. with the remaining $1.7 million accrued as of September 30, 2007.

5.              Income Taxes

The income tax provision of $1.9 million for the three months ended September 30, 2007 reflects our effective income tax rate for the quarter of 73.0%, and the income tax provision of $15.7 million for the six months ended September 30, 2007 reflects our estimated effective income tax rate of 35.5% for the six months ended September 30, 2007. Due to our relatively small net income before tax provision for the three months ended September 30, 2007, small changes in discrete items resulted in a large effect on our effective income tax rate for the quarter ended September 30, 2007. The significant items that generated the variance between our effective rate for the three months ended September 30, 2007 and our statutory rate of 35% were federal and state research and development tax credits, the impact of foreign tax rate differentials, and the federal deduction for domestic production activities, partially offset by state taxes and the impact of a decrease in the tax benefit of deferred tax assets on the books of our UK affiliates due to the enactment of a decrease in the UK statutory tax rate.

The aforementioned effective income tax rate for the quarter of 73.0% differs from our effective income tax rate of 17.3% for the three months ended September 30, 2006 due to an increase in anticipated pretax income for fiscal 2008 determined at September 30, 2007 versus the anticipated pretax income for fiscal 2007 determined at September 30, 2006, without a corresponding increase in the benefit of book/tax differences, in addition to the impact of a decrease in the tax benefit of deferred tax assets on the books of our UK affiliates due to the recent enactment of a decrease in the UK statutory tax rate.

The income tax benefit of $5.1 million for the three months ended September 30, 2006 reflects our effective income tax rate for the quarter of 17.3%, which differs from our effective tax rate of 21.9% for the year ended March 31, 2007 due to (1) an increase in the federal research and development credit for the full year ended March 31, 2007 over the amount originally anticipated for the year at September 30, 2006 due to the Congressional reinstatement of the federal R&D credit in quarter ended December 31, 2006; and (2) the elimination of the valuation allowance for research and development tax credits, partially offset by the nondeductible portion of annual cash bonuses determined in the three months ended March 31, 2007 under Section 162(m), and the establishment of tax reserves for these credits and other deferred tax assets.  The significant items that generated the variance between our effective rate and our statutory rate of 35% for the three months ended September 30, 2006 were research and development tax credits for state purposes, and the impact of foreign tax rate differentials, partially offset by state taxes.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on April 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of April 1, 2007, we had $65.5 million of unrecognized tax benefits, of which $26.2 million would affect our effective tax rate if recognized. The liability for unrecognized tax benefits was unchanged during the three months ended September 30, 2007.

In addition, consistent with the provisions of FIN 48, we reclassified $15.6 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

balance sheet date. These non-current income tax liabilities are recorded in Other Liabilities in the Consolidated Balance Sheets.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007, we had approximately $296,000 of accrued interest related to uncertain tax positions. There were no material changes to the accrued interest expense related to estimated obligations for unrecognized tax benefits net of federal benefit during the three months ended September 30, 2007.

The tax years 2002 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject, including U.S. and non-U.S. locations. We are currently under audit by the Internal Revenue Service and the California Franchise Tax Board, and it is possible that the current portion of our unrecognized tax benefits will significantly decrease within the next twelve months.

6.              Software Development Costs and Intellectual Property Licenses

As of September 30, 2007, capitalized software development costs included $102.5 million of internally developed software costs and $42.2 million of payments made to third-party software developers. As of March 31, 2007, capitalized software development costs included $94.3 million of internally developed software costs and $36.6 million of payments made to third-party software developers. Capitalized intellectual property licenses were $81.8 million and $100.3 million as of September 30, 2007 and March 31, 2007, respectively. Amortization and write-offs of capitalized software development costs and intellectual property licenses were $101.7 million and $26.3 million for the six months ended September 30, 2007 and 2006, respectively.

7.              Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ended September 30, 2007 and 2006 were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

Net income (loss)	$698	$(24,302)	$28,524	$(42,611)

Other comprehensive income (loss):
Foreign currency translation adjustment	3,891	2,663	6,613	6,241
Unrealized appreciation (depreciation) on short-term investments, net of taxes	950	8,447	543	(10,035)

Other comprehensive income (loss)	4,841	11,110	7,156	(3,794)

Comprehensive income (loss)	$5,539	$(13,192)	$35,680	$(46,405)

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive Income (Loss)

For the six months ended September 30, 2007 the components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

		Unrealized	Accumulated
		Appreciation	Other
	Foreign	(Depreciation)	Comprehensive
	Currency	on Investments	Income

Balance, March 31, 2007	$21,070	$(868)	$20,202
Other comprehensive income	6,613	543	7,156

Balance, September 30, 2007	$27,683	$(325)	$27,358

Other comprehensive income is presented net of tax benefits of $0.3 million related to unrealized appreciation on the Company’s investments for the six months ended September 30, 2007. Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

8.              Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Interest income	$12,169	$8,013	$23,755	$16,369
Interest expense	(37)	19	(61)	(64)
Net realized gain on investments	—	—	—	2

Investment income, net	$12,132	$8,032	$23,694	$16,307

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

9.     Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Six months ended September 30,
	2007	2006
Non-cash investing and financing activities:
Subsidiaries acquired with common stock	$—	$30,000
Change in unrealized appreciation (depreciation) on short-term investments, net of taxes	543	(10,035)
Common stock issued related to acquisition	24,039	—
Common stock issuable related to acquisition	—	39,000
Common stock issued related to employee bonuses	1,857	—
Adjustment - prior period purchase allocation	(127)	46

Supplemental cash flow information:
Cash paid for income taxes	$2,806	$5,456
Cash paid for interest	42	63

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

The accounting policies of these segments are the same as those described in the “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended March 31, 2007. Revenue derived from sales between segments is eliminated in consolidation.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Information on the reportable segments for the three and six months ended September 30, 2007 and 2006 is as follows (amounts in thousands):

	Three months ended September 30, 2007
	Publishing	Distribution	Total

Total segment revenues	$253,759	$63,987	$317,746
Revenues from sales between segments	(20,509)	20,509	—

Revenues from external customers	$233,250	$84,496	$317,746

Operating income (loss)	$(9,667)	$122	$(9,545)

Total assets	$1,808,494	$152,706	$1,961,200

	Three months ended September 30, 2006
	Publishing	Distribution	Total

Total segment revenues	$125,404	$62,768	$188,172
Revenues from sales between segments	(12,922)	12,922	—

Revenues from external customers	$112,482	$75,690	$188,172

Operating loss	$(36,607)	$(803)	$(37,410)

Total assets	$1,429,824	$103,205	$1,533,029

	Six months ended September 30, 2007
	Publishing	Distribution	Total

Total segment revenues	$682,981	$130,220	$813,201
Revenues from sales between segments	(43,356)	43,356	—

Revenues from external customers	$639,625	$173,576	$813,201

Operating income	$19,449	$1,098	$20,547

Total assets	$1,808,494	$152,706	$1,961,200

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Six months ended September 30, 2006
	Publishing	Distribution	Total

Total segment revenues	$260,166	$116,075	$376,241
Revenues from sales between segments	(19,352)	19,352	—

Revenues from external customers	$240,814	$135,427	$376,241

Operating loss	$(68,125)	$(2,734)	$(70,859)

Total assets	$1,429,824	$103,205	$1,533,029

Geographic information for the three and six months ended September 30, 2007 and 2006 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

North America	$161,804	$74,249	$471,340	$173,863
Europe	146,525	107,775	316,539	189,588
Other	9,417	6,148	25,322	12,790

Total	$317,746	$188,172	$813,201	$376,241

Revenues by platform were as follows (amounts in thousands):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

Console	$240,484	$117,473	$642,358	$236,450
Hand-held	57,740	46,574	133,472	91,371
PC	19,522	24,125	37,371	48,420

Total	$317,746	$188,172	$813,201	$376,241

We had two customers that accounted for 14% and 9% of consolidated net revenues for the three months ended September 30, 2007, respectively and 18% and 13% of consolidated net revenues for the six months ended September 30, 2007, respectively. These customers accounted for 13% and 5% of consolidated accounts receivable, gross at September 30, 2007, respectively. These customers were customers of both our publishing and distribution businesses. We had one customer that accounted for 23% and 25% of consolidated net revenues for the three and six month periods ended September 30, 2006, respectively, and 19% of consolidated gross accounts receivable at September 30, 2006. This customer was a customer of both our publishing and distribution businesses.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.  Computation of Earnings (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share (amounts in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings (loss) per share – income (loss) available to common shareholders	$698	$(24,302)	$28,524	$(42,611)

Denominator:
Denominator for basic earnings (loss) per share - weighted-average common shares outstanding	287,315	280,627	285,450	279,487

Effect of dilutive securities:
Employee stock options, employee stock purchase plans, and restricted stock units	23,223	—	23,709	—
Warrants to purchase common stock and other dilutive common stock equivalents	2,725	—	3,351	—
Potential dilutive common shares	25,948	—	27,060	—

Denominator for diluted earnings (loss) per share – weighted-average common shares outstanding assuming dilution	313,263	280,627	312,510	279,487

Basic earnings (loss) per share	$0.00	$(0.09)	$0.10	$(0.15)

Diluted earnings (loss) per share	$0.00	$(0.09)	$0.09	$(0.15)

Options and restricted stock units to purchase 7.0 million and 34.5 million shares of our common stock for the three months ended September 30, 2007 and 2006, respectively, were not included in the calculations of diluted earnings per share because their effect would be antidilutive.

Options and restricted stock units to purchase 4.1 million and 34.0 million shares of our common stock for the six months ended September 30, 2007 and 2006, respectively, were not included in the calculations of diluted earnings per share because their effect would be antidilutive.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.  Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”). The UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($24.5 million), including issuing letters of credit, on a revolving basis as of September 30, 2007. The UK Facility bore interest at LIBOR plus 2.0% as of September 30, 2007, is collateralized by substantially all of the assets of the subsidiary and expires in January 2008. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The German Facility provided for revolving loans up to EUR 0.5 million ($0.7 million) as of September 30, 2007, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date. No borrowings were outstanding against the UK Facility and the German Facility as of September 30, 2007.

As of September 30, 2007, we maintained a $40.0 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At September 30, 2007, the $40.0 million deposit is included in short-term investments as restricted cash. No borrowings were outstanding as of September 30, 2007.

As of September 30, 2007, our publishing subsidiary located in the UK maintained a EUR 4.0 million ($5.7 million) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in February 2008. No borrowings were outstanding as of September 30, 2007.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of September 30, 2007, are scheduled to be paid as follows (amounts in thousands):

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Contractual Obligations(1)
	Facility and	Developer
	Equipment Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2008 (remaining six months)	$9,268	$29,080	$8,741	$47,089
2009	19,265	55,572	46,015	120,852
2010	17,454	23,036	11,100	51,590
2011	15,045	30,586	13,100	58,731
2012	10,772	16,586	—	27,358
Thereafter	41,879	47,587	—	89,466

Total	$113,683	$202,447	$78,956	$395,086

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

Compensation Guarantee

In June 2005, we entered into an employment agreement with the President and Chief Executive Officer of Activision Publishing, Inc., a wholly owned subsidiary of the Company and the Company's principal operating subsidiary, containing a guarantee related to his total compensation. The agreement guarantees that, if on May 15, 2010 his total compensation and any severance payments received by him has not exceeded $20.0 million, we will make a payment for the amount of the shortfall. The $20.0 million guarantee will be recognized as compensation expense over the term of the employment agreement and consists of salary payments, bonus payments, restricted stock expense, stock option expense, and an accrual for any anticipated remaining portion of the guarantee. The remaining portion of the guarantee is accrued over the term of the agreement in “Other liabilities” and will remain accrued until the end of the employment agreement, at which point it will be used to make a payment for any shortfall or reclassified into shareholders’ equity.

Legal Proceedings

In July 2006, individuals and/or entities claiming to be stockholders of the Company filed derivative lawsuits, purportedly on behalf of the Company, against certain current and former members of the Company’s Board of Directors as well as several current and former officers of the Company. Three derivative actions have been filed in Los Angeles Superior Court: Vazquez v. Kotick, et al ., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al. L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006). These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Two derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006); and Hamian v. Kotick, et al.,  C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006). These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints allege, among other things, purported improprieties in the Company’s issuance of stock options. Plaintiffs seek various relief on behalf of the Company, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. The Company

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

expects that defense expenses associated with the matters will be covered by its directors and officers insurance, subject to the terms and conditions of the applicable policies.

On May 24, 2007, the Superior Court granted the Company’s motion to stay the state action. The court’s order stays the action pending the resolution of motions to dismiss in the federal action, but is without prejudice to any party’s right to seek modification of the stay upon a showing of good cause, including a showing that matters may be addressed in the Superior Court without the potential for conflict with or duplication of the federal court proceedings. On July 13, 2007, Plaintiffs filed their second amended complaint, which alleges substantially the same claims as the previous complaints, with new allegations related to Plaintiffs’ standing, recent public facts and additional analyses. The parties are briefing the threshold issues and a hearing on them is scheduled for November 7, 2007.

The Company filed motions to dismiss in the federal action on June 1, 2007. A hearing on the motions has been continued to December 3, 2007.

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

On July 18, 2007, the Company was informed that another derivative case, Scarborough v. Kotick et al., was filed in the United States District Court for the Central District of California, Case No. CV07-4602 SVW (PLAx), also by the same law firm that previously filed the Hamian case, alleging substantially the same claims. This action has been consolidated with the federal consolidated case. The parties attended a mediation related to the consolidated federal case on November 1, 2007.

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

In addition, we are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims, employment laws, regulations and relationships, and collection matters. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims and lawsuits will not have a material adverse effect on our business, financial condition, results of operations, or liquidity.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.  Stock-Based Compensation and Employee Benefit Plans

Equity Incentive Plans

On July 30, 2007, our Board of Directors adopted the Activision 2007 Incentive Plan (the “2007 Plan”), subject to shareholder approval, and reserved 15,000,000 shares for issuance thereunder and, on September 27, 2007, the 2007 Plan was approved by our shareholders and became effective. The 2007 Plan authorizes the Compensation Committee of our Board of Directors to provide equity-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2007 Plan, including custom awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of our common stock, or factors that may influence the value of our common stock or that are valued based on our performance or the performance of any of our subsidiaries or business units or other factors designated by the Compensation Committee, as well as incentive bonuses, for the purpose of providing incentives and rewards for superior performance to the directors, officers, employees of, and consultants to, Activision and its subsidiaries.

While the Compensation Committee has broad discretion to create equity incentives, our equity-based compensation program currently primarily utilizes a combination of options, restricted stock and restricted stock units. Such awards generally have time-based vesting schedules, vesting annually over periods of three to five years, or vest in their entirety on an anniversary of date of grant, subject to possible earlier vesting if certain performance measures are met, and all such awards which are options generally expire ten years from the grant date. Under the terms of the 2007 Plan, the exercise price for the options, must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on the NASDAQ.

Upon the effective date of the 2007 Plan, we ceased to make awards under the following equity incentive plans (collectively, the “Rolled-Up Plans”), although such plans will remain in effect and continue to govern outstanding awards:  (i) Activision, Inc. 1998 Incentive Plan, as amended; (ii) Activision, Inc. 1999 Incentive Plan, as amended; (iii) Activision, Inc. 2001 Incentive Plan, as amended; (iv) Activision, Inc. 2002 Incentive Plan, as amended; (v) Activision, Inc. 2002 Executive Incentive Plan, as amended; (vi) Activision, Inc. 2002 Studio Employee Retention Incentive Plan, as amended; and (vii) Activision, Inc. 2003 Incentive Plan, as amended.

The number of shares available for issuance under the 2007 Plan was increased by an additional 2,685,577 shares of our common stock to reflect the shares reserved for issuance but not subject to outstanding awards under the Rolled-Up Plans at the time the 2007 Plan became effective. Additionally, the number of shares of our common stock reserved for issuance under the 2007 Plan may be further increased from time to time by:  (i) the number of shares relating to awards outstanding under any Rolled-Up Plan that:  (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; and (ii) if the exercise price of any option outstanding under any Rolled-Up Plan is, or the tax withholding requirements with respect to any award outstanding under any Rolled-Up Plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares. As of September 30, 2007, we had approximately 17.7 million shares of our common stock reserved for future issuance under the 2007 Plan. Shares issued in connection with awards made under the 2007 Plan are generally issued as new stock issuances.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Restricted Stock Units and Restricted Stock

We grant restricted stock units and restricted stock (collectively referred to as “restricted stock rights”) under the 2007 Plans to employees around the world. Restricted stock units entitle the holders thereof to receive shares of our common stock at the end of a specified period of time. Restricted stock is issued and outstanding upon grant; however, restricted stock holders are restricted from selling the shares until they vest. Upon vesting of restricted stock rights, we may withhold shares otherwise deliverable to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is based upon the holders’ continued employment with us. If the vesting conditions are not met, unvested restricted stock rights will be forfeited.

During the first quarter of fiscal 2008, we issued restricted stock rights of 8,000 shares to an employee with a total grant date fair value of $163,000. During the second quarter of fiscal 2008, we issued restricted stock rights of 75,333 shares to employees with a total grant date fair value of $1,513,000. The value of the shares is based on the closing market price of our common stock on the date of grant. In accordance with SFAS No. 123R, we will recognize compensation expense and increase additional paid in capital related to restricted stock rights over the requisite service period. For the three and six months ended September 30, 2007, we recorded expenses related to total restricted stock rights of approximately $548,000 and $879,000, respectively. For the three and six months ended September 30, 2006, we recorded expenses related to total restricted stock rights of approximately $175,000 and $350,000, respectively. Since the issuance dates, we have recognized $2.3 million of the $6.4 million total fair value, with the remainder to be recognized over a weighted-average period of 1.72 years.

Non-Plan Employee Stock Options

In connection with prior employment agreements between Activision and Robert A. Kotick, Activision’s Chairman and Chief Executive Officer, and Brian G. Kelly, Activision’s Co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase our common stock. The Board of Directors approved the granting of these options. As of September 30, 2007, options to purchase approximately 8,304,800 shares under such grants were outstanding with a weighted-average exercise price of $1.74.

Employee Stock Purchase Plan

Effective October 1, 2005, the Board of Directors approved the Activision, Inc. Third Amended and Restated 2002 Employee Stock Purchase Plan and the Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan for International Employees (together, the “ESPP”). Under the ESPP, up to an aggregate of 4,000,000 shares of our common stock may be purchased by eligible employees during two six-month offering periods that commence each April 1 and October 1 (the “Offering Period”). Common stock is purchased by the ESPP participants at a price per share generally equal to 85% of the lower of the fair market value of our common stock on the first day of the Offering Period and the fair market value of our common stock on the purchase date (the last day of the Offering Period). Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period and are limited to a maximum of $10,000 in value for any two purchases within the same calendar year. On June 13, 2007, employees purchased 228,242 shares of our common stock at a purchase price of $12.835 per share. On September 28, 2007, the most recent purchase date, employees purchased 126,008 shares of our common stock at a purchase price of $16.099 per share. As of September 30, 2007, we had approximately 1.2 million shares of our common stock reserved for future issuance under the ESPP. Shares issued in connection with purchases made under the ESPP are generally issued as new stock issuances.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Non-Employee Warrants

In prior years, we have granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party warrants is generally greater than or equal to the fair market value of our common stock at the date of grant. No third-party warrants were granted during the quarters or six months ended September 30, 2007 and 2006. As of September 30, 2007 and 2006, respectively, third-party warrants to purchase 919,800 and 936,000 shares of our common stock were outstanding with a weighted-average exercise price of $4.59 and $4.54 per share, respectively.

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

Employee Retirement Plan

We have a retirement plan covering substantially all of our eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 92% of their pre-tax salary, up to the maximum amount allowed by law. We contribute an amount equal to 20% of each dollar contributed by a participant. Our matching contributions to the plan were approximately $278,020 and $867,600 during the three and six months ended September 30, 2007, respectively. Our matching contributions to the plan were approximately $284,500 and $744,200 during the three and six months ended September 30, 2006, respectively.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock rights, and ESPP included in our Consolidated Statements of Operations for the three and six months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30, 2007	Six Months Ended September 30, 2007
Cost of sales - software royalties and amortization	$248	$2,093
Product development	2,414	3,921
Sales and marketing	1,868	3,639
General and administrative	2,339	5,376

Stock-based compensation expense before income taxes	6,869	15,029
Income tax benefit	(2,686)	(5,876)

Total stock-based compensation expense after income taxes	$4,183	$9,153

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Cost of sales - software royalties and amortization	$—	$36
Product development	991	2,670
Sales and marketing	889	1,929
General and administrative	3,011	6,105

Stock-based compensation expense before income taxes	4,891	10,740
Income tax benefit	(1,912)	(4,199)

Total stock-based compensation expense after income taxes	$2,979	$6,541

Additionally, stock option expenses are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” as discussed in Note 1. The following table summarizes stock option expense included in our Consolidated Balance Sheets as a component of software development (in thousands):

Software Development
Balance, March 31, 2007	$6,566
Stock-based compensation expense capitalized during period	8,141
Amortization of capitalized stock-based compensation expense	(2,093)
Balance, September 30, 2007	$12,614

Net cash proceeds from the exercise of stock options were $19.1 million and $30.3 million for the three and six months ended September 30, 2007, respectively. Net cash proceeds from the exercise of stock options were $7.1 million and $11.9 million for the three and six months ended September 30, 2006, respectively. Income tax benefit from stock option exercises was $8.8 million and $9.2 million for the three and six months ended September 30, 2007, respectively. Income tax benefit from stock option exercises was $3.1 million and $5.9 million for the three and six months ended September 30, 2006, respectively. In accordance with SFAS No. 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Consistent with SFAS No. 123R, data input into our model reflects expected future changes during the option’s contractual term. The inputs required by our binomial lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate termination rates for specific types of employees. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee-type-specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

that time period. These probabilities are then used to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. The weighted-average estimated value of employee stock options granted during the three months ended September 30, 2007 and 2006 was $8.16 and $5.66 per share, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Employee and Director Options and Warrants		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Expected term (in years)	5.41	5.67	0.5	0.5
Risk-free interest rate	4.81%	5.00%	5.07%	4.68%
Volatility	50.83%	54.60%	34.58%	41.40%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$8.16	$5.66	$4.58	$3.55

	Six Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Expected term (in years)	5.43	4.67	0.5	0.5
Risk-free interest rate	4.81%	5.04%	5.07%	4.68%
Volatility	50.90%	54.33%	34.58%	41.40%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$8.26	$5.44	$4.58	$3.55

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and SAB No. 107. These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility. Based on these methods, for options granted during the three months ended September 30, 2007, the expected stock price volatility ranged from 45.56% to 51.95%, with a weighted-average volatility of 50.83% for options granted during the quarter ended September 30, 2007. For options granted during the three months ended September 30, 2006, the expected stock price volatility ranged from 50.70% to 55.84%, with a weighted-average volatility of 54.60% for options granted during the three months ended September 30, 2006.

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

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

Stock option activity for the six months ended September 30, 2007 is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	49,429	$7.18

Granted	8,270	18.92
Exercised	(3,682)	6.88
Forfeited	(1,174)	10.75

Outstanding at September 30, 2007	52,843	$9.03	6.08	$663,699

Exercisable at September 30, 2007	32,346	$5.27	4.45	$527,808

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our second quarter of fiscal 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised is $34.3 million and $46.4 million for the three and six months ended September 30, 2007, respectively. Total intrinsic value of options exercised is $9.0 million and $16.7 million for the three and six months ended September 30, 2006, respectively.

As of September 30, 2007, $69.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

On June 8, 2007, with respect to unexercised options subject to Section 409A of the Internal Revenue Code held by employees who are not executive officers, Activision commenced an offer to amend the exercise price of these options to eliminate the grantee’s Section 409A tax liability consistent with Internal Revenue Service guidance. Pursuant to the offer, which closed on July 6, 2007, the Company will make a cash payment in January 2008 to employees who have accepted the offer, totaling approximately $4.1 million, which represents the difference between the original exercise price of each amended option and the amended exercise price of each amended option. The offer with respect to all eligible options is considered a modification of those options for financial reporting purposes. Pursuant to the accounting standards in effect under SFAS No. 123R, the incremental fair value of approximately $1 million, created as a result of cash payments that become payable pursuant to the terms of the offer, was recognized as compensation expense at the expiration of the offer period on July 6, 2007.

14.  Impact of Recently Issued Accounting Standards

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating if we will adopt the fair value option of SFAS No. 159 and what impact the adoption will have on our Consolidated Financial Statements if we adopt.

In June 2007, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus conclusion on EITF 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development”. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. We do not expect the adoption of EITF 07-03 to have a material impact on our Consolidated Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that are used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our fiscal 2008 product portfolio includes titles such as Guitar Hero II for the Microsoft Xbox360, Spider-Man 3 The Game (“Spider-Man 3”), Shrek the Third, TRANSFORMERS: The Game, Enemy Territory: Quake Wars, Call of Duty 4: Modern Warfare, Tony Hawk’s Proving Ground, Bee Movie Game, Spider-Man: Friend or Foe, and Guitar Hero III.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), the Sony PlayStation 3 (“PS3”), the Nintendo Wii (“Wii”), and the Microsoft Xbox360 (“Xbox360”) console systems, the Nintendo Game Boy Advance (“GBA”), the Nintendo Dual Screen (“NDS”), and the Sony PlayStation Portable (“PSP”) hand-held devices, and the personal computer (“PC”). The installed base for the previous generation of hardware platforms (e.g., PS2, Microsoft Xbox) is significant and the fiscal 2006 release of the Xbox360 and the fiscal 2007 releases of the PS3 and the Wii will further expand the software market. During the third quarter of fiscal 2007, we had a successful and significant presence at the launches of the PS3 and the Wii with three launch titles for the PS3, Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk’s Project 8, and five launch titles for the Wii, Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Fishing, and Tony Hawk’s Downhill Jam. In the first quarter of fiscal 2008, we had strong releases of Guitar Hero II for the Xbox360, and multi platform releases of Spider-Man 3, Shrek the Third, and TRANSFORMERS: The Game in North America. In the second quarter of fiscal 2008, we continued the strong momentum of Guitar Hero II and released Guitar Hero: Rocks the 80s for the PS2. Further, we released TRANSFORMERS: The Game in Europe in the second quarter of fiscal 2008. Our plan is to continue to build on a significant presence on the PS3, Wii, and Xbox360 (“the next-generation platforms”) by continuing to expand the number of titles released on the next generation and hand-held platforms while continuing to market to the PS2 platform as long as economically attractive given their large installed base.

Our publishing business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. In North America, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. We conduct our international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, the Netherlands, Sweden, Australia, Canada, South Korea, and Japan. Our products are sold internationally on a direct-to-retail basis, through third party distribution and licensing arrangements, and through our wholly owned European distribution subsidiaries. Our distribution business consists of operations located in the UK, the Netherlands, and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

Our fiscal 2008 releases include well-established brands, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases. For example, we have a long-term relationship with Marvel Entertainment, Inc. through an exclusive licensing agreement for the Spider-Man and X-Men franchises through 2017. This agreement grants us the exclusive rights to develop and publish video games based on Marvel’s comic book and movie franchises; Spider-Man and X-Men. Through September 30, 2007, games based on the Spider-Man and X-Men franchises have generated approximately $1.0 billion in net revenues worldwide. Under this agreement, in the first quarter of fiscal 2007 we released the video game, X-Men: The Official Game coinciding with the theatrical release of “X-Men: The Last Stand.”  In the third quarter of fiscal 2007, we released Marvel: Ultimate Alliance across multiple platforms and Spider-Man: Battle for New York on the NDS and GBA. In the first quarter of fiscal 2008 we released Spider-Man 3 based on Columbia Pictures/Marvel Entertainment, Inc.’s feature film “Spider-Man 3,” which was released in May 2007 through our licensing agreement with Spider-Man Merchandising, LP. Our agreement with Spider-Man Merchandising, LP grants us exclusive worldwide publishing rights to publish entertainment software products based on subsequent Spider-Man movie sequels or new television series through 2017.

We also have an exclusive licensing agreement with professional skateboarder Tony Hawk. The agreement grants us exclusive rights to develop and publish video games through 2015 using Tony Hawk’s name and likeness. Through September 30, 2007, we have released eight successful titles in the Tony Hawk franchise with cumulative net revenues of $1.2 billion, including the two fiscal 2007 third quarter releases, Tony Hawk’s Project 8, which was released on the PSP, Xbox360, PS2, and PS3, and Tony Hawk’s Downhill Jam which was released on the Wii, NDS, and GBA. According to the NPD Group, which is a provider of consumer and retail market research information for a wide range of industries, for the eighth consecutive year in 2007 the Tony Hawk franchise had a top 10 best-selling game in the U.S. for the month of December. We will continue to build on the highly successful Tony Hawk franchise with the third quarter fiscal 2008 release of Tony Hawk’s Proving Ground.

We have continued our focus on establishing and maintaining relationships with talented and experienced software development and publishing teams. In June 2006, we acquired RedOctane, Inc. (“RedOctane”), the publisher of the popular Guitar Hero franchise. In the third quarter of fiscal 2007, we released Guitar Hero II on the PS2, which according to the NPD Group was the #1 game in dollars for the U.S. for the month of December and the #2 game overall for the third quarter of fiscal 2007. In the first quarter of fiscal 2008 we released Guitar Hero II for the Xbox360. Additionally, further strengthening the Guitar Hero franchise, in the second quarter of fiscal 2008, we released our first expansion pack, Guitar Hero: Rocks the 80s on the PS2. We plan on continuing to build on this franchise by investing in future development of Guitar Hero titles across a variety of platforms. In September 2007, we acquired U.K.-based video game developer Bizarre Creations, a leader in the racing category. With more than 10 years experience in the racing genre, Bizarre Creations was the developer of the innovative multi-million unit selling franchise, Project Gotham Racing, a critically-acclaimed series for the Xbox and Xbox360. Bizarre Creations and its games have won numerous industry awards including: Best Racing Game for Project Gotham Racing 2 from the prestigious British Academy of Film and Television Arts (BAFTA); the Industry Grand Prix Award from Develop; MCV’s UK Development Team 2006 award; Best Racing/Driving Game from IGN; Game of the Year from OXM and Gamespy for Project Gotham Racing 3; and IGN’s Best XBLA Game for Geometry Wars: Retro Evolved. Bizarre Creations will play role in our growth strategy as we develop intellectual property for the racing segment, expand our development capability and capacity for other genres and utilize Bizarre Creations’ proprietary development technology. We also have development agreements with other top-level, third-party developers such as id Software, Inc., Splash Damage, Ltd., and Next Level Games.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises. For example, we have a multi-year, multi-property, publishing agreement with DreamWorks Animation LLC that granted us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shrek 2,” which was released in the first quarter of fiscal 2005, “Shark Tale,” which was released in the second quarter of fiscal 2005, “Madagascar,” which was released in the first quarter of fiscal 2006, “Over the Hedge,” which was released in the first quarter of fiscal 2007, “Shrek the Third” which was released in the first quarter of fiscal 2008, and all of their respective sequels. In addition, our multi-year agreement with DreamWorks Animation LLC also grants us the exclusive video game rights to the recently released The Bee Movie and three upcoming feature films, including Kung Fu Panda, Monsters vs Aliens as well as potential future films in the “Shrek” franchise beyond “Shrek the Third.”

Additionally, we have a strategic alliance with Harrah’s Entertainment, Inc. that grants us the exclusive, worldwide interactive rights to develop and publish “World Series of Poker” video games based on the popular World Series of Poker Tournament. In the second quarter of fiscal 2006, we released our first title under this alliance, World Series of Poker, which became the number one poker title of calendar 2005. Further building on this franchise, in the second quarter of fiscal 2007, we released our second title under this alliance, World Series of Poker: Tournament of Champions. Further, we released our third title under this alliance, World Series of Poker: Battle for the Bracelet in the second quarter of fiscal 2008.

We also continue to build on our portfolio of licensed intellectual property. In February 2006, we signed an agreement with Hasbro Properties Group granting us the exclusive global rights (excluding Japan) to develop console, hand-held, and PC games based on Hasbro’s “Transformers” brand. We had a strong initial release of our first game in late June 2007 concurrently with the early July 2007 movie release of the live action “Transformers” film from DreamWorks Pictures and Paramount Pictures. In April 2006, we signed an agreement with MGM Interactive and EON Productions Ltd. granting us the exclusive rights to develop and publish interactive entertainment games based on the James Bond license through 2014. In April 2006, we signed a multi-year agreement with Mattel, Inc. which grants us the exclusive worldwide distribution rights for the catalog of video games based on Mattel, Inc.’s Barbie brand on all platforms. In the third quarter of fiscal 2007, we distributed six Barbie titles: Barbie in the 12 Dancing Princesses, The Barbie Diaries: High School Mystery, Barbie Fashion Show, Barbie Horse Adventures: Mystery Ride, Barbie and the Magic of Pegasus, and Barbie as the Princess and the Pauper. Based on the success of this distribution, we signed multi-year license agreements with Mattel, Inc. in January 2007 which grant us the exclusive worldwide rights to develop and publish new video games based on Mattel Inc.’s Barbie and Hot Wheels brands on all platforms. In the second quarter of fiscal 2008, we released Hot Wheels: Beat That!. In September 2006, we entered into a distribution agreement with MTV Networks Kids and Family Group’s Nickelodeon, a division of Viacom Inc., to be the exclusive distributor of three new Nick Jr. PC CD-ROM titles, published by Nickelodeon and based on the top preschool series on commercial television, Dora The Explorer, The Backyardigans, and Go, Diego, Go!.

We are utilizing these developer relationships, new intellectual property acquisitions, new original intellectual property creations, and our existing library of intellectual property to further focus our game development on product lines that will deliver significant, lasting, and recurring revenues and operating profits.

Critical Accounting Policies and Estimates

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

Revenue Recognition. We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers, and once any performance obligations have been completed. Certain products are sold to customers with a street date (the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the sale date. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection. With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.

Some of our software products provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features.  In instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, the company contemplates such when determining the appropriate revenue recognition. This evaluation is performed for each software product when it is released. We determined that one of our software titles released this quarter, Enemy Territory: Quake Wars (which is primarily an online multiplayer PC game), contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to game play. As such, our performance obligations for this title extend beyond the sale of the game, which is unique compared to other prior titles. Vendor-specific objective evidence of fair value (“VSOE”) does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we are recognizing all of the revenue from the sale of this title ratably over an estimated service period, which is estimated to be six months beginning the month after shipment. In addition, we are deferring the costs of sales for this title. Cost of sales includes: manufacturing costs, software royalties and amortization, and intellectual property licenses. Overall, online play functionality is still an emerging area for us. As we move forward, we will monitor this developing functionality and its significance for our products. Our assessment of our obligations with respect to this functionality and the resulting accounting may change in the future.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, and consistent delivery to us of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our September 30, 2007 allowance for returns and price protection would impact net revenues by $1.0 million.

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

Stock-based Compensation Expense

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense recognized under SFAS No. 123R for the three and six months ended September 30, 2007 was $6.9 million and $15.0 million, respectively  and for the three and six months ended September 30, 2006 was $4.9 million and $10.7 million, respectively. See Note 13 to the consolidated financial statements for additional information.

The Company estimates the value of employee stock options on the date of grant using a binomial-lattice model. The fair value of a share-based payment as of the grant date estimated by an option pricing model depends upon our future stock price as well as assumptions concerning expected volatility, risk-free interest rate, and risk-adjusted stock return, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee type specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period. These probabilities were then used to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. The weighted-average estimated value of employee stock options granted during the three months ended September 30, 2007 was $8.16 per share using the binomial-lattice model with the following weighted-average assumptions:

	Three Months Ended September 30, 2007	Six Months Ended September 30, 2007
Expected volatility	50.83%	50.90%
Risk-free interest rate	4.81%	4.81%
Expected dividends	—	—

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and Staff Accounting Bulletin No. 107 (“SAB 107”). These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility. Based on these methods, for options granted during the three months ended September 30, 2007, the expected stock price volatility ranged from 45.56% to 51.95%, with a weighted-average volatility of 50.83% for options granted during the quarter ended September 30, 2007. For options granted during the three months ended September 30, 2006, the expected stock price volatility ranged from 50.70% to 55.84%, with a weighted-average volatility of 54.60% for options granted during the three months ended September 30, 2006.

As was the case for volatility, the risk-free rate is assumed to change during the option’s contractual period. As required by a binomial lattice model, the risk-free rate reflects the interest from one time period to the next (“forward rate”) as opposed to the interest rate from the grant date to the given time period (“spot rate”). Since we do not currently pay dividends and do not currently expect to pay them in the future, we have assumed that the dividend yield is zero.

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

Selected Consolidated Statements of Operations Data

The following table sets forth certain Consolidated Statements of Operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income (loss) by business segment as a percentage of segment net revenues (amounts in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2007		2006		2007		2006

Net revenues	$317,746	100%	$188,172	100%	$813,201	100%	$376,241	100%

Costs and expenses:
Cost of sales – product costs	151,996	48	127,374	68	369,225	45	235,997	63
Cost of sales – software royalties and amortization	38,427	12	9,348	5	116,679	14	28,609	7
Cost of sales – intellectual property licenses	14,533	5	4,356	2	47,012	6	14,272	4
Product development	33,085	10	25,608	14	65,982	8	51,233	14
Sales and marketing	51,868	16	32,550	17	120,580	15	68,729	18
General and administrative	37,382	12	26,346	14	73,176	9	48,260	13

Total costs and expenses	327,291	103	225,582	120	792,654	97	447,100	119

Operating income (loss)	(9,545)	(3)	(37,410)	(20)	20,547	3	(70,859)	(19)

Investment income, net	12,132	4	8,032	4	23,694	3	16,307	5

Income (loss) before income tax provision (benefit)	2,587	1	(29,378)	(16)	44,241	6	(54,552)	(14)

Income tax provision (benefit)	1,889	1	(5,076)	(3)	15,717	2	(11,941)	(3)

Net income (loss)	$698	0%	$(24,302)	(13)%	$28,524	4%	$(42,611)	(11)%

Net Revenues by Territory:
North America	$161,804	51%	$74,249	40%	$471,340	58%	$173,863	46%
Europe	146,525	46	107,775	57	316,539	39	189,588	51
Other	9,417	3	6,148	3	25,322	3	12,790	3

Total net revenues	$317,746	100%	$188,172	100%	$813,201	100%	$376,241	100%

Net Revenues by Segment/Platform Mix Publishing:
Console	$200,159	63%	$84,136	45%	$558,932	69%	$174,325	46%
Hand-held	39,070	12	23,202	12	95,686	12	49,786	13
PC	14,530	5	18,066	10	28,363	3	36,055	10
Total publishing net revenues	253,759	80	125,404	67	682,981	84	260,166	69

Distribution:
Console	40,325	13	33,337	18	83,426	10	62,125	17
Hand-held	18,670	6	23,372	12	37,786	5	41,585	11
PC	4,992	1	6,059	3	9,008	1	12,365	3

Total distribution net revenues	63,987	20	62,768	33	130,220	16	116,075	31

Total net revenues	$317,746	100%	$188,172	100%	$813,201	100%	$376,241	100%

Operating Income (Loss) by Segment and as a Percentage of Total Net Revenues:
Publishing	$(9,667)	(3)%	$(36,607)	(19)%	$19,449	3%	$(68,125)	(18)%
Distribution	122	0	(803)	(1)	1,098	0	(2,734)	(1)

Total operating income (loss)	$(9,545)	(3)%	$(37,410)	(20)%	$20,547	3%	$(70,859)	(19)%

Results of Operations – Three and Six Months Ended September 30, 2007 and 2006

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS3, PS2, Xbox360, and Wii), PCs, and hand-held game devices (such as the GBA, NDS, and PSP). We also derive revenue from our distribution business in Europe, which provides logistical and sales services to third-party publishers of interactive entertainment software, to our own publishing operations, and to third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Publishing Net Revenues
North America	$161,804	$74,249	$87,555	118%
Europe	82,538	45,007	37,531	83%
Other	9,417	6,148	3,269	53%
Total International	91,955	51,155	40,800	80%
Total Publishing Net Revenues	253,759	125,404	128,355	102%
Distribution Net Revenues	63,987	62,768	1,219	2%
Consolidated Net Revenues	$317,746	$188,172	$129,574	69%

Consolidated net revenues increased 69% from $188.2 million for the three months ended September 30, 2006 to $317.7 million for the three months ended September 30, 2007.

Commencing with this fiscal quarter, we have determined that for one of our titles released this quarter, Enemy Territory: Quake Wars (which is primarily an online multiplayer PC game), that all of the net revenue from the sale of this title will be recognized on a deferred basis — straight-line over an estimated service period, which we estimate to be six months beginning in the month after shipment. As a result, $8.9 million of net revenues was not included for the three months ended September 30, 2007. We do not anticipate any material amounts to be deferred from fiscal year 2008 into fiscal year 2009. Further, we do not anticipate deferrals for any other titles in fiscal year 2008.

Overall, the increase of consolidated net revenues for the three months ended September 30, 2007, was primarily the result of the following:

•      Our total publishing net revenues increased by $128.4 million. This was primarily due to the worldwide release of Guitar Hero: Rocks the 80s for PS2, and the Europe release of TRANSFORMERS: The Game in the second quarter of fiscal 2008. Further, the continued momentum from Guitar Hero II, and the North American and Asian release of TRANSFORMERS: The Game late in the first quarter of fiscal 2008 contributed to the increase in overall publishing net revenues. This compares to the release of an affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy in Europe in the second quarter of fiscal 2007.

•      International net revenues were impacted by a year over year strengthening of the Euro (“EUR”), Australian Dollar (“AUD”), and Great Britain Pound (“GBP”) in relation to the United States Dollar (“USD”). Foreign exchange rates increased reported consolidated net revenues by approximately $12.5 million for the three months ended September 30, 2007. Excluding the impact of changing foreign currency rates, our consolidated net revenues increased 62% year over year.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the six months ended September 30, 2007 and 2006 (in thousands):

	Six Months Ended September 30,		Increase/	Percent
	2007	2006	(Decrease)	Change
Publishing Net Revenues
North America	$471,340	$173,863	$297,477	171%
Europe	186,319	73,513	112,806	153%
Other	25,322	12,790	12,532	98%
Total International	211,641	86,303	125,338	145%
Total Publishing Net Revenues	682,981	260,166	422,815	163%
Distribution Net Revenues	130,220	116,075	14,145	12%
Consolidated Net Revenues	$813,201	$376,241	$436,960	116%

Consolidated net revenues increased 116% from $376.2 million for the six months ended September 30, 2006 to $813.2 million for the six months ended September 30, 2007.

Commencing with this fiscal quarter, we have determined that for one of our titles released this quarter, Enemy Territory: Quake Wars (which is primarily an online multiplayer PC game), that all of the net revenue from the sale of this title will be recognized on a deferred basis — straight-line over an estimated service period, which we estimate to be six months beginning in the month after shipment. As a result, $8.9 million of net revenues was not included for the six months ended September 30, 2007. We do not anticipate any material amounts to be deferred from fiscal year 2008 into fiscal year 2009. Further, we do not anticipate deferrals for any other titles in fiscal year 2008.

Overall, the increase of consolidated net revenues, for the six months ended September 30, 2007, was primarily the result of the following:

•      Our overall publishing net revenues increased by $422.8 million. This was primarily attributable to the successful worldwide release of titles for the first six months of fiscal 2008, such as, Guitar Hero II for Xbox360, Guitar Hero: Rocks the 80s for PS2, Spider-Man 3, TRANSFORMERS: The Game, and Shrek the Third. The continued momentum of Guitar Hero II for PS2 which was released in the third quarter of fiscal 2007 further contributed to the increase in consolidated net revenues. This compares to the releases in the first six months of fiscal 2007 of Over the Hedge, X-Men: The Official Game, and the release of an affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy in Europe.

•      International net revenues were impacted by a year over year strengthening of the Euro (“EUR”), Australian Dollar (“AUD”), and Great Britain Pound (“GBP”) in relation to the USD. Foreign exchange rates increased reported consolidated net revenues by approximately $27.6 million for the six months ended September 30, 2007. Excluding the impact of changing foreign currency rates, our consolidated net revenues increased 109% year over year.

North America Publishing Net Revenues (in thousands)

	September 30, 2007	% of Consolidated Net Revenues	September 30, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
Three Months Ended	$161,804	51%	$74,249	40%	$87,555	118%
Six Months Ended	471,340	58%	173,863	46%	297,477	171%

North America publishing net revenues increased 118% from $74.2 million for the three months ended September 30, 2006 to $161.8 million for the three months ended September 30, 2007. The increase was primarily attributable to the releases of Guitar Hero: Rocks the 80s on the PS2 in the second quarter of fiscal 2008, and continued strong momentum from our key title releases, Guitar Hero II for the Xbox360 and TRANSFORMERS: The Game in the first quarter of fiscal 2008, and Guitar Hero II for the PS2 released in the third quarter of fiscal 2007. There were no major releases in North America in the second quarter of fiscal 2007.

For the six months ended September 30, 2007, North America publishing net revenues were $471.3 million, an increase of 171% from $173.9 million for the six months ended September 30, 2006. The increase was mainly due to the strong performance of several key titles, Guitar Hero II for the Xbox360, Spider-Man 3, Shrek the Third, and TRANSFORMERS: The Game. Publishing net revenues were further increased by the strong momentum of Guitar Hero II for the PS2 released in the third quarter of fiscal 2007. This compares to the six months ended September 30, 2006 when we released Over the Hedge and X-Men: The Official Game.

 According to the NPD Group, we have three of the top 10 titles in the U.S. for the quarter ended September 30, 2007, Guitar Hero II, Guitar Hero: Rocks the 80s, and TRANSFORMERS: The Game which is also the #1 action title. TRANSFORMERS: Decepticon and TRANSFORMERS: Autobots were ranked the #1 third party NDS titles for the second quarter of fiscal 2008. The Guitar Hero franchise is the #1 best-selling franchise in the U.S. for the calendar year 2007 to date, and the #3 franchise in the U.S. for the quarter ended September 30, 2007, according to the NPD Group.

North America publishing net revenues also increased as a percentage of consolidated net revenues from 40% and 46% for the three and six months ended September 30, 2006, respectively, to 51% and 58% for the three and six months ended September 30, 2007, respectively. The increases in the percentages of total consolidated net revenues are a result of the stronger net revenue growth for the publishing segment than that of the distribution segment during the same period.

International Publishing Net Revenues (in thousands)

	September 30, 2007	% of Consolidated Net Revenues	September 30, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$91,955	29%	$51,155	27%	$40,800	80%
Six Months Ended	211,641	26%	86,303	23%	125,338	145%

International publishing net revenues increased by 80% from $51.2 million for the three months ended September 30, 2006, to $92.0 million for the three months ended September 30, 2007. $8.9 million of net revenues was not included as of result of deferring net revenues for the three months ended September 30, 2007. Our international publishing operations recorded an increase of net revenue of 80%, mainly resulting from the release of TRANSFORMERS: The Game in Europe in the second quarter of fiscal 2008, concurrent with the movie release dates in those geographies, and the continued momentum from the release of TRANSFORMERS: The Game in Asia late in the first quarter of fiscal 2008, which outperformed our fiscal 2007 second quarter releases of Over the Hedge in several European countries and an affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy in Europe. International publishing net revenues were further increased by a quarter over quarter strengthening of the EUR, AUD, and GBP in relation to the USD of approximately $7.8 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 64% year over year. As a percentage of consolidated net revenues, international publishing net revenues increased from 27% for the three months ended September 30, 2006 to 29% for the three months ended September 30, 2007. The increases in the percentages of total consolidated net revenues are a result of the stronger net revenue growth for the publishing segment than that of the distribution segment during the same period.

International publishing net revenues increased from $86.3 million for the six months ended September 30, 2006 to $211.6 million for the six months ended September 30, 2007. $8.9 million of net revenues was not included as of result of deferring net revenues for the six months ended September 30, 2007. The significant increase in international publishing net revenues was primarily attributable to our European publishing business which released, Spider-Man 3, Shrek the Third, Guitar Hero II for the Xbox360 and TRANSFORMERS: The Game. This compares to releases of Over the Hedge, X-Men: The Official Game, and an affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy in Europe in the first six months of fiscal 2007. International publishing net revenues was further increased by the year over year strengthening of the EUR, AUD, and GBP in relation to the USD of approximately $17.8 million for the six months ended September 30, 2007 as compared to the six months ended September 30, 2006. Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 125% year over year. As a percentage of consolidated net revenues, international publishing net revenues increased from 23% for the six months ended September 30, 2006 to 26% for the six months ended September 30, 2007. The increases in the percentage of total consolidated net revenues are a result of the stronger net revenue growth for the publishing segment than that of the distribution segment during the same period.

Publishing Net Revenues by Platform (in thousands)

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the three months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30, 2007	% of Publishing Net Revs.	Three Months Ended September 30, 2006	% of Publishing Net Revs.	Increase/ (Decrease)	Percent Change
Publishing Net Revenues

PC	$14,530	6%	$18,066	14%	$(3,536)	(20)%

Console
Sony PlayStation 3	10,179	4%	—	—%	10,179	n/a
Sony PlayStation 2	118,560	47%	56,044	45%	62,516	112%
Microsoft Xbox360	58,088	23%	18,285	14%	39,803	218%
Nintendo Wii	13,115	5%	—	—%	13,115	n/a
Other	217	—%	9,807	8%	(9,590)	(98)%

Total console	200,159	79%	84,136	67%	116,023	138%

Hand-held	39,070	15%	23,202	19%	15,868	68%

Total publishing net revenues	$253,759	100%	$125,404	100%	$128,355	102%

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the six months ended September 30, 2007 and 2006 (in thousands):

	Six Months Ended September 30, 2007	% of Publishing Net Revs.	Six Months Ended September 30, 2006	% of Publishing Net Revs.	Increase/ (Decrease)	Percent Change
Publishing Net Revenues

PC	$28,363	4%	$36,055	14%	$(7,692)	(21)%

Console
Sony Playstation 3	36,615	5%	—	—%	36,615	n/a
Sony PlayStation 2	265,427	39%	107,345	41%	158,082	147%
Microsoft Xbox360	208,693	31%	30,106	12%	178,587	593%
Nintendo Wii	45,814	7%	—	—%	45,814	n/a
Other	2,383	—%	36,874	14%	(34,491)	(94)%

Total console	558,932	82%	174,325	67%	384,607	221%

Hand-held	95,686	14%	49,786	19%	45,900	92%

Total publishing net revenues	$682,981	100%	$260,166	100%	$422,815	163%

Personal Computer Net Revenues (in thousands)

	September 30, 2007	% of Publishing Net Revenues	September 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$14,530	6%	$18,066	14%	$(3,536)	(20)%
Six Months Ended	28,363	4%	36,055	14%	(7,692)	(21)%

Net revenues from sales of titles for the PC decreased 20% from $18.1 million or 14% of publishing net revenues for the three months ended September 30, 2006 to $14.5 million or 6% of publishing net revenues for the three months ended September 30, 2007. $8.9 million of net revenues, or 4% of publishing net revenues, was not included as of result of deferring net revenues for the three months ended September 30, 2007. We released TRANSFORMERS: The Game on the PC in Europe in the second quarter of fiscal 2008. This compares to the release of our European affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy in the second quarter of fiscal 2007.

Net revenues from sales of titles for the PC decreased 21% from $36.1 million or 14% of publishing net revenues for the six months ended September 30, 2006 to $28.4 million or 4% of publishing net revenues for the six months ended September 30, 2007. $8.9 million of net revenues, or 1% of publishing net revenues, was not included as of result of deferring net revenues for the six months ended September 30, 2007. The decreases were due to a stronger base period of our first two quarters of fiscal 2007 releases which consisted of The Movies: Stunts and Effects, X-Men: The Official Game, Over the Hedge, and our European affiliate title LucasArts’ Lego Star Wars II: The Original Trilogy. This compares to the first six months of fiscal 2008 where net revenues were primarily derived from Spider-Man 3, Shrek the Third, and TRANSFORMERS: The Game.

Sony PlayStation 3 Net Revenues (in thousands)

	September 30, 2007	% of Publishing Net Revenues	September 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$10,179	4%	—	—%	$10,179	n/a
Six Months Ended	36,615	5%	—	—%	36,615	n/a

The PS3 was released in North America in November 2006 and in Europe in March 2007. For the three months ended September 30, 2007, we released TRANSFORMERS: The Game on PS3 in Europe. For the six months ended September 30, 2007, PS3 net revenues were primarily derived from the worldwide sales of Spider-Man 3 and TRANSFORMERS: The Game. These titles were released at premium retail pricing (i.e. $59.99 in the United States).

Over the last six months, Sony has cut prices and introduced lower priced models for the PS3. It is uncertain how these price reductions will impact consumer demand for the platform. However, we expect net revenues from sales of titles for the PS3 to increase as the installed base of hardware grows. We have a robust slate of titles for the PS3 and expect net revenues from this platform to represent a larger proportion of total publishing net revenues for the remainder of fiscal 2008.

Sony PlayStation 2 Net Revenues (in thousands)

	September 30, 2007	% of Publishing Net Revenues	September 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$118,560	47%	$56,044	45%	$62,516	112%
Six Months Ended	265,427	39%	107,345	41%	158,082	147%

Net revenues from sales of titles and accessories (primarily consisting of hardware associated with Guitar Hero II) for the PS2 increased 112% from $56.0 million for the three months ended September 30, 2006 to $118.6 million for the three months ended September 30, 2007. For the six months ended September 30, 2007 net revenues from sales of titles for the PS2 were $265.4 million, an increase of 147% from the six months ended September 30, 2006. The strong performance of TRANSFORMERS: The Game released in Europe and the release of Guitar Hero: Rocks the 80s in the second quarter of fiscal 2008, and continued strong sales of Guitar Hero II for PS2 contributed to the increase in PS2 net revenues. This compares to the release of an affiliate label title, LucasArts’ Lego Star Wars II: The Original Trilogy in the second quarter of fiscal 2007. For the six months ended September 30, 2007, the increase in absolute dollars is primarily due to continued momentum for our fiscal 2007 third quarter title, Guitar Hero II for PS2 (game and accessories), as well as strong performance of our worldwide releases of Spider-Man 3, Shrek the Third, Tony Hawk’s Downhill Jam, Guitar Hero: Rocks the 80s, and TRANSFORMERS: The Game during the six months ended September 30, 2007. This compares to the releases during the first six months of fiscal 2007 of our PS2 versions of Over the Hedge, X-Men: The Official Game, and Lego Star Wars II: The Original Trilogy in Europe. As a percentage of publishing net revenues, net revenues from the sale of titles for the PS2 increased from 45% to 47% for the quarters ended September 30, 2006 and 2007, respectively. The increase is the result of the release of Guitar Hero: Rocks the 80s exclusively on the PS2 in the second quarter of fiscal 2008. Net revenues from the sale of titles for the PS2 as a percentage of publishing net revenues decreased from 41% to 39% for the six months ended September 30, 2006 and 2007, respectively. This is due to the strong fiscal 2008 first quarter performance of the Xbox360 platform with the release of Guitar Hero II for Xbox360, and a shift to the next generation PS3 platform of 5% of total publishing net revenues.

Although we expect net revenues from sales of titles for the PS2 to decline over time as consumers transition to next generation platforms, we continue to expect significant net revenues for PS2 for fiscal 2008 as we plan to develop and release many of our key titles on this platform.

Microsoft Xbox360 Net Revenues (in thousands)

	September 30, 2007	% of Publishing Net Revenues	September 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$58,088	23%	$18,285	14%	$39,803	218%
Six Months Ended	208,693	31%	30,106	12%	178,587	593%

The Xbox360, the first of the next-generation hardware, was released in November 2005. For the three months ended September 30, 2007, net revenues from sales of titles for the Xbox360 increased to $58.1 million from $18.3 million for the three months ended September 30, 2006. Net revenues from sales of titles for the Xbox360 increased from $30.1 million for the six months ended September 30, 2006 to $208.7 million for the six months ended September 30, 2007. As a percentage of publishing net revenues, net revenues from the sale of titles for the Xbox360 increased from 14% to 23% for the quarter ended September 30, 2006 and 2007, respectively, and from 12% to 31% for the six months ended September 30, 2006 and 2007, respectively. The significant growth of the installed base since the introduction of the Xbox360 and our successful title releases contributed to the increase in Xbox360 net revenues. The increase in net revenues on the Xbox360 is the result from our Xbox360 release of TRANSFORMERS: The Game in Europe in the second quarter of fiscal 2008 and the continued net revenues from Guitar Hero II released in the first quarter of fiscal 2008. This compares to the release of the European affiliate title release of LucasArts’ Lego Star Wars II: The Original Trilogy in the second quarter of fiscal 2007. We continued to increase our presence in the Xbox360 by publishing Guitar Hero II (game and accessories), Spider-Man 3, Shrek the Third, and TRANSFORMERS: The Game during the first two quarters of fiscal 2008. For the same period of fiscal 2007, we released X-Men: The Official Game and Lego Star Wars II: The Original Trilogy.

Microsoft announced reduction of the retail price of Xbox360 by $50 in the United States market and by 50 euros in European markets on August 2007. It is uncertain how this price reduction will impact consumer demand for the platform. However, we expect net revenues from sales of titles for the Xbox360 to increase significantly in fiscal 2008 as compared to fiscal 2007 due to the growing installed base and our strong slate of Xbox360 titles.

Nintendo Wii Net Revenues (in thousands)

	September 30, 2007	% of Publishing Net Revenues	September 30, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$13,115	5%	—	—%	$13,115	n/a
Six Months Ended	45,814	7%	—	—%	45,814	n/a

The Nintendo Wii was released in November 2006 and quickly gained strong consumer acceptance due to its innovative technology and mass market appeal. We released TRANSFORMERS: The Game in Europe and a value title Hot Wheels: Beat That! for the Wii in the second quarter of fiscal 2008 which are the primary revenue drivers for the three months ended September 30, 2007. For the six months ended September 30, 2007, net revenues were derived from Spider-Man 3, Shrek the Third, TRANSFORMERS: The Game, Hot Wheels: Beat That! and continued catalog sales of our fiscal 2007 third quarter releases, Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Fishing, and Tony Hawk’s Downhill Jam.

We expect net revenues from sales of titles for the Wii to significantly increase with the growth of the installed based and our strong slate of key titles for fiscal 2008.

Hand-Held Net Revenues (in thousands)

	September 30,	% of Publishing	September 30,	% of Publishing	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$39,070	15%	$23,202	19%	$15,868	68%
Six Months Ended	95,686	14%	49,786	19%	45,900	92%

Net revenues from sales of titles for hand-held platforms for the three and six months ended September 30, 2007 increased 68% and 92% from the same period of prior fiscal year. Net revenues increased from $23.2 million and $49.8 million for the three and six months ended September 30, 2006, respectively, to $39.1 million and $95.7 million for the three and six months ended September 30, 2007, respectively. The increase in absolute dollars is primarily due to the fiscal 2008 second quarter European releases of two products, TRANSFORMERS: Decepticon and TRANSFORMERS: Autobots exclusively on the NDS, TRANSFORMERS: The Game on the PSP, and the release of several value titles, Animal Genius, Puppy Luv Spa & Resort, and Jewel Quest Expedition on the NDS. Further, we released Spider-Man 3, Shrek the Third, and two products, TRANSFORMERS: Decepticon and TRANSFORMERS: Autobots exclusively on the NDS and TRANSFORMERS: The Game on the PSP in North America and Asia in the first quarter of fiscal 2008. This compares to the second quarter of fiscal 2007, when we had new releases of World Series of Poker: Tournament of Champions and Rapala Trophies in North America on the PSP and our European affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy on the NDS and the GBA, and our first quarter fiscal 2007 releases of Over the Hedge and X-Men: The Official Game on the PSP and GBA.

With the installed base of the PSP and NDS continuing to increase, we expect that fiscal 2008 hand-held net revenues will continue to increase year over year.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base for the next-generation platforms, as well as the performance of key product releases. According to the NPD Group, Activision was the #2 third party publisher in the United States on next-generation platforms for the six months ended September 30, 2007. We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with Xbox360 having the largest percentage of that business in fiscal 2008 due to its larger installed hardware base and our strong slate of titles. We expect significant growth in net revenues from PS3, Xbox360 and Wii next-generation console systems and a decrease in the percentage of PS2 business in fiscal 2008. Our net revenues from PC and hand-held titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year, so revenues and profits are significantly affected by our ability to release highly successful “hit” titles. For example, for the three months ended September 30, 2007, 58% of our consolidated net revenues and 72% of publishing net revenues were derived from net revenues from the releases of Guitar Hero II (including Guitar Hero: Rocks the 80s), Spider-Man 3, Shrek the Third and TRANSFORMERS: The Game. For the six months ended September 30, 2007, 67% of our consolidated net revenues and 80% of publishing net revenues were derived from net revenues from those same titles. Though many of our titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles. We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

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

Distribution Net Revenues (in thousands)

	September 30,	% of Consolidated	September 30,	% of Consolidated	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$63,987	20%	$62,768	33%	$1,219	2%
Six Months Ended	130,220	16%	116,075	31%	14,145	12%

Distribution net revenues for the three months ended September 30, 2007 increased 2% from the same period of the prior fiscal year. For the six months ended September 30, 2007 distribution net revenues increased 12% from the same period of prior fiscal year. Distribution net revenues as a percentage of consolidated net revenues decreased from 33% and 31% for the three and six months ended September 30, 2006, respectively, to 20% and 16% for the three and six months ended September 30, 2007, respectively, primarily due to the significant increase in publishing net revenues. Foreign exchange rates increased reported distribution net revenues by approximately $4.7 million and $9.8 million for the three months and six months ended September 30, 2007, respectively. Excluding the impact of changing foreign currency rates, distribution net revenues decreased 5% and increased 4% year over year from the three and six months ended September 30, 2006, respectively. The increase in absolute dollars of distribution net revenues for the three and six months ended September 30, 2007 is primarily due to the acquisition of a significant new customer and the effect of foreign currency rates, more than offsetting the termination of a significant customer at the end of July.

The mix of distribution net revenues between hardware and software sales varied slightly year over year with approximately 20% of distribution net revenues from hardware sales in the first two quarters of fiscal 2008 as compared to 16% in the prior year first two quarters. Prior year results included sales for the PSP, NDS, and Xbox360 hardware platforms. Current year first and second quarters net revenues included PS3, NDS, Wii, and Xbox360 hardware sales. The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, and our ability to establish and maintain distribution agreements with hardware manufacturers, third-party software publishers and retail customers. For the remainder of fiscal 2008, we expect distribution net revenues to decrease in absolute dollars and as a percentage of consolidated net revenues when compared to fiscal 2007. This is a result of having exited a line of distribution business that was not meaningful to earnings and the strong growth of our publishing business.

Costs and Expenses

Cost of Sales – Product Costs (in thousands)

		% of		% of
	September 30,	Consolidated	September 30,	Consolidated	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$151,996	48%	$127,374	68%	$24,622	19%
Six Months Ended	369,225	45%	235,997	63%	133,228	56%

“Cost of sales – product costs” represented 48% and 68% of consolidated net revenues for the three months ended September 30, 2007 and 2006, respectively. $0.4 million was not included in the “cost of sales – product costs” for the three months ended September 30, 2007 as a result of deferring “cost of sales – product costs.” The decrease in “cost of sales – product costs” as a percentage of consolidated net revenues is partially due to a higher percentage of net revenues for the three months ended September 30, 2007 relating to our publishing business which in general carries a lower percentage “cost of sales – product costs” than our distribution business. Further, the second quarter of fiscal 2008 publishing net revenues included a larger mix of next-generation product sales which carries a higher gross margin than the other console platforms. Net revenues from our publishing business were 80% of total net revenues for the three months ended September

30, 2007 as compared to 67% for the three months ended September 30, 2006. In absolute dollars, “cost of sales – product costs” increased 19% from $127.4 million for the three months ended September 30, 2006 to $152.0 million for the three months September 30, 2007. “Cost of sales – product costs” increased with the mix of our revenue growth in our publishing and distribution businesses.

“Cost of sales – product costs” represented 45% and 63% of consolidated net revenues for the six months ended September 30, 2007 and 2006, respectively. $0.4 million was not included in the “cost of sales – product costs” for the six months ended September 30, 2007 as a result of deferring “cost of sales – product costs”. The decrease in “cost of sales – product costs” as a percentage of consolidated net revenues is partially due to a higher percentage of net revenues for the six months ended September 30, 2007 being attributable to our publishing business which in general carries a lower percentage “cost of sales – product costs” than our distribution business. Further, the first six months of fiscal 2008 publishing net revenues included a larger mix of next-generation product sales which carries a higher gross margin than the other console platforms. Net revenues from our publishing business composed 84% of total net revenues for the six months ended September 30, 2007 as compared to 69% of total net revenues for the six months ended September 30, 2006. In absolute dollars, “cost of sales – product costs” increased by $133.2 million as compared to the first six months of fiscal 2007. “Cost of sales – product costs” increased with the mix of our revenue growth in our publishing and distribution businesses.

We expect “cost of sales – product costs” as a percentage of consolidated net revenues for fiscal 2008 to be lower than fiscal 2007 due to a larger portion of our business being derived from the publishing segment and the continued migration of consumers to next generation products.

Cost of Sales – Software Royalties and Amortization (in thousands)

		% of		% of
	September 30,	Publishing	September 30,	Publishing	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$38,427	15%	$9,348	7%	$29,079	311%
Six Months Ended	116,679	17%	28,609	11%	88,070	308%

“Cost of sales – software royalties and amortization” as a percentage of publishing net revenues increased from 7% for the three months ended September 30, 2006 to 15% for the three months ended September 30, 2007 and from 11% for the six months ended September 30, 2006 to 17% for the six months ended September 30, 2007. In absolute dollars, “cost of sales – software royalties and amortization” increased 311% from $9.3 million for the three months ended September 30, 2006 to $38.4 million for the three months ended September 30, 2007. For the six months ended September 30, 2007 “cost of sales – software royalties and amortization” increased to $116.7 million or by 308% compared to the same period of fiscal 2007. $4.0 million was not included in the “cost of sales – software royalties and amortization” for the three and six months ended September 30, 2007 as a result of deferring “cost of sales – software royalties and amortization.” The increase in absolute dollars and the increase as a percentage of publishing net revenues, for the three and six months ended September 30, 2007, is primarily driven by a larger slate of titles in our publishing business versus the same period of prior year. For the first six months of fiscal 2008, we launched Spider-Man 3, Guitar Hero II for the Xbox360, Shrek the Third, and TRANSFORMERS: The Game, as compared to the first quarter fiscal 2007 releases of Over the Hedge and X-Men: The Official Game, and the second quarter of fiscal 2007 release of Lego Star Wars II: The Original Trilogy in Europe. Additionally, our publishing business was a larger portion of our overall consolidated net revenues in relation to our distribution business, which drove a higher level of “cost of sales – software royalties and amortization”, given that this is a significant cost component of our publishing business.

For fiscal 2008, we expect “costs of sales – software royalties and amortization” as a percentage of publishing net revenues to be in line with fiscal 2007 levels.

Cost of Sales – Intellectual Property Licenses (in thousands)

		% of		% of
	September 30,	Publishing	September 30,	Publishing	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$14,533	6%	$4,356	3%	$10,177	234%
Six Months Ended	47,012	7%	14,272	5%	32,740	229%

“Cost of sales – intellectual property licenses” increased 234% from $4.4 million or 3% of publishing net revenues for the three months ended September 30, 2006 to $14.5 million or 6% of publishing net revenues for the three months ended September 30, 2007. “Cost of sales – intellectual property licenses” increased in both absolute dollars and as a percentage of publishing net revenues from $14.3 million or 5% of publishing net revenues to $47.0 million or 7% of publishing net revenues for the six months ended September 30, 2006 and 2007, respectively. $1.4 million was not included in the “cost of sales – intellectual property licenses” for the three and six months ended September 30, 2007 as a result of deferring “cost of sales – intellectual property licenses.”

The increases in absolute dollars for both the three and six month periods ended September 30, 2007 were primarily the result of the releases of TRANSFORMERS: The Game in Europe in the second quarter of fiscal 2008, and amortization of intellectual property licenses expenses relating to Spider-Man 3 and Shrek the Third released worldwide in the first quarter fiscal 2008 and TRANSFORMERS: The Game released in North America and Asia in first quarter fiscal 2008. This compares to titles associated with intellectual property released in the first quarter of fiscal 2007, Over the Hedge and X-Men: The Official Game. The increase in “cost of sales – intellectual property licenses” as a percentage of publishing net revenues was due to the increased number of titles with intellectual property costs released in the three and six months periods ended September 30, 2007 when compared to the three and six months periods ended September 30, 2006.

Product Development (in thousands)

		% of		% of
	September 30,	Publishing	September 30,	Publishing	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$33,085	13%	$25,608	20%	$7,477	29%
Six Months Ended	65,982	10%	51,233	20%	14,749	29%

Product development expenses for the three months ended September 30, 2007 increased 29%, from $25.6 million to $33.1 million, as compared to the three months ended September 30, 2006. For the six months ended September 30, 2007 product development expenses increased $14.7 million, or 29%, from $51.2 million for the six months ended September 30, 2006 to $66.0 million for the six months ended September 30, 2007. As a percentage of publishing net revenues, product development expenses decreased from 20% for the three and six months ended September 30, 2006, respectively, to 13% and 10% for the three and six months ended September 30, 2007, respectively. This is primarily due to more consumers migrating to the next-generation console platforms, where we are able to charge premium pricing, and our successful titles in the next-generation console platforms. As a result, the growth in publishing net revenues outweighed the increase in product development expenses. The increase in absolute dollars primarily resulted from higher development, quality assurance, and outside developer costs incurred during the first two quarters of fiscal 2008 to support the greater number of titles in development and the more technologically advanced nature of those titles.

We expect product development costs for fiscal 2008 to be higher in absolute dollars than fiscal 2007, although lower as a percentage of publishing net revenues, due to the increased costs related to developing more technologically advanced titles for the next-generation console systems offset by the more than proportionate projected increase in publishing net revenues. Over time, we intend to decrease the development costs of the next-generation console systems by leveraging technologies and tools across multiple platforms, increasing our development schedules to facilitate a longer pre-production phase and more predictable workflow times, and increasing the amount of game development in lower cost locations.

Sales and Marketing (in thousands)

		% of		% of
	September 30,	Consolidated	September 30,	Consolidated	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$51,868	16%	$32,550	17%	$19,318	59%
Six Months Ended	120,580	15%	68,729	18%	51,851	75%

Sales and marketing expenses for the three months ended September 30, 2007 increased 59%, from $32.6 million to $51.9 million, as compared to the three months ended September 30, 2006. For the six months ended September 30, 2007, sales and marketing expenses increased $51.9 million, or 75%, from $68.7 million for the six months ended September 30, 2006 to $120.6 million for the six months ended September 30, 2007. As a percentage of publishing net revenues, sales and marketing expenses decreased from 17% and 18% for the three and six months ended September 30, 2006, respectively, to 16% and 15% for the three and six months ended September 30, 2007, respectively. The increases in absolute dollars were a result of higher spending associated with the larger fiscal 2008 first and second quarter releases which included three major movie-based releases, Spider-Man 3 and Shrek the Third worldwide releases in the first quarter of fiscal 2008, and TRANSFORMERS: The Game released in North America and Asia in the first quarter of fiscal 2008 and in Europe in the second quarter of fiscal 2008. This compares to the same period of the prior fiscal year which included Over the Hedge and X-Men: The Official Game in the first quarter of fiscal 2007, and our European release of Lego Star Wars II: The Original Trilogy in the second quarter of fiscal 2007.

We expect sales and marketing expenses to be higher on both an absolute basis and as a percentage of consolidated net revenues for the reminder of fiscal 2008 versus the comparable period of fiscal 2007 due to a larger slate and our anticipation of a highly competitive environment during the upcoming holiday season.

General and Administrative (in thousands)

		% of		% of
	September 30,	Consolidated	September 30,	Consolidated	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$37,382	12%	$26,346	14%	$11,036	42%
Six Months Ended	73,176	9%	48,260	13%	24,916	52%

General and administrative expenses for the three months ended September 30, 2007 increased 42%, from $26.3 million to $37.4 million, as compared to the three months ended September 30, 2006. For the six months ended September 30, 2007, general and administrative expenses increased $24.9 million, or 52%, from $48.3 million for the six months ended September 30, 2006 to $73.2 million for the six months ended September 30, 2007, respectively. As a percentage of consolidated net revenues, general and administrative expenses decreased from 14% and 13% for the three and six months ended September 30, 2006, respectively, to 12% and 9% for the three and six months ended September 30, 2007, respectively. Expenses were higher than prior periods primarily due to an increase in headcount related costs, higher legal and professional fees, the consolidation of RedOctane and DemonWare (acquired in June 2006 and May 2007, respectively) into our results of operations for the quarter, amortization of intangible assets related to the acquisitions and the impact of changes in foreign currency rates.

Operating Income (Loss) (in thousands)

	Three Months Ended September 30, 2007	% of Segment Net Revs.	Three Months Ended September 30, 2006	% of Segment Net Revs.	Increase/ (Decrease)	Percent Change

Publishing	$(9,667)	(4)%	$(36,607)	(29)%	$26,940	74%
Distribution	122	—%	(803)	(1)%	925	115%
Consolidated	$(9,545)	(3)%	$(37,410)	(20)%	$27,865	74%

	Six Months Ended September 30, 2007	% of Segment Net Revs.	Six Months Ended September 30, 2006	% of Segment Net Revs.	Increase/ (Decrease)	Percent Change

Publishing	$19,449	3%	$(68,125)	(26)%	$87,574	129%
Distribution	1,098	1%	(2,734)	(2)%	3,832	140%
Consolidated	$20,547	3%	$(70,859)	(19)%	$91,406	129%

Publishing operating loss for the three months ended September 30, 2007 decreased $26.9 million or 74% from the same period prior fiscal year, from $36.6 million to $9.7 million, while the percentage of operating loss to segment net revenues decreased from 29% to 4%. For the six months ended September 30, 2007 publishing operating income increased $87.6 million from the same period prior fiscal year, from an operating loss of $68.1 million to operating income of $19.5 million. These increases in operating income are primarily attributable to:

•      Stronger performance of our title releases for the first three and six months ended September 30, 2007.

•      Faster growth in our publishing segment, which in general has a higher operating margin than our distribution segment.

•      Cost control relative to significant growth in net revenues.

Partially offset by:

•      Higher “cost of sales – software royalties and amortization” and “cost of sales – intellectual property licenses” associated with our larger fiscal 2008 slate of titles for the three and six months ended September 30, 2007.

•      Higher “general and administrative” costs due to the increased headcount in our international geographies and at Red Octane, and higher legal and professional fees.

For the three months ended September 30, 2007 distribution operating income was $0.1 million or 0% of segment net revenues, which compares to operating loss of $0.8 million or (1)% of segment net revenues for the three months ended September 30, 2006. For the six months ended September 30, 2007 distribution operating income was $1.1 million or 1% of segment net revenues, which compares to operating loss of $2.7 million or (2)% of segment net revenues for the six months ended September 30, 2006. The results from distribution business have improved primarily due to the strong performance of Activision titles for the three and six months ended September 30, 2007, lower required reserves for returns and price protection, and a lower percentage of net revenues being comprised of hardware sales, which is a lower margin category when compared to sales of software.

Investment Income, Net (in thousands)

		% of		% of
	September 30,	Consolidated	September 30,	Consolidated	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$12,132	4%	$8,032	4%	$4,100	51%
Six Months Ended	23,694	3%	16,307	5%	7,387	45%

Net investment income for the three months ended September 30, 2007 was $12.1 million as compared to $8.0 million for the three months ended September 30, 2006. Net investment income for the six months ended September 30, 2007 increased $7.4 million from $16.3 million for the six months ended September 30, 2006 to $23.7 million for the six months ended September 30, 2007. The increases in both the three and six months ended September 30, 2007 as compared to the three and six months ended September 30, 2006 are mainly due to higher interest rates combined with higher average balances of cash and short term investments period over period.

Provision for Income Taxes (in thousands)

		% of		% of
	September 30,	Pretax	September 30,	Pretax	Increase/	Percent
	2007	Income	2006	Income	(Decrease)	Change

Three Months Ended	$1,889	73%	$(5,076)	17%	$6,965	137%
Six Months Ended	15,717	36%	(11,941)	22%	27,658	232%

The income tax provision of $1.9 million for the three months ended September 30, 2007 reflects our effective income tax rate for the quarter of 73.0%, and the income tax provision of $15.7 million for the six months ended September 30, 2007 reflects our estimated effective income tax rate of 35.5% for the six months ended September 30, 2007. Due to our relatively small net income before tax provision for the three months ended September 30, 2007, small changes in discrete items resulted in a large impact on our effective income tax rate for the quarter ended September 30, 2007. The significant items that generated the variance between our effective rate for the three months ended September 30, 2007 and our statutory rate of 35% were federal and state research and development tax credits, the impact of foreign tax rate differentials, and the federal deduction for domestic production activities, partially offset by state taxes and the impact of a decrease in the tax benefit of deferred tax assets on the books of our UK affiliates due to the recent enactment of a decrease in the UK statutory tax rate.

The aforementioned effective income tax rate for the quarter of 73.0% differs from our effective income tax rate of 17.3% for the three months ended September 30, 2006 due to an increase in anticipated pretax income for fiscal 2008 determined at September 30, 2007 versus the anticipated pretax income for fiscal 2007 determined at September 30, 2006, without a corresponding increase in the benefit of book/tax differences, in addition to the impact of a decrease in the tax benefit of deferred tax assets on the books of our UK affiliates due to the recent enactment of a decrease in the UK statutory tax rate.

The income tax benefit of $5.1 million for the three months ended September 30, 2006 reflects our effective income tax rate for the quarter of 17.3%, which differs from our effective tax rate of 21.9% for the year ended March 31, 2007 due to (1) an increase in the federal research and development credit for the full year ended March 31, 2007 over the amount originally anticipated for the year at September 30, 2006 due to the Congressional reinstatement of the federal R&D credit in quarter ended December 31, 2006; and (2) the elimination of the valuation allowance for research and development tax credits, partially offset by the nondeductible portion of annual cash bonuses determined in the three months ended March 31, 2007 under Section 162(m), and the establishment of tax reserves for these credits and other deferred tax assets.  The significant items that generated the variance between our effective rate and our statutory rate of 35% for the three months ended September 30, 2006 were research and development tax credits for state purposes, and the impact of foreign tax rate differentials, partially offset by state taxes.

Net Income (Loss)

Net income for the three months ended September 30, 2007 was $0.7 million or $0.00 per diluted share, as compared to net loss of $24.3 million or $0.09 loss per share for the three months ended September 30, 2006.

Net income for the six months ended September 30, 2007 was $28.5 million or $0.09 per diluted share, as compared to net loss of $42.6 million or $0.15 loss per share for the six months ended September 30, 2006.

Liquidity and Capital Resources

Sources of Liquidity (in thousands)

	September 30, 2007	March 31, 2007	Increase/ (Decrease)
Cash and cash equivalents	$392,529	$384,409	$8,120
Short-term investments	569,231	570,440	(1,209)
	$961,760	$954,849	$6,911

Percentage of total assets	49%	53%

	For the Six Months ended September 30, 2007	For the Six Months ended September 30, 2006	Increase/ (Decrease)

Cash flows provided by (used in) operating activities	$46,399	$(169,271)	$215,670
Cash flows used in investing activities	(81,900)	(16,870)	(65,030)
Cash flows provided by financing activities	38,403	16,327	22,076

As of September 30, 2007, our primary source of liquidity is comprised of $392.5 million of cash and cash equivalents and $569.2 million of short-term investments.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations.  We have also generated significant cash flows from the issuance of our common stock to employees through the exercise of options which is described in more detail below in “Cash Flows from Financing Activities.”  We have not utilized debt financing as a significant source of cash flows.  However, we do have credit facilities available at certain of our international locations, which are described below in “Credit Facilities,” that can be utilized if needed.

Our investment portfolio consists of government and corporate securities with effective maturities less than 30 months. The longer the term or holding period of the securities, the more susceptible they are to changes in market rates of interest, yields on bonds, and market price volatility.  Investments are reviewed periodically to identify possible impairment.  When evaluating the investments, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Gross unrealized losses of $0.8 million and $1.5 million as of September 30, 2007 and March 31, 2007, respectively, were comprised mostly of unrealized losses on U.S. agency issues, commercial paper, corporate bonds, and mortgage-backed securities. We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment.  We expect to realize the full value of all of these investments upon maturity or sale.

We believe that we have sufficient working capital ($1,053.6 million at September 30, 2007), in combination with proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, and the acquisition of intellectual property rights for future products from third parties.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers and intellectual property holders and our own employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $88.8 million and $84.6 million in the six months ended September 30, 2007 and 2006, respectively, primarily in connection with internal development efforts and in support of third-party developers for our business. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful, or “hit,” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the six months ended September 30, 2007, cash flow provided by operating activities was $46.4 million as compared to cash flow used in operating activities of $169.3 million for the six months ended September 30, 2006.  The principal components comprising the increased cash flows from operating activities for the six months ended September 30, 2007 included a decrease in accounts receivables as a result of stronger collections and an increase in accounts payable partially offset by the increase in inventory for upcoming holiday season releases. An analysis of the change in key balance sheet accounts is below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

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

For the six months ended September 30, 2007 and 2006, cash flows used in investing activities were $81.9 million and $16.9 million, respectively.  For the six months ended September 30, 2007, cash flows used in investing activities were primarily the result of capital expenditures, cash paid for acquisitions, and purchases of short-term investments partially offset by proceeds from sales and maturities of short-term investments. We have historically financed our acquisitions through the issuance of shares of our common stock, cash or a combination of our common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

Cash Flows from Financing Activities

The primary sources of cash provided by financing activities have historically related to transactions involving our common stock, including the issuance of shares of our common stock to employees.  We have not utilized debt financing as a significant source of cash flows.  However, we do have available credit facilities at certain of our international locations, which are described below in “Credit Facilities,” that can be utilized if needed.

For the six months ended September 30, 2007 and 2006, cash flows from financing activities were $38.4 million and $16.3 million, respectively.  The cash provided by financing activities for the six months ended September 30, 2007 primarily is the result of the issuance of our common stock related to employee stock option and stock purchase plans.  The increase in cash provided by financing activities is due to increase in stock option exercises during the six months ended September 30, 2007.

During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.   As of September 30, 2007, we

had approximately $226.2 million available for utilization under the buyback program.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

			Increase/
(amounts in thousands)	September 30, 2007	March 31, 2007	(Decrease)

Gross accounts receivable	$216,344	$240,112	$(23,768)
Net accounts receivable	109,725	148,694	(38,969)

The decrease in gross accounts receivable was primarily the result of collecting receivables related to the March 2007 launch of the PS3 in Europe.

The decrease in net accounts receivable from $148.7 million at March 31, 2007 to $109.7 million at September 30, 2007, was greater than the decrease in gross accounts receivable due to the increase in reserves for returns, price protection, and bad debt from $91.4 million at March 31, 2007 to $106.6 million at September 30, 2007. Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence in Item 2:  Critical Accounting Policies and Estimates).

Inventories

			Increase/
(amounts in thousands)	September 30, 2007	March 31, 2007	(Decrease)

Inventories	$189,033	$91,231	$97,802

The increase in inventories at September 30, 2007 compared to March 31, 2007 is the result of additional inventories to support third quarter fiscal 2008 title releases such as Guitar Hero III.

Software Development

			Increase/
(amounts in thousands)	September 30, 2007	March 31, 2007	(Decrease)

Software development	$144,669	$130,922	$13,747

Software development increased from $130.9 million at March 31, 2007 to $144.7 million at September 30, 2007. The effect of deferring “cost of sales – software royalties and amortization” increased software development by $4.0 million. The increase in software development was primarily the result of an increase in capitalization of third quarter fiscal 2008 titles releases and stock option expenses which was partially offset by the amortization of our movie-related titles released, such as Spider-Man 3, Shrek the Third, and TRANSFORMERS: The Game during the six months ended September 30, 2007.

Intellectual Property Licenses

			Increase/
(amounts in thousands)	September 30, 2007	March 31, 2007	(Decrease)

Intellectual property licenses	$81,790	$100,274	$(18,484)

Intellectual property licenses decreased from $100.3 million at March 31, 2007 to $81.8 million at September 30, 2007. The effect of deferring “cost of sales – intellectual property licenses” increased intellectual property licenses by $1.4 million. The decrease in intellectual property licenses primarily result from the amortization of intellectual property licenses upon releases of titles during the first six months of fiscal 2008.

Accounts Payable

			Increase/
(amounts in thousands)	September 30, 2007	March 31, 2007	(Decrease)

Accounts payable	$158,059	$136,517	$21,542

The increase in accounts payables of $21.5 million from March 31, 2007 to September 30, 2007 primarily reflects increased inventory purchases to support increased holiday sales volume in both our publishing and distributing segments.

Accrued Expenses and Other Liabilities

			Increase/
(amounts in thousands)	September 30, 2007	March 31, 2007	(Decrease)

Accrued expenses and other liabilities	$255,266	$204,652	$50,614

The increase in accrued expenses was primarily due to the reclassification of a long-term liability to a current liability of $39.0 million of deferred consideration related to the acquisition of RedOctane, Inc. payable before June 6, 2008 in our common stock, and the increase in accruals for marketing and royalties related to first quarter 2008 title releases which was partially offset by the payment of accrued taxes payable.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”). The UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($24.5 million), including issuing letters of credit, on a revolving basis as of September 30, 2007. The UK Facility bore interest at LIBOR plus 2.0% as of September 30, 2007, is collateralized by substantially all of the assets of the subsidiary and expires in January 2008. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The German Facility provided for revolving loans up to EUR 0.5 million ($0.7 million) as of September 30, 2007, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date. No borrowings were outstanding against the UK Facility and the German Facility as of September 30, 2007.

As of September 30, 2007, we maintained a $40.0 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At September 30, 2007, the $40.0 million deposit is included in short-term investments as restricted cash. No borrowings were outstanding as of September 30, 2007.

As of September 30, 2007, our publishing subsidiary located in the UK maintained a EUR 4.0 million ($5.7 million) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in February 2008. No borrowings were outstanding as of September 30, 2007.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of September 30, 2007, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations(1)
	Facility and	Developer
	Equipment Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2008 (remaining six months)	$9,268	$29,080	$8,741	$47,089
2009	19,265	55,572	46,015	120,852
2010	17,454	23,036	11,100	51,590
2011	15,045	30,586	13,100	58,731
2012	10,772	16,586	—	27,358
Thereafter	41,879	47,587	—	89,466
Total	$113,683	$202,447	$78,956	$395,086

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

Our Disclosure Committee, which operates under the Board approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure-relevant information. These quarterly reports are reviewed by certain key corporate finance executives. These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee. Finance representatives also conduct reviews with our senior management team, our internal and external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC. Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the principal executive and financial officers review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal control over financial reporting, and will make refinements as necessary.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating if we will adopt the fair value option of SFAS No. 159 and what impact the adoption will have on our Consolidated Financial Statements if we adopt.

In June 2007, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus conclusion on EITF 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development.” EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. We do not expect the adoption of EITF 07-03 to have a material impact on our Consolidated Financial Statements.

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These forward-looking statements are subject to business, economic and legal risks and reflect management’s current expectations and are inherently uncertain and difficult to predict. For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see the discussion under the heading “Risk Factors”, included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which is incorporated herein by reference and subsequent filings with the SEC. You are cautioned that we do not have a policy of updating or revising forward-looking statements, and thus you should not assume that silence by the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities generally between three and thirty months. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. As of September 30, 2007, our cash equivalents and short-term investments included debt securities and certificates of deposit of $724.0 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of September 30, 2007 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	5.77%	$52,317	$52,301
Variable rate	5.24%	143,384	143,384

Short-term investments:
Fixed rate	5.37%	$528,828	$528,318

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the EUR, GBP and AUD. The volatility of the EUR, GBP and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year. When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading purposes. As of September 30, 2007, we had outstanding foreign currency exchange forward contracts of approximately $33.7 million.  In addition, accrued expenses included approximately $677,000 of pre-tax unrealized losses for the estimated fair value of outstanding foreign currency exchange forward contracts, which was recorded in earnings as the contracts did not qualify as hedging instruments.

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

2) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

3) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2006, individuals and/or entities claiming to be stockholders of the Company filed derivative lawsuits, purportedly on behalf of the Company, against certain current and former members of the Company’s Board of Directors as well as several current and former officers of the Company. Three derivative actions have been filed in Los Angeles Superior Court: Vazquez v. Kotick, et al.,  L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al. L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006). These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Two derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006); and Hamian v. Kotick, et al.,  C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006). These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints allege, among other things, purported improprieties in the Company’s issuance of stock options. Plaintiffs seek various relief on behalf of the Company, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. The Company expects that defense expenses associated with the matters will be covered by its directors and officers insurance, subject to the terms and conditions of the applicable policies.

On May 24, 2007, the Superior Court granted the Company’s motion to stay the state action. The court’s order stays the action pending the resolution of motions to dismiss in the federal action, but is without prejudice to any party’s right to seek modification of the stay upon a showing of good cause, including a showing that matters may be addressed in the Superior Court without the potential for conflict with or duplication of the federal court proceedings. On July 13, 2007, Plaintiffs filed their second amended complaint, which alleges substantially the same claims as the previous complaints, with new allegations related to Plaintiffs’ standing, recent public facts and additional analyses. The parties are briefing the threshold issues and a hearing on them is scheduled for November 7, 2007.

The Company filed motions to dismiss in the federal action on June 1, 2007. A hearing on the motions has been continued to December 3, 2007.

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

On July 18, 2007, the Company was informed that another derivative case, Scarborough v. Kotick et al., was filed in the United States District Court for the Central District of California, Case No. CV07-4602 SVW (PLAx), also by the same law firm that previously filed the Hamian case, alleging substantially the same claims. This action has been consolidated with the federal consolidated case. The parties attended a mediation related to the consolidated federal case on November 1, 2007.

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

In addition, we are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims, employment laws, regulations and relationships, and collection matters. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims and lawsuits will not have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of the Stockholders on September 27, 2007 in Beverly Hills, California.  The following five items were submitted to a vote of the stockholders:

1.     the election of eight directors to hold office until the next annual meeting of Activision’s stockholders and until their respective successors are duly elected and qualified;

2.     the approval of the Activision, Inc. 2007 Incentive Plan;

3.     the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008;

4.     the approval of a stockholder proposal regarding diversity of our Board of Directors; and

5.     the approval of a stockholder proposal regarding a stockholder advisory vote on executive compensation.

All eight director nominees, each of whom was then a member of the Board of Directors and was recommended by the Board, were elected.  Set forth below are the results of the voting,

	For	Withheld
Robert A. Kotick	244,668,136	14,158,909

Brian G. Kelly	245,266,960	13,560,085

Ronald Doornink	199,210,084	59,616,961

Robert J. Corti	203,754,925	55,072,120

Barbara S. Isgur	96,455,116	162,371,929

Robert J. Morgado	95,555,580	163,271,465

Peter J. Nolan	104,540,039	154,287,006

Richard Sarnoff	252,327,419	6,499,626

The Activision, Inc. 2007 Equity Incentive Plan was approved. Set forth below are the results of the voting.

For	Against	Abstained	Not Voted
149,122,526	84,842,138	410,763	24,451,618

The selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended March 31, 2008 was approved.  Set forth below are the results of the voting.

For	Against	Abstained	Not Voted
256,924,900	1,409,136	493,009	—

The stockholder proposal regarding diversity on our Board of Directors was not approved.  Set forth below are the results of the voting.

For	Against	Abstained	Not Voted
22,777,548	193,625,462	17,972,417	24,451,618

The stockholder proposal regarding a stockholder advisory vote on executive compensation was approved. Set forth below are the results of the voting.

For	Against	Abstained	Not Voted
156,125,135	68,188,924	10,061,368	24,451,618

Item 5.    Other Information

Pursuant to an agreement dated September 12, 2007, Nintendo of America Inc. (“Nintendo”) and Activision Publishing, Inc., a wholly owned subsidiary of the Company and the Company’s principal operating subsidiary, entered into a Confidential License Agreement for the Wii Console (Western Hemisphere), which is filed herewith as Exhibit 10.9.  Pursuant to the agreement, Nintendo has granted to Activision Publishing a nonexclusive license to use intellectual property rights of Nintendo to develop, manufacture, advertise, market and sell video game software for the Wii Console until October 12, 2009 (subject to earlier termination in certain events).  Under the agreement, Nintendo has the right to approve each game, including the artwork and the printed materials distributed with the game.  The amounts to be paid by Activision Publishing to Nintendo under the agreement will be based on Nintendo’s then current pricing schedule, and will include a royalty for the use of Nintendo’s intellectual property rights.

Pursuant to an amendment dated July 16, 2007, filed herewith as Exhibit 10.6, Activision Publishing and Nintendo have extended the term of the parties’ October 11, 2004 Confidential License Agreement for Nintendo DS (Western Hemisphere) for an additional two years, to October 10, 2009.

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

3.6

Third Amended and Restated By-Laws of Activision, Inc., dated September 27, 2007 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).

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

10.1	Confidential License Agreement for the Nintendo DS (Western Hemisphere), dated as of October 11, 2004, between Nintendo Co., Ltd. and Activision Publishing, Inc.

10.2	Notice of Share Option Award to Robin Kaminsky, dated as of October 19, 2006.

10.3	Notice of Share Option Award to Robin Kaminsky, dated as of October 19, 2006.

10.4	Notice of Restricted Stock Award to Robin Kaminsky, dated as of October 19, 2006.

10.5	Notice of Restricted Stock Award to Robin Kaminsky, dated as of October 19, 2006.

10.6	First Amendment to Confidential License Agreement for Nintendo DS (Western Hemisphere), dated as of July 16, 2007, between Nintendo Co., Ltd. and Activision Publishing, Inc.

10.7	Employment Agreement, dated September 11, 2007, between George Rose and Activision Publishing, Inc.

10.8	Employment Agreement, dated September 12, 2007, between Ann Weiser and Activision Publishing, Inc.

10.9	Confidential License Agreement for the Wii Console (Western Hemisphere), dated September 12, 2007, between Nintendo of America, Inc. and Activision Publishing, Inc.*

10.10	Chart of Compensation Paid to Non-Employee Directors.

10.11	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).

10.12	Notice of Share Option Award to George Rose, dated September 28, 2007.

10.13	Notice of Restricted Share Unit Award to George Rose, dated September 28, 2007.

10.14	Notice of Share Option Award to Ann Weiser, dated September 28, 2007.

10.15	Notice of Restricted Share Unit Award to Ann Weiser, dated September 28, 2007.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Griffith pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Griffith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2007

ACTIVISION, INC.

/s/ Thomas Tippl
Thomas Tippl
Chief Financial Officer of Activision Publishing, Inc. and
Principal Financial and Accounting Officer of Activision, Inc.

EXHIBIT INDEX

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

3.6

Third Amended and Restated By-Laws of Activision, Inc., dated September 27, 2007 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).

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

10.1	Confidential License Agreement for the Nintendo DS (Western Hemisphere), dated as of October 11, 2004, between Nintendo Co., Ltd. and Activision Publishing, Inc.

10.2	Notice of Share Option Award to Robin Kaminsky, dated as of October 19, 2006.

10.3	Notice of Share Option Award to Robin Kaminsky, dated as of October 19, 2006.

10.4	Notice of Restricted Stock Award to Robin Kaminsky, dated as of October 19, 2006.

10.5	Notice of Restricted Stock Award to Robin Kaminsky, dated as of October 19, 2006.

10.6	First Amendment to Confidential License Agreement for Nintendo DS (Western Hemisphere), dated as of July 16, 2007, between Nintendo Co., Ltd. and Activision Publishing, Inc.

10.7	Employment Agreement, dated September 11, 2007, between George Rose and Activision Publishing, Inc.

10.8	Employment Agreement, dated September 12, 2007, between Ann Weiser and Activision Publishing, Inc.

10.9	Confidential License Agreement for the Wii Console (Western Hemisphere), dated September 12, 2007, between Nintendo of America, Inc. and Activision Publishing, Inc.*

10.10	Chart of Compensation Paid to Non-Employee Directors.

10.11	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).

10.12	Notice of Share Option Award to George Rose, dated September 28, 2007.

10.13	Notice of Restricted Share Unit Award to George Rose, dated September 28, 2007.

10.14	Notice of Share Option Award to Ann Weiser, dated September 28, 2007.

10.15	Notice of Restricted Share Unit Award to Ann Weiser, dated September 28, 2007.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Griffith pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Griffith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Portions omitted pursuant to a request for confidential treatment.