Form 10-Q
period 2007-12-31
ACTIVISION INC /NY
filed 2008-02-11
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒            Accelerated Filer  ☐     Non-accelerated filer  ☐      (Do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐      No ☒

The number of shares of the registrant’s Common Stock outstanding as of February 4, 2008 was 293,913,474.

ACTIVISION, INC. AND SUBSIDIARIES

 CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “outlook,” “plan,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “to be,” “upcoming,” “will,” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in Part II, Item 1A of this Quarterly Report. All references to “we,” “us,” “our,” “Activision” or “the Company” in the following discussion and analysis mean Activision, Inc. and its subsidiaries.

Part I. Financial Information

Item 1. Financial Statements

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$648,659	$384,409
Short-term investments	539,914	570,440
Accounts receivable, net of allowances of $177,533 and $91,418 at December 31, 2007 and March 31, 2007, respectively	704,075	148,694
Inventories	153,423	91,231
Software development	68,240	107,779
Intellectual property licenses	16,686	27,784
Deferred income taxes	20,552	51,564
Other current assets	25,812	19,332

Total current assets	2,177,361	1,401,233

Software development	31,555	23,143
Intellectual property licenses	60,940	72,490
Property and equipment, net	54,203	46,540
Deferred income taxes	119	48,791
Other assets	9,639	6,376
Goodwill	279,297	195,374

Total assets	$2,613,114	$1,793,947

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$243,338	$136,517
Accrued expenses and other liabilities	482,367	204,652

Total current liabilities	725,705	341,169

Other liabilities	21,009	41,246

Total liabilities	746,714	382,415

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at December 31, 2007 and March 31, 2007	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at December 31, 2007 and March 31, 2007	—	—
Common stock, $.000001 par value, 450,000,000 shares authorized, 293,720,682 and 283,310,734 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	—	—
Additional paid-in capital	1,113,963	963,553
Retained earnings	728,497	427,777
Accumulated other comprehensive income	23,940	20,202

Total shareholders’ equity	1,866,400	1,411,532

Total liabilities and shareholders’ equity	$2,613,114	$1,793,947

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the three months ended December 31,		For the nine months ended December 31,
	2007	2006	2007	2006

Net revenues	$1,482,484	$824,259	$2,295,685	$1,200,500

Costs and expenses:
Cost of sales – product costs	597,046	382,165	966,271	618,162
Cost of sales – software royalties and amortization	125,614	77,449	242,293	106,058
Cost of sales – intellectual property licenses	39,630	23,566	86,642	37,838
Product development	124,501	37,162	190,483	88,395
Sales and marketing	120,090	87,410	240,670	156,139
General and administrative	71,069	43,387	144,245	91,647

Total costs and expenses	1,077,950	651,139	1,870,604	1,098,239

Operating income	404,534	173,120	425,081	102,261

Investment income, net	12,018	9,724	35,712	26,031

Income before income tax provision	416,552	182,844	460,793	128,292

Income tax provision	144,356	40,024	160,073	28,083

Net income	$272,196	$142,820	$300,720	$100,209

Basic earnings per share	$0.93	$0.51	$1.05	$0.36

Weighted average common shares outstanding	291,176	282,512	287,439	280,499

Diluted earnings per share	$0.86	$0.46	$0.96	$0.33

Weighted average common shares outstanding assuming dilution	316,472	307,175	313,546	304,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$300,720	$100,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	76,258	(33,254)
Realized gain on short-term investments	(2)	(1,823)
Depreciation and amortization	26,115	13,303
Loss on disposal of property and equipment	1,204	—
Amortization and write-offs of capitalized software development costs and intellectual property licenses (1)	181,983	77,358
Stock-based compensation expense (2)	35,933	18,433
Tax benefit of stock options and warrants exercised	50,737	11,377
Excess tax benefits from stock option exercises	(50,548)	(9,012)
Changes in operating assets and liabilities:
Accounts receivable	(553,071)	(416,697)
Inventories	(62,192)	(20,573)
Software development and intellectual property licenses	(127,057)	(117,636)
Other assets	(7,101)	21,128
Accounts payable	106,945	98,473
Accrued expenses and other liabilities	251,983	133,297

Net cash provided by (used in) operating activities	231,907	(125,417)

Cash flows from investing activities:
Capital expenditures	(22,750)	(13,106)
Proceeds from disposal of property and equipment	351	—
Cash payment to effect business combinations, net of cash acquired	(68,875)	(30,545)
Increase in restricted cash	(4,135)	—
Purchases of short-term investments	(507,591)	(215,721)
Proceeds from sales and maturities of short-term investments	543,450	361,339

Net cash provided by (used in) investing activities	(59,550)	101,967

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	38,964	18,956
Excess tax benefits from stock option exercises	50,548	9,012

Net cash provided by financing activities	89,512	27,968

Effect of exchange rate changes on cash	2,381	9,061

Net increase in cash and cash equivalents	264,250	13,579

Cash and cash equivalents at beginning of period	384,409	354,331

Cash and cash equivalents at end of period	$648,659	$367,910

(1)          Excludes amortization of stock-based compensation expense.

(2)          Includes the net effects of capitalization and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months ended December 31, 2007
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, March 31, 2007	283,311	$—	$963,553	$427,777	$20,202	$1,411,532
Components of comprehensive income:
Net income	—	—	—	300,720	—	300,720
Unrealized appreciation on short-term investments, net of taxes	—	—	—	—	733	733
Foreign currency translation adjustment	—	—	—	—	3,005	3,005
Total comprehensive income						304,458
Issuance of common stock pursuant to employee stock options, restricted stock rights, employee stock purchase plans and employee bonuses	9,024	—	40,821	—	—	40,821
Issuance of common stock to effect business combination (see Note 4)	1,386	—	25,864	—	—	25,864
Stock-based compensation expense related to employee stock options, restricted stock rights, and employee stock purchase plans	—	—	36,051	—	—	36,051
Tax benefit associated with employee stock options	—	—	50,737	—	—	50,737
Employee tender offer (see Note 13)	—	—	(3,063)	—	—	(3,063)

Balance, December 31, 2007	293,721	$—	$1,113,963	$728,497	$23,940	$1,866,400

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The accompanying unaudited Consolidated Financial Statements as of December 31, 2007 and for the three and nine month periods ended December 31, 2007 and 2006 include the accounts of Activision, Inc. and its subsidiaries (“Activision” or “we”). The information furnished is unaudited and the adjustments included consist of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2007.

Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

Management must make estimates and assumptions that affect the Consolidated Financial Statements and the related footnote disclosures. While management makes its best judgment, actual results could differ from those estimates.

Software Development Costs and Intellectual Property Licenses

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” (“SFAS No. 86”) Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product’s release, we expense, as part of “cost of sales – software royalties and amortization,” capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense. We evaluate the future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products to which the costs relate. Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Some of our software products provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features.  In instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, we take this into account when determining the appropriate revenue recognition.   This evaluation is performed for each software product when it is released. We determined that one of our software titles, Enemy Territory: Quake Wars (which is primarily an online multiplayer personal computer (“PC”) game), contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to game play. As such, our performance obligations for this title extend beyond the sale of the game, which is unique compared to other prior titles. Vendor-specific objective evidence of fair value (“VSOE”) does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we are recognizing all of the revenue from the sale of this title ratably over an estimated service period, which is estimated to be six months beginning the month after shipment. In addition, we are deferring the costs of sales for this title. Cost of sales includes: manufacturing costs, software royalties and amortization, and intellectual property licenses. Overall, online play functionality is still an emerging area for us. As we move forward, we will monitor this developing functionality and its significance for our products. Our assessment of our obligations with respect to this functionality and the resulting accounting may change in the future.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms and consistent delivery to us of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

amount of future returns and price protection for a particular title: historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, Activision sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2007 allowance for returns and price protection would impact net revenues by $1.8 million.

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

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Stock-based compensation expense recognized under SFAS No. 123R for the three and nine months ended December 31, 2007 was $20.9 million and $35.9 million, respectively, and for the three and nine months ended December 31, 2006 was $7.7 million and $18.4 million, respectively. See Note 13 for additional information.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the three and nine months ended December 31, 2007, included compensation expense for share-based payment awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

2.     Acquisitions

Bizarre Creations

On September 26, 2007, we acquired 100% of Bizarre Creations Limited (“Bizarre Creations”) for an aggregate purchase price of $67.4 million in cash. In addition, in the event that certain financial performance measures of Bizarre Creations’ business over a certain period of time (currently estimated to be 5 years from fiscal 2008) exceed specified target levels, the former shareholders of Bizarre Creations will be entitled to an additional amount of up to $40.0 million payable in shares of our common stock. The contingent consideration will be recorded as an addition to the purchase price if the specified target levels are met. Based in the United Kingdom (“UK”), Bizarre Creations is a video game developer focusing on the racing category with its multi-million unit selling franchise Project Gotham Racing, a series for the Microsoft Xbox and the Microsoft Xbox360 platforms. Bizarre Creations has also developed and owns the Geometry Wars intellectual property. We expect that Bizarre Creations will play a role in our growth strategy as we develop intellectual property for the racing segment, expand our development capability and capacity for other genres and utilize Bizarre Creations’ proprietary development technology.

The results of operations of Bizarre Creations and the estimated fair market values of the acquired assets and liabilities have been included in our Consolidated Financial Statements since the date of acquisition. Pro forma consolidated statements of operations for this acquisition are not shown, as they would not differ materially from reported results. The acquired finite-lived intangible assets are being amortized over the estimated useful life in proportion to the economic benefits consumed, which for some intangible assets are approximated by using the straight-line method. Goodwill has been included in the publishing segment of our business and is amortized over 15 years for tax purposes.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Preliminary Purchase Price Allocation

We accounted for this acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 addresses financial accounting and reporting for business combinations, requiring that the purchase method be used to account and report for all business combinations. The purchase price for the Bizarre Creations transaction was preliminarily allocated to assets acquired and liabilities assumed as set forth below (amounts in thousands):

Current assets	$4,352
Property and equipment, net	2,203
Goodwill	55,833
Trademark, acquired contracts and other intangibles	9,500
Deferred tax liability	(1,876)
Other liabilities	(2,639)

Total consideration	$67,373

Purchased Intangible Assets

The following table presents the components of the purchased finite-lived intangible assets acquired in the Bizarre Creations acquisition (amounts in thousands):

	Estimated Useful
	Life
	(in years)	Amount
Finite-lived intangibles:
Trademark	8	$1,100
Acquired contracts	0.5	2,800
Other intangibles	1 - 5	5,600

Total finite-lived intangibles		$9,500

The following table presents the gross and net balances, and accumulated amortization of the components of our purchased finite-lived intangible assets acquired in the Bizarre Creations acquisition as of December 31, 2007 (amounts in thousands):

	Gross	Accumulated Amortization	Effect of foreign currency rates	Net

Trademark	$1,100	$—	$(25)	$1,075
Acquired contracts	2,800	(2,363)	(35)	402
Other intangibles	5,600	(346)	(122)	5,132

Total	$9,500	$(2,709)	$(182)	$6,609

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The estimated future amortization expense of our purchased finite-lived intangible assets acquired in the Bizarre Creations acquisition as of December 31, 2007 is as follows (amounts in thousands):

Fiscal year ending March 31,	Amount
2008 (remaining three months)	$745
2009	684
2010	1,127
2011	1,503
2012	1,503
Thereafter	1,047

Total	$6,609

DemonWare

On May 11, 2007, Activision completed its acquisition of DemonWare, Ltd., a provider of network middleware technologies for console and PC games headquartered in Dublin, Ireland. We expect the acquisition to enable Activision to gain efficiencies related to online game development and to position us to take advantage of the growth in online gameplay that is expected to be driven by the next-generation consoles. We expect the acquisition to be immaterial to fiscal 2008 earnings per share and cash flow. Additionally, pro forma consolidated statements of operations for this acquisition are not shown, as they would not differ materially from reported results.

3.              Inventories

We value inventories at the lower of cost (first-in, first-out) or market. Our inventories consist of the following (amounts in thousands):

	December 31, 2007	March 31, 2007
Finished goods	$143,224	$89,048
Purchased parts and components	10,199	2,183

	$153,423	$91,231

4.              Goodwill

The changes in the carrying amount of goodwill for the nine months ended December 31, 2007 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2007	$189,342	$6,032	$195,374
Goodwill acquired during the period	58,609	—	58,609
Issuance of contingent consideration	25,864	—	25,864
Adjustment-prior period purchase allocation	(240)	—	(240)
Effect of foreign currency exchange rates	(384)	74	(310)

Balance as of December 31, 2007	$273,191	$6,106	$279,297

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Goodwill acquired during the period represents goodwill of $55.8 million and $2.8 million related to the acquisitions of Bizarre Creations and DemonWare, respectively. See Note 2 for additional information. Issuance of contingent consideration consists of additional purchase consideration related to the acquisition of RedOctane Inc. and Vicarious Visions Inc. for $22.7 million and $3.1 million, respectively, which was paid in shares of our common stock.

5.              Income Taxes

The income tax provision of $144.4 million for the three months ended December 31, 2007 reflects our effective income tax rate for the third quarter fiscal 2008 of 35%, and the income tax provision of $160.1 million for the nine months ended December 31, 2007 reflects our effective income tax rate for fiscal 2008 of 35%. While our effective income tax rate for the period equals our statutory rate there are certain items that would normally generate a variance between the two rates. Those items are the federal and state research and development tax credits and the impact of foreign tax rate differentials partially offset by state taxes. However, the net effect of those items for the three and the nine months ended December 31, 2007 was zero.

Our effective income tax rate for the third quarter fiscal 2008 of 35% differs from our effective income tax rate of 22% for the three months ended December 31, 2006 due to an increase in anticipated pretax income for fiscal 2008 determined at December 31, 2007 versus the anticipated pretax income for fiscal 2007 determined at December 31, 2006, without a corresponding increase in the benefit of book/tax differences.

The income tax expense of $40.0 million for the three months ended December 31, 2006 reflects our effective income tax rate for the third quarter fiscal 2007 of 22% which is the same as the effective tax rate of 22% for the year ended March 31, 2007. The significant items that generated the variance between our effective rate and our statutory rate of 35% for the three and the nine months ended December 31, 2006 were research and development tax credits for state purposes, and the impact of foreign tax rate differentials, partially offset by state taxes.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of Statement of Financial Accounting Standards No. 109 (“SFAS 109”) on April 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of April 1, 2007, we had $65.5 million of unrecognized tax benefits, of which $26.2 million would affect our effective tax rate if recognized. The liability for unrecognized tax benefits was unchanged during the three months ended December 31, 2007.

In addition, consistent with the provisions of FIN 48, we reclassified $15.6 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in Other Liabilities in the Consolidated Balance Sheets.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007, we had approximately $296,000 of accrued interest related to uncertain tax positions. There were no material changes to the accrued interest expense related to estimated obligations for unrecognized tax benefits net of federal benefit during the three and the nine months ended December 31, 2007.

The tax years 2002 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject, including United States of America (“U.S.”) and non-U.S. locations. We are currently under audit by the Internal Revenue Service and the California Franchise Tax Board, and it is reasonably possible that the current portion of our unrecognized tax benefits will significantly decrease within the next twelve months due to the outcome of these audits.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.              Software Development Costs and Intellectual Property Licenses

As of December 31, 2007, capitalized software development costs included $83.1 million of internally developed software costs and $16.7 million of payments made to third-party software developers. As of March 31, 2007, capitalized software development costs included $94.3 million of internally developed software costs and $36.6 million of payments made to third-party software developers. Capitalized intellectual property licenses were $77.6 million and $100.3 million as of December 31, 2007 and March 31, 2007, respectively. Amortization and write-offs of capitalized software development costs and intellectual property licenses were $191.8 million and $79.2 million for the nine months ended December 31, 2007 and 2006, respectively.

7.              Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income

The components of comprehensive income (loss) for the three and nine months ended December 31, 2007 and 2006 were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006

Net income	$272,196	$142,820	$300,720	$100,209

Other comprehensive income (loss):
Foreign currency translation adjustment	(3,608)	4,742	3,005	10,983
Unrealized appreciation (depreciation) on short-term investments, net of taxes	190	1,342	733	(8,693)

Other comprehensive income (loss)	(3,418)	6,084	3,738	2,290

Comprehensive income	$268,778	$148,904	$304,458	$102,499

Accumulated Other Comprehensive Income

For the nine months ended December 31, 2007 the components of accumulated other comprehensive income were as follows (amounts in thousands):

		Unrealized	Accumulated
		Appreciation	Other
	Foreign	(Depreciation)	Comprehensive
	Currency	on Investments	Income

Balance as of March 31, 2007	$21,070	$(868)	$20,202
Other comprehensive income	3,005	733	3,738

Balance as of December 31, 2007	$24,075	$(135)	$23,940

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Other comprehensive income is presented net of tax benefits of $0.5 million related to unrealized appreciation on our investments for the nine months ended December 31, 2007. Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

8.              Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Interest income	$12,068	$7,917	$35,823	$24,286
Interest expense	(52)	(16)	(113)	(80)
Net realized gain on investments	2	1,823	2	1,825

Investment income, net	$12,018	$9,724	$35,712	$26,031

9.              Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Nine months ended December 31,
	2007	2006
Non-cash investing and financing activities:
Subsidiaries acquired with common stock	$—	$30,000
Change in unrealized appreciation (depreciation) on short-term investments, net of taxes	733	(8,693)
Common stock issued related to acquisitions	25,864	—
Common stock issuable related to acquisition	—	39,000
Common stock issued related to employee bonuses	1,857	—
Adjustment - prior period purchase allocation	(240)	51

Supplemental cash flow information:
Cash paid for income taxes	$4,931	$3,040
Cash paid for interest	82	79

10.       Operations by Reportable Segments and Geographic Area

Based upon our organizational structure, we operate two business segments: (i) publishing of interactive entertainment software and peripherals and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with certain third-party publishers. In the U.S. and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. We conduct our international publishing activities through offices in the UK, Germany, France, Italy, Spain, Australia, Sweden, the Netherlands, Canada, South Korea, and Japan where products are sold on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly owned distribution subsidiaries.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

Information on the reportable segments for the three and nine months ended December 31, 2007 and 2006 is as follows (amounts in thousands):

	Three months ended December 31, 2007
	Publishing	Distribution	Total

Total segment revenues	$1,308,650	$173,834	$1,482,484
Revenues from sales between segments	(72,132)	72,132	—

Revenues from external customers	$1,236,518	$245,966	$1,482,484

Operating income	$390,819	$13,715	$404,534

Total assets	$2,371,974	$241,140	$2,613,114

	Three months ended December 31, 2006
	Publishing	Distribution	Total

Total segment revenues	$649,797	$174,462	$824,259
Revenues from sales between segments	(43,937)	43,937	—

Revenues from external customers	$605,860	$218,399	$824,259

Operating income	$160,628	$12,492	$173,120

Total assets	$1,667,103	$224,367	$1,891,470

	Nine months ended December 31, 2007
	Publishing	Distribution	Total

Total segment revenues	$1,991,631	$304,054	$2,295,685
Revenues from sales between segments	(115,488)	115,488	—

Revenues from external customers	$1,876,143	$419,542	$2,295,685

Operating income	$410,269	$14,812	$425,081

Total assets	$2,371,974	$241,140	$2,613,114

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Nine months ended December 31, 2006
	Publishing	Distribution	Total

Total segment revenues	$909,963	$290,537	$1,200,500
Revenues from sales between segments	(63,288)	63,288	—

Revenues from external customers	$846,675	$353,825	$1,200,500

Operating income	$92,503	$9,758	$102,261

Total assets	$1,667,103	$224,367	$1,891,470

Geographic information for the three and nine months ended December 31, 2007 and 2006 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006

North America	$923,793	$463,388	$1,395,133	$637,251
Europe	514,565	345,969	831,104	535,556
Other	44,126	14,902	69,448	27,693

Total	$1,482,484	$824,259	$2,295,685	$1,200,500

Revenues by platform were as follows (amounts in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006

Console	$1,239,984	$647,585	$1,882,342	$884,035
Hand-held	139,683	128,386	273,155	219,757
PC	102,817	48,288	140,188	96,708

Total	$1,482,484	$824,259	$2,295,685	$1,200,500

We had three customers that accounted for 13%, 14%, and 11% of consolidated net revenues for the three months ended December 31, 2007, respectively, and 15%, 14%, and 11% of consolidated net revenues for the nine months ended December 31, 2007, respectively. These customers accounted for 17%, 9%, and 10% of consolidated gross accounts receivable at December 31, 2007, respectively. These customers were customers of both our publishing and distribution businesses. We had one customer that accounted for 21% and 22% of consolidated net revenues for the three and nine month periods ended December 31, 2006, respectively, and 29% of consolidated gross accounts receivable at December 31, 2006. This customer was a customer of both our publishing and distribution businesses.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.       Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings per share – income available to common shareholders	$272,196	$142,820	$300,720	$100,209

Denominator:
Denominator for basic earnings per share - weighted-average common shares outstanding	291,176	282,512	287,439	280,499

Effect of dilutive securities:
Employee stock options, employee stock purchase plans, and restricted stock rights	22,927	24,025	23,101	23,222
Warrants to purchase common stock and other dilutive common stock equivalents	2,369	638	3,006	596

Potential dilutive common shares	25,296	24,663	26,107	23,818

Denominator for diluted earnings per share – weighted-average common shares outstanding assuming dilution	316,472	307,175	313,546	304,317

Basic earnings per share	$0.93	$0.51	$1.05	$0.36

Diluted earnings per share	$0.86	$0.46	$0.96	$0.33

Options to purchase 7.7 million and 6.7 million shares of our common stock for the three months ended December 31, 2007 and 2006, respectively, were not included in the calculations of diluted earnings per share because their effect would be antidilutive.

Options to purchase 6.0 million and 9.6 million shares of our common stock for the nine months ended December 31, 2007 and 2006, respectively, were not included in the calculations of diluted earnings per share because their effect would be antidilutive.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.       Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”). The UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($23.9 million), including issuing letters of credit, on a revolving basis as of December 31, 2007. The UK Facility bore interest at LIBOR plus 2.0% as of December 31, 2007, is collateralized by substantially all of the assets of the subsidiary and expired in January 2008 and was renewed. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The German Facility provided for revolving loans up to EUR 0.5 million ($0.7 million) as of December 31, 2007, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date. No borrowings were outstanding against the UK Facility and the German Facility as of December 31, 2007.

As of December 31, 2007, we maintained a $10.0 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At December 31, 2007, the $10.0 million deposit is included in short-term investments as restricted cash. No borrowings were outstanding as of December 31, 2007.

As of December 31, 2007, our publishing subsidiary located in the UK maintained a EUR 7.0 million ($10.3 million) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in February 2009. No borrowings were outstanding as of December 31, 2007.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of December 31, 2007, are scheduled to be paid as follows (amounts in thousands):

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Contractual Obligations(1)
	Facility and	Developer
	Equipment Leases	and IP	Marketing	Total

Fiscal year ending March 31,

2008 (remaining three months)	$4,635	$22,839	$100	$27,574
2009	18,987	74,927	46,283	140,197
2010	16,944	23,107	16,100	56,151
2011	14,417	30,886	13,100	58,403
2012	10,211	16,586	—	26,797
Thereafter	39,677	47,586	—	87,263

Total	$104,871	$215,931	$75,583	$396,385

(1)  We have omitted FIN 48 liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At the adoption date of April 1, 2007, we had $65.5 million of unrecognized tax benefits.

Compensation Guarantee

In June 2005, we entered into an employment agreement with the President and Chief Executive Officer of Activision Publishing, Inc., our wholly owned subsidiary and principal operating subsidiary, containing a guarantee related to his total compensation. The agreement guarantees that, if on May 15, 2010 his total compensation and any severance payments received by him has not exceeded $20.0 million, we will make a payment for the amount of the shortfall. The $20.0 million guarantee will be recognized as compensation expense over the term of the employment agreement and consists of salary payments, bonus payments, restricted stock expense, stock option expense, and an accrual for any anticipated remaining portion of the guarantee. The remaining portion of the guarantee is accrued over the term of the agreement in “Other liabilities” and will remain accrued until the end of the employment agreement, at which point it will be used to make a payment for any shortfall or reclassified into shareholders’ equity.

Legal Proceedings

In July 2006, individuals and/or entities claiming to be our stockholders filed derivative lawsuits, purportedly on our behalf, against certain current and former members of our Board of Directors as well as several of our current and former officers. Three derivative actions have been filed in Los Angeles Superior Court: Vazquez v. Kotick, et al ., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al. L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006). These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Four derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006), Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006) Abdelnur vs. Kotick et al., C.D. Cal. Case No. CV07-3575 AHM (PJWx) (filed June 1, 2007), and Scarborough v. Kotick et al., C.D. Cal. Case No. CV07-4602 SVW (PLAx) (filed July 18, 2007). These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints allege, among other things, purported improprieties in our issuance of stock options. Plaintiffs seek various relief on our behalf, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. We expect that

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

defense expenses associated with the matters will be covered by our directors and officers insurance, subject to the terms and conditions of the applicable policies.

The parties attended a mediation related to the consolidated federal action on November 1, 2007. On or about December 4, 2007, we, the plaintiffs, and certain of our current and former officers and directors notified the court in the federal action that we reached agreement in principle to settle the shareholder derivative litigation pending against such current and former directors and officers of ours.  On January 17, 2008, the parties amended that agreement to, among other things, include the plaintiffs in the state court action as parties thereto. The nonbinding agreement in principle is subject, among other things, to the negotiation of a binding definitive settlement agreement addressing all settlement terms, as well as to further approval by the parties and the court.

Motions to dismiss that had been filed in the federal action have been ordered withdrawn without prejudice in view of the parties’ settlement discussions.

The order granted on May 24, 2007 to stay the consolidated state action pending the resolution of motions to dismiss in the federal action is still in place. The parties have advised the state court of the parties’ settlement discussions and will file a status report on February 8, 2008.

On July 24, 2006, we received a letter of informal inquiry from the SEC requesting certain documents and information relating to our historical stock option grant practices. Thereafter, the SEC issued a formal order of non-public investigation, pursuant to which it has subpoenaed documents from us related to the investigation, and has subpoenaed testimony and documents from certain current and former directors, officers and employees of ours.

We are cooperating with the SEC’s investigation, and representatives of the special subcommittee of independent members of our Board of Directors established in July 2006 to review our historical stock option granting practices (the “Special Subcommittee”) and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has our outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and to brief the SEC staff on the Special Subcommittee’s findings and recommendations. A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC. At this time, we have not received any grand jury subpoenas or written requests from the Department of Justice.

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

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

the Compensation Committee, as well as incentive bonuses, for the purpose of providing incentives and rewards for superior performance to the directors, officers, employees of, and consultants to, Activision and its subsidiaries.

While the Compensation Committee has broad discretion to create equity incentives, our equity-based compensation program currently primarily utilizes a combination of options, restricted stock and restricted stock units. Such awards generally have time-based vesting schedules, vesting annually over periods of three to five years, or vest in their entirety on an anniversary of date of grant, subject to possible earlier vesting if certain performance measures are met, and all such awards which are options generally expire ten years from the grant date. Under the terms of the 2007 Plan, the exercise price for options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on the NASDAQ.

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

The number of shares available for issuance under the 2007 Plan was increased by an additional 2,685,577 shares of our common stock to reflect the shares reserved for issuance but not subject to outstanding awards under the Rolled-Up Plans at the time the 2007 Plan became effective. Additionally, the number of shares of our common stock reserved for issuance under the 2007 Plan may be further increased from time to time by:  (i) the number of shares relating to awards outstanding under any Rolled-Up Plan that:  (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; and (ii) if the exercise price of any option outstanding under any Rolled-Up Plan is, or the tax withholding requirements with respect to any award outstanding under any Rolled-Up Plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to us shares already owned, the number of shares equal to the withheld or transferred shares. As of December 31, 2007, we had approximately 16.4 million shares of our common stock reserved for future issuance under the 2007 Plan. Shares issued in connection with awards made under the 2007 Plan are generally issued as new stock issuances.

Restricted Stock Units and Restricted Stock

We grant restricted stock units and restricted stock (collectively referred to as “restricted stock rights”) under the 2007 Plan to employees around the world. Restricted stock units entitle the holders thereof to receive shares of our common stock at the end of a specified period of time. Restricted stock is issued and outstanding upon grant; however, restricted stock holders are restricted from selling the shares until they vest. Upon vesting of restricted stock rights, we may withhold shares otherwise deliverable to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is based upon the holders’ continued employment with us. If the vesting conditions are not met, unvested restricted stock rights will be forfeited.

During the first quarter fiscal 2008, we issued restricted stock rights of 8,000 shares to an employee with a total grant date fair value of $163,000. During the second quarter fiscal 2008, we issued restricted stock rights of 75,333 shares to employees with a total grant date fair value of $1.5 million. In connection with the annual grant of employee incentives in the third quarter fiscal 2008, we issued restricted stock rights of 409,208 shares to employees with a total grant date fair value of $8.5 million. The value of the shares is based on the closing market price of our common stock on the date of grant. In accordance with SFAS No. 123R, we will recognize compensation expense and increase additional paid in capital related to restricted stock rights over the requisite service period. For the three and nine months ended December 31, 2007, we

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

recorded expenses related to total restricted stock rights of approximately $1.4 million and $2.3 million, respectively. For the three and nine months ended December 31, 2006, we recorded expenses related to total restricted stock rights of approximately $292,000 and $642,000, respectively. Since the issuance dates, we have recognized $3.7 million of the $15.0 million total fair value, with the remainder to be recognized over a weighted-average period of 1.72 years.

Non-Plan Employee Stock Options

In connection with prior employment agreements between Activision and Robert A. Kotick, Activision’s Chairman and Chief Executive Officer, and Brian G. Kelly, Activision’s Co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase our common stock. The Board of Directors approved the granting of these options. As of December 31, 2007, options to purchase approximately 8,304,800 shares under such grants were outstanding with a weighted-average exercise price of $2.05.

Employee Stock Purchase Plan

Effective October 1, 2005, the Board of Directors approved the Activision, Inc. Third Amended and Restated 2002 Employee Stock Purchase Plan and the Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan for International Employees (together, the “ESPP”). Under the ESPP, up to an aggregate of 4,000,000 shares of our common stock may be purchased by eligible employees during two six-month offering periods that commence each April 1 and October 1 (the “Offering Period”). Common stock is purchased by the ESPP participants at a price per share generally equal to 85% of the lower of the fair market value of our common stock on the first day of the Offering Period and the fair market value of our common stock on the purchase date (the last day of the Offering Period). Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period and are limited to a maximum of $10,000 in value for any two purchases within the same calendar year. On June 13, 2007, employees purchased 228,242 shares of our common stock at a purchase price of $12.835 per share. On September 28, 2007, the most recent purchase date, employees purchased 126,008 shares of our common stock at a purchase price of $16.099 per share. As of December 31, 2007, we had approximately 1.2 million shares of our common stock reserved for future issuance under the ESPP. Shares issued in connection with purchases made under the ESPP are generally issued as new stock issuances.

Non-Employee Warrants

In prior years, we have granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party warrants is generally greater than or equal to the fair market value of our common stock at the date of grant. No third-party warrants were granted during the quarters or nine months ended December 31, 2007 and 2006. As of December 31, 2007 and 2006, respectively, third-party warrants to purchase 919,800 and 936,000 shares of our common stock were outstanding with a weighted-average exercise price of $4.59 and $4.54 per share, respectively.

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

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Employee Retirement Plan

We have a retirement plan covering substantially all of our eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 92% of their pre-tax salary, up to the maximum amount allowed by law. We contribute an amount equal to 20% of each dollar contributed by a participant. Our matching contributions to the plan were approximately $356,000 and $1.2 million during the three and nine months ended December 31, 2007, respectively. Our matching contributions to the plan were approximately $293,600 and $1.0 million during the three and nine months ended December 31, 2006, respectively.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock rights, and ESPP included in our Consolidated Statements of Operations for the three and nine months ended December 31, 2007 and 2006 (amounts in thousands):

	Three Months Ended December 31, 2007	Nine months ended December 31, 2007
Cost of sales - software royalties and amortization	$7,708	$9,801
Product development	6,223	10,144
Sales and marketing	1,466	5,105
General and administrative	5,508	10,884

Stock-based compensation expense before income taxes	20,905	35,934
Income tax benefit	(8,174)	(14,050)

Total stock-based compensation expense after income taxes	$12,731	$21,884

	Three Months Ended December 31, 2006	Nine months ended December 31, 2006
Cost of sales - software royalties and amortization	$1,836	$1,872
Product development	1,394	4,064
Sales and marketing	1,559	3,488
General and administrative	2,904	9,009

Stock-based compensation expense before income taxes	7,693	18,433
Income tax benefit	(3,008)	(7,207)

Total stock-based compensation expense after income taxes	$4,685	$11,226

Additionally, stock option expenses are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” as discussed in Note 1. The

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

following table summarizes stock option expense included in our Consolidated Balance Sheets as a component of software development (amounts in thousands):

Software Development
Balance as of March 31, 2007	$6,566
Stock-based compensation expense capitalized during period	10,952
Amortization of capitalized stock-based compensation expense	(9,801)
Balance as of December 31, 2007	$7,717

Net cash proceeds from the exercise of stock options were $8.7 million and $39.0 million for the three and nine months ended December 31, 2007, respectively. Net cash proceeds from the exercise of stock options were $7.0 million and $19.0 million for the three and nine months ended December 31, 2006, respectively. Income tax benefit from stock option exercises was $41.5 million and $50.7 million for the three and nine months ended December 31, 2007, respectively. Income tax benefit from stock option exercises was $5.5 million and $11.4 million for the three and nine months ended December 31, 2006, respectively. In accordance with SFAS No. 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Consistent with SFAS No. 123R, data input into our binomial lattice model reflects expected future changes during the option’s contractual term. The inputs required by our binomial lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior.  Statistical methods were used to estimate termination rates for specific types of employees. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee-type-specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period. These probabilities are then used to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. The weighted-average estimated value of employee stock options granted during the three months ended December 31, 2007 and 2006 was $11.41 and $7.44 per share, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Employee and Director Options and Warrants		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Expected term (in years)	5.38	5.76	0.5	0.5
Risk-free interest rate	4.48%	4.70%	4.15%	4.74%
Volatility	51.20%	53.10%	41.39%	44.34%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$11.41	$7.44	$6.04	$3.89

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Nine months ended		Nine months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Expected term (in years)	5.42	4.80	0.5	0.5
Risk-free interest rate	4.72%	5.00%	4.15%	4.74%
Volatility	50.97%	54.19%	41.39%	44.34%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$9.17	$5.68	$6.04	$3.89

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and SAB No. 107. These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility. Based on these methods, for options granted during the three months ended December 31, 2007, the expected stock price volatility ranged from 48.02% to 51.88%, with a weighted-average volatility of 51.20% for options granted during the quarter ended December 31, 2007. For options granted during the three months ended December 31, 2006, the expected stock price volatility ranged from 44.20% to 56.10%, with a weighted-average volatility of 53.10% for options granted during the three months ended December 31, 2006.

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

Accuracy of Fair Value Estimates

We use third-party analyses to assist in developing the assumptions used in the binomial-lattice model, including model inputs and measures of employees’ exercise and post-vesting termination behavior. However, we are responsible for the assumptions used to estimate the fair value of our share-based payment awards.

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

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

that are produced by this model may not be indicative of the fair value observed between a willing buyer/willing seller. Unfortunately, it is difficult to determine if this is the case, because markets do not currently exist that permit the active trading of employee stock option and other share-based instruments.

Stock option activity for the nine months ended December 31, 2007 is as follows (amounts in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	49,429	$7.18
Granted	11,207	20.38
Exercised	(9,195)	6.48
Forfeited	(2,243)	9.33

Outstanding at December 31, 2007	49,198	$10.54	6.16	$942,407

Exercisable at December 31, 2007	26,734	$5.72	4.09	$641,076

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our third quarter fiscal 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised is $104.7 million and $151.2 million for the three and nine months ended December 31, 2007, respectively. Total intrinsic value of options exercised is $15.3 million and $32.0 million for the three and nine months ended December 31, 2006, respectively.

As of December 31, 2007, $93.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

On June 8, 2007, with respect to unexercised options subject to Section 409A of the Internal Revenue Code held by employees who are not executive officers, Activision commenced an offer to amend the exercise price of these options to eliminate the grantee’s Section 409A tax liability consistent with Internal Revenue Service guidance. Pursuant to the offer, which closed on July 6, 2007, we made a cash payment in January 2008 to employees who have accepted the offer, totaling approximately $4.1 million, which represents the difference between the original exercise price of each amended option and the amended exercise price of each amended option. The offer with respect to all eligible options is considered a modification of those options for financial reporting purposes. Pursuant to the accounting standards in effect under SFAS No. 123R, the incremental fair value of approximately $1.0 million and the remaining portion of approximately $3.1 million, created as a result of cash payments that become payable pursuant to the terms of the offer, was recognized as compensation expense and equity, respectively, at the expiration of the offer period on July 6, 2007.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

14.  Impact of Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141(R)”). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. Also in December 2007, the FASB issued SFAS No. 160. Non-controlling Interests in Consolidated Financial Statements (“FAS 160”). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, with earlier adoption being prohibited. We do not currently have any non-controlling interests in our subsidiaries, and accordingly, the adoption of FAS 160 is not expected to have a material impact on our Consolidated Financial Statements. We are currently evaluating the impact from the adoption of FAS 141R will have on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We do not expect that the adoption of SFAS No. 157 will have a material effect on our financial position or results of operations.

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

15.  Business Combination Agreement with Vivendi

On December 2, 2007, we and Vivendi S.A. (“Vivendi”) (Euronext Paris: VIV) announced the signing of a definitive agreement to combine Vivendi Games, Inc. (“Vivendi Games”), Vivendi’s interactive entertainment business - which includes Blizzard Entertainment, Inc.’s World of Warcraft, a leading massively multi-player online role-playing game franchise - with us. On closing of the transaction, we will be renamed Activision Blizzard, Inc. (“Activision Blizzard”) and will continue to operate as a public company traded on NASDAQ under the ticker ATVI. While we are the legal acquirer and the surviving

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

entity in this transaction, Vivendi Games will be deemed to be the accounting acquirer in the transaction treated as a reverse acquisition for accounting purposes. As such, our historical financial statements after the close of the merger will be those of Vivendi Games.

Under the term of the business combination agreement, we and Vivendi Games will combine our businesses through the merger of a newly formed, wholly owned subsidiary of ours with and into Vivendi Games. As a result of the merger, Vivendi Games, the parent company of Blizzard Entertainment, Inc. and Sierra Entertainment, Inc., will become a wholly owned subsidiary of ours. VGAC LLC, a subsidiary of Vivendi and the sole stockholder of Vivendi Games, will receive approximately 295.3 million newly issued shares of our common stock in the merger, which number is based upon a valuation of Vivendi Games at $8.121 billion and a per share price for our common stock of $27.50.

Simultaneously with the merger, Vivendi will purchase from us 62.9 million newly issued shares of our common stock, at $27.50 per share, for an aggregate purchase price of approximately $1.731 billion. Immediately following completion of the merger and share purchase, Vivendi and its subsidiaries are expected to own approximately 52.2% of the issued and outstanding shares of Activision Blizzard’s common stock on a fully diluted basis.

After the closing of the transaction, Activision Blizzard will commence a cash tender offer for up to 146.5 million of its shares (representing approximately 50% of the shares of our common stock outstanding immediately prior to the transaction) at $27.50 per share. If the tender offer is fully subscribed, Vivendi and its subsidiaries are expected to own approximately 68.0% of the issued and outstanding shares of Activision Blizzard’s common stock on a fully diluted basis. Under the terms of the business combination agreement, we and Vivendi have agreed the purchase of the shares tendered in the tender offer will be funded as follows: (a) the first $2.928 billion of the aggregate consideration will be funded by Activision Blizzard with proceeds from the share purchase described above, available cash on hand and, if necessary, borrowings made under one or more new credit facilities; (b) if the aggregate consideration is more than $2.928 billion, Vivendi has agreed to purchase from Activision Blizzard, at a purchase price of $27.50 per share, additional newly issued shares of Activision Blizzard common stock in an amount equal to the lesser of (x) $700 million and (y) the excess of the aggregate consideration over $2.928 billion, which amount will be used to fund the amount of the aggregate consideration that is in excess of $2.928 billion; and (c) if the aggregate consideration exceeds $3.628 billion, Activision Blizzard will fund the additional amount of the aggregate consideration that is in excess of $3.628 billion (up to the maximum aggregate consideration of $4.028 billion) through borrowings made under one or more new credit facilities issued by Vivendi or third party lenders.

The transaction is subject to customary closing conditions, including the approval by our shareholders as well as certain regulatory approvals, and is expected to close during the first half of calendar year 2008.

All information included in the accompanying unaudited Consolidated Financial Statements and notes to Consolidated Financial Statements in this report reflects only our results, and does not reflect any impact of the proposed merger.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that are used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics. Our fiscal 2008 product portfolio includes titles such as Guitar Hero II for the Microsoft Xbox360, Spider-Man 3 The Game (“Spider-Man 3”), Shrek the Third, TRANSFORMERS: The Game, Enemy Territory: Quake Wars, Call of Duty 4: Modern Warfare, Tony Hawk’s Proving Ground, Bee Movie Game, Spider-Man: Friend or Foe, Guitar Hero: Rocks the 80s for the PS2, and Guitar Hero III: Legends of Rock.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), the Sony PlayStation 3 (“PS3”), the Nintendo Wii (“Wii”), and the Microsoft Xbox360 (“Xbox360”) console systems, the Nintendo Game Boy Advance (“GBA”), the Nintendo Dual Screen (“NDS”), and the Sony PlayStation Portable (“PSP”) hand-held devices, and the personal computer (“PC”). The installed base for the previous generation of hardware platforms (e.g., the PS2 and the Microsoft Xbox (“Xbox”)) is significant and the fiscal 2006 release of the Xbox360 and the fiscal 2007 releases of the PS3 and the Wii have further expanded the software market. During the third quarter fiscal 2008, we successfully released three major titles for the PS3, the Xbox360, and/or the Wii – Call of Duty 4: Modern Warfare, Guitar Hero III: Legends of Rock, and Tony Hawk’s Proving Ground. Guitar Hero III: Legends of Rock and Tony Hawk’s Proving Ground are also available for the PS2. Our plan is to continue to build on a significant presence on the PS3, the Wii, and the Xbox360 (“the next-generation platforms”) by continuing to expand the number of titles released on the next generation and hand-held platforms while continuing to market to the PS2 platform as long as economically attractive given its large installed base.

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

Our fiscal 2008 releases include well-established brands, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases. For example, we have a long-term relationship with Marvel Entertainment, Inc. through an exclusive licensing agreement for the Spider-Man and X-Men franchises through 2017. This agreement grants us the exclusive, worldwide rights to develop and publish video games based on Marvel’s comic book franchises: Spider-Man and X-Men. In addition, we have an agreement with Spider-Man Merchandising, LP which grants us exclusive, worldwide rights to publish video games based on subsequent Spider-Man feature films through 2017. Through December 31, 2007, games based on the Spider-Man and X-Men franchises have generated approximately $1.1 billion in net revenues worldwide. Under this agreement, in the first quarter fiscal 2007 we released the video game, X-Men: The Official Game coinciding with the theatrical release of “X-Men: The Last Stand.”  In the third quarter fiscal 2007, we released Marvel: Ultimate Alliance across multiple platforms and Spider-Man: Battle for New York on the NDS and the GBA. In the first quarter fiscal 2008, we released Spider-Man 3 based on Columbia Pictures/Marvel Entertainment, Inc.’s feature film “Spider-Man 3,” which was released in May 2007. We also released Spider-Man: Friend or Foe in the third quarter fiscal 2008.

We also have an exclusive licensing agreement with professional skateboarder Tony Hawk. The agreement grants us exclusive rights to develop and publish video games through 2015 using Tony Hawk’s name and likeness. Through December 31, 2007, we have released nine titles in the Tony Hawk franchise with cumulative net revenues of $1.3 billion, including the fiscal 2008 third quarter release, Tony Hawk’s Proving Ground, which was released on the PS3, the PS2, the Wii and the NDS.

We have continued our focus on establishing and maintaining relationships with talented and experienced software development and publishing teams. In June 2006, we acquired RedOctane, Inc. (“RedOctane”), the publisher of the popular Guitar Hero franchise. The Guitar Hero franchise has set the industry record, surpassing $1 billion in North America retail sales in just 26 months, according to the NPD Group, which is a provider of consumer and retail market research information for a wide range of industries. In the third quarter fiscal 2008, we released Guitar Hero III: Legends of Rock, which according to the NPD Group was the number one title in units and dollars for calendar year 2007, making it the best-selling video game of all time in a single calendar year. We plan on continuing to build on this franchise by investing in future development of Guitar Hero titles across a variety of platforms. In September 2007, we acquired U.K.-based video game developer Bizarre Creations Limited (“Bizarre Creations”), a leader in the racing category. With more than 10 years’ experience in the racing genre, Bizarre Creations developed the innovative multi-million unit selling franchise, Project Gotham Racing for Microsoft, a critically-acclaimed series for the Xbox and Xbox360. Bizarre Creations and its games have won numerous industry awards including: Best Racing Game for Project Gotham Racing 2 from the prestigious British Academy of Film and Television Arts (BAFTA); the Industry Grand Prix Award from Develop; MCV’s UK Development Team 2006 award; Best Racing/Driving Game from IGN; Game of the Year from OXM and Gamespy for Project Gotham Racing 3; and IGN’s Best XBLA Game for Geometry Wars: Retro Evolved. Bizarre Creations will play a role in our growth strategy as we develop a new intellectual property for the racing segment, expand our development capability and capacity for other genres and utilize Bizarre Creations’ proprietary development technology. We also have development agreements with other top-level, third-party developers such as id Software, Inc., Splash Damage, Ltd., and Next Level Games.

We will also continue to evaluate and exploit emerging brands that we believe have potential to become successful game franchises. For example, we have multi-year, multi-property, agreements with DreamWorks Animation LLC that grant us the exclusive rights to publish video games based on DreamWorks Animation SKG’s theatrical release “Shark Tale,” which was released in the second quarter fiscal 2005, “Madagascar,” which was released in the first quarter fiscal 2006, “Over the Hedge,” which was released in the first quarter fiscal 2007, “Shrek the Third,” which was released in the first quarter fiscal 2008, “Bee Movie,” which was released in the third quarter fiscal 2008, and all of their respective sequels. In addition, our multi-year agreements with DreamWorks Animation LLC also grant us the exclusive video game rights to three upcoming DreamWorks Animation feature films, including Kung Fu Panda, Monsters vs Aliens and How to Train Your Dragon.

Additionally, we have a strategic alliance with Harrah’s Entertainment, Inc. that grants us the exclusive, worldwide interactive rights to develop and publish “World Series of Poker” video games based on the popular World Series of Poker Tournament. In the second quarter fiscal 2006, we released our first title under this alliance, World Series of Poker, which became the number one poker title of calendar year 2005. Further building on this franchise, in the second quarter fiscal 2007, we released our second title under this alliance, World Series of Poker: Tournament of Champions. Additionally, we released our third title under this alliance, World Series of Poker: Battle for the Bracelet in the second quarter fiscal 2008.

We also continue to build on our portfolio of licensed intellectual property. In February 2006, we signed an agreement with Hasbro Properties Group granting us the exclusive global rights (excluding Japan) to develop console, hand-held, and PC games based on Hasbro’s “Transformers” brand. We had a strong initial release of our first game in late June 2007 concurrently with the early July 2007 movie release of the live action “Transformers” film from DreamWorks Pictures and Paramount Pictures. In April 2006, we signed an agreement with MGM Interactive and EON Productions Ltd. granting us the exclusive rights to develop and publish video games based on the James Bond license through 2014.

In April 2006, we signed a multi-year agreement with Mattel, Inc. which grants us the exclusive worldwide distribution rights for the catalog of video games based on Mattel, Inc.’s Barbie brand on all platforms. Through the third quarter fiscal 2007, we distributed six Barbie titles: Barbie in the 12 Dancing Princesses, The Barbie Diaries: High School Mystery, Barbie Fashion Show, Barbie Horse Adventures: Mystery Ride, Barbie and the Magic of Pegasus, and Barbie as the Princess and the Pauper. Based on the success of this distribution, we signed multi-year license agreements with Mattel, Inc. in January 2007 which grant us the exclusive worldwide rights to develop and publish new video games based on Mattel Inc.’s Barbie and Hot Wheels brands on all platforms. In the second quarter fiscal 2008, we released Hot Wheels: Beat That!. In September 2006, we entered into a distribution agreement with MTV Networks Kids and Family Group’s Nickelodeon, a division of Viacom Inc., to be the exclusive distributor of three new Nick Jr. PC CD-ROM titles, published by Nickelodeon and based on the top preschool series on commercial television, Dora The Explorer, The Backyardigans, and Go, Diego, Go!.

We are utilizing these developer relationships, new intellectual property acquisitions, new original intellectual property creations, and our existing library of intellectual property to further focus our game development on product lines that will deliver significant, lasting, and recurring revenues and operating profits.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Note 1 to the Notes to Consolidated Financial Statements included in Item 1. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Some of our software products provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features.  In instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, we take this into account when determining the appropriate revenue recognition.This evaluation is performed for each software product when it is released. We determined that one of our software titles, Enemy Territory: Quake Wars (which is primarily an online multiplayer PC game), contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to game play. As such, our performance obligations for this title extend beyond the sale of the game, which is unique compared to other prior titles. Vendor-specific objective evidence of fair value (“VSOE”) does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we are recognizing all of the revenue from the sale of this title ratably over an estimated service period, which is estimated to be six months beginning the month after shipment. In addition, we are deferring the costs of sales for this title. Cost of sales includes: manufacturing costs, software royalties and amortization, and intellectual property licenses. Overall, online play functionality is still an emerging area for us. As we move forward, we will monitor this developing functionality and its significance for our products. Our assessment of our obligations with respect to this functionality and the resulting accounting may change in the future.

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

Sales incentives or other consideration given by us to our customers is accounted for in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” In accordance with EITF Issue 01-9, sales incentives and other consideration that are considered adjustments of the selling price of our products, such as rebates and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular advertisement, are reflected as sales and marketing expenses.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms and consistent delivery to us of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title:  historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the brand, console hardware life cycle, our sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2007 allowance for returns and price protection would impact net revenues by $1.8 million.

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

We account for software development costs in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product’s release, we expense, as part of “cost of sales — software royalties and amortization,” capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense. We evaluate the future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products to which the costs relate. Criteria used to evaluate expected product performance include:  historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

Stock-based Compensation Expense

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense recognized under SFAS No. 123R for the three and nine months ended December 31, 2007 was $20.9 million and $35.9 million, respectively, and for the three and nine months ended December 31, 2006 was $7.7 million and $18.4 million, respectively. See Note 13 to the Consolidated Financial Statements for additional information.

We estimate the value of employee stock options on the date of grant using a binomial-lattice model. The fair value of a share-based payment as of the grant date estimated by an option pricing model depends upon our future stock price as well as assumptions concerning expected volatility, risk-free interest rate, and risk-adjusted stock return, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee type specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period. These probabilities were then used to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. The weighted-average estimated value of employee stock options granted during the three months ended December 31, 2007 was $11.41 per share using the binomial-lattice model with the following weighted-average assumptions:

	Three Months Ended December 31, 2007	Nine months ended December 31, 2007
Expected volatility	51.20%	50.97%
Risk-free interest rate	4.48%	4.72%
Expected dividends	—	—

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and Staff Accounting Bulletin No. 107 (“SAB 107”). These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility. Based on these methods, for options granted during the three months ended December 31, 2007, the expected stock price volatility ranged from 48.02% to 51.88%, with a weighted-average volatility of 51.20% for options granted during the quarter ended December 31, 2007. For options granted during the three months ended December 31, 2006, the expected stock price volatility ranged from 44.20% to 56.10%, with a weighted-average volatility of 53.10% for options granted during the three months ended December 31, 2006.

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

Selected Consolidated Statements of Operations Data

The following table sets forth certain Consolidated Statements of Operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, business segment and platform, as well as operating income by business segment as a percentage of segment net revenues (amounts in thousands):

	Three Months Ended December 31,				Nine months ended December 31,
	2007		2006		2007		2006

Net revenues	$1,482,484	100%	$824,259	100%	$2,295,685	100%	$1,200,500	100%

Costs and expenses:
Cost of sales- product costs	597,046	40	382,165	46	966,271	42	618,162	52
Cost of sales -software royalties and amortization	125,614	9	77,449	9	242,293	11	106,058	9
Cost of sales - intellectual property licenses	39,630	3	23,566	3	86,642	4	37,838	3
Product development	124,501	8	37,162	5	190,483	8	88,395	7
Sales and marketing	120,090	8	87,410	11	240,670	10	156,139	13
General and administrative	71,069	5	43,387	5	144,245	6	91,647	8

Total costs and expenses	1,077,950	73	651,139	79	1,870,604	81	1,098,239	92

Operating income	404,534	27	173,120	21	425,081	19	102,261	8

Investment income, net	12,018	1	9,724	1	35,712	1	26,031	2

Income before income tax provision	416,552	28	182,844	22	460,793	20	128,292	10

Income tax provision	144,356	10	40,024	5	160,073	7	28,083	2

Net income	$272,196	18%	$142,820	17%	$300,720	13%	$100,209	8%

Net Revenues by Territory:
North America	$923,793	62%	$463,388	56%	$1,395,133	61%	$637,251	53%
Europe	514,565	35	345,969	42	831,104	36	535,556	45
Other	44,126	3	14,902	2	69,448	3	27,693	2

Total net revenues	$1,482,484	100%	$824,259	100%	$2,295,685	100%	$1,200,500	100%

Net Revenues by Segment/Platform Mix Publishing:
Console	$1,124,272	76%	$545,070	66%	$1,683,204	73%	$719,395	60%
Hand-held	96,871	7	71,339	9	192,557	9	121,125	10
PC	87,507	5	33,388	4	115,870	5	69,443	6
Total publishing net revenues	1,308,650	88	649,797	79	1,991,631	87	909,963	76

Distribution:
Console	115,712	8	102,515	12	199,138	9	164,640	14
Hand-held	42,812	3	57,047	7	80,598	3	98,632	8
PC	15,310	1	14,900	2	24,318	1	27,265	2

Total distribution net revenues	173,834	12	174,462	21	304,054	13	290,537	24

Total net revenues	$1,482,484	100%	$824,259	100%	$2,295,685	100%	$1,200,500	100%

Operating Income by Segment and as a Percentage of Total Segment Net Revenues:
Publishing	$390,819	30%	$160,628	25%	$410,269	21%	$92,503	10%
Distribution	13,715	8	12,492	7	14,812	5	9,758	3

Total operating income	$404,534	27%	$173,120	21%	$425,081	19%	$102,261	8%

Results of Operations – Three and Nine Months Ended December 31, 2007 and 2006

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS3, PS2, Xbox360, and Wii), PCs, and hand-held game devices (such as the NDS, and PSP). We also derive revenue from our distribution business in Europe, which provides logistical and sales services to third-party publishers of interactive entertainment software, to our own publishing operations, and to third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended December 31, 2007 and 2006 (amounts in thousands):

	Three Months Ended December 31,		Increase/	Percent
	2007	2006	(Decrease)	Change
Publishing Net Revenues

North America	$923,793	$463,388	$460,405	99%

Europe	340,731	171,507	169,224	99%

Other	44,126	14,902	29,224	196%

Total International	384,857	186,409	198,448	106%

Total publishing net revenues	1,308,650	649,797	658,853	101%

Distribution net revenues	173,834	174,462	(628)	0%

Consolidated net revenues	$1,482,484	$824,259	$658,225	80%

Consolidated net revenues increased 80% from $824.3 million for the three months ended December 31, 2006 to $1,482.5 million for the three months ended December 31, 2007.

Commencing with the second quarter fiscal 2008, we have determined that for one of our titles, Enemy Territory: Quake Wars (which is primarily an online multiplayer PC game), all of the net revenues from the sale of this title will be recognized on a deferred basis — straight-line over an estimated service period, which we estimate to be six months beginning in the month after shipment. As a result, we recognized $2.8 million net revenues for the three months ended December 31, 2007. We do not anticipate any material amounts to be deferred from fiscal year 2008 into fiscal year 2009. Further, we do not anticipate deferrals for any other titles in fiscal year 2008.

Overall, the increase of consolidated net revenues for the three months ended December 31, 2007, was primarily the result of the following:

•                  Our total publishing net revenues increased substantially by $658.9 million. This was primarily due to the worldwide release of two highly successful titles, Guitar Hero III: Legends of Rock and Call of Duty 4: Modern Warfare. According to the NPD Group, Guitar Hero III: Legends of Rock and Call of Duty 4: Modern Warfare were the first and second best-selling titles, respectively, in dollars in the U.S. for the month of December 2007. Also, we have been increasing the number of premium priced titles released on the next-generation platforms which has further increased our publishing net revenues as the installed base of the next-generation platforms continues to expand.

•                  International net revenues were impacted by a year over year strengthening of the Euro (“EUR”), Australian Dollar (“AUD”), and Great Britain Pound (“GBP”) in relation to the United States Dollar (“USD”). Foreign exchange rates increased reported consolidated net revenues by approximately $49.2 million for the three months ended December 31, 2007. Excluding the impact of changing foreign currency rates, our consolidated net revenues increased 74% year over year.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the nine months ended December 31, 2007 and 2006 (amounts in thousands):

	Nine months ended December 31,		Increase/	Percent
	2007	2006	(Decrease)	Change

Publishing Net Revenues

North America	$1,395,133	$637,251	$757,882	119%

Europe	527,050	245,019	282,031	115%

Other	69,448	27,693	41,755	151%

Total International	596,498	272,712	323,786	119%

Total publishing net revenues	1,991,631	909,963	1,081,668	119%

Distribution net revenues	304,054	290,537	13,517	5%

Consolidated net revenues	$2,295,685	$1,200,500	$1,095,185	91%

Consolidated net revenues increased 91% from $1,200.5 million for the nine months ended December 31, 2006 to $2,295.7 million for the nine months ended December 31, 2007.

Commencing with the second quarter fiscal 2008, we have determined that for one of our titles, Enemy Territory: Quake Wars (which is primarily an online multiplayer PC game), all of the net revenues from the sale of this title will be recognized on a deferred basis — straight-line over an estimated service period, which we estimate to be six months beginning in the month after shipment. As a result, we deferred $6.0 million net revenues for the nine months ended December 31, 2007. We do not anticipate any material amounts to be deferred from fiscal year 2008 into fiscal year 2009. Further, we do not anticipate deferrals for any other titles in fiscal year 2008.

Overall, the increase of consolidated net revenues, for the nine months ended December 31, 2007, was primarily the result of the following:

•                  Our overall publishing net revenues increased substantially by $1,081.7 million. This was primarily attributable to the successful worldwide release of titles for the first nine months of fiscal 2008, in particular, Guitar Hero III: Legends of Rock, and Call of Duty 4: Modern Warfare in the third quarter fiscal 2008, Guitar Hero II for the Xbox360, Guitar Hero: Rocks the 80s for the PS2, Spider-Man 3, TRANSFORMERS: The Game, and Shrek the Third. The continued momentum of Guitar Hero II for the PS2 which was released in the third quarter fiscal 2007 further contributed to the increase in consolidated net revenues. Guitar Hero III: Legends of Rock was the number one title in units and dollars for calendar year 2007 in the U.S., making it the best-selling video game of all time in a single calendar year according to the NPD Group. Further, Call of Duty 4: Modern Warfare was the fifth best-selling title in dollars for calendar year 2007 in the U.S. according to the NPD Group. This compares to the releases in the first nine months of fiscal 2007 of Call of Duty 3, Guitar Hero II, Marvel: Ultimate Alliance, Over the Hedge, X-Men: The Official Game, and the release of an affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy in Europe. We have been increasing the number of premium priced titles released on the next-generation platforms throughout fiscal 2008 which has further increased our publishing net revenues as the installed base of the next-generation platforms continues to expand.

•                  Our overall distribution net revenues increased slightly by $13.5 million. This was the result of the net revenues from existing customers and the effect of foreign currency rates, more than offsetting the termination of a significant customer at the end July 2007.

•                  International net revenues were impacted by a year over year strengthening of the EUR, AUD, and GBP in relation to the USD. Foreign exchange rates increased reported consolidated net revenues by approximately $76.8 million for the nine months ended December 31, 2007. Excluding the impact of changing foreign currency rates, our consolidated net revenues increased 85% year over year.

North America Publishing Net Revenues (amounts in thousands)

		% of		% of
	December 31, 2007	Consolidated Net Revenues	December 31, 2006	Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$923,793	62%	$463,388	56%	$460,405	99%

Nine Months Ended	1,395,133	61%	637,251	53%	757,882	119%

North America publishing net revenues increased 99% from $463.4 million for the three months ended December 31, 2006 to $923.8 million for the three months ended December 31, 2007. The main revenue drivers for the third quarter fiscal 2008 were the releases of Guitar Hero III: Legends of Rock and Call of Duty 4: Modern Warfare. According to the NPD Group, Guitar Hero III: Legends of Rock and Call of Duty 4: Modern Warfare were the first and second best-selling titles, respectively, in dollars in the U.S. for the month of December 2007. This compares to the same period of fiscal 2007 releases of Marvel: Ultimate Alliance, Call of Duty 3, Guitar Hero II, and Tony Hawk’s Project 8.

For the nine months ended December 31, 2007, North America publishing net revenues were $1,395.1 million, an increase of 119% from $637.3 million for the nine months ended December 31, 2006. In addition to the third quarter fiscal 2008 success from Guitar Hero III: Legends of Rock and Call of Duty 4: Modern Warfare, the increase was also attributable to strong performance of several key titles, Guitar Hero II for the Xbox360, Spider-Man 3, Shrek the Third, TRANSFORMERS: The Game released in the first six months of fiscal 2008 and the strong momentum of Guitar Hero II for the PS2 released in prior fiscal year. Guitar Hero III: Legends of Rock was the number one title in units and dollars for calendar year 2007 in the U.S., making it the best-selling video game of all time in a single calendar year according to the NPD Group. Further, Call of Duty 4: Modern Warfare was the fifth best-selling title in dollars for calendar year 2007 in the U.S. according to the NPD Group. This compares to the same period of fiscal 2007 when the main revenue drivers were the releases of Marvel: Ultimate Alliance, Call of Duty 3, Guitar Hero II, and Tony Hawk’s Project 8, Over the Hedge, and X-Men: The Official Game.

For North America publishing net revenues, we deferred $2.9 million net revenues for the three and the nine months ended December 31, 2007.

North America publishing net revenues also increased as a percentage of consolidated net revenues from 56% and 53% for the three and nine months ended December 31, 2006, respectively, to 62% and 61% for the three and nine months ended December 31, 2007, respectively. The increases in the percentages of total consolidated net revenues were a result of the stronger net revenues growth for the publishing segment than that of the distribution segment during the same period.

International Publishing Net Revenues (amounts in thousands)

		% of		% of
	December 31, 2007	Consolidated Net Revenues	December 31, 2006	Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$384,857	26%	$186,409	23%	$198,448	106%

Nine Months Ended	596,498	26%	272,712	23%	323,786	119%

International publishing net revenues increased 106% from $186.4 million for the three months ended December 31, 2006, to $384.9 million for the three months ended December 31, 2007. We recognized $5.7 million net revenues for the three months ended December 31, 2007. Our number of titles released in the third quarter fiscal 2008 increased to seventeen as compared to eleven titles of the same period of fiscal 2007. Our international publishing operations recorded an increase of net revenues of 106%, mainly resulting from the release of the successful Guitar Hero III: Legends of Rocks and Call of Duty 4: Modern Warfare in the third quarter fiscal 2008. Other title releases also contributed to the strong performance such as our affiliate LucasArts’ titles, Thrillville: Off the Rails, Star Wars Battlefront: Renegade Squadron, and Lego Star Wars: The Complete Saga. We did not have any affiliate title releases in the third quarter fiscal 2007. This also compares to the main revenue drivers during the third quarter fiscal 2007 when we released Call of

Duty 3, Marvel: Ultimate Alliance, Tony Hawk’s Project 8, Tony Hawk’s Downhill Jam, and Guitar Hero II. International publishing net revenues were further increased by a quarter over quarter strengthening of the EUR, AUD, and GBP in relation to the USD of approximately $36.6 million for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 87% year over year. As a percentage of consolidated net revenues, international publishing net revenues increased from 23% for the three months ended December 31, 2006 to 26% for the three months ended December 31, 2007. The increases in the percentages of total consolidated net revenues were a result of the stronger net revenue growth for the publishing segment than that of the distribution segment during the same period.

International publishing net revenues increased from $272.7 million for the nine months ended December 31, 2006 to $596.5 million for the nine months ended December 31, 2007. We deferred $3.1 million net revenues for the nine months ended December 31, 2007. The significant increase in international publishing net revenues was primarily attributable to the success of the third quarter fiscal 2008 releases discussed above, and the releases in the first six months of fiscal 2008, Spider-Man 3, Shrek the Third, Guitar Hero II for the Xbox360, and TRANSFORMERS: The Game. This compares to releases of Over the Hedge, X-Men: The Official Game, and an affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy in Europe in the first six months of fiscal 2007 and the third quarter fiscal 2007 releases. International publishing net revenues were further increased by a year over year strengthening of the EUR, AUD, and GBP in relation to the USD of approximately $54.4 million for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006. Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 99% year over year. As a percentage of consolidated net revenues, international publishing net revenues increased from 23% for the nine months ended December 31, 2006 to 26% for the nine months ended December 31, 2007. The increases in the percentage of total consolidated net revenues were a result of the stronger net revenue growth for the publishing segment than that of the distribution segment during the same period.

Publishing Net Revenues by Platform (amounts in thousands)

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the three months ended December 31, 2007 and 2006 (amounts in thousands):

	ThreeMonths Ended December 31, 2007	% of Publishing Net Revs.	Three Months Ended December 31, 2006	% of Publishing Net Revs.	Increase/ (Decrease)	Percent Change
Publishing Net Revenues

PC	$87,507	7%	$33,388	5%	$54,119	162%

Console
Sony PlayStation 3	181,959	14%	28,786	4%	153,173	532%
Sony PlayStation 2	345,707	26%	290,153	45%	55,554	19%
Microsoft Xbox360	435,859	33%	145,913	22%	289,946	199%
Nintendo Wii	159,012	13%	44,669	7%	114,343	256%
Other	1,735	0%	35,549	6%	(33,814)	(95)%

Total console	1,124,272	86%	545,070	84%	579,202	106%

Hand-held	96,871	7%	71,339	11%	25,532	36%

Total publishing net revenues	$1,308,650	100%	$649,797	100%	$658,853	101%

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the nine months ended December 31, 2007 and 2006 (amounts in thousands):

	Nine months Ended December 31, 2007	% of Publishing Net Revs.	Nine months Ended December 31, 2006	% of Publishing Net Revs.	Increase/ (Decrease)	Percent Change
Publishing Net Revenues

PC	$115,870	6%	$69,443	8%	$46,427	67%

Console
Sony PlayStation 3	218,574	11%	28,786	3%	189,788	659%
Sony PlayStation 2	611,134	31%	397,498	44%	213,636	54%
Microsoft Xbox360	644,552	32%	176,019	19%	468,533	266%
Nintendo Wii	204,826	10%	44,669	5%	160,157	359%
Other	4,118	0%	72,423	8%	(68,305)	(94)%

Total console	1,683,204	84%	719,395	79%	963,809	134%

Hand-held	192,557	10%	121,125	13%	71,432	59%

Total publishing net revenues	$1,991,631	100%	$909,963	100%	$1,081,668	119%

Personal Computer Net Revenues (amounts in thousands)

	December 31, 2007	% of Publishing Net Revenues	December 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$87,507	7%	$33,388	5%	$54,119	162%

Nine Months Ended	115,870	6%	69,443	8%	46,427	67%

Net revenues from sales of titles for the PC increased 162% from $33.4 million or 5% of publishing net revenues for the three months ended December 31, 2006 to $87.5 million or 7% of publishing net revenues for the three months ended December 31, 2007. We recognized $2.8 million net revenues for the three months ended December 31, 2007. We released Call of Duty 4: Modern Warfare on the PC in the third quarter fiscal 2008, which is the main revenue driver of PC net revenues. The last Call of Duty for the PC was Call of Duty 2 which was released in the fourth quarter of calendar year 2006. According to the NPD Group, Call of Duty 4: Modern Warfare was the fourth best-selling title on PC in the U.S. for calendar year 2007. For the third quarter fiscal 2008, we also released Bee Movie Game, and Spider-Man: Friend or Foe on the PC. This compares to the only new release of the third quarter fiscal 2007 - Marvel: Ultimate Alliance.

Net revenues from sales of titles for the PC increased 67% from $69.4 million or 8% of publishing net revenues for the nine months ended December 31, 2006 to $115.9 million or 6% of publishing net revenues for the nine months ended December 31, 2007. We deferred $6.0 million net revenues for the nine months ended December 31, 2007. The increase was attributable to the more successful titles such as Call of Duty 4: Modern Warfare, Spider-Man 3, Shrek the Third, and TRANSFORMERS: The Game. According to the NPD Group, Call of Duty 4: Modern Warfare was the fourth best-selling title on PC in the U.S. for calendar year 2007. This compares to the first nine months of fiscal 2007 where net revenues were primarily derived from continued catalog sales of Call of Duty 2 as well as the releases of Marvel: Ultimate Alliance, The Movies: Stunts and Effects, X-Men: The Official Game, Over the Hedge, and our European affiliate title LucasArts’ Lego Star Wars II: The Original Trilogy.

We expect revenues from sales of titles for the PC to continue to increase over the next year from the continued sales of several key released titles.

Sony PlayStation 3 Net Revenues (amounts in thousands)

	December 31, 2007	% of Publishing Net Revenues	December 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$181,959	14%	$28,786	4%	$153,173	532%

Nine Months Ended	218,574	11%	28,786	3%	189,788	659%

The PS3 was released in North America in November 2006 and in Europe in March 2007. With a full year for the installed base of the PS3 to expand and our increased number of titles available on the PS3, net revenues from sales of titles for the PS3 increased 532% from $28.8 million, or 4% of publishing net revenues for the three months ended December 31, 2006 to $182.0 million, or 14% of publishing net revenues for the three months ended December 31, 2007. Net revenues from sales of titles for the PS3 increased 659% from $28.8 million, or 3% of publishing net revenues for the nine months ended December 31, 2006 to $218.6 million, or 11% of publishing net revenues for the nine months ended December 31, 2007. We have released eight titles on the PS3 during fiscal 2008 as compared to three titles for the same period of fiscal 2007. In the third quarter fiscal 2008, we released Guitar Hero III: Legends of Rock, Call of Duty 4: Modern Warfare, Tony Hawk’s Proving Ground, Soldier of Fortune: Payback, History Channel: Battle for the Pacific, and our European affiliate title LucasArts’ Lego Star Wars: The Complete Saga on the PS3. Additionally, in the first six months of fiscal 2008, we released Spider-Man 3 and TRANSFORMERS: The Game on the PS3. This compares to the third quarter fiscal 2007 releases of Call of Duty 3, Marvel: Ultimate Alliance and Tony Hawk’s Downhill Jam.

Over the last nine months, Sony has cut prices and introduced lower priced models for the PS3 hardware. These price reductions have grown the installed base of the PS3, which combined with our strong slate of titles led to a significant increase in net revenues on the PS3 platform. We expect net revenues from sales of titles for the PS3 to continue to increase as the installed base of hardware grows.

Sony PlayStation 2 Net Revenues (amounts in thousands)

	December 31, 2007	% of Publishing Net Revenues	December 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$345,707	26%	$290,153	45%	$55,554	19%

Nine Months Ended	611,134	31%	397,498	44%	213,636	54%

In general, there is an overall decline in the industry sales of titles for the PS2 as more consumers migrated to the next-generation platform as compared to the prior year. However, net revenues from sales of our titles for the PS2 increased 19% from $290.2 million for the three months ended December 31, 2006 to $345.7 million for the three months ended December 31, 2007. The main contributors to the third quarter fiscal 2008 net revenues were the release of Guitar Hero III: Legends of Rock, Spider-Man: Friend or Foe, Bee Movie Game, and Tony Hawk’s Proving Ground. Guitar Hero III: Legends of Rock was the best-selling title in dollars in the U.S. for the month of December 2007. This compares to the main revenue drivers in the third quarter fiscal 2007 releases including Call of Duty 3, Marvel: Ultimate Alliance, Tony Hawk’s Project 8, Tony Hawk’s Downhill Jam, and Guitar Hero II, and the continued sales of Lego Star Wars II: The Original Trilogy released in the second quarter fiscal 2007. For the nine months ended December 31, 2007, net revenues from sales of titles for the PS2 were $611.1 million, an increase of 54% from the nine months ended December 31, 2006. This was primarily due to the successful release of Guitar Hero III: Legends of Rock, and the continued momentum for our fiscal 2007 third quarter title, Guitar Hero II for the PS2, as well as strong performance of our worldwide releases of Guitar Hero: Rocks the 80s, Spider-Man 3, Shrek the Third, and TRANSFORMERS: The Game. This compares to the releases during the first nine months of fiscal 2007 of Call of Duty 3, Marvel: Ultimate Alliance, Guitar Hero II, Over the Hedge, X-Men: The Official Game, and in Europe, Lego Star Wars II: The Original Trilogy.

As a percentage of publishing net revenues, net revenues from the sale of titles for the PS2 decreased from 45% to 26% for the quarters ended December 31, 2006 and 2007, respectively. Net revenues from the sale of titles for the PS2 as a percentage of publishing net revenues decreased from 44% to 31% for the nine months ended December 31, 2006 and 2007, respectively.  The decreases were the result of our increase of net revenues from the next-generation platforms as we increased the number of titles on the next-generation platforms.

Although we expect net revenues from sales of titles for the PS2 to decline over time as consumers continue to migrate to the next-generation platforms, we continue to expect significant net revenues for the PS2 over the next year from the releases of many of our key titles on this platform.

Microsoft Xbox360 Net Revenues (amounts in thousands)

	December 31, 2007	% of Publishing Net Revenues	December 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$435,859	33%	$145,913	22%	$289,946	199%
Nine Months Ended	644,552	32%	176,019	19%	468,533	266%

For the three months ended December 31, 2007, net revenues from sales of titles for the Xbox360 increased to $435.9 million from $145.9 million for the three months ended December 31, 2006. Net revenues from sales of titles for the Xbox360 increased from $176.0 million for the nine months ended December 31, 2006 to $644.6 million for the nine months ended December 31, 2007. As a percentage of publishing net revenues, net revenues from the sales of titles for the Xbox360 increased from 22% to 33% for the quarter ended December 31, 2006 and 2007, respectively, and from 19% to 32% for the nine months ended December 31, 2006 and 2007, respectively. The significant growth of the installed base since the introduction of the Xbox360 and our successful title releases contributed to the increase in Xbox360 net revenues. We have increased the number of newly released titles on the Xbox360 from nine for the first nine months of fiscal 2007 to seventeen for the same period of fiscal 2008, which contributed to the increase in net revenues. The main drivers of net revenues on the Xbox360 in the third quarter fiscal 2008 were the releases of Call of Duty 4: Modern Warfare, Guitar Hero III: Legends of Rock, and Tony Hawk’s Proving Ground. This compares to the third quarter fiscal 2007 releases of Call of Duty 3, Guitar Hero II, Tony Hawk’s Project 8, Marvel: Ultimate Alliance and the continued strong catalog sales of Call of Duty 2. For the nine months ended December 31, 2007, the major revenues drivers were Guitar Hero II, Spider-Man 3, TRANSFORMERS: The Game, and the third quarter fiscal 2008 releases. This compares to the first nine months ended December 31, 2006 when we released Over the Hedge, X-Men: The Official Game, and Lego Star Wars II: The Original Trilogy in Europe, and the third quarter fiscal 2007 releases.

In August, Microsoft announced a reduction of the retail price of the Xbox360 by $50 in the U.S. market and by EUR 50 in European markets. These price reductions have grown the installed base of the Xbox360, which combined with our strong slate of titles led to a significant increase in net revenues on the Xbox360 platform. We expect net revenues from sales of titles for the Xbox360 to continue to increase as the installed base of hardware grows.

Nintendo Wii Net Revenues (amounts in thousands)

	December 31, 2007	% of Publishing Net Revenues	December 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$159,012	13%	$44,669	7%	$114,343	256%
Nine Months Ended	204,826	10%	44,669	5%	160,157	359%

The Wii was released in November 2006 and quickly gained strong consumer acceptance due to its innovative technology and mass market appeal. With a full year of expanding the installed base of the Wii and our increased number of available titles on the Wii, for the three months ended December 31, 2007, net revenues from the sales of titles for the Wii increased to $159.0 million from $44.7 million for the three months ended December 31, 2006. Net revenues from the sales of titles for the Wii increased from $44.7 million for the nine months ended December 31, 2006 to $204.8 million for the nine months ended December 31, 2007. As a percentage of publishing net revenues, net revenues from the sales of titles for the Wii increased from 7% to 13% for the quarter ended December 31, 2006 and 2007, respectively, and from 5% to 10% for the nine months ended December 31, 2006 and 2007, respectively. We released the first version of Guitar Hero for the Wii, Guitar Hero III: Legends of Rock in the third quarter fiscal 2008 which was the main contributor to net revenues and the primary reason for the increase in net revenues for the three and the nine months ended December 31, 2007. We have released fourteen other Wii titles during the first nine months of fiscal 2008 as compared to five Wii titles released during the first nine months fiscal 2007. Some of the titles we released during the third quarter fiscal 2008 were Guitar Hero III: Legends of Rock, Bee Movie Game, Spider-Man: Friend or Foe, Tony Hawk’s Proving Ground, Dancing with Stars, Barbie Island Princess, Cabela’s: Big Game Hunter 2008 and, in Europe our affiliate LucasArt’s titles, Thrillville: Off the Rails, and Lego Star Wars: The Complete Saga. This compares to the five titles concurrently released with the release of the Wii in November 2006, Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Fishing, and Tony Hawk’s Downhill Jam.

We expect net revenues from sales of titles for the Wii to continue to increase with the growth of the hardware installed base.

Hand-Held Net Revenues (amounts in thousands)

	December 31, 2007	% of Publishing Net Revenues	December 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$96,871	7%	$71,339	11%	$25,532	36%
Nine Months Ended	192,557	10%	121,125	13%	71,432	59%

Net revenues from the sales of titles for hand-held platforms for the three and nine months ended December 31, 2007 increased 36% and 59%, respectively, from the same periods of fiscal 2007.  Net revenues increased from $71.3 million and $121.1 million for the three and nine months ended December 31, 2006, respectively, to $96.9 million and $192.6 million for the three and nine months ended December 31, 2007, respectively. We released more “big proposition” titles in the third quarter fiscal 2008 which contributes to the increase in net revenues. For the three months ended December 31, 2007, the increase in net revenues was primarily due to the third quarter fiscal 2008 releases Bee Movie Game, Call of Duty 4: Modern Warfare, Spider-Man: Friend or Foe, Shrek: Ogres and Dronkeys and the continued sales of TRANSFORMERS: The Game, and TRANSFORMERS: Decepticon, and our European releases of two LucasArts’ titles, Thrillville: Off the Rails, and Lego Star Wars: The Complete Saga. This compares to the third quarter fiscal 2007 releases of Tony Hawk’s Downhill Jam, Over the Hedge: Hammy Goes Nuts!, Barbie in the 12 Dancing Princesses, Marvel: Ultimate Alliance, Spider-Man: Battle for New York, and, in Europe, our affiliate LucasArts’ title Lego Star Wars II: The Original Trilogy. For the nine months ended December 31, 2007, the increase in net revenues was attributable to successful releases of the “big proposition” titles in the third quarter fiscal 2008 and the releases of two products, TRANSFORMERS: Decepticon and TRANSFORMERS: Autobots exclusively on the NDS, TRANSFORMERS: The Game on the PSP, and the release of several value titles, Animal Genius, Puppy Luv Spa & Resort, and Jewel Quest Expedition on the NDS. This compares to fiscal 2007 releases of Over the Hedge, X-Men: The Official Game, World Series of Poker: Tournament of Champions and Rapala Trophies and our European affiliate title, LucasArts’ Lego Star Wars II: The Original Trilogy.

With the installed base of the PSP and the NDS continuing to increase, we expect hand-held net revenues to continue to increase.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base for the next-generation platforms, as well as the performance of key product releases.  According to the NPD Group, we were the number one console and handheld publisher for calendar year 2007. Additionally, Guitar Hero was the best-selling franchise in the U.S. for the full calendar year 2007 and Guitar Hero III: Legends of Rock, which was released in the third quarter fiscal 2008 was the number one title across all console platforms in both units and dollars, according to the NPD Group.  Call of Duty 4: Modern Warfare was the fifth best-selling title in the U.S. for calendar year 2007 according to the NPD Group. We expect that net revenues from console titles will continue to represent the largest component of our publishing net revenues with Xbox360 having the largest percentage of that business in fiscal 2008 due to its larger installed hardware base and our strong slate of titles.  We expect significant growth in net revenues from the PS3, the Xbox360, and the Wii next-generation console systems and a decrease in the percentage of the PS2 business in fiscal 2008.  Our net revenues from PC and hand-held titles will be primarily driven by our product release schedule.

A significant portion of our revenues and profits are derived from a relatively small number of popular titles and brands each year, so revenues and profits are significantly affected by our ability to release highly successful “hit” titles.  For example, for the three months ended December 31, 2007, 62% of our consolidated net revenues and 70% of publishing net revenues were derived from net revenues from the releases of Guitar Hero III: Legends of Rock and Call of Duty 4: Modern Warfare.  For the nine months ended December 31, 2007, 40% of our consolidated net revenues and 46% of publishing net revenues were derived from net revenues from those same titles. This revenue concentration reflects an industry wide trend, with market share of the top 5 titles of calendar year 2007 doubling versus a year ago, according to the NPD Group. For calendar year 2007, we published two out of the five top titles in terms of sales according to the NPD Group. Though many of our titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles.  We expect that a limited number of titles and brands will continue to produce a disproportionately large amount of our net revenues and profits.

Three key factors that could affect future publishing and distribution net revenues performance are console hardware pricing, software pricing, and transitions in console platforms.  As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions.  Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers.  Historically, we have also seen that lower console hardware prices put downward pressure on software pricing.  However, we expect console software launch pricing for the Xbox360 and PS3 to hold at current levels as a result of the strong consumer acceptance of these price points that has occurred since the launch of the next-generation platforms and the greater product capability and value of next generation titles.  We continue to expect software launch pricing on the PS2 to hold at $39.99 with continued momentum on this platform.

Distribution Net Revenues (amounts in thousands)

	December 31, 2007	% of Consolidated Net Revenues	December 31, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change

Three Months Ended	$173,834	12%	$174,462	21%	$(628)	0%
Nine Months Ended	304,054	13%	290,537	24%	13,517	5%

Distribution net revenues for the three months ended December 31, 2007 decreased slightly by $0.6 million from the same period of fiscal 2007.  For the nine months ended December 31, 2007, distribution net revenues increased 5% from the same period of fiscal 2007.  Distribution net revenues as a percentage of consolidated net revenues decreased from 21% and 24% for the three and nine months ended December 31, 2006, respectively, to 12% and 13% for the three and nine months ended December 31, 2007, respectively, primarily due to the significant increase in publishing net revenues.  Foreign exchange rates increased reported distribution net revenues by approximately $12.6 million and $22.4 million for the three months and nine months ended December 31, 2007, respectively.  Excluding the impact of changing foreign currency rates, distribution net revenues decreased 8% and 3% year over year from the three and nine months ended December 31, 2006, respectively. The increase in absolute dollars of distribution net revenues, for the nine months ended December 31, 2007, was primarily due to the effect of foreign currency rates. The slight decrease in absolute dollars of distribution net revenues for the three months ended December 31, 2007 was primarily due to the effect of the termination of a significant customer, which outweighed the beneficial effect of foreign currency rates.

The mix of distribution net revenues between hardware and software sales varied slightly year over year with approximately 26% of distribution net revenues from hardware sales in the first three quarters of fiscal 2008 as compared to 12% in the first three quarters of fiscal 2007.  The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, and our ability to establish and maintain distribution agreements with hardware manufacturers, third-party software publishers and retail customers.  For the remainder of fiscal 2008, we expect distribution net revenues to decrease in absolute dollars and as a percentage of consolidated net revenues when compared to fiscal 2007.  This is a result of having exited a line of distribution business that was not meaningful to earnings and the strong growth of our publishing business.

Costs and Expenses

Cost of Sales – Product Costs (amounts in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$597,046	40%	$382,165	46%	$214,881	56%
Nine Months Ended	966,271	42%	618,162	52%	348,109	56%

“Cost of sales – product costs” represented 40% and 46% of consolidated net revenues for the three months ended December 31, 2007 and 2006, respectively, and represented 42% and 52% of consolidated net revenues for the nine months ended December 31, 2007 and 2006, respectively.  We deferred $0.3 million and $0.7 million “cost of sales – product costs” for the three and nine months ended December 31, 2007, respectively.  The decrease in “cost of sales – product costs” as a percentage of consolidated net revenues was partially due to a higher percentage of net revenues for the three and nine months ended December 31, 2007, as compared to the same periods in the prior year, relating to our publishing business which in general carries a lower percentage “cost of sales – product costs” than our distribution business.  Net revenues from our publishing business were 88% and 87% of total net revenues for the three and nine months ended December 31, 2007, respectively, as compared to 79% and 76% for the three and nine months ended December 31, 2006, respectively. As we increase our presence on the next-generation platforms, the third quarter fiscal 2008 publishing net revenues included a larger mix of next-generation product sales which carries a higher gross margin than the other console platforms. In absolute dollars, “cost of sales – product costs” increased 56% from $382.2 million and $618.2 million for the three and nine months ended December 31, 2006, respectively to $597.0 million and $966.3 million for the three and nine months December 31, 2007, respectively.  “Cost of sales – product costs” increased as a result of our revenue growth in our publishing businesses.

We expect “cost of sales – product costs” as a percentage of consolidated net revenues for fiscal 2008 to be lower than fiscal 2007 due to a larger portion of our business being derived from the publishing segment and consumers continued migration to next-generation products.

Cost of Sales – Software Royalties and Amortization (amounts in thousands)

		% of		% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$125,614	10%	$77,449	12%	$48,165	62%
Nine Months Ended	242,293	12%	106,058	12%	136,235	128%

“Cost of sales – software royalties and amortization” as a percentage of publishing net revenues decreased from 12% for the three months ended December 31, 2006 to 10% for the three months ended December 31, 2007 and stayed constant at 12% for the nine months ended December 31, 2006 and for the nine months ended December 31, 2007.  In absolute dollars, “cost of sales – software royalties and amortization” increased 62% from $77.4 million for the three months ended December 31, 2006 to $125.6 million for the three months ended December 31, 2007.  For the nine months ended December 31, 2007 “cost of sales – software royalties and amortization” increased by $136.2 million or 128% compared to the same period of fiscal 2007.  We deferred $4.0 million “cost of sales – software royalties and amortization” for the nine months ended December 31, 2007. The increase in absolute dollars for the three and the nine months ended December 31, 2007 was primarily driven by higher net revenues during the three and the nine months ended December 31, 2007 when compared to the same periods of fiscal 2007. The slight decrease of “cost of sales – software royalties and amortization” as a percentage of publishing net revenue for the three months ended December 31, 2007 as compared to same period ended December 31, 2006 was attributable to the significant increase of publishing net revenues that outpaced the increase of the cost of software royalties during the third quarter fiscal 2008.

For fiscal 2008, we expect “costs of sales – software royalties and amortization” as a percentage of publishing net revenues to be in line with fiscal 2007 levels.

Cost of Sales – Intellectual Property Licenses (amounts in thousands)

		% of		% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$39,630	3%	$23,566	4%	$16,064	68%
Nine Months Ended	86,642	4%	37,838	4%	48,804	129%

“Cost of sales – intellectual property licenses” increased 68% from $23.6 million, or 4%, of publishing net revenues for the three months ended December 31, 2006 to $39.6 million, or 3%, of publishing net revenues for the three months ended December 31, 2007.  “Cost of sales – intellectual property licenses” increased from $37.9 million or 4% of publishing net revenues to $86.6 million or 4% of publishing net revenues for the nine months ended December 31, 2006 and 2007, respectively. We recognized $0.1 million and deferred $1.3 million “cost of sales – intellectual property licenses” for the three and nine months ended December 31, 2007, respectively.

The increases in absolute dollars for both the three and nine months periods ended December 31, 2007 were primarily the result of the increase in net revenues. “Cost of sales – intellectual property licenses” as a percentage of publishing net revenues remained relatively constant for the three and nine months ended December 31, 2007 as compared to the same periods ended December 31, 2006.  This is due to a larger movie slate with higher overall intellectual property costs, but is offset on a percentage of publishing net revenues by the larger growth of net revenues from our wholly owned intellectual properties, such as Guitar Hero III:  Legends of Rock and Call of Duty 4:  Modern Warfare, which do not have significant intellectual property costs.

For fiscal 2008, we expect “costs of sales – intellectual property licenses” as a percentage of publishing net revenues to be in line with fiscal 2007 levels.

Product Development (amounts in thousands)

		% of		% of
	December 31,	Publishing	December 31,	Publishing	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$124,501	10%	$37,162	6%	$87,339	235%
Nine Months Ended	190,483	10%	88,395	10%	102,088	115%

Product development expenses for the three months ended December 31, 2007 increased 235% to $124.5 million from $37.2 million for the three months ended December 31, 2006.  For the nine months ended December 31, 2007 product development expenses increased by $102.1 million, or 115%, to $190.5 million from $88.4 million for the nine months ended December 31, 2006. Product development expenses as a percentage of publishing net revenues remained at 10% for the nine months ended December 31, 2006 and 2007 and increased from 6% for the three months ended December 31, 2007 to 10% for the three months ended December 31, 2007.  The increase primarily resulted from costs incurred during the first three quarters of fiscal 2008 to support the greater number of new titles in development and the more technologically advanced nature of those titles which have not yet reached technological feasibility to be capitalized, and exceptional title performance during the third quarter fiscal 2008 leading to increased accruals for studios incentive plans.

For fiscal 2008, we expect product development expenses as a percentage of publishing net revenues to be in line with fiscal 2007 levels.

Sales and Marketing (amounts in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$120,090	8%	$87,410	11%	$32,680	37%
Nine Months Ended	240,670	10%	156,139	13%	84,531	54%

Sales and marketing expenses for the three months ended December 31, 2007 increased 37% to $120.1 million from $87.4 million for the three months ended December 31, 2006. For the nine months ended December 31, 2007, sales and marketing expenses increased by $84.5 million, or 54%, to $240.7 million from $156.1 million for the nine months ended December 31, 2006.  As a percentage of consolidated net revenues, sales and marketing expenses decreased from 11% and 13% for the three and nine months ended December 31, 2006, respectively, to 8% and 10% for the three and nine months ended December 31, 2007, respectively.  The increases in absolute dollars were a result of higher spending associated with several larger and successful releases in the third quarter fiscal 2008 and for the nine months ended December 31, 2007, as compared to the same periods of fiscal 2007. As a result of the success of our title releases, our consolidated net revenues increased by a higher percentage than sales and marketing expenses which led to the decrease of sales and marketing expenses as a percentage of consolidated net revenues.

For fiscal 2008, we expect sales and marketing expenses as a percentage of consolidated net revenues to decrease when compared to fiscal 2007 levels due to the higher percentage growth in consolidated net revenues than that of sales and marketing expenses.

General and Administrative (amounts in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$71,069	5%	$43,387	5%	$27,682	64%
Nine months ended	144,245	6%	91,647	8%	52,598	57%

General and administrative expenses for the three months ended December 31, 2007 increased by $27.7 million, or 64%, to $71.1 million from $43.4 million for the three months ended December 31, 2006.  For the nine months ended December 31, 2007, general and administrative expenses increased by $52.6 million, or 57%, to $144.2 million from $91.6 million for the nine months ended December 31, 2006.  As a percentage of consolidated net revenues, general and administrative expenses remained at 5% for the three months ended December 31, 2006 and 2007, and decreased from 8% to 6% for the nine months ended December 31, 2006 and 2007, respectively.  Expenses were higher than prior periods primarily due to an increase in headcount related costs due to the expansion of RedOctane to support the growth of Guitar Hero, increased bonus accruals due to strong title performances, costs related to Activision’s pending merger with Vivendi Games, the consolidation and related amortization of intangibles related to RedOctane, DemonWare and Bizarre Creations (acquired in June 2006, May 2007 and September 2007, respectively) in our results of operations and the impact of changes in foreign currency rates.

For fiscal 2008, we expect general and administrative expenses as a percentage of consolidated net revenues to decrease when compared to fiscal 2007 levels due to the higher percentage growth in consolidated net revenues than that of general and administrative expenses.

Operating Income (amounts in thousands)

	Three Months Ended	% of	Three Months Ended	% of
	December 31,	Segment	December 31,	Segment	Increase/	Percent
	2007	Net Revs.	2006	Net Revs.	(Decrease)	Change

Publishing	$390,819	30%	$160,628	25%	$230,191	143%
Distribution	13,715	8%	12,492	7%	1,223	10%
Consolidated	$404,534	27%	$173,120	21%	$231,414	134%

	Nine Months Ended	% of	Nine months ended	% of
	December 31,	Segment	December 31,	Segment	Increase/	Percent
	2007	Net Revs.	2006	Net Revs.	(Decrease)	Change

Publishing	$410,269	21%	$92,503	10%	$317,766	344%
Distribution	14,812	5%	9,758	3%	5,054	52%
Consolidated	$425,081	19%	$102,261	8%	$322,820	316%

Publishing operating income for the three months ended December 31, 2007 increased by $230.2 million, or 143% to $390.8 million, or 30%, of segment net revenues from $160.6 million, or 25%, of segment net revenues for the three months ended December 31, 2006.  For the nine months ended December 31, 2007 publishing operating income increased by $317.8 million, or 344%, to $410.3 million, or 21%, of segment net revenues from $92.5 million, or 10%, of segment net revenues for the nine months ended December 31, 2006. These increases in operating income were primarily attributable to:

•                  Stronger performance of our titles released in the three and nine months ended December 31, 2007.

•                  Cost control relative to significant growth in net revenues.

For the three months ended December 31, 2007 distribution operating income was $13.7 million, or 8%, of segment net revenues, which compares to operating income of $12.5 million, or 7%, of segment net revenues for the three months ended December 31, 2006.  For the nine months ended December 31, 2007 distribution operating income was $14.8 million, or 5%, of segment net revenues, which compares to operating income of $9.8 million, or 3%, of segment net revenues for the nine months ended December 31, 2006.  The results from distribution business have improved primarily due to the effect of foreign currency rates and the strong performance of Activision titles for the three and nine months ended December 31, 2007.

Investment Income, Net (amounts in thousands)

		% of		% of
	December 31,	Consolidated	December 31,	Consolidated	Increase/	Percent
	2007	Net Revenues	2006	Net Revenues	(Decrease)	Change

Three Months Ended	$12,018	1%	$9,724	1%	$2,294	24%
Nine Months Ended	35,712	2%	26,031	2%	9,681	37%

Net investment income for the three months ended December 31, 2007 was $12.0 million as compared to $9.7 million for the three months ended December 31, 2006.  Net investment income for the nine months ended December 31, 2007 increased $9.7 million from $26.0 million for the nine months ended December 31, 2006 to $35.7 million for the nine months ended December 31, 2007.  The increases in both the three and nine months ended December 31, 2007 as compared to the three and nine months ended December 31, 2006, are mainly due to higher interest rates combined with higher average balances of cash and short-term investments period over period.

Provision for Income Taxes (amounts in thousands)

		% of		% of
	December 31,	Pretax	December 31,	Pretax	Increase/	Percent
	2007	Income	2006	Income	(Decrease)	Change

Three Months Ended	$144,356	35%	$40,024	22%	$104,332	261%
Nine Months Ended	160,073	35%	28,083	22%	131,990	470%

The income tax provision of $144.4 million for the three months ended December 31, 2007, reflects our effective income tax rate for the third quarter fiscal 2008 of 35%, and the income tax provision of $160.1 million for the nine months ended December 31, 2007, reflects our effective income tax rate for fiscal 2008 of 35%. While our effective income tax rate for the period equals our statutory rate, there are certain items that would normally generate a variance between the two rates.  Those items are the federal and state research and development tax credits and the impact of foreign tax rate differentials partially offset by state taxes. However, the net effect of those items for the three and nine months periods ended December 31, 2007 was zero.

The aforementioned effective income tax rate for the third quarter fiscal 2008 of 35% differs from our effective income tax rate of 22% for the three months ended December 31, 2006, due to an increase in anticipated pretax income for fiscal 2008 determined at December 31, 2007 versus the anticipated pretax income for fiscal 2007 determined at December 31, 2006, without a corresponding increase in the benefit of book/tax differences.

The income tax expense of $40.0 million for the three months ended December 31, 2006 reflects our effective income tax rate for the third quarter fiscal 2007 of 22% which is the same as the effective tax rate of 22% for the year ended March 31, 2007. The significant items that generated the variance between our effective rate and our statutory rate of 35% for the three months ended December 31, 2006 were research and development tax credits for state purposes, and the impact of foreign tax rate differentials, partially offset by state taxes.

Net Income

Net income for the three months ended December 31, 2007 was $272.2 million or $0.86 per diluted earnings per share, as compared to net income of $142.8 million or $0.46 per diluted earnings per share for the three months ended December 31, 2006.

Net income for the nine months ended December 31, 2007 was $300.7 million or $0.96 per diluted earnings per share, as compared to net income of $100.2 million or $0.33 per diluted earnings per share for the nine months ended December 31, 2006.

Liquidity and Capital Resources

Sources of Liquidity (amounts in thousands)

	December 31, 2007	March 31, 2007	Increase/ (Decrease)
Cash and cash equivalents	$648,659	$384,409	$264,250
Short-term investments	539,914	570,440	(30,526)
	$1,188,573	$954,849	$233,724

Percentage of total assets	45%	53%

	For the Nine months ended December 31, 2007	For the Nine months ended December 31, 2006	Increase/ (Decrease)

Cash flows provided by (used in) operating activities	$231,907	$(125,417)	$357,324
Cash flows provided by (used in) investing activities	(59,550)	101,967	(161,517)
Cash flows provided by financing activities	89,512	27,968	61,544

As of December 31, 2007, our primary source of liquidity is comprised of $648.7 million of cash and cash equivalents and $539.9 million of short-term investments.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations.  We have also generated significant cash flows from the issuance of our common stock to employees through the exercise of options which is described in more detail below in “Cash Flows from Financing Activities.”  We have not utilized debt financing as a significant source of cash flows.  However, we do have credit facilities available at certain of our international locations, which are described below in “Credit Facilities,” that can be utilized if needed.

Our investment portfolio consists of government and corporate securities with effective maturities less than 30 months. The longer the term or holding period of the securities, the more susceptible they are to changes in market rates of interest, yields on bonds, and market price volatility.  Investments are reviewed periodically to identify possible impairment.  When evaluating the investments, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Gross unrealized losses of $0.8 million and $1.5 million as of December 31, 2007 and March 31, 2007, respectively, were comprised mostly of unrealized losses on U.S. agency issues, commercial paper, corporate bonds, and mortgage-backed securities. We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment.  We expect to realize the full value of all of these investments upon maturity or sale.

In view of the business combination with Vivendi Games, Inc. (see Note 15 to the Notes to Consolidated Financial Statements for details), Activision Blizzard, Inc. (“Activision Blizzard”) will commence a cash tender offer for up to 146.5 million of its shares at $27.50 per share after the closing of the transaction. If the tender offer is fully subscribed, the aggregate consideration will be approximately $4.028 billion. Under the terms of the business combination agreement, we and Vivendi S.A. (“Vivendi”) have agreed the purchase of the shares tendered in the tender offer will be funded as follows: (a) the first $2.928 billion of the aggregate consideration will be funded by Activision Blizzard with proceeds from the share purchase described in Note 15 to the Notes to Consolidated Financial Statements, available cash on hand and, if necessary, borrowings made under one or more new credit facilities; (b) if the aggregate consideration is more than $2.928 billion, Vivendi has agreed to purchase from Activision Blizzard, at a purchase price of $27.50 per share, additional newly issued shares of Activision Blizzard common stock in an amount equal to the lesser of (x) $700 million and (y) the excess of the aggregate consideration over $2.928 billion, which amount will be used to fund the amount of the aggregate consideration that is in excess of $2.928 billion; and (c) if the aggregate consideration exceeds $3.628 billion, Activision Blizzard will fund the additional amount of the aggregate consideration that is in excess of $3.628 billion (up to the maximum aggregate consideration of $4.028 billion) through borrowings made under one or more new credit facilities issued by Vivendi or third party lenders.

We believe that we have sufficient working capital ($1,451.7 million at December 31, 2007), in combination with proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, and the acquisition of intellectual property rights for future products from third parties.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers and intellectual property holders and our own employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $127.1 million and $117.6 million in the nine months ended December 31, 2007 and 2006, respectively, primarily in connection with internal development efforts and in support of third-party developers for our business. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed below in “Commitments.”  Cash flows from operations are affected by our ability to release highly successful, or “hit,” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the nine months ended December 31, 2007, cash flow provided by operating activities was $231.9 million as compared to cash flow used in operating activities of $125.4 million for the nine months ended December 31, 2006.  The principal components comprising the increased cash flows from operating activities for the nine months ended December 31, 2007 included an increase in amounts collected from customers due to increased net revenues, an increase in accounts payable, accrued expenses and other liabilities partially offset by the increase in inventory and accounts receivables.  An analysis of the change in key balance sheet accounts is below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

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

For the nine months ended December 31, 2007 and 2006, cash flows used in investing activities were $59.6 million as compared to cash flow provided by $102.0 million, respectively.  For the nine months ended December 31, 2007, cash flows used in investing activities were primarily the result of capital expenditures, cash paid for acquisitions, and purchases of short-term investments partially offset by proceeds from sales and maturities of short-term investments. We have historically financed our acquisitions through the issuance of shares of our common stock, cash or a combination of our common stock and cash. We will continue to evaluate potential acquisition candidates as to the benefit they bring to us.

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

For the nine months ended December 31, 2007 and 2006, cash flows provided by financing activities were $89.5 million and $28.0 million, respectively.  The cash provided by financing activities for the nine months ended December 31, 2007 primarily is the result of the issuance of our common stock related to employee stock option and stock purchase plans.  The increase in cash provided by financing activities is due to increase in stock option exercises during the nine months ended December 31, 2007.

During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.   As of December 31, 2007, we had approximately $226.2 million available for utilization under the buyback program.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

			Increase/
(amounts in thousands)	December 31, 2007	March 31, 2007	(Decrease)

Gross accounts receivable	$881,608	$240,112	$641,496
Net accounts receivable	704,075	148,694	555,381

The increase in gross accounts receivable was primarily the result of increased sales volume in our publishing business due to more titles being released during the third quarter fiscal 2008 compared to the fourth quarter fiscal 2007 and higher sales volume due to seasonality of the holiday selling season. Significant shipments were made to customers in November and December and the related receivables were not due prior to quarter end.

The increase in net accounts receivable from $148.7 million at March 31, 2007 to $704.1 million at December 31, 2007, was smaller than the increase in gross accounts receivable due to the increase in reserves for returns, price protection, and bad debt from $91.4 million at March 31, 2007 to $177.5 million at December 31, 2007. Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory (see description of Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence in Item 2:  Critical Accounting Policies and Estimates).

Inventories

			Increase/
(amounts in thousands)	December 31, 2007	March 31, 2007	(Decrease)

Inventories	$153,423	$91,231	$62,192

The increase in inventories at December 31, 2007 compared to March 31, 2007 is primarily the result of expanding the Guitar Hero franchise across all console platforms and our continued international expansions.

Software Development

			Increase/
(amounts in thousands)	December 31, 2007	March 31, 2007	(Decrease)

Software development	$99,795	$130,922	$(31,127)

Software development decreased from $130.9 million at March 31, 2007 to $99.8 million at December 31, 2007. The effect of deferring “cost of sales – software royalties and amortization” increased software development by $4.0 million. The decrease in software development was primarily the result of an increase in amortization of third quarter fiscal 2008 titles released and stock option expenses during the nine months ended December 31, 2007, partially offset by our continued investment in Activision’s product slate.

Intellectual Property Licenses

			Increase/
(amounts in thousands)	December 31, 2007	March 31, 2007	(Decrease)

Intellectual property licenses	$77,626	$100,274	$(22,648)

Intellectual property licenses decreased from $100.3 million at March 31, 2007 to $77.6 million at December 31, 2007. The effect of deferring “cost of sales – intellectual property licenses” increased intellectual property licenses by $1.3 million. The decrease in intellectual property licenses primarily resulted from the amortization of intellectual property licenses upon releases of titles during the first nine months of fiscal 2008.

Accounts Payable

			Increase/
(amounts in thousands)	December 31, 2007	March 31, 2007	(Decrease)

Accounts payable	$243,338	$136,517	$106,821

The increase in accounts payables of $106.8 million from March 31, 2007 to December 31, 2007 primarily reflects increased inventory and marketing purchases to support higher revenue growth over the holiday season.

Accrued Expenses and Other Liabilities

			Increase/
(amounts in thousands)	December 31, 2007	March 31, 2007	(Decrease)

Accrued expenses and Other Liabilities	$482,367	$204,652	$277,715

The increase in accrued expenses was primarily due to the increased accruals for merger related costs, certain tax payables, the increase in accruals for marketing and royalties related to third quarter 2008 title releases, and annual bonus accruals due to exceptional title performance.

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”).  The UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($23.9 million), including issuing letters of credit, on a revolving basis as of December 31, 2007.  The UK Facility bore interest at LIBOR plus 2.0% as of December 31, 2007, is collateralized by substantially all of the assets of the subsidiary and expired in January 2008 and was renewed.  The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  The German Facility provided for revolving loans up to EUR 0.5 million ($0.7 million) as of December 31, 2007, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the UK Facility and the German Facility as of December 31, 2007.

As of December 31, 2007, we maintained a $10.0 million irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.  At December 31, 2007, the $10.0 million deposit is included in short-term investments as restricted cash.  No borrowings were outstanding as of December 31, 2007.

As of December 31, 2007, our publishing subsidiary located in the UK maintained a EUR 7.0 million ($10.3 million) irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in February 2009.  No borrowings were outstanding as of December 31, 2007.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game.  Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of December 31, 2007, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations(1)
	Facility and	Developer
	Equipment Leases	and IP	Marketing	Total
Fiscal year ending March 31,

2008 (remaining three months)	$4,635	$22,839	$100	$27,574
2009	18,987	74,927	46,283	140,197
2010	16,944	23,107	16,100	56,151
2011	14,417	30,886	13,100	58,403
2012	10,211	16,586	—	26,797
Thereafter	39,677	47,586	—	87,263
Total	$104,871	$215,931	$75,583	$396,385

(1)          We have omitted FIN 48 liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution.  Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At the adoption date of April 1, 2007, we had $65.5 million of unrecognized tax benefits.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. Also in December 2007, the FASB issued SFAS No. 160. Non-controlling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption being prohibited. We do not currently have any non-controlling interests in our subsidiaries, and accordingly the adoption of FAS 160 is not expected to have a material impact on our financial statements. We are currently evaluating the impact from the adoption of FAS 141R will have on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We do not expect that the adoption of SFAS No. 157 will have a material effect on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating if we will adopt the fair value option of SFAS No. 159 and what impact the adoption will have on our Consolidated Financial Statements if we adopt.

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

Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Quarterly Report on Form 10-Q) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  These forward-looking statements are subject to business, economic and legal risks and reflect management’s current expectations and are inherently uncertain and difficult to predict.  For a discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see the discussion under the heading “Risk Factors”, included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which is incorporated herein by reference and subsequent filings with the SEC.  You are cautioned that we do not have a policy of updating or revising forward-looking statements, and thus you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities generally between three and thirty months.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of December 31, 2007, our cash equivalents and short-term investments included debt securities and certificates of deposit of $786.2 million.

The following table presents the amounts and related weighted average interest rates of our investment portfolio as of December 31, 2007 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Fixed rate	4.37%	$88,260	$88,211
Variable rate	4.94%	169,752	169,752

Short-term investments:
Fixed rate	5.09%	$528,443	$528,279

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the EUR, GBP, and AUD. The volatility of the EUR, GBP, and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.   As of December 31, 2007, we had outstanding foreign currency exchange forward contracts of approximately $46.2 million.  In addition, we recorded approximately $438,000 of pre-tax unrealized gains for the estimated fair value of outstanding foreign currency exchange forward contracts, which was recorded in earnings as the contracts did not qualify as hedging instruments.

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

2) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

3) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

In July 2006, individuals and/or entities claiming to be stockholders of the Company filed derivative lawsuits, purportedly on behalf of the Company, against certain current and former members of the Company’s Board of Directors as well as several current and former officers of the Company. Three derivative actions have been filed in Los Angeles Superior Court: Vazquez v. Kotick, et al ., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al.  L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006). These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Four derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006), Hamian v. Kotick, et al.,  C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006) Abdelnur vs. Kotick et al., C.D. Cal. Case No. CV07-3575 AHM (PJWx) (filed June 1, 2007), and Scarborough v. Kotick et al., C.D. Cal. Case No. CV07-4602 SVW (PLAx) (filed July 18, 2007). These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints allege, among other things, purported improprieties in the Company’s issuance of stock options. Plaintiffs seek various relief on behalf of the Company, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. The Company expects that defense expenses associated with the matters will be covered by its directors and officers insurance, subject to the terms and conditions of the applicable policies.

The parties attended a mediation related to the consolidated federal action on November 1, 2007.  On or about December 4, 2007, the Company, the plaintiffs, and certain current and former officers and directors of the Company notified the court in the federal action that they reached agreement in principle to settle the shareholder derivative litigation pending against such current and former directors and officers of the Company.  On January 17, 2008, the parties amended that agreement to, among other things, include the plaintiffs in the state court action as parties thereto.  The nonbinding agreement in principle is subject, among other things, to the negotiation of a binding definitive settlement agreement addressing all settlement terms, as well as to further approval by the parties and the court.

Motions to dismiss that had been filed in the federal action have been ordered withdrawn without prejudice in view of the parties’ settlement discussions.

The order granted on May 24, 2007 to stay the consolidated state action pending the resolution of motions to dismiss in the federal action is still in place.  The parties have advised the state court of the parties’ settlement discussions and will file a status report on February 8, 2008.

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

The Company is cooperating with the SEC’s investigation, and representatives of the special subcommittee of independent members of its Board of Directors established in July 2006 to review its historical stock option granting practices (the “Special Subcommittee”) and its legal counsel have met with members of the staff of the SEC on several occasions, in person and by telephone (as has the Company’s outside legal counsel), to discuss the progress of the Special Subcommittee’s investigation and to brief the SEC staff on the Special Subcommittee’s findings and recommendations. A representative of the U.S. Department of Justice has attended certain of these meetings and requested copies of certain documents that we have provided to the staff of the SEC. At this time, the Company has not received any grand jury subpoenas or written requests from the Department of Justice.

In addition, the Company is party to other routine claims and suits brought by it and against it in the ordinary course of business, including disputes arising over the ownership of intellectual property rights, contractual claims, employment laws, regulations and relationships, and collection matters. In the opinion of the Company’s management, after consultation with legal counsel, the outcome of such routine claims and lawsuits will not have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 1A.  Risk Factors

Our business is subject to many risks and uncertainties, which may affect our future financial performance, including the risk factors set forth in Item 1A of our Amended Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and the additional risk factors set forth in the preliminary proxy statement filed by Activision on January 31, 2008 (and reproduced in their entirety in Exhibit 99.1 hereto) relating to the proposed combination of Activision and Vivendi Games and share purchase by Vivendi. If any of the events or circumstances described in these risk factors occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations, and the market value of our securities could decline.

Item 6.  Exhibits

(a)   Exhibits

2.1

Business Combination Agreement, dated as of December 1, 2007, by and among Activision, Inc., Sego Merger Corporation, Vivendi S.A., VGAC LLC and Vivendi Games, Inc. (incorporated by reference to Exhibit 2.1 of Activision’s Form 8-K, filed December 6, 2007).

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

3.6

Third Amended and Restated By-Laws of Activision, Inc., dated September 27, 2007 (incorporated by reference to Exhibit 3.6 to Activision’s Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).

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

4.2

Amendment No. 1 to the Rights Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 of Activision’s Form 8-K, filed December 6, 2007).

10.1

Voting and Lock-Up Agreement, dated as of December 1, 2007, by and among Activision, Inc., Vivendi S.A. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed December 6, 2007).

10.2

Voting and Lock-Up Agreement, dated as of December 1, 2007, by and among Activision, Inc., Vivendi S.A. and Brian G. Kelly (incorporated by reference to Exhibit 10.2 of Activision’s Form 8-K, filed December 6, 2007).

10.3

Amended and Restated Employment Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.3 of Activision’s Form 8-K, filed December 6, 2007).

10.4

Amended and Restated Employment Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.4 of Activision’s Form 8-K, filed December 6, 2007).

10.5

Replacement Bonus Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.5 of Activision’s Form 8-K, filed December 6, 2007).

10.6

Replacement Bonus Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.6 of Activision’s Form 8-K, filed December 6, 2007).

10.7

Amendment to Employment Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Michael Griffith (incorporated by reference to Exhibit 10.7 of Activision’s Form 8-K, filed December 6, 2007).

10.8	Confidential License Agreement for the Wii Console (EEA, Australia and New Zealand), dated December 3, 2007, between Nintendo Co., Ltd., Activision, Inc. and Activision Publishing, Inc.*

10.9	Notice of Stock Option Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan.

10.10	Notice of Stock Option Award for grants to non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan.

10.11	Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.12	Notice of Restricted Share Unit Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.13

Notice of Restricted Share Unit Award for grants to non-employee directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.14

Notice of Restricted Share Unit Award for grants to non-employee directors upon their reelection to the board (other than in connection with 10 years of continuous service) issued pursuant to the Activision, Inc. 2007 Incentive Plan.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Griffith pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Griffith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors from Preliminary Proxy Statement Filed by Activision on January 31, 2008.

*                 Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     February 11, 2008

ACTIVISION, INC.

/s/ Thomas Tippl
Thomas Tippl
Chief Financial Officer of Activision Publishing, Inc. and
Principal Financial and Accounting Officer of Activision, Inc.

EXHIBIT INDEX

2.1

Business Combination Agreement, dated as of December 1, 2007, by and among Activision, Inc., Sego Merger Corporation, Vivendi S.A., VGAC LLC and Vivendi Games, Inc. (incorporated by reference to Exhibit 2.1 of Activision’s Form 8-K, filed December 6, 2007).

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

3.6

Third Amended and Restated By-Laws of Activision, Inc., dated September 27, 2007 (incorporated by reference to Exhibit 3.6 to Activision’s Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).

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

4.2

Amendment No. 1 to the Rights Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 of Activision’s Form 8-K, filed December 6, 2007).

10.1

Voting and Lock-Up Agreement, dated as of December 1, 2007, by and among Activision, Inc., Vivendi S.A. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision’s Form 8-K, filed December 6, 2007).

10.2

Voting and Lock-Up Agreement, dated as of December 1, 2007, by and among Activision, Inc., Vivendi S.A. and Brian G. Kelly (incorporated by reference to Exhibit 10.2 of Activision’s Form 8-K, filed December 6, 2007).

10.3

Amended and Restated Employment Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.3 of Activision’s Form 8-K, filed December 6, 2007).

10.4

Amended and Restated Employment Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.4 of Activision’s Form 8-K, filed December 6, 2007).

10.5

Replacement Bonus Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.5 of Activision’s Form 8-K, filed December 6, 2007).

10.6

Replacement Bonus Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.6 of Activision’s Form 8-K, filed December 6, 2007).

10.7

Amendment to Employment Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Michael Griffith (incorporated by reference to Exhibit 10.7 of Activision’s Form 8-K, filed December 6, 2007).

10.8	Confidential License Agreement for the Wii Console (EEA, Australia and New Zealand), dated December 3, 2007, between Nintendo Co., Ltd., Activision, Inc. and Activision Publishing, Inc.*

10.9	Notice of Stock Option Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan.

10.10	Notice of Stock Option Award for grants to non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan.

10.11	Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.12	Notice of Restricted Share Unit Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.13

Notice of Restricted Share Unit Award for grants to non-employee directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.14

Notice of Restricted Share Unit Award for grants to non-employee directors upon their reelection to the board (other than in connection with 10 years of continuous service) issued pursuant to the Activision, Inc. 2007 Incentive Plan.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Griffith pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Griffith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors from Preliminary Proxy Statement Filed by Activision on January 31, 2008.

*      Portions omitted pursuant to a request for confidential treatment.