Form 10-K
period 2008-03-31
ACTIVISION INC /NY
filed 2008-05-30
CIK 718877

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-12699

ACTIVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4803544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3100 Ocean Park Blvd., Santa Monica, CA	90405
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 255-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Preferred Stock Purchase Rights
Common Stock, par value $.000001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on September 28, 2007 was $4,764,158,372.

         The number of shares of the registrant's Common Stock outstanding as of May 20, 2008 was 296,748,734.

Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2008 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

PART I

        This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as "anticipate," "believe," "could," "would," "estimate," "expect," "forecast," "future," "intend," "may," "outlook," "plan," "positioned," "potential," "project," "remain," "scheduled," "set to," "subject to," "to be," "upcoming," "will," and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management's current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were first made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date this Annual Report on Form 10-K was initially filed with the SEC. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading "Risk Factors," included in Part I, Item 1A. Except where the context otherwise requires, all references to "we," "us," "our," "Activision" or "the Company" in this Annual Report on Form 10-K mean Activision, Inc. and its subsidiaries as of the date of this Annual Report on Form 10-K.

Item 1.    BUSINESS

(a)   General

        Activision, Inc. is a leading international publisher of interactive entertainment software and peripheral products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that are used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable franchises, which we market to a variety of consumer demographics. Our fiscal 2008 product portfolio included titles such as Guitar Hero III: Legends of Rock, Guitar Hero II for the Microsoft Xbox360, Guitar Hero: Rocks the 80s for the PS2, Call of Duty 4: Modern Warfare, Spider-Man 3 The Game ("Spider-Man 3"), Shrek the Third, TRANSFORMERS: The Game, Enemy Territory: Quake Wars, Tony Hawk's Proving Ground, Bee Movie Game, and Spider-Man: Friend or Foe.

        Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to "value" buyers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 ("PS2"), the Sony PlayStation 3 ("PS3"), the Nintendo Wii ("Wii"), and the Microsoft Xbox360 ("Xbox360") console systems, the Nintendo Dual Screen ("NDS"), and the Sony PlayStation Portable ("PSP") hand-held devices, and the personal computer ("PC"). The installed base for the previous generation of hardware platforms (e.g., the PS2) is significant and the fiscal 2006 release of the Xbox360 and the fiscal 2007 releases of the PS3 and the Wii have further expanded the software market. To take advantage of the growth of the PS3, the Xbox360, and the Wii ("the next-generation platforms"), during fiscal 2008, we increased our presence on the next-generation platforms through the increased number of new released titles on the next-generation platforms. For example, the number of new released titles for the Wii tripled from 5 releases during fiscal 2007 to 15 releases, and we successfully released several major titles for the PS3, the Xbox360 and/or the Wii—Guitar Hero III: Legends of Rock, Call of Duty 4: Modern Warfare, Spider-Man 3, Shrek the Third, TRANSFORMERS: The Game, and Tony Hawk's Proving Ground. Some of these titles are also available on the PS2. Our plan is to continue to build a significant presence on the next-generation platforms by continuing to expand the number of titles released on the next-generation and hand-held platforms while continuing to market to the PS2 platform as long as economically attractive given its large installed base.

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

        We were originally incorporated in California in 1979. In December 1992, we reincorporated in Delaware. In June 2000, we reorganized into our current holding company organizational structure.

(b)   Business Combinations

        We have completed a number of acquisitions of both software development companies and interactive entertainment product distribution companies. In fiscal 2008, we acquired Bizarre Creations Limited, a video game developer focusing on the racing category. Also, in fiscal 2008, we completed the acquisition of DemonWare, Ltd., a provider of network middleware technologies for console and PC games. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the accounting treatment of these and prior acquisitions.

        On December 2, 2007, we and Vivendi S.A. ("Vivendi") (Euronext Paris: VIV) announced the signing of a definitive agreement to combine Vivendi Games, Inc. ("Vivendi Games"), Vivendi's interactive entertainment business which includes Blizzard Entertainment, Inc. with us. If the transaction closes, we will be renamed Activision Blizzard, Inc. ("Activision Blizzard"), and we expect to continue to operate as a public company traded on NASDAQ under the ticker ATVI. While we will be the legal acquirer and the surviving entity in this transaction, Vivendi Games will be deemed to be the accounting acquirer in the transaction treated as a reverse acquisition for accounting purposes. See Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the pending business combination with Vivendi Games.

(c)   Financial Information About Industry Segments

        We have two reportable segments: publishing and distribution. Publishing relates to the development (both internally and externally), marketing and sale of DVD, CD, UMD, online, and cartridge-based interactive entertainment software and peripheral products owned or controlled by us directly, by license, or through our affiliate label program with certain third-party publishers. Distribution primarily refers to logistical and sales services provided by our European distribution subsidiaries to third-party publishers of interactive entertainment software, our own publishing operations and manufacturers of interactive entertainment hardware. See Note 10 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain financial information regarding reporting segment and geographic areas required by Item 1 of Form 10-K.

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

Strategy

        Create, Acquire, and Maintain Strong Franchises.    We focus development and publishing activities principally on products that are, or have the potential to become, franchises with sustainable consumer appeal and recognition. It is our experience that these products can then serve as the basis for sequels, prequels, and related new products that can be released over an extended period of time. We believe that the publishing and distribution of products based in large part on franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. We have created a number of successful internally developed intellectual properties such as the Guitar Hero and Call of Duty franchises. We have also entered into a series of strategic relationships with the owners of intellectual property pursuant to which we have acquired the rights to publish products based on franchises such as Marvel Entertainment, Inc. properties, including Spider-Man and X-Men. We have multi-year, multi-property agreements with DreamWorks Animation LLC that grant us the exclusive rights to publish video games based on DreamWorks Animation SKG's theatrical releases, including "Shark Tale," which was released in the second quarter fiscal 2005, "Madagascar," which was released in the first quarter fiscal 2006, "Over the Hedge," which was released in the first quarter fiscal 2007, "Shrek the Third," which was released in the first quarter fiscal 2008, "Bee Movie," which was released in the third quarter fiscal 2008, and all of their respective sequels. In addition, our multi-year agreements with DreamWorks Animation LLC grant us the exclusive video game rights to three upcoming DreamWorks Animation feature films, including "Kung Fu Panda," "Monsters vs Aliens" and "How to Train Your Dragon." We plan to release Kung Fu Panda, Monsters vs Aliens, and Madagascar 2 during fiscal 2009 coinciding with each of their respective theatrical releases. We have a strategic alliance with Harrah's Entertainment, Inc. that grants us the exclusive, worldwide interactive rights to develop and publish "World Series of Poker" video games based on the popular World Series of Poker Tournament. We also have an agreement with MGM Interactive and EON Productions Ltd. to develop and publish video games based on the James Bond license and with Hasbro Properties Group ("Hasbro") to develop and publish video games based on the "Transformers" franchise.

        Execute Disciplined Product Selection and Development Processes.    The success of our publishing business depends, in significant part, on our ability to develop high quality games that will generate high unit volume sales. Our publishing units have implemented a formal control process for the selection, development, production, and quality assurance of our products. We apply this process, which we refer to as the "Greenlight Process," to all of our products, whether externally or internally developed. The Greenlight Process includes in-depth reviews of each project at several important stages of development by a team that includes many of our highest-ranking operating managers and coordination between our sales and marketing personnel and development staff at each step in the process.

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

        Create and Maintain Diversity in Product Mix, Platforms, and Markets.    We believe that maintaining a diversified mix of products can reduce our operating risks and enhance profitability. Therefore, we develop and publish products spanning a wide range of product categories, including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. We also develop products designed for target audiences ranging from casual players to game enthusiasts, children to adults, and mass-market consumers to "value" buyers. Presently, we concentrate on developing, publishing, and distributing products that operate on the PS2, PS3, Xbox360, and Wii console systems, PSP and NDS hand-held devices, and the PC. We typically offer our products for use on multiple platforms in order to reduce the risks associated with any single platform, leverage our costs over a larger installed hardware base, and increase unit sales.

        Continue to Improve Profitability.    We continually strive to manage risk and increase our operating leverage and efficiency with the goal of increased profitability. We believe the key factor affecting our future profitability will be the success rate of our product releases. Therefore, our product selection and development process includes, as a significant component, periodic evaluations of the expected commercial success of products under development. Through this process, for titles that we determine to be less promising, corrections are made in the development process or, if necessary, they are discontinued before we incur additional development costs. In addition, we believe our focus on cross platform releases and franchised products will contribute to improved profitability.

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

        Grow Through Continued Strategic Acquisitions and Alliances.    The interactive entertainment industry has been consolidating, and we believe that success in this industry will be driven in part by the ability to take advantage of scale. Specifically, smaller companies are more capital constrained, enjoy less predictability of revenues and cash flow, lack product diversity and must spread fixed costs over a smaller revenue base. Several industry leaders are emerging that combine the entrepreneurial and creative spirit of the industry with professional management, the ability to access the capital markets, and the ability to maintain favorable relationships with developers, intellectual property owners, and retailers. Through numerous completed acquisitions since 1997, we believe that we have successfully diversified our operations, channels of distribution, development talent pool, and library of titles, and we have emerged as one of the industry's leaders. We intend to continue to evaluate the expansion of our resources through acquisitions, strategic relationships, and key license transactions. We intend to continue expanding our intellectual property library through key license transactions and strategic relationships with intellectual property owners. We will continue to evaluate opportunities to increase our development capacity through the acquisition of or investment in selected experienced software development firms.

Products

        Historically, we have been best known for our action/adventure, strategy, and simulation products. We have been successful in the superheroes category with our release of titles based on the Spider-Man and X-Men properties. We have also been successful in the first person action categories through the Call of Duty original intellectual property, which we plan on continuing as a successful long-term franchise. Call of Duty has achieved over $1 billion life-to-date sales. In fiscal 2007 we successfully entered the music-based gaming genre with the acquisition of the Guitar Hero franchise. This franchise combines interactive software with a hardware peripheral in the form of a guitar. In fiscal 2008 the Guitar Hero franchise has set an industry record, surpassing $1 billion in North America retail sales in

26 months. We have established ourselves as a leader in the "value" software publishing business with products under our Cabela's, Rapala, World Series of Poker, and Greg Hasting's Paintball licenses, as well as with products distributed on behalf of our "value" affiliate label partners. Products published by us in this category are generally developed by third parties, often under contract with us. Value software is typically less sophisticated and less complex, both in terms of the development process and consumer gameplay.

        Hardware Licenses.    Our products currently are being developed or published primarily for the PS2, PS3, Wii, and Xbox360 console systems; PSP and NDS hand-held devices; and PCs. In order to maintain general access to the console systems and hand-held devices marketplace, we have maintained licenses for the PS2, PS3, Wii, and Xbox360 console systems and PSP, and NDS hand-held devices with the owners of each such platform. Each license allows us to create multiple products for the applicable platform, subject to certain approval rights which are reserved by each licensor. Each license also requires that we pay the licensor a per unit royalty for each unit manufactured. In contrast, we are not required to obtain any license for the development and production of products for PCs.

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

        In addition, we often seek out and engage independent third-party developers to create products on our behalf. Such products are sometimes owned by us, and usually we have unlimited rights to commercially exploit these products. In other circumstances, the third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. We typically select these independent third-party developers based on their expertise in developing products in a specific category and use the same developer to produce the same game for multiple platforms. Each of our third-party developers is under contract with us for specific or multiple titles. From time to time, we also acquire the license rights to publish and/or distribute software products that are or will be independently created by third-party developers. In such cases, the agreements with such developers provide us with exclusive publishing and/or distribution rights for a specific period of time, often for specified platforms and territories. In either case, we often have the ability to publish and/or distribute sequels, conversions, enhancements, and add-ons to the product initially being produced by the independent developer and we frequently have the right to engage the services of the original developer with regard to the development of such products.

        In consideration for the services that the independent third-party developer provides, the developer receives a royalty generally based on net sales of the product that it has developed. Typically, the developer also receives an advance, which we recoup from the royalties otherwise payable to the developer. The advance generally is paid in "milestone" stages. The payment at each stage is tied to the completion and delivery of a detailed performance milestone. Some contracts include minimum guaranteed royalty payments which are recorded as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Working with an independent developer allows us to reduce our fixed development costs, share development risks with the third-party developer, take advantage of the third-party developer's expertise in connection with certain categories of products or certain platforms, and gain access to proprietary development technologies.

"Greenlight Process"

        We have adopted and implemented a rigorous procedure for the selection, development, production, and quality assurance of our internally and externally produced interactive entertainment software titles. The process, known internally as the "Greenlight Process," involves several phases throughout the development and production and the post-release review of a title, each of which includes a number of specific performance milestones. The phases of the "Greenlight Process" are the concept, developer selection, prototype, first playable, alpha, and post-mortem. This procedure is designed to enable us to manage and control production and development budgets and timetables, to identify and address production and technical issues at the earliest opportunity, and to coordinate marketing and quality control strategies throughout the production and development phases, all in an environment that fosters creativity. The post-release review of a title is critical to provide feedback and ideas to our future development. Checks and balances are intended to be provided through the structured interaction of the project team with our creative, technical, marketing, and quality assurance/customer support personnel, as well as our legal, accounting, and finance departments. In order to maintain the competitiveness of our products and to take advantage of increasingly sophisticated technology associated with hardware platforms, our development process includes a significant amount of time for play-testing new products, and extensive product quality evaluations.

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

Publishing Activities

Marketing

        Our marketing efforts include online activities (such as the creation of World Wide Web pages to promote specific titles and build user communities around our franchises), public relations, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or on compact discs. From time to time, we also receive marketing support from hardware manufacturers and retailers in connection with their own promotional efforts. In addition, certain of our products contain software that enables customers to "electronically register" their purchases with us online.

        We believe that certain of our franchises have loyal and devoted audiences who purchase our sequels as a result of dedication to the property and satisfaction from previous product purchases. We therefore market these sequels both toward the established market as well as broader audiences. In addition, in marketing titles based on licensed properties, we believe that we derive benefits from the continued exploitation of these licensed properties and the marketing and promotional activities of the property owners.

Sales and Distribution

        North America.    Our products are available for sale or rental in thousands of retail outlets domestically. Our North American customers include Best Buy, Blockbuster, Circuit City, GameStop, Target, Toys "R" Us, and Wal-Mart.

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

        International.    Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries. We conduct our international publishing activities through offices in the United Kingdom, Germany, France, Italy, Spain, Norway, the Netherlands, Canada, Sweden, Australia, South Korea, and Japan. We seek to maximize our worldwide revenues and profits by releasing high quality foreign language releases concurrently with English language releases and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories.

        On a worldwide basis, our largest customers, Wal-Mart and GameStop, accounted for approximately 14% and 13%, respectively, of consolidated net revenues for the fiscal year ended March 31, 2008. For the fiscal year ended March 31, 2007, our largest customers, Wal-Mart and GameStop, accounted for 22% and 8%, respectively, of consolidated net revenues.

        Affiliate Labels.    In addition to our own products, we distribute a select number of interactive entertainment products that are developed and marketed by other third-party publishers through our "affiliate label" programs in North America, Europe, and the Asia Pacific region. The distribution of other publishers' products allows us to increase the efficiencies of our sales force and provides us with the ability to better ensure adequate shelf presence at retail stores for all of the products that we distribute. Distributing other publishers' titles mitigates the risk associated with a particular title or titles published by us failing to achieve expectations. Services provided by us under our affiliate label program include order solicitation, in-store marketing, logistics and order fulfillment, sales channel management, as well as other accounting and general administrative functions. Our current affiliate label partners include LucasArts, as well as several affiliate label partners in our "value" business. Each affiliate label relationship is unique and may pertain only to distribution in certain geographic territories such as the North America, Europe, or the Asia Pacific region and may be further limited only to specific titles or titles for specific platforms.

        See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain financial information regarding reporting segments and geographic areas required by Item 1.

Distribution

        We distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries: Centresoft in the United Kingdom; NBG in Germany; and CD Contact in the Benelux countries. These subsidiaries act as wholesalers in the distribution of products and also provide packaging and logistical and sales services. They provide services to our publishing operations and to various third-party publishers, including Sony Computer Entertainment ("Sony"), Nintendo Co. Ltd. ("Nintendo"), and Microsoft Corporation ("Microsoft"). Centresoft is Sony's exclusive distributor of PlayStation products to the independent channel in the United Kingdom. In the fiscal year ended March 31, 2008, sales for Sony, Nintendo, and Microsoft accounted for approximately 29%, 5%, and 2%, respectively, of our worldwide distribution net revenues.

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

Emerging Technologies

        We are actively supporting emerging platforms (wireless devices, digital downloads, and closed and open online networks) by publishing and licensing key franchises for these emerging platforms. We have published and licensed rights to various franchises, such as the Call of Duty franchise, the Guitar Hero franchise, Tony Hawk's Project 8, and Tony Hawk's Downhill Jam for various hand-held wireless devices. We also develop and optimize many of our titles for consoles that support online play, such as PS2, Xbox Live on the Xbox360, and the Sony PS3 and Nintendo Wii consoles. We believe that more of our franchises can be successfully published for wireless and online platforms, as well as exploited through other emerging technologies, as they continue to evolve.

        In addition, we derive revenue from in-game advertising consisting primarily of fixed product placement. We are developing and expanding on dynamic ad serving technology and will continue to focus on attracting third parties to advertise in our video games.

Manufacturing

        We prepare a set of master program copies, documentation, and packaging materials for our products for each hardware platform on which the product will be released. We also manufacture separate hardware peripherals, such as the guitar in Guitar Hero. Except with respect to products for use on the Sony, Nintendo, and Microsoft systems, our disk and hardware peripheral's duplication, packaging, printing, manufacturing, warehousing, assembly, and shipping are performed by third-party subcontractors.

        To maintain protection over their hardware technologies, Sony, Nintendo, and Microsoft generally specify or control the manufacturing and assembly of finished products. We deliver the master materials to the licensor or its approved replicator, which then manufactures finished goods and delivers them to us for distribution under our label. We use the manufacturers who are authorized by Sony, Nintendo, or Microsoft to make the hardware peripheral for Guitar Hero. At the time our product unit orders are filled by the manufacturer, we become responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

        To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products or material returns due to product defects.

Competition

        The interactive entertainment industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. Our competitors vary in size from small companies with limited resources to large corporations with greater financial, marketing, and product development resources than we have. Due to their different focuses and allocation of resources, certain of our competitors spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties, and pay more to third-party software developers. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors, and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles. We believe that the main competitive factors in the interactive entertainment industry include: product features and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; quality of products; ease of use; price; marketing support; and quality of customer service.

        We compete primarily with other publishers of personal computer and video game console interactive entertainment software. Significant third-party software competitors currently include, among others: Capcom Co. Ltd.; Eidos PLC; Electronic Arts Inc.; Konami Company Ltd.; Midway Games Inc.; Namco Bandai Games Ltd.; Sega Enterprises, Ltd.; Take-Two Interactive Software, Inc.; THQ Inc.; Ubisoft Entertainment; Viacom/MTV; Vivendi Games Publishing; Warner Bro's Interactive; and the Walt Disney Company. In addition, integrated video game console hardware and software companies such as Sony, Nintendo, and Microsoft compete directly with us in the development of software titles for their respective platforms.

Employees

        As of March 31, 2008, we had approximately 2,640 employees, including approximately 1,200 in product development, 500 in North American publishing, 500 in international publishing, 170 in operations, corporate finance and administration, and 270 in European distribution activities.

        As of March 31, 2008, approximately 260 of our full-time employees were subject to term employment agreements with us. These agreements generally commit such employees to employment terms of between one and five years from the commencement of their respective agreements. Most of the employees subject to such agreements are executive officers or key members of the product development, sales, or marketing divisions. These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors, and marketing product managers. The execution by us of employment agreements with such employees, in our experience, reduces our turnover during the development, production, and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities.

        None of our employees are subject to a collective bargaining agreement except for the employees of our German distribution subsidiary who are allowed by German law to belong to an organized labor council. To date, we have not experienced any labor-related work stoppages.

Financial Information about Foreign Geographic Areas

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the Notes to Consolidated Financial Statements included in Item 8.

Available Information

        Our website is located at http://www.activision.com. Furthermore, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge through our website. The information found on our website is not a part of, and is not incorporated by reference into, this or any other report that we file with or furnish to the SEC.

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

Risks Factors Relating to the Interactive Entertainment Industry and Our Business

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

        A significant portion of our revenues is derived from products based on a relatively small number of popular franchises each year, and these products are responsible for a disproportionate amount of our profits. In addition, many of these products have substantial production or acquisition costs and marketing budgets. In fiscal 2008, 65% of our consolidated net revenues and 75% of our worldwide publishing net revenues were derived from three franchises and in fiscal 2007, 39% of our consolidated net revenues and 52% of our worldwide publishing net revenues were derived from three franchises. We expect that a limited number of popular franchises will continue to produce a disproportionately large amount of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises may significantly harm our business and financial results.

Our future success depends on our ability to release popular products.

        The life of any one console or handheld game product is relatively short and generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our operating results and cause such operating results to be materially different from expectations. It is therefore important for us to be able to continue to develop many high quality new products that are popularly received. We focus our development and publishing activities principally on products that are, or have the potential to become, franchise brand properties. If we are unable to do this, our business and financial results may be negatively affected.

Our business is "hit" driven. If we do not deliver "hit" titles, or if consumers prefer competing products, our sales could suffer.

        While many new products are regularly introduced, only a relatively small number of "hit" titles account for a significant portion of net revenues. Competitors may develop titles that imitate or compete with our "hit" titles, and take sales away from us or reduce our ability to command premium prices for those titles. Hit products published by our competitors may take a larger share of consumer spending than anticipated, which could cause our product sales to fall below expectations. If our competitors develop more successful products or offer competitive products at lower prices, or if we do not continue to develop consistently high-quality and well received products, our revenue, margins, and profitability will decline.

If we are unable to maintain or acquire licenses to intellectual property, we may publish fewer "hit" titles and our revenue may decline.

        Some of our products are based on intellectual property and other character or story rights acquired or licensed from third parties. These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or to include new products in existing licenses. The loss of a significant number of our intellectual property licenses or of our relationships with licensors, or our inability to obtain additional licenses of significant commercial value could have a material adverse effect on our ability to develop new products and therefore on our business and financial results. Additionally, the failure of intellectual property acquired by us to be popularly received could impact the market acceptance of those products in which the intellectual property is included. Such lack of market acceptance could result in the write-off of the unrecovered portion of acquired intellectual property assets, which could cause material harm to our business and financial results. Furthermore, the competition for these licenses and distribution agreements is often intense. Competition for these licenses may also increase the advances, guarantees, and royalties that we must pay to the licensor.

Our business is highly dependent on the success, timely release and availability of new video game platforms, on the continued availability of existing video game platforms, as well as our ability to develop commercially successful products for these platforms.

        We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PlayStation 2, PlayStation 3 and PlayStation Portable, Microsoft's Xbox 360 and Nintendo's Wii and DS. The success of our business is driven in large part by the availability of an adequate supply of these video game platforms, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than initially anticipated, causing us to miss a meaningful revenue opportunity. Additionally, if the platforms for which we are developing products are not released when anticipated, are not available in adequate quantities to meet consumer demand, or do not attain wide market acceptance, our revenue may suffer, we may be unable to fully recover the investments we have made in developing those products, and our financial performance may be harmed.

Transitions in console platforms could have a material impact on the market for interactive entertainment software.

        In 2005, Microsoft released the Xbox 360 and, in 2006, Sony and Nintendo introduced their respective next-generation hardware platforms, the PlayStation 3 and Wii. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance. This decline may not be offset by increased sales of products for the new console platforms. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for next-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions may be more volatile and more difficult to predict than during other times, and such volatility may cause greater fluctuations in our stock price.

We must make significant expenditures to develop products for new platforms which may not be successful.

        We must make substantial product development and other investments in a particular platform well in advance of introduction of the platform and may be required to realign our product portfolio and development efforts in response to market changes. Furthermore, development costs for new console platforms are greater than such costs for current console platforms. If increased costs are not offset by higher revenues and other cost efficiencies, our operating results will suffer and our financial position will be harmed. If the platforms for which we develop new software products or modify existing products do not attain significant market penetration, we may not be able to recover our development costs, which could be significant, and our business and financial results could be significantly harmed.

If the average price of prior-generation titles continues to decline or if we are unable to sustain launch pricing on next-generation titles, our operating results will suffer.

        We have experienced a decrease in the average price of titles for prior-generation platforms. With the transition of the interactive entertainment industry to next-generation video game platforms, fewer prior-generation titles are able to command premium prices, and we expect that even those titles that can do so will be subject to price reductions at an earlier point in their sales cycle than was the case with prior platform transitions. We expect the average price of prior-generation titles to continue to be under pressure, which may have a negative effect on our margins and operating results.

        Next-generation titles for the Xbox 360, Sony's PlayStation 3 and the Nintendo Wii have been offered at premium retail prices since the launch of such consoles. We expect to continue to price next-generation titles at a premium level, but if we are unable to sustain launch pricing on these next-generation titles we may experience a negative effect on our margins and operating results.

The interactive entertainment industry is highly competitive and our competitors may succeed in narrowing our market share and reducing our sales.

        We compete with other publishers of PC and video game console interactive entertainment software and peripherals. Those competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing, and product development resources than we have. For example, integrated video game console hardware and software companies such as Sony, Nintendo, and Microsoft compete directly with us in the development of software titles for their respective platforms. Certain of these competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports, music and character properties, and pay more to third-party software developers than we do.

        We also compete with other forms of entertainment and leisure activities. For example, the overall growth in the use of the Internet and online services by consumers may pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and more using the Internet and online services. A number of software publishers who compete with us have developed and commercialized or are currently developing online games for use by consumers over the Internet. Future increased consumer acceptance and increases in the availability of online games or technological advances in online game software or the Internet could result in a decline in platform-based software and negatively impact sales of our console and handheld products. Direct sales of software over the Internet by competitors could materially adversely affect our distribution business as well.

        Competition in the interactive entertainment industry is intense and we expect new competitors to continue to emerge.

Our platform licensors are our chief competitors and frequently control the manufacturing of and have broad approval rights over our console and handheld video game products.

        Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Nintendo, or Microsoft, the products are manufactured exclusively by that hardware manufacturer or their approved replicator.

        The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related hardware peripherals and promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow them substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, since each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Accordingly, Sony, Nintendo, or Microsoft could cause unanticipated delays in the release of our products as well as increases to our projected development, manufacturing, marketing, or distribution costs, which could materially harm our business and financial results.

        In addition, platform licensors control our ability to provide online game capabilities for console platform products and in large part establish the financial terms on which these services are offered to consumers. Currently, Microsoft provides online capabilities for the Xbox 360 and Sony provides online capabilities for PlayStation 2 and PlayStation 3 products. In each case, compatibility code and/or the consent of the licensor are required for us to include online capabilities in our console products. As these capabilities become more significant, the failure or refusal of licensors to approve our products may harm our business and financial results.

Our platform licensors set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs.

        We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer's game platform. In order to publish products for new hardware platforms, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, the platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles and the manufacturing of products. The control that platform licensors have over the fee structures for their platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. It is also possible that platform licensors will not renew our existing licenses. Because publishing products for console systems is the largest portion of our business, any increase in fee structures or nonrenewal of licenses could have a significant negative impact on our business model and profitability.

We rely on independent third parties to develop some of our software products.

        We rely on independent third-party software developers to develop some of our software products. Since we depend on these developers, in the aggregate, we remain subject to the following risks:

  •
  continuing strong demand for developers' resources, combined with the recognition they receive in connection with their work, may cause developers who worked for us in the past either to work for a competitor in the future or to renegotiate our agreements with them on terms less favorable for us;

  •
  limited financial resources and business expertise and inability to retain skilled personnel may force developers out of business prior to completing products or require us to fund additional costs; and

  •
  our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers' services for our products, except for those that they are contractually obligated to complete development of for us.

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

        Software products and hardware peripherals as complex as the ones we publish and distribute may contain undetected errors and defects. This risk is often higher when such products or peripherals are first introduced or when new versions are released. Failure to avoid, or to timely detect and correct, such errors or defects could result in loss of, or delay in, market acceptance, and could significantly harm our business, financial results, and reputation.

We may permit our customers to return products and to receive pricing concessions which could reduce our net revenues and results of operations.

        We are exposed to the risk of product returns and price protection with respect to our distributors and retailers. Return policies allow distributors and retailers to return defective, shelf-worn, and damaged products in accordance with terms granted. Price protection, when granted and applicable, allows customers a credit against amounts owed to us with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, our customers under certain conditions. These conditions include compliance with applicable payment terms, delivery of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.

When we offer price protection, we offer it with respect to a particular product to all of our retail customers (although only customers who meet the conditions detailed above are entitled to such price protection). We also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide substantial price protection to maintain our relationships with retailers and our access to distribution channels. Product returns and price protection that exceed our reserves could significantly harm our business and financial results.

Sales of certain titles such as Guitar Hero are affected by hardware peripheral availability.

        Some of our titles involve one or more separate hardware peripherals, such as the guitar controller in Guitar Hero. Typically, we sell such software both in bundles with the hardware peripheral and on a stand-alone basis. Consumers may not want to buy such game software if they cannot also buy the hardware peripheral. If we underestimate demand or otherwise are unable to produce sufficient quantities of the hardware peripheral of an acceptable quality or allocate too few peripherals to geographic markets and hardware platforms where demand exceeds supply, we will forego revenue. This may also create greater opportunities for competitors to develop or gain market share with competitive product offerings. If we overestimate demand and make too many peripherals, or allocate too many peripherals to geographic markets and hardware platforms where there is insufficient demand, we will incur unrecoverable manufacturing costs for unsold units as well as for unsold game software. In either case, hardware peripheral manufacturing and allocation decisions may negatively affect our financial performance.

        A limited number of manufacturers are authorized by Sony, Nintendo or Microsoft to make the hardware peripherals for Guitar Hero, and the majority of those manufacturers are located in China. Anything that adversely impacts the ability of those manufacturers to produce or otherwise supply the hardware peripherals for us, including the revocation of the first-party license to produce the hardware, the utilization of such manufacturer's capacity by one of our competitors, natural disasters that disrupt manufacturing, transportation or communications, labor shortages, civil unrest or issues generally negatively impacting international companies operating in China, may adversely impact our ability to supply those peripherals to the market.

We may face difficulty obtaining access to retail shelf space necessary to market and sell our products effectively.

        Retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such "best seller" status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees, and product return policies. Our products constitute a relatively small percentage of any retailer's sales volume. We cannot be certain that retailers will continue to purchase our products or to provide those products with adequate levels of shelf space and promotional support on acceptable terms. A prolonged failure in this regard may significantly harm our business and financial results.

Our sales may decline substantially without warning and in a brief period of time because a majority of our sales are made to a relatively small number of key customers and because we do not have long-term contracts for the sale of our products.

        In the United States and Canada, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries. Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. Our largest customers, Wal-Mart and GameStop, accounted for approximately 14% and 13%, respectively, of our consolidated net revenues for the fiscal year ended March 31, 2008 and approximately 22% and 8%, respectively, of our consolidated net revenues for the fiscal year ended March 31, 2007. The loss of, or significant reduction in sales to, any of our principal retail customers or distributors could significantly harm our business and financial results. The concentration of sales in a small number of large customers also could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. In addition, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

We may be burdened with payment defaults and uncollectible accounts if our distributors or retailers cannot honor their existing credit arrangements.

        Distributors and retailers in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. The insolvency or business failure of any significant retailer or distributor of our products could materially harm our business and financial results. We typically make sales to most such retailers and some such distributors on unsecured credit, with terms that vary depending upon the customer's credit history, solvency, credit limits, and sales history, as well as whether we can obtain sufficient credit insurance. Although, as in the case with most of our customers, we have insolvency risk insurance to protect against a customer's bankruptcy, insolvency, or liquidation, this insurance contains a significant deductible and co-payment obligation, and does not cover all instances of non-payment. In addition, although we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could significantly harm our business and financial results.

We may not be able to maintain our distribution relationships with key vendors and customers.

        Our CD Contact, NBG, and Centresoft subsidiaries distribute interactive entertainment software and hardware products and provide related services in the Benelux countries, Germany, and the United Kingdom, respectively, and via export in other European countries for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers. From time to time, they also maintain exclusive relationships to serve certain retail customers. These services are generally performed subject to limited-term arrangements. Although we expect to use reasonable efforts to retain these vendors and retail customer relationships, we may not be successful in this regard. The cancellation or non-renewal of one or more of these arrangements could adversely affect business and financial results.

Our business is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

        Our business is subject to risks that are generally associated with the entertainment industry, including the popularity, price and timing of the release of our games and the platforms on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted. Many of these risks are beyond our control. These risks could negatively impact our business and financial results.

As online functionality becomes an increasingly important feature of our software products, we may need to defer the recognition of an increasing amount of revenue, which may adversely affect the net revenue, net income and earnings per share that we will report under GAAP.

        As online functionality becomes a more important component of gameplay, an increasing number of our online-enabled games may contain a more-than-inconsequential separate service deliverable in addition to the product, and our performance obligations for these games will extend beyond the sale of the games. Vendor-specific objective evidence of fair value does not exist for the online services, as we do not plan to separately charge for this component of online-enabled games. As a result, for certain key titles to be released in the December quarter of fiscal year 2009 and thereafter, we will recognize all of the revenues from the sale of certain online-enabled games for certain platforms ratably over an estimated service period, which we currently estimate to be six months beginning the month after shipment. In addition, we will defer the costs of sales of those titles. This may have an adverse effect on the revenue, net income and earnings per share that we will report for future periods under GAAP. If we are required to recognize a greater portion of the revenue of a sale after shipment, or if we are required to recognize revenue over a longer service period, there may be an adverse effect on our reported net revenue, net income and earnings per share under GAAP.

We are exposed to seasonality in the sale of our products.

        The interactive entertainment industry is highly seasonal, with the highest levels of consumer demand occurring during the calendar year end holiday buying season. As a result, net revenues, gross profits, and operating income have historically been highest during the second half of the calendar year. Our receivables and credit risk are likewise higher during the second half of the calendar year as customers stock up on our products for the holiday season. Further, delays in development, licensor approvals, or manufacturing can also affect the timing of the release of our products, causing us to miss key selling periods such as the calendar year end holiday buying season.

We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand.

        A significant portion of our selling and general and administrative expense is comprised of personnel and facilities. In the event of a significant decline in revenues, we may not be able to exit facilities, reduce personnel, or make other changes to our cost structure without disruption to operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenues and profit.

If we do not continue to attract and retain key personnel, we will be unable to effectively conduct our business.

        Our success depends to a significant extent on our ability to identify, hire, and retain skilled personnel. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with technical, marketing, sales, product development, and management skills. We may have difficulties in attracting and retaining skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain the services of key personnel, our business and financial results could be negatively impacted.

Our products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technologies. We may also face legal risks arising out of user-generated content.

        We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect our proprietary rights. We own or license various copyrights, patents, and trademarks. We are aware that some unauthorized copying occurs, and if a significantly greater amount of unauthorized copying of our software products were to occur, it could cause material harm to our business and financial results.

        Policing unauthorized use of our products is difficult, and software piracy is a persistent problem, especially in certain countries. Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, though we take steps to make the unauthorized copying and distribution of our products more difficult, as do the manufacturers of consoles on which the majority of our games are played, our efforts and those of the console manufacturers may not be successful in controlling the piracy of our products. Organized pirate operations have been expanding globally. In addition, the proliferation of technology designed to circumvent the protection measures used in our products, the availability of broadband access to the Internet, the ability to download pirated copies of our games from various Internet sites and peer-to-peer networks, and the widespread proliferation of Internet cafes using pirated copies of our products, all have contributed to an expansion in piracy. This could have a negative effect on our growth and profitability in the future.

        Moreover, as we leverage our software products using technologies such as the Internet and online services, and as user-generated content increases, our ability to protect our intellectual property rights and to avoid infringing intellectual property rights of others may diminish. We cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with these emerging technologies.

Data breaches involving the source code for our products or customer or employee data we store could adversely affect our reputation and revenue.

        We store the source code for our interactive entertainment software products as it is created on multiple electronic devices. In addition, we store confidential information with respect to our customers and employees. A breach of the systems on which such source code, account information (including personally identifiable information) and other sensitive data is stored could lead to piracy of our software or fraudulent activity resulting in claims and lawsuits against us in connection with data security breaches. If we are subject to data security breaches, we may have a loss in sales or be forced to pay damages or other amounts, which could materially and adversely affect profitability. In addition, any damage to our reputation resulting from a data breach could have a material adverse impact on either revenue and future growth prospects, or increased costs arising from the implementation of additional security measures.

We may be subject to intellectual property claims.

        As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims. Many of our products are highly realistic and feature materials that are based on real world examples, which may be the subject of intellectual property infringement claims of others. In addition, our products often utilize complex, cutting edge technology that may become subject to emerging intellectual property rights of others. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement. From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming, distracting to management and expensive to defend.

        Intellectual property litigation or claims could force us to do one or more of the following:

  •
  cease selling, incorporating, or using products or services that incorporate the challenged intellectual property;

  •
  obtain a license from the holder of the infringed intellectual property, which if available at all, may not be available on commercially favorable terms; or

  •
  redesign the affected interactive entertainment software products or hardware peripherals, which could result in additional costs, delay introduction and possibly reduce commercial appeal of the affected products.

        Any of these actions may cause material harm to our business and financial results.

Our products are subject to ratings by the Entertainment Software Rating Board and similar agencies. Failure to obtain our target ratings for our products could negatively impact our sales.

        The Entertainment Software Rating Board, or ESRB, is a self-regulatory body in the U.S. which provides consumers of interactive entertainment software with ratings information, including information relating to violence, nudity, or sexual content contained in software titles. Certain countries other than the U.S. have also established similar rating systems as prerequisites for product sales in those countries. In some instances, we may be required to modify our products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. The relevant ESRB ratings include "Everyone" (age 6 and older), "Everyone 10+" (age 10 and older), "Teen" (age 13 and over), or "Mature" (age 17 and over). Certain of our titles have received a "Mature" rating. None of our titles has received the "Adults Only" rating (18 and over). We believe that we comply with rating systems and properly display the ratings and content descriptions received for our titles. If we are unable to obtain the ratings we have targeted for our products as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected.

Our business, products, and distribution are subject to increasing regulation of content in key territories. If we do not successfully respond to these regulations, our business may suffer.

        Legislation is continually being introduced that may affect both the content and the distribution of our products. For example, privacy laws in the United States and Europe impose various restrictions on the collection and storage of personal information. Those laws and regulations vary by territory. In addition, many foreign countries have laws that permit governmental entities to censor the content and/or advertising of interactive entertainment software. Other countries, such as Germany, prohibit certain types of content.

        In the United States, numerous laws have been introduced at the federal and state level which attempt to restrict the content of games or the distribution of such products. For example, legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games (e.g., violent games or those with "M (Mature)" or "AO (Adults Only)" ratings) to minors. In addition, a number of state legislative bodies in states such as Illinois, California, Michigan, and Washington have introduced various forms of legislation designed to regulate and control sales of video games deemed inappropriate for sales to minors. Some argue that there is a link between video games and violence, which may lead to increased pressure for legislative activity. To date, most courts that have ruled on such legislation have ruled in a manner favorable to the interactive entertainment industry. But in the event such legislation is adopted and enforced, the sales of our products may be harmed because the products we are able to offer to our customers and the size of the potential market for our products may be limited. We may also be required to modify certain products or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our products.

If one or more of our titles were found to contain objectionable undisclosed content, our business could suffer.

        Throughout the history of the interactive entertainment industry, many video games have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. However, in some cases, undisclosed content or features have been found in other publishers' interactive entertainment software products. In a few cases, the ESRB has reacted to discoveries of undisclosed content and features by changing the rating that was originally assigned to the product, requiring the publisher to change the game and/or game packaging and/or fining the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, interactive entertainment software consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the company whose game contained the objectionable material, and, in at least one occasion, filing a lawsuit against the publisher of the product containing such content.

        We have implemented preventive measures designed to reduce the possibility of objectionable undisclosed content from appearing in the video games we publish. Nonetheless, these preventive measures are subject to human error, circumvention, overriding, and reasonable resource constraints. If a video game we published were found to contain undisclosed content, the ESRB could demand that the game be recalled and its packaging changed to reflect a revised rating, retailers could refuse to sell it and demand the acceptance of returns of any unsold copies or returns from customers, and/or consumers could refuse to buy it, demand refunds or file lawsuits against us. This could have a material negative impact on operating results and financial condition. In addition, our reputation could be harmed, which could impact sales of our other video games. If any of these consequences were to occur, our business and financial performance could be significantly harmed.

Our products may be subject to legal claims.

        In prior fiscal years, at least two lawsuits have been filed against numerous video game companies, including against us, by the families of victims who were shot and killed by teenage gunmen in attacks perpetrated at schools. These lawsuits alleged that the video game companies manufactured and/or supplied these teenagers with violent video games, teaching them how to use a gun and causing them to act out in a violent manner. These lawsuits have been dismissed. Similar additional lawsuits may be filed in the future. Although, our general liability insurance carrier agreed to defend prior lawsuits of this nature against us, it is uncertain whether our insurance carrier would do so in the future, or if such insurance carriers would cover all or any amounts for which we might be liable if such future lawsuits are not decided in our favor. If such future lawsuits are filed and ultimately decided against us and our insurance carrier does not cover the amounts for which we may be liable, it could have a material adverse effect on our business and financial results. Payment of significant claims by insurance carriers may make such insurance coverage materially more expensive or unavailable in the future, thereby exposing us to additional risk.

Our business is subject to risks and uncertainties of international trade.

        We conduct business throughout the world, and derive a substantial amount of revenue from international trade, particularly from Europe and Australia. Revenues outside of North America have accounted for 39%, 50% and 52% of our consolidated net revenues in fiscal 2008, 2007 and 2006, respectively. We expect that international revenues will continue to account for a significant portion of total revenues in the future.

        We are subject to risks inherent in foreign trade, including increased tariffs and duties, fluctuations in currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which may impact our operating margins or make it more difficult, if not impossible, for us to conduct business in foreign markets.

        For example, a deterioration in relations between the U.S. and any country in which we have significant operations or sales could result in the adoption or expansion of trade restrictions that harm our business and operating results, as could the implementation of government regulations in a country in which we have significant operations or sales.

        If government regulations or restrictions prevent us from repatriating internationally derived revenue into the U.S., or a country's tax structure makes repatriation prohibitively expensive, we may not transfer this revenue into the U.S., which could affect our ability to reinvest or utilize such amounts in our business.

        In addition, cultural differences may affect consumer preferences and limit the popularity of titles that are "hits" in the United States. If we do not correctly assess consumer preferences in the countries in our market, our sales and revenue may be lower than expected.

Fluctuations in currency exchange rates may have a negative impact on our business.

        We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. We have engaged in limited currency hedging activities and, while these hedging activities mitigate some currency exchange rate risks, our reported revenues from international sales and licensing, and thus our results of operations and financial condition would be adversely affected by unfavorable movements in currency exchange rates.

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

        We intend to pursue additional acquisitions of companies, properties, and other assets that can be purchased or licensed on acceptable terms and which we believe can be operated or exploited profitably. Some of these transactions could be material in size and scope. Although we continue to search for additional acquisition opportunities, we may not be successful in identifying suitable acquisitions. As the interactive entertainment software industry continues to consolidate, we face significant competition in seeking and consummating acquisition opportunities. We may not be able to consummate potential acquisitions or an acquisition may not enhance our business or may decrease rather than increase our earnings. In the future, we may issue additional shares of our common stock in connection with one or more acquisitions, which may dilute our existing shareholders. Future acquisitions could also divert substantial management time and result in short-term reductions in earnings or special transaction, ongoing goodwill amortization or other charges . In addition, we cannot guarantee that we will be able to successfully integrate the businesses that we may acquire into our existing business. Our shareholders may not have the opportunity to review, vote on, or evaluate future acquisitions.

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

        We have adopted a shareholder rights plan under which one right entitles the holder to purchase one six-hundredths of a share of our Series A Junior Preferred Stock, as adjusted on account of stock dividends made since the plan's adoption (as so adjusted, one-hundredths (1/100) of a share), at an exercise price of $6.67 per share, as adjusted on account of stock dividends made since the plan's adoption (as so adjusted, $1.11 per share) is attached to each outstanding share of common stock. Such rights only become exercisable if a person or group acquires 15% or more of our common stock (or announces or commences an offer which would result in their owning 15% of the stock) and if such an acquisition occurs, generally each holder of a right may exercise that right for a number of shares of our common stock having a value equal to two times the then-current exercise price of the right (which would currently be $2.22) in lieu of shares of Series A Junior Preferred Stock. This plan therefore makes an acquisition of control in a transaction not approved by our Board of Directors more difficult. The rights plan was amended in connection with the proposed transaction with Vivendi to provide that such transaction will not trigger the rights under the plan and will terminate if and when the transaction is consummated, extinguishing all rights thereunder. However, until such time as the transaction closes the rights plan continues to make it difficult for a company to acquire us without approval of our Board of Directors. In addition, our Amended and Restated By-laws have advance notice provisions for nominations for election of nominees to the Board of Directors which may make it more difficult to acquire control of us. Our long-term incentive plans provide, in the discretion of a committee, for acceleration of stock options following a change in control under certain circumstances, which has the effect of making an acquisition of control more expensive. In addition, some of our officers have severance compensation agreements that provide for substantial cash payments or the acceleration of other benefits in the event of a change in control. These agreements and arrangements may also inhibit a change in control.

Historically, our stock price has been highly volatile.

        The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to many factors, including:

  •
  quarter to quarter variations in our results of operations;

  •
  our announcements of new products;

  •
  our competitors' announcements of new products;

  •
  our product development or release schedule;

  •
  general conditions in the computer, software, entertainment, media or electronics industries, and in the economy;

  •
  the timing of the introduction of new platforms and delays in the actual release of new platforms;

  •
  our hardware manufacturers' announcements of price changes in hardware platforms;

  •
  consumer spending trends;

  •
  the outcome of lawsuits or regulatory investigations in which we are involved;

  •
  changes in earnings estimates or buy/sell recommendations by analysts; and

  •
  investor perceptions and expectations regarding products, plans and strategic position, and those of our competitors and customers.

        In addition, the public stock markets may experience extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons often unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our operating results and financial condition.

        We are subject to income taxes in the United States and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimate process is inherently uncertain, and such estimates are not binding on tax authorities. Our effective tax rate could be adversely affected by changes in our business, including the mix of earnings in countries with differing statutory tax rates, changes in our tax elections, changes in applicable tax laws as well as other factors. Further, tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed estimates, our income tax provision and net income could be materially affected.

        We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the United States and various other jurisdictions. Tax authorities regularly examine these non-income taxes. There can be no assurance that the outcomes from these examinations, changes in our business or changes in applicable tax rules will not have an adverse effect on our operating results and financial condition.

SEC investigation and litigation relating to stock options remain pending and may adversely affect our business and results of operations.

        Although the special subcommittee of independent members of our board of directors established in July 2006 to review our historical stock option granting practices, which we refer to as the special subcommittee, has completed its review of those practices and our stock option grants made in the period between 1992 and 2006, and although we have made to the SEC Staff an offer of settlement of the SEC's formal investigation relating to our stock option granting practices, which the SEC Staff has indicated it is prepared to recommend to the SEC, and have agreed to a settlement of the derivative litigation against us and certain of our current and former directors and officers, the settlement with the SEC remains subject to final documentation and then approval by the Commission and the settlement of the derivative litigation remain subject to final court approval. We believe that we have taken appropriate action by restating our financial statements through the fiscal year ended March 31, 2006, as filed in our amended Annual Report on Form 10-K/A on May 25, 2007, and made appropriate disclosures for matters relating to stock options. If, however, the pending settlements are not approved, the SEC could institute enforcement action seeking other or additional relief or the court in the derivative actions could make findings disagreeing with the findings of the special subcommittee or with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors. If so, we could be required to further restate our prior financial statements, further amend our filings with the SEC, or take other actions not currently contemplated. In addition, additional proceedings would be likely to result in additional legal expense that may affect our results in future periods, and may also result in diversion of management attention and other resources, as well as fines, penalties, damages and other sanctions against the company or individual directors and officers. These eventualities could materially and adversely affect our business and results of operations. We cannot currently predict the ultimate outcome of these proceedings.

Our investments in auction rate securities are subject to risks that may have an adverse effect on our liquidity.

        As of March 31, 2008, the par value of our investment in auction rate securities was $95.2 million, or approximately 6%, of our cash, cash equivalents and investments, and the fair value of these securities was estimated to be $90.9 million, or $4.3 million below par. The change in fair value was recorded as a component of comprehensive income (loss) in the consolidated statement of changes in shareholders' equity, as the decline in fair value is not considered to be "other-than-temporary". The auction rate securities we currently hold are all long term debt obligations secured by student loans, and they carry a "AAA" credit rating—the highest rating given to securities—by a nationally recognized rating agency.

        Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Each of the auction rate securities in our investment portfolio as of March 31, 2008 has experienced a failed auction. There is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. All of our investments were classified as short-term as of December 31, 2007, because such securities were reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business, however we have classified these securities as non-current investments in our consolidated financial statements as of March 31, 2008 due to uncertainties of the timing of liquidation.

        If the issuers of these auction rate securities are unable to successfully close future auctions, their credit ratings deteriorate and we determine that an "other-than-temporary" decline in fair market value has occurred, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss, and we currently believe these securities are not significantly impaired, primarily due to the government guarantee of a substantial portion of the underlying loans, however, it could take until the final maturity of the underlying notes (up to 39 years) to realize our investments' par value. Based on our other available cash and expected operating cash flows and financing, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan or to consummate the proposed post-closing self tender offer described in Note 20 of the Notes to Consolidated Financial Statements included in Item 8. Additionally, we have received indications from certain lenders that we may borrow against the par value of the securities at competitive rates.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our principal corporate and administrative offices are located in approximately 122,200 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405. The following is a listing of the principal offices maintained by us:

PROPERTY	LOCATION	SQ FT	OWNERSHIP	LEASE EXPIRATION
Corporate Offices	Santa Monica, CA, USA	122,200	Lease	December 2010
Product Development & Publishing Facilities (Publishing Segment)
Activision Canada	Ontario, Canada	2,400	Lease	October 2012
Beenox, Inc.	Quebec City, Quebec, Canada	18,500	Lease	August 2008 + January 2010
Bizarre Creations	Merseyside, UK	24,000	Lease	June 2020
China	Shanghai, China	1,400	Lease	Month to Month + June 2008
DemonWare	Dublin, Ireland	11,194	Lease	June 2027
DemonWare	Vancouver, BC, Canada	400	Lease	June 2008
Infinity Ward, Inc.	Encino, CA, USA	35,300	Lease	October 2012
Luxoflux, Inc.	Santa Monica, CA, USA	14,800	Lease	January 2009
Motion Capture Studio	Los Angeles, CA, USA	11,500	Lease	March 2009
Neversoft Entertainment, Inc.	Woodland Hills, CA, USA	53,300	Lease	September 2014
Quality Assurance	Quebec City, Quebec, Canada	6,200	Lease	July 2008 + August 2008
Raven Studios	Middleton, WI, USA	35,300	Lease	June 2015
RedOctane	Chennai, India	6,500	Lease	July 2008 + February 2009
Shaba Games, Inc.	San Francisco, CA, USA	23,300	Lease	February 2013
Toys For Bob, Inc.	Novato, CA, USA	11,800	Lease	October 2012
Treyarch Corporation	Santa Monica, CA, USA	56,200	Lease	November 2009
Vicarious Visions, Inc.	Menands, NY, USA	37,100	Lease	March 2016
Underground	Foster City, CA, USA	24,000	Lease	February 2009
Amsterdam Publishing	Amsterdam, the Netherlands	4,000	Lease	June 2012
Australia Publishing	Sydney, Australia	7,300	Lease	June 2012
France Publishing	Paris, France	5,600	Lease	August 2016
Italy Publishing	Legnano, Italy	4,700	Lease	March 2013
Japan Publishing	Tokyo, Japan	2,200	Lease	March 2009
Korea Publishing	Seoul, South Korea	1,700	Lease	August 2008
Nordic Publishing	Stockholm, Sweden	3,500	Lease	July 2010
RedOctane	Mountain View, CA, USA	13,900	Lease	October 2012
Spain Publishing	Madrid, Spain	3,400	Lease	April 2009
United Kingdom Publishing	Stockley Park, UK	15,000	Lease	September 2015
Value Publishing	Eden Prairie, MN, USA	14,000	Lease	May 2008
Distribution Facilities (Distribution Segment)
German Distribution	Burglengenfeld, Germany	43,100	Own	N/A
Netherlands Distribution-warehouse	Venlo, the Netherlands	44,600	Own	N/A
United Kingdom Distribution	Birmingham, UK	415,000	Lease	May 2011-2018

        Our publishing operations additionally lease facilities in Arkansas, Canada, Minnesota, New York, and Texas for purposes of sales and branch offices.

Item 3.    LEGAL PROCEEDINGS

        On February 8, 2008, the Wayne County Employees' Retirement System filed a lawsuit challenging the transactions contemplated by the business combination agreement, dated as of December 1, 2007, among us, a wholly owned subsidiary of ours established in connection with the proposed transaction, Vivendi, S.A., Vivendi Games, Inc., a wholly owned subsidiary of Vivendi, S.A., and VGAC, a wholly owned subsidiary of Vivendi, S.A., and the sole stockholder of Vivendi Games, Inc. The suit is a putative class action filed against the parties to that business combination agreement as well as certain members of our Board of Directors. The plaintiff alleges, among other things, that our directors named therein failed to fulfill their fiduciary duties with regard to the transactions by "surrendering" the negotiating process to "conflicted management," that those breaches were aided and abetted by Vivendi, S.A., and those of its subsidiaries named in the complaint, and that a preliminary proxy statement contains certain statements that the plaintiff alleges are false and misleading. The plaintiff seeks an order from the court that, among other things, certifies the case as a class action, enjoins the transaction, requires the defendants to disclose all material information, declares that the transaction is in breach of the directors' fiduciary duties and therefore unlawful and unenforceable, awards the plaintiff and the putative class damages for all profits and special benefits obtained by the defendant in connection with the transaction and tender offer, and awards the plaintiff its cost and expense, including attorney's fees.

        In a ruling on March 12, 2008, the court initially declined to schedule a preliminary injunction hearing or allow broad discovery, pending the Company's filing of a revised preliminary proxy statement in connection with the proposed transactions. The court did order the parties to initiate discovery of core documents, and the Company made an initial production of documents. On March 7, 2008, the Company filed a motion to dismiss the complaint, the grounds for which were detailed in a brief filed on April 30, 2008. On April 30, 2008, the Company also filed a motion to stay discovery in the case pending a ruling on the motion to dismiss. Separately, on March 6, 2008, Vivendi, S.A., and those of its subsidiaries named in the complaint filed a motion to dismiss the sole claim alleged against them.

        On May 8, 2008, the plaintiff filed an amended complaint that, among other things, added allegations relating to a revised preliminary proxy statement filed by the Company on April 30, 2008. That same date, the plaintiff also renewed its motion for expedited proceedings. On May 13, 2008, the Company moved to dismiss the amended complaint. On May 14, 2008, Vivendi and its subsidiaries named in the amended complaint also moved to dismiss. On May 22, 2008, the court scheduled a combined hearing for June 30, 2008 on the plaintiff's motion for a preliminary injunction and the defendants' motions to dismiss, but withheld a ruling on the plaintiff's motion for expedited discovery, pending further briefing. On May 28, 2008, the court ordered that expedited discovery proceed as to certain claims and that final briefing on the motions to be heard on June 30, 2008 be filed with the court on June 27, 2008.

        In July 2006, individuals and/or entities claiming to be our stockholders filed derivative lawsuits, purportedly on our behalf, against certain current and former members of our Board of Directors as well as several of our current and former officers. Three derivative actions have been filed in Los Angeles Superior Court: Vazquez v. Kotick, et al ., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al. L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006). These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Four derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006), Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006) Abdelnur vs. Kotick et al., C.D. Cal. Case No. CV07-3575 AHM (PJWx) (filed June 1, 2007), and Scarborough v. Kotick et al., C.D. Cal. Case No. CV07-4602 SVW (PLAx) (filed July 18, 2007). These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints allege, among other things, purported improprieties in our issuance of stock options. Plaintiffs seek various relief on our behalf, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. We expect that defense expenses associated with the matters will be covered by our directors and officers insurance, subject to the terms and conditions of the applicable policies.

        On or about December 4, 2007, we, the plaintiffs, and certain of our current and former officers and directors notified the court in the federal action that we had reached agreement in principle to settle the shareholder derivative litigation pending against such current and former directors and officers of ours. On January 17, 2008, the parties amended that agreement to, among other things, include the plaintiffs in the state court action as parties thereto. The nonbinding agreement in principle was subject, among other things, to the negotiation of a binding definitive settlement agreement addressing all settlement terms, as well as to further approval by the parties and the court.

        Effective as of May 8, 2008, the parties signed a Stipulation of Settlement with respect to these matters. In entering into the Stipulation of Settlement, neither we nor any of the settling parties has admitted to any liability or wrongdoing. Under the terms of the Stipulation of Settlement, which is subject to court approval, we will adopt, implement and/or maintain certain corporate governance and internal control measures, relating principally to the following: board composition, structure and practices, director independence standards, stock ownership and compensation, and education; shareholder proposal evaluation process; nomination procedures for shareholder-nominated directors; shareholder meeting procedures; executive compensation policies and procedures; insider trading controls; and stock option granting procedures. We have agreed to keep these measures in place for a period of three years, subject to certain exceptions. The Stipulation of Settlement also addresses matters relating to the agreements by certain of our current and former directors and officers to reimburse the Company in connection with the receipt of options that required measurement date corrections. In the case of options already exercised, the agreements allowed reimbursement to be made either by cancellation of vested but unexercised options with a value equivalent to the additional exercise price or by payment of additional exercise price. In the case of options not yet exercised, the exercise price to be paid upon future exercise of those options is increased. In the aggregate, settling defendants have elected to cancel options to acquire approximately 800,000 shares of our common stock and have agreed to increases in the exercise prices of approximately 16.1 million options. In addition, the Stipulation of Settlement provides for us to pay $10,000,000 to plaintiffs' attorneys for their fees and expenses, subject to court approval of such fees and expenses and subject to our reservation of all rights against our D&O insurance carriers, reinsurers and co-insurers. The Stipulation of Settlement provides that plaintiffs' attorneys will also be entitled to 15% (up to $750,000) of any payment made by our insurance carriers to us in connection with the settlement. We have not reached agreements with our insurers related to the settlement. The stipulation also provides for the forgiveness of approximately $2.3 million in legal fees previously billed to us by former outside corporate counsel.

        The Stipulation of Settlement was filed in federal court on May 12, 2008 and was preliminarily approved by the U.S. District Court for the Central District of California by order dated May 13, 2008 and entered on May 14, 2008. The settlement is subject to final court approval after notice and a hearing at which shareholders will have the opportunity to object, which is currently scheduled to be held on July 21, 2008. The court will then decide whether to approve the settlement as fair, adequate and in the best interest of our stockholders. While we believe that the settlement meets these criteria, there can be no guarantee that the settlement will receive the required court approval. If final approval is granted, all claims against all defendants in the litigation will be dismissed with prejudice, and all claims that were or could have been brought by any derivative plaintiff, and all claims that arise from or relate to the matters or occurrences that were or could have been alleged in the federal and state derivative actions, will be fully, finally and forever released. The individual settling defendants make no admission of wrongdoing under the Stipulation of Settlement, and they have denied (and continue to deny) all charges of wrongdoing and liability and each and all of the claims and contentions alleged in the derivative actions.

        On July 24, 2006, we received a letter of informal inquiry from the SEC requesting certain documents and information relating to our historical stock option grant practices. Thereafter, in early June 2007, the SEC issued a formal order of non-public investigation, pursuant to which it subpoenaed documents from us related to the investigation, and testimony and documents from certain current and former directors, officers and employees of ours. The Company has made an offer of settlement to the Staff of the SEC, which the SEC Staff has indicated it is prepared to recommend to the SEC. The tentative settlement of the SEC's investigation, which would allege violations of various provisions of the Federal securities laws, is subject to agreement on the specific language of the settlement documents, and then to review and approval by the SEC. There can be no assurance that a final settlement will be approved. In connection with the proposed settlement, the Company would not be required to pay a monetary penalty. Under the proposed settlement, the Company would settle this matter without admitting or denying the SEC's findings.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ National Market under the symbol "ATVI."

        The following table sets forth for the periods indicated the high and low reported sale prices for our common stock. As of May 20, 2008, there were approximately 2,045 holders of record of our common stock.

	High	Low
Fiscal 2007
First Quarter ended June 30, 2006	$15.11	$10.71
Second Quarter ended September 30, 2006	16.00	10.47
Third Quarter ended December 31, 2006	18.19	14.22
Fourth Quarter ended March 31, 2007	19.20	16.05
Fiscal 2008
First Quarter ended June 30, 2007	$21.43	$18.16
Second Quarter ended September 30, 2007	21.91	16.94
Third Quarter ended December 31, 2007	29.87	18.81
Fourth Quarter ended March 31, 2008	29.76	25.11

        On May 20, 2008, the last reported sales price of our common stock was $32.68.

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act of or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Activision, Inc. under the Exchange Act or the Securities Act of 1933, as amended.

        The graph below compares the cumulative 5-year total return of holders of Activision, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Technology Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from March 31, 2003 to March 31, 2008. We have never paid cash dividends on our common stock and have no present plans to do so.

COMPARISON OF 5 YEARS CUMULATIVE TOTAL RETURN*
Among Activision, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

*
$100 invested on March 31, 2003 in stock or index-including reinvestment of dividends.
Fiscal year ending March 31,

	2003	2004	2005	2006	2007	2008
Activision, Inc.	100.00	246.33	307.27	381.73	524.29	755.99
NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49
RDG Technology Composite	100.00	149.02	144.21	170.59	175.88	168.47

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Cash Dividends

        We paid no cash dividends in our fiscal years 2008 or 2007 nor do we anticipate paying any cash dividends at any time in the foreseeable future. We expect that earnings will be retained for the continued growth and development of the business. Future dividends, if any, will depend upon our earnings, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors.

Stock Splits

        In April 2003, the Board of Directors approved a three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend. The split was paid on June 6, 2003 to shareholders of record as of May 16, 2003. In February 2004, the Board of Directors approved a second three-for-two split of our outstanding common shares effected in the form of a 50% stock dividend. The split was paid on March 15, 2004 to shareholders of record as of February 23, 2004. In February 2005, the Board of Directors approved a four-for-three split of our outstanding common shares effected in the form of a 33 1/3% stock dividend. The split was paid on March 22, 2005 to shareholders of record as of March 7, 2005. In September 2005, the Board of Directors approved a four-for-three split of our outstanding common shares effected in the form of a 33 1/3% stock dividend. The split was paid October 24, 2005 to shareholders of record as of October 10, 2005. The par value of our common stock was maintained at the pre-split amount of $.000001. All share and per share data have been restated as if the stock splits had occurred as of the earliest period presented.

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

        Under the buyback program, we did not repurchase any shares of our common stock in the fiscal years ended March 31, 2008, 2007, 2006 or 2005. We repurchased approximately 3.4 million shares of our common stock for $12.4 million in the fiscal year ended March 31, 2004. In addition, approximately 3.1 million shares of common stock were acquired in the fiscal year ended March 31, 2004 as a result of the settlement of $10.0 million of structured stock repurchase transactions entered into in fiscal 2003. As of March 31, 2008, we had no outstanding structured stock repurchase transactions. Structured stock repurchase transactions are settled in cash or stock based on the market price of our common stock on the date of the settlement. Upon settlement, we either have our capital investment returned with a premium or receive shares of our common stock, depending, respectively, on whether the market price of our common stock is above or below a pre-determined price agreed in connection with each such transaction.

Shareholders' Rights Plan

        On April 18, 2000, our Board of Directors approved a shareholders rights plan (the "Rights Plan.") Under the Rights Plan, each common shareholder at the close of business on April 19, 2000 received a dividend of one right for each share of common stock held. Each right represents the right to purchase one six-hundredths (1/600) of a share, as adjusted on account of stock dividends made since the plan's adoption, of our Series A Junior Preferred Stock at an exercise price of $6.67, as adjusted on account of stock dividends made since the plan's adoption. Initially, the rights are represented by our common stock certificates and are neither exercisable nor traded separately from our common stock. The rights will only become exercisable if a person or group acquires 15% or more of the common stock of Activision, or announces or commences a tender or exchange offer which would result in the bidder's beneficial ownership of 15% or more of our common stock.

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

        We amended the Rights Plan concurrent with the execution of the business combination agreement with Vivendi (see Note 20 of the Notes to Consolidated Financial Statements included in Item 8) to provide that (a) the Rights Plan will not be triggered by the business combination agreement or the transaction and (b) the Rights Plan will terminate upon the completion of the transaction and all rights existing under the Rights Plan will be extinguished.

Securities Authorized for Issuance under Equity Compensation Plans

        Information for our equity compensation plans in effect as of March 31, 2008 is as follows (amounts in thousands, except per share amounts):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	40,871	$12.68	16,118
Equity compensation plans not approved by security holders	9,581	$2.46	—

Total	50,452		16,118

        See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 for the material features of each equity compensation plan that was adopted without security holder approval.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2008 are derived from our Consolidated Financial Statements. The Consolidated Balance Sheets as of March 31, 2008 and 2007 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended March 31, 2008, and the report thereon, are included elsewhere in this Form 10-K (amounts in thousands, except per share data).

	For the fiscal years ended March 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net revenues	$2,898,136	$1,513,012	$1,468,000	$1,405,857	$947,656
Cost of sales—product costs	1,240,605	799,587	734,874	658,949	475,541
Cost of sales—intellectual property licenses and software royalties and amortization	404,830	178,478	205,488	185,997	91,606
Income from operations	479,614	73,147	15,226	179,608	104,537
Income before income tax provision	530,868	109,825	45,856	192,700	110,712
Net income	344,883	85,787	40,251	135,057	74,098
Basic earnings per share(1)	1.19	0.31	0.15	0.54	0.31
Diluted earnings per share(1)	1.10	0.28	0.14	0.49	0.29
Basic weighted average common shares outstanding(1)	288,957	281,114	273,177	250,023	236,887
Diluted weighted average common shares outstanding(1)	314,731	305,339	294,002	277,712	258,350
Net Cash Provided By (Used In):
Operating activities	573,500	27,162	86,007	215,309	67,403
Investing activities	326,291	(35,242)	(85,796)	(143,896)	(170,155)
Financing activities	105,163	27,968	45,088	72,654	117,569

	As of March 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Working capital	$1,423,324	$1,060,064	$922,199	$913,819	$675,796
Cash, cash equivalents and short-term investments	1,449,212	954,849	944,960	840,864	587,649
Capitalized software development and intellectual property licenses	193,337	231,196	147,665	127,340	135,201
Long-term investments	91,215	—	—	—	—
Goodwill	279,161	195,374	100,446	91,661	76,493
Total assets	2,530,673	1,793,947	1,418,255	1,305,919	966,220
Shareholders' equity	1,947,892	1,411,532	1,222,623	1,097,274	830,141

(1)
Consolidated financial information for fiscal years 2005 and 2004 has been restated for the effect of our four-for-three stock split effected in the form of a 33 1/3% stock dividend to shareholders of record as of October 10, 2005, paid October 24, 2005.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Business

        We are a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that are used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable franchises, which we market to a variety of consumer demographics. Our fiscal 2008 product portfolio includes titles such as Guitar Hero III: Legends of Rock, Guitar Hero II for the Microsoft Xbox360, Guitar Hero: Rocks the 80s for the PS2, Call of Duty 4: Modern Warfare, Spider-Man 3 The Game ("Spider-Man 3"), Shrek the Third, TRANSFORMERS: The Game, Enemy Territory: Quake Wars, Tony Hawk's Proving Ground, Bee Movie Game, and Spider-Man: Friend or Foe.

        Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to "value" buyers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 ("PS2"), the Sony PlayStation 3 ("PS3"), the Nintendo Wii ("Wii"), and the Microsoft Xbox360 ("Xbox360") console systems, the Nintendo Dual Screen ("NDS"), and the Sony PlayStation Portable ("PSP") hand-held devices, and the personal computer ("PC"). The installed base for the previous generation of hardware platforms (e.g., the PS2) is significant and the fiscal 2006 release of the Xbox360 and the fiscal 2007 releases of the PS3 and the Wii have further expanded the software market. To take advantage of the growth of the PS3, the Xbox360, and the Wii ("the next-generation platforms"), during fiscal 2008, we increased our presence on the next-generation platforms through the increased number of new released titles on the next-generation platforms. For example, the number of new released titles for the Wii tripled from 5 releases during fiscal 2007 to 15 releases, and we successfully released several major titles for the PS3, the Xbox360 and/or the Wii—Guitar Hero III: Legends of Rock, Call of Duty 4: Modern Warfare, Spider-Man 3, Shrek the Third, TRANSFORMERS: The Game, and Tony Hawk's Proving Ground. Some of these titles are also available on the PS2. Our plan is to continue to build a significant presence on the PS3, the Wii, and the Xbox360 ("the next-generation platforms") by continuing to expand the number of titles released on the next-generation and hand-held platforms while continuing to market to the PS2 platform as long as economically attractive given its large installed base.

        Our publishing business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. In North America, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. We conduct our international publishing activities through offices in the United Kingdom ("UK"), Germany, France, Italy, Spain, the Netherlands, Norway, Sweden, Australia, Canada, South Korea, and Japan. Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly owned European distribution subsidiaries. Our distribution business consists of operations located in the UK, the Netherlands, and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

        Our profitability is directly affected by the mix of revenues from our publishing and distribution businesses. Operating margins realized from our publishing business are typically substantially higher than margins realized from our distribution business. Operating margins in our publishing business are affected by our ability to release highly successful or "hit" titles. Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact our operating margin. Operating margins in our distribution business are affected by the mix of hardware and software sales, with software typically producing higher margins than hardware.

Our Focus

        With respect to future game development, we will continue to focus on our "big propositions" products that are backed by strong franchises and high quality development, for which we will provide significant marketing support.

        We have focused on establishing and maintaining relationships with talented and experienced software development and publishing teams. In June 2006, we acquired RedOctane, Inc. ("RedOctane"), the publisher of the popular Guitar Hero franchise. The Guitar Hero franchise has set an industry record, surpassing $1 billion in North America retail sales in 26 months, according to The NPD Group, which is a provider of consumer and retail market research information for a wide range of industries. Guitar Hero III: Legends of Rock was the number one best-selling game in dollars in the U.S. and Europe for fiscal 2008, according to The NPD Group, Charttrack and Gfk. We plan on continuing to build on this franchise by investing in the future development of Guitar Hero titles across a variety of platforms. We have also been successful in the first person action categories through the Call of Duty original franchise, which we plan on continuing as a successful long-term franchise. Call of Duty has achieved over $1 billion life-to-date net revenues in fiscal 2008. Call of Duty 4: Modern Warfare ended the fiscal year as the number two best-selling game worldwide in dollars, according to The NPD Group, Charttrack and Gfk. In September 2007, we acquired U.K.-based video game developer Bizarre Creations Limited ("Bizarre Creations"), a leader in the racing category. With more than 10 years of experience in the racing genre, Bizarre Creations developed the innovative multi-million unit selling franchise, Project Gotham Racing for Microsoft, a critically-acclaimed series for the Xbox and Xbox360. Bizarre Creations and its games have won numerous industry awards including: Best Racing Game for Project Gotham Racing 2 from the British Academy of Film and Television Arts (BAFTA); the Industry Grand Prix Award from Develop; MCV's UK Development Team 2006 award; Best Racing/Driving Game from IGN; Game of the Year from OXM and Gamespy for Project Gotham Racing 3; and IGN's Best Xbox Live Arcade ("XBLA") Game for Geometry Wars: Retro Evolved. Bizarre Creations will play a role in our growth strategy as we develop new intellectual property for the racing segment, expand our development capability and capacity for other genres and utilize Bizarre Creations' proprietary development technology. We also have development agreements with other top-level, third-party developers such as id Software, Inc., Splash Damage, Ltd., and Next Level Games.

        Our fiscal 2008 releases include well-established franchises, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases. For example, we have a long-term relationship with Marvel Entertainment, Inc. through an exclusive licensing agreement for the Spider-Man and X-Men franchises through 2017. This agreement grants us the exclusive, worldwide rights to develop and publish video games based on Marvel's comic book franchises: Spider-Man and X-Men. In addition, we have an agreement with Spider-Man Merchandising, LP which grants us exclusive, worldwide rights to publish video games based on subsequent Spider-Man feature films through 2017. Through March 31, 2008, games based on the Spider-Man and X-Men franchises have generated approximately $1.1 billion in net revenues worldwide. Under this agreement, in the first quarter fiscal 2007 we released the video game, X-Men: The Official Game coinciding with the theatrical release of X-Men: The Last Stand. In the third quarter fiscal 2007, we released Marvel: Ultimate Alliance across multiple platforms and Spider-Man: Battle for New York on the NDS and the GBA. In the first quarter fiscal 2008, we released Spider-Man 3 based on Columbia Pictures/Marvel Entertainment, Inc.'s feature film "Spider-Man 3," which was released in May 2007. We also released Spider-Man: Friend or Foe in the third quarter fiscal 2008.

        We also have an exclusive licensing agreement with professional skateboarder Tony Hawk. The agreement grants us exclusive rights to develop and publish video games through 2015 using Tony Hawk's name and likeness. Through March 31, 2008, we have released nine titles in the Tony Hawk franchise with cumulative net revenues of $1.3 billion, including the fiscal 2008 third quarter release, Tony Hawk's Proving Ground, which was released on the PS3, the PS2, the Wii, the Xbox360 and the NDS.

        We will also continue to evaluate and exploit emerging franchises that we believe have potential to become successful game franchises. For example, we have multi-year, multi-property, agreements with DreamWorks Animation LLC that grant us the exclusive rights to publish video games based on DreamWorks Animation SKG's theatrical releases, including "Shark Tale," which was released in the second quarter fiscal 2005, "Madagascar," which was released in the first quarter fiscal 2006, "Over the Hedge," which was released in the first quarter fiscal 2007, "Shrek the Third," which was released in the first quarter fiscal 2008, "Bee Movie," which was released in the third quarter fiscal 2008, and all of their respective sequels. In addition, our multi-year agreements with DreamWorks Animation LLC also grant us the exclusive video game rights to three upcoming DreamWorks Animation feature films, including "Kung Fu Panda," "Monsters vs Aliens" and "How to Train Your Dragon." We plan to release Kung Fu Panda, Monsters vs Aliens, and Madagascar 2 during fiscal 2009.

        Additionally, we have a strategic alliance with Harrah's Entertainment, Inc. that grants us the exclusive, worldwide interactive rights to develop and publish "World Series of Poker" video games based on the popular World Series of Poker Tournament. In the second quarter fiscal 2006, we released our first title under this alliance, World Series of Poker, which became the number one poker title of calendar year 2005. Further building on this franchise, in the second quarter fiscal 2007, we released our second title under this alliance, World Series of Poker: Tournament of Champions. Additionally, we released our third title under this alliance, World Series of Poker: Battle for the Bracelet in the second quarter fiscal 2008.

        We also continue to build on our portfolio of licensed intellectual property. In February 2006, we signed an agreement with Hasbro Properties Group granting us the exclusive global rights (excluding Japan) to develop console, hand-held, and PC games based on Hasbro's "Transformers" franchise. We released our first "Transformers" game, TRANSFORMERS: The Game, in late June 2007 concurrently with the early July 2007 movie release of the live action "Transformers" film from DreamWorks Pictures and Paramount Pictures. In April 2006, we signed an agreement with MGM Interactive and EON Productions Ltd. granting us the exclusive rights to develop and publish video games based on the James Bond license through 2014. We plan to release our first James Bond title, Quantum of Solace, during fiscal 2009.

        In April 2006, we signed a multi-year agreement with Mattel, Inc. which grants us the exclusive, worldwide distribution rights for the catalog of video games based on Mattel, Inc.'s Barbie franchise on all platforms. Through the third quarter fiscal 2007, we distributed six Barbie titles: Barbie and the 12 Dancing Princesses, The Barbie Diaries: High School Mystery, Barbie Fashion Show, Barbie Horse Adventures: Mystery Ride, Barbie and the Magic of Pegasus, and Barbie as the Princess and the Pauper. Based on the success of this distribution, we signed multi-year license agreements with Mattel, Inc. in January 2007 which grant us the exclusive worldwide rights to develop and publish new video games based on Mattel Inc.'s Barbie and Hot Wheels franchises on all platforms. In the second quarter fiscal 2008, we released Hot Wheels: Beat That!. In September 2006, we entered into a distribution agreement with MTV Networks Kids and Family Group's Nickelodeon, a division of Viacom Inc., to be the exclusive distributor of three new Nick Jr. PC CD-ROM titles, published by Nickelodeon and based on the top preschool series on commercial television, Dora The Explorer, The Backyardigans, and Go, Diego, Go!

        We are utilizing these developer relationships, new intellectual property acquisitions, new original intellectual property creations, and our existing library of intellectual property to further focus our game development on product lines that will deliver significant, lasting, and recurring revenues and operating profits.

Business Combination

        On December 2, 2007, we and Vivendi S.A. ("Vivendi") announced an agreement to combine Vivendi Games, Inc. ("Vivendi Games,") Vivendi's interactive entertainment business which includes Blizzard Entertainment, Inc., the creator of World of Warcraft, a massively multi-player online role-playing game ("MMORPG") franchise, with us. If the transaction closes, we will be renamed Activision Blizzard, Inc. ("Activision Blizzard") and we expect to continue to operate as a public company traded on NASDAQ under the ticker ATVI.

        All information included in this report reflects only Activision's results, and does not reflect any impact of the proposed combination. The forward-looking comments in this Management's Discussion & Analysis of Financial Condition and Results of Operations are prepared on an Activision standalone basis, without considering any potential impacts of the proposed business combination with Vivendi Games.

Critical Accounting Policies and Estimates

        We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Some of our software products provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. In instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, we take this into account when applying our revenue recognition policy. This evaluation is performed for each software product when it is released. We determined that one of our software titles, Enemy Territory: Quake Wars (which is primarily an online multiplayer PC game), contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to game play. As such, our performance obligations for this title extend beyond the sale of the game, which is unique compared to other previously released titles. Vendor-specific objective evidence of fair value ("VSOE") does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we are recognizing all of the revenue from the sale of this title ratably over an estimated service period, which is currently estimated to be six months beginning the month after shipment. In addition, we are deferring the costs of sales for this title. Cost of sales includes: manufacturing costs, software royalties and amortization, and intellectual property licenses. Overall, online play functionality is still an emerging area for us.

        We continue to monitor the development of online functionality (together with online transactions, such as electronics downloads of titles or product add-ons) and its significance to our products. Based on our current assessment of obligations with respect to the online functionality for certain of our fiscal 2009 titles on certain platforms, we expect that certain fiscal 2009 titles will contain online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, and that our performance obligations for these fiscal 2009 titles will extend beyond the sale of the game. VSOE of fair value does not exist for these online features, as we do not plan to separately charge for this component of these fiscal 2009 titles. As a result, we expect to recognize all of the revenue from the sale of these fiscal 2009 titles ratably over an estimated service period, which is currently estimated to be six months beginning the month after shipment. In addition, we expect to defer the costs of sales of these fiscal 2009 titles. We anticipate that, in fiscal 2009, we will likely defer approximately $350.0 million in net revenues and $150.0 million in costs of sales from the sale of these fiscal 2009 titles into fiscal 2010. Since most of these fiscal 2009 titles are planned to release in the third quarter fiscal 2009, we expect that a majority of revenues and costs of sales for these products will be deferred in the third quarter fiscal 2009, and recognized later in the calendar year 2009. However, the actual amount of revenues and costs of sales deferred will vary significantly depending upon the timing of the release of these fiscal 2009 titles and the sales volume of such products.

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

        Sales incentives or other consideration given by us to our customers is accounted for in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). In accordance with EITF Issue 01-9, sales incentives and other consideration that are considered adjustments of the selling price of our products, such as rebates and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular advertisement, are reflected as sales and marketing expenses.

        Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence.    We closely monitor and analyze the historical performance of our various titles, the performance of products released by other publishers and the anticipated timing of other releases in order to assess future demands of current and upcoming titles. Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets but at the same time, are controlled to prevent excess inventory in the channel. We benchmark our units to be shipped to our customers using historical and industry data.

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms and consistent delivery to us of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the franchise, console hardware life cycle, our sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title's recent sell-through history (if available), marketing trade programs, and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our March 31, 2008 allowance for returns and price protection would impact net revenues by $1.3 million.

        Similarly, management must make estimates of the uncollectibility of our accounts receivable. In estimating the allowance for doubtful accounts, we analyze the age of current outstanding account balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customers' payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance. Any significant changes in any of these criteria would affect management's estimates in establishing our allowance for doubtful accounts.

        We value inventory at the lower of cost or market. We regularly review inventory quantities on hand and in the retail channel and record a provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would impact management's estimates in establishing our inventory provision.

        Software Development Costs and Intellectual Property Licenses.    Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

        We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of "cost of sales—software royalties and amortization," capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense.

        Commencing upon product release, capitalized software development costs are amortized to "cost of sales—software royalties and amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months or less.

        Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product. Prior to the related product's release, we expense, as part of "cost of sales—intellectual property licenses," capitalized intellectual property costs when we believe such amounts are not recoverable. Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

        Commencing upon the related product's release, capitalized intellectual property license costs are amortized to "cost of sales—intellectual property licenses" based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

        We evaluate the future recoverability of capitalized software development costs and intellectual property licenses on a quarterly basis. For products that have been released in prior periods, the primary evaluation criterion is actual title performance. For products that are scheduled to be released in future periods, the recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and for any sequel product, estimated performance based on the performance of the product on which the sequel is based. As many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property, and the rights holder's continued promotion and exploitation of the intellectual property.

        Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Additionally, as noted above, as many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

        Stock-based Compensation Expense.    On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases made pursuant to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense recognized under SFAS No. 123R for the years ended March 31, 2008, and 2007 was $53.6 million, and $25.5 million, respectively. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 for additional information.

        We estimate the value of employee stock options on the date of grant using a binomial-lattice model. The fair value of a share-based payment as of the grant date estimated in accordance with this option pricing model depends upon our future stock price as well as assumptions concerning expected volatility, risk-free interest rate, and risk-adjusted stock return, and measures of employees' forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee rank specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and employees' post-vesting termination behavior. Employee rank specific estimates of expected time-to-exercise ("ETTE") were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period and then using those probabilities to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. The weighted-average estimated value of employee stock options granted during the years ended March 31, 2008 and 2007 was $9.21 and $5.86, respectively, per share using the binomial-lattice model with the following weighted-average assumptions:

	Employee and Director Options For the years ended March 31,
	2008	2007
Expected life (in years)	5.41	4.87
Risk free interest rate	4.70%	4.99%
Volatility	51%	54%
Dividend yield	—	—

        To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and SAB No. 107. These methods included the implied volatility method, which is based upon the volatilities for exchange-traded options with respect to our stock, to estimate short-term volatility, the historical method which is based upon the annualized standard deviation of the instantaneous returns on Activision's stock during the option's contractual term, to estimate long-term volatility and a statistical model to estimate the transition or "mean reversion" from short-term volatility to long-term volatility. Based on these methods, for options granted during the year ended March 31, 2008, the expected stock price volatility ranged from 34% to 53%, with a weighted-average volatility of 51%. For options granted during the year ended March 31, 2007, the expected stock price volatility ranged from 38% to 56%, with a weighted average volatility of 54%.

        As was the case for volatility, the risk-free rate is assumed to change during the option's contractual period. As required by a binomial-lattice model, the risk-free rate reflects the interest from one time period to the next (the "forward rate") as opposed to the interest rate from the grant date to the given time period (the "spot rate.") Since we do not currently pay dividends and do not currently expect to pay them in the future, we have assumed that the dividend yield is zero.

        The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is, as required by SFAS No. 123R, output by the binomial-lattice model. The expected life of employee stock options depends on all of the underlying assumptions and calibration of our model. The binomial-lattice model assumes that employees will exercise options when the stock price equals or exceeds an exercise boundary. The exercise boundary is not constant but continually declines as one approaches the option's expiration date. The exact placement of the exercise boundary depends on all of the model inputs as well as the measures that were used to calibrate the model to estimated measures of employees' exercise and termination behavior.

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

        Income Taxes.    We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Effective at the beginning of fiscal 2008, we adopted Financial Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Further information may be found in Note 12 of the Notes to Consolidated Financial Statements included in Item 8.

        Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of FIN 48 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our financial condition and operating results.

Selected Consolidated Statements of Operations Data

        The following table sets forth certain Consolidated Statements of Operations data for the periods indicated as a percentage of consolidated net revenues and also breaks down net revenues by territory, business segment, and platform, as well as operating income by business segment (amounts in thousands):

	For the fiscal years ended March 31,
	2008		2007		2006
Net revenues	$2,898,136	100%	$1,513,012	100%	$1,468,000	100%
Costs and expenses:
Cost of sales—product costs	1,240,605	43	799,587	52	734,874	50
Cost of sales—software royalties and amortization	294,279	10	132,353	9	147,822	10
Cost of sales—intellectual property licenses	110,551	4	46,125	3	57,666	4
Product development	269,535	9	133,073	9	132,651	9
Sales and marketing	308,143	10	196,213	13	283,395	19
General and administrative	195,409	7	132,514	9	96,366	7

Total costs and expenses	2,418,522	83	1,439,865	95	1,452,774	99

Income from operations	479,614	17	73,147	5	15,226	1
Investment income, net	51,254	1	36,678	2	30,630	2

Income before income tax provision	530,868	18	109,825	7	45,856	3
Income tax provision	185,985	6	24,038	1	5,605	—

Net income	$344,883	12%	$85,787	6%	$40,251	3%

Net Revenues by Territory:
North America	$1,761,753	61%	$753,376	50%	$710,040	48%
Europe	1,037,257	36	718,973	47	717,494	49
Other	99,126	3	40,663	3	40,466	3

Total net revenues	$2,898,136	100%	$1,513,012	100%	$1,468,000	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$2,129,799	73%	$886,795	59%	$812,345	55%
Hand-held	219,299	8	153,357	10	158,861	11
PC	156,068	5	78,886	5	183,457	13

Total publishing net revenues	2,505,166	86	1,119,038	74	1,154,663	79

Distribution:
Console	268,794	9	238,662	16	196,413	13
Hand-held	94,918	4	122,293	8	76,973	5
PC	29,258	1	33,019	2	39,951	3

Total distribution net revenues	392,970	14	393,974	26	313,337	21

Total net revenues	$2,898,136	100%	$1,513,012	100%	$1,468,000	100%

Operating Income (Loss) by Segment:
Publishing	$461,718	16%	$64,076	4%	$(6,715)	—%
Distribution	17,896	1	9,071	1	21,941	1

Total operating income	$479,614	17%	$73,147	5%	$15,226	1%

Results of Operations—Fiscal Years Ended March 31, 2008 and 2007

Net Revenues

        We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS2, PS3, Xbox360, and Wii), PCs, and hand-held game devices (such as the NDS, and PSP). We also derive revenue from our distribution business in Europe that provides logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations and third-party manufacturers of interactive entertainment hardware.

        The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the years ended March 31, 2008 and 2007 (amounts in thousands):

	For the fiscal years ended March 31,
			Increase/ (Decrease)	Percent Change
	2008	2007
Publishing net revenues
North America	$1,761,753	$753,376	$1,008,377	134%

Europe	644,287	324,999	319,288	98%
Other	99,126	40,663	58,463	144%

Total international	743,413	365,662	377,751	103%

Total publishing net revenues	2,505,166	1,119,038	1,386,128	124%
Distribution net revenues	392,970	393,974	(1,004)	0%

Consolidated net revenues	$2,898,136	$1,513,012	$1,385,124	92%

        Consolidated net revenues increased 92% from $1,513.0 million for the fiscal year ended March 31, 2007 to $2,898.1 million for the fiscal year ended March 31, 2008.

        In the second quarter fiscal 2008, we determined to recognize all of the net revenues from the sale of one of our titles, Enemy Territory: Quake Wars (which is primarily an online multiplayer PC game), on a deferred basis—straight-line over an estimated service period, which we estimate to be six months beginning the month after shipment. There is no impact to consolidated net revenues for the year ended March 31, 2008.

        Overall, the increase in consolidated net revenues for the fiscal year ended March 31, 2008, was driven by the following:

  •
  Our total publishing net revenues increased substantially by $1,386.1 million year over year. This is due to the strong performance of titles released during fiscal 2008 in each territory. During fiscal 2008, in the U.S., we grew our market share by 7.2 percent to a record 17.3 percent, were the number one console and handheld software publisher in dollars, and had three top-10 best-selling titles overall in dollars, according to The NPD Group. In particular, Guitar Hero III: Legends of Rock, was the number one best-selling game in the U.S. and Europe in dollars for fiscal 2008, according to The NPD Group, Charttrack, and Gfk. Call of Duty 4: Modern Warfare ended the fiscal year as the number two best-selling game worldwide in dollars, according to The NPD Group, Charttrack and Gfk. We have expanded our presence on the next-generation platforms through the increased number of premium priced titles released on those platforms. This has further increased our publishing net revenues as the installed base of the next-generation platforms continues to expand. Other major worldwide releases contributing to the results were Spider-Man 3, Shrek the Third, Bee Movie Game as well as our new licensed intellectual property TRANSFORMERS: The Game. Spider Man 3 and TRANSFORMERS: The Game were the number one and number two best-selling movie based games in dollars worldwide for fiscal 2008, according to The NPD Group, Charttrack and Gfk. In fiscal 2007, our major releases included Call of Duty 3, Guitar Hero 2, Marvel: Ultimate Alliance, Tony Hawk's Project 8, Over the Hedge, X-Men: Official Game, Shrek Smash N' Crash, Tony Hawk's Downhill Jam, World Series of Poker Tournament of Champions, Pimp My Ride, and titles for our Cabela's History Channel and Barbie franchises.

  •
  Changes in foreign exchange rates from a year over year strengthening of the Great Britain Pound ("GBP"), Euro ("EUR") and Australian Dollar ("AUD") in relation to the United States Dollar ("USD") increased reported net revenues by approximately $87.7 million for the year ended March 31, 2008. Excluding the impact of changing foreign currency rates, our consolidated net revenues increased 86% compared to prior year.

        In fiscal 2009, we plan to publish Guitar Hero: On Tour for the NDS; Guitar Hero: Aerosmith, Guitar Hero: Metallica, and Guitar Hero IV across multiple platforms. We plan to release Call of Duty 5, and continue to expand our licensed titles such as Kung Fu Panda, Madagascar: Escape 2 Africa, Monsters vs. Aliens, Marvel Ultimate Alliance 2, our first James Bond title, Quantum of Solace, and several other titles. We also expect to increase our titles across multiple platforms to take advantage of the expected growth of different hardware platforms in fiscal 2009. As a result, we anticipate net revenues will increase in fiscal 2009 in comparison to the record net revenues achieved in fiscal 2008. However, such increases may be offset by the impact of revenue deferral described below.

        When we plan our fiscal 2009 titles releases, we continue to monitor the development of online functionality (together with online transactions, such as electronics downloads of titles or product add-ons) and its significance to our products. Based on our current assessment of obligations with respect to the online functionality for certain of our fiscal 2009 titles on certain platforms, we expect that certain fiscal 2009 titles will contain online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, and that our performance obligations for these fiscal 2009 titles will extend beyond the sale of the game. Vendor specific objective evidence of fair value does not exist for these online features, as we do not plan to separately charge for this component of these fiscal 2009 titles. As a result, we expect to recognize all of the revenue from the sale of these fiscal 2009 titles ratably over an estimated service period, which is currently estimated to be six months beginning the month after shipment. In addition, we expect to defer the costs of sales of these fiscal 2009 titles. We anticipate that, in fiscal 2009, we will likely defer approximately $350.0 million in net revenues and $150.0 million in costs of sales from the sale of these fiscal 2009 titles into fiscal 2010. Since most of these fiscal 2009 titles are planned to release in the third quarter fiscal 2009, we expect that a majority of revenues and costs of sales for these products will be deferred in the third quarter fiscal 2009, and recognized later in the calendar year 2009. However, the actual amount of revenues and costs of sales deferred will vary significantly depending upon the timing of the release of these fiscal 2009 titles and the sales volume of such products.

North America Publishing Net Revenues (amounts in thousands)

March 31, 2008	% of Consolidated Net Revenues	March 31, 2007	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$1,761,753	61%	$753,376	50%	$1,008,377	134%

        North America publishing net revenues increased 134% from $753.4 million for the year ended March 31, 2007 to $1,761.8 million for the year ended March 31, 2008. The main revenue drivers for the year ended March 31, 2008 were Guitar Hero III: Legends of Rock and Call of Duty 4: Modern Warfare. Guitar Hero III: Legends of Rock, was the number one best-selling game in dollars in the U.S. for fiscal 2008, according to The NPD Group. Call of Duty 4: Modern Warfare ended the fiscal 2008 as the number three best-selling game in dollars in the U.S., according to The NPD Group. Other key revenue contributors during the year include Guitar Hero II for the Xbox360, Spider-Man 3, Shrek the Third, and our new licensed intellectual property TRANSFORMERS: The Game.

        North America publishing net revenues increased as a percentage of consolidated net revenues from 50% for the year ended March 31, 2007 to 61% for the year ended March 31, 2008. The increases in the percentages of total consolidated net revenues were a result of the stronger growth in net revenues for the publishing segment than that of the distribution segment during the year.

International Publishing Net Revenues (amounts in thousands)

March 31, 2008	% of Consolidated Net Revenues	March 31, 2007	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$743,413	26%	$365,662	24%	$377,751	103%

        International publishing net revenues increased by 103% from $365.7 million for the year ended March 31, 2007 to $743.4 million for the year ended March 31, 2008. The increase in international publishing net revenues was primarily due to the increase in the number of titles released internationally in fiscal 2008, and the success of Guitar Hero III: Legends of Rock and Call of Duty 4: Modern Warfare. We also grew our European market share from 4.8 percent to 7.4 percent during fiscal 2008, according to Charttrack and Gfk.

        International publishing net revenues were further increased by a year over year strengthening of the EUR, AUD, and GBP in relation to the USD of approximately $63.0 million for the year ended March 31, 2008 as compared to the year ended March 31, 2007. Excluding the impact of changing foreign currency rates, our international publishing net revenues increased 86% year over year. As a percentage of consolidated net revenues, international publishing net revenues increased slightly from 24% for the year ended March 31, 2007 to 26% for the year ended March 31, 2008. The slight increase in the percentage of total consolidated net revenues was a result of the stronger growth in net revenues for the publishing segment than that of the distribution segment during the year.

Publishing Net Revenues by Platform

        Publishing net revenues increased 124% from $1,119.0 million for the year ended March 31, 2007 to $2,505.2 million for the year ended March 31, 2008. The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the years ended March 31, 2008 and 2007 (amounts in thousands):

	Year Ended March 31, 2008	% of Publishing Net Revs	Year Ended March 31, 2007	% of Publishing Net Revs	Increase/ (Decrease)	Percent Change
Publishing Net Revenues
PC	$156,068	6%	$78,886	7%	$77,182	98%

Console
Sony PlayStation 3	313,123	13%	53,842	5%	259,281	482%
Sony PlayStation 2	716,922	29%	500,927	45%	215,995	43%
Microsoft Xbox360	785,476	31%	200,394	18%	585,082	292%
Nintendo Wii	309,867	12%	54,636	5%	255,231	467%
Other	4,411	—%	76,996	7%	(72,585)	(94)%

Total console	2,129,799	85%	886,795	80%	1,243,004	140%

Hand-held	219,299	9%	153,357	13%	65,942	43%

Total publishing net revenues	$2,505,166	100%	$1,119,038	100%	$1,386,128	124%

Personal Computer Net Revenues (amounts in thousands)

March 31, 2008	% of Publishing Net Revenues	March 31, 2007	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$156,068	6%	$78,886	7%	$77,182	98%

        Net revenues from sales of titles for the PC increased 98% from $78.9 million for the year ended March 31, 2007 to $156.1 million for the year ended March 31, 2008. The increases were primarily due to the strong performance of our fiscal 2008 PC release of Call of Duty 4: Modern Warfare. For fiscal 2008, Call of Duty 4: Modern Warfare was the number one PC title in dollars worldwide, according to The NPD Group, Charttrack and Gfk. The increase also resulted from an increased number of titles, both mainline titles and value titles, released on the PC. This compares to fiscal 2007 where net revenues were primarily derived from catalog sales of Call of Duty 2, Quake 4 and The Movies, as well as revenues from our European affiliate title LucasArts' Lego Star Wars II: The Original Trilogy.

        We plan to release several key titles on the PC in fiscal 2009, however, we anticipate net revenues from the PC to be partially offset by the impact of revenue deferral as previously discussed.

Sony PlayStation 3 Net Revenues (amounts in thousands)

March 31, 2008	% of Publishing Net Revenues	March 31, 2007	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$313,123	13%	$53,842	5%	$259,281	482%

        The PS3 was released in North America in November 2006 and in Europe in March 2007. With more than a full year for the installed base of the PS3 to expand, and our increased number of titles available on the PS3, net revenues from sales of titles for the PS3 increased 482% from $53.8 million, or 5% of publishing net revenues for the year ended March 31, 2007 to $313.1 million, or 13% of publishing net revenues for the year ended March 31, 2008. The increase was primarily attributable to the success of Call of Duty 4: Modern Warfare, which was the number one best-selling title in dollars on the PS3, according to The NPD Group. Further, the increased number of titles available on the PS3 has increased our revenues from this platform. We released eight titles on the PS3 during fiscal 2008 as compared to three titles for fiscal 2007. During fiscal 2008, we released Guitar Hero III: Legends of Rock, Call of Duty 4: Modern Warfare, Spider-Man 3, TRANSFORMERS: The Game, Tony Hawk's Proving Ground, Soldier of Fortune: Payback, History Channel: Battle for the Pacific, and our European affiliate title LucasArts' Lego Star Wars: The Complete Saga on the PS3. This compares to the third quarter fiscal 2007 releases of Call of Duty 3, Marvel: Ultimate Alliance and Tony Hawk's Project 8.

        Over the last twelve months, Sony has cut prices and introduced lower priced models of the PS3 hardware. These price reductions have grown the installed base of the PS3, which combined with our strong slate of titles led to a significant increase in net revenues on the PS3 platform. We expect net revenues from sales of titles for the PS3 to continue to increase as we plan to increase our releases on the PS3 to take advantage of the expected growth of the hardware installed base, however, we anticipate such increase will be partially offset by the impact of revenue deferral as previously discussed.

Sony PlayStation 2 Net Revenues (amounts in thousands)

March 31, 2008	% of Publishing Net Revenues	March 31, 2007	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$716,922	29%	$500,927	45%	$215,995	43%

        In general, there was an overall decline in industry sales of titles for the PS2 as more consumers migrated to the next-generation platforms as compared to the prior year. However, net revenues from sales of our titles for the PS2 increased 43% from $500.9 million for the year ended March 31, 2007 to $716.9 million for the year ended March 31, 2008. The key titles impacting the fiscal 2008 results were Guitar Hero III: Legends of Rock, Spider-Man: Friend or Foe, Bee Movie Game, Tony Hawk's Proving Ground, Guitar Hero: Rocks the 80s, Spider-Man 3, Shrek the Third, and TRANSFORMERS: The Game and the continued momentum for our fiscal 2007 third quarter titles. This compares to the titles released in fiscal 2007 such as Call of Duty 3, the number three title overall in dollars for the third quarter fiscal 2007, according to The NPD Group, and Guitar Hero II (game and accessories), the number one best-selling title in dollars on the PS2 platform for the third quarter fiscal 2007 per The NPD Group. Also, in fiscal 2007, we released Marvel: Ultimate Alliance, Over the Hedge, Tony Hawk's Project 8, X-Men: The Official Game, Shrek Smash N' Crash Racing and our European affiliate title, LucasArts' Star Wars Lego 2. As a percentage of publishing net revenues, net revenues from the PS2 decreased from 45% for the year ended March 31, 2007 to 29% for the year ended March 31, 2008. This was mainly attributable to the growth of net revenues from the next-generation platforms at a faster pace than revenues from the PS2.

        Although we expect net revenues from sales of titles for the PS2 to decline over time as consumers transition to the next-generation platforms, we expect significant net revenues for the PS2 for fiscal 2009 as we plan to develop and release many of our key titles on this platform.

Microsoft Xbox360 Net Revenues (amounts in thousands)

March 31, 2008	% of Publishing Net Revenues	March 31, 2007	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$785,476	31%	$200,394	18%	$585,082	292%

        Net revenues from sales of titles for the Xbox360 increased 292% from $200.4 million for the year ended March 31, 2007 to $785.5 million for the year ended March 31, 2008. As a percentage of publishing net revenues, net revenues from sales of titles for the Xbox360 increased from 18% for the year ended March 31, 2007 to 31% for the year ended March 31, 2008. These increases are due to the growing installed base for the Xbox360, as well as an increase in the number of new titles we released. In fiscal 2008, we released seventeen titles for this platform, and the key revenue drivers were Guitar Hero III: Legends of Rock which was the number one best-selling game in dollars in the U.S. and Europe, and Call of Duty 4: Modern Warfare which was the number two best-selling game in dollars worldwide, according to The NPD Group, Charttrack, and Gfk. Other major titles released on the Xbox360 in fiscal 2008 such as Tony Hawk's Proving Ground, Guitar Hero II, Spider-Man 3, and TRANSFORMERS: The Game also contributed to the increase in revenues. This compares to our fiscal 2007 releases of ten titles for this platform, three of which, Call of Duty 3, Tony Hawk's Project 8 and Marvel: Ultimate Alliance ranked among the top ten Xbox360 titles during the third quarter fiscal 2007, according to The NPD Group.

        In August 2007, Microsoft announced a reduction of the retail price of the Xbox360 by $50 in the U.S. market and by EUR 50 in European markets. These price reductions have grown the installed base of the Xbox360, which combined with our strong slate of titles led to a significant increase in net revenues on the Xbox360 platform. We expect net revenues from sales of titles for the Xbox360 to continue to increase as we plan several key releases on the Xbox360 to take advantage of the expected growth of the hardware installed base, however, we anticipate such increase will be partially offset by the impact of revenue deferral as previously discussed.

Nintendo Wii Net Revenues (amounts in thousands)

March 31, 2008	% of Publishing Net Revenues	March 31, 2007	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$309,867	12%	$54,636	5%	$255,231	467%

        The Wii was released in November 2006 and quickly gained strong consumer acceptance due to its innovative controller and mass market appeal. With more than a full year of expanding the installed base of the Wii and our increased number of new titles on the Wii, net revenues from the sales of titles for the Wii increased to $309.9 million for the year ended March 31, 2008 from $54.6 million for the year ended March 31, 2007. As a percentage of publishing net revenues, net revenues from the sales of titles for the Wii increased from 5% to 12% year over year. We released the first version of Guitar Hero for the Wii, Guitar Hero III: Legends of Rock in the third quarter fiscal 2008 which was the main contributor to our net revenues on the platform and the primary reason for the increase in net revenues from sales of Wii titles for the year ended March 31, 2008. Further, we have released fourteen other Wii titles during fiscal 2008 as compared to five Wii titles released during fiscal 2007. Some of the titles we released during fiscal 2008 were Bee Movie Game, Spider-Man: Friend or Foe, Tony Hawk's Proving Ground, Dancing with Stars, Barbie Island Princess, Cabela's: Big Game Hunter 2008 and, in Europe our affiliate LucasArt's titles, Thrillville: Off the Rails, and Lego Star Wars: The Complete Saga. This compares to the five titles concurrently released with the release of the Wii in November 2006, Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Fishing, and Tony Hawk's Downhill Jam.

        We expect net revenues from sales of titles for the Wii to continue to increase as we plan key releases on the Wii for the expected growth of the hardware installed base, however, we anticipate such increase will be partially offset by the impact of revenue deferral as previously discussed.

Hand-held Net Revenues (amounts in thousands)

March 31, 2008	% of Publishing Net Revenues	March 31, 2007	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$219,299	9%	$153,357	13%	$65,942	43%

        Net revenues from sales of titles for the hand-held platforms increased 43% from $153.4 million for the year ended March 31, 2007 to $219.3 million for the year ended March 31, 2008. During fiscal 2008, we have released more "big proposition" titles which contributed to the increase in net revenues. The increase in net revenues was primarily due to the releases of Bee Movie Game, Call of Duty 4: Modern Warfare, Spider-Man: Friend or Foe, Shrek: Ogres and Donkeys, TRANSFORMERS: The Game on the PSP, TRANSFORMERS: Decepticon and TRANSFORMERS: Autobots exclusively on the NDS, and our European releases of two LucasArts' titles, Thrillville: Off the Rails, and Lego Star Wars: The Complete Saga. This compares to the fiscal 2007 releases of Tony Hawk's Downhill Jam, Over the Hedge: Hammy Goes Nuts!, Barbie and the 12 Dancing Princesses, Marvel: Ultimate Alliance, Spider-Man: Battle for New York, Over the Hedge, X-Men: The Official Game, World Series of Poker: Tournament of Champions and Rapala Trophies and our European affiliate title, LucasArts' Lego Star Wars II: The Original Trilogy. As a percentage of publishing net revenues, net revenues from hand-held platforms decreased from 13% for the year ended March 31, 2007 to 9% for the year ended March 31, 2008. This was mainly attributable to the growth of net revenues from the Guitar Hero titles on the next-generation platforms and the Guitar Hero titles were not yet available on the hand-held platforms during fiscal 2008. Our first Guitar Hero title on the hand-held platform will be released in fiscal 2009.

        With the installed base of the NDS and PSP continuing to increase and our increasing presence on hand-held platform, such as Guitar Hero: On Tour, and several other titles, we expect fiscal 2009 hand-held net revenues to continue to increase year over year.

Overall

        The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base for the next-generation platforms, as well as the performance of key product releases from our product release schedule. According to The NPD Group, we were the number one console and handheld software publisher in dollars for fiscal 2008. Additionally, Guitar Hero III: Legends of Rock, was the number one best-selling game in dollars in the U.S. and Europe for fiscal 2008, according to The NPD Group, Charttrack, and Gfk. Call of Duty 4: Modern Warfare ended the fiscal year as the number two best-selling game worldwide in units, with sell-through of more than 9 million units to date, according to The NPD Group, Charttrack and Gfk. In fiscal 2008, both the Guitar Hero and Call of Duty franchises surpassed a billion dollars in life to date net revenues.

        A significant portion of our revenues and profits are derived from a relatively small number of popular titles and franchises each year, so revenues and profits are significantly affected by our ability to release highly successful "hit" titles. For example, for the year ended March 31, 2008, 65% of our consolidated net revenues and 75% of publishing net revenues were derived from net revenues from three franchises. This revenue concentration reflects an industry wide trend, with market share of the top 10 titles of calendar year 2007 doubling versus a year ago, according to The NPD Group. For fiscal 2008, we published three top-10 best-selling titles in dollars overall, according to The NPD Group. Though many of our titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles. We expect that a limited number of titles and franchises will continue to produce a disproportionately large amount of our net revenues and profits.

        Three key factors that could affect future publishing and distribution net revenues performance are console hardware pricing, software pricing, and transitions in console platforms. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions. Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers. Historically, we have also seen that lower console hardware prices put downward pressure on software pricing. However, we expect console software launch pricing for the next-generation platforms to hold at current levels as a result of the strong consumer acceptance of these price points that has occurred since the launch of the next-generation platforms and the greater product capability and entertainment value of next generation titles. We continue to expect software launch pricing on the PS2 to hold at $39.99 for top titles on this platform.

Distribution Net Revenues (amounts in thousands)

March 31, 2008	% of Consolidated Net Revenues	March 31, 2007	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$392,970	14%	$393,974	26%	$(1,004)	0%

        Distribution net revenues for the year ended March 31, 2008 decreased slightly from $394.0 million to $393.0 million year over year. Foreign exchange rates increased reported distribution net revenues by approximately $24.7 million for the year ended March 31, 2008. Excluding the impact of the changing foreign currency rates, our distribution net revenues decreased $25.7 million or 7% year over year. The decrease in absolute dollars of distribution net revenues for the year ended March 31, 2008 was primarily due to the effect of the termination of a significant customer, which outweighed the beneficial effect of foreign currency rates. Distribution net revenues as a percentage of consolidated net revenues decreased from 26% for the year ended March 31, 2007 to 14% for the year ended March 31, 2008, primarily due to the significant increase in publishing net revenues.

        The mix of distribution net revenues between hardware and software sales varied slightly year over year with approximately 26% of distribution net revenues from hardware sales for the year ended March 31, 2008 as compared to 17% for the year ended March 31, 2007. The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers, and our ability to establish and maintain distribution agreements with hardware manufacturers, third-party software publishers and retail customers. For fiscal 2009, we expect distribution net revenues to decrease in absolute dollars due to the full year effect of the termination of the significant customer when compared to fiscal 2008.

Costs and Expenses

Cost of Sales—Product Costs (amounts in thousands)

March 31, 2008	% of Consolidated Net Revenues	March 31, 2007	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$1,240,605	43%	$799,587	52%	$441,018	55%

        "Cost of sales—product costs" increased 55% from $799.6 million for the year ended March 31, 2007 to $1,240.6 million for the year ended March 31, 2008. "Cost of sales—product costs" increased as a result of the revenue growth in our publishing businesses. "Cost of sales—product costs" as a percentage of consolidated net revenues decreased from 52% for the year ended March 31, 2007 to 43% for year ended March 31, 2008. The decrease in "cost of sales—product costs" as a percentage of consolidated net revenues was partially due to a higher percentage of net revenues for fiscal 2008 as compared to fiscal 2007, relating to our publishing business which in general carries a lower percentage "cost of sales—product costs" than our distribution business. Net revenues from our publishing business was 86% of total net revenues for the year ended March 31, 2008 as compared to 74% for the year ended March 31, 2007. As we increase our presence on the next-generation platforms, publishing net revenues during fiscal 2008 included a larger mix of next-generation product sales which carries lower product costs than the other console platforms.

        We expect "cost of sales—product costs" as a percentage of consolidated net revenues for fiscal 2009 to be about in line with fiscal 2008.

Cost of Sales—Software Royalties and Amortization (amounts in thousands)

March 31, 2008	% of Publishing Net Revenues	March 31, 2007	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$294,279	12%	$132,353	12%	$161,926	122%

        "Cost of sales—software royalties and amortization" as a percentage of publishing net revenues for the year ended March 31, 2008 remained constant from the prior fiscal year at 12%. In absolute dollars, "cost of sales—software royalties and amortization" increased from $132.4 million for the year ended March 31, 2007 to $294.3 million for the year ended March 31, 2008. The increase was the result of a larger slate of titles released leading to an increase in net revenues during fiscal 2008 when compared to fiscal 2007.

        For fiscal 2009, we expect "costs of sales—software royalties and amortization" as a percentage of publishing net revenues to be about in line with fiscal 2008 levels.

Cost of Sales—Intellectual Property Licenses (amounts in thousands)

March 31, 2008	% of Publishing Net Revenues	March 31, 2007	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$110,551	4%	$46,125	4%	$64,426	140%

        "Cost of sales—intellectual property licenses" increased in absolute dollars from $46.1 million for the year ended March 31, 2007 to $110.6 million for the year ended March 31, 2008 and remained constant as a percentage of publishing net revenues over the last fiscal year. This was primarily the result of the increase in net revenues and a larger movie slate with higher overall intellectual property costs, offset on a percentage of publishing net revenues by the larger growth of net revenues from titles of our wholly owned intellectual properties, such as Guitar Hero III: Legends of Rock and Call of Duty 4: Modern Warfare, which do not have significant intellectual property costs.

        For fiscal 2009, we expect "costs of sales—intellectual property licenses" as a percentage of publishing net revenues to be about in line with fiscal 2008 levels.

Product Development (amounts in thousands)

March 31, 2008	% of Publishing Net Revenues	March 31, 2007	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$269,535	11%	$133,073	12%	$136,462	103%

        Product development expenses of $269.5 million and $133.1 million represented 11% and 12% of publishing net revenues for the years ended March 31, 2008 and 2007, respectively. The increase in product development expenses primarily resulted from costs incurred during fiscal 2008 to support the greater number of new titles in development, the more technologically advanced nature of those titles, the development costs of those titles that have not yet reached technological feasibility, and exceptional title performance during fiscal 2008 leading to increased costs for studio performance incentive plans.

        For fiscal 2009, we expect product development expenses as a percentage of publishing net revenues to be about in line with fiscal 2008 levels.

Sales and Marketing (amounts in thousands)

March 31, 2008	% of Consolidated Net Revenue	March 31, 2007	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change
$308,143	10%	$196,213	13%	$111,930	57%

        Sales and marketing expenses of $308.1 million and $196.2 million represented 10% and 13% of consolidated net revenues for the years ended March 31, 2008 and 2007, respectively. The increases in absolute dollars were a result of higher spending associated with several larger and successful releases particularly in the third quarter fiscal 2008 and the movie-based releases in the first quarter fiscal 2008, and several marketing programs conducted in the fourth quarter fiscal 2008. As a result of the success of our title releases, our consolidated net revenues increased by a higher percentage than sales and marketing expenses which led to the decrease of sales and marketing expenses as a percentage of consolidated net revenues.

        For fiscal 2009, we expect sales and marketing expenses as a percentage of consolidated net revenues to increase when compared to fiscal 2008 levels because of the effect of revenue deferral as previously discussed and the expected spending increases on sales and marketing to grow market share internationally and to support a larger slate of titles planned in fiscal 2009.

General and Administrative (amounts in thousands)

March 31, 2008	% of Consolidated Net Revenues	March 31, 2007	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$195,409	7%	$132,514	9%	$62,895	47%

        General and administrative expenses of $195.4 million and $132.5 million represented 7% and 9% of consolidated net revenues for the years ended March 31, 2008 and 2007, respectively. Expenses were higher than prior year primarily due to an increase in headcount related costs due to the expansion of RedOctane to support the growth of the Guitar Hero titles, increased bonus accruals due to strong financial performances of the Company, costs related to Activision's pending merger with Vivendi Games, the consolidation and related amortization of intangibles related to DemonWare and Bizarre Creations (acquired in May 2007 and September 2007, respectively) included in our results of operations, and the impact of changes in foreign currency rates.

        For fiscal 2009, we expect general and administrative expenses as a percentage of consolidated net revenues to increase when compared to fiscal 2008 levels because of the effect of revenue deferral as previously discussed although the expenses are expected to be about in line with fiscal 2008.

Operating Income (amounts in thousands)

	March 31, 2008	% of Segment/ Consolidated Net Revs	March 31, 2007	% of Segment/ Consolidated Net Revs	Increase/ (Decrease)	Percent Change
Publishing	$461,718	18%	$64,076	6%	$397,642	621%
Distribution	17,896	5%	9,071	2%	8,825	97%

Consolidated	$479,614	17%	$73,147	5%	$406,467	556%

        Publishing operating income for the year ended March 31, 2008 increased $397.6 million from $64.1 million for fiscal 2007 to $461.7 million for fiscal 2008. The increase was primarily due to:

  •
  The strong performance of our fiscal 2008 titles, leading to the substantial growth in our publishing segment which in general has a higher operating margin than our distribution segment.

  •
  Cost control relative to significant growth in net revenues.

        Distribution operating income for the year ended March 31, 2008 increased over the last fiscal year, from $9.1 million to $17.9 million. The results from the distribution business have improved primarily due to the effect of foreign currency rates, higher operating margin as a result of the termination of a significant customer that generated limited operating income, and the strong performance of Activision titles for the year ended March 31, 2008.

Investment Income, Net (amounts in thousands)

March 31, 2008	% of Consolidated Net Revenues	March 31, 2007	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$51,254	2%	$36,678	2%	$14,576	40%

        Investment income, net for the year ended March 31, 2008 was $51.3 million as compared to $36.7 million for the year ended March 31, 2007. The increase was primarily due to higher yields earned on our increasing portfolio of investments and cash equivalents, and a net realized gain in the fourth quarter fiscal 2008 of $1.1 million on the sale of investments.

Provision for Income Taxes (amounts in thousands)

March 31, 2008	% of Pre Tax Income	March 31, 2007	% of Pre Tax Income	Increase/ (Decrease)	Percent Change
$185,985	35%	$24,038	22%	$161,947	674%

        The income tax provision of $186.0 million for the year ended March 31, 2008 reflects our effective income tax rate of 35%. While our effective income tax rate for the year equals our statutory rate there are certain items that would normally generate a variance between the two rates. Those items are the federal and state research and development tax credits and the impact of foreign tax rate differentials partially offset by state taxes. However, the net effect for the year is approximately zero.

        The aforementioned effective income tax rate for the year ended March 31, 2008 of 35% differs from our effective income tax rate of 22% for the year ended March 31, 2007 due to an increase in pretax income for fiscal 2008 versus the pretax income for fiscal 2007, without a corresponding increase in the benefit of book/tax differences. The lower effective income tax rate in fiscal 2007 was also due to the reversal of valuation allowance.

Net Income

        Net income for the year ended March 31, 2008 was $344.9 million or $1.10 per diluted earnings per share, as compared to net income of $85.8 million or $0.28 per diluted earnings per share for the year ended March 31, 2007.

Results of Operations—Fiscal Years Ended March 31, 2007 and 2006

Net Revenues

        The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the years ended March 31, 2007 and 2006 (amounts in thousands):

	For the fiscal years ended March 31,
			Increase/ (Decrease)	Percent Change
	2007	2006
Publishing net revenues
North America	$753,376	$710,040	$43,336	6%

Europe	324,999	404,157	(79,158)	(20)%
Other	40,663	40,466	197	—%

Total international	365,662	444,623	(78,961)	(18)%

Total publishing net revenues	1,119,038	1,154,663	(35,625)	(3)%
Distribution net revenues	393,974	313,337	(80,637)	26%

Consolidated net revenues	$1,513,012	$1,468,000	$45,012	3%

        The increase in consolidated net revenues for fiscal 2007 was driven by the following:

  •
  Strong performance of our North American publishing unit led to a year over year increase in net revenues of $43.3 million or 6%. In the third quarter fiscal 2007, we released a focused but high quality slate of titles, which resulted in strong consumer demand for our new releases in the third quarter, continuing reorders in the fourth quarter and strong price realization. In fiscal 2007, our major releases included Call of Duty 3, Guitar Hero 2, Marvel: Ultimate Alliance, Tony Hawk's Project 8, Over the Hedge, X-Men: Official Game, Shrek Smash N' Crash, Tony Hawk's Downhill Jam, Series of Poker Tournament of Champions, Pimp My Ride, and titles for our Cabela's History Channel and new Barbie franchises. In fiscal 2006, we released the following major releases: Doom 3 for the Xbox, Madagascar, Fantastic Four, Ultimate Spider-Man, X-Men Legends II, THAW, Call of Duty 2, Call of Duty 2: Big Red One, GUN, True Crime: New York City, Quake 4, Shrek SuperSlam, The Movies, Cabela's Dangerous Hunts 2, and World Series of Poker.

  •
  An increase in net revenues from our distribution business due to a stronger release schedule for certain third-party publishers, higher revenues from hardware sales related to the launch of PS3 and Nintendo Wii, as well as ongoing sales of NDS and PSP, and the addition of a significant new customer in the second quarter fiscal 2007.

  •
  Impact of the year over year strengthening of the Great Britain Pound ("GBP"), Euro ("EUR") and Australian Dollar ("AUD") in relation to the United States Dollar ("USD"). Foreign exchange rates increased reported net revenues by approximately $51.6 million or 4% for the year ended March 31, 2007. Excluding the impact of changing foreign currency rates, our consolidated net revenues remained about in line with prior year.

Partially offset by:

  •
  A decrease in publishing net revenues from our European publishing operations primarily due to a more focused slate in fiscal 2007, and a decrease in our affiliate business as only one title, LucasArts' Star Wars Lego 2 was released in 2007, whereas two strong affiliate titles, LucasArts' Star Wars: Episode III Revenge of the Sith and LucasArts' Star Wars Battlefront II, were released in fiscal 2006.

North America Publishing Net Revenues (amounts in thousands)

March 31, 2007	% of Consolidated Net Revenues	March 31, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$753,376	50%	$710,040	48%	$43,336	6%

        North America publishing net revenues increased 6% from $710.0 million for the year ended March 31, 2006 to $753.4 million for the year ended March 31, 2007. Although the company released fewer titles in fiscal 2007, the high quality slate drove strong consumer demand and enabled the company to maintain pricing and record lower provisions for returns and price protection than in fiscal 2006. Net revenues were impacted by strong performances from Guitar Hero 2, Call of Duty 3, Marvel: Ultimate Alliance and Tony Hawk's Project 8. North America publishing net revenues increased as a percentage of consolidated net revenues from 48% for the year ended March 31, 2006 to 50% for the year ended March 31, 2007. The increase in the percentage of consolidated net revenues is due to a combination of strong performance in North America and a decrease in our international publishing net revenues due to a smaller slate and a decrease in the number of affiliate titles in Europe released in fiscal 2007.

International Publishing Net Revenues (amounts in thousands)

March 31, 2007	% of Consolidated Net Revenues	March 31, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$365,662	24%	$444,623	30%	$(78,961)	(18)%

        International publishing net revenues decreased by 18% from $444.6 million for the year ended March 31, 2006 to $365.7 million for the year ended March 31, 2007. Additionally, international publishing net revenues as a percentage of consolidated net revenues decreased from 30% for the year ended March 31, 2006 to 24% for the year ended March 31, 2007. The decrease in international publishing net revenues was primarily due to the decrease in the number of titles released internationally in fiscal 2007. Additionally, in Europe, our net revenues were impacted by a decrease in revenues from our affiliate titles. Fiscal 2006 included the successful LucasArts' titles, Star Wars:

Revenge of the Sith and Star Wars Battlefront II, while fiscal 2007 included one major affiliate label release, LucasArts' Lego Star Wars II: The Original Trilogy. The decrease in international publishing net revenues was partially offset by a year over year strengthening of the EUR and the GBP in relation to the USD, which increased reported net revenues for fiscal 2007 by approximately $24.2 million. Excluding the impact of changing foreign currency rates, our international publishing net revenues decreased 23% year over year.

Publishing Net Revenues by Platform

        Publishing net revenues decreased 3% from $1,154.7 million for the year ended March 31, 2006 to $1,119.0 million for the year ended March 31, 2007. The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the years ended March 31, 2007 and 2006 (amounts in thousands):

	Year Ended March 31, 2007	% of Publishing Net Revs	Year Ended March 31, 2006	% of Publishing Net Revs	Increase/ (Decrease)	Percent Change
Publishing Net Revenues
PC	$78,886	7%	$183,457	16%	$(104,571)	(57)%

Console
Sony PlayStation 3	53,842	5%	—	—%	53,842	n/a
Sony PlayStation 2	500,927	45%	422,239	36%	78,688	19%
Microsoft Xbox360	200,394	18%	102,809	9%	97,585	95%
Microsoft Xbox	54,232	5%	205,864	18%	(151,632)	(74)%
Nintendo Wii	54,636	5%	—	—%	54,636	n/a
Nintendo GameCube	22,761	2%	80,964	7%	(58,203)	(72)%
Other	3	—%	469	—%	(466)	(99)%

Total console	886,795	80%	812,345	70%	74,450	9%

Hand-held
Game Boy Advance	48,478	4%	79,738	7%	(31,260)	(39)%
PlayStation Portable	49,931	4%	52,016	5%	(2,085)	(4)%
Nintendo Dual Screen	54,948	5%	27,107	2%	27,841	103%

Total hand-held	153,357	13%	158,861	14%	(5,504)	(3)%

Total publishing net revenues	$1,119,038	100%	$1,154,663	100%	$(35,625)	(3)%

Personal Computer Net Revenues (amounts in thousands)

March 31, 2007	% of Publishing Net Revenues	March 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$78,886	7%	$183,457	16%	$(104,571)	(57)%

        Net revenues from sales of titles for the PC decreased 57% from $183.5 million and 16% of publishing net revenues for the year ended March 31, 2006 to $78.9 million and 7% of publishing net revenues for the year ended March 31, 2007. The decreases were primarily due to the strong performance of our fiscal 2006 PC releases, as well as a decrease in the number of titles released for the PC during fiscal 2007 as compared to fiscal 2006. In fiscal 2006, we released the highly successful PC title, Call of Duty 2, which was ranked by NPD Funworld as the number two best selling PC title in the United States for the third quarter fiscal 2006, as well as Quake 4, The Movies, and Doom 3: Resurrection of Evil. This compares to fiscal 2007 where net revenues were primarily derived from catalog sales of Call of Duty 2, Quake 4 and The Movies, as well as revenues from our European affiliate title LucasArts' Lego Star Wars II: The Original Trilogy.

Sony PlayStation 3 Net Revenues (amounts in thousands)

March 31, 2007	% of Publishing Net Revenues	March 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$53,842	5%	$—	—%	$53,842	n/a

        The PS3 was released in November 2006 in North America and in March 2007 in Europe. Consistent with our goal of having a significant presence at the launch of each new platform, we released three titles concurrently with the hardware releases: Call of Duty 3, Marvel: Ultimate Alliance, and Tony Hawk's Project 8. All of these titles were released at premium retail pricing (i.e. $59.99 in the United States).

Sony PlayStation 2 Net Revenues (amounts in thousands)

March 31, 2007	% of Publishing Net Revenues	March 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$500,927	45%	$422,239	36%	$78,688	19%

        Net revenues from sales of titles for the PS2 increased 19% from $422.2 million for the year ended March 31, 2006 to $500.9 million for the year ended March 31, 2007. Although we released a fewer number of major titles for the PS2 in fiscal 2007, the strong performance of these releases, particularly the PS2 exclusive title Guitar Hero 2, resulted in higher net revenues in absolute dollars and as a percentage of publishing net revenues. The key titles impacting the fiscal 2007 results were Call of Duty 3, the #3 title overall for the third quarter fiscal 2007, according to NPD Funworld, and Guitar Hero 2 (game and accessories), the #1 best selling title on the PS2 platform for the third quarter fiscal 2007 per NPD Funworld. In addition, we released Marvel: Ultimate Alliance, Over the Hedge, Tony Hawk's Project 8, X-Men: The Official Game, Shrek Smash N' Crash Racing and our European affiliate title, LucasArts' Star Wars Lego 2. This compares to fiscal 2006 where we released the PS2 titles Call of Duty 2: Big Red One, Tony Hawk's American Wasteland, Shrek SuperSlam, GUN, True Crime: New York City, Madagascar, Fantastic Four, X-Men Legends 2, Ultimate Spiderman and two affiliate titles in Europe, LucasArts' Star Wars: Revenge of the Sith and Star Wars Battlefront II.

Microsoft Xbox360 Net Revenues (amounts in thousands)

March 31, 2007	% of Publishing Net Revenues	March 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$200,394	18%	$102,809	9%	$97,585	95%

        Net revenues from sales of titles for the Xbox360 increased 95% from $102.8 million for the year ended March 31, 2006 to $200.4 million for the year ended March 31, 2007. As a percentage of publishing net revenues, net revenues from sales of titles for the Xbox360 doubled from 9% for the year ended March 31, 2006 to 18% for the year ended March 31, 2007. These increases are due to the growing installed base for the Xbox360, as well as an increase in the number of titles released. In fiscal 2007, we released ten titles for this platform, and according to NPD Funworld, three of our titles, Call of Duty 3, Tony Hawk's Project 8 and Marvel: Ultimate Alliance ranked among the top ten Xbox 360 titles during the third quarter fiscal 2007. In fiscal 2006, we released four titles concurrently with the November 2005 launch of the Xbox360 hardware, Call of Duty 2, THAW, Quake 4, and GUN, and we experienced strong sales for these four titles although limited by hardware availability.

Microsoft Xbox Net Revenues (amounts in thousands)

March 31, 2007	% of Publishing Net Revenues	March 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$54,232	5%	$205,864	18%	$(151,632)	(74)%

        Net revenues from sales of titles for the Xbox decreased 74% from $205.9 million for the year ended March 31, 2006 to $54.2 million for the year ended March 31, 2007. As a percentage of publishing net revenues, net revenues from sales of titles for the Xbox decreased from 18% for the year ended March 31, 2006 to 5% for the year ended March 31, 2007. These decreases were primarily attributable to a slowdown in sales for the Xbox as customers upgrade to the Xbox360, and the reduction in the number of titles released by us for this platform. In fiscal 2007 we released five major titles for Xbox: Call of Duty 3, Tony Hawk's Project 8, Marvel: Ultimate Alliance, Over the Hedge and X-Men: The Official Game. In fiscal 2006, we released our largest slate including Call of Duty: Big Red One, Tony Hawk's American Wasteland, GUN, Ultimate Spiderman, X-Men Legends 2, True Crime: New York City, Shrek: SuperSlam, Madagascar, Fantastic Four and the Xbox exclusive, Doom 3.

Nintendo Wii Net Revenues (amounts in thousands)

March 31, 2007	% of Publishing Net Revenues	March 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$54,636	5%	$—	—%	$54,636	n/a	%

        The Nintendo Wii was released in November 2006. Consistent with our goal of having a significant presence at the launch of each next generation platform, we released five titles concurrently with the release of Wii; Call of Duty 3, Marvel: Ultimate Alliance, World Series of Poker: Tournament of Champions, Rapala Tournament Fishing, and Tony Hawk's Downhill Jam. With the strong consumer demand for the platform, our five releases performed well, three of which were top ten Wii titles in the third quarter fiscal 2007, according to NPD Funworld: Call of Duty 3, Marvel Ultimate Alliance and Tony Hawk's Downhill Jam.

Nintendo GameCube Net Revenues (amounts in thousands)

March 31, 2007	% of Publishing Net Revenues	March 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$22,761	2%	$80,964	7%	$(58,203)	(72)%

        Net revenues from sales of titles for the Nintendo GameCube decreased 72% from $81.0 million for the year ended March 31, 2006 to $22.8 million for the year ended March 31, 2007. The decrease in absolute dollars and as a percentage of publishing net revenues reflects a decrease in the number of new releases in fiscal 2007 compared to fiscal 2006 and a significant slowdown in sales on the GameCube platform as customers transition to the next generation platforms. In fiscal 2006, we released nine major titles: Madagascar, Tony Hawk's American Wasteland, Ultimate Spiderman, Fantastic Four, Call of Duty: Big Red One, True Crime: New York City, GUN, Shrek Super Slam and X-Men Legends 2. This compares to fiscal 2007 when we released four titles: Over the Hedge, X-Men: The Official Game, Shrek Smash N' Crash Racing, and our European affiliate title, Star Wars Lego 2.

Hand-held Net Revenues (amounts in thousands)

March 31, 2007	% of Publishing Net Revenues	March 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$153,357	13%	$158,861	14%	$(5,504)	(3)%

        Net revenues from sales of titles for the hand-held platforms decreased 3% from $158.9 million for the year ended March 31, 2006 to $153.4 million for the year ended March 31, 2007. Hand-held net revenues as a percentage of publishing net revenues decreased slightly from 14% to 13%. Within the hand-held platforms, net revenues for the GBA platform decreased 39%, from $79.7 million for the prior fiscal year, to $48.5 million for fiscal 2007, PSP decreased by 4%, from $52.0 million to $49.9 million, and net revenues for the NDS doubled from $27.1 million for fiscal 2006 to $54.9 million for the current year. The decrease in net revenues for GBA is primarily related to slower GBA sales due to wider acceptance of the NDS platform. The net revenue increase for NDS reflects the strong performance of our key fiscal 2007 titles which includes Over the Hedge, Tony Hawk's Downhill Jam, X-Men: The Official Game, Spider-Man: Battle for New York and LucasArts' Star Wars Lego 2 in Europe, as the platform continued to gain consumer acceptance and market share. PSP net revenues for fiscal 2007 were slightly lower than the previous year. In fiscal 2006, we released a stronger PSP slate and our titles performed well with the consumer excitement for the March 2005 North America platform launch, and the September 2005 European platform launch. The 2006 slate included Tony Hawk's Underground 2, Spider-Man: The Movie 2, X-Men Legends 2, World Series of Poker, and two affiliate titles in Europe. Our key releases in fiscal 2007 were Marvel: Ultimate Alliance, Tony Hawk's Project 8, Call of Duty: Roads to Victory, and one European affiliate title, LucasArts' Star Wars Lego 2.

Distribution Net Revenues (amounts in thousands)

March 31, 2007	% of Consolidated Net Revenues	March 31, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$393,974	26%	$313,337	21%	$80,637	26%

        Distribution net revenues for the year ended March 31, 2007 increased 26% from the prior fiscal year, from $313.3 million to $394.0 million. Foreign exchange rates increased reported distribution net revenues by approximately $27.3 million for the year ended March 31, 2007. Excluding the impact of the changing foreign currency rates, our distribution net revenues increased $53.3 million or 17% year over year. This year over year increase was primarily due to the strong releases for certain third-party publishers, increased hardware sales primarily related to the launch of two new platforms in fiscal 2007, the PS3 and the Nintendo Wii, as well as ongoing sales of NDS and PSP hardware, and the addition of a new customer in the second quarter fiscal 2007.

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

Costs and Expenses

Cost of Sales—Product Costs (amounts in thousands)

March 31, 2007	% of Consolidated Net Revenues	March 31, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$799,587	52%	$734,874	50%	$64,713	9%

        "Cost of sales—product costs" represented 52% and 50% of consolidated net revenues for the years ended March 31, 2007 and 2006, respectively. In absolute dollars, "cost of sales—product costs" increased 9% from $734.9 million for the year ended March 31, 2006 to $799.6 million for the year ended March 31, 2007. The primary factors affecting the increase in "cost of sales—product costs" in absolute dollars and as a percentage of consolidated net revenues were:

  •
  An increase in consolidated net revenues of 3% from $1,468.0 million for the year ended March 31, 2006 to $1,513.0 million for the year ended March 31, 2007.

  •
  A higher percentage of our business relating to distribution which carries higher product costs than our publishing business.

  •
  Higher net revenues from products for console platforms in absolute dollars and as a percentage of publishing net revenues from $812.3 million and 70% of publishing net revenues in fiscal 2006 to $886.8 million and 80% of publishing net revenues in fiscal 2007. Console products have higher costs of sales—product costs associated with them than PC products, due to the royalty payments to hardware manufacturers.

Partially offset by:

  •
  Non-recurring write-downs of inventory costs recorded in fiscal 2006 in the amount of $14.5 million due to the high level of inventory for certain titles which, due to weaker market conditions and a slow down in re-orders caused by the console transition.

Cost of Sales—Software Royalties and Amortization (amounts in thousands)

March 31, 2007	% of Publishing Net Revenues	March 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$132,353	12%	$147,822	13%	$(15,469)	(10)%

        "Cost of sales—software royalties and amortization" for the year ended March 31, 2007 decreased as a percentage of publishing net revenues from the prior fiscal year, from 13% to 12%. In absolute dollars, "cost of sales—software royalties and amortization" for the year ended March 31, 2007 also decreased from the prior fiscal year, from $147.8 million to $132.4 million. The decreases were mainly due to:

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

Cost of Sales—Intellectual Property Licenses (amounts in thousands)

March 31, 2007	% of Publishing Net Revenues	March 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$46,125	4%	$57,666	5%	$(11,541)	(20)%

        "Cost of sales—intellectual property licenses" for the year ended March 31, 2007 decreased in absolute dollars and as a percentage of publishing net revenues over the same period last year, from $57.7 million to $46.1 million and from 5% to 4%, respectively. The decreases in both absolute dollars and as a percentage of publishing net revenues were due mainly to a decrease in the number of titles with associated intellectual property in fiscal 2007 compared to fiscal 2006. In fiscal 2007, we released the following titles with associated intellectual property: Marvel: Ultimate Alliance, Over the Hedge, X-Men: Official Game, Guitar Hero 1 and 2, Tony Hawk's Project 8 and Tony Hawk's Downhill Jam. In fiscal 2006, we released the following titles with associated intellectual property: Doom 3 for the Xbox, Madagascar, Fantastic Four, Ultimate Spider-Man, X-Men Legends II, THAW, Quake IV, and Shrek SuperSlam.

Product Development (amounts in thousands)

March 31, 2007	% of Publishing Net Revenues	March 31, 2006	% of Publishing Net Revenues	Increase/ (Decrease)	Percent Change
$133,073	12%	$132,651	11%	$422	—%

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

  •
  Increases in product development expenses of $4.8 million in fiscal 2007 related to stock-based compensation expense as a result of the implementation of SFAS No. 123R.

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

Sales and Marketing (amounts in thousands)

March 31, 2007	% of Consolidated Net Revenue	March 31, 2006	% of Consolidated Net Revenue	Increase/ (Decrease)	Percent Change
$196,213	13%	$283,395	19%	$(87,182)	(31)%

        Sales and marketing expenses of $196.2 million and $283.4 million represented 13% and 19% of consolidated net revenues for the years ended March 31, 2007 and 2006, respectively. The decrease in both absolute dollars and as a percentage of net revenues was a result of the implementation of a more targeted media program which worked more efficiently helped by the overall strength and high quality of our fiscal 2007 title slate. We also released fewer titles in fiscal 2007 compared to fiscal 2006, when we had the largest slate of new releases in our history. The decreases were partially offset by expenses of $5.1 million in fiscal 2007 related to stock-based compensation expense as a result of the implementation of SFAS No. 123R, as well as sales and marketing expenses associated with the acquisition of the Guitar Hero franchise.

General and Administrative (amounts in thousands)

March 31, 2007	% of Consolidated Net Revenues	March 31, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$132,514	9%	$96,366	7%	$36,148	38%

        General and administrative expenses of $132.5 million and $96.4 million represented 9% and 7% of consolidated net revenues for the years ended March 31, 2007 and 2006, respectively. The increases were primarily due to increased legal expenses and professional fees relating primarily to our internal review of historical stock option granting practices, the consolidation of RedOctane into our results of operations, amortization of intangible assets related to the RedOctane acquisition, and stock-based compensation expense of $10.0 million in fiscal 2007 as a result of the implementation of SFAS No. 123R. These increases were partially offset by the benefits of our cost optimization program launched in the fourth quarter fiscal 2006 and gains on foreign currency.

Operating Income (amounts in thousands)

	March 31, 2007	% of Segment Net Revenues	March 31, 2006	% of Segment Net Revenues	Increase/ (Decrease)	Percent Change
Publishing	$64,076	6%	$(6,715)	(1)%	$70,791	1,054%
Distribution	9,071	2%	21,941	7%	(12,870)	(59)%

Consolidated	$73,147	5%	$15,226	1%	$57,921	380%

        Publishing operating income for the year ended March 31, 2007 increased $70.8 million from the same period last year, from an operating loss of $6.7 million to operating income of $64.1 million. The increase was primarily due to:

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

  •
  Fiscal 2006 results included cancellation, impairment, and earn-out recoverability charges totaling $24.0 million. See additional description of charges incurred in the cost of sales—software royalties and amortization and the product development discussions.

  •
  Fiscal 2006 results also included write-downs of inventory costs of $14.5 million. See additional description in the cost of sales—product costs discussion.

Partially offset by:

  •
  Stock-based compensation expenses of $22.4 million for the year ended March 31, 2007 as a result of the implementation of SFAS No. 123R.

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

Investment Income, Net (amounts in thousands)

March 31, 2007	% of Consolidated Net Revenues	March 31, 2006	% of Consolidated Net Revenues	Increase/ (Decrease)	Percent Change
$36,678	2%	$30,630	2%	$6,048	20%

        Investment income, net for the year ended March 31, 2007 was $36.7 million as compared to $30.6 million for the year ended March 31, 2006. The increase was primarily due to higher yields earned on our short term investments and cash equivalents, and a realized gain in the third quarter fiscal 2007 of $1.8 million on the sale of an investment in common stock.

Provision for Income Taxes (amounts in thousands)

March 31, 2007	% of Pre Tax Income	March 31, 2006	% of Pre Tax Income	Increase/ (Decrease)	Percent Change
$24,038	22%	$5,605	12%	$18,433	329%

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

Selected Quarterly Operating Results

        Our quarterly operating results have in the past varied significantly and will likely vary significantly in the future, depending on numerous factors, several of which are not under our control. See Item 1A—"Risk Factors." Our business also has experienced and is expected to continue to experience significant seasonality, largely due to consumer buying patterns and our product release schedule focusing on those patterns. Net revenues typically are significantly higher during the fourth calendar quarter, primarily due to the increased demand for consumer software during the year-end holiday buying season. Accordingly, we believe that period to period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

        The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

	For the quarters ended
	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006
Net revenues	$602,451	$1,482,484	$317,746	$495,455	$312,512	$824,259	$188,172	$188,069
Cost of sales	350,229	762,290	204,956	327,960	216,007	483,180	141,078	137,800
Operating income (loss)	54,533	404,534	(9,545)	30,092	(29,114)	173,120	(37,410)	(33,449)
Net income (loss)	44,163	272,196	698	27,826	(14,422)	142,820	(24,302)	(18,309)
Basic earnings (loss) per share	0.15	0.93	0.00	0.10	(0.05)	0.51	(0.09)	(0.07)
Diluted earnings (loss) per share	0.14	0.86	0.00	0.09	(0.05)	0.46	(0.09)	(0.07)

Liquidity and Capital Resources

Sources of Liquidity

	As of and for the years ended March 31,
			Increase/ (Decrease)
	2008	2007
	(amounts in thousands)
Cash and cash equivalents	$1,396,250	$384,409	$1,011,841
Short-term investments	52,962	570,440	(517,478)

	$1,449,212	$954,849	$494,363

Percentage of total assets	57%	53%
Cash flows provided by operating activities	$573,500	$27,162	$546,338
Cash flows provided by (used in) investing activities	326,291	(35,242)	361,533
Cash flows provided by financing activities	105,163	27,968	77,195

        As of March 31, 2008, our primary source of liquidity is comprised of $1,396.3 million of cash and cash equivalents and $53.0 million of short-term investments. Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations. We have also generated cash flows from the issuance of our common stock to employees through the exercise of options, which is described in more detail below in "Cash Flows from Financing Activities." We have not utilized debt financing as a significant source of cash flows. However, we do have available at certain of our international locations credit facilities, which are described below in "Credit Facilities," that can be utilized if needed.

        Following the closing of our proposed business combination with Vivendi Games, Inc. (see Note 20 of the Notes to Consolidated Financial Statements included in Item 8), Activision Blizzard, Inc. ("Activision Blizzard") will commence a cash tender offer for up to 146.5 million of its shares at $27.50 per share. If the tender offer is fully subscribed, the aggregate consideration will be approximately $4.028 billion. Under the terms of the business combination agreement ("BCA"), we and Vivendi S.A. ("Vivendi") have agreed the purchase of the shares tendered in the tender offer will be funded as follows: (a) the first $2.928 billion of the aggregate consideration will be funded by Activision Blizzard with proceeds from the share purchase described in Note 20 of the Notes to Consolidated Financial Statements included in Item 8, available cash on hand and, if necessary, borrowings made under one or more new credit facilities; (b) if the aggregate consideration is more than $2.928 billion, Vivendi has agreed to purchase from Activision Blizzard, at a purchase price of $27.50 per share, additional newly issued shares of Activision Blizzard common stock in an amount equal to the lesser of (x) $700.0 million and (y) the excess of the aggregate consideration over $2.928 billion, which amount will be used to fund the amount of the aggregate consideration that is in excess of $2.928 billion; and (c) if the aggregate consideration exceeds $3.628 billion, Activision Blizzard will fund the additional amount of the aggregate consideration that is in excess of $3.628 billion (up to the maximum aggregate consideration of $4.028 billion) through borrowings made under the new credit facilities issued by Vivendi (see below and Note 21 of the Notes to Consolidated Financial Statements included in Item 8.)

        On April 29, 2008, we, acting on behalf of Activision Blizzard, entered into a senior unsecured credit agreement (the "Credit Agreement") with Vivendi. Borrowings under the Credit Agreement cannot be effected until the consummation of the transactions contemplated by the business combination agreement described above (the "Transactions.") After the closing of the Transactions, among other things, the Company's name will be changed to Activision Blizzard.

        After the closing of the Transactions, the Credit Agreement will provide Activision Blizzard with (i) a term loan credit facility (the "Tranche A Facility") in an aggregate amount of up to $400.0 million to be applied to fund that portion of the post-closing tender offer consideration in excess of

$3.628 billion as set forth in the BCA, (ii) a term loan credit facility (the "Tranche B Facility") in an aggregate amount of up to $150.0 million to be applied to repay certain indebtedness of Vivendi Games after the closing in accordance with the terms of the BCA, and (iii) a revolving credit facility (the "Revolving Facility," and collectively with the Tranche A Facility and the Tranche B Facility, the "New Credit Facilities") in an aggregate amount of up to $475.0 million to be used after the closing of the Transactions for general corporate purposes. In the event the BCA terminates prior to the closing of the Transactions, the New Credit Facilities will terminate effective on the same date (see Note 21 of the Notes to Consolidated Financial Statements included in Item 8).

        We believe that we have sufficient working capital ($1,423.3 million at March 31, 2008), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, the acquisition of intellectual property rights for future products from third parties and the completion of the tender offer in connection with the combination with Vivendi Games.

Cash Flows from Operating Activities

        The primary source of cash flows provided by operating activities typically have included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution, and marketing of our products, third-party developers and intellectual property holders, and our own employees. For the years ended March 31, 2008 and 2007, cash flows from operating activities were $573.5 million and $27.2 million, respectively. The principal components comprising cash flows from operating activities for the year ended March 31, 2008 included an increase in amounts collected from customers due to increased net revenues, an increase in accounts payable, accrued expenses and other liabilities partially offset by the increase in inventory and accounts receivables. See an analysis of the change in key balance sheet accounts below in "Key Balance Sheet Accounts." We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

        A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses. We spent approximately $168.8 million and $166.1 million for the years ended March 31, 2008 and 2007, respectively, in connection with the acquisition of publishing or distribution rights for products being developed by third parties, the execution of new license agreements granting us long-term rights to intellectual property of third parties, as well as the capitalization of product development costs relating to internally developed products. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses. Our future cash commitments relating to these investments are detailed below in "Commitments." Cash flows from operations are affected by our ability to release highly successful or "hit" titles. Though many of these titles have substantial production or acquisition costs and marketing expenditures, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

Cash Flows from Investing Activities

        The primary source of cash used in investing activities typically have included capital expenditures, acquisitions of privately held interactive software development companies and publishing companies, and the net effect of purchases and sales/maturities of short-term investment vehicles. The goal of our investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs, and providing for prudent investment diversification.

        For the years ended March 31, 2008 and 2007, cash flows provided by and used in investing activities were $326.3 million and $35.2 million, respectively. For the year ended March 31, 2008, cash flows provided by investing activities were primarily the result of proceeds from sales and maturities of investments, as offset by cash paid for business acquisitions, capital expenditures, and purchases of short-term investments. The increase in cash flows provided by investing activities versus the prior year was primarily related to our investment activities as we had a bigger net proceeds from sales and maturities of investments, particularly in the fourth quarter fiscal 2008 as compared to that of fiscal 2007. Such activities were carried out in anticipation of the close of the BCA with Vivendi and the related tender offer (see Note 20 of the Notes to Consolidated Financial Statements included in Item 8), and are part of the reason for the substantial increase in cash and cash equivalents of approximately $1 billion. We have historically financed our acquisitions through the issuance of shares of common stock or a combination of common stock and cash.

        Due to uncertainties surrounding the timing of liquidation of our auction rate securities, which are comprised of AAA-rated student-loan-backed taxable securities, all our investments in such securities were classified as long-term investments in our consolidated balance sheets as of March 31, 2008. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. On an industry-wide basis, many auctions have failed, and there is, as yet, no meaningful secondary market for these instruments. Each of the auction rate securities in our investment portfolio as of March 31, 2008 has experienced a failed auction and there is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.

        As there is not yet any meaningful secondary market for these securities, quoted market prices are not available. We estimated the fair market value using valuation models, which take into account both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and likelihood of redemption. Accordingly, we consider the values generated by such valuation models to represent management's best estimate of fair value for the purposes of applying the Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities.

        The change in fair value of the auction rate securities of $4.3 million was recorded as a component of comprehensive income (loss) in the Consolidated Statement of Changes in Shareholders' Equity for the year ended March 31, 2008, as the decline in fair value is not considered to be "other-than-temporary." We have the intent and ability to hold these securities for a period of time sufficient for a recovery of fair value up to (or beyond) the initial cost of the investment.

        Based on our other available cash and expected operating cash flows and financing, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan or to consummate the proposed post-closing tender offer described in Note 20 of the Notes to Consolidated Financial Statements included in Item 8. Additionally we have received indications from certain lenders that we may borrow against the par value of the securities at competitive rates.

Cash Flows from Financing Activities

        The primary source of cash from financing activities has been transactions involving our common stock, including the issuance of shares of common stock to employees. We have not utilized debt financing as a significant source of cash flows. However, we do have available at certain of our international locations, credit facilities, which are described below in "Credit Facilities," that can be utilized if needed.

        For the years ended March 31, 2008 and 2007, cash flows provided by financing activities were $105.2 million and $28.0 million, respectively. The increase in cash provided by financing activities for the year ended March 31, 2008 was the result of the issuance of common stock related to employee equity incentive and stock purchase plans. The increase in stock option exercises was primarily due to the performance of our share price and the release in June 2007 of the suspension of stock option exercises implemented while we were not current with the filings we are required to make pursuant to the Exchange Act.

        During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. As of March 31, 2008, we had approximately $226.2 million available for utilization under the buyback program. We actively manage our capital structure as a component of our overall business strategy. Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases, and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

	March 31, 2008	March 31, 2007	Increase/ (Decrease)
	(amounts in thousands)
Gross accounts receivable	$332,831	$240,112	$92,719
Net accounts receivable	203,420	148,694	54,726

        The increase in gross accounts receivable was primarily the result of increased sales volume in the fourth quarter fiscal 2008 of our successful titles Call of Duty 4: Modern Warfare and Guitar Hero III: Legends of Rock leading to higher net revenues for the fourth quarter fiscal 2008 of $602.5 million compared to $312.5 million for the fourth quarter fiscal 2007.

        Reserves for returns, price protection and bad debt increased from $91.4 million at March 31, 2007 to $129.4 million at March 31, 2008 whereas reserves as a percentage of gross receivables increased from 38% to 39% at March 31, 2007 and 2008, respectively. This was the result of increases in revenues during the fourth quarter fiscal 2008 as compared to the fourth quarter fiscal 2007. Reserves for returns and price protection are a function of the number of units and pricing of titles in retail inventory, which has been consistently applied. (see description of Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence in Item 7: Critical Accounting Policies and Estimates).

Inventories

	March 31, 2008	March 31, 2007	Increase/ (Decrease)
	(amounts in thousands)
Inventories	$146,874	$91,231	$55,643

        The increase in inventories at March 31, 2008 compared to March 31, 2007 is primarily the result of the expanding Guitar Hero franchise, and larger slate of titles when compared to fiscal 2007 across all console platforms and our continued international business growth.

Software Development

	March 31, 2008	March 31, 2007	Increase/ (Decrease)
	(amounts in thousands)
Software development	$109,786	$130,922	$(21,136)

        Software development decreased from $130.9 million at March 31, 2007 to $109.8 million at March 31, 2008. The decrease in software development was primarily the result of an increase in amortization related to the increase in the number of titles released in fiscal 2008 and stock option expenses for the year ended March 31, 2008, partially offset by our continued investment in Activision's future product slate of titles.

Intellectual Property Licenses

	March 31, 2008	March 31, 2007	Increase/ (Decrease)
	(amounts in thousands)
Intellectual Property Licenses	$83,551	$100,274	$(16,723)

        Intellectual property licenses decreased from $100.3 million at March 31, 2007 to $83.6 million at March 31, 2008. The decrease in intellectual property licenses primarily resulted from the amortization of intellectual property licenses upon releases of titles during fiscal 2008.

Accounts Payable

	March 31, 2008	March 31, 2007	Increase/ (Decrease)
	(amounts in thousands)
Accounts payable	$129,896	$136,517	$(6,621)

        The slight decrease in accounts payable of $6.6 million from March 31, 2007 to March 31, 2008 primarily reflects the timing of the payment of several items.

Accrued Expenses and Other Liabilities

	March 31, 2008	March 31, 2007	Increase/ (Decrease)
	(amounts in thousands)
Accrued expenses and other liabilities	$426,175	$204,652	$221,523

        The increase in accrued expenses and other liabilities was primarily driven by:

  •
  Taxes payable as a result of improved profitability leading to utilization of all of our net operating loss carryforwards.

  •
  Increased annual bonuses as a result of our record financial performance.

  •
  Increased royalties payable due to higher net revenues.

See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 for details of accrued expenses and other liabilities.

Capital Requirements

        For the fiscal year ending March 31, 2009, we anticipate total capital expenditures of approximately $35.6 million. Capital expenditures will be primarily for computer hardware and software purchases and various corporate projects.

Credit Facilities

        We have revolving credit facilities with our Centresoft subsidiary located in the UK (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility.")

        The UK Facility provided Centresoft with the ability to borrow up to GBP 12.0 million ($23.9 million), including issuing letters of credit, on a revolving basis as of March 31, 2008. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.2 million) guarantee for the benefit of our CD Contact subsidiary as of March 31, 2008. The UK Facility bore interest at LIBOR plus 2.0% as of March 31, 2008, is collateralized by substantially all of the assets of the subsidiary and expires in March 2009. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of March 31, 2008, we were in compliance with these covenants.

        The German Facility provided for revolving loans up to EUR 0.5 million ($0.8 million) as of March 31, 2008, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary's property and equipment and has no expiration date. No borrowings were outstanding against the German Facility as of March 31, 2008.

        As of March 31, 2008, we maintained a $10.0 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At March 31, 2008, the $10.0 million deposit is included in short-term investments as restricted cash. No borrowings were outstanding as of March 31, 2008.

        As of March 31, 2008, our publishing subsidiary located in the UK maintained a EUR 7.0 million ($11.0 million) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in February 2009. No borrowings were outstanding as of March 31, 2008.

Commitments

        In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, as well as for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer, or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Additionally, we lease certain of our facilities and equipment under non-cancelable operating lease agreements. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of March 31, 2008, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations(1)
	Facility & Equipment Leases	Developer & IP	Marketing	Total
Fiscal years ending March 31,
2009	$19,343	$110,771	$41,401	$171,515
2010	17,028	31,041	22,100	70,169
2011	14,553	34,086	13,100	61,739
2012	10,256	16,586	—	26,842
2013	8,791	21,586	—	30,377
Thereafter	31,201	26,001	—	57,202

Total	$101,172	$240,071	$76,601	$417,844

(1)
We have omitted FIN 48 liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At the adoption date of April 1, 2007, we had $65.5 million of unrecognized tax benefits. At March 31, 2008, we had $74.2 million of unrecognized tax benefits.

Off Balance Sheet Arrangements

        As of March 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off balance sheet arrangements and are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Financial Disclosure

        We maintain internal control over financial reporting, which generally include those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. We also are focused on our "disclosure controls and procedures," which as defined by the Securities and Exchange Commission are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the Securities and Exchange Commission is reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is communicated to management, including our Chief Executive Officers and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Our Disclosure Committee, which operates under the Board approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls, and other accounting and disclosure-

relevant information. These quarterly reports are reviewed by certain key corporate finance representatives. These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee. Finance representatives also conduct reviews with our senior management team, our internal and external counsel, and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the Securities and Exchange Commission. Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the Chief Executive Officers and the Chief Financial Officer review and make various certifications regarding the accuracy of our periodic public reports filed with the Securities and Exchange Commission, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal control over financial reporting, and will make refinements as necessary.

Recently Issued Accounting Standards

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations ("SFAS No. 141(R).") This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. Also in December 2007, the FASB issued Statement No. 160. Non-controlling Interests in Consolidated Financial Statements ("SFAS No. 160.") This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption being prohibited. We do not currently have any non-controlling interests in our subsidiaries, and accordingly the adoption of SFAS No. 160 is not expected to have a material impact on our financial statements. We are currently evaluating the impact from the adoption of SFAS No. 141R on our Consolidated Financial Statements.

        In September 2006, the FASB issued Statement No. 157 ("SFAS No. 157"), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The adoption of SFAS No. 157 is not expected to have a material effect on our financial position or results of operations.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159.") SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on our financial position or results of operations.

        In June 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. The adoption of EITF 07-03 is not expected to have a material impact on our Consolidated Financial Statements.

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161.") SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of SFAS No. 161.

Inflation

        Our management currently believes that inflation has not had a material impact on continuing operations.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in interest rates, currency exchange rates, and market prices. Our market risk sensitive instruments are classified as instruments entered into for purposes "other than trading." Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in interest rates, currency exchange rates, market prices, and the timing of transactions.

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities. We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. As of March 31, 2008, our cash equivalents and short-term investments included debt securities of $1,171.4 million. Also, as of March 31, 2008, we classified our investments in auction rate securities of $91.2 million as long-term investments (see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 for summary of significant accounting policies.)

        The following table presents the amounts and related weighted average interest rates of our investment portfolio as of March 31, 2008 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Variable rate	3.09%	$1,129,980	$1,129,980
Short-term investments:
Fixed rate	5.21%	$41,619	$41,411
Long-term investments:
Variable rate	6.09%	$95,538	$91,215

        Our short-term investments generally mature between three months and thirty months.

Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in currency exchange rates, particularly EUR, GBP, and AUD. The volatility of EUR, GBP, and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year. When appropriate, we enter into hedging transactions in order to mitigate our risk from currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any currency contracts for trading purposes. As of March 31, 2008, we had no outstanding exchange forward contracts. As of March 31, 2007, accrued expenses included approximately $90,000 of pre-tax unrealized losses for the estimated fair value of outstanding currency exchange forward contracts.

Market Price Risk

        With regard to the structured stock repurchase transactions described in Note 15 of the Notes to Consolidated Financial Statements included in Item 8, at those times when we have structured stock repurchase transactions outstanding, it is possible that at settlement we could take delivery of shares at an effective repurchase price higher than the then market price. As of March 31, 2008, we had no structured stock repurchase transactions outstanding.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Other financial statement schedules are omitted because the information called for is not applicable or is shown either in the consolidated financial statements or the notes thereto.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

Item 9A.    CONTROLS AND PROCEDURES

1) Definition and Limitations of Disclosure Controls and Procedures.

        Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

2) Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of the Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this controls evaluation, and subject to the limitations described above, the Chief Executive Officers and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

3) Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness, as of March 31, 2008, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

4) Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, entitled "Proposal 1—Election of Directors," "Executive Officers and Key Employees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Matters—Code of Ethics for Senior Executive and Senior Financial Officers" and "Corporate Governance Matters—Board of Directors and Committees—Audit Committee" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, entitled "Executive Compensation," "Director Compensation" and "Compensation Committee Report" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, entitled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, entitled "Certain Relationships and Related Transactions" and "Corporate Governance Matters—Board of Directors and Committees—Director Independence" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, entitled "Independent Registered Public Accounting Firm's Fees" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

  (a)
  1.  Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 75 herein.

  2.
  Financial Statement Schedule The following financial statement schedule of Activision, Inc. for the fiscal years ended March 31, 2008, 2007, and 2006 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Activision, Inc.:

Schedule II—Valuation and Qualifying Accounts

  Other financial statement schedules are omitted because the information called for is not applicable or is shown either in the consolidated financial statements or the notes thereto.

  3.
  Exhibits Required by Item 601 of Regulation S-K

2.1
Business Combination Agreement, dated as of December 1, 2007, by and among Activision, Inc., Sego Merger Corporation, Vivendi S.A., VGAC LLC and Vivendi Games, Inc. (incorporated by reference to Exhibit 2.1 of Activision's Form 8-K, filed December 6, 2007).
3.1	Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 9, 2000 (incorporated by reference to Exhibit 2.5 of Activision's Form 8-K, filed June 16, 2000).
3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Activision Holdings dated as of June 9, 2000 (incorporated by reference to Exhibit 2.7 of Activision's Form 8-K, filed June 16, 2000).
3.3
Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc. dated as of December 27, 2001 (incorporated by reference to Exhibit 3.4 of Activision's Form 10-Q for the quarter ended December 31, 2001).
3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision, Inc., dated as of April 4, 2005 (incorporated by reference to Exhibit 3.1 of Activision's Form 8-K, filed April 5, 2005).
3.5	Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc. dated August 4, 2005 (incorporated by reference to Exhibit 3.1 of Activision's Form 8-K, filed August 5, 2005).
3.6
Third Amended and Restated By-Laws of Activision, Inc., dated September 27, 2007 (incorporated by reference to Exhibit 3.6 to Activision's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).
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
4.2
Amendment No. 1 to the Rights Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 of Activision's Form 8-K, filed December 6, 2007).
10.1	Activision, Inc. 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision's Form 10-K for the year ended March 31, 2002).

10.2	Amendment to the 1991 Stock Option and Stock Award Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.1 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.3	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of Activision's Form 10-Q for the quarter ended September 30, 2001).
10.4	Amendment to the 1998 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.2 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.5	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ended June 30, 2002).
10.6	Amendment to the 1999 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.3 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.7	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of Activision's Form 10-Q for the quarter ended June 30, 2002).
10.8	Amendment to the 2001 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.4 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.9	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ended June 30, 2003).
10.10	Amendment to the 2002 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.5 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.11	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 4.1 of Activision's Form S-8, Registration No. 333-100114 filed September 26, 2002).
10.12	Amendment to the 2002 Executive Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.6 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.13	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of Activision's Form S-8, Registration No. 333-103323 filed February 19, 2003).
10.14
Amendment to the 2002 Studio Employee Retention Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.7 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.15	Activision, Inc. Third Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Activision's Current Report on Form 8-K filed October 23, 2006).
10.16
Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan for International Employees (incorporated by reference to Exhibit 10.1 of Activision's Current Report on Form 8-K filed October 23, 2006).
10.17	Activision, Inc. Sub-Plan to the Second Amended And Restated 2002 Employee Stock Purchase Plan for International Employees for Eligible Employees in the European Economic Area.
10.18	Australian Addendum to the Activision, Inc. Sub-Plan to the Second Amended And Restated 2002 Employee Stock Purchase Plan for International Employees for Eligible Employees.

10.19	Activision, Inc. Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ended June 30, 2005).
10.20	Amendment to the 2003 Executive Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.9 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.21	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 to Activision's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).
10.22	Australian Addendum to the Activision, Inc. 2007 Incentive Plan.
10.23
Form of Stock Option Certificate for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 1998 Incentive Plan (incorporated by reference to Exhibit 10.1 of Activision's Form 8-K, filed May 31, 2005).
10.24
Form of Stock Option Certificate for grants to persons other than non-employee directors issued pursuant the Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision's Form 8-K, filed May 31, 2005).
10.25
Form of Stock Option Agreement for grants to persons other than non-employee directors issued pursuant the Activision, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.3 of Activision's Form 8-K, filed May 31, 2005).
10.26
Form of Stock Option Agreement for grants to persons other than non-employee directors issued pursuant the Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 10.4 of Activision's Form 8-K, filed May 31, 2005).
10.27
Form of Executive Stock Option Agreement for grants to Robert Kotick or Brian Kelly issued pursuant the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.40 of Activision's Form 10-K for the year ended March 31, 2005).
10.28
Form of Non-Executive Stock Option Agreement for grants to persons other than Robert Kotick or Brian Kelly and non-employee directors issued pursuant the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.41 of Activision's Form 10-K for the year ended March 31, 2005).
10.29
Form of Non-Employee Director Stock Option Agreement for grants to non-employee directors issued pursuant the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.17 of Activision's Form 10-K for the year ended March 31, 2007).
10.30
Notice of Share Option Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.18 of Activision's Form 10-K for the year ended March 31, 2007).
10.31
Notice of Share Option Award for grants to non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.19 of Activision's Form 10-K for the year ended March 31, 2007).
10.32
Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.20 of Activision's Form 10-K for the year ended March 31, 2007).
10.33
Notice of Restricted Share Unit Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.21 of Activision's Form 10-K for the year ended March 31, 2007).

10.34
Notice of Stock Option Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.9 of Activision's Form 10-Q for the quarter ended December 31, 2007).
10.35
Notice of Stock Option Award for grants to non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.10 of Activision's Form 10-Q for the quarter ended December 31, 2007).
10.36
Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.11 of Activision's Form 10-Q for the quarter ended December 31, 2007).
10.37
Notice of Restricted Share Unit Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.12 of Activision's Form 10-Q for the quarter ended December 31, 2007).
10.38
Notice of Restricted Share Unit Award for grants to non-employee directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.13 of Activision's Form 10-Q for the quarter ended December 31, 2007).
10.39
Notice of Restricted Share Unit Award for grants to non-employee directors upon their reelection to the board (other than in connection with 10 years of continuous service) issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.14 of Activision's Form 10-Q for the quarter ended December 31, 2007).
10.40
Employment Agreement, dated July 22, 2002, between Ronald Doornink and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision's Form 10-Q for the quarter ended June 30, 2002).
10.41
Amendment, dated February 27, 2003, to Employment Agreement dated July 22, 2002 between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.34 of Activision's Form 10-K for the year ended March 31, 2005).
10.42
Amendment, dated June 1, 2004, to Employment Agreement dated July 22, 2002, between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.5 of Activision's Form 10-Q for the quarter ended June 30, 2004).
10.43
Amendment, dated June 15, 2005, to Employment Agreement dated July 22, 2002 between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.5 of Activision's Form 10-Q for the quarter ended June 30, 2005).
10.44
Amendment, dated June 4, 2007, to Employment Agreement dated July 22, 2002 between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ended June 30, 2007).
10.45
Employment Agreement, dated June 15, 2005, between Michael Griffith and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of Activision's Form 10-Q for the quarter ended June 30, 2005).
10.46
Amendment to Employment Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Michael Griffith (incorporated by reference to Exhibit 10.7 of Activision's Form 8-K, filed December 6, 2007).
10.47	Stock Option Agreement, dated June 15, 2005, between Michael Griffith and Activision, Inc. (incorporated by reference to Exhibit 10.3 of Activision's Form 10-Q for the quarter ended June 30, 2005).

10.48
Restricted Stock Agreement, dated June 15, 2005, between Michael Griffith and Activision, Inc. (incorporated by reference to Exhibit 10.4 of Activision's Form 10-Q for the quarter ended June 30, 2005).
10.49
Employment Agreement, dated September 9, 2005, between Thomas Tippl and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ended September 30, 2005).
10.50	Stock Option Agreement, dated October 3, 2005, between Thomas Tippl and Activision, Inc. (incorporated by reference to Exhibit 10.2 of Activision's Form 10-Q for the quarter ended September 30, 2005).
10.51
Restricted Stock Agreement, dated October 3, 2005, between Thomas Tippl and Activision, Inc. (incorporated by reference to Exhibit 10.3 of Activision's Form 10-Q for the quarter ended September 30, 2005).
10.52
Employment Agreement, dated September 18, 2006, between Brian Hodous and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.2 of Activision's Form 10-Q for the quarter ended December 31, 2006).
10.53	Letter Agreement, dated September 6, 2006, between Brian Hodous and Activision, Inc. (incorporated by reference to Exhibit 10.44 of Activision's Form 10-K for the year ended March 31, 2007).
10.54	Notice of Share Option Award to, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.45 of Activision's Form 10-K for the year ended March 31, 2007).
10.55	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.46 of Activision's Form 10-K for the year ended March 31, 2007).
10.56	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.47 of Activision's Form 10-K for the year ended March 31, 2007).
10.57
Employment Agreement, dated October 1, 2006, between Robin Kaminsky and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.3 of Activision's Form 10-Q for the quarter ended December 31, 2006).
10.58	Notice of Share Option Award to Robin Kaminsky, dated as of October 19, 2006 (incorporated by reference to Exhibit 10.2 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.59	Notice of Share Option Award to Robin Kaminsky, dated as of October 19, 2006 (incorporated by reference to Exhibit 10.3 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.60	Notice of Restricted Stock Award to Robin Kaminsky, dated as of October 19, 2006 (incorporated by reference to Exhibit 10.4 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.61
Notice of Restricted Stock Award to Robin Kaminsky, dated as of October 19, 2006, between Activision and Robin Kaminsky (incorporated by reference to Exhibit 10.5 of Activision's Form 10-Q for the quarter ended September 30, 2007).

10.62
Employment Agreement, dated September 11, 2007, between George Rose and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.7 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.63	Notice of Share Option Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.12 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.64	Notice of Restricted Share Unit Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.13 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.65
Employment Agreement, dated September 12, 2007, between Ann Weiser and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.8 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.66	Notice of Share Option Award to Ann Weiser, dated September 28, 2007 (incorporated by reference to Exhibit 10.14 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.67	Notice of Restricted Share Unit Award to Ann Weiser, dated September 28, 2007 (incorporated by reference to Exhibit 10.15 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.68
Amended and Restated Employment Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.3 of Activision's Form 8-K, filed December 6, 2007).
10.69
Replacement Bonus Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.5 of Activision's Form 8-K, filed December 6, 2007).
10.70
Stock Option Agreement, dated May 22, 2000, between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.2 of Activision's Form 10-Q for the quarter ending September 30, 2000).
10.71	Notice of Stock Option Award to Robert A. Kotick, dated December 5, 2007.
10.72
Amended and Restated Employment Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.4 of Activision's Form 8-K, filed December 6, 2007).
10.73
Replacement Bonus Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.6 of Activision's Form 8-K, filed December 6, 2007).
10.74	Stock Option Agreement, dated May 22, 2000, between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.4 of Activision's Form 10-Q for the quarter ending September 30, 2000).
10.75
PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement, dated as of April 1, 2000, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.9 of Activision's Form S-3, Registration No. 333-101271, filed January 14, 2003).*

10.76
Letter regarding Modification of Territory for PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement, dated as of June 11, 2004, from Sony Computer Entertainment America Inc. to Activision, Inc. (incorporated by reference to Exhibit 10.50 of Activision's Form 10-K for the year ended March 31, 2007).
10.77
PlayStation 2 Licensed Publisher Agreement, dated as of March 23, 2001, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.10 of Activision's Form S-3, Registration No. 333-101271, filed January 14, 2003).*
10.78
PlayStation Portable ("PSP") Licensed PSP Publisher Agreement, dated September 15, 2004, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.46 of Activision's Form 10-K for the year ended March 31, 2005).*
10.79
PlayStation Portable ("PSP") Licensed PSP Publisher Agreement, dated September 27, 2005, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.60 of Activision's Form 10-K for year ended March 31, 2006).*
10.80
Global PlayStation 3 Format Licensed Publisher Agreement, dated March 5, 2007, between Sony Computer Entertainment America, Inc. and Activision. Inc (incorporated by reference to Exhibit 10.54 of Activision's Form 10-K for the year ended March 31, 2007).*
10.81
Confidential License Agreement for the Nintendo DS (Western Hemisphere), dated as of October 11, 2004, between Nintendo Co., Ltd. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.8 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.82
First Amendment to Confidential License Agreement for Nintendo DS (Western Hemisphere), dated as of July 16, 2007, between Nintendo Co., Ltd. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.83
License Agreement for the Nintendo DS System (EEA, Australia and New Zealand), dated June 20, 2006, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.61 of Activision's Form 10-K for the year ended March 31, 2007).*
10.84
Confidential License Agreement for the Wii Console (Western Hemisphere), dated September 12, 2007, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.9 of Activision's Form 10-Q for the quarter ended September 30, 2007).*
10.85
Confidential License Agreement for the Wii Console (EEA, Australia and New Zealand), dated December 3, 2007, between Nintendo Co., Ltd., Activision, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.8 of Activision's Form 10-Q for the quarter ended December 31, 2007).*
10.86
Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of October 25, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.4 of Activision's Form 10-Q for the quarter ended December 31, 2005).*
10.87
Xbox 360 Disc Program Addendum to the Xbox 360 Publisher License Agreement, dated as of December 15, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.5 of Activision's Form 10-Q for the quarter ended December 31, 2005).*

10.88
Amendment to the Xbox 360 Publisher Licensing Agreement (Platinum/Classic Hits Program), dated as of October 1, 2006, by and between Microsoft Licensing, GP and Activision, Inc. (incorporated by reference to Exhibit 10.68 of Activision's Form 10-K for the year ended March 31, 2007).*
10.89
Xbox Live Server Platform Addendum to the Xbox 360 Publisher Licensing Agreement, dated as of February 6, 2007, by and between Microsoft Licensing, GP and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.69 of Activision's Form 10-K for the year ended March 31, 2007).
10.90	Chart of Compensation Paid to Non-Employee Directors (incorporated by reference to Exhibit 10.10 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.91
Voting and Lock-Up Agreement, dated as of December 1, 2007, by and among Activision, Inc., Vivendi S.A. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision's Form 8-K, filed December 6, 2007).
10.92
Voting and Lock-Up Agreement, dated as of December 1, 2007, by and among Activision, Inc., Vivendi S.A. and Brian G. Kelly (incorporated by reference to Exhibit 10.2 of Activision's Form 8-K, filed December 6, 2007).
14.1	Code of Ethics for Senior Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Activision's Form 10-K for the year ended March 31, 2004).
21.1	Principal subsidiaries of Activision.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Michael Griffith pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Michael Griffith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors from Preliminary Proxy Statement Filed by Activision on April 30, 2008.
99.2	Stipulation of Settlement, dated May 8, 2008 in In re Activision, Inc. Shareholder Derivative Litigation.
99.3	Order Preliminarily Approving Derivative Settlement and Providing for Notice, dated May 13, 2008 in In re Activision, Inc. Shareholder Derivative Litigation.

*
Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 30, 2008
ACTIVISION, INC.
By:	/s/ MICHAEL GRIFFITH Michael Griffith President and Chief Executive Officer, Activision Publishing, Inc. (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Chairman, Chief Executive Officer, Activision, Inc., and Director	May 30, 2008
By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Co-Chairman and Director	May 30, 2008
By:	/s/ MICHAEL GRIFFITH (Michael Griffith)	President and Chief Executive Officer of Activision Publishing, Inc. and Principal Executive Officer of Activision, Inc.	May 30, 2008
By:	/s/ THOMAS TIPPL (Thomas Tippl)	Chief Financial Officer of Activision Publishing, Inc. and Principal Financial and Accounting Officer of Activision, Inc.	May 30, 2008
By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	May 30, 2008
By:	/s/ RONALD DOORNINK (Ronald Doornink)	Director	May 30, 2008
By:	/s/ BARBARA S. ISGUR (Barbara S. Isgur)	Director	May 30, 2008

By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	May 30, 2008
By:	/s/ PETER J. NOLAN (Peter J. Nolan)	Director	May 30, 2008
By:	/s/ RICHARD SARNOFF (Richard Sarnoff)	Director	May 30, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Activision, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 8, present fairly, in all material respects, the financial position of Activision, Inc. and its subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2007. As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Los Angeles, California
May 30, 2008

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of March 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,396,250	$384,409
Short-term investments	52,962	570,440
Accounts receivable, net of allowances of $129,411 and $91,418 at March 31, 2008 and 2007, respectively	203,420	148,694
Inventories	146,874	91,231
Software development	96,182	107,779
Intellectual property licenses	18,661	27,784
Deferred income taxes	41,242	51,564
Other current assets	23,804	19,332

Total current assets	1,979,395	1,401,233
Long-term investments	91,215	—
Software development	13,604	23,143
Intellectual property licenses	64,890	72,490
Property and equipment, net	54,528	46,540
Deferred income taxes	32,825	48,791
Other assets	15,055	6,376
Goodwill	279,161	195,374

Total assets	$2,530,673	$1,793,947

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$129,896	$136,517
Accrued expenses and other liabilities	426,175	204,652

Total current liabilities	556,071	341,169
Other liabilities	26,710	41,246

Total liabilities	582,781	382,415
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at March 31, 2008 and 2007	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at March 31, 2008 and 2007	—	—
Common stock, $.000001 par value and 450,000,000 shares authorized, 294,651,325 and 283,310,734 shares issued and outstanding at March 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	1,148,880	963,553
Retained earnings	772,660	427,777
Accumulated other comprehensive income	26,352	20,202

Total shareholders' equity	1,947,892	1,411,532

Total liabilities and shareholders' equity	$2,530,673	$1,793,947

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the fiscal years ended March 31,
	2008	2007	2006
Net revenues	$2,898,136	$1,513,012	$1,468,000
Costs and expenses:
Cost of sales—product costs	1,240,605	799,587	734,874
Cost of sales—software royalties and amortization	294,279	132,353	147,822
Cost of sales—intellectual property licenses	110,551	46,125	57,666
Product development	269,535	133,073	132,651
Sales and marketing	308,143	196,213	283,395
General and administrative	195,409	132,514	96,366

Total costs and expenses	2,418,522	1,439,865	1,452,774

Income from operations	479,614	73,147	15,226
Investment income, net	51,254	36,678	30,630

Income before income tax provision	530,868	109,825	45,856
Income tax provision	185,985	24,038	5,605

Net income	$344,883	$85,787	$40,251

Basic earnings per share	$1.19	$0.31	$0.15

Weighted average common shares outstanding	288,957	281,114	273,177

Diluted earnings per share	$1.10	$0.28	$0.14

Weighted average common shares outstanding—assuming dilution	314,731	305,339	294,002

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the fiscal years ended March 31, 2008, 2007, and 2006

(Amounts in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Unearned Compensation	Shareholders' Equity
	Shares	Amount
Balance, March 31, 2005	268,041	$—	$783,917	$301,739	$11,618	$—	$1,097,274
Components of comprehensive income:
Net income for the year	—	—	—	40,251	—	—	40,251
Unrealized appreciation on short-term investments, net of taxes	—	—	—	—	10,576	—	10,576
Foreign currency translation adjustment	—	—	—	—	(5,825)	—	(5,825)

Total comprehensive income							45,002
Issuance of common stock to employees	8,782	—	45,188	—	—	—	45,188
Stock-based compensation	—	—	2,632	—	—	—	2,632
Restricted stock grant	—	—	3,500	—	—	(3,500)	—
Cash distribution for fractional shares	(7)	—	(100)	—	—	—	(100)
Amortization of unearned compensation	—	—	—	—	—	467	467
Tax benefit attributable to employee stock options and common stock warrants	—	—	29,367	—	—	—	29,367
Issuance of common stock to effect business combinations	205	—	2,793	—	—	—	2,793

Balance, March 31, 2006	277,021	—	867,297	341,990	16,369	(3,033)	1,222,623
Components of comprehensive income:
Net income for the year	—	—	—	85,787	—	—	85,787
Unrealized depreciation on short-term investments, net of taxes	—	—	—	—	(8,224)	—	(8,224)
Foreign currency translation adjustment	—	—	—	—	12,057	—	12,057

Total comprehensive income							89,620
Issuance of common stock to employees	3,532	—	18,956	—	—	—	18,956
Stock-based compensation	—	—	32,077	—	—	—	32,077
Tax benefit attributable to employee stock options and common stock warrants	—	—	11,338	—	—	—	11,338
Issuance of common stock to effect business combinations	2,758	—	36,918	—	—	—	36,918
Reclassification of unearned compensation	—	—	(3,033)	—	—	3,033	—

Balance, March 31, 2007	283,311	—	963,553	427,777	20,202	—	1,411,532
Components of comprehensive income:
Net income for the year	—	—	—	344,883	—	—	344,883
Unrealized depreciation on investments, net of taxes	—	—	—	—	(1,896)	—	(1,896)
Foreign currency translation adjustment	—	—	—	—	8,046	—	8,046

Total comprehensive income							351,033
Issuance of common stock pursuant to employee stock options, restricted stock rights, employee stock purchase plans and employee bonuses	9,954	—	49,869	—	—	—	49,869
Stock-based compensation expense related to employee stock options, restricted stock rights, and employee stock purchase plans	—	—	55,322	—	—	—	55,322
Tax benefit associated with employee stock options	—	—	57,335	—	—	—	57,335
Issuance of common stock to effect business combinations (see note 8)	1,386	—	25,864	—	—	—	25,864
Employee tender offer (see note 14)	—	—	(3,063)	—	—	—	(3,063)

Balance, March 31, 2008	294,651	$—	$1,148,880	$772,660	$26,352	$—	$1,947,892

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the fiscal years ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$344,883	$85,787	$40,251
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	24,550	(44,092)	(28,453)
Depreciation and amortization	34,128	30,155	14,634
Loss on disposal of property and equipment	1,522	—	—
Realized gain on sale of short term investments	(1,103)	(1,823)	(4,297)
Amortization and write-offs of capitalized software development costs and intellectual property licenses(1)	209,419	91,456	173,602
Stock-based compensation expense(2)	53,565	25,522	3,099
Tax benefit of stock options and warrants exercised	57,335	11,338	29,367
Excess tax benefits from stock option exercises	(57,151)	(9,012)	—
Change in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(52,416)	(108,802)	80,405
Inventories	(55,643)	(26,124)	(13,465)
Software development and intellectual property licenses	(168,768)	(166,138)	(193,927)
Other assets	(11,816)	7,294	(2,038)
Accounts payable	(6,497)	41,115	(19,985)
Accrued expenses and other liabilities	201,492	90,486	6,814

Net cash provided by operating activities	573,500	27,162	86,007

Cash flows from investing activities:
Cash used in business acquisitions (net of cash acquired)	(68,797)	(30,545)	(6,890)
Capital expenditures	(29,400)	(17,935)	(30,406)
Proceeds from disposal of property and equipment	243	—	—
Increase in restricted cash	(4,050)	—	(7,500)
Purchase of investments	(556,643)	(479,533)	(242,568)
Proceeds from sales and maturities of investments	984,938	492,771	201,568

Net cash provided by (used in) investing activities	326,291	(35,242)	(85,796)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees and common stock pursuant to warrants	48,012	18,956	45,088
Excess tax benefits from stock option exercises	57,151	9,012	—

Net cash provided by financing activities	105,163	27,968	45,088

Effect of exchange rate changes on cash	6,887	10,190	(4,576)

Net increase in cash and cash equivalents	1,011,841	30,078	40,723
Cash and cash equivalents at beginning of period	384,409	354,331	313,608

Cash and cash equivalents at end of period	$1,396,250	$384,409	$354,331

(1)
Excludes amortization of stock-based compensation expense.

(2)
Includes the net effects of capitalization and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

        Activision, Inc. ("Activision," the "Company," or "we") is a leading international publisher of interactive entertainment software and peripheral products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that is used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable franchises, which we market to a variety of consumer demographics. Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to "value" buyers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 ("PS2"), Sony PlayStation 3 ("PS3"), Nintendo Wii ("Wii"), and Microsoft Xbox 360 ("Xbox360") console systems, Sony PlayStation Portable ("PSP"), and Nintendo Dual Screen ("NDS") hand-held devices, and the personal computer ("PC"). In prior years, we have also offered our products on the Sony PlayStation ("PS1"), Microsoft Xbox ("Xbox"), Nintendo GameCube ("NGC"), Nintendo Game Boy Advance ("GBA"), and Nintendo 64 ("N64") console systems, and the Nintendo Game Boy Color ("GBC") hand-held device.

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

        We maintain operations in the United States, Canada, the United Kingdom ("UK"), Germany, France, Italy, Spain, Japan, Australia, Sweden, South Korea, Norway, and the Netherlands. In fiscal 2008, operations outside of North America contributed approximately 39% of consolidated net revenues.

Principles of Consolidation

        The consolidated financial statements include the accounts of Activision, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Investments

        Cash and cash equivalents include cash, money markets, and short-term investments with original maturities of not more than 90 days.

        Short-term investments generally mature between three and thirty months. Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such securities represent the investment of cash that is available for current operations. All other investments that are not classified as short-term are classified as long-term investments. All of our investments are classified as available-for-sale and are carried at fair market value with unrealized appreciation (depreciation) reported, net of taxes, as a component of accumulated other comprehensive income (loss) in shareholders' equity. The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment income, net.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Restricted Cash—Compensating Balances

        We maintained an irrevocable standby letter of credit in the amount of a $10.0 million as of March 31, 2008 and $7.5 million as of March 31, 2007. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain with the issuing bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At March 31, 2008 and 2007, $11.6 million and $7.5 million, respectively, of restricted cash is included in short-term investments, most of which is related to that standby letter of credit.

Concentration of Credit Risk

        Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable. We place our temporary cash investments with financial institutions. At various times during the fiscal years ended March 31, 2008, 2007, and 2006, we had deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") limit at these financial institutions.

        Our customer base includes retail outlets and distributors, including mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores in the United States and countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers. We had two customers, Wal-Mart and GameStop, that accounted for 14% and 13% of consolidated net revenues for the fiscal year ended March 31, 2008 and 17% and 10% of consolidated gross accounts receivable at March 31, 2008, respectively. These customers were customers of both our publishing and distribution businesses. We had two customers, Wal-Mart and Gamestop, that accounted for 22% and 8% of consolidated net revenues for the year ended March 31, 2007 and 26% and 6% of consolidated gross accounts receivable at March 31, 2007, respectively. For the fiscal year ended March 31, 2006, our two largest customers, Wal-Mart and GameStop, accounted for 22% and 10% of consolidated net revenues, respectively.

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

        Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses have been recorded at the fair value due to their short-term nature. Short-term investments are carried at fair value with fair values estimated based on quoted market prices. Long-term investments are comprised of AAA-rated student loan backed taxable auction rate securities. On an industry-wide basis, many auctions have failed, including those for our auction rate securities, and as of yet, a meaningful secondary market for these instruments has not emerged. As a result, quoted market prices are not available, and we estimated the fair market value using valuation models, which take into account both

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

observable market data and non-observable factors including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and likelihood of redemption. Accordingly, we consider the values generated by such valuation models to represent management's best estimate of fair value for the purposes of applying the Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities.

        We account for derivative instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 133, 138, and 149 require that all derivatives, including foreign exchange contracts, be recognized in the balance sheet in other assets or liabilities at their fair value.

        We utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets or liabilities. Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments are recorded in earnings. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. As of March 31, 2008, we had no outstanding foreign exchange forward contracts. As of March 31, 2007, accrued expenses included approximately $90,000 of pre-tax unrealized losses for the estimated fair value of outstanding foreign currency exchange forward contracts.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

        We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of "cost of sales—software royalties and amortization," capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense.

        Commencing upon product release, capitalized software development costs are amortized to "cost of sales—software royalties and amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months or less.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product. Prior to the related product's release, we expense, as part of "cost of sales—intellectual property licenses," capitalized intellectual property costs when we believe such amounts are not recoverable. Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

        Commencing upon the related product's release, capitalized intellectual property license costs are amortized to "cost of sales—intellectual property licenses" based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

        We evaluate the future recoverability of capitalized software development costs and intellectual property licenses on a quarterly basis. For products that have been released in prior periods, the primary evaluation criterion is actual title performance. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based. Further, as many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property, and the rights holder's continued promotion and exploitation of the intellectual property.

        Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Additionally, as noted above, as many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Inventories

        Inventories are valued at the lower of cost (first-in, first-out) or market.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

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

Goodwill and Other Intangible Assets

        We account for goodwill using the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. ("SFAS No. 142.") Under SFAS No. 142, goodwill is deemed to have an indefinite useful life and is not amortized but rather tested at least annually for impairment at the reporting unit level. An impairment loss is recognized if the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value. Our impairment tests as of March 31, 2008, 2007, and 2006 did not indicate that goodwill was impaired. Our reporting units are determined based on the guidance provided by SFAS No. 142 and EITF Issue D-101 "Clarification of Reporting Unit Guidance in Paragraph 30 of SFAS No. 142," and at March 31, 2008 consisted of our publishing and distribution operating segments. In accordance with SFAS No. 142, we have not amortized goodwill during the fiscal years ended March 31, 2008, 2007, and 2006. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144") when events or circumstances indicate that the carrying value may not be recoverable. The Company determined there was no impairment of intangible assets for the years ended March 31, 2008, 2007, and 2006.

Revenue Recognition

        We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers, and once any performance obligations have been completed. Certain products are sold to customers with a street date (the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the sale date. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection. With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. Some of our software products provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. In instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, we take this into account when applying our revenue recognition policy. This evaluation is performed for each software product when it is released. In fiscal 2008, we determined that one of our software titles, Enemy Territory: Quake Wars (which is primarily an online multiplayer personal computer ("PC") game), contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to game play. As such, our performance obligations for this title extend beyond the sale

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

of the game, which is unique compared to other previously released titles. Vendor-specific objective evidence of fair value ("VSOE") does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we are recognizing all of the revenue from the sale of this title ratably over an estimated service period, which is currently estimated to be six months beginning the month after shipment. In addition, we are deferring the costs of sales for this title, which includes: manufacturing costs, software royalties and amortization, and intellectual property licenses. Overall, online play functionality is still an emerging area for us. As we move forward, we will monitor this developing functionality and its significance for our products.

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

        Sales incentives or other consideration given by us to our customers is accounted for in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). In accordance with EITF Issue 01-9, sales incentives and other consideration that are considered adjustments of the selling price of our products, such as rebates and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad, are reflected as sales and marketing expenses.

Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

        We closely monitor and analyze the historical performance of our various titles, the performance of products released by other publishers, and the anticipated timing of other releases in order to assess future demands of current and upcoming titles. Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets, but at the same time are controlled to prevent excess inventory in the channel. We benchmark units to be shipped to our customers using historical and industry data.

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, and consistent delivery to us of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; Activision sales force and retail customer feedback; industry pricing; weeks of on-hand retail

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our March 31, 2008 allowance for returns and price protection would impact net revenues by $1.3 million.

        Similarly, management must make estimates of the uncollectibility of our accounts receivable. In estimating the allowance for doubtful accounts, we analyze the age of current outstanding account balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customers' payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance. Any significant changes in any of these criteria would affect management's estimates in establishing our allowance for doubtful accounts.

        We value inventory at the lower of cost or market. We regularly review inventory quantities on hand and in the retail channel and record a provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would impact management's estimates in establishing our inventory provision.

Shipping and Handling

        Shipping and handling costs, which consist primarily of packaging and transportation charges incurred to move finished goods to customers, are included in "cost of sales—product costs."

Advertising Expenses

        We expense advertising as incurred, except for production costs associated with media advertising which are deferred and charged to expense the first time the related ad is run. Advertising expenses for the fiscal years ended March 31, 2008, 2007, and 2006 were approximately $180.3 million, $98.4 million, and $192.6 million, respectively, and are included in sales and marketing expense in the Consolidated Statements of Operations.

Income Taxes

        We account for income taxes using Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109.") Under SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

        The functional currencies of our foreign subsidiaries are their local currencies. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates during the period. The resulting translation adjustments are reflected as a component of accumulated other comprehensive income (loss) in shareholders' equity.

Comprehensive Income

        Comprehensive income includes net income, unrealized appreciation (depreciation) on short-term and long-term investments and foreign currency translation adjustments.

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

Earnings Per Common Share

        Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for all periods. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, increased by common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options and warrants. However, potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

Stock-Based Compensation

        On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases made pursuant to the Employee Stock Purchase Plan ("employee stock purchases,") based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25.") In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share- Based Payment ("SAB No. 107") relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

        We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal 2007. Therefore, commencing from our fiscal 2007, the Company's Consolidated Financial Statements reflect the impact of SFAS No. 123R. The Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R in accordance with the modified prospective transition method. See Note 14 for additional information.

        In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards ("FSP No. 123R-3.") We have elected not to adopt the alternative transition method provided in the FSP No. 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. We followed paragraph 81 of SFAS No. 123R to calculate the initial pool ("APIC pool") of excess tax benefits and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

        SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Stock-based compensation expense recognized under SFAS No. 123R for the fiscal years ended March 31, 2008 and March 31, 2007 was $53.6 million and $25.5 million, respectively. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123.") Under APB No. 25, compensation expense was recorded for the issuance of stock options and other stock-based compensation based on the intrinsic value of the stock options and other stock-based compensation on the date of grant or measurement date. Under the intrinsic value method, compensation expense was recorded on the measurement date only if the current market price of the underlying stock exceeded the stock option or other stock-based award's exercise price. For the fiscal year ended March 31, 2006, we recognized $3.1 million in stock-based compensation expense related to employee stock options and restricted stock, under APB No. 25. See Note 14 for additional information.

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the fiscal year ended March 31, 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, April 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal year ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Investment Income, Net

        Investment income, net is comprised of the following, (amounts in thousands):

	For the fiscal years ended March 31,
	2008	2007	2006
Interest income	$50,289	$34,952	$26,595
Interest expense	(138)	(97)	(262)
Net realized gain on investments	1,103	1,823	4,297

Investment income, net	$51,254	$36,678	$30,630

3. Acquisitions

Bizarre Creations

        On September 26, 2007, we acquired 100% of Bizarre Creations Limited ("Bizarre Creations") for an aggregate purchase price of $67.4 million in cash. In addition, in the event that certain financial performance measures of Bizarre Creations' business over a certain period of time (currently estimated to be 5 years from fiscal 2008) exceed specified target levels, the former shareholders of Bizarre Creations will be entitled to an additional amount of up to $40.0 million payable in shares of our common stock. The contingent consideration will be recorded as an addition to the purchase price if the specified target levels are met. Based in the United Kingdom (the "UK,") Bizarre Creations is a video game developer focusing on the racing category with its multi-million unit selling franchise Project Gotham Racing, a series for the Microsoft Xbox and the Microsoft Xbox360 platforms. Bizarre Creations has also developed and owns the Geometry Wars intellectual property. We expect that Bizarre Creations will play a role in our growth strategy as we develop intellectual property for the racing genre, expand our development capability and capacity for other genres and utilize Bizarre Creations' proprietary development technology.

        The results of operations of Bizarre Creations and the estimated fair market values of the acquired assets and liabilities have been included in our Consolidated Financial Statements since the date of acquisition. Pro forma consolidated statements of operations for this acquisition are not shown, as they would not differ materially from reported results. The acquired finite-lived intangible assets are being amortized over the estimated useful lives in proportion to the economic benefits consumed, which for some intangible assets are approximated by using the straight-line method. Goodwill has been included in the publishing segment of our business and is amortized over 15 years for tax purposes.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

Purchase Price Allocation

        The purchase price for the Bizarre Creations transaction was allocated to assets acquired and liabilities assumed as set forth below (amounts in thousands):

Current assets	$4,352
Property and equipment, net	2,203
Goodwill	55,833
Trademark, acquired contracts and acquired technologies	9,500
Deferred tax liability	(1,876)
Other liabilities	(2,639)

Total consideration	$67,373

Purchased Intangible Assets

        The following table presents the components of the purchased finite-lived intangible assets acquired in the Bizarre Creations acquisition (amounts in thousands):

	Estimated Useful Life (in years)	Amount
Finite-lived intangibles:
Trademark	8	$1,100
Acquired contracts	0.5	2,800
Acquired technologies	1 - 5	5,600

Total finite-lived intangibles		$9,500

        The following table presents the gross and net balances, and accumulated amortization of the components of our purchased finite-lived intangible assets acquired in the Bizarre Creations acquisition as of March 31, 2008 (amounts in thousands):

	Gross	Accumulated Amortization	Effect of foreign currency rates	Net
Trademark	$1,100	$—	$(27)	$1,073
Acquired contracts	2,800	(2,767)	(33)	—
Acquired technologies	5,600	(690)	(130)	4,780

Total	$9,500	$(3,457)	$(190)	$5,853

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

        The estimated future amortization expense of our purchased finite-lived intangible assets acquired in the Bizarre Creations acquisition as of March 31, 2008 is as follows (amounts in thousands):

Fiscal years ending March 31,	Amount
2009	$683
2010	1,125
2011	1,500
2012	1,125
2013	750
Thereafter	670

Total	$5,853

DemonWare

        On May 11, 2007, we completed our acquisition of DemonWare, Ltd., a provider of network middleware technologies for console and PC games headquartered in Dublin, Ireland. We expect the acquisition to enable us to gain efficiencies related to online game development and to position us to take advantage of the growth in online gameplay that is expected to be driven by the next-generation consoles. The acquisition is immaterial to fiscal 2008 earnings per share and cash flow.

RedOctane, Inc.

        On June 6, 2006, we completed our acquisition of 100% of RedOctane, Inc. ("RedOctane") for an aggregate accounting purchase price of $99.9 million, including transaction costs, consisting of $30.9 million in cash and 2,382,077 shares of Activision common stock valued at approximately $30.0 million based upon prevailing market prices which was issued on the closing date, and $39.0 million payable in Activision common stock within two years of the closing date, which is recorded in accrued expenses and other liabilities at March 31, 2008 and in other liabilities at March 31, 2007. In addition, in the event the net income of the business over a certain period of time exceeds specified target levels by certain amounts, certain former shareholders of RedOctane will be entitled to an additional amount of up to $51.0 million payable in shares of Activision common stock. The contingent consideration will be recorded as an additional element of the purchase price if those contingencies are achieved. We issued part of the contingent considerations in fiscal 2008 as the contingency was achieved (see Note 8 for additional information.) Based in Sunnyvale, California, RedOctane is a publisher, developer, and distributor of interactive entertainment software, hardware and accessories. RedOctane offers its interactive entertainment products in versions that operate on the PS2, Xbox 360, and PC, and its leading software product offering is Guitar Hero. RedOctane also designs, manufactures, and markets high quality video game peripherals and accessories.

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

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

Purchase Price Allocation

        The purchase price for the RedOctane transaction was allocated to assets acquired and liabilities assumed as set forth below (amounts in thousands):

Current assets	$17,530
Property and equipment, net	207
Other assets	1,033
Goodwill	87,004
Trademark and other intangibles	16,700
Deferred tax liability	(6,496)
Other liabilities	(16,033)

Total consideration	$99,945

Purchased Intangible Assets

        The following table presents the components of the purchased finite-lived intangible assets acquired in the RedOctane acquisition (amounts in thousands):

	Estimated Useful Life (in years)	Amount
Finite-lived intangibles:
Trademark	1.3	$1,000
Development-related intangibles	0.6-1.6	15,700

Total finite-lived intangibles		$16,700

        At March 31, 2008, the purchased finite-lived intangible assets acquired in the RedOctane acquisition were fully amortized. At March 31, 2007, the net purchased finite-lived intangible assets were $5.0 million which were included in other current assets.

        During the three years ended March 31, 2008, we separately completed the acquisition of other three privately held interactive software development companies. We accounted for these acquisitions in accordance with SFAS No. 141, which addresses financial accounting and reporting for business combinations, requiring that the purchase method be used to account and report for all business combinations. These acquisitions have further enabled us to implement our multi-platform development strategy by bolstering our internal product development capabilities for console systems and personal computers and strengthening our position in the first-person action, action/adventure, music-based gaming and action sports game categories. A significant portion of the purchase price for all of these acquisitions was assigned to goodwill as the primary asset that we acquired in each of the transactions was an assembled workforce with proven technical and design talent with a history of high quality product creation. Pro forma Consolidated Statements of Operations for all of these acquisitions in aggregate are not shown, as they would not differ materially from each year's reported results.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4. Cash, Cash Equivalents, Short-Term and Long-Term Investments

        The following table summarizes our cash, cash equivalents, short-term and long-term investments as of March 31, 2008 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$266,270	$—	$—	$266,270
Money market instruments	1,129,980	—	—	1,129,980

Cash and cash equivalents	1,396,250	—	—	1,396,250

Short-term investments:
U.S. agency issues	7,168	45	—	7,213
Corporate bonds	17,031	71	—	17,102
Mortgage-backed securities	11,927	5	(332)	11,600
Commercial paper	5,493	3	—	5,496
Restricted cash	11,551	—	—	11,551

Short-term investments	53,170	124	(332)	52,962

Cash, cash equivalents and short-term investments	$1,449,420	$124	$(332)	$1,449,212

Long-term investments:
Taxable auction rate notes	95,538	—	(4,323)	91,215

	$95,538	$—	$(4,323)	$91,215

Total cash, cash equivalent, short-term and long-term investments	$1,544,958	$124	$(4,655)	$1,540,427

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4. Cash, Cash Equivalents, Short-Term and Long-Term Investments (Continued)

        The following table summarizes our cash, cash equivalents, and short-term investments as of March 31, 2007 (amounts in thousands):

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

        In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments investments are reviewed periodically to identify possible impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, and the Company's ability and intent to hold the investment for a period of time which may be an amount of time sufficient to recover the anticipated market value. The following table illustrates the gross unrealized losses on securities available-for-sale and the fair value of those securities, aggregated by investment category as of March 31, 2008. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2008 (amounts in thousands):

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Taxable auction rate notes	$(4,323)	$91,215	$—	$—	$(4,323)	$91,215
Mortgage-backed securities	(2)	1,890	(330)	5,322	(332)	7,212

Total temporarily impaired securities	$(4,325)	$93,105	$(330)	$5,322	$(4,655)	$98,427

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4. Cash, Cash Equivalents, Short-Term and Long-Term Investments (Continued)

        Our investment portfolio usually consists of government and corporate securities with effective maturities of less than 30 months, except for auction rate securities classified as long-term investments as of March 31, 2008 that have stated maturities of up to 39 years. The $4.7 million gross unrealized losses on securities available-for-sale represents 0.3% of total investments and cash and cash equivalents at amortized cost. These unrealized losses consist primarily of individual securities with unrealized losses of less than 10% of each security's amortized cost. The unrealized loss position of approximately $0.3 million of more than 12 months relates to a mortgage-backed security with a decline of approximately 6% of amortized cost.

        Based upon our analysis of the impaired securities, which includes consideration of the status of debt servicing, the financial condition of the issuer, and our intent and ability to hold the securities until they mature or recover their costs, we have concluded that the gross unrealized losses of $4.7 million at March 31, 2008 were temporary in nature. We have the intent and ability to hold these securities for a period of time sufficient for a recovery of fair value up to (or beyond) the initial cost of the investment. We expect to realize the full value of all of these investments upon maturity or sale. However, facts and circumstances may change which could result in a decline in fair value considered to be other-than-temporary in the future.

        The following table illustrates the gross unrealized losses on securities available-for-sale and the fair value of those securities, aggregated by investment category as of March 31, 2007. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2007 (amounts in thousands):

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. agency issues	$(23)	$17,146	$(988)	$162,505	$(1,011)	$179,651
Corporate bonds	(123)	57,285	(25)	12,796	(148)	70,081
Commercial paper	(100)	178,694	—	—	(100)	178,694
Taxable auction rate notes	—	10,006	—	—	—	10,006
Mortgage-backed securities	(126)	19,994	(80)	18,784	(206)	38,778
Asset-backed securities	—	—	—	64	—	64
Certificate of deposit	(4)	18,936	—	—	(4)	18,936

Total temporarily impaired securities	$(376)	$302,061	$(1,093)	$194,149	$(1,469)	$496,210

        The increase from March 31, 2007 to March 31, 2008 in the total unrealized losses is predominantly due to the taxable auction rate notes category and relates primarily to the recent failed auctions. All of our investments in auction rate securities were classified as long-term investments at March 31, 2008 due to the recent failed auctions and uncertainties of the timing of liquidation. Our investments in auction rate securities are all backed by higher education student loans.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4. Cash, Cash Equivalents, Short-Term and Long-Term Investments (Continued)

        The following table summarizes the contractually stated maturities of our investments in corporate bonds, commercial paper, and U.S. agency issues as of March 31, 2008 (amounts in thousands):

	Amortized Cost	Fair Value
Due after one year or less	$26,615	$26,669
Due after one year through two years	3,077	3,142
Due after two years through three years	—	—

	$29,692	$29,811

        For the years ended March 31, 2008, 2007, and 2006 gross realized gains on investments were $1.5 million, $1.8 million, and $4.3 million, respectively. Gross realized losses were $0.4 million for the year ended March 31, 2008, and zero for the years ended March 31, 2007 and 2006. The proceeds from the sale of available-for-sale securities were $193.0 million, $4.0 million, and $27.4 million for the years ended March 31, 2008, 2007, and 2006, respectively.

5. Software Development Costs and Intellectual Property Licenses

        As of March 31, 2008, capitalized software development costs included $97.8 million of internally developed software costs and $12.0 million of payments made to third-party software developers. As of March 31, 2007, capitalized software development costs included $94.3 million of internally developed software costs and $36.6 million of payments made to third-party software developers. Capitalized intellectual property licenses were $83.6 million and $100.3 million as of March 31, 2008 and 2007, respectively. Amortization and write-offs of capitalized software development costs and intellectual property licenses, including capitalized stock-based compensation expense, was $220.3 million, $94.0 million, and $173.6 million for the years ended March 31, 2008, 2007, and 2006, respectively.

6. Inventories

        Our inventories consisted of the following (amounts in thousands):

	As of March 31,
	2008	2007
Finished goods	$144,549	$89,048
Purchased parts and components	2,325	2,183

	$146,874	$91,231

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in thousands):

	As of March 31,
	2008	2007
Land	$722	$612
Buildings	5,818	4,915
Leasehold improvements	25,895	19,816
Computer equipment	74,700	61,382
Office furniture and other equipment	25,439	19,879

Total cost of property and equipment	132,574	106,604
Less accumulated depreciation	(78,046)	(60,064)

Property and equipment, net	$54,528	$46,540

        Depreciation expense for the years ended March 31, 2008, 2007, and 2006 was $23.3 million, $17.8 million, and $14.2 million, respectively.

8. Goodwill

        The changes in the carrying amount of goodwill were as follows (amounts in thousands):

	Publishing	Distribution	Total
Balance as of March 31, 2006	$95,094	$5,352	$100,446
Goodwill acquired during the year	87,257	—	87,257
Issuance of contingent consideration	6,918	—	6,918
Adjustment-prior period purchase allocation	51	—	51
Effect of foreign currency exchange rates	22	680	702

Balance as of March 31, 2007	189,342	6,032	195,374

Goodwill acquired during the year	58,609	—	58,609
Issuance of contingent consideration	25,864	—	25,864
Adjustment-prior period purchase allocation	(318)	—	(318)
Effect of foreign currency exchange rates	(430)	62	(368)

Balance as of March 31, 2008	$273,067	$6,094	$279,161

        Goodwill acquired during the year represents goodwill of $55.8 million and $2.8 million related to the acquisitions of Bizarre Creations and DemonWare, respectively. See Note 3 for additional information. Issuance of contingent consideration consists of additional purchase consideration related to the acquisition of RedOctane Inc. and Vicarious Visions Inc. for $22.7 million and $3.1 million, respectively, which was paid in shares of our common stock.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. Accrued Expenses and Other Liabilities

        Accrued expenses were comprised of the following (amounts in thousands):

	As of March 31,
	2008	2007
Accrued royalties payable	$43,894	$21,583
Accrued selling and marketing costs	51,174	23,909
Common stock payable—RedOctane	39,000	—
Income tax payable	83,953	55,530
Accrued payroll related costs	125,279	63,249
Accrued professional and legal costs	49,827	9,494
Other	33,048	30,887

Total accrued expenses	$426,175	$204,652

10. Operations by Reportable Segments and Geographic Area

        We operate two business segments: (i) publishing of interactive entertainment software and peripherals and (ii) distribution of interactive entertainment software and hardware products.

        Publishing refers to the development, marketing, and sale of products directly, by license or through our affiliate label program with certain third-party publishers. In the United States, we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. We conduct our international publishing activities through offices in the UK, Germany, France, Italy, Spain, the Netherlands, Norway, Australia, Sweden, Canada, South Korea and Japan. Our products are sold internationally on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly-owned distribution subsidiaries located in the UK, the Netherlands, and Germany.

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

        Information on the reportable segments for the three years ended March 31, 2008 is as follows (amounts in thousands):

	For the year ended March 31, 2008
	Publishing	Distribution	Total
Total segment revenues	$2,645,494	$392,970	$3,038,464
Revenue from sales between segments	(140,328)	—	(140,328)

Revenues from external customers	$2,505,166	$392,970	$2,898,136

Operating income	$461,718	$17,896	$479,614

Total assets	$2,371,661	$159,012	$2,530,673

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. Operations by Reportable Segments and Geographic Area (Continued)

	For the year ended March 31, 2007
	Publishing	Distribution	Total
Total segment revenues	$1,199,764	$393,974	$1,593,738
Revenue from sales between segments	(80,726)	—	(80,726)

Revenues from external customers	$1,119,038	$393,974	$1,513,012

Operating income	$64,076	$9,071	$73,147

Total assets	$1,618,195	$175,752	$1,793,947

	For the year ended March 31, 2006
	Publishing	Distribution	Total
Total segment revenues	$1,286,294	$313,337	$1,599,631
Revenue from sales between segments	(131,631)	—	(131,631)

Revenues from external customers	$1,154,663	$313,337	$1,468,000

Operating income (loss)	$(6,715)	$21,941	$15,226

Total assets	$1,293,014	$125,241	$1,418,255

        Geographic information is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	For the years ended March 31,
	2008	2007	2006
North America	$1,761,753	$753,376	$710,040
Europe	1,037,257	718,973	717,494
Other	99,126	40,663	40,466

Total	$2,898,136	$1,513,012	$1,468,000

        Revenues by platform were as follows (amounts in thousands):

	For the years ended March 31,
	2008	2007	2006
Console	$2,398,593	$1,125,457	$1,008,758
Hand-held	314,217	275,650	235,834
PC	185,326	111,905	223,408

Total	$2,898,136	$1,513,012	$1,468,000

        A significant portion of our revenues is derived from products based on a relatively small number of popular franchises each year. In fiscal 2008, 65% of our consolidated net revenues and 75% of worldwide publishing net revenues were derived from three franchises. In fiscal 2007, 39% of our consolidated net revenues and 52% of worldwide publishing net revenues were derived from three franchises. In fiscal 2006, 30% of our consolidated net revenues and 38% of worldwide publishing net revenues were derived from three franchises.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. Operations by Reportable Segments and Geographic Area (Continued)

        We had two customers, Wal-Mart and GameStop, that accounted for 14% and 13% of consolidated net revenues for the fiscal year ended March 31, 2008 and 17% and 10% of consolidated gross accounts receivable at March 31, 2008, respectively. These customers were customers of both our publishing and distribution businesses. We had two customers, Wal-Mart and Gamestop, that accounted for 22% and 8% of consolidated net revenues for the year ended March 31, 2007 and 26% and 6% of consolidated gross accounts receivable at March 31, 2007, respectively. For the fiscal year ended March 31, 2006, our two largest customers, Wal-Mart and GameStop, accounted for 22% and 10% of consolidated net revenues, respectively.

11. Computation of Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	For the years ended March 31,
	2008	2007	2006
Numerator:
Numerator for basic and diluted earnings per share—income available to common shareholders	$344,883	$85,787	$40,251

Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	288,957	281,114	273,177
Effect of dilutive securities:
Employee stock options and stock purchase plan	25,062	23,611	20,232
Warrants to purchase common stock	712	614	593

Potential dilutive common shares	25,774	24,225	20,825

Denominator for diluted earnings per share—weighted average common shares outstanding plus assumed conversions	314,731	305,339	294,002

Basic earnings per share	$1.19	$0.31	$0.15

Diluted earnings per share	$1.10	$0.28	$0.14

        Options to purchase approximately 7.1 million, 7.9 million, and 1.0 million shares of common stock for the years ended March 31, 2008, 2007, and 2006, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes

        Domestic and foreign income before income taxes and details of the income tax provision are as follows (amounts in thousands):

	For the years ended March 31,
	2008	2007	2006
Income (loss) before income taxes:
Domestic	$463,792	$99,210	$52,321
Foreign	67,076	10,615	(6,465)

	$530,868	$109,825	$45,856

Income tax expense (benefit):
Current:
Federal	$87,126	$34,342	$—
State	8,659	15,325	308
Foreign	9,820	3,842	4,383

Total current	105,605	53,509	4,691

Deferred:
Federal	11,040	(17,074)	(11,095)
State	5,873	(19,608)	(7,266)
Foreign	6,132	(4,127)	(10,092)

Total deferred	23,045	(40,809)	(28,453)

Add back benefit credited to additional paid-in capital:
Tax benefit related to stock option and warrant exercises	57,335	11,338	29,367

Income tax provision	$185,985	$24,038	$5,605

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax provision for each of the years are as follows:

	For the years ended March 31,
	2008	2007	2006
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.6	4.1	4.3
Research and development credits	(3.8)	(8.5)	(36.2)
Decremental effect of foreign tax rates	(0.6)	(3.6)	(10.5)
Increase (decrease) in valuation allowance	—	(26.6)	18.0
Increase (decrease) in tax reserves	1.1	18.8	(2.2)
Other	(0.3)	2.7	3.8

	35.0%	21.9%	12.2%

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets are as follows (amounts in thousands):

	As of March 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$421	$369
Allowance for sales returns and price protection	18,835	14,094
Inventory reserve	894	1,507
Accrued payroll related costs	12,732	5,996
Accrued professional and legal costs	17,913	2,901
Amortization and depreciation	5,293	1,566
Tax credit carryforwards	25,619	89,014
Net operating loss carryforwards	1,740	29,822
Stock-based compensation	30,058	11,879
Other	15,394	6,057

Deferred tax assets	128,899	163,205
Valuation allowance	(382)	(382)

Deferred tax assets, net of valuation allowance	128,517	162,823

Deferred tax liabilities:
Capitalized development expenses	43,766	50,159
State taxes	10,684	12,309

Deferred tax liabilities	54,450	62,468

Net deferred tax assets	$74,067	$100,355

        As of March 31, 2008, our available federal net operating loss carryforward of approximately $1.0 million is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The net operating loss carryforwards will begin to expire in 2023. We have various state net operating loss carryforwards totaling $14.4 million which are not subject to limitations under Section 382 of the Internal Revenue Code and will begin to expire in 2013. We have tax credit carryforwards of $0.8 million and $24.6 million for federal and state purposes, respectively, which begin to expire in fiscal 2016.

        Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the deferred tax assets will be realized.

        Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $168.1 million at March 31, 2008. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of SFAS No. 109 on April 1, 2007. Implementation of FIN 48 did not result in a material adjustment to the liability for unrecognized income tax benefits. At the adoption date of April 1, 2007, we had $65.5 million of unrecognized tax benefits, of which $26.2 million would affect our effective tax rate if recognized. As of March 31, 2008, we had approximately $74.2 million in total unrecognized tax benefits of which $30.0 million would affect our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):-

Unrecognized tax benefits balance at April 1, 2007	$65,472
Gross increase for tax positions of prior years	3,370
Gross decrease for tax positions of prior years	(697)
Gross increase for tax positions of current year	6,032
Gross decrease for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at March 31, 2008	$74,177

        In addition, consistent with the provisions of FIN 48, we reclassified $23.5 million of income tax liabilities from current to non-current liabilities because payment of cash or settlement is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other liabilities in the Consolidated Balance Sheets as of March 31, 2008.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we had approximately $609,000 of accrued interest related to uncertain tax positions. For the year ended March 31, 2008, we recorded $69,000 of interest expense related to uncertain tax positions.

        The tax years 2002 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject, including United States of America ("U.S.") and non-U.S. locations. We are currently under audit by the Internal Revenue Service and the California Franchise Tax Board, and it is reasonably possible that the current portion of our unrecognized tax benefits will significantly decrease within the next twelve months due to the outcome of these audits.

13. Commitments and Contingencies

Credit Facilities

        We have revolving credit facilities with our Centresoft subsidiary located in the UK (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility.") The UK Facility provided Centresoft with the ability to borrow up to Great British Pounds ("GBP") 12.0 million ($23.9 million) and GBP 12.0 million ($23.6 million), including issuing letters of credit, on a revolving basis as of March 31, 2008 and 2007, respectively. Furthermore, under the UK Facility, Centresoft provided a GBP 0.6 million ($1.2 million) and a GBP 0.6 million ($1.2 million) guarantee for the benefit of our CD Contact subsidiary as of March 31, 2008 and 2007, respectively. The UK Facility bore interest at LIBOR plus 2.0% as of March 31, 2008 and 2007, is collateralized by substantially all

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

of the assets of the subsidiary and expires in March 2009. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. As of March 31, 2008 and 2007, we were in compliance with these covenants. No borrowings were outstanding against the UK Facility as of March 31, 2008 or 2007. The German Facility provided for revolving loans up to EUR 0.5 million ($0.8 million) as of March 31, 2008 and EUR 0.5 million ($0.7 million) as of March 31, 2007, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary's property and equipment and has no expiration date. No borrowings were outstanding against the German Facility as of March 31, 2008 or 2007.

        As of March 31, 2008 and 2007, we maintained a $10.0 million and $7.5 million irrevocable standby letter of credit, respectively. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At March 31, 2008 and 2007, the $10.0 million and $7.5 million deposit is included in short-term investments as restricted cash, respectively. No borrowings were outstanding as of March 31, 2008 or 2007.

        As of March 31, 2008 and 2007, our publishing subsidiary located in the UK maintained a EUR 7.0 million ($11.0 million) and EUR $4.0 million ($5.3 million) irrevocable standby letter of credit, respectively. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in February 2009. No borrowings were outstanding as of March 31, 2008 or 2007.

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

        Additionally, we lease certain of our facilities and equipment under non-cancelable operating lease agreements. Assuming all contractual provisions are met, the total future minimum commitments for

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

these and other contractual arrangements in place as of March 31, 2008, are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations(1)
	Facility & Equipment Leases	Developer and IP	Marketing	Total
Fiscal years ending March 31,
2009	$19,343	$110,771	$41,401	$171,515
2010	17,028	31,041	22,100	70,169
2011	14,553	34,086	13,100	61,739
2012	10,256	16,586	—	26,842
2013	8,791	21,586	—	30,377
Thereafter	31,201	26,001	—	57,202

Total	$101,172	$240,071	$76,601	$417,844

(1)
We have omitted FIN 48 liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At the adoption date of April 1, 2007, we had $65.5 million of unrecognized tax benefits. At March 31, 2008, we had $74.2 million of unrecognized tax benefits.

        Facilities rent expense for the years ended March 31, 2008, 2007, and 2006 was approximately $18.3 million, $14.8 million, and $14.2 million, respectively.

Compensation Guarantee

        In June 2005, we entered into an employment agreement with the President and Chief Executive Officer of Activision Publishing, Inc. containing a guarantee related to total compensation. The agreement guarantees that in the event that on May 15, 2010 total compensation has not exceeded $20.0 million, we will make a payment for the amount of the shortfall. The $20.0 million guarantee will be recognized as compensation expense over the term of the employment agreement comprising of salary payments, bonus payments, restricted stock expense, stock option expense, and an accrual for any anticipated remaining portion of the guarantee. The remaining portion of the guarantee is accrued over the term of the agreement in "Other liabilities" and will remain accrued until the end of the employment agreement at which point it will be used to make a payment for any shortfall or reclassified into shareholders' equity.

Legal Proceedings

        On February 8, 2008, the Wayne County Employees' Retirement System filed a lawsuit challenging the transactions contemplated by the business combination agreement, dated as of December 1, 2007, among us, a wholly owned subsidiary of ours established in connection with the proposed transaction, Vivendi, S.A., Vivendi Games, Inc., a wholly owned subsidiary of Vivendi, S.A., and VGAC, a wholly

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

owned subsidiary of Vivendi, S.A., and the sole stockholder of Vivendi Games, Inc. The suit is a putative class action filed against the parties to that business combination agreement as well as certain members of our Board of Directors. The plaintiff alleges, among other things, that our directors named therein failed to fulfill their fiduciary duties with regard to the transactions by "surrendering" the negotiating process to "conflicted management," that those breaches were aided and abetted by Vivendi, S.A., and those of its subsidiaries named in the complaint, and that a preliminary proxy statement contains certain statements that the plaintiff alleges are false and misleading. The plaintiff seeks an order from the court that, among other things, certifies the case as a class action, enjoins the transaction, requires the defendants to disclose all material information, declares that the transaction is in breach of the directors' fiduciary duties and therefore unlawful and unenforceable, awards the plaintiff and the putative class damages for all profits and special benefits obtained by the defendant in connection with the transaction and tender offer, and awards the plaintiff its cost and expense, including attorney's fees.

        In a ruling on March 12, 2008, the court initially declined to schedule a preliminary injunction hearing or allow broad discovery, pending the Company's filing of a revised preliminary proxy statement in connection with the proposed transactions. The court did order the parties to initiate discovery of core documents, and the Company made an initial production of documents. On March 7, 2008, the Company filed a motion to dismiss the complaint, the grounds for which were detailed in a brief filed on April 30, 2008. On April 30, 2008, the Company also filed a motion to stay discovery in the case pending a ruling on the motion to dismiss. Separately, on March 6, 2008, Vivendi, S.A., and those of its subsidiaries named in the complaint filed a motion to dismiss the sole claim alleged against them.

        On May 8, 2008, the plaintiff filed an amended complaint that, among other things, added allegations relating to a revised preliminary proxy statement filed by the Company on April 30, 2008. That same date, the plaintiff also renewed its motion for expedited proceedings. On May 13, 2008, the Company moved to dismiss the amended complaint. On May 14, 2008, Vivendi and its subsidiaries named in the amended complaint also moved to dismiss. On May 22, 2008, the court scheduled a combined hearing for June 30, 2008 on the plaintiff's motion for a preliminary injunction and the defendants' motions to dismiss, but withheld a ruling on the plaintiff's motion for expedited discovery, pending further briefing. On May 28, 2008, the court ordered that expedited discovery proceed as to certain claims and that final briefing on the motions to be heard on June 30, 2008 be filed with the court on June 27, 2008. The Company intends to defend itself vigorously, and no amounts have been recorded in the Company's consolidated financial statements as of March 31, 2008.

        In July 2006, individuals and/or entities claiming to be our stockholders filed derivative lawsuits, purportedly on our behalf, against certain current and former members of our Board of Directors as well as several of our current and former officers. Three derivative actions have been filed in Los Angeles Superior Court: Vazquez v. Kotick, et al ., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al. L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006). These actions have been consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Four derivative actions have been filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006), Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006) Abdelnur vs. Kotick et al., C.D. Cal. Case

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

No. CV07-3575 AHM (PJWx) (filed June 1, 2007), and Scarborough v. Kotick et al., C.D. Cal. Case No. CV07-4602 SVW (PLAx) (filed July 18, 2007). These actions have also been consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints allege, among other things, purported improprieties in our issuance of stock options. Plaintiffs seek various relief on our behalf, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. We expect that defense expenses associated with the matters will be covered by our directors and officers insurance, subject to the terms and conditions of the applicable policies.

        On or about December 4, 2007, we, the plaintiffs, and certain of our current and former officers and directors notified the court in the federal action that we had reached agreement in principle to settle the shareholder derivative litigation pending against such current and former directors and officers of ours. On January 17, 2008, the parties amended that agreement to, among other things, include the plaintiffs in the state court action as parties thereto. The nonbinding agreement in principle was subject, among other things, to the negotiation of a binding definitive settlement agreement addressing all settlement terms, as well as to further approval by the parties and the court.

        Effective as of May 8, 2008, the parties signed a Stipulation of Settlement with respect to these matters. In entering into the Stipulation of Settlement, neither we nor any of the settling parties has admitted to any liability or wrongdoing. Under the terms of the Stipulation of Settlement, which is subject to court approval, we will adopt, implement and/or maintain certain corporate governance and internal control measures, relating principally to the following: board composition, structure and practices, director independence standards, stock ownership and compensation, and education; shareholder proposal evaluation process; nomination procedures for shareholder-nominated directors; shareholder meeting procedures; executive compensation policies and procedures; insider trading controls; and stock option granting procedures. We have agreed to keep these measures in place for a period of three years, subject to certain exceptions. The Stipulation of Settlement also addresses matters relating to the agreements by certain of our current and former directors and officers to reimburse the Company in connection with the receipt of options that required measurement date corrections. In the case of options already exercised, the agreements allowed reimbursement to be made either by cancellation of vested but unexercised options with a value equivalent to the additional exercise price or by payment of additional exercise price. In the case of options not yet exercised, the exercise price to be paid upon future exercise of those options is increased. In the aggregate, settling defendants have elected to cancel options to acquire approximately 800,000 shares of our common stock and have agreed to increases in the exercise prices of approximately 16.1 million options. The modification of these options did not result in any incremental compensation expense. In addition, the Stipulation of Settlement provides for us to pay $10,000,000 to plaintiffs' attorneys for their fees and expenses, subject to court approval of such fees and expenses and subject to our reservation of all rights against our D&O insurance carriers, reinsurers and co-insurers. In anticipation of the settlement, the Company had recorded a legal expense accrual of approximately $10.0 million as a probable and reasonable estimate in its consolidated financial statements as of March 31, 2008. The Stipulation of Settlement provides that plaintiffs' attorneys will also be entitled to 15% (up to $750,000) of any payment made by our insurance carriers to us in connection with the settlement. We have not reached agreements with our insurers related to the settlement. The stipulation also provides for the forgiveness of approximately $2.3 million in legal fees previously billed to us by former outside corporate counsel.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

        The Stipulation of Settlement was filed in federal court on May 12, 2008 and was preliminarily approved by the U.S. District Court for the Central District of California by order dated May 13, 2008 and entered on May 14, 2008. The settlement is subject to final court approval after notice and a hearing at which shareholders will have the opportunity to object, which is currently scheduled to be held on July 21, 2008. The court will then decide whether to approve the settlement as fair, adequate and in the best interest of our stockholders. While we believe that the settlement meets these criteria, there can be no guarantee that the settlement will receive the required court approval. If final approval is granted, all claims against all defendants in the litigation will be dismissed with prejudice, and all claims that were or could have been brought by any derivative plaintiff, and all claims that arise from or relate to the matters or occurrences that were or could have been alleged in the federal and state derivative actions, will be fully, finally and forever released. The individual settling defendants make no admission of wrongdoing under the Stipulation of Settlement, and they have denied (and continue to deny) all charges of wrongdoing and liability and each and all of the claims and contentions alleged in the derivative actions.

        On July 24, 2006, we received a letter of informal inquiry from the SEC requesting certain documents and information relating to our historical stock option grant practices. Thereafter, in early June 2007, the SEC issued a formal order of non-public investigation, pursuant to which it subpoenaed documents from us related to the investigation, and testimony and documents from certain current and former directors, officers and employees of ours. The Company has made an offer of settlement to the Staff of the SEC, which the SEC Staff has indicated it is prepared to recommend to the SEC. The tentative settlement of the SEC's investigation, which would allege violations of various provisions of the Federal securities laws, is subject to agreement on the specific language of the settlement documents, and then to review and approval by the SEC. There can be no assurance that a final settlement will be approved. In connection with the proposed settlement, the Company would not be required to pay a monetary penalty. Under the proposed settlement, the Company would settle this matter without admitting or denying the SEC's findings.

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

14. Stock-Based Compensation and Employee Benefit Plans

Equity Incentive Plans

        On July 30, 2007, our Board of Directors adopted the Activision 2007 Incentive Plan (the "2007 Plan,") subject to shareholder approval, and reserved 15,000,000 shares for issuance thereunder and, on September 27, 2007, the 2007 Plan was approved by our shareholders and became effective.

        Upon the effective date of the 2007 Plan, we ceased to make awards under the following equity incentive plans (collectively, the "Rolled-Up Plans"), although such plans will remain in effect and continue to govern outstanding awards: (i) Activision, Inc. 1998 Incentive Plan, as amended; (ii) Activision, Inc. 1999 Incentive Plan, as amended; (iii) Activision, Inc. 2001 Incentive Plan, as amended; (iv) Activision, Inc. 2002 Incentive Plan, as amended; (v) Activision, Inc. 2002 Executive

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation and Employee Benefit Plans (Continued)

Incentive Plan, as amended; (vi) Activision, Inc. 2002 Studio Employee Retention Incentive Plan, as amended; and (vii) Activision, Inc. 2003 Incentive Plan, as amended. The number of shares available for issuance under the 2007 Plan was increased by an additional 2,685,577 shares of our common stock to reflect the shares reserved for issuance but not subject to outstanding awards under the Rolled-Up Plans at the time the 2007 Plan became effective. Additionally, the number of shares of our common stock reserved for issuance under the 2007 Plan may be further increased from time to time by: (i) the number of shares relating to awards outstanding under any Rolled-Up Plan that: (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; and (ii) if the exercise price of any option outstanding under any Rolled-Up Plan is, or the tax withholding requirements with respect to any award outstanding under any Rolled-Up Plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to us shares already owned, the number of shares equal to the withheld or transferred shares. As of March 31, 2008, we had approximately 16.1 million shares of our common stock reserved for future issuance under the 2007 Plan. Shares issued in connection with awards made under the 2007 Plan are generally issued as new stock issuances.

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

        While the Compensation Committee has broad discretion to create equity incentives, our equity-based compensation program currently primarily utilizes a combination of options and restricted stock units. Such awards generally have time-based vesting schedules, vesting annually over periods of three to five years, or vest in their entirety on an anniversary of date of grant, subject to possible earlier vesting if certain performance measures are met, and all such awards which are options generally expire ten years from the grant date. Under the terms of the 2007 Plan, the exercise price for options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on the NASDAQ.

        In February 2008, we discovered that, due to an error, the record date for our September 27, 2007 annual meeting was not in technical compliance with Delaware law or our bylaws, which require such record date to be not more than sixty (60) nor less than ten days (10) before the date of such meeting. In connection with the business combination (see Note 20), Vivendi has agreed to re-approve and ratify all actions and proposals approved by our shareholders at such meeting, and to vote against any actions and proposals not approved by our shareholders at such meeting, by written consent of the shareholders as permitted under our bylaws promptly after the closing of the transaction. If the transaction is not consummated for any reason, we intend to have such actions and proposals ratified at a special meeting of our shareholders called for such purpose or at our next annual stockholder meeting. We have determined that options and restricted stock rights granted under the 2007 Plan have

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation and Employee Benefit Plans (Continued)

met the definition of a grant date in accordance with SFAS No. 123(R), as we have the ability and intent to grant options and restricted stock rights under the Roll-Up Plans in view of the technical non-compliance described above. Further, we have also established a mutual understanding with the employees as to the terms of these grants. Accordingly, stock-based compensation has been recorded for these options and restricted stock rights grants.

Restricted Stock Units and Restricted Stock

        We grant restricted stock units and restricted stock (collectively referred to as "restricted stock rights") under the 2007 Plan to employees around the world. Restricted stock units entitle the holders thereof to receive shares of our common stock at the end of a specified period of time. Restricted stock is issued and outstanding upon grant; however, restricted stock holders are restricted from selling the shares until they vest. Upon vesting of restricted stock rights, we may withhold shares otherwise deliverable to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is based upon the holders' continued employment with us. If the vesting conditions are not met, unvested restricted stock rights will be forfeited.

        The following table summarizes our restricted stock rights activity for the fiscal year ended March 31, 2008:

	Restricted Stock Rights	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2007	333,475	$14.28
Activity for the fiscal year ended March 31, 2008:
Granted	576,718	21.53
Vested	(23,195)	15.57
Forfeited	(10,150)	20.75

Balance as of March 31, 2008	876,848	$18.97

        As of March 31, 2008, $9.1 million of total unrecognized compensation cost related to restricted stock rights is expected to be recognized over a weighted-average period of 1.64 years.

Non-Plan Employee Stock Options

        In connection with prior employment agreements between the Company and Robert A. Kotick, our Chairman and Chief Executive Officer, and Brian G. Kelly, our Co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase our common stock. The Board of Directors approved the granting of these options. As of March 31, 2008, options to purchase approximately 8,304,800 shares under such grants were outstanding with a weighted-average exercise price of $2.05.

Employee Stock Purchase Plan

        Effective October 1, 2005, the Board of Directors approved the Activision, Inc. Third Amended and Restated 2002 Employee Stock Purchase Plan and the Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan for International Employees (together, the "ESPP"). Under the ESPP, up to an aggregate of 4,000,000 shares of our common stock may be purchased by

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation and Employee Benefit Plans (Continued)

eligible employees during two six-month offering periods that commence each April 1 and October 1 (the "Offering Period"). Common stock is purchased by the ESPP participants at a price per share generally equal to 85% of the lower of the fair market value of our common stock on the first day of the Offering Period and the fair market value of our common stock on the purchase date (the last day of the Offering Period). Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period and are limited to a maximum of $10,000 in value for any two purchases within the same calendar year. On June 13, 2007, employees purchased 228,242 shares of our common stock at a purchase price of $12.835 per share. On September 28, 2007, employees purchased 126,008 shares of our common stock at a purchase price of $16.099 per share. On March 31, 2008, the most recent purchase date employees purchased 208,311 shares of our common stock at a purchase price of $18.862. As of March 31, 2008, we had approximately 1.0 million shares of our common stock reserved for future issuance under the ESPP. Shares issued in connection with purchases made under the ESPP are generally issued as new stock issuances.

Non-Employee Warrants

        In prior years, we have granted stock warrants to third parties in connection with the development of software and the acquisition of licensing rights for intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party warrants is generally greater than or equal to the fair market value of our common stock at the date of grant. No third-party warrants were granted during the years ended March 31, 2008 and 2007. As of March 31, 2008 and 2007, respectively, third-party warrants to purchase 919,800 and 936,000 shares of our common stock were outstanding with a weighted-average exercise price of $4.59 and $4.54 per share, respectively.

        In accordance with the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services, we measure the fair value of the securities on the measurement date. The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 1, the recoverability of capitalized software development costs and intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized software development costs and intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. As of March 31, 2006, capitalized amounts of third-party warrants were fully amortized.

Employee Retirement Plan

        We have a retirement plan covering substantially all of our eligible employees. The retirement plan is qualified in accordance with Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer up to 92% of their pre-tax salary, up to the maximum amount allowed by law. We contribute an amount equal to 20% of each dollar contributed by a participant. Our matching contributions to the plan were approximately $1.8 million, $1.5 million, and $1.3 million for the years ended March 31, 2008, 2007 and 2006, respectively.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation and Employee Benefit Plans (Continued)

        The following table sets forth the total stock-based compensation expense (amounts in thousands) resulting from stock options, restricted stock rights, and the ESPP included in our Consolidated Statements of Operations in accordance with SFAS No. 123R for the fiscal years ended March 31, 2008 and March 31, 2007, and APB No. 25 for the fiscal year ended March 31, 2006:

	For the years ended March 31,
	2008	2007	2006
Cost of sales—software royalties and amortization	$10,898	$2,503	$—
Product development	17,610	5,728	869
Sales and marketing	6,833	5,267	175
General and administrative	18,224	12,024	2,055

Stock-based compensation expense before income taxes	53,565	25,522	3,099
Income tax benefit	(20,944)	(9,979)	(1,208)

Total stock-based compensation expense, net of income tax benefit	$32,621	$15,543	$1,891

        Additionally, stock option expenses are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed as discussed in Note 1. For the year ended March 31, 2008, stock-based compensation costs in the amount of $13.7 million were capitalized and $10.9 million of capitalized stock-based compensation costs were amortized. The following table summarizes stock-based compensation included in our Consolidated Balance Sheets as a component of software development (amounts in thousands):

Software Development
Balance as of March 31, 2006	$—
Stock-based compensation expense capitalized during period	9,069
Amortization of capitalized stock-based compensation expense	(2,503)

Balance as of March 31, 2007	6,566
Stock-based compensation expense capitalized during period	13,690
Amortization of capitalized stock-based compensation expense	(10,898)

Balance as of March 31, 2008	$9,358

        Net cash proceeds from the exercise of stock options were $48.0 million, $19.0 million, and $45.1 million for the years ended March 31, 2008, 2007, and 2006, respectively. Income tax benefit from stock option exercises was $57.3 million, $11.3 million, and $29.4 million for the years ended March 31, 2008, 2007, and 2006, respectively. In accordance with SFAS No. 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

        Prior to the adoption of SFAS No. 123R, we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS No. 148"), which allowed companies to apply the existing accounting rules under APB No. 25 and related Interpretations. According to APB No. 25, a non-cash stock-based compensation expense is recognized for any options granted where the exercise price is lower than the market price on the actual date of grant. This expense is then amortized over the vesting period of the associated option. As required by SFAS No. 148, prior to the adoption of SFAS No. 123R, we provided pro forma net income and pro forma

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation and Employee Benefit Plans (Continued)

net income per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS No. 123 had been applied.

        The following table illustrates the effect on net income after tax and net earnings per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended March 31, 2006 (amounts in thousands, except per share amounts):

For the year ended March 31, 2006
Net income, as reported	$40,251
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,589
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(16,175)

Pro forma net income	$25,665

Earnings per share
Basic—as reported	$0.15

Basic—pro forma	$0.09

Diluted—as reported	$0.14

Diluted—pro forma	$0.09

        In the table above, stock-based compensation has been tax effected using our effective tax rate which differs from our statutory rate. Additionally, included in fiscal 2006 net income, as reported, is $467,000 of amortization of unearned compensation related to restricted stock.

        As of April 1, 2005, the Company began estimating the value of employee stock options on the date of grant using a binomial-lattice model. Prior to April 1, 2005 the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS No. 123.

        Our employee stock options have features that differentiate them from exchange-traded options. These features include lack of transferability, early exercise, vesting restrictions, pre- and post-vesting termination provisions, blackout dates, and time-varying inputs. In addition, some of the options have non-traditional features, such as accelerated vesting upon the satisfaction of certain performance conditions that must be reflected in the valuation. A binomial-lattice model was selected because it is better able to explicitly address these features than closed-form models such as the Black-Scholes model, and is able to reflect expected future changes in model inputs, including changes in volatility, during the option's contractual term.

        Consistent with SFAS No. 123R, we have attempted to reflect expected future changes in model inputs during the option's contractual term. The inputs required by our binomial-lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees' forfeiture, exercise, and post-vesting

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation and Employee Benefit Plans (Continued)

termination behavior. Statistical methods were used to estimate employee rank- specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee rank-specific estimates of Expected Time-To-Exercise ("ETTE") were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period and then using those probabilities to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. The weighted-average estimated value of employee stock options granted during the years ended March 31, 2008, 2007, and 2006 was $9.21, $5.86, and $5.09 per share, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Employee and Director Options and Warrants			Employee Stock Purchase Plan
	For the years ended March 31,			For the years ended March 31,
	2008	2007	2006	2008	2007	2006
Expected life (in years)	5.41	4.87	4.85	0.5	0.5	0.5
Risk free interest rate	4.70%	4.99%	5.17%	4.61%	4.71%	3.05%
Volatility	51%	54%	48%	38%	43%	42%
Dividend yield	—	—	—	—	—	—
Weighted-average fair value at grant date	$9.21	$5.86	$5.09	$5.49	$3.72	$3.11

        To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and SAB No. 107. These methods include the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision's stock) during the option's contractual term to estimate long-term volatility and a statistical model to estimate the transition or "mean reversion" from short-term volatility to long-term volatility. Based on these methods, for options granted during the year ended March 31, 2008, the expected stock price volatility ranged from 34% to 53%, with a weighted-average volatility of 51%. For options granted during the year ended March 31, 2007, the expected stock price volatility ranged from 38% to 56%, with a weighted average volatility of 54%. For options granted during the year ended March 31, 2006, the expected stock price volatility ranged from 40% to 55%, with a weighted average volatility of 48%.

        As is the case for volatility, the risk-free rate is assumed to change during the option's contractual term. Consistent with the calculation required by a binomial lattice model, the risk-free rate reflects the interest from one time period to the next ("forward rate") as opposed to the interest rate from the grant date to the given time period ("spot rate.") Since we do not currently pay dividends and are not expected to pay them in the future, we have assumed that the dividend yield is zero.

        The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is, as required by SFAS No. 123R, an output by the binomial-lattice model. The expected life of employee stock options depends on all of the underlying assumptions and calibration of our model. A binomial-lattice model can be viewed as assuming that employees will exercise their options when the stock price equals or exceeds an exercise boundary. The exercise boundary is not constant but continually declines as one approaches the option's expiration

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation and Employee Benefit Plans (Continued)

date. The exact placement of the exercise boundary depends on all of the model inputs as well as the measures that are used to calibrate the model to estimated measures of employees' exercise and termination behavior.

        As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Accuracy of Fair Value Estimates

        We developed the assumptions used in the binomial-lattice model, including model inputs and measures of employees' exercise and post-vesting termination behavior. Our ability to accurately estimate the fair value of share-based payment awards as of the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs as long as ten years into the future. These inputs include, but are not limited to, expected stock price volatility, risk-free rate, dividend yield, and employee termination rates. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R and SAB No. 107 using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer/willing seller. Unfortunately, it is difficult to determine if this is the case, because markets do not currently exist that permit the active trading of employee stock option and other share-based instruments.

        Stock option activity for the year ended March 31, 2008 is as follows (amounts in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	49,429	$7.18
Granted	11,457	20.52
Exercised	(9,918)	6.53
Forfeited	(2,313)	9.48

Outstanding at March 31, 2008	48,655	$10.67	5.94	$809,420

Exercisable at March 31, 2008	26,816	$5.98	3.93	$572,001
Vested and expected to vest at March 31, 2008	45,469	$10.20	5.12	$778,006

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. Total intrinsic value of options actually exercised was $165.4 million, $32.0 million, and $77.9 million for the years ended March 31, 2008, 2007, and 2006, respectively.

        As of March 31, 2008, $70.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.59 years.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation and Employee Benefit Plans (Continued)

        On June 8, 2007, consistent with Internal Revenue Service guidance, the Company commenced an offer to amend the exercise price of unexercised options subject to Section 409A of the Internal Revenue Code held by employees who were not executive officers, in order to eliminate those employees' Section 409A tax liability. Pursuant to the offer, which closed on July 6, 2007, we made a cash payment in January 2008 to the employees who accepted the offer, totaling approximately $4.1 million, which represents the difference between the original exercise price of each amended option and the amended exercise price of each amended option. The offer with respect to all eligible options is considered a modification of those options for financial reporting purposes. Pursuant to the accounting standards in effect under SFAS No. 123R, the incremental fair value of approximately $1.0 million and the remaining portion of approximately $3.1 million, created as a result of the cash payment that become payable pursuant to the terms of the offer, were recognized as compensation expense and equity, respectively, at the expiration of the offer period on July 6, 2007.

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

        Under the buyback program, we did not repurchase any shares of our common stock in the years ended March 31, 2008, 2007 and 2006. As of March 31, 2008, we had approximately $226.2 million available for utilization under the buyback program and no outstanding stock repurchase transactions.

Shareholders' Rights Plan

        On April 18, 2000, our Board of Directors approved a shareholders rights plan (the "Rights Plan.") Under the Rights Plan, each common shareholder at the close of business on April 19, 2000, received a dividend of one right for each share of common stock held. Each right represents the right to purchase one-six hundredths (1/600) of a share, as adjusted on account of stock dividends made since the plan's adoption, of our Series A Junior Preferred Stock at an exercise price of $6.67 per share, as adjusted on account of stock dividends made since the plan's adoption. Initially, the rights are represented by our common stock certificates and are neither exercisable nor traded separately from our common stock. The rights will only become exercisable if a person or group acquires 15% or more of the common stock of Activision, or announces or commences a tender or exchange offer which would result in the bidder's beneficial ownership of 15% or more of our common stock.

        In the event that any person or group acquires 15% or more of our outstanding common stock each holder of a right (other than such person or members of such group) will thereafter have the right to receive upon exercise of such right, in lieu of shares of Series A Junior Preferred Stock, the number of shares of common stock of Activision having a value equal to two times the then current exercise price of the right. If we are acquired in a merger or other business combination transaction after a person has acquired 15% or more of our common stock, each holder of a right will thereafter have the

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Capital Transactions (Continued)

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

        We have amended the Rights Plan concurrent with the execution of the business combination agreement with Vivendi (see Note 20) to provide that (a) the Rights Plan will not be triggered by the business combination agreement or the transaction and (b) the Rights Plan will terminate upon the completion of the transaction and all rights existing under the Rights Plan will be extinguished.

16. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

        The components of comprehensive income (loss) for the years ended March 31, 2008, 2007, and 2006 were as follows (amounts in thousands):

	March 31, 2008	March 31, 2007	March 31, 2006
Net income	$344,883	$85,787	$40,251
Other comprehensive income (loss):
Unrealized appreciation (depreciation) on investments, net of taxes	(1,896)	(8,224)	10,576
Foreign currency translation adjustment	8,046	12,057	(5,825)

Other comprehensive income	6,150	3,833	4,751

Comprehensive income	$351,033	$89,620	$45,002

        The components of accumulated other comprehensive income (loss) for the year ended March 31, 2008 were as follows (amounts in thousands):

	Foreign Currency	Unrealized Appreciation (Depreciation) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2007	$21,070	$(868)	$20,202
Other comprehensive income (loss)	8,046	(1,896)	6,150

Balance, March 31, 2008	$29,116	$(2,764)	$26,352

        Comprehensive income is presented net of taxes of $1.2 million related to net unrealized depreciation on investments for the year ended March 31, 2008. Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Supplemental Cash Flow Information

        Non-cash investing and financing activities and supplemental cash flow information are as follows (amounts in thousands):

	For the years ended March 31,
	2008	2007	2006
Non-cash investing and financing activities:
Common Stock issued related to acquisitions	$25,864	$36,918	$2,793
Common Stock related to employee bonuses	1,857	—	—
Change in unrealized appreciation (depreciation) on investments, net of taxes	(1,896)	(8,224)	10,576
Common stock payable, related to acquisition	—	39,000	—
Adjustment-prior period purchase allocation	(318)	51	(260)
Supplemental cash flow information:
Cash paid for income taxes	$48,393	$3,677	$4,698
Cash paid for interest	108	100	263

18. Quarterly Financial and Market Information (Unaudited)

	For the quarters ended
					For the year ended
	June 30	Sept. 30	Dec. 31	Mar. 31
	(Amounts in thousands, except per share data)
Fiscal 2008:
Net revenues	$495,455	$317,746	$1,482,484	$602,451	$2,898,136
Cost of sales	327,960	204,956	762,290	350,229	1,645,435
Operating income (loss)	30,092	(9,545)	404,534	54,533	479,614
Net income	27,826	698	272,196	44,163	344,883
Basic earnings per share	0.10	0.00	0.93	0.15	1.19
Diluted earnings per share	0.09	0.00	0.86	0.14	1.10
Common stock price per share:
High	21.43	21.91	29.87	29.76	29.87
Low	18.16	16.94	18.81	25.11	16.94
Fiscal 2007:
Net revenues	$188,069	$188,172	$824,259	$312,512	$1,513,012
Cost of sales	137,800	141,078	483,180	216,007	978,065
Operating income (loss)	(33,449)	(37,410)	173,120	(29,114)	73,147
Net income (loss)	(18,309)	(24,302)	142,820	(14,422)	85,787
Basic earnings (loss) per share	(0.07)	(0.09)	0.51	(0.05)	0.31
Diluted earnings (loss) per share	(0.07)	(0.09)	0.46	(0.05)	0.28
Common stock price per share:
High	15.11	16.00	18.19	19.20	19.20
Low	10.71	10.47	14.22	16.05	10.47

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Recently Issued Accounting Standards

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations ("SFAS No. 141(R).") SFAS No. 141(R) provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. Also in December 2007, the FASB issued Statement No. 160. Non-controlling Interests in Consolidated Financial Statements ("SFAS No. 160.") SFAS No. 160 Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption being prohibited. We do not currently have any non-controlling interests in our subsidiaries, and accordingly the adoption of SFAS No. 160 is not expected to have a material impact on our financial statements. We are currently evaluating the impact from the adoption of SFAS No. 141R on our Consolidated Financial Statements.

        In September 2006, the FASB issued Statement No. 157 ("SFAS No. 157,") Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The adoption of SFAS No. 157 is not expected to have a material effect on our financial position or results of operations.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159.") SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on our financial position or results of operations.

        In June 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. The adoption of EITF 07-03 is not expected to have a material impact on our Consolidated Financial Statements.

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161") SFAS No. 161 changes

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Recently Issued Accounting Standards (Continued)

the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of SFAS No. 161.

20. Business Combination Agreement with Vivendi

        On December 2, 2007, we and Vivendi S.A. ("Vivendi") (Euronext Paris: VIV) announced the signing of a definitive agreement to combine Vivendi Games, Inc. ("Vivendi Games,") Vivendi's interactive entertainment business—which includes Blizzard Entertainment, Inc., the creator of World of Warcraft, a massively multi-player online role-playing game franchise—with us. If the transaction closes, we will be renamed Activision Blizzard, Inc. ("Activision Blizzard"), and we expect to continue to operate as a public company traded on NASDAQ under the ticker ATVI. While we will be the legal acquirer and the surviving entity in this transaction, Vivendi Games will be deemed to be the accounting acquirer in the transaction treated as a reverse acquisition for accounting purposes. As such, our historical financial statements after the close of the merger will be those of Vivendi Games. As Activision will be the deemed accounting acquiree, we are charging to expenses all costs related to the merger as incurred.

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

        Simultaneously with the merger, Vivendi will purchase from us 62.9 million newly issued shares of our common stock, at $27.50 per share, for an aggregate purchase price of approximately $1.731 billion. Immediately following completion of the merger and share purchase, Vivendi and its subsidiaries are expected to own approximately 52.2% of the issued and outstanding shares of Activision Blizzard's common stock on a fully diluted basis.

        After the closing of the transaction, Activision Blizzard will commence a cash tender offer for up to 146.5 million of its shares (representing approximately 50% of the shares of our common stock outstanding immediately prior to the transaction) at $27.50 per share. If the tender offer is fully subscribed, Vivendi and its subsidiaries are expected to own approximately 68.0% of the issued and outstanding shares of Activision Blizzard's common stock on a fully diluted basis. Under the terms of the business combination agreement, we and Vivendi have agreed the purchase of the shares tendered in the tender offer will be funded as follows: (a) the first $2.928 billion of the aggregate consideration will be funded by Activision Blizzard with proceeds from the share purchase described above, available cash on hand and, if necessary, borrowings made under one or more new credit facilities; (b) if the

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20. Business Combination Agreement with Vivendi (Continued)

aggregate consideration is more than $2.928 billion, Vivendi has agreed to purchase from Activision Blizzard, at a purchase price of $27.50 per share, additional newly issued shares of Activision Blizzard common stock in an amount equal to the lesser of (x) $700 million and (y) the excess of the aggregate consideration over $2.928 billion, which amount will be used to fund the amount of the aggregate consideration that is in excess of $2.928 billion; and (c) if the aggregate consideration exceeds $3.628 billion, Activision Blizzard will fund the additional amount of the aggregate consideration that is in excess of $3.628 billion (up to the maximum aggregate consideration of $4.028 billion) through borrowings made under the new credit facilities issued by Vivendi (see Note 21).

        All information included in the accompanying Consolidated Financial Statements and notes to Consolidated Financial Statements in this report reflects only our results, and does not reflect any impact of the proposed merger.

21. Senior Unsecured Credit Agreement with Vivendi

        On April 29, 2008, we entered into a senior unsecured credit agreement (the "Credit Agreement") with Vivendi. Borrowings under the Credit Agreement cannot be effected until the consummation of the transactions contemplated by the business combination agreement ("BCA") described in Note 20 above (the "Transactions.") As previously disclosed, after the closing of the Transactions, among other things, the Company's name will be changed to Activision Blizzard.

        After the closing of the Transactions, the Credit Agreement will provide Activision Blizzard with (i) a term loan credit facility (the "Tranche A Facility") in an aggregate amount of up to $400.0 million to be applied to fund that portion of the post-closing tender offer consideration in excess of $3.628 billion as set forth in the BCA, (ii) a term loan credit facility (the "Tranche B Facility") in an aggregate amount of up to $150.0 million to be applied to repay certain indebtedness of Vivendi Games after the closing in accordance with the terms of the BCA, and (iii) a revolving credit facility (the "Revolving Facility," and collectively with the Tranche A Facility and the Tranche B Facility, the "New Credit Facilities") in an aggregate amount of up to $475.0 million to be used after the closing of the Transactions for general corporate purposes. In the event the BCA terminates prior to the closing of the Transactions, the New Credit Facilities will terminate effective on the same date.

        Subject to execution of customary closing documentation, the Tranche A Facility will be funded after the end of the tender offer period, in a single borrowing that is limited to the amount, if any, of the aggregate consideration to be paid in respect of the post-closing tender offer in excess of $3.628 billion. The Tranche B Facility will be funded after the consummation of the Transactions. Borrowings under the Revolving Facility will be subject to the foregoing conditions and other customary conditions, such as the truth of representations and warranties and the absence of default.

        Borrowings under each of the New Credit Facilities will bear interest by reference to the "LIBOR" (and under limited circumstances, at Vivendi's election, a "Base Rate.") The applicable margin with respect to loans bearing interest with reference to the LIBOR will be (i) 0.85% per annum for loans under the Tranche A Facility and (ii) 1.20% per annum for loans under the Tranche B Facility and the Revolving Facility, respectively. The applicable margin with respect to loans bearing interest with reference to the Base Rate, if any, will be 1.0% lower than the margin applicable to LIBOR borrowings.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Senior Unsecured Credit Agreement with Vivendi (Continued)

        Any unused amounts under the Revolving Facility will be subject to a commitment fee of 0.42% per annum accruing from and after the closing of the Transactions.

        The Tranche A Facility is payable in full on March 31, 2010. The Tranche B Facility and the Revolving Facility will terminate and be payable in full on March 31, 2011.

        The loans under each of the New Credit Facilities may be prepaid in full or in part at any time, without premium or penalty (subject to customary breakage costs for loans bearing interest by reference to LIBOR), at Activision Blizzard's option.

        The loans under each of the New Credit Facilities are subject to mandatory prepayment in an amount of 100% of the proceeds from (i) asset sales in excess of $30.0 million in the aggregate (subject to customary reinvestment rights) and (ii) issuance of equity (subject to exceptions for issuance of stock to employees and issuances of the proceeds used to fund permitted acquisitions, investments and/or capital expenditures).

        The New Credit Facilities are subject to customary negative covenants, in each case subject to certain exceptions, qualifications and baskets, including limitations on: indebtedness; liens; investments, mergers, consolidations and acquisitions; transactions with affiliates; issuance of preferred stock by subsidiaries; sale and leaseback transactions, restricted payments and certain restrictions with respect to subsidiaries. The limitation on indebtedness provides that Activision Blizzard and its subsidiaries cannot incur consolidated indebtedness, net of unrestricted cash, in excess of $1.5 billion, and that no additional indebtedness may be incurred as long as the ratio of Activision Blizzard's consolidated indebtedness (including the indebtedness to be incurred) minus the amount of unrestricted cash to Activision Blizzard's consolidated earnings before interest, taxes, depreciation and amortization for its most recently ended four quarters would be greater than 1.50 to 1.0. This limitation does not, however, affect Activision Blizzard's ability to borrow under the New Credit Facilities or to incur certain types of limited debt.

        The New Credit Facilities also impose a requirement on Activision Blizzard that the ratio of (i) consolidated indebtedness (net of certain cash) to (ii) the sum of its shareholder's equity plus consolidated indebtedness (net of certain cash) not exceed 20.0% at any time.

        Events of default under the New Credit Facilities include nonpayment, breaches of representations, warranties or covenants, cross-defaults, bankruptcy or insolvency events, and failures to satisfy material judgments, in most events subject to materiality levels, grace periods and other customary exceptions.

SCHEDULE II

ACTIVISION, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
Year ended March 31, 2008
Allowance for sales returns and price protection	$89,643	$217,695	$179,970	$127,368
Allowance for doubtful accounts	1,775	263	(5)	2,043
Deferred tax valuation allowance	382	—	—	382
Year ended March 31, 2007
Allowance for sales returns and price protection	$95,150	$143,456	$148,963	$89,643
Allowance for doubtful accounts	3,103	(1,804)	(476)	1,775
Deferred tax valuation allowance	35,555	—	35,173	382
Year ended March 31, 2006
Allowance for sales returns and price protection	$67,603	$262,555	$235,008	$95,150
Allowance for doubtful accounts	1,588	5,149	3,634	3,103
Deferred tax valuation allowance	25,666	9,943	54	35,555

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

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Business Combination Agreement, dated as of December 1, 2007, by and among Activision, Inc., Sego Merger Corporation, Vivendi S.A., VGAC LLC and Vivendi Games, Inc. (incorporated by reference to Exhibit 2.1 of Activision's Form 8-K, filed December 6, 2007).
3.7	Amended and Restated Certificate of Incorporation of Activision Holdings, dated June 9, 2000 (incorporated by reference to Exhibit 2.5 of Activision's Form 8-K, filed June 16, 2000).
3.8
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Activision Holdings dated as of June 9, 2000 (incorporated by reference to Exhibit 2.7 of Activision's Form 8-K, filed June 16, 2000).
3.9
Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc. dated as of December 27, 2001 (incorporated by reference to Exhibit 3.4 of Activision's Form 10-Q for the quarter ended December 31, 2001).
3.10
Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of Activision, Inc., dated as of April 4, 2005 (incorporated by reference to Exhibit 3.1 of Activision's Form 8-K, filed April 5, 2005).
3.11	Certificate of Designation of Series A Junior Preferred Stock of Activision, Inc. dated August 4, 2005 (incorporated by reference to Exhibit 3.1 of Activision's Form 8-K, filed August 5, 2005).
3.12
Third Amended and Restated By-Laws of Activision, Inc., dated September 27, 2007 (incorporated by reference to Exhibit 3.6 to Activision's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).
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
4.2
Amendment No. 1 to the Rights Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 of Activision's Form 8-K, filed December 6, 2007).
10.1	Activision, Inc. 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision's Form 10-K for the year ended March 31, 2002).
10.2	Amendment to the 1991 Stock Option and Stock Award Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.1 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.3	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of Activision's Form 10-Q for the quarter ended September 30, 2001).
10.4	Amendment to the 1998 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.2 of Activision's Current Report on Form 8-K filed September 20, 2006).

10.5	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ended June 30, 2002).
10.6	Amendment to the 1999 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.3 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.7	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of Activision's Form 10-Q for the quarter ended June 30, 2002).
10.8	Amendment to the 2001 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.4 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.9	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ended June 30, 2003).
10.10	Amendment to the 2002 Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.5 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.11	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 4.1 of Activision's Form S-8, Registration No. 333-100114 filed September 26, 2002).
10.12	Amendment to the 2002 Executive Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.6 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.13	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of Activision's Form S-8, Registration No. 333-103323 filed February 19, 2003).
10.14
Amendment to the 2002 Studio Employee Retention Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.7 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.15	Activision, Inc. Third Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of Activision's Current Report on Form 8-K filed October 23, 2006).
10.16
Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan for International Employees (incorporated by reference to Exhibit 10.1 of Activision's Current Report on Form 8-K filed October 23, 2006).
10.17	Activision, Inc. Sub-Plan to the Second Amended And Restated 2002 Employee Stock Purchase Plan for International Employees for Eligible Employees in the European Economic Area.
10.18	Australian Addendum to the Activision, Inc. Sub-Plan to the Second Amended And Restated 2002 Employee Stock Purchase Plan for International Employees for Eligible Employees.
10.19	Activision, Inc. Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ended June 30, 2005).

10.20	Amendment to the 2003 Executive Incentive Plan, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.9 of Activision's Current Report on Form 8-K filed September 20, 2006).
10.21	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 to Activision's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).
10.22	Australian Addendum to the Activision, Inc. 2007 Incentive Plan.
10.23
Form of Stock Option Certificate for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 1998 Incentive Plan (incorporated by reference to Exhibit 10.1 of Activision's Form 8-K, filed May 31, 2005).
10.24
Form of Stock Option Certificate for grants to persons other than non-employee directors issued pursuant the Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit 10.2 of Activision's Form 8-K, filed May 31, 2005).
10.25
Form of Stock Option Agreement for grants to persons other than non-employee directors issued pursuant the Activision, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.3 of Activision's Form 8-K, filed May 31, 2005).
10.26
Form of Stock Option Agreement for grants to persons other than non-employee directors issued pursuant the Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 10.4 of Activision's Form 8-K, filed May 31, 2005).
10.27
Form of Executive Stock Option Agreement for grants to Robert Kotick or Brian Kelly issued pursuant the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.40 of Activision's Form 10-K for the year ended March 31, 2005).
10.28
Form of Non-Executive Stock Option Agreement for grants to persons other than Robert Kotick or Brian Kelly and non-employee directors issued pursuant the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.41 of Activision's Form 10-K for the year ended March 31, 2005).
10.29
Form of Non-Employee Director Stock Option Agreement for grants to non-employee directors issued pursuant the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.17 of Activision's Form 10-K for the year ended March 31, 2007).
10.30
Notice of Share Option Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.18 of Activision's Form 10-K for the year ended March 31, 2007).
10.31
Notice of Share Option Award for grants to non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.19 of Activision's Form 10-K for the year ended March 31, 2007).
10.32
Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.20 of Activision's Form 10-K for the year ended March 31, 2007).

10.33
Notice of Restricted Share Unit Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.21 of Activision's Form 10-K for the year ended March 31, 2007).
10.34
Notice of Stock Option Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.9 of Activision's Form 10-Q for the quarter ended December 31, 2007).
10.35
Notice of Stock Option Award for grants to non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.10 of Activision's Form 10-Q for the quarter ended December 31, 2007).
10.36
Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.11 of Activision's Form 10-Q for the quarter ended December 31, 2007).
10.37
Notice of Restricted Share Unit Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.12 of Activision's Form 10-Q for the quarter ended December 31, 2007).
10.38
Notice of Restricted Share Unit Award for grants to non-employee directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.13 of Activision's Form 10-Q for the quarter ended December 31, 2007).
10.39
Notice of Restricted Share Unit Award for grants to non-employee directors upon their reelection to the board (other than in connection with 10 years of continuous service) issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.14 of Activision's Form 10-Q for the quarter ended December 31, 2007).
10.40
Employment Agreement, dated July 22, 2002, between Ronald Doornink and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision's Form 10-Q for the quarter ended June 30, 2002).
10.41
Amendment, dated February 27, 2003, to Employment Agreement dated July 22, 2002 between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.34 of Activision's Form 10-K for the year ended March 31, 2005).
10.42
Amendment, dated June 1, 2004, to Employment Agreement dated July 22, 2002, between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.5 of Activision's Form 10-Q for the quarter ended June 30, 2004).
10.43
Amendment, dated June 15, 2005, to Employment Agreement dated July 22, 2002 between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.5 of Activision's Form 10-Q for the quarter ended June 30, 2005).
10.44
Amendment, dated June 4, 2007, to Employment Agreement dated July 22, 2002 between Activision Publishing, Inc. and Ronald Doornink (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ended June 30, 2007).
10.45
Employment Agreement, dated June 15, 2005, between Michael Griffith and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of Activision's Form 10-Q for the quarter ended June 30, 2005).

10.46
Amendment to Employment Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Michael Griffith (incorporated by reference to Exhibit 10.7 of Activision's Form 8-K, filed December 6, 2007).
10.47	Stock Option Agreement, dated June 15, 2005, between Michael Griffith and Activision, Inc. (incorporated by reference to Exhibit 10.3 of Activision's Form 10-Q for the quarter ended June 30, 2005).
10.48
Restricted Stock Agreement, dated June 15, 2005, between Michael Griffith and Activision, Inc. (incorporated by reference to Exhibit 10.4 of Activision's Form 10-Q for the quarter ended June 30, 2005).
10.49
Employment Agreement, dated September 9, 2005, between Thomas Tippl and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of Activision's Form 10-Q for the quarter ended September 30, 2005).
10.50	Stock Option Agreement, dated October 3, 2005, between Thomas Tippl and Activision, Inc. (incorporated by reference to Exhibit 10.2 of Activision's Form 10-Q for the quarter ended September 30, 2005).
10.51
Restricted Stock Agreement, dated October 3, 2005, between Thomas Tippl and Activision, Inc. (incorporated by reference to Exhibit 10.3 of Activision's Form 10-Q for the quarter ended September 30, 2005).
10.52
Employment Agreement, dated September 18, 2006, between Brian Hodous and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.2 of Activision's Form 10-Q for the quarter ended December 31, 2006).
10.53	Letter Agreement, dated September 6, 2006, between Brian Hodous and Activision, Inc. (incorporated by reference to Exhibit 10.44 of Activision's Form 10-K for the year ended March 31, 2007).
10.54	Notice of Share Option Award to, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.45 of Activision's Form 10-K for the year ended March 31, 2007).
10.55	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.46 of Activision's Form 10-K for the year ended March 31, 2007).
10.56	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.47 of Activision's Form 10-K for the year ended March 31, 2007).
10.57
Employment Agreement, dated October 1, 2006, between Robin Kaminsky and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.3 of Activision's Form 10-Q for the quarter ended December 31, 2006).
10.58	Notice of Share Option Award to Robin Kaminsky, dated as of October 19, 2006 (incorporated by reference to Exhibit 10.2 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.59	Notice of Share Option Award to Robin Kaminsky, dated as of October 19, 2006 (incorporated by reference to Exhibit 10.3 of Activision's Form 10-Q for the quarter ended September 30, 2007).

10.60	Notice of Restricted Stock Award to Robin Kaminsky, dated as of October 19, 2006 (incorporated by reference to Exhibit 10.4 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.61
Notice of Restricted Stock Award to Robin Kaminsky, dated as of October 19, 2006, between Activision and Robin Kaminsky (incorporated by reference to Exhibit 10.5 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.62
Employment Agreement, dated September 11, 2007, between George Rose and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.7 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.63	Notice of Share Option Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.12 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.64	Notice of Restricted Share Unit Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.13 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.65
Employment Agreement, dated September 12, 2007, between Ann Weiser and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.8 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.66	Notice of Share Option Award to Ann Weiser, dated September 28, 2007 (incorporated by reference to Exhibit 10.14 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.67	Notice of Restricted Share Unit Award to Ann Weiser, dated September 28, 2007 (incorporated by reference to Exhibit 10.15 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.68
Amended and Restated Employment Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.3 of Activision's Form 8-K, filed December 6, 2007).
10.69
Replacement Bonus Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.5 of Activision's Form 8-K, filed December 6, 2007).
10.70
Stock Option Agreement, dated May 22, 2000, between Activision, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.2 of Activision's Form 10-Q for the quarter ending September 30, 2000).
10.71	Notice of Stock Option Award to Robert A. Kotick, dated December 5, 2007.
10.72
Amended and Restated Employment Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.4 of Activision's Form 8-K, filed December 6, 2007).
10.73
Replacement Bonus Agreement, dated as of December 1, 2007, by and between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.6 of Activision's Form 8-K, filed December 6, 2007).
10.74	Stock Option Agreement, dated May 22, 2000, between Activision, Inc. and Brian G. Kelly (incorporated by reference to Exhibit 10.4 of Activision's Form 10-Q for the quarter ending September 30, 2000).

10.75
PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement, dated as of April 1, 2000, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.9 of Activision's Form S-3, Registration No. 333-101271, filed January 14, 2003).*
10.76
Letter regarding Modification of Territory for PlayStation 2 CD-ROM/DVD-ROM Licensed Publisher Agreement, dated as of June 11, 2004, from Sony Computer Entertainment America Inc. to Activision, Inc. (incorporated by reference to Exhibit 10.50 of Activision's Form 10-K for the year ended March 31, 2007).
10.77
PlayStation 2 Licensed Publisher Agreement, dated as of March 23, 2001, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.10 of Activision's Form S-3, Registration No. 333-101271, filed January 14, 2003).*
10.78
PlayStation Portable ("PSP") Licensed PSP Publisher Agreement, dated September 15, 2004, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.46 of Activision's Form 10-K for the year ended March 31, 2005).*
10.79
PlayStation Portable ("PSP") Licensed PSP Publisher Agreement, dated September 27, 2005, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.60 of Activision's Form 10-K for year ended March 31, 2006).*
10.80
Global PlayStation 3 Format Licensed Publisher Agreement, dated March 5, 2007, between Sony Computer Entertainment America, Inc. and Activision. Inc (incorporated by reference to Exhibit 10.54 of Activision's Form 10-K for the year ended March 31, 2007).*
10.81
Confidential License Agreement for the Nintendo DS (Western Hemisphere), dated as of October 11, 2004, between Nintendo Co., Ltd. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.8 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.82
First Amendment to Confidential License Agreement for Nintendo DS (Western Hemisphere), dated as of July 16, 2007, between Nintendo Co., Ltd. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.6 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.83
License Agreement for the Nintendo DS System (EEA, Australia and New Zealand), dated June 20, 2006, between Nintendo Co., Ltd. and Activision, Inc. (incorporated by reference to Exhibit 10.61 of Activision's Form 10-K for the year ended March 31, 2007).*
10.84
Confidential License Agreement for the Wii Console (Western Hemisphere), dated September 12, 2007, between Nintendo of America, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.9 of Activision's Form 10-Q for the quarter ended September 30, 2007).*
10.85
Confidential License Agreement for the Wii Console (EEA, Australia and New Zealand), dated December 3, 2007, between Nintendo Co., Ltd., Activision, Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.8 of Activision's Form 10-Q for the quarter ended December 31, 2007).*

10.86
Microsoft Corporation Xbox 360 Publisher License Agreement, dated as of October 25, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.4 of Activision's Form 10-Q for the quarter ended December 31, 2005).*
10.87
Xbox 360 Disc Program Addendum to the Xbox 360 Publisher License Agreement, dated as of December 15, 2005, between Microsoft Licensing, GP and Activision Publishing, Inc (incorporated by reference to Exhibit 10.5 of Activision's Form 10-Q for the quarter ended December 31, 2005).*
10.88
Amendment to the Xbox 360 Publisher Licensing Agreement (Platinum/Classic Hits Program), dated as of October 1, 2006, by and between Microsoft Licensing, GP and Activision, Inc. (incorporated by reference to Exhibit 10.68 of Activision's Form 10-K for the year ended March 31, 2007).*
10.89
Xbox Live Server Platform Addendum to the Xbox 360 Publisher Licensing Agreement, dated as of February 6, 2007, by and between Microsoft Licensing, GP and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.69 of Activision's Form 10-K for the year ended March 31, 2007).
10.90	Chart of Compensation Paid to Non-Employee Directors (incorporated by reference to Exhibit 10.10 of Activision's Form 10-Q for the quarter ended September 30, 2007).
10.91
Voting and Lock-Up Agreement, dated as of December 1, 2007, by and among Activision, Inc., Vivendi S.A. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of Activision's Form 8-K, filed December 6, 2007).
10.92
Voting and Lock-Up Agreement, dated as of December 1, 2007, by and among Activision, Inc., Vivendi S.A. and Brian G. Kelly (incorporated by reference to Exhibit 10.2 of Activision's Form 8-K, filed December 6, 2007).
14.1	Code of Ethics for Senior Executive and Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Activision's Form 10-K for the year ended March 31, 2004).
21.1	Principal subsidiaries of Activision.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Michael Griffith pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Michael Griffith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors from Preliminary Proxy Statement Filed by Activision on April 30, 2008.
99.2	Stipulation of Settlement, dated May 8, 2008 in In re Activision, Inc. Shareholder Derivative Litigation.
99.3	Order Preliminarily Approving Derivative Settlement and Providing for Notice, dated May 13, 2008 in In re Activision, Inc. Shareholder Derivative Litigation.

*
Portions omitted pursuant to a request for confidential treatment.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
SIGNATURES
Report of Independent Registered Public Accounting Firm
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share data)
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the fiscal years ended March 31, 2008, 2007, and 2006 (Amounts in thousands)
ACTIVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
ACTIVISION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
  SCHEDULE II
ACTIVISION, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (Amounts in thousands)
EXHIBIT INDEX