Form 10-Q
period 2008-06-30
Activision Blizzard, Inc.
filed 2008-08-08
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-15839

ACTIVISION BLIZZARD, INC.
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

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2008 was 659,219,243.

ACTIVISION, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “outlook,” “plan,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “to be,” “upcoming,” “will,” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” included in Part II, Item 1A of this Quarterly Report . Except as otherwise noted (including in connection with the review and presentation of results of operations for the quarter ended June 30, 2008), all references to “we,” “us,” “our,” “Activision Blizzard” or “the Company” in the following discussion and analysis mean Activision Blizzard, Inc. and its subsidiaries.

PART I. Financial Information

Item 1. Financial Statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,192,354	$1,396,250
Short-term investments	60,360	52,962
Accounts receivable, net of allowances of $137,079 and $129,411 at June 30, 2008 and March 31, 2008, respectively	400,989	203,420
Inventories	229,409	146,874
Software development	136,765	96,182
Intellectual property licenses	26,710	18,661
Deferred income taxes	65,538	41,242
Other current assets	30,668	23,804

Total current assets	2,142,793	1,979,395

Long-term investments	88,301	91,215
Software development	17,692	13,604
Intellectual property licenses	63,595	64,890
Property and equipment, net	62,330	54,528
Deferred income taxes	29,997	32,825
Other assets	23,142	15,055
Goodwill	320,706	279,161

Total assets	$2,748,556	$2,530,673

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$175,587	$129,896
Accrued expenses and other liabilities	445,971	426,175

Total current liabilities	621,558	556,071

Other liabilities	24,014	26,710

Total liabilities	645,572	582,781

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.000001 par value, 3,750,000 shares authorized, no shares issued at June 30, 2008 and March 31, 2008	—	—
Series A Junior Preferred stock, $.000001 par value, 1,250,000 shares authorized, no shares issued at June 30, 2008 and March 31, 2008	—	—
Common stock, $.000001 par value, 450,000,000 shares authorized, 298,244,105 and 294,651,325 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	—	—
Additional paid-in capital	1,245,982	1,148,880
Retained earnings	831,675	772,660
Accumulated other comprehensive income	25,327	26,352

Total shareholders’ equity	2,102,984	1,947,892

Total liabilities and shareholders’ equity	$2,748,556	$2,530,673

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the three months ended June 30,
	2008	2007

Net revenues	$654,203	$495,455

Costs and expenses:
Cost of sales – product costs	311,941	217,229
Cost of sales – software royalties and amortization	40,874	78,252
Cost of sales – intellectual property licenses	27,359	32,479
Product development	50,040	32,897
Sales and marketing	86,494	68,712
General and administrative	57,360	35,794

Total costs and expenses	574,068	465,363

Operating income	80,135	30,092

Investment income, net	10,948	11,562

Income before income tax provision	91,083	41,654

Income tax provision	32,068	13,828

Net income	$59,015	$27,826

Basic earnings per share	$0.20	$0.10

Weighted-average common shares outstanding	296,323	283,563

Diluted earnings per share	$0.18	$0.09

Weighted-average common shares outstanding assuming dilution	323,486	311,993

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the three months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$59,015	$27,826
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(20,339)	7,306
Depreciation and amortization	7,045	8,730
Realized gain on sale of short-term investments	(105)	—
Amortization of capitalized software development costs and intellectual property licenses (1)	23,143	77,661
Stock-based compensation expense (2)	11,944	8,160
Tax benefit of stock options and warrants exercised	17,278	400
Excess tax benefits from stock option exercises	(15,834)	(370)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(197,569)	(49,165)
Inventories	(82,535)	(1,298)
Software development and intellectual property licenses	(68,851)	(42,299)
Other assets	(15,660)	(2,931)
Accounts payable	45,691	(26,731)
Accrued expenses and other liabilities	14,710	(783)

Net cash (used in) provided by operating activities	(222,067)	6,506

Cash flows from investing activities:
Cash used in business acquisitions (net of cash acquired)	—	(3,659)
Capital expenditures	(14,144)	(7,348)
Increase in restricted cash	(40,298)	(8,413)
Purchases of investments	—	(187,495)
Proceeds from sales of investments	10,589	—
Proceeds from maturities of investments	22,440	145,864

Net cash used in investing activities	(21,413)	(61,051)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	23,163	11,182
Excess tax benefits from stock option exercises	15,834	370

Net cash provided by financing activities	38,997	11,552

Effect of exchange rate changes on cash	587	2,565

Net decrease in cash and cash equivalents	(203,896)	(40,428)

Cash and cash equivalents at beginning of period	1,396,250	384,409

Cash and cash equivalents at end of period	$1,192,354	$343,981

(1) Excludes amortization of stock-based compensation expense.

(2) Includes the net effects of capitalization and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2008
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Shareholders’
	Shares	Amounts	Capital	Earnings	Income (Loss)	Equity

Balance as of March 31, 2008	294,651	$—	$1,148,880	$772,660	$26,352	$1,947,892
Components of comprehensive income:
Net income	—	—	—	59,015	—	59,015
Unrealized depreciation on short-term investments, net of taxes	—	—	—	—	(1,756)	(1,756)
Foreign currency translation adjustment	—	—	—	—	731	731
Total comprehensive income						57,990
Issuance of common stock pursuant to employee stock options, restricted stock rights and employee stock purchase plan	2,419	—	23,163	—	—	23,163
Issuance of common stock to effect business combination	1,174	—	39,000	—	—	39,000
Stock-based compensation expense related to employee stock options, restricted stock rights, and employee stock purchase plans	—	—	17,661	—	—	17,661
Tax benefit associated with employee stock options	—	—	17,278	—	—	17,278

Balance as of June 30, 2008	298,244	$—	$1,245,982	$831,675	$25,327	$2,102,984

The accompanying notes are an integral part of these consolidated financial statements.

ACTIVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.             Background and Basis of Presentation

The accompanying Consolidated Financial Statements as of June 30, 2008 and for the three month period ended June 30, 2008 include the accounts of Activision, Inc. and its subsidiaries (“Activision” or “we” or the “Company”). The information furnished is unaudited and the adjustments included consist of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed with the Securities and Exchange Commission (“SEC”) on May 30, 2008.

Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but is not required for interim reporting purposes, has been condensed or omitted.

Management must make estimates and assumptions that affect the Consolidated Financial Statements and the related footnote disclosures. While management makes its best judgment, actual results could differ from those estimates.

Significant Transactions

Subsequent to the quarter ended June 30, 2008, we consummated our previously announced business combination (the “Business Combination”) pursuant to the Business Combination Agreement (the “Business Combination Agreement”), dated as of December 1, 2007, by and among the Company, Sego Merger Corporation, a wholly-owned subsidiary of the Company, Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi (“VGAC”), and Vivendi Games, Inc., a wholly-owned subsidiary of VGAC (“Vivendi Games”). Upon the closing of the Business Combination, which occurred on July 9, 2008, Activision was renamed Activision Blizzard, Inc. (“Activision Blizzard”). Activision Blizzard continues to operate as a public company traded on the NASDAQ under the ticker symbol ATVI. Activision Blizzard now conducts the combined business operations of Activision and Vivendi Games including Blizzard Entertainment, Inc. (“Blizzard”). In connection with the Business Combination, we issued approximately 358 million shares of common stock to VGAC. Following the consummation of the Business Combination, VGAC owned approximately 54% of Activision Blizzard’s issued and outstanding common stock. While we are the surviving entity in this Business Combination, because the transaction is treated as a “reverse acquisition”, Vivendi Games is deemed to be the acquirer for accounting purposes. Accordingly, Activision Blizzard will apply purchase accounting to the assets and liabilities of Activision as of July 9, 2008. Also, for all future Exchange Act filings, the historical financial statements of Activision for periods prior to the consummation of the Business Combination will be those of Vivendi Games. Activision’s businesses will be included in Activision Blizzard’s financial statements for all periods subsequent to the consummation of the Business Combination only.

In accordance with the terms of the Business Combination Agreement, on July 16, 2008, Activision Blizzard commenced a tender offer to purchase up to 146.5 million shares of its common stock at a price of $27.50 per share. The tender offer will expire on August 13, 2008 unless extended.

Upon consummation of the Business Combination, the senior unsecured credit agreement with Vivendi (as lender) became effective upon terms substantially similar to those previously disclosed in Activision’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and Activision Blizzard’s Current Report on Form 8-K dated July 9, 2008. Under that credit agreement, we have access to funds for the tender offer and for general corporate purposes as previously disclosed.

Prior to the closing of the Business Combination, Activision’s fiscal year ended March 31st. Effective July 9, 2008, Activision Blizzard changed its fiscal year end to December 31st. Accordingly, Activision Blizzard’s current fiscal year will end on December 31, 2008.

All information included in this report reflects only Activision’s results on a stand alone basis for the relevant periods and does not reflect any impact of the Business Combination.

2.             Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Our inventories consist of the following (amounts in thousands):

	June 30, 2008	March 31, 2008
Finished goods	$208,396	$144,549
Purchased parts and components	21,013	2,325

	$229,409	$146,874

3.             Goodwill

The changes in the carrying amount of goodwill for the three months ended June 30, 2008 are as follows (amounts in thousands):

	Publishing	Distribution	Total

Balance as of March 31, 2008	$273,067	$6,094	$279,161
Issuance of contingent consideration	41,390	—	41,390
Effect of foreign currency exchange rates	140	15	155

Balance as of June 30, 2008	$314,597	$6,109	$320,706

Issuance of contingent consideration consists of additional purchase consideration of approximately $41.4 million related to the acquisition of RedOctane, Inc. (“RedOctane”) which became payable in shares of our common stock, as a result of achievement of targeted net income levels. The additional consideration has been recorded as an accrued liability as of June 30, 2008, and was subsequently paid by the issuance of approximately 1.2 million shares of our common stock to the former shareholders of RedOctane.

4.             Income Taxes

The income tax provision of $32.1 million for the three months ended June 30, 2008 reflects our effective income tax rate for the quarter ended June 30, 2008 of 35.2%. While our effective income tax rate for the period equals our statutory rate there are certain items that would normally generate a variance between the two rates. Those items are the federal and state research and development tax credits and the impact of foreign tax rate differentials partially offset by state taxes. However, the net effect for this period is approximately zero.

The aforementioned effective income tax rate for the three months ended June 30, 2008 of 35.2% differs from our effective income tax rate of 33.2% for the three months ended June 30, 2007 due to the expiration of the federal research and development credit on December 31, 2007.

The income tax expense of $13.8 million for the three months ended June 30, 2007 reflects our effective income tax rate for the quarter of 33.2%, which differs from our effective tax rate of 35.0% for the year ended March 31, 2008 due to (1) an increase in the federal research and development credit for the year ended March 31, 2008 over the amount originally anticipated for the quarter ended June 30, 2007 and (2) an increase in the nondeductible portion of annual cash bonuses determined for the full year ended March 31, 2008 under Section 162(m) of the Internal Revenue Code of 1986, as amended, and the establishment of tax reserves for these credits and other deferred tax assets.

5.             Software Development Costs and Intellectual Property Licenses

As of June 30, 2008, capitalized software development costs included $127.3 million of internally developed software costs and $27.2 million of payments made to third-party software developers. As of March 31, 2008, capitalized software development costs included $97.8 million of internally developed software costs and $12.0 million of payments made to third-party software developers. Capitalized intellectual property licenses were $90.3 million and $83.6 million as of June 30, 2008 and March 31, 2008, respectively. Amortization of capitalized software development costs and intellectual property licenses were $26.1 million and $77.7 million for the three months ended June 30, 2008 and 2007, respectively.

6.             Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended June 30, 2008 and 2007 were as follows (amounts in thousands):

	Three months ended June 30,
	2008	2007

Net income	$59,015	$27,826

Other comprehensive income (loss)
Foreign currency translation adjustment	731	2,722
Unrealized depreciation on short-term investments, net of taxes	(1,756)	(407)

Other comprehensive income (loss)	(1,025)	2,315

Comprehensive income	$57,990	$30,141

Accumulated Other Comprehensive Income (Loss)

For the three months ended June 30, 2008, the components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency	Unrealized Depreciation on Investments	Accumulated Other Comprehensive Income

Balance as of March 31, 2008	$29,116	$(2,764)	$26,352
Other comprehensive income (loss)	731	(1,756)	(1,025)

Balance as of June 30, 2008	$29,847	$(4,520)	$25,327

Comprehensive income is presented net of taxes of approximately $1.1 million related to unrealized depreciation on investments for the three months ended June 30, 2008. Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

7.             Investment Income, Net

Investment income, net is comprised of the following (amounts in thousands):

	Three months ended June 30,
	2008	2007
Interest income	$10,859	$11,586
Interest expense	(16)	(24)
Net realized gain on investments	105	—

Investment income, net	$10,948	$11,562

8.             Supplemental Cash Flow Information

Non-cash investing and financing activities and supplemental cash flow information is as follows (amounts in thousands):

	Three months ended June 30,
	2008	2007

Non-cash investing and financing activities:
Change in unrealized depreciation on investments, net of taxes	$(1,756)	$(407)
Common stock payable related to acquisition	41,390	22,521

Supplemental cash flow information:
Cash paid for income taxes	$33,332	$3,572
Cash paid for interest	16	24

9.             Operations by Reportable Segments and Geographic Area

Based upon its organizational structure, Activision operated two business segments: (i) publishing of interactive entertainment software and peripherals and (ii) distribution of interactive entertainment software and hardware products.

Publishing refers to the development, marketing and sale of products, either directly, by license or through our affiliate label program with certain third-party publishers. During the periods covered by the financial statements included in this report, in the U.S., Activision primarily sold products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. Activision conducted its international publishing activities through offices in the United Kingdom (“UK”), Germany, France, Italy, Spain, Australia, Sweden, the Netherlands, Norway, Canada, South Korea, and Japan where products were sold on a direct-to-retail basis and through third-party distribution and licensing arrangements and through our wholly owned distribution subsidiaries.

Distribution refers to Activision’s operations in the UK, the Netherlands, and Germany that provided logistical and sales services to third-party publishers of interactive entertainment software, Activision’s own publishing operations and manufacturers of interactive entertainment hardware.

The accounting policies of these segments are the same as those described in the “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended March 31, 2008. Revenue derived from sales between segments is eliminated in consolidation.

Information on the reportable segments for the three months ended June 30, 2008 and 2007 is as follows (amounts in thousands):

	Three months ended June 30, 2008
	Publishing	Distribution	Total

Total segment revenues	$578,562	$75,641	$654,203
Revenues from sales between segments	(31,464)	31,464	—

Revenues from external customers	$547,098	$107,105	$654,203

Operating income	$79,170	$965	$80,135

Total assets	$2,560,845	$187,711	$2,748,556

	Three months ended June 30, 2007
	Publishing	Distribution	Total

Total segment revenues	$429,222	$66,233	$495,455
Revenues from sales between segments	(22,847)	22,847	—

Revenues from external customers	$406,375	$89,080	$495,455

Operating income	$29,117	$975	$30,092

Total assets	$1,700,149	$138,917	$1,839,066

Geographic information for the three months ended June 30, 2008 and 2007 is based on the location of the selling entity. Revenues from external customers by geographic region were as follows (amounts in thousands):

	Three months ended June 30,
	2008	2007

North America	$392,916	$309,536
Europe	229,381	170,014
Other	31,906	15,905

Total	$654,203	$495,455

Revenues by platform were as follows (amounts in thousands):

	Three months ended June 30,
	2008	2007

Console	$507,460	$401,874
Hand-held	119,633	75,732
PC	27,110	17,849

Total	$654,203	$495,455

We had two customers, Wal-Mart and GameStop, that each accounted for 11% of consolidated net revenues for the three months ended June 30, 2008, and 14% of consolidated gross accounts receivable at June 30, 2008. We had two customers, Wal-Mart and GameStop, that accounted for 21% and 15% of consolidated net revenues for the three months ended June 30, 2007, and 27% and 10% of consolidated gross accounts receivable at June 30, 2007. These customers were customers of our publishing business.

10.      Computation of Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three months ended June 30,
	2008	2007

Numerator:
Numerator for basic and diluted earnings per share - income available to common shareholders	$59,015	$27,826

Denominator:
Denominator for basic earnings per share - weighted-average common shares outstanding	296,323	283,563

Effect of dilutive securities:
Employee stock options, employee stock purchase plan, and restricted stock rights	24,088	24,378
Warrants to purchase common stock and other dilutive common stock equivalents	3,075	4,052

Potential dilutive common shares	27,163	28,430

Denominator for diluted earnings per share - weighted-average common shares outstanding plus assumed conversions	323,486	311,993

Basic earnings per share	$0.20	$0.10

Diluted earnings per share	$0.18	$0.09

Equity incentive awards consisting of stock options, restricted stock units and restricted stock with respect to an aggregate of 2.8 million and 1.2 million shares of common stock for the three months ended June 30, 2008 and 2007, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

In connection with the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to provide for, among other things, an increase in the authorized number of shares of the Company’s common stock to 1.2 billion shares of common stock. Subsequently, VGAC, as the holder of a majority of the voting power of the Company’s common stock approved an amendment to the Company’s amended and restated certificate of incorporation providing for a further increase in the number of authorized shares of common stock from 1.2 billion to 2.4 billion for the purpose of allowing us to effect the two-for-one stock split announced on July 11, 2008. Activision Blizzard expects the record date for the stock split to be a date shortly after the closing of our previously disclosed tender offer. Pro forma earnings per share figures for the effect of the stock split for the first three months of 2008 and 2007 have been provided below (amounts in thousands, except for per share data):

	Three months ended June 30,
	2008	2007

Numerator:
Numerator for basic and diluted earnings per share - income available to common shareholders	$59,015	$27,826

Denominator:
Denominator for basic earnings per share - weighted-average common shares outstanding	592,646	567,126

Effect of dilutive securities:
Employee stock options, employee stock purchase plan, and restricted stock rights	48,176	48,756
Warrants to purchase common stock and other dilutive common stock equivalents	6,150	8,104

Potential dilutive common shares	54,326	56,860

Denominator for diluted earnings per share - weighted-average common shares outstanding plus assumed conversions	646,972	623,986

Basic earnings per share	$0.10	$0.05

Diluted earnings per share	$0.09	$0.04

11.      Fair Value Measurements

As of April 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:

•                 Level 1 — Quoted prices in active markets for identical assets or liabilities.

•                 Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•                 Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (which, for purposes of SFAS No. 157, means they are so measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. Financial Statement Position FAS 157-2 delayed the effective date for the application of SFAS No. 157 for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(amounts in thousands)
Money market funds	$997,467	$997,467	$—	$—
Asset-backed securities	8,517	—	8,517	—
Auction rate securities	88,301	—	—	88,301
Total financial assets at fair value	$1,094,285	$997,467	$8,517	$88,301

The following table provides a reconciliation of the beginning and ending balances for our investment in auction rate securities, as these assets are measured at fair value using significant unobservable inputs (Level 3) (amounts in thousands):

Level 3

Balance as of March 31, 2008	$91,215
Transfers in and/or (out) of Level 3	—
Total losses realized/unrealized included in earnings	—
Total losses included in other comprehensive income (a)	(2,668)
Purchases, sales, issuances and settlements, net	—
Interest received	(246)
Balance as of June 30, 2008	$88,301

(a) Due to uncertainties surrounding the timing of liquidation of our auction rate securities, we continue to classify these instruments as long-term investments in our consolidated balance sheets as of June 30, 2008. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. On an industry-wide basis, many auctions have failed, and there is, as yet, no meaningful secondary market for these instruments. Each of the auction rate securities in our investment portfolio as of June 30, 2008 has experienced a failed auction and there is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.

Consequently, fair value measurements have been estimated using an income-approach model (discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represent approximately 8.1% of our financial assets measured at fair value on a recurring basis.

12.      Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”). The UK Facility provided Centresoft with the ability to borrow up to Great British Pound (“GBP”) 12.0 million (approximately $23.9 million), including issuing letters of credit, on a revolving basis as of June 30, 2008. The UK Facility bore interest at LIBOR plus 2.0% as of June 30, 2008, is collateralized by substantially all of the assets of the subsidiary and expires in March 2009. The UK Facility also contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The German Facility provided for revolving loans up to Euro (“EUR”) 0.5 million (approximately $0.8 million) as of June 30, 2008, bore interest at Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date. No borrowings were outstanding against the German and the UK Facility as of June 30, 2008.

As of June 30, 2008, we also maintained a $50.0 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At June 30, 2008, the $50.0 million deposit is included in short-term investments as restricted cash. No borrowings were outstanding as of June 30, 2008.

As of June 30, 2008, our publishing subsidiary located in the UK maintained a EUR 12.0 million (approximately $18.9 million) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in June 2009. No borrowings were outstanding as of June 30, 2008.

Upon consummation of the Business Combination, our senior unsecured credit agreement with Vivendi became effective, upon terms substantially similar to those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and Activision Blizzard’s Current Report on Form 8-K dated July 9, 2008.  No borrowings were outstanding as of August 7, 2008.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and as well as for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements.  Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones.  The payments to third-party developers and intellectual property holders are typically deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game.  Additionally, in connection with certain intellectual property right acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized as applicable.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of June 30, 2008 are scheduled to be paid as follows (amounts in thousands):

	Contractual Obligations(1)
	Facility and
	Equipment Leases	Developer and IP	Marketing	Total
Fiscal year ending March 31,

2009 (remaining nine months)	$17,408	$97,247	$26,394	$141,049
2010	18,184	36,071	28,100	82,355
2011	14,915	34,086	13,100	62,101
2012	10,277	16,586	—	26,863
2013	8,793	21,586	—	30,379
Thereafter	31,160	26,001	—	57,161

Total	$100,737	$231,577	$67,594	$399,908

(1)  We have omitted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution.  Specifically, either (a) the underlying positions have not been fully enough developed under audit to be quantified at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit.  As of June 30, 2008, the Company had $74.2 million of unrecognized tax benefits.

Legal Proceedings

On February 8, 2008, the Wayne County Employees’ Retirement System filed a lawsuit challenging Business Combination. The suit is a putative class action filed against the parties to the Business Combination Agreement as well as certain current and former members of our Board of Directors. The plaintiff alleges, among other things, that our current and former directors named therein failed to fulfill their fiduciary duties with regard to the Business Combination by “surrendering” the negotiating process to “conflicted management,” that those breaches were aided and abetted by Vivendi and those of its subsidiaries named in the complaint, and that the preliminary proxy statement filed by the Company on January 31, 2008 contains certain statements that the plaintiff alleges are false and misleading. The plaintiff seeks an order from the court that, among other things, certifies the case as a class action, enjoins the Business Combination, requires the defendants to disclose all material information, declares that the Business Combination is in breach of the directors’ fiduciary duties and therefore unlawful and unenforceable, awards the plaintiff and the putative class damages for all profits and special benefits obtained by the defendant in connection with the Business Combination and tender offer, and awards the plaintiff its cost and expense, including attorney’s fees.

After various initial motions were filed and ruled upon, on May 8, 2008, the plaintiff filed an amended complaint that, among other things, added allegations relating to a revised preliminary proxy statement filed by the Company on April 30, 2008. Additional motions were then filed, including a motion for preliminary injunction filed by the plaintiff and a motion to dismiss filed by Vivendi and its subsidiaries.  On June 24, 2008, the court granted Vivendi and its subsidiaries’ motion to dismiss as to them.  On July 1, 2008, the court denied plaintiff’s motion for preliminary injunction.  The Company intends to defend itself vigorously.

In July 2006, individuals and/or entities claiming to be our stockholders filed derivative lawsuits, purportedly on our behalf, against certain current and former members of our Board of Directors as well as several of our current and former officers. Three derivative actions were filed in Los Angeles Superior Court: Vazquez v. Kotick, et al ., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al. L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006). These actions were consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Four derivative actions were filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006), Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006) Abdelnur vs. Kotick et al., C.D. Cal. Case No. CV07-3575 AHM (PJWx) (filed June 1, 2007), and Scarborough v. Kotick et al., C.D. Cal. Case No. CV07-4602 SVW (PLAx) (filed July 18, 2007). These actions were also consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints alleged, among other things, purported improprieties in our issuance of stock options. Plaintiffs sought various relief on our behalf, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. We expect that defense expenses associated with the matters will be covered by our directors and officers insurance, subject to the terms and conditions of the applicable policies.

Effective as of May 8, 2008, the parties signed a Stipulation of Settlement which was filed in federal court on May 12, 2008 and was preliminarily approved by the U.S. District Court for the Central District of California by order dated May 13, 2008 and entered on May 14, 2008. On July 22, 2008, the District Court entered an order finally approving the Stipulation of Settlement and dismissing all claims with prejudice.  A stipulation of dismissal was filed in the Los Angeles Superior Court and signed by such court on July 28, 2008. In entering into the Stipulation of Settlement, neither we nor any of the settling parties admitted to any liability or wrongdoing. Under the terms of the court-approved Stipulation of Settlement, we will adopt, implement and/or maintain certain corporate governance and internal control measures, relating principally to the following: board composition, structure and practices, director independence standards, stock ownership and compensation, and education; shareholder proposal evaluation process; nomination procedures for shareholder-nominated directors; shareholder meeting procedures; executive compensation policies and procedures; insider trading controls; and stock option granting procedures. We agreed to keep these measures in place for a period of three years, subject to certain exceptions. The Stipulation of Settlement also addresses matters relating to the agreements by certain of our current and former directors and officers to reimburse the Company in connection with the receipt of options that required measurement date corrections. In the case of options already exercised, the agreements allowed reimbursement to be made either by cancellation of vested but unexercised options with a value equivalent to the additional exercise price or by payment of additional exercise price. In the case of options not yet exercised, the exercise price to be paid upon future exercise of those options is increased. In the aggregate, settling defendants have elected to cancel options to acquire approximately 800,000 shares of our common stock and have agreed to increases in the exercise prices of approximately 16.1 million options. The modification of these options did not result in any incremental compensation expense. In addition, the Stipulation of Settlement provides for us to pay $10,000,000 to plaintiffs’ attorneys for their fees and expenses, subject to court approval of such fees and expenses and subject to our reservation of all rights against our directors and officers insurance carriers, reinsurers and co-insurers. In addition, the Stipulation of Settlement provides that plaintiffs’ attorneys will also be entitled to 15% (up to $750,000) of any payment made by our insurance carriers to us in connection with the settlement. We have not reached agreements with our insurers related to the settlement. The stipulation also provides for the forgiveness of approximately $2.3 million in legal fees previously billed to us by former outside corporate counsel. In anticipation of the settlement, the Company had previously recorded a legal expense accrual of approximately $10.0 million in its consolidated financial statements as of March 31, 2008.

On July 24, 2006, we received a letter of informal inquiry from the SEC requesting certain documents and information relating to our historical stock option grant practices. Thereafter, in early June 2007, the SEC issued a formal order of non-public investigation, pursuant to which it subpoenaed documents from us related to the investigation, and testimony and documents from certain current and former directors, officers and employees of ours. The Company has made an offer of settlement to the Staff of the SEC, which the SEC Staff has indicated it is prepared to recommend to the SEC. The tentative settlement of the SEC’s investigation, which would allege violations of various provisions of the Federal securities laws, is subject to agreement on the specific language of the settlement documents, and then to review and approval by the SEC. There can be no assurance that a final settlement will be approved. In connection with the proposed settlement, the Company would not be required to pay a monetary penalty. Under the proposed settlement, the Company would settle this matter without admitting or denying the SEC’s findings.

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

13.       Stock-Based Compensation and Employee Benefit Plans

Equity Incentive Plans

As we previously disclosed, in February 2008, Activision discovered that, due to an error, the record date for the 2007 annual meeting of stockholders was not in technical compliance with Delaware law or our bylaws, which require such record date to be not more than sixty (60) nor less than ten (10) days before the date of such meeting. In accordance with the terms of the Investor Agreement, dated July 9, 2008, by and among Vivendi, VGAC, Vivendi Games, and the Company, VGAC agreed to ratify and re-approve actions and proposals approved by our stockholders at the 2007 annual meeting, and to vote against actions and proposals not approved by our stockholders at such meeting, by written consent as permitted under our bylaws.  In accordance with that Investor Agreement, subsequent to the consummation of the Business Combination, VGAC, as the holder of a majority of the voting power of the Company’s common stock, ratified and re-approved the Activision, Inc. 2007 Plan Equity Incentive Plan (the “2007 Plan”).  We have determined that options and restricted stock units granted under the 2007 Plan have met the definition of a grant date in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”), as we have the ability and intent to grant options and restricted stock units. Further, we have also established a mutual understanding with the employees as to the terms of these grants. Accordingly, stock-based compensation has been recorded for these options and restricted stock units grants.

Restricted Stock Units and Restricted Stock (collectively referred to as “restricted stock rights”)

During the three months ended June 30, 2008, we issued restricted stock units with respect to approximately 1.1 million shares of our common stock. The value of the shares is based on the closing market price of our common stock on the date of grant. In accordance with SFAS No. 123R, we will recognize compensation expense and increase additional paid in capital related to restricted stock rights over the requisite service period. For the three months ended June 30, 2008, we recorded expenses related to total restricted stock rights of approximately $3.4 million. For the three months ended June 30, 2007, we recorded expenses related to total restricted stock rights of approximately $0.3 million. As of June 30, 2008, $32.9 million of total unrecognized compensation cost related to restricted stock rights is expected to be recognized over a weighted-average period of 2.12 years.

Non-Plan Employee Stock Options

In connection with prior employment agreements between the Company and Robert A. Kotick, our Chairman and Chief Executive Officer, and Brian G. Kelly, co-Chairman, Mr. Kotick and Mr. Kelly were granted options to purchase shares of our common stock.  The Board of Directors approved the granting of these options.   As of June 30, 2008, options to purchase approximately 8,304,800 shares under such grants were outstanding with a weighted-average exercise price of $2.05.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock rights, and employee stock purchase plans included in our Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (amounts in thousands):

	Three months ended June 30,
	2008	2007
Cost of sales - software royalties and amortization	$2,991	$1,845
Product development	1,422	1,507
Sales and marketing	1,700	1,771
General and administrative	5,831	3,037

Stock-based compensation expense before income taxes	11,944	8,160
Income tax benefit	(4,669)	(3,191)

Total stock-based compensation expense after income taxes	$7,275	$4,969

Additionally, stock option expenses are capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. (“SFAS No. 86”)  The following table summarizes stock option expense included in our Consolidated Balance Sheets as a component of software development (amounts in thousands):

Software Development

Balance as of March 31, 2008	$9,379
Stock option expense capitalized during period	8,708
Amortization of capitalized stock option expense	(2,991)
Balance as of June 30, 2008	$15,096

Net cash proceeds from the exercise of stock options were $23.2 million and $11.2 million for the three months ended June 30, 2008 and 2007, respectively. Tax benefits attributable to employee stock option exercises were $20.3 million and $4.0 million and were offset by adjustments to deferred income taxes and additional paid-in capital of $3.0 million and $3.6 million for the three months ended June 30, 2008 and

2007, respectively.  In accordance with SFAS No. 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Consistent with SFAS No. 123R, we have attempted to reflect expected future changes in model inputs during the option’s contractual term.  The inputs required by our binomial lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior.   Statistical methods were used to estimate termination rates for specific types of employees.  These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior.  Employee type specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior.  ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period.  These probabilities are then used to estimate ETTE.  The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.  The weighted-average estimated value of employee stock options granted during the three months ended June 30, 2008 and 2007 was $11.93 and $9.05 per share, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Employee and Director Options and Warrants		Employee Stock Purchase Plan
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Expected Term (in years)	5.04	5.57	0.5	0.5
Risk-free Interest rate	3.97%	4.77%	1.53%	5.07%
Volatility	48.71%	51.38%	35.75%	34.58%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$11.93	$9.05	$6.72	$4.58

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and Staff Accounting Bulletin No. 107 (“SAB 107”).  These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility.  Based on these methods, for options granted during the three months ended June 30, 2008, the expected stock price volatility ranged from 30.67% to 51.56%, with a weighted-average volatility of 48.71% for options granted during the quarter ended June 30, 2008.  For options granted during the three months ended June 30, 2007, the expected stock price volatility ranged from 39.08% to 52.65%, with a weighted-average volatility of 51.38% for options granted during the three months ended June 30, 2007.

As was the case for volatility, the risk-free rate is assumed to change during the option’s contractual term.  Consistent with the calculation required by a binomial-lattice model, the risk-free rate reflects the interest from one time period to the next (“forward rate”) as opposed to the interest rate from the grant date to the given time period (“spot rate”).  Since we do not currently pay dividends and are not expected to pay them in the future, we have assumed that the dividend yield is zero.

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

Accuracy of Fair Value Estimates

We developed the assumptions used in the binomial-lattice model, including model inputs and measures of employees’ exercise and post-vesting termination behavior.  Our ability to accurately estimate the fair value of share-based payment awards as of the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs as long as ten years into the future.  These inputs include, but are not limited to, expected stock price volatility, risk-free rate, dividend yield, and employee termination rates.  Although the fair value of employee stock options is determined in accordance with SFAS No. 123R and SAB 107 using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer/willing seller.  Unfortunately, it is difficult to determine if this is the case, because markets do not currently exist that permit the active trading of our employee stock option and other share-based instruments.

Stock option activity for the three months ended June 30, 2008 is as follows (amounts in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	48,655	$10.67
Granted	212	33.49
Exercised	(2,440)	9.83
Forfeiture	(134)	15.61

Outstanding at June 30, 2008	46,293	$10.81	5.68	$1,076,830

Exercisable at June 30, 2008	28,284	$6.76	4.02	$772,469

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the quarter ended June 30, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised is $52.3 million for the three months ended June 30, 2008.

As of June 30, 2008, $59.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

14.       Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets did not have a material effect on our financial position or results of operations.  We do not expect the adoption of SFAS No. 157 for non-financial assets to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our financial position or results of operations because the Company did not elect to measure any items at fair value that are not already required to be reported at fair value.

In June 2007, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus conclusion on EITF Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development (“EITF 07-03”). EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. The adoption of EITF 07-03 did not have a material impact on our Consolidated Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Business Combination with Vivendi Games

Subsequent to the quarter ended June 30, 2008, we consummated our previously announced Business Combination pursuant to the Business Combination Agreement, dated as of December 1, 2007, by and among the Company, Sego Merger Corporation, Vivendi, VGAC and Vivendi Games. Upon the closing of the Business Combination, which occurred on July 9, 2008, Activision was renamed Activision Blizzard. Activision Blizzard continues to operate as a public company traded on NASDAQ under the ticker symbol ATVI.  The Financial Statements, Management’s Discussion and Analysis and other Items of Part I and Part II in this quarterly report on Form 10-Q covering the three months ended June 30, 2008 reflect exclusively Activision’s stand-alone operations as they existed as of and for the period ended June 30, 2008 prior to the consummation of the Business Combination. Activision Blizzard now conducts the combined business operations of Activision and Vivendi Games. In connection with the Business Combination, we issued approximately 358 million shares of common stock to VGAC. Following the consummation of the Business Combination, VGAC owned approximately 54% of Activision Blizzard’s issued and outstanding common stock. While we are the surviving entity in this Business Combination, because the transaction is treated as a “reverse acquisition”, Vivendi Games is deemed to be the acquirer for accounting purposes. Accordingly, for all future Exchange Act filings, the historical financial statements of Activision for periods prior to the consummation of the Business Combination will be those of Vivendi Games. Activision’s businesses will be included in Activision Blizzard’s financial statements for all periods subsequent to the consummation of the Business Combination only. See Note 1 to the Consolidated Financial Statements for further information.

All information included in this report reflects only Activision’s results for the relevant periods, and does not reflect any impact of the Business Combination. The forward looking statements noted throughout this quarterly report on Form 10-Q will likely change as a result of the Business Combination.

Our Business

We are a leading international publisher of interactive entertainment software products. We have built a company with a diverse portfolio of products that spans a wide range of categories and target markets and that are used on a variety of game hardware platforms and operating systems. We have created, licensed, and acquired a group of highly recognizable franchises, which we market to a variety of consumer demographics.  During the three months ended June 30, 2008, we published Guitar Hero: On Tour for the Nintendo Dual Screen (“NDS”); Guitar Hero: Aerosmith and Kung Fu Panda across multiple platforms. During calendar 2008, we plan to release Guitar Hero World Tour, Call of Duty: World at War, and continue to expand our licensed titles such as Madagascar: Escape 2 Africa, Spider-Man: Web of Shadows, our first James Bond title, Quantum of Solace, and several other titles. We are currently in development of Wolfenstein from id Software, Marvel Ultimate Alliance 2: Fusion from Vicarious Visions and Singularity from Raven Software among other titles.

Our products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. Our target customer base ranges from casual players to game enthusiasts, children to adults, and mass-market consumers to “value” buyers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), the Sony PlayStation 3 (“PS3”), the Nintendo Wii (“Wii”), and the Microsoft Xbox360 (“Xbox360”) console systems, the NDS, and the Sony PlayStation Portable (“PSP”) hand-held devices, and the personal computer (“PC”). The installed base for the previous generation of hardware platforms (e.g., the PS2) is significant and the fiscal 2006 release of the Xbox360 and the fiscal 2007 releases of the PS3 and the Wii have further expanded the software market. Our plan is to continue to build a significant presence on the PS3, the Wii, and the Xbox360 (“the next-generation platforms”) by continuing to expand the number of titles released on the next-generation and hand-held platforms while continuing to market to the PS2 platform as long as economically attractive given its large installed base.

Our publishing business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. In the U.S., we primarily sell our products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. We conduct our international publishing activities through offices in the UK, Germany, France, Italy, Spain, the Netherlands, Norway, Sweden, Australia, Canada, South Korea, and Japan. Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly owned European distribution subsidiaries. Our distribution business consists of operations located in the UK, the Netherlands, and Germany that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

Our Focus

With respect to future game development, we will continue to focus on our “big propositions” products that are backed by strong franchises and high quality development, for which we will provide significant marketing support.

We have focused on establishing and maintaining relationships with talented and experienced software development and publishing teams.  We will continue to invest in the future development of the Guitar Hero franchise published by RedOctane across a variety of platforms.  During the quarter ended June 30, 2008, we released Guitar Hero: Aerosmith on the next-generation platforms and the PS2, and Guitar Hero: On Tour on the NDS.  We will release Guitar Hero World Tour across multiple platforms in the fall of 2008.  We have also been successful and continued the momentum in the quarter ended June 30, 2008 in the first person action categories through our originally developed Call of Duty franchise, and in accordance with our plan to continue it as a successful long-term franchise, we will release Call of Duty: World at War in calendar 2008.  We also plan on entering the racing category through the development of a new title by Bizarre Creations Limited (“Bizarre Creations”).  Bizarre Creations will play a role in our growth strategy as we develop new intellectual property for the racing category, expand our development capability and capacity for other genres and utilize Bizarre Creations’ proprietary development technology. We also have development agreements with other top-level, third-party developers such as id Software, Inc., Splash Damage, Ltd., and Next Level Games.

Our releases include well-established franchises, which are backed by high-profile intellectual property and/or highly anticipated motion picture releases. We license from intellectual property owners, such as DreamWorks Animation LLC (“DreamWorks”), Harrah’s Entertainment, Inc. (“Harrah”), Hasbro Properties Group (“Hasbro”), MGM Interactive and EON Productions Ltd. (“MGM & EON”), Mattel, Inc. (“Mattel”), Marvel Entertainment, Inc. (“Marvel”), and professional skateboarder Tony Hawk, to develop video games based on their intellectual property.  We plan to release future titles under these licensing agreements.  For example, we plan to release Spider-Man: Web of Shadows, Marvel Ultimate Alliance 2: Fusion, our first James Bond title, Quantum of Solace, Monsters vs. Aliens, and Madagascar: Escape 2 Africa.  In the quarter ended June, 30, 2008, we released Kung Fu Panda based on the DreamWorks movie “Kung Fu Panda”.

We are utilizing these developer relationships, new intellectual property acquisitions, new original intellectual property creations, and our existing library of intellectual property to further focus our game development on product lines that will deliver significant, lasting, and recurring revenues and operating profits.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Some of our software products provide limited online features at no additional cost to the consumer. Historically, such features have been incidental to the overall product offering and an inconsequential deliverable. Accordingly, we recognize revenue related to products containing these limited online features upon the transfer of title and risk of loss to our customer. In instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, we take this into account when applying our revenue recognition policy. This evaluation is performed for each software product when it is released. When our software products contain online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to game play, we consider our performance obligations for these software products extend beyond the sale of the game. Vendor-specific objective evidence of fair value (“VSOE”) does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we recognize all of the revenue from the sale of these software products title ratably over an estimated service period, which is currently estimated to be six months beginning the month after shipment. In addition, we defer the costs of sales for these software products. Cost of sales includes: manufacturing costs, software royalties and amortization, and intellectual property licenses.

Based on our current assessment of obligations with respect to the online functionality for certain titles anticipated to be released prior to December 31, 2008, we expect that certain titles will contain online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, and that our performance obligations for these titles will extend beyond the sale of the game. VSOE of fair value does not exist for these online features, as we do not plan to separately charge for this component of these titles. As a result, we expect to recognize all of the revenue from the sale of these titles ratably over an estimated service period, which is currently estimated to be six months beginning the month after shipment. In addition, we expect to defer the costs of sales of these titles.

With respect to online transactions, such as electronic downloads of titles or product add-ons, revenue has historically been recognized when the fee is paid by the online customer to purchase online content and we are notified by the online retailer that the product has been downloaded. In instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, revenue from online transactions, such as product add-ons for these titles, will be recognized ratably over the estimated service period. In addition, in order to recognize revenue for both product sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

Sales incentives or other consideration given by us to our customers is accounted for in accordance with EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”). In accordance with EITF 01-9, sales incentives and other consideration that are considered adjustments of the selling price of our products, such as rebates and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular advertisement, are reflected as sales and marketing expenses.

Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence.  We closely monitor and analyze the historical performance of our various titles, the performance of products released by other publishers and the anticipated timing of other releases in order to assess future demands of current and upcoming titles. Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets but at the same time are controlled to prevent excess inventory in the channel. We benchmark our units to be shipped to our customers using historical and industry data.

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms and consistent delivery to us of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres, historical performance of the hardware platform, historical performance of the franchise, console hardware life cycle, our sales force and retail customer feedback, industry pricing, weeks of on-hand retail channel inventory, absolute quantity of on-hand retail channel inventory, our warehouse on-hand inventory levels, the title’s recent sell-through history (if available), marketing trade programs, and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our June 30, 2008 allowance for returns and price protection and doubtful accounts would impact net revenues by $1.4 million.

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

We account for software development costs in accordance with SFAS No. 86. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product’s release, we expense, as part of “cost of sales—software royalties and amortization,” capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense.

Commencing upon product release, capitalized software development costs are amortized to “cost of sales—software royalties and amortization” based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months or less.

Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product. Prior to the related product’s release, we expense, as part of “cost of sales—intellectual property licenses,” capitalized intellectual property costs when we believe such amounts are not recoverable. Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to “cost of sales—intellectual property licenses” based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

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

Stock-based Compensation Expense.  On April 1, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases made pursuant to the Employee Stock Purchase Plan based on estimated fair values.

We estimate the value of employee stock options on the date of grant using a binomial-lattice model. The fair value of a share-based payment as of the grant date estimated in accordance with this option pricing model depends upon our future stock price as well as assumptions concerning expected volatility, risk-free interest rate, and risk-adjusted stock return, and measures of employees’ forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee rank specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and employees’ post-vesting termination behavior. Employee rank specific estimates of ETTE were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period and then using those probabilities to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. The weighted-average estimated value of employee stock options granted for the three months ended June 30, 2008 and 2007 was $11.93 and $9.05, respectively, per share using the binomial-lattice model with the following weighted-average assumptions:

Three Months Ended June 30, 2008
Expected life (in years)	5.04
Risk-free interest rate	3.97%
Expected volatility	48.71%
Dividend yield	—

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and SAB No. 107.  These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility.  Based on these methods, for options granted during the quarter ended June 30, 2008, the expected stock price volatility ranged from 30.67% to 51.56%, with a weighted-average volatility of 48.71% for options granted during the quarter ended June 30, 2008.  For options granted during the three months ended June 30, 2007, the expected stock price volatility ranged from

39.08% to 52.65%, with a weighted-average volatility of 51.38% for options granted during the quarter ended June 30, 2007.

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

Income Taxes.  We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Effective at the beginning of fiscal 2008, we adopted FIN 48.

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of FIN 48 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

Selected Consolidated Statements of Operations Data

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net revenues as well as net revenues by territory, business segment and platform and operating income by business segment (amounts in thousands):

	Three months ended June 30,
	2008		2007

Net revenues	$654,203	100%	$495,455	100%

Costs and expenses:
Cost of sales – product costs	311,941	48	217,229	44
Cost of sales – software royalties and amortization	40,874	6	78,252	16
Cost of sales – intellectual property licenses	27,359	4	32,479	6
Product development	50,040	8	32,897	7
Sales and marketing	86,494	13	68,712	14
General and administrative	57,360	9	35,794	7

Total costs and expenses	574,068	88	465,363	94

Operating income	80,135	12	30,092	6

Investment income, net	10,948	2	11,562	2

Income before income tax provision	91,083	14	41,654	8

Income tax provision	32,068	5	13,828	2

Net income	$59,015	9%	$27,826	6%

Net Revenues by Territory:
North America	$392,916	60%	$309,536	62%
Europe	229,381	35	170,014	35
Other	31,906	5	15,905	3

Total net revenues	$654,203	100%	$495,455	100%

Net Revenues by Segment/Platform Mix:
Publishing:
Console	$450,099	69%	$358,773	72%
Hand-held	103,747	16	56,616	12
PC	24,716	3	13,833	3

Total publishing net revenues	578,562	88	429,222	87

Distribution:
Console	57,361	9	43,101	8
Hand-held	15,886	3	19,116	4
PC	2,394	—	4,016	1
Total distribution net revenues	75,641	12	66,233	13

Total net revenues	$654,203	100%	$495,455	100%

Operating Income by Segment and as a Percentage of Total Segment Net Revenues:
Publishing	$79,170	14%	$29,117	7%
Distribution	965	1	975	1

Total operating income	$80,135	12%	$30,092	6%

Results of Operations – Three Months Ended June 30, 2008 and 2007

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS2, PS3, Xbox360 and Wii), PCs and hand-held game devices (such as the NDS and PSP).  We also derive revenue from our distribution business in Europe that provides logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and third-party manufacturers of interactive entertainment hardware.

The following table details our consolidated net revenues by business segment and our publishing net revenues by territory for the three months ended June 30, 2008 and 2007 (amounts in thousands):

	Three Months Ended June 30,		Increase/	Percent
	2008	2007	(Decrease)	Change
Publishing Net Revenues
North America	$392,916	$309,536	$83,380	27%
Europe	153,740	103,781	49,959	48%
Other	31,906	15,905	16,001	101%
Total International	185,646	119,686	65,960	55%

Total Publishing Net Revenues	578,562	429,222	149,340	35%
Distribution Net Revenues	75,641	66,233	9,408	14%
Consolidated Net Revenues	$654,203	$495,455	$158,748	32%

Consolidated net revenues increased 32% from $495.5 million for the three months ended June 30, 2007 to $654.2 million for the three months ended June 30, 2008.  This increase primarily resulted from the growth of our publishing business, the net revenues of which increased by 35% as compared to the first quarter of the prior fiscal year.  Our financial performance was also driven by the following:

•                  The increase in our publishing net revenues of $149.3 million was attributable to continued growth of the Guitar Hero and Call of Duty franchises in the quarter ended June 30, 2008 and our increased presence on multiple platforms for the titles released during the quarter.  We released Guitar Hero: Aerosmith on the next-generation platforms and the PS2 in North America and Europe and Guitar Hero: On Tour for the NDS in North America and Asia Pacific in the first quarter of 2009. This compares to the first quarter of fiscal 2008 worldwide release of Guitar Hero II only on Xbox360.  The continued momentum from Call of Duty: Modern Warfare and Guitar Hero III: Legends of Rock across all platforms also contributed to the increase in net revenues. Additionally, contributing to the increase in net revenue was the publication of Kung Fu Panda worldwide concurrent with the movie release, and the LucasArt’s title Lego: Indiana Jones the Original Adventures in the three months ended June 30, 2008 in Europe and Asia. According to The NPD Group, Activision was the #1 third-party Wii and NDS publisher by dollars in the U.S. for the quarter ended June 30, 2008.  We also released Enemy Territory: Quake Wars on the PS3 and the Xbox360 during the three months ended June 30, 2008. In the first quarter of fiscal 2008, we released Spider-Man 3 and Shrek the Third worldwide, and in North America and Asia Pacific we released TRANSFORMERS: The Game.

•                  International net revenues were impacted by a year over year weakening of the U.S. Dollar in relation to GBP, EUR and AUD.  We estimate that foreign exchange rates increased reported consolidated net revenues by approximately $9.5 million.  Excluding the impact of changing foreign currency rates, our consolidated net revenues increased 30% year over year.

North America Publishing Net Revenues (amounts in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$392,916	60%	$309,536	62%	$83,380	27%

North America publishing net revenues increased 27% from $309.5 million for the three months ended June 30, 2007 to $392.9 million for the three months ended June 30, 2008.  The increase primarily resulted from the releases of Guitar Hero: Aerosmith on the next-generation platforms and the PS2 and Guitar Hero: On Tour for the NDS in North America during the three months ended June 30, 2008. This compares to the first quarter of fiscal 2008 worldwide release of Guitar Hero II only on Xbox360.  Further, the continued momentum from Call of Duty: Modern Warfare across all platforms also contributed to the increase in net revenues.  North America publishing net revenues as a percentage of consolidated net revenues decreased slightly due to the international growth of the Guitar Hero and Call of Duty franchises, and the release of the LucasArt’s title Lego: Indiana Jones the Original Adventures in the three months ended June 30, 2008 in Europe and Asia. According to The NPD Group, for the quarter ended June 30, 2008, two of the top 10 products in the U.S. by revenue were from the Guitar Hero franchise.  This compares to the quarter ended June 30, 2007 releases of Spider-Man 3 and Shrek the Third and certain catalog titles sales.

International Publishing Net Revenues (amounts in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$185,646	28%	$119,686	25%	$65,960	55%

International publishing net revenues increased 55% from $119.7 million for the three months ended June 30, 2007 to $185.6 million for the three months ended June 30, 2008.  Foreign exchange rates increased reported international publishing net revenues by approximately $9.3 million for the three months ended June 30, 2008.  Excluding the impact of the changing foreign currency rates, our international publishing net revenues increased $56.6 million or 47%.  In the three months ended June 30, 2008, the significant increase in international publishing net revenues was primarily attributable to our European publishing business with the launch of three key titles: Guitar Hero: Aerosmith, Kung Fu Panda, which was released concurrent with the DreamWorks movie Kung Fu Panda, and the LucasArts’ title Lego: Indiana Jones the Original Adventure.  The continued strong sales of Call of Duty: Modern Warfare, released in the last fiscal year, also contributed to the increase in net revenues. According to Charttrack and Gfk, Call of Duty: Modern Warfare and Lego: Indiana Jones the Original Adventure were two of the top 10 products by revenue in Europe for the quarter ended June 30, 2008.  This compares to the quarter ended June 30, 2007 releases of Spider-Man 3, Shrek the Third, and Guitar Hero II for the Xbox360.

Publishing Net Revenues by Platform (amounts in thousands)

The following table details our publishing net revenues by platform and as a percentage of total publishing net revenues for the three months ended June 30, 2008 and 2007 (amounts in thousands):

	Three Months Ended	% of	Three Months Ended	% of
	June 30,	Publishing	June 30,	Publishing	Increase/	Percent
	2008	Net Revs.	2007	Net Revs.	(Decrease)	Change

Publishing Net Revenues

PC	$24,716	4%	$13,833	3%	$10,883	79%

Console
Sony PlayStation 3	87,682	15%	26,436	6%	61,246	232%
Sony PlayStation 2	109,728	19%	146,867	34%	(37,139)	(25)%
Microsoft Xbox 360	127,773	22%	150,605	35%	(22,832)	(15)%
Nintendo Wii	124,792	22%	32,699	8%	92,093	282%
Other	124	—%	2,166	1%	(2,042)	(94)%
Total console	450,099	78%	358,773	84%	91,326	25%
Hand-held	103,747	18%	56,616	13%	47,131	83%

Total publishing net revenues	$578,562	100%	$429,222	100%	$149,340	35%

Personal Computer Net Revenues (amounts in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$24,716	4%	$13,833	3%	$10,883	79%

Net revenues from sales of titles for the PC increased 79% from $13.9 million for the three months ended June 30, 2007 to $24.7 million for the three months ended June 30, 2008.  The increases were primarily due to the continued strong sales of our last fiscal year release of Call of Duty 4: Modern Warfare and the release of the LucasArts’ title Lego: Indiana Jones the Original Adventure, in Europe and Asia, and the worldwide release of Kung Fu Panda in the three months ended June 30, 2008. This compares to the quarter ended June 30, 2007 when net revenues were primarily derived from Spider-Man 3, Shrek the Third, TRANSFORMERS: The Game, and catalog sales of Call of Duty titles.

Sony PlayStation 3 Net Revenues (amounts in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$87,682	15%	$26,436	6%	$61,246	232%

The PS3 was released in North America in November 2006 and in Europe in March 2007.  With more than a full year for the installed base of the PS3 to expand and our increased number of titles available on the PS3, net revenues from sales of titles for the PS3 increased 232% from $26.4 million, or 6% of publishing net revenues, for the three months ended June 30, 2007 to $87.7 million, or 15% of publishing net revenues, for the three months ended June 30, 2008.  The increase was also due to the strong performance of three key new titles released in the three months ended June 30, 2008, Guitar Hero: Aerosmith in North America and Europe, Kung Fu Panda worldwide, and the European and Asia release of the LucasArts’ title Lego: Indiana Jones the Original Adventure, and the continued strong momentum from Call of Duty: Modern Warfare. Further, the increased number of titles available on the PS3 has increased our revenues from this platform. For example, all of our six new titles released during the three months ended June 30, 2008 are available on the PS3 while there were only two new titles released on the PS3 during the quarter ended June 30, 2007.  According to The NPD Group, for the quarter ended June 30, 2008, Activision published three of the top 10 products by revenue for the PS3 in North America.

Sony PlayStation 2 Net Revenues (amounts in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$109,728	19%	$146,867	34%	$(37,139)	(25)%

In general, there was an overall decline in industry sales of titles for the PS2 as more consumers migrated to the next-generation platforms as compared to the prior year.  Net revenues from sales of titles for the PS2 decreased 25% from $146.9 million for the three months ended June 30, 2007 to $109.7 million for the three months ended June 30, 2008.  In the three months ended June 30, 2008, we had a smaller number of major new releases on the PS2 as compared to the quarter ended June 30, 2007. The key titles driving the quarter ended June 30, 2008 results were the release of Guitar Hero: Aerosmith in North America and Europe, Kung Fu Panda worldwide, and the European and Asia Pacific release of the LucasArts’ title Lego: Indiana Jones the Original Adventure.  This compared to the worldwide releases of Spider-Man 3, Shrek the Third, Tony Hawk’s Downhill Jam, and TRANSFORMERS: The Game in the quarter ended June 30, 2007.  Additionally, in the quarter ended June 30, 2007, the continued sales of Guitar Hero II for the PS2 (games and accessories) also contributed to the net revenues for the PS2.

Microsoft Xbox360 Net Revenues (amounts in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$127,773	22%	$150,605	35%	$(22,832)	(15)%

Net revenues from sales of titles for the Xbox360 decreased from $150.6 million or 35% of publishing net revenues in the quarter ended June 30, 2007 to $127.8 million or 22% of publishing net revenues for the three months ended June 30, 2008.  This decrease primarily resulted from the timing of new title releases during the quarter.  During the last week of June 30, 2008, we released Guitar Hero: Aerosmith in North America and Europe. Due to the timing of Guitar Hero: Aerosmith release, there were limited revenues recorded in this quarter, as compared to revenues derived from the release of Guitar Hero II on the Xbox360 which was released during April 2007. We also released Kung Fu Panda worldwide and the European and Asia Pacific release of the LucasArts’ title Lego: Indiana Jones the Original Adventure on the Xbox360 during the quarter ended June 30, 2008.  This compared to the quarter ended June 30, 2007 releases of our first Guitar Hero on the Xbox360, Guitar Hero II, and the releases of Spider-Man 3, Shrek the Third and TRANSFORMERS: The Game.

In July 2008, Microsoft announced a reduction of the retail price of the Xbox360 by $50 in the U.S. and Canada. These price reductions may further grow the installed base of the Xbox360, which combined with our strong slate of titles could lead to an increase in net revenues relating to the Xbox360 platform.

Nintendo Wii Net Revenues (amounts in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$124,792	22%	$32,699	8%	$92,093	282%

Net revenues from sales of titles for the Wii increased to $124.8 million or 22% of publishing net revenues in the three months ended June 30, 2008 from $32.7 million or 8% in the quarter ended June 30, 2007.  Consistent with our goal of having a significant presence at the launch of each next generation platform, we continue to increase our number of available titles on the Wii.  For the three months ended June 30, 2008, Activision was the number one third-party Wii publisher in dollars in North America, according to The NPD Group.  We released six new titles on the Wii in the quarter ended June 30, 2008 as compared to three new titles released in the quarter ended June 30, 2007. Major titles released on the Wii for the three months ended June 30, 2008 are Guitar Hero: Aerosmith in North America and Europe, Kung Fu Panda worldwide, and the

LucasArts’ title Lego: Indiana Jones the Original Adventure in Europe and Asia Pacific. We also released three other new titles on the Wii Platform.

Hand-held Net Revenues (amounts in thousands)

Three Months Ended June 30,	% of Publishing	Three Months Ended June 30,	% of Publishing	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$103,747	18%	$56,616	13%	$47,131	83%

Net revenues from sales of titles for the hand-held platforms for the three months ended June 30, 2008 increased 83% from same period of the prior fiscal year, from $56.6 million to $103.7 million, respectively.  Hand-held net revenues represented 18% and 13% of publishing net revenues for the three months ended June 30, 2008 and 2007, respectively.  The increase in hand-held net revenues reflects strong sales of the debut of our Guitar Hero franchise on the NDS, Guitar Hero: On Tour, in North America and Asia Pacific. Kung Fu Panda and the LucasArt’s title Lego: Indiana Jones the Original Adventure also contributed to hand-held net revenues.  According to The NPD Group, Guitar Hero: On Tour was the number one NDS title in North America for the quarter ended June 30, 2008.  This compares to net revenues from Shrek the Third, Spider-Man 3, and TRANSFORMERS: Decepticon and TRANSFORMERS: Autobot for the hand-held platforms for the quarter ended June 30, 2007.

Overall

The platform mix of our future publishing net revenues will likely be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware base for the next-generation platforms, as well as the performance of key product releases from our product release schedule.

As a significant portion of our revenues and profits are derived from a relatively small number of popular titles and franchises each year, our revenues and profits are significantly affected by our ability to release highly successful “hit” titles. For example, for the three months ended June 30, 2008, 71% of our consolidated net revenues and 81% of publishing net revenues were derived from net revenues of three franchises. Though many of our titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues directly and positively impact operating profits resulting in a disproportionate amount of operating income being derived from these select titles. We expect that a limited number of titles and franchises will continue to produce a disproportionately large amount of our net revenues and profits.

Three key factors that could affect future publishing and distribution net revenues performance are console hardware pricing, software pricing, and transitions in console platforms. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions. Reductions in the price of console hardware typically result in an increase in the installed base of hardware owned by consumers. Historically, we have also seen that lower console hardware prices put downward pressure on software pricing. Overall, we expect console software launch pricing for the next-generation platforms to hold at current levels as a result of the strong consumer acceptance of these price points that has occurred since the launch of the next-generation platforms and the greater product capability and entertainment value of next generation titles. We continue to expect software launch pricing for top titles on the PS2 to hold at $39.99 per title.

Distribution Net Revenues (amounts in thousands)

Three Months Ended June 30,	% of Consolidated	Three Months Ended June 30,	% of Consolidated	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$75,641	12%	$66,233	13%	$9,408	14%

Distribution net revenues for the three months ended June 30, 2008 increased 14% from the same period of the prior fiscal year, from $66.2 million or, 13% of consolidated net revenues, to $75.6 million, or 12% of consolidated net revenues.  This year over year increase was primarily due to the strong performance of Activision titles and the overall growth in the video game industry.

The mix of distribution net revenues between hardware and software sales increased year over year with approximately 40% of distribution net revenues from hardware sales in the three months ended June 30, 2008, as compared to 20% in the prior year first quarter.  The mix of future distribution net revenues will be driven by a number of factors including the occurrence of further hardware price reductions instituted by hardware manufacturers and our ability to establish and maintain distribution agreements with hardware manufacturers, third-party software publishers, and retail customers.

Costs and Expenses

Cost of Sales – Product Costs (amounts in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Consolidated	June 30,	Consolidated	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$311,941	48%	$217,229	44%	$94,712	44%

“Cost of sales – product costs” represented 48% and 44% of consolidated net revenues for the three months ended June 30, 2008 and 2007, respectively.  In absolute dollars, “cost of sales – product costs” increased $94.7 million from $217.2 million for the three months ended June 30, 2007 to $311.9 million for the three months ended June 30, 2008.  The increase in absolute dollars is due to an increase in consolidated net revenues of 32% from $495.5 million for the quarter ended June 30, 2007 to $654.2 million for the three months ended June 30, 2008.  An additional factor that affected “cost of sales – product costs” as a percentage of consolidated net revenues was the release of an affiliated LucasArts’ title Lego: Indiana Jones the Original Adventure, which in general carries higher product costs than non-affiliated titles.

Cost of Sales – Software Royalties and Amortization (amounts in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Publishing	June 30,	Publishing	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$40,874	7%	$78,252	18%	$(37,378)	(48)%

“Cost of sales – software royalties and amortization” decreased $37.4 million from $78.3 million or 18% of publishing net revenues for the three months ended June 30, 2007, to $40.9 million or 7% of publishing net revenues for the three months ended June 30, 2008.  The decrease was driven by product development efficiencies, specifically, our releases during the three months ended June 30, 2008 of Kung Fu Panda had efficiencies from offshore development and Guitar Hero: Aerosmith had below average product development expenses as it leverages Guitar Hero III technology, and by the continued momentum from Call of Duty catalogue sales.

Cost of Sales – Intellectual Property Licenses (amounts in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Publishing	June 30,	Publishing	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$27,359	5%	$32,479	8%	$(5,120)	(16)%

“Cost of sales – intellectual property licenses” for the three months ended June 30, 2008 decreased by $5.1 million from the three months ended June 30, 2007 from $32.5 million to $27.4 million.  As a percentage of publishing net revenues, “cost of sales – intellectual property licenses” decreased from 8% to 5%.  The decrease in absolute dollars and as a percentage of publishing net revenues for the three months ended June 30, 2008 is primarily due to fewer releases of titles associated with third-party intellectual property, as compared to the three months ended June 30, 2007.

Product Development (amounts in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Publishing	June 30,	Publishing	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$50,040	9%	$32,897	8%	$17,143	52%

Product development expenses for the three months ended June 30, 2008 increased by 52% compared to the three months ended June 30, 2007 from $32.9 million to $50.0 million.  As a percentage of publishing net revenues, product development expense increased from 8% to 9%, as compared to the three months ended June 30, 2007.  The increase in absolute dollars and as a percentage of publishing net revenues is the result of greater slate of titles in development to support the future releases and additional product development expenses from Bizarre Creations, which was acquired in September 2007.

Sales and Marketing (amounts in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Consolidated	June 30,	Consolidated	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$86,494	13%	$68,712	14%	$17,782	26%

Sales and marketing expenses of $86.5 million and $68.7 million represented 13% and 14% of consolidated net revenues for the three months ended June 30, 2008 and 2007, respectively.  The increase in absolute dollars was a result of continuing significant investment in marketing programs, including television and in-theatre ad campaigns, music concert touring ad campaigns and in-store promotions for our current quarter title releases, Guitar Hero: Aerosmith, Guitar Hero: On Tour, and Kung Fu Panda.  We currently believe that this increased spending will extend the product sales life cycle and add to the long term prospects of the respective product lines.

General and Administrative (amounts in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Consolidated	June 30,	Consolidated	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$57,360	9%	$35,794	7%	$21,566	60%

General and administrative expenses for the three months ended June 30, 2008 increased $21.6 million as compared to the same period last year from $35.8 million to $57.4 million.  As a percentage of consolidated net revenues, general and administrative expenses also increased from 7% to 9% from the quarter ended June 30, 2007 to the quarter ended June 30, 2008.   Expenses were higher than prior year primarily due to transaction costs related to the Business Combination, an increase in headcount and facility related costs due to the expansion of RedOctane to support the growth of the Guitar Hero titles, and additional general operating expenses attributable to Bizarre Creations, which was acquired in September 2007.

Operating Income (amounts in thousands)

	Three Months Ended June 30,	% of Segment/ Consolidated	Three Months Ended June 30,	% of Segment/ Consolidated	Increase/	Percent
	2008	Net Revs.	2007	Net Revs.	(Decrease)	Change

Publishing	$79,170	14%	$29,117	7%	$50,053	172%
Distribution	965	1%	975	1%	(10)	(1)%
Consolidated	$80,135	12%	$30,092	6%	$50,043	166%

Publishing operating income for the three months ended June 30, 2008 increased by $50.1 million, or 172%, to $79.2 million, or 14%, of segment net revenues from $29.1 million, or 7%, of segment net revenues for the three months ended June 30, 2007.  The improvement in both absolute dollars and as a percentage of net revenues was primarily due to:

•      The strong performance of our quarter ended June 30, 2008 title releases, Guitar Hero: Aerosmith, Guitar Hero: On Tour, and Kung Fu Panda, along with the continued strong catalog sales of Call of Duty: Modern Warfare and Guitar Hero III: Legends of Rock (released in fiscal year 2008).

Partially, offset by:

•      Increased investment in product development costs due to an increase in the number of future title releases in development.

•      Increased sales and marketing costs in support of the quarter ended June 30, 2008 releases.

•      Higher general and administrative costs resulting from increased headcount and facilities in support of RedOctane operations, and due to transaction costs related to the Business Combination.

Investment Income, Net (amounts in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Consolidated	June 30,	Consolidated	Increase/	Percent
2008	Net Revenues	2007	Net Revenues	(Decrease)	Change

$10,948	2%	$11,562	2%	$(614)	(5)%

Investment income, net for the three months ended June 30, 2008 was $10.9 million as compared to $11.6 million for the three months ended June 30, 2007.  The decrease was mainly due to decreased yields as compared to the quarter ended June 30, 2007 and partially offset by an increase in the cash and investment balance.  We have shifted our investment portfolio to higher rated, shorter term securities in light of the credit environment and potential short term funding needs resulting from the tender offer.

Provision for Income Taxes (amounts in thousands)

Three Months Ended	% of	Three Months Ended	% of
June 30,	Pretax	June 30,	Pretax	Increase/	Percent
2008	Income	2007	Income	(Decrease)	Change

$32,068	35%	$13,828	33%	$18,240	132%

The income tax provision of $32.1 million for the three months ended June 30, 2008 reflects our effective income tax rate for the quarter of 35.2%. While our effective income tax rate for the period equals our statutory rate, there are certain items that would normally generate a variance between the two rates.  Those items are the federal and state research and development tax credits and the impact of foreign tax rate differentials partially offset by state taxes. However, the net effect of these items for this period was approximately zero.

The aforementioned effective income tax rate for the three months ended June 30, 2008 of 35.2% differs from our effective income tax rate of 33.2% for the three months ended June 30, 2007 due to the expiration of the federal research and development credit on December 31, 2007.

Net Income

Net income for the three months ended June 30, 2008 was $59.0 million or diluted earnings per share of $0.18, as compared to a net income of $27.8 million or diluted earnings per share of $0.09, for the three months ended June 30, 2007.

Liquidity and Capital Resources

Sources of Liquidity (amounts in thousand)

	June 30, 2008	March 31, 2008	Increase/ (Decrease)
Cash and cash equivalents	$1,192,354	$1,396,250	$(203,896)
Short-term investments	60,360	52,962	7,398
	$1,252,714	$1,449,212	$(196,498)

Percentage of total assets	46%	57%

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	Increase/ (Decrease)
Cash flows provided by (used in) operating activities	$(222,067)	$6,506	$(228,573)
Cash flows used in investing activities	(21,413)	(61,051)	39,638
Cash flows provided by financing activities	38,997	11,552	27,445

As of June 30, 2008, our primary source of liquidity was approximately $1.2 billion of cash on hand and cash equivalents and $60.4 million of short-term investments.  Over the last two years, our primary sources of liquidity have included cash on hand at the beginning of the year and cash flows generated from continuing operations. We have also generated cash flows from the issuance of shares of our common stock to employees through the exercise of options, which is described in more detail below in “Cash Flows from Financing Activities.” We have not utilized debt financing as a significant source of cash flows. However, if needed, we may access and utilize the credit facilities that are described in Note 12 of the Consolidated Financial Statements.

 As of June 30, 2008, our investment portfolio consists of auction rate securities and mortgage-backed securities of $88.3 million and $8.5 million, respectively.  Investments are reviewed periodically to identify possible impairment.  When evaluating the investments, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Gross unrealized losses of $7.4 million and $4.7 million as of June 30, 2008 and March 31, 2008, respectively, were comprised mostly of unrealized losses on auction rate securities and mortgage-backed securities. We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment.  We expect to realize the full value of all of these investments upon maturity or sale.

We believe that we have sufficient working capital (approximately $1.5 billion at June 30, 2008), as well as proceeds available from our international credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, and the acquisition of intellectual property rights for future products from third parties.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products, offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers and intellectual property holders and to our employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We spent approximately $68.9 million and $42.3 million in the three months ended June 30, 2008 and 2007, respectively, primarily in connection with internal development efforts and in support of third-party developers for our business. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed in Note 12 of the Consolidated Financial Statements.  Cash flows from operations are affected by our ability to release highly successful, or “hit,” titles.  Though many of these titles have substantial production or acquisition costs and marketing budgets, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For the three months ended June 30, 2008 and 2007, cash flows (used in) provided by operating activities were $(222.1) million and $6.5 million, respectively.  The principal components comprising cash flows (used in) operating activities for the three months ended June 30, 2008 included investment in software development and intellectual property licenses, and increases in accounts receivable due to the late quarter North America and European releases of Guitar Hero: Aerosmith and several other quarter releases, as partially offset by an increase in the accounts payable balance due to timing as compared to the balance as of March 31, 2008.  An analysis of the change in key balance sheet accounts is set forth below in “Key Balance Sheet Accounts.”  We expect that a primary source of future liquidity, both short-term and long-term, will be the result of cash flows from continuing operations.

Cash Flows from Investing Activities

The primary drivers of cash flows used in investing activities have typically included capital expenditures, acquisitions of privately held interactive software development companies and publishing companies and the net effect of purchases and sales/maturities of short-term investment vehicles.  The goal of our short-term investments is to maximize return while minimizing risk, maintaining liquidity, coordinating with anticipated working capital needs, and providing for prudent investment diversification.

For the three months ended June 30, 2008 and 2007, cash flows used in investing activities were $21.4 million and $61.1 million, respectively.  For the three months ended June 30, 2008, cash flows used in investing activities were primarily the result of proceeds from sales and maturities of investments, as offset by cash paid for capital expenditures, and an increase in restricted cash to support one of our inventory manufacturers to qualify for payment terms on our inventory purchases.

Due to uncertainties surrounding the timing of liquidation of our auction rate securities, which are comprised of investment grade debt obligations secured by higher education student loans, all our investments in such securities were classified as long-term investments in our consolidated balance sheets as of June 30, 2008. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. On an industry-wide basis, many auctions have failed, and there is, as yet, no meaningful secondary market for these instruments. Each of the auction rate securities in our investment portfolio as of June 30, 2008 has experienced a failed auction and there is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.

The change in fair value of the auction rate securities of approximately $2.7 million was recorded as a component of comprehensive income (loss) in the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended June 30, 2008, as the decline in fair value is not considered to be “other-than-temporary.” We have the intent and ability to hold these securities for a period of time sufficient for a recovery of fair value up to (or beyond) the initial cost of the investment.

Based on our other available cash and expected operating cash flows and financing, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan or to consummate the tender offer for our common stock described in Note 1 of the Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

The primary drivers of cash flows provided by financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees and the public and the purchase of treasury shares.  We have not utilized debt financing as a significant source of cash flows.  However, if needed, we may access and utilize the credit facilities that are available at certain of our international locations and are described in “Credit Facilities.”

For the three months ended June 30, 2008 and 2007, cash flows provided by financing activities were $39.0 million and $11.6 million, respectively, primarily the result of the issuance of common stock related to employee stock options.

During fiscal 2003, our Board of Directors authorized a buyback program under which we can repurchase up to $350.0 million of our common stock. Under the program, shares may be purchased as determined by management and within certain guidelines, from time to time, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.   As of June 30, 2008, we had approximately $226.2 million available for utilization under the buyback program.  We actively manage our capital structure as a component of our overall business strategy.  Accordingly, in the future, when we determine that market conditions are appropriate, we may seek to achieve long term value for the shareholders through, among other things, new debt or equity financings or refinancings, share repurchases, and other transactions involving our equity or debt securities.

Key Balance Sheet Accounts

Accounts Receivable

			Increase/
(amounts in thousands)	June 30, 2008	March 31, 2008	(Decrease)

Gross accounts receivable	$538,068	$332,831	$205,237
Net accounts receivable	400,989	203,420	197,569

The increase in gross and net accounts receivable was primarily the result of the timing of our major titles released late in the quarter ended June 30, 2008, which included Guitar Hero: Aerosmith, Guitar Hero: On Tour and Kung Fu Panda which generated higher revenues as compared to titles released in the quarter ended June 30, 2007.

Inventories

			Increase/
(amounts in thousands)	June 30, 2008	March 31, 2008	(Decrease)

Inventories	$229,409	$146,874	$82,535

The net increase of $82.5 million in inventory from March 31, 2008 to June 30, 2008 is primarily due to the remaining international launches of Guitar Hero: Aerosmith and Guitar Hero: On Tour in the September 2008 quarter and parts and components for our Guitar Hero World Tour launch in the upcoming holiday season.

Software Development

			Increase/
(amounts in thousands)	June 30, 2008	March 31, 2008	(Decrease)

Software development	$154,457	$109,786	$44,671

Software development increased from $109.8 million at March 31, 2008 to $154.5 million at June 30, 2008.  The increase in software development was primarily the result of an increase in development expenses for our current fiscal year slate releases of Guitar Hero World Tour, Call of Duty: World at War, Quantum of Solace and other future titles in development.

Intellectual Property Licenses

			Increase/
(amounts in thousands)	June 30, 2008	March 31, 2008	(Decrease)

Intellectual property licenses	$90,305	$83,551	$6,754

Intellectual property licenses increased from $83.6 million at March 31, 2008 to $90.3 million at June 30, 2008 as a result of contractual payments due for intellectual property licenses such as Quantum of Solace, and was partially offset by amortization of intellectual property licenses mostly related to the new release of Kung Fu Panda in the quarter ended June 30, 2008.

Accounts Payable

			Increase/
(amounts in thousands)	June 30, 2008	March 31, 2008	(Decrease)

Accounts payable	$175,587	$129,896	$45,691

The increase in accounts payable primarily reflects an increase in inventory purchases for our remaining international launches of Guitar Hero: Aerosmith and Guitar Hero: On Tour in the September 2008 quarter and the upcoming holiday season release of Guitar Hero World Tour.

Accrued Expenses and Other Liabilities

			Increase/
(amounts in thousands)	June 30, 2008	March 31, 2008	(Decrease)

Accrued expenses	$445,971	$426,175	$19,796

The increase in accrued expenses was primarily due to the late release in the quarter ended June 30, 2008 of the LucasArt’s title Lego: Indiana Jones the Original Adventure, and was partially offset by lower accruals resulting from the payment of previous year end bonuses.

Financial Disclosure

We maintain internal controls over financial reporting, which generally include those controls relating to the preparation of our financial statements in conformity with GAAP in the United States of America.  We also are focused on our “disclosure controls and procedures,” which as defined by the SEC are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our periodic and other reports filed with the SEC are reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Disclosure Committee, which operates under the Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process.  As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure-relevant information.  These quarterly reports are reviewed by certain key corporate finance representatives.  These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee.  Finance representatives also conduct reviews with our senior management team, our internal and external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic and other reports filed with the SEC.  Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis.  As required by applicable regulatory requirements, the Principal Executive Officers and the Principal Financial Officer review and make various certifications regarding the accuracy of our periodic and other reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting.  With the assistance of the Disclosure Committee, we will continue to assess and monitor our disclosure controls and procedures, and our internal control over financial reporting, and will make refinements as necessary.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets did not have a material effect on our financial position or results of operations.  We do not expect the adoption of SFAS No. 157 for non-financial assets to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our financial position or results of operations.

In June 2007, the FASB ratified the consensus conclusion on EITF 07-03.  EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. The adoption of EITF 07-03 did not have a material impact on our Consolidated Financial Statements.

Factors Affecting Future Performance

We are hereby disclosing certain cautionary information to be used in connection with written materials we provide (including this Quarterly Report on Form 10-Q) or oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements.  We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “outlook,” “plan,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “to be,” “upcoming,” “will,” and other similar expressions to help identify forward-looking statements.  These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” included in Part II, Item 1A of this Quarterly Report.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage our interest rate risk by maintaining an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.  As of June 30, 2008, our cash equivalents and short-term investments included debt securities and certificates of deposit of $1,252.7 million.  As of June 30, 2008, our investments in auction rate securities of $88.3 million were classified as long-term investments.

The following table presents the amounts and related weighted-average interest rates of our investment portfolio as of June 30, 2008 (amounts in thousands):

	Average Interest Rate	Amortized Cost	Fair Value
Cash equivalents:
Variable rate	2.69%	$997,467	$997,467

Short-term investments:
Fixed rate	5.92%	$8,943	$8,518

Long-term investments:
Variable rate	4.55%	$95,292	$88,301

Our short-term investments generally mature between three months and thirty months.

Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in currency exchange rates, particularly EUR, GBP, and AUD. The volatility of EUR, GBP, and AUD (and all other applicable currencies) will be monitored frequently throughout the coming year. When appropriate, we enter into hedging transactions in order to mitigate our risk from currency fluctuations. We will continue to use hedging programs in the future and may use currency forward contracts, currency options, and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any currency contracts for trading purposes. As of June 30, 2008, we had no outstanding exchange forward contracts. As of June 30, 2007, accrued expenses included approximately $326,000 of pre-tax unrealized losses for the estimated fair value of outstanding currency exchange forward contracts.

Item 4. Controls and Procedures

Controls and Procedures

1) Definition and Limitations of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Principal Executive Officers and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

2) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report.  Based on this controls evaluation, and subject to the limitations described above, the Principal Executive Officers and Principal Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our Principal Executive Officers and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

3) Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 8, 2008, the Wayne County Employees’ Retirement System filed a lawsuit challenging the Business Combination. The suit is a putative class action filed against the parties to the Business Combination Agreement as well as certain current and former members of our Board of Directors. The plaintiff alleges, among other things, that our current and former directors named therein failed to fulfill their fiduciary duties with regard to the Business Combination by “surrendering” the negotiating process to “conflicted management,” that those breaches were aided and abetted by Vivendi and those of its subsidiaries named in the complaint, and that the preliminary proxy statement filed by the Company on January 31, 2008 contains certain statements that the plaintiff alleges are false and misleading. The plaintiff seeks an order from the court that, among other things, certifies the case as a class action, enjoins the Business Combination, requires the defendants to disclose all material information, declares that the Business Combination is in breach of the directors’ fiduciary duties and therefore unlawful and unenforceable, awards the plaintiff and the putative class damages for all profits and special benefits obtained by the defendant in connection with the Business Combination and tender offer, and awards the plaintiff its cost and expense, including attorney’s fees.

After various initial motions were filed and ruled upon, on May 8, 2008, the plaintiff filed an amended complaint that, among other things, added allegations relating to a revised preliminary proxy statement filed by the Company on April 30, 2008. Additional motions were then filed, including a motion for preliminary injunction filed by the plaintiff and a motion to dismiss filed by Vivendi and its subsidiaries. On June 24, 2008, the court granted Vivendi and its subsidiaries’ motion to dismiss as to them.  On July 1, 2008, the court denied plaintiff’s motion for preliminary injunction.  The Company intends to defend itself vigorously.

In July 2006, individuals and/or entities claiming to be our stockholders filed derivative lawsuits, purportedly on our behalf, against certain current and former members of our Board of Directors as well as several of our current and former officers. Three derivative actions were filed in Los Angeles Superior Court: Vazquez v. Kotick, et al ., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al. L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006). These actions were consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Four derivative actions were filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006), Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006) Abdelnur vs. Kotick et al., C.D. Cal. Case No. CV07-3575 AHM (PJWx) (filed June 1, 2007), and Scarborough v. Kotick et al., C.D. Cal. Case No. CV07-4602 SVW (PLAx) (filed July 18, 2007). These actions were also consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints alleged, among other things, purported improprieties in our issuance of stock options. Plaintiffs sought various relief on our behalf, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. We expect that defense expenses associated with the matters will be covered by our directors and officers insurance, subject to the terms and conditions of the applicable policies.

Effective as of May 8, 2008, the parties signed a Stipulation of Settlement which was filed in federal court on May 12, 2008 and was preliminarily approved by the U.S. District Court for the Central District of California by order dated May 13, 2008 and entered on May 14, 2008. On July 22, 2008, the District Court entered an order finally approving the Stipulation of Settlement and dismissing all claims with prejudice.  A stipulation of dismissal was filed in the Los Angeles Superior Court and signed by such court on July 28, 2008.

In entering into the Stipulation of Settlement, neither we nor any of the settling parties admitted to any liability or wrongdoing. Under the terms of the court-approved Stipulation of Settlement, we will adopt, implement and/or maintain certain corporate governance and internal control measures, relating principally to the following: board composition, structure and practices, director independence standards, stock ownership and compensation, and education; shareholder proposal evaluation process; nomination procedures for shareholder-nominated directors; shareholder meeting procedures; executive compensation policies and procedures; insider trading controls; and stock option granting procedures. We agreed to keep these measures in place for a period of three years, subject to certain exceptions. The Stipulation of Settlement also addresses matters relating to the agreements by certain of our current and former directors and officers to reimburse the Company in connection with the receipt of options that required measurement date corrections. In the case of options already exercised, the agreements allowed reimbursement to be made either by cancellation of vested but unexercised options with a value equivalent to the additional exercise price or by payment of additional exercise price. In the case of options not yet exercised, the exercise price to be paid upon future exercise of those options is increased. In the aggregate, settling defendants have elected to cancel options to acquire approximately 800,000 shares of our common stock and have agreed to increases in the exercise prices of approximately 16.1 million options. The modification of these options did not result in any incremental compensation expense. In addition, the Stipulation of Settlement provides for us to pay $10,000,000 to plaintiffs’ attorneys for their fees and expenses, subject to court approval of such fees and expenses and subject to our reservation of all rights against our directors and officers insurance carriers, reinsurers and co-insurers. In addition, the Stipulation of Settlement provides that plaintiffs’ attorneys will also be entitled to 15% (up to $750,000) of any payment made by our insurance carriers to us in connection with the settlement. We have not reached agreements with our insurers related to the settlement. The stipulation also provides for the forgiveness of approximately $2.3 million in legal fees previously billed to us by former outside corporate counsel. In anticipation of the settlement, the Company had previously recorded a legal expense accrual of approximately $10.0 million in its consolidated financial statements as of March 31, 2008.

On July 24, 2006, we received a letter of informal inquiry from the SEC requesting certain documents and information relating to our historical stock option grant practices. Thereafter, in early June 2007, the SEC issued a formal order of non-public investigation, pursuant to which it subpoenaed documents from us related to the investigation, and testimony and documents from certain current and former directors, officers and employees of ours. The Company has made an offer of settlement to the Staff of the SEC, which the SEC Staff has indicated it is prepared to recommend to the SEC. The tentative settlement of the SEC’s investigation, which would allege violations of various provisions of the Federal securities laws, is subject to agreement on the specific language of the settlement documents, and then to review and approval by the SEC. There can be no assurance that a final settlement will be approved. In connection with the proposed settlement, the Company would not be required to pay a monetary penalty. Under the proposed settlement, the Company would settle this matter without admitting or denying the SEC’s findings.

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

Item 1A.  Risk Factors

Risks Related to the Combination and Integration of Activision and Vivendi Games

Although we expect that the Business Combination will result in benefits to Activision Blizzard, we may not realize those benefits because of integration difficulties and other challenges.

The success of the combination of Activision and Vivendi Games will be dependent in large part on the success of our management in integrating the operations, technologies and personnel of the two companies.  Our failure to meet the challenges involved in successfully integrating the operations of Activision and Vivendi Games or to otherwise realize any of the anticipated benefits of the Business Combination, including additional revenue opportunities, could impair our results of operations.  In addition, the overall integration of the companies is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.

Challenges involved in this integration include, without limitation:

•           integrating successfully each company’s operations, technologies, products and services;

•           reducing the costs associated with operations and, in particular, reducing historic losses in certain of the Vivendi Games businesses;

•           coordinating the publishing, distribution and marketing efforts to effectively promote the products of Activision Blizzard as a combined company;

•           preserving development, distribution, licensing or other important relationships of each company and resolving potential conflicts that may arise;

•           consolidating and rationalizing information technology platforms and administrative infrastructures;

•           minimizing the diversion of management attention from ongoing business concerns; and

•           combining the corporate cultures, maintaining employee morale and retaining key employees.

We may not successfully integrate the operations of Activision and Vivendi Games in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the Business Combination to the extent, or in the timeframe, anticipated. The anticipated benefits and synergies include cost savings associated with anticipated restructurings and other operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved.

Vivendi owns a majority of our outstanding shares of common stock, and the interests of Vivendi and its subsidiaries may conflict with the interests of our other shareholders.

Vivendi and its subsidiaries currently own approximately 54% of our issued and outstanding shares of common stock. If the maximum number of our shares is tendered in the tender offer, Vivendi and its subsidiaries could be expected to own approximately 68% of our issued and outstanding shares of common stock on a fully diluted basis. To the extent that our stock trades significantly above the tender offer price of $27.50 per share throughout the tender offer period, shareholder participation in the tender offer may be limited.

As a result of the Business Combination, Vivendi has the ability to nominate a majority of our board of directors and determine the outcome of certain matters submitted to our stockholders, such as the approval of significant transactions. As a result, actions that may be supported by a majority of other stockholders may be blocked by Vivendi.  In addition, Vivendi’s ownership may affect the liquidity in the market for our common stock.

Furthermore, the ownership position and governance rights of Vivendi will likely discourage a third party from proposing a change of control or other strategic transaction concerning Activision Blizzard. As a result, our common stock may trade at prices that do not reflect a “control premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as Vivendi’s ownership interest.

Subject to certain limitations, Vivendi may sell common stock at any time, which could cause our stock price to decrease.

The sale of shares of common stock that Vivendi and its subsidiaries received in the Business Combination or may receive to fund the tender offer is restricted, but Vivendi may sell these shares under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act of 1933, as amended (the “Securities Act”), or in accordance with Rule 144 under the Securities Act. We have entered into an investor agreement with Vivendi, which includes registration rights and which gives Vivendi the right 120 days after the date on which the Business Combination was consummated to require us to register all or a portion of its shares at any time, subject to certain limitations. The sale of a substantial number of shares of common stock by

Vivendi or by our other stockholders within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of common stock.

Risks Related to Our Businesses

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

A significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises and these products are responsible for a disproportionate amount of our profits. We expect that a limited number of popular franchises will continue to produce a disproportionately large amount of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises may significantly harm our business and financial results.

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

The increasing importance of hardware peripherals in our business increases our exposure to hardware manufacturing and shipping risks, including availability of sufficient third-party manufacturing capacity, increases in manufacturing and shipping costs, and imbalances between projected and actual demand.

A limited number of manufacturers are authorized by Sony, Nintendo or Microsoft to make the hardware peripherals for Guitar Hero, and the majority of those manufacturers are located in China. Anything that impacts the ability of those manufacturers to produce or otherwise supply the hardware peripherals for us or increases their costs of production, including the revocation of the first party license to produce the hardware, the utilization of such manufacturer’s capacity by one of our competitors, natural disasters that disrupt manufacturing, transportation or communications, labor shortages, civil unrest or issues generally negatively impacting international companies operating in China, increases in the price of petroleum or other raw materials, increases in fuel prices and other shipping costs, and increases in local labor costs in China, may adversely impact our ability to supply those peripherals to the market and the prices we must pay for those peripherals, and therefore our financial performance.

In addition, if we overestimate demand and make too many peripherals, or allocate too many peripherals to geographic markets and hardware platforms where there is insufficient demand, we will incur unrecoverable manufacturing costs for unsold units as well as for unsold game software. In either case, hardware peripheral manufacturing and allocation decisions may negatively affect our financial performance.

Our sales may decline substantially without warning and in a brief period of time because a substantial portion of our sales are made to a relatively small number of key customers and because we do not have long-term contracts for the sale of our products.

In the U.S. and Canada, Activision has primarily sold its products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. Activision products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries.  Activision’s sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. Activision’s largest customers, Wal-Mart and GameStop, accounted for approximately 11% and 11%, respectively, of Activision’s consolidated net revenues for the three months ended June  30, 2008 and approximately 21% and 15%, respectively, of Activision’s consolidated net revenues for the three months ended June 30, 2007. The loss of, or significant reduction in sales to, any of Activision’s principal retail customers or distributors could significantly harm our business and financial results. The concentration of sales in a small number of large customers also could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products. In addition, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

We may not be able to maintain our distribution relationships with key vendors and customers.

Our CD Contact, NBG, and Centresoft subsidiaries distribute interactive entertainment software and hardware products and provide related services in the Benelux countries, Germany, and the UK, respectively, and via export in other European countries for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers. From time to time, they also maintain exclusive relationships to serve certain retail customers. These services are generally performed subject to limited-term arrangements. Although we expect to use reasonable efforts to retain these vendors and retail customer relationships, we may not be successful in this regard. The cancellation or non-renewal of one or more of these arrangements could adversely affect our business and financial results.

As online functionality becomes an increasingly important feature of our software products, we may need to defer the recognition of an increasing amount of revenue, which may adversely affect the net revenue, net income and earnings per share that we will report under GAAP.

As online functionality becomes a more important component of gameplay, an increasing number of our online-enabled games may contain a more-than-inconsequential separate service deliverable in addition to the product, and our performance obligations for these games will extend beyond the sale of the games. Vendor-specific objective evidence of fair value does not exist for the online services, as we do not plan to separately charge for this component of online-enabled games. As a result, for certain key titles to be released by December 31, 2008 and thereafter, we will recognize all of the revenues from the sale of certain online-enabled games for certain platforms ratably over an estimated service period, which we currently estimate to be six months beginning the month after shipment. In addition, we will defer the costs of sales of those titles. This may have an adverse effect on the revenue, net income and earnings per share that we will report for future periods under GAAP. If we are required to recognize a greater portion of the revenue of a sale after shipment, or if we are required to recognize revenue over a longer service period, there may be an adverse effect on our reported net revenue, net income and earnings per share under GAAP.

A substantial portion of our revenue and profitability will depend on the subscription-based massively multiplayer online role-playing game category If we do not maintain our leadership position in this category, our financial results could suffer.

Activision Blizzard is the current leading global developer, publisher and distributor in terms of subscriber base and revenues in the subscription-based massively multiplayer online role-playing game (“MMORPG”) category, due to the popularity of World of Warcraft and related expansion packs. To remain the leader in the MMORPG category, it is important that we continue to refresh World of Warcraft or develop new MMORPG products that are favorably received by our existing customer base and new customers. A number of software publishers have developed and commercialized or are currently developing online games for use by consumers over the Internet which pose a threat to the popularity of World of Warcraft, and we expect new competitors to continue to emerge in the massively multi-player online game (“MMOG”) category. If consumer demand for World of Warcraft games declines and we have not introduced new MMOG or other products that replace World of Warcraft’s potentially decreasing revenue, or added other sources of revenue, our financial condition could suffer. Additionally, if new technologies are developed that replace MMOG games, if consumer preferences trend away from MMOG games or if new business models emerge that offer online subscriptions for free or at a substantial discount to current MMOG subscription fees, our revenue and profitability may decline.

The development of MMOG products requires substantial up-front expenditures. We may not be able to recover development costs for our future MMOG products.

Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful titles remain popular for only limited periods of time, unless refreshed with new content. In order to remain competitive in the MMOG market, we must continuously develop new products and enhancements to existing products. Because of the significant complexity of MMOG games, these products require a longer development time and are more expensive to create than traditional console game products. In addition, the long lead time involved in developing a MMOG product and the significant allocation of financial resources that each product requires means it is critical that we accurately predict consumer demand for new MMOG products. While World of Warcraft’s popularity allowed Vivendi Games to recoup its production costs, if future MMOG products do not achieve expected market acceptance or generate sufficient sales and subscription revenues upon introduction, we may not be able to recover the development and marketing costs associated with new products, and our financial results could suffer.

A substantial portion of Activision Blizzard’s revenues is expected to be  derived from subscriptions paid by World of Warcraft subscribers. If these customers cancel their subscriptions, our financial condition may suffer.

A substantial portion of our revenues is generated by subscription fees paid by consumers who play World of Warcraft. Typically, World of Warcraft subscribers purchase one (1) to three (3) month memberships that are cancelable, without penalty, at the end of the membership period. If World of Warcraft subscribers become dissatisfied, they may chose not to renew their memberships in order to engage in other forms of entertainment (including competing MMOG offerings) and we may not be able to replace lost subscribers. Additionally, if general economic conditions decline, consumers may decrease their discretionary spending on entertainment items such as MMOG games and users may choose not to renew their World of Warcraft subscriptions. A decrease in the overall subscription base of World of Warcraft could substantially harm our operating results.

We depend on servers to operate our MMORPG business. If we were to lose server capacity, for any reason, our business could suffer.

Our business relies on the continuous operation of our data servers. Any broad based catastrophic server malfunction, a significant intrusion by hackers that circumvents our security measures, or a failure of our disaster recovery service would likely interrupt the operation of our MMORPG games and could result in the loss of subscription-based sales. An extended interruption of service could harm our goodwill and operating results.

We must project our future server needs and make advance purchases of servers to accommodate expected business demands. If we underestimate the amount of server capacity our business requires or if our business were to grow more quickly than expected, our customers may experience service problems, such as slow or interrupted gaming access. Insufficient server capacity may result in our experiencing decreased sales, a loss of our customer base, and adverse consequences to our reputation and goodwill. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs that would affect our operating margins.

We may not accurately predict the amount of bandwidth necessary to sustain our business.

Our online gaming businesses are dependent on the availability of sufficient Internet bandwidth. An increase in the price of bandwidth could have an adverse effect on operating margins since we may not be able to increase our prices or subscriber levels to compensate for such costs. Because of the importance of the MMORPG business, our ability to access adequate bandwidth to support our business is critical. To secure bandwidth access, we have entered into arrangements with several bandwidth providers and entered into long-term contracts with some of them to secure future bandwidth capacity. If the price of bandwidth were to decrease, our contractual commitment to pay higher prices could affect our ability to compete with other video game producers.

Conversely, since we purchase additional bandwidth based on anticipated growth, our bandwidth capacity is sometimes larger than necessary to sustain our existing needs. If our projected online business growth is delayed or does not occur, we will incur larger bandwidth expenses than necessary. If we underestimate the amount of bandwidth that our online business requires, and our purchased bandwidth capacity is insufficient to meet demand, our business and reputation may suffer.

Our results of operations or reputation may be harmed as a result of offensive consumer posted content.

We are subject to risks associated with World of Warcraft’s collaborative online features, specifically our online chat feature. Consumers may post narrative comment, in real time, onto World of Warcraft’s gaming sites that is visible to other users. Despite our efforts to police and restrict inappropriate consumer content, from time to time objectionable and offensive consumer content may be posted to a World of Warcraft’s gaming site. We may be subject to lawsuits, governmental regulation or restrictions, and consumer backlash (including decreased sales and harmed goodwill), as a result of consumers posting offensive content, any of which could harm our operating results.

A substantial portion of World of Warcraft’s subscribers pays their subscription fees using credit cards. Credit card fraud could have a negative impact on our business and operating results.

A substantial portion of the subscription revenue generated by World of Warcraft is paid by subscribers using credit cards. At times, there may be attempts to use fraudulently obtained credit card numbers to pay for World of Warcraft upgrades or subscriptions. Additionally, the credit card numbers of World of Warcraft’s subscribers are maintained in a proprietary database that may be compromised internally or externally by fraudulent maneuvers. As fraudulent schemes become more sophisticated, it may become more difficult and more costly for us to detect credit card fraud and protect subscriber information. An increase in credit card fraud could have an adverse effect on our business and operating results.

The future success of our business depends on our ability to release popular products.

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

Our business is “hit” driven. If we do not deliver “hit” titles, or if consumers prefer competing products, sales could suffer.

While many new products are regularly introduced, only a relatively small number of “hit” titles account for a significant portion of net revenue. Competitors may develop titles that imitate or compete with our “hit” titles, and take sales away from them or reduce our ability to command premium prices for those titles. Hit products published by our competitors may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. If our competitors develop more successful products or offer competitive products at lower prices, or if we do not continue to develop consistently high-quality and well received products, revenues, margins, and profitability will decline.

If we are unable to maintain or acquire licenses to intellectual property, we may publish fewer “hit” titles and revenues may decline.

Some of our products are based on intellectual property and other character or story rights acquired or licensed from third parties. These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or to include new products in existing licenses. Our loss of a significant number of intellectual property licenses or relationships with licensors, or inability to obtain additional licenses of significant commercial value could have a material adverse effect on our ability to develop new products and therefore on our business and financial results. Additionally, the failure of intellectual property acquired by us to be popularly received could impact the market acceptance of those products in which the intellectual property is included. Such lack of market acceptance could result in the write-off of the unrecovered portion of acquired intellectual property assets, which could cause material harm to our business and financial results. Furthermore, the competition for these licenses and distribution agreements is often intense. Competition for these licenses may also increase the advances, guarantees, and royalties that must be paid to the licensor.

The interactive entertainment industry is highly competitive and competitors may succeed in narrowing the market share and reducing our sales.

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

We also compete with other forms of entertainment and leisure activities. For example, the overall growth in the use of the Internet and online services by consumers may pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and more using the Internet and online services. A number of software publishers who compete with us have developed and commercialized or are currently developing online games for use by consumers over the Internet. Future increased consumer acceptance and increases in the availability of online games or technological advances in online game software or the Internet could result in a decline in platform-based software and negatively impact sales of our console and handheld products. Newer technological advances in online game software may also render products such as World of Warcraft obsolete. Direct sales of software over the Internet by competitors could materially adversely affect our distribution business as well.

Competition in the interactive entertainment industry is intense and we expect new competitors to continue to emerge.

Our business is subject to the risks and uncertainties of international trade.

We conduct business throughout the world, and we derive a substantial amount of revenue from international trade, particularly from Europe, Australia, and Asia. Activision’s revenues outside of North America have accounted for 28% of Activision’s consolidated net revenue for the three months ended June 30, 2008 and 39%, 50% and 52% of Activision’s consolidated net revenues in fiscal years ended March 31, 2008, 2007 and 2006, respectively. Similarly, Vivendi Games’ international revenues have accounted for approximately 55%, 53%, 48% and 46%, of Vivendi Games’ net revenue for the three months ended March 31, 2008 and for the years ended December 31, 2007, 2006 and 2005, respectively. We expect that international revenues will continue to account for a significant portion of total revenues in the future.

We are subject to risks inherent in foreign trade, including increased tariffs and duties, fluctuations in currency exchange rates, shipping delays, increases in transportation costs, increases in local labor costs in overseas locations where our hardware peripherals are manufactured, and international political, regulatory and economic developments, all of which may impact operating margins or make it more difficult, if not impossible, for us to conduct business in foreign markets.

For example, a deterioration in relations between the U.S. and any country in which we have significant operations or sales, including China, in particular, could result in the adoption or expansion of trade restrictions that harm our business and operating results as could the implementation of government regulations in a country where we have significant operations or sales. For example, to operate in China, World of Warcraft must have a publishing number. A decision by the Chinese government to revoke this number or decline to grant a number for future products would adversely impact our operating results. Additionally, in the past, legislation has been implemented in China that has required modifications to the World of Warcraft software. The future implementation of similar laws may require engineering modifications to our products that are not cost-effective, if even feasible at all or could degrade the customer experience to the point where customers ceased to purchase such products.

Further, if government regulations or restrictions prevent us from repatriating internationally derived revenue into the U.S., or a country’s tax structure makes repatriation prohibitively expensive, we may not transfer this revenue into the U.S., which could affect our ability to reinvest or utilize such amounts in our business.

In addition, cultural differences may affect consumer preferences and limit the popularity of titles that are “hits” in the U.S. If we do not correctly assess consumer preferences in the countries in our market, our sales and revenue may be lower than expected.

Fluctuations in currency exchange rates may have a negative impact on our business.

We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales are made in local currencies, which could fluctuate against the U.S. dollar. Activision has, in the past, engaged in certain currency hedging activities. While these hedging activities mitigate some currency exchange rate risks, our reported revenues from international sales and licensing, and thus our results of operations and financial condition would be adversely affected by unfavorable movements in currency exchange rates. Additionally, there can be no assurance that we will continue these programs, or that we will be successful in managing exposure to currency exchange rate risks.  In this regard, Vivendi Games has, in the past, entered into various derivative financial instruments with Vivendi to manage and reduce the exposure to fluctuations in foreign exchange rates.  If similar arrangements with Vivendi are unavailable in the future, we may need to seek alternative arrangements with other counterparties.  Such alternative arrangements may involve greater cost to us, and if such alternative arrangements are unavailable, we may bear additional exposure to fluctuations in foreign exchange rates.

We rely on independent third parties to develop some of our software products.

We rely on independent third-party software developers to develop some of our software products. Since we depend on these developers, we are subject to the following risks:

•  continuing strong demand for developers’ resources, combined with the recognition they receive in connection with their work, may cause developers who worked for us in the past either to work for a competitor in the future or to renegotiate agreements with us on terms less favorable for us;

•  limited financial resources and business expertise and inability to retain skilled personnel may force developers out of business prior to completing products or require us to fund additional costs; and

•  a competitor may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers’ services for our products, except for those that such developers are contractually obligated to complete development for us.

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

Our platform licensors set the royalty rates and other fees that must be paid to publish games for their platforms, and therefore have significant influence on costs.

We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer’s game platform. In order to publish products for new hardware platforms, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, the platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles and the manufacturing of products. The control that platform licensors have over the fee structures for their platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. It is also possible that platform licensors will not renew our existing licenses. Any increase in fee structures or nonrenewal of licenses could have a significant negative impact on our business models and profitability, particularly for Activision Publishing, as the publishing of products for console systems is the largest portion of Activision Publishing’s business.

Our business is highly dependent on the success, timely release and availability of new video game platforms, on the continued availability of existing video game platforms, as well as our ability to develop commercially successful products for these platforms.

We derive a substantial portion of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony’s PlayStation 2, PlayStation 3 and PlayStation Portable, Microsoft’s Xbox 360 and Nintendo’s Wii and NDS. The success of our business is driven in large part by the availability of an adequate supply of these video game platforms, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than initially anticipated, causing us to miss a meaningful revenue opportunity. Additionally, if the platforms for which we are developing products are not released when anticipated, are not available in adequate quantities to meet consumer demand, or do not attain wide market acceptance, our revenues may suffer, we may be unable to fully recover our investment in developing those products, and our financial performance may be harmed.

Transitions in console platforms could have a material impact on the market for interactive entertainment software.

In 2005, Microsoft released the Xbox 360 and, in 2006, Sony and Nintendo introduced their respective next-generation hardware platforms, the PlayStation 3 and Wii. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of game console entertainment software products published by us may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance. This decline may not be offset by increased sales of products for the new console platforms. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for next-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions may be more volatile and more difficult to predict than during other times, and such volatility may cause greater fluctuations in our stock price.

We must make significant expenditures to develop products for new platforms which may not be successful.

 We must make substantial product development and other investments in a particular platform well in advance of introduction of the platform and may be required to realign our product portfolio and development efforts in response to market changes. Furthermore, development costs for new console platforms are greater than such costs for current console platforms. If increased costs are not offset by higher revenues and other cost efficiencies, operating results will suffer and our financial position will be harmed. If the platforms for which we develop new software products or modify existing products do not attain significant market penetration, we may not be able to recover our development costs, which could be significant, and our business and financial results could be significantly harmed.

If the average price of prior-generation titles continues to decline or if we are unable to sustain launch pricing on next-generation titles, our operating results will suffer.

We have experienced a decrease in the average price of titles for prior-generation platforms. With the transition of the interactive entertainment software industry to next-generation video game platforms, fewer prior-generation titles are able to command premium prices, and we expect that even those titles that can do so will be subject to price reductions at an earlier point in their sales cycle than was the case with prior platform transitions. We expect the average price of prior-generation titles to continue to be under pressure, which may have a negative effect on our margins and operating results.

Next-generation titles for the Xbox 360, Sony’s PlayStation 3 and the Nintendo Wii have been offered at premium retail prices since the launch of such consoles. We expect to continue to price next-generation titles at a premium level, but if we are unable to sustain launch pricing on these next-generation titles we may experience a negative effect on our margins and operating results.

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

The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related hardware peripherals and promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow them substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, since each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Accordingly, Sony, Nintendo, or Microsoft could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, marketing, or distribution costs, which could materially harm our business and financial results.

In addition, platform licensors control our ability to provide online game capabilities for console platform products and in large part establish the financial terms on which these services are offered to consumers. Currently, Microsoft provides online capabilities for the Xbox 360 and Sony provides online capabilities for PlayStation 2 and PlayStation 3 products. In each case, compatibility code and/or the consent of the licensor are required for us to include online capabilities in its console products. As these capabilities become more significant, the failure or refusal of licensors to approve our products may harm our business and financial results.

We may face difficulty obtaining access to retail shelf space necessary to market and sell our products effectively.

Retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such “best seller” status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees, and product return policies.  Our products constitute a relatively small percentage of most retailer’s sales volume. We cannot be certain that retailers will continue to purchase our products or to provide those products with adequate levels of shelf space and promotional support on acceptable terms. A prolonged failure in this regard may significantly harm our business and financial results.

Our products may be subject to legal claims.

In prior fiscal years, at least two lawsuits have been filed against numerous video game companies, including against Activision, by the families of victims who were shot and killed by teenage gunmen in attacks perpetrated at schools. These lawsuits alleged that the video game companies manufactured and/or supplied these teenagers with violent video games, teaching them how to use a gun and causing them to act out in a violent manner. These lawsuits have been dismissed. Similar additional lawsuits may be filed in the future. Although, with respect to the prior lawsuits of this nature against us, our general liability insurance carrier agreed to defend such suits, it is uncertain whether insurance carriers would do so in the future, or if such insurance carriers would cover all or any amounts for which we might be liable if such future lawsuits are not decided in our favor. If such future lawsuits are filed and ultimately decided against us and the relevant insurance carrier does not cover the amounts for which we may be liable, it could have a material adverse effect on our business and financial results. Payment of significant claims by insurance carriers may make such insurance coverage materially more expensive or unavailable in the future, thereby exposing us to additional risk.

If our products contain defects, our business could be harmed significantly.

Software products and hardware peripherals as complex as the ones published and distributed by us may contain undetected errors and defects. This risk is often higher when such products or peripherals are first introduced or when new versions are released. Failure to avoid, or to timely detect and correct, such errors or defects could result in loss of, or delay in, market acceptance, and could significantly harm our business, financial results, and reputation.

We may permit our customers to return products and to receive pricing concessions which could reduce net revenues and results of operations.

We are exposed to the risk of product returns and price protection with respect to our distributors and retailers. Return policies allow distributors and retailers to return defective, shelf-worn, and damaged products in accordance with terms granted. Price protection, when granted and applicable, allows customers a credit against amounts owed with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, their customers under certain conditions. These conditions include compliance with applicable payment terms, delivery of weekly inventory and sell-through reports, and consistent participation in the launches of premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. When we offer price protection, it is offered with respect to a particular product to all of our retail customers (although only customers who meet the conditions detailed above are entitled to such price protection). Activision also offers a 90-day limited warranty to its end users that Activision products will be free from manufacturing defects. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide substantial price protection to maintain our relationships with retailers and our access to distribution channels. Product returns and price protection that exceed reserves could significantly harm our business and financial results.

Our business may be burdened with payment defaults and uncollectible accounts if our distributors or retailers cannot honor their existing credit arrangements.

Distributors and retailers in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. The insolvency or business failure of any of our significant retailers or distributors could materially harm our business and financial results. We typically make sales to most such retailers and some such distributors on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, credit limits, and sales history, as well as whether such customer can obtain sufficient credit insurance. Although, as in the case with most customers, we have insolvency risk insurance to protect against a customer’s bankruptcy, insolvency, or liquidation, this insurance contains a significant deductible and co-payment obligation, and does not cover all instances of non-payment. In addition, although we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could significantly harm our business and financial results.

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

The interactive entertainment industry is highly seasonal, with the highest levels of consumer demand occurring during the calendar year end holiday buying season. As a result, net revenues, gross profits, and operating income have historically been highest during the second half of the calendar year. Receivables and credit risk are likewise higher during the second half of the calendar year as customers stock up on our products for the holiday season. Further, delays in development, licensor approvals, or manufacturing can also affect the timing of the release of products, causing us to miss key selling periods such as the calendar year end holiday buying season.

We may not be able to adequately adjust our cost structures in a timely fashion in response to a sudden decrease in demand.

A significant portion of our selling and general and administrative expense is comprised of personnel and facilities. In the event of a significant decline in revenues, we may not be able to exit facilities, reduce personnel, or make other changes to our cost structures without disruption to operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenues and profit.

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

Policing unauthorized use of our products is difficult, and software piracy is a persistent problem, especially in certain countries. Further, the laws of some countries where our products are or may be distributed either do not protect their products and intellectual property rights to the same extent as the laws of the U.S., or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, though we take steps to make the unauthorized copying and distribution of our products more difficult, as do the manufacturers of consoles on which some of those games (and a majority of those games published by Activision) are played, our efforts and the efforts of the console manufacturers may not be successful in controlling the piracy of our products. Organized pirate operations have been expanding globally. In addition, the proliferation of technology designed to circumvent the protection measures used in our products, the availability of broadband access to the Internet, the ability to download pirated copies of games from various Internet sites and peer-to-peer networks, and the widespread proliferation of Internet cafes using pirated copies of our products all have contributed to an expansion in piracy. This could have a negative effect on our growth and profitability in the future.

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

Data breaches involving the source code for our products or customer or employee data stored by us could adversely affect our reputation and revenues.

We store the source code for our interactive entertainment software products as it is created. In addition, we store confidential information with respect to our customers and employees. A breach of the systems on which such source code, account information (including personally identifiable information) and other sensitive data is stored could lead to piracy of our software or fraudulent activity resulting in claims and lawsuits against us in connection with data security breaches. A data intrusion into World of Warcraft servers could also disrupt the operation of World of Warcraft. If we are subject to data security breaches, we may have a loss in sales or be forced to pay damages or other amounts, which could materially and adversely affect profitability. In addition, any damage to our reputation resulting from a data breach could have a material adverse impact on our revenues and future growth prospects, or increased costs arising from the implementation of additional security measures.

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

Intellectual property litigation or claims could force us to do one or more of the following:

•  cease selling, incorporating, supporting or using products or services that incorporate the challenged intellectual property;

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

Our products are subject to ratings by the Entertainment Software Rating Board and similar agencies. Our failure to obtain our target ratings for our products could negatively impact our sales.

The Entertainment Software Rating Board (the “ESRB”) is a self-regulatory body in the U.S. that provides consumers of interactive entertainment software with ratings information, including information relating to violence, nudity, or sexual content contained in software titles. Certain countries other than the U.S. have also established similar rating systems as prerequisites for product sales in those countries. In some instances, a company may be required to modify its products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. The relevant ESRB ratings include “Everyone” (age 6 and older), “Everyone 10+” (age 10 and older), “Teen” (age 13 and over), or “Mature” (age 17 and over). Certain of our titles have received a “Mature” rating. None of our titles has received the “Adults Only” rating (18 and over).  We believe that we comply with rating systems and properly display the ratings and content descriptions received for our titles. If we are unable to obtain the ratings we have targeted for our products as a result of changes in the ESRB’s ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected.

Our business, products, and distribution are subject to increasing regulation of content in key territories. If we do not successfully respond to these regulations, our business may suffer.

Legislation is continually being introduced that may affect both the content and the distribution of our products. For example, privacy laws in the U.S and Europe impose various restrictions on the collection and storage of personal information. Those laws and regulations vary by territory. In addition, many foreign countries have laws that permit governmental entities to censor the content and/or advertising of interactive entertainment software. Other countries, such as Germany, prohibit certain types of content.

In the U.S, numerous laws have been introduced at the federal and state level which attempt to restrict the content of games or the distribution of such products. For example, legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games (e.g., violent games or those with “M (Mature)” or “AO (Adults Only)” ratings) to minors. In addition, a number of state legislative bodies in states such as Illinois, California, Michigan, and Washington have introduced various forms of legislation designed to regulate and control sales of video games deemed inappropriate for sales to minors. Some argue that there is a link between video games and violence, which may lead to increased pressure for legislative activity. To date, most courts that have ruled on such legislation have ruled in a manner favorable to the interactive entertainment industry. But in the event such legislation is adopted and enforced, the sales of our products may be harmed because the products we are able to offer to our customers and the size of the potential market for our products may be limited. We may also be required to modify certain products or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our products.

If one or more of our titles were found to contain objectionable undisclosed content, our business could suffer.

Throughout the history of the interactive entertainment industry, many video games have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. However, in some cases, undisclosed content or features have been found in other publishers’ interactive entertainment software products. In a few cases, the ESRB has reacted to discoveries of undisclosed content and features by changing the rating that was originally assigned to the product, requiring the publisher to change the game and/or game packaging and/or fining the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, interactive entertainment software consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the company whose game contained the objectionable material, and, in at least one occasion, filing a lawsuit against the publisher of the product containing such content.

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

Other Risks

The SEC investigation relating to stock options remains pending and may adversely affect our business and results of operations.

Although the special subcommittee of independent members of our Board of Directors established in July 2006 to review Activision’s historical stock option granting practices has completed its review of those practices and Activision’s stock option grants made in the period between 1992 and 2006, and although we have made to the SEC Staff an offer of settlement of the SEC’s formal investigation relating to our stock option granting practices, which the SEC Staff has indicated it is prepared to recommend to the SEC, the settlement with the SEC remains subject to final documentation and then approval by the Commission. We believe that we have taken appropriate action by restating our financial statements through the fiscal year ended March 31, 2006, as filed in our amended Annual Report on Form 10-K/A on May 25, 2007, and made appropriate disclosures for matters relating to stock options. If, however, the pending settlement offer is not approved, the SEC could institute enforcement action seeking other or additional relief. Under such circumstances, we could be required to further restate our prior financial statements, further amend our filings with the SEC, or take other actions not currently contemplated. In addition, additional proceedings would be likely to result in additional legal expense that could affect our results in future periods, and could also result in diversion of management attention and other resources, as well as fines, penalties, damages and other sanctions against us or individual directors and officers. These eventualities could materially and adversely affect our business and results of operations. We cannot currently predict the ultimate outcome of these proceedings.

Our investments in auction rate securities are subject to risks that may have an adverse effect on our liquidity.

As of June 30, 2008, the par value of our investment in auction rate securities was $95.3 million, or approximately 7%, of our cash, cash equivalents and investments, and the fair value of these securities was estimated to be $88.3 million, or $7.0 million below par. The change in fair value was recorded as a component of comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity, as the decline in fair value is not considered to be “other-than-temporary”.

The auction rate securities we currently hold are all investment grade debt obligations secured by higher education student loans.  Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. Each of the auction rate securities in our investment portfolio as of June 30, 2008 has experienced a failed auction. There is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. All of our investments were classified as short-term as of December 31, 2007, because such securities were reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business; however, we have classified these securities as non-current investments in our consolidated financial statements as of June 30, 2008 and March 31, 2008 due to uncertainties of the timing of liquidation.

If the issuers of these auction rate securities are unable to successfully close future auctions, their credit ratings deteriorate and we determine that an “other-than-temporary” decline in fair market value has occurred, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss, and we currently believe these securities are not significantly impaired, primarily due to the government guarantee of a substantial portion of the underlying loans; however, it could take until the final maturity of the underlying notes (up to 39 years) to realize our investments’ par value. Based on our other available cash and expected operating cash flows and financing, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan or to consummate our pending post-closing self tender offer.  Additionally, we have received indications from certain lenders that we may borrow against the securities at competitive rates.

Historically, our stock price has been highly volatile.

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to many factors, including:

•  quarter to quarter variations in results of operations;

•  the announcements of new products;

•  the announcement of lower prices on competing products;

•  product development or release schedule;

•  general conditions in the computer, software, entertainment, media or electronics industries, and in the economy;

•  timing of the introduction of new platforms and delays in the actual release of new platforms;

•  hardware manufacturers’ announcements of price changes in hardware platforms;

•  consumer spending trends;

•  the outcome of lawsuits or regulatory investigations in which we are involved;

•  changes in earnings estimates or buy/sell recommendations by analysts;

•  sales or acquisitions of common stock by our directors or executive management, or by Vivendi and its affiliates; and

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

Integrating and maintaining internal controls for the combined business may strain our resources and divert management’s attention. If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Prior to the consummation of the Business Combination, Vivendi Games was a wholly-owned subsidiary of Vivendi and not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the National Association of Securities Dealers.  As a wholly-owned subsidiary of Activision Blizzard, Vivendi Games will be subject to such rules and regulations.  Integrating and maintaining appropriate internal controls and procedures for the combined business may require specific compliance training of certain officers and employees, may entail substantial costs in order to modify existing accounting systems, and may take a significant period of time to complete. We may not, however, be efficient in establishing the adequacy of internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate the business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, or that our internal controls are perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

Changes in tax rates or exposure to additional tax liabilities could adversely affect our operating results and financial condition.

We are subject to income taxes in the U.S. and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimate process is inherently uncertain, and such estimates are not binding on tax authorities. The effective tax rate could be adversely affected by changes in the business, including the mix of earnings in countries with differing statutory tax rates, changes in tax elections, and changes in applicable tax laws, as well as other factors. Further, tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should the ultimate tax liability exceed estimates, our income tax provision and net income could be materially affected.

We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the U.S. and various other jurisdictions. Tax authorities regularly examine these non-income taxes. There can be no assurance that the outcomes from these examinations, changes in the business or changes in applicable tax rules will not have an adverse effect on our operating results and financial condition.

Item 6.  Exhibits

(a)   Exhibits

2.1

Business Combination Agreement, dated as of December 1, 2007, by and among Activision, Inc., Sego Merger Corporation, Vivendi S.A., VGAC LLC and Vivendi Games, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed December 6, 2007).

3.1	Amended and Restated Certificate of Incorporation of Activision, Inc. dated July 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 15, 2008).

3.2	Amended and Restated By-Laws of Activision Blizzard, Inc., dated as of July 9, 2008 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed July 15, 2008).

3.3	First Amendment to the Amended and Restated Bylaws of Activision Blizzard, Inc., (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 31, 2008).

10.1

Credit Agreement dated as of April 29, 2008, by and among Activision Blizzard, Inc. and Vivendi S.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 30, 2008).

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

Date:    August 7, 2008

ACTIVISION, INC.

/s/ Thomas Tippl
Thomas Tippl
Chief Financial Officer,
Principal Financial and Accounting Officer
Activision Blizzard, Inc.

EXHIBIT INDEX

2.1

Business Combination Agreement, dated as of December 1, 2007, by and among Activision, Inc., Sego Merger Corporation, Vivendi S.A., VGAC LLC and Vivendi Games, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed December 6, 2007).

3.1	Amended and Restated Certificate of Incorporation of Activision, Inc. dated July 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 15, 2008).

3.2	Amended and Restated By-Laws of Activision Blizzard, Inc., dated as of July 9, 2008 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed July 15, 2008).

3.3	First Amendment to the Amended and Restated Bylaws of Activision Blizzard, Inc., (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 31, 2008).

10.1

Credit Agreement dated as of April 29, 2008, by and among Activision Blizzard, Inc. and Vivendi S.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 30, 2008).

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