Form 10-Q
period 2008-09-30
Activision Blizzard, Inc.
filed 2008-11-10
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2008 was 1,324,390,741.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

On July 9, 2008, a business combination by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A., (“Vivendi”) VGAC LLC, a wholly-owned subsidiary of Vivendi S.A., and Vivendi Games, Inc., a wholly-owned subsidiary of VGAC LLC, was consummated.  As a result of the consummation of the business combination, Activision, Inc. was renamed Activision Blizzard, Inc.  For accounting purposes, the business combination is treated as a “reverse acquisition,” with Vivendi Games, Inc. deemed to be the acquirer.  The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games, Inc. (see Note 1 of consolidated financial statement for more details).

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “outlook,” “plan,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “to be,” “upcoming,” “will,” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. Risks and uncertainties that may affect our future results include, but are not limited to the following: sales of Activision Blizzard’s titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, the seasonal and cyclical nature of the interactive game market, Activision Blizzard’s ability to predict consumer preferences among competing hardware platforms, declines in software pricing, product returns and price protection, product delays, retail acceptance of Activision Blizzard’s products, adoption rate and availability of new hardware and related software, industry competition, rapid changes in technology and industry standards, protection of proprietary rights, litigation against Activision Blizzard, maintenance of relationships with key personnel, customers, vendors and third-party developers, domestic and international economic, financial and political conditions and policies, foreign exchange rates, integration of recent acquisitions and the identification of suitable future acquisition opportunities, Activision Blizzard’s success in integrating the operations of Activision and Vivendi Games in a timely manner, or at all, and the combined company’s ability to realize the anticipated benefits and synergies of the transaction to the extent, or in the timeframe, anticipated, as well as the other risk factors included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. Except as otherwise noted (including in connection with the review and presentation of results of operations for the quarter ended September 30, 2008), all references to “we,” “us,” “our,” “Activision Blizzard” or “the Company” in the following discussion and analysis mean Activision Blizzard, Inc. and its subsidiaries.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)	(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$2,842	$62
Short-term investments	94	3
Accounts receivable, net of allowances of $96 million and $94 million at September 30, 2008 and December 31, 2007, respectively	316	104
Inventories	377	21
Software development	226	25
Intellectual property licenses	10	9
Deferred income taxes	228	143
Intangible assets, net	51	—
Other current assets	57	23

Total current assets	4,201	390

Long-term investments	86	—
Software development	20	51
Intellectual property licenses	—	8
Property and equipment, net	168	129
Deferred income taxes	80	24
Other assets	21	6
Intangible assets, net	1,462	7
Trade name	433	53
Goodwill	7,270	203

Total assets	$13,741	$871

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$338	$49
Deferred revenues	206	197
Accrued expenses and other liabilities	557	274

Total current liabilities	1,101	520

Deferred income tax, net	696	—
Other liabilities	169	111

Total liabilities	1,966	631

Shareholders’ equity:
Common stock, $.000001 par value, 2,400,000,000 shares authorized, 1,323,628,497 shares issued and outstanding at September 30, 2008 and 590,618,180 shares issued and outstanding at December 31, 2007	—	—
Additional paid-in capital	12,165	490
Net payable to Vivendi and affiliated companies	—	77
Accumulated deficit	(403)	(367)
Accumulated other comprehensive income	13	40

Total shareholders’ equity	11,775	240

Total liabilities and shareholders’ equity	$13,741	$871

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
		(As Adjusted)		(As Adjusted)
Net revenues
Product sales	$413	$98	$553	$246
Subscription, licensing, and other revenues	298	228	834	650
Total net revenues	711	326	1,387	896

Costs and expenses
Cost of sales – product costs	279	31	350	95
Cost of sales – software royalties and amortization	50	5	88	14
Cost of sales – intellectual property licenses	36	1	45	5
Cost of sales – massively, multiplayer, online game	43	40	123	146
Product development	200	117	414	327
Sales and marketing	142	46	220	105
Restructuring costs	61	—	61	(1)
General and administrative	94	29	172	71

Total costs and expenses	905	269	1,473	762

Operating income (loss)	(194)	57	(86)	134

Investment income (loss), net	24	(2)	28	(5)

Income (loss) before income tax provision (benefit)	(170)	55	(58)	129

Income tax provision (benefit)	(62)	7	(22)	(12)

Net income (loss)	$(108)	$48	$(36)	$141

Net income (loss) per share Basic and diluted	$(0.08)	$0.08	$(0.04)	$0.24

Number of shares used in computation Basic and diluted	1,271	591	816	591

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in millions)

	For the nine months ended September 30,
	2008	2007
		(As Adjusted)
Cash flows from operating activities:
Net income (loss)	$(36)	$141
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(109)	(24)
Depreciation and amortization	144	45
Impairment charges	24	—
Loss on disposal of property and equipment	—	1
Amortization and write-offs of capitalized software development costs and intellectual property licenses (1)	120	15
Stock-based compensation expense (2)	47	77
Tax benefit associated with employee stock options	2	—
Excess tax benefits from stock option exercises	(17)	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	224	125
Inventories	(135)	(3)
Software development and intellectual property licenses	(119)	(71)
Other assets	(11)	(3)
Deferred revenues	10	88
Accounts payable	108	(10)
Accrued expenses and other liabilities	(127)	(73)

Net cash provided by operating activities	125	308

Cash flows from investing activities:
Capital expenditures	(24)	(46)
Cash acquired through the business combination, net of cash payments to effect acquisitions	1,137	—
Increase in restricted cash	(35)	1

Net cash provided by (used in) investing activities	1,078	(45)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	19	—
Repurchase of stock through tender offer	(2)	—
Return of capital to Vivendi	(79)	—
Issuance of additional common stock related to the business combination	1,731	—
Net cash transfers to Vivendi and affiliated companies	(79)	(294)
Excess tax benefits from stock option exercises	17	—

Net cash provided by (used in) financing activities	1,607	(294)

Effect of exchange rate changes on cash	(30)	3

Net increase (decrease) in cash and cash equivalents	2,780	(28)

Cash and cash equivalents at beginning of period	62	68

Cash and cash equivalents at end of period	$2,842	$40

(1)	Excludes amortization of stock-based compensation expense.
(2)	Includes the net effects of capitalization and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months ended September 30, 2008

(Unaudited)

(Amounts in millions)

	Common Stock		Additional Paid-In	Net Payable to	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Vivendi	Deficit	Income (Loss)	Equity
Balance at December 31, 2007 (As Adjusted)	591	$—	$490	$77	$(367)	$40	$240

Settlement of payable to Vivendi (see Note 18)	—	—	(2)	(77)	—	—	(79)
Components of comprehensive loss:
Net loss	—	—	—	—	(36)	—	(36)
Unrealized depreciation on short-term investments, net of taxes	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	(25)	(25)
Total comprehensive loss							(63)
Tender offer (see Note 1)	—	—	(2)	—	—	—	(2)
Issuance of additional common stock related to the business combination (see Note 1)	126	—	1,731	—	—	—	1,731
Issuance of common stock pursuant to employee stock options, restricted stock rights, employee stock purchase plans, and warrants	5	—	19	—	—	—	19
Stock-based compensation expense related to employee stock options, restricted stock rights, and employee stock purchase plans	—	—	42	—	—	—	42
Preliminary purchase consideration upon the business combination (see Note 4)	602	—	9,964	—	—	—	9,964
Tax benefit associated with employee stock options	—	—	2	—	—	—	2
Return of capital to Vivendi (see Note 18)	—	—	(79)	—	—	—	(79)
Balance at September 30, 2008	1,324	$—	$12,165	$—	$(403)	$13	$11,775

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.              Background and basis of presentation

Business Combination

We consummated our previously announced business combination (the “Business Combination”) pursuant to the Business Combination Agreement (the “Business Combination Agreement”), dated as of December 1, 2007, by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi (“VGAC”), and Vivendi Games, Inc., a wholly-owned subsidiary of VGAC (“Vivendi Games”). Upon the closing of the Business Combination, which occurred on July 9, 2008, Activision, Inc. was renamed Activision Blizzard, Inc. (“Activision Blizzard”). Activision Blizzard continues to operate as a public company traded on the NASDAQ under the ticker symbol ATVI. Activision Blizzard now conducts the combined business operations of Activision, Inc. and Vivendi Games including its subsidiary, Blizzard Entertainment, Inc. (“Blizzard”). In connection with the Business Combination, we issued approximately 717 million shares of common stock to VGAC including 126 million shares of common stock purchased by Vivendi for approximately $1.7 billion. Immediately following the consummation of the Business Combination, VGAC owned approximately 54% of Activision Blizzard’s issued and outstanding common stock. While Activision, Inc. was the surviving entity in this Business Combination, because the transaction is treated as a “reverse acquisition”, Vivendi Games is deemed to be the acquirer for accounting purposes. Accordingly, Activision Blizzard applied purchase accounting to the assets and liabilities of Activision, Inc. as of July 9, 2008. Also, for all Exchange Act filings following consummation of the Business Combination, the historical financial statements of Activision Blizzard for periods prior to the consummation of the Business Combination will be those of Vivendi Games. Activision, Inc.’s businesses were included in Activision Blizzard’s financial statements for all periods subsequent to the consummation of the Business Combination only.

In accordance with the terms of the Business Combination Agreement, on July 16, 2008, Activision Blizzard commenced a tender offer to purchase up to 293 million shares of its common stock at a price of $13.75 per share. The tender offer expired on August 13, 2008. We purchased 171,832 shares of our common stock as a result of the tender offer. These shares were accounted for using the treasury method and were retired and cancelled.

Upon consummation of the Business Combination, the senior unsecured credit agreement with Vivendi (as lender) became effective upon terms substantially similar to those previously disclosed in Note 21 of the consolidated financial statements included in Activision, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Under that credit agreement, we have access to funds for general corporate purposes as previously disclosed (see Note 16 for details).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 include the accounts of Activision Blizzard, Inc. and its subsidiaries (“Activision Blizzard” or “we”).  The information furnished is unaudited and the adjustments included consist of only normal recurring adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented.

The accompanying unaudited Consolidated Financial Statements should be read in conjunction with Vivendi Games, Inc. and its subsidiaries (“Vivendi Games”) audited Consolidated Financial Statements for the year ended December 31, 2007 included in our Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on November 5, 2008. The selection of footnote disclosures appearing in this Quarterly Report on Form 10-Q are those deemed necessary in order to update and make current the financial disclosures presented in the Vivendi Games’ audited financial statements for the year ended December 31, 2007.

Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, (“US GAAP”), but is not required for interim reporting purposes, has been condensed or omitted.

2.              Accounting changes

Comparative period – Following the consummation of the Business Combination, the historical financial statements of Activision Blizzard for periods prior to the consummation of the Business Combination are those of Vivendi Games. Activision, Inc.’s businesses were included in Activision Blizzard’s financial statements for all periods subsequent to the consummation of the Business Combination only.

Change in Segment Presentation– In conjunction with the Business Combination, we changed the manner in which senior management assesses the operating performance of, and allocates resources to, its operating segments. As a result, we operate four business segments: (i) Blizzard Entertainment, Inc. and its subsidiaries – publishing of traditional games and online subscription-based games in the massively multiplayer online game (“MMOG”) category (“Blizzard”), (ii) Activision Publishing - publishing interactive entertainment software and peripherals which includes certain studios, assets, and titles previously included in Vivendi Games’ Sierra Entertainment prior to the  Business Combination (“Activision”), (iii) Activision Blizzard Distribution - distribution of interactive entertainment software and hardware products (“Distribution”) (these three business segments form Activision Blizzard’s core operations) and (iv) Activision Blizzard’s non-core exit operations. Activision Blizzard’s non-core exit operations represent legacy Vivendi Games’ divisions or business units that the Company has begun to exit or wind down as part of our restructuring and integration efforts as a result of the Business Combination, but do not meet the criteria for separate reporting of discontinued operations. In accordance with the provisions of Statement of Financial Standards, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), all prior period segment information has been restated, when practical, to conform to this new financial statement presentation (see Note 14 for details).

Change in Accounting Principles – In the current quarter, the Company changed the manner in which it recognizes revenue associated with sales of The Burning Crusade expansion pack, released in January 2007 for its massively, multi-player, online game, World of Warcraft.  Prior to the Business Combination, Vivendi Games determined that the sale of an expansion pack was a separate deliverable with standalone value apart from the World of Warcraft license and the subscription to the online game. Pursuant to Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), Vivendi Games recognized revenue from the sale of an expansion pack upon delivery because it had standalone value and there was objective and reliable evidence of fair value for the subscription service.  As a result of the consummation of the Business Combination the Company changed its weighting of the factors considered in determining if sales of The Burning Crusade expansion pack have standalone value.  After considering the intended functionality of the expansion pack and the necessity of the World of Warcraft license and subscription service to the functionality of the expansion pack, the Company determined that it is preferable to conclude that the expansion packs do not have standalone value and to account for fees from sales of expansion packs over the remaining estimated useful life of the customer.  This method recognizes revenue over the period during which the customer is expected to utilize the intended full functionality of the expansion pack. The Company believes that it is preferable to recognize revenue from sales of expansion packs over the estimated remaining useful life of the customer, because this is consistent with the accounting for the World of Warcraft license and the evolution of accounting for on-line enabled video games in the console industry. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), this change has been applied retrospectively to our consolidated financial statements for all prior periods.

In addition to the above, the Company also identified certain ancillary fees charged to World of Warcraft subscribers that had been recognized immediately rather than deferred over the estimated remaining subscription life. Accordingly, the Company has also retrospectively adjusted subscription revenues for the year ended December 31, 2007, and such adjustments are immaterial to all periods presented.

As a result of the changes, cost of sales and amortization of capitalized software costs were also impacted, as cost of sales and software amortization are recognized in relation to the related revenues.  We filed a Form 8-K with the SEC on November 5, 2008 which summarizes the effect of the changes to prior periods. The effects of these changes to the numbers in this Form 10-Q were as follows (amounts in millions):

	Three months ended September 30, 2007
	As Reported	As Adjusted	Effect of Change	As Adjusted (Reclassified)
Consolidated Statement of Operations:
Product sales	$73	$106	$33	$98
Subscription, licensing and other revenues	221	220	(1)	228
Cost of sales – product costs	70	72	2	31
Cost of sales – software royalties and amortization	1	3	2	5

Operating income	29	57	28	57
Income (loss) before income tax provision (benefit)	27	55	28	55
Income tax provision (benefit)	(4)	7	11	7

Net income	$31	$48	$17	$48

Net income per share - Basic and diluted	$0.05	$0.08	$0.03	$0.08

	Nine months ended September 30, 2007
	As Reported	As Adjusted	Effect of Change	As Adjusted (Reclassified)
Consolidated Statement of Operations:
Product sales	$339	$284	$(55)	$246
Subscription, licensing and other revenues	624	613	(11)	650
Cost of sales – product costs	239	234	(5)	95
Cost of sales – software royalties and amortization	8	7	(1)	14

Operating income (loss)	193	133	(60)	134
Income (loss) before income tax provision (benefit)	189	129	(60)	129
Income tax provision (benefit)	12	(12)	(24)	(12)

Net income (loss)	$177	$141	$(36)	$141

Net income per share - Basic and diluted	$0.30	$0.24	$(0.06)	$0.24

	December 31, 2007
	As Reported	As Adjusted	Effect of Change	As Adjusted (Reclassified)
Consolidated Balance Sheets:
Software development	$1	$1	$—	$25
Deferred income taxes	127	143	16	143
Deferred revenues	137	190	53	197
Accrued expenses and other liabilities	374	362	(12)	274
Accumulated deficit	(343)	(367)	(24)	(367)

	Nine months ended September 30, 2007
	As Reported	As Adjusted	Effect of Change	As Adjusted (Reclassified)
Consolidated Statement of Cash Flows:
Net income (loss)	$177	$141	$(36)	$141
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	—	(24)	(24)	(24)
Amortization and write-offs of capitalized software development costs and intellectual property licenses	8	7	(1)	15
Changes in operating assets and liabilities:
Deferred revenues	8	83	75	88
Accrued expenses and other liabilities	44	30	(14)	(73)

As adjusted (reclassified) reflects certain reclassification adjustments made to prior periods to be consistent with the current period presentation. There is no change on retained earnings as of January 1, 2007 as a result of the change in accounting principle.

Stock Split - In July 2008, the Board of Directors approved a two-for-one split of our outstanding common shares effected in the form of a stock dividend (“the split”).  The split was paid September 5, 2008 to shareholders of record as of August 25, 2008.  The par value of our common stock was maintained at the pre-split amount of $.000001 per share.  The Consolidated Financial Statements and Notes thereto, including all share and per share data, have been restated as if the split had occurred as of the earliest period presented.

Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current period presentation.

3.              Summary of significant accounting policies

Significant Accounting Assumptions and Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Activision Blizzard, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Investments

Cash and cash equivalents include cash, money markets, and short-term investments with original maturities of not more than 90 days.

Short-term investments generally mature between three and thirty months. Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such securities represent the investment of cash that is available for current operations. All other investments that are not classified as short-term are classified as long-term investments. All of our investments are classified as available-for-sale and are carried at fair market value with unrealized appreciation (depreciation) reported, net of taxes, as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment income, net.

Restricted Cash – Compensating Balances

We have restricted cash of $87 million as of September 30, 2008 and $3 million as of December 31, 2007. Most of the restricted cash as of September 30, 2008 relates to the standby letter of credit required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  Under the terms of this arrangement, we are required to maintain with the issuing bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed.  Restricted cash is included in short-term investments.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are a reasonable approximation of fair value due to their short-term nature. Short-term investments are carried at fair value with fair values estimated based on quoted market prices. Long-term investments are comprised of student loan backed taxable auction rate securities (see note 13 for details).

We account for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, an amendment of SFAS No. 133 and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 133, 138, and 149 require that all derivatives, including foreign exchange contracts, be recognized in the balance sheet in other assets or liabilities at their fair value.

We utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or cash flows. Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income, if any, until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments are recorded in earnings. The fair value of foreign currency contracts is estimated based on the prevailing exchange rate of the various hedged currencies as of the end of the period.

Software Development Costs and Intellectual Property Licenses

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”,  (“SFAS No. 86”). Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product’s release, we expense, as part of “cost of sales—software royalties and amortization”, capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out or weighted average) or market.

Long-Lived Assets

Property and Equipment.  Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the shorter of the estimated useful lives or the lease term: buildings, 25 to 33 years; computer equipment, office furniture and other equipment, 2 to 5 years; leasehold improvements, the shorter of 5 years or the life of the lease. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resulting gains or losses are included in the accompanying consolidated statements of operations.

Goodwill and Other Indefinite-Lived Assets.  We account for goodwill using the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill is considered to have an indefinite life, and is carried at cost. In addition acquired trade names were assessed as indefinite lived assets because there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Goodwill and acquired trade names are not amortized but are subject to an annual test for impairment and in between annual tests when events or circumstances indicate that the carrying value may not be recoverable.

Amortizable Intangible Assets.  Intangible assets subject to amortization are carried at cost less accumulated amortization. Amortizable intangible assets consist of internally developed franchises, acquired developed software, acquired game engines, favorable leases and distribution agreements, and other intangibles related primarily to licensing activities and retail customer relationships. Intangible assets subject to amortization are amortized over the estimated useful life in proportion to the pattern in which the economic benefits are consumed. Long-lived assets including amortizable intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and amortizable intangible assets is based on the amount by which the carrying value exceeds the fair value of the asset.

Revenue Recognition

Product sales

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

Some of our software products provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we recognize revenue related to products containing these limited online features upon the transfer of title and risk of loss to our customer.  In instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, we take this into account when applying our revenue recognition policy.   This evaluation is performed for each software product together with any online transactions, such as electronic downloads of titles of product add-ons when it is released.  When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to game play, we consider that our performance obligations for this title extend beyond the sale of the game. Vendor-specific objective evidence of fair value (“VSOE”) does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we recognize all of the revenue from the sale of the title ratably over an estimated service period. In addition, we defer the costs of sales for this title to match revenues. Cost of sales includes: manufacturing costs, software royalties and amortization, and intellectual property licenses.

We recognize revenues for the massively, multiplayer, online game World of Warcraft, its expansion packs and other ancillary services in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements, (“SAB No. 101”), as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

We consider the World of Warcraft boxed product including expansion packs and other ancillary revenues as a single deliverable with the total arrangement consideration combined and recognized ratably as revenue over the estimated customer life beginning upon activation of the software and delivery of the services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as product sales and revenues attributable to subscription and other ancillary services are classified as subscription, licensing and other revenues.

With respect to online transactions, such as electronic downloads of titles or product add-ons that do not include a more-than-inconsequential separate service deliverable, revenue is recognized when the fee is paid by the online customer to purchase online content and we are notified by the online retailer that the product has been downloaded. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

Sales incentives or other consideration given by us to our customers are accounted for in accordance with EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  In accordance with EITF Issue 01-09, sales incentives and other consideration that are considered adjustments of the selling price of our products, such as rebates and product placement fees, are reflected as reductions to revenue.  Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular ad, are reflected as sales and marketing expenses.

Subscription Revenues

Subscription revenues are recognized in accordance with SAB No. 101, as amended by SAB No. 104. Subscription revenues are derived from World of Warcraft, a game that is playable through Blizzard’s servers on a subscription-only basis. After the first month of free usage that is included with the boxed software, the World of Warcraft end user may enter into a subscription agreement for additional access. Subscription revenues received are deferred and recognized as subscription revenues ratably over the subscription period. Revenue from the sale of prepaid cards, sold through retail outlets and other stores, is deferred and recognized as subscription revenue ratably beginning when the cards are first activated. Revenue from Internet gaming rooms in Asia is recognized upon usage of the time packages sold. Ancillary revenues associated with subscriptions are recognized ratably over the estimated customer life.

Licensing Revenues

Third-party licensees in China and Taiwan distribute and host Blizzard’s World of Warcraft game in their respective countries under license agreements with Blizzard. The licensees paid certain minimum, non-refundable, generally recoupable guaranteed royalties when entering into the licensing agreements. Upon receipt of the recoupable advances, we defer their recognition and recognize the revenues in subsequent periods as these advances are recouped by the licensees. As the licensees pay additional royalties above and beyond those initially advanced, we recognize these additional royalties as revenues based on activation of the underlying prepaid time by the end users.

With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

Other revenues

Other revenues primarily include ancillary sales of non-software related products. It includes licensing activity of intellectual property other than software (such as characters) to third-parties. Revenue is recorded upon receipt of licensee statements, or upon the receipt of cash, provided the license period has begun.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable payment terms, and consistent delivery to us of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title’s recent sell-through history (if available); marketing trade programs; and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our September 30, 2008 allowance for returns and price protection would impact net revenues by $2 million.

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

Shipping and Handling

Shipping and handling costs, which consist primarily of packaging and transportation charges incurred to move finished goods to customers, are included in “cost of sales—product costs.”

Income Taxes

We account for income taxes using Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are their local currencies. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at average exchange rates during the period. The resulting translation adjustments are reflected as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for all periods. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, increased by common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options and warrants. However, potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded. Earnings (loss) per share for periods prior to the Business Combination are retrospectively adjusted to reflect the number of split adjusted shares received by Vivendi, former parent company of Vivendi Games.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the three and nine months ended September 30, 2008 included compensation expense for share-based payment awards granted by Activision, Inc. prior to, but not yet vested as of July 9, 2008, based on the revalued fair value estimated as of July 9, 2008 (see note 17), and compensation expense for the share-based payment awards granted subsequent to July 9, 2008 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the value of employee stock options on the date of grant using a binomial-lattice model (see Note 17). Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Prior to the Business Combination, Vivendi Games had equity incentive plans that are equity-settled and cash-settled. Equity-settled award includes stock options and restricted shares plans from Vivendi, and the cash-settled award includes stock appreciation rights and restricted stock units from Vivendi, and the Blizzard Equity Plan (“BEP”). In accordance with SFAS No. 123R, for cash-settled awards, the Company recorded a liability and recognized changes in fair value of the liability that occur during the period as compensation cost over the requisite service period. Changes in the fair value of the liability that occur after the end of the requisite service period are compensation cost of the period in which the changes occur. Any differences between the amount for which the liability is settled and its fair value at the settlement date as estimated in accordance with SFAS No. 123R is an adjustment of compensation cost in the period of settlement.

4.              Acquisitions

Reverse acquisition

The Business Combination (see Note 1) is accounted for as a reverse acquisition under the purchase method of accounting. For this purpose, Vivendi Games was deemed to be the accounting acquirer and Activision, Inc. was deemed to be the accounting acquiree.

The preliminary purchase price of Activision, Inc. consists of the following items (amounts in millions):

Fair market value of Activision, Inc.’s outstanding common stock immediately prior to the Business Combination at the closing price	$9,102
Fair value of Activision, Inc.’s existing vested and unvested stock awards at the closing price*	861
Transaction expenses	1
Total consideration	$9,964

* The fair value of the existing vested and unvested stock award is comprised of the following (amounts in millions):

Fair value of Activision, Inc. existing vested stock awards	$713
Fair value of Activision, Inc. unvested stock awards	296
Less: Unearned stock-based compensation	(148)
$861

The fair value of Activision, Inc.’s stock awards was determined using fair value of Activision, Inc.’s common stock of $15.04 per share, which is the closing price as of July 9, 2008 a binomial-lattice model and the following assumptions: (a) varying volatility ranging from 42.38% to 51.50%, (b) a risk free interest rate of 3.97%, (c) an expected life ranging from approximately 3.22 years to 4.71 years, (d) risk adjusted stock return of 8.89%, and (e) an expected dividend yield of 0.0%.

The Company’s allocation of the preliminary purchase price of Activision, Inc. is as follows (amounts in millions):

		Amount
Working capital, excluding inventories		$1,194
Inventories		221
Property and equipment		64
Deferred tax asset		62
Other long term assets		128

	Estimated useful life
Intangible assets:
License agreements	3 - 10 years	207
Developed software	Less than 1 year	68
Game engines	2 - 5 years	128
Internally developed franchises	5 - 12 years	1,124
Retail customer relationships	Less than 1 year	40
Favorable leases	1 – 2 years	5
Distribution agreements	4 years	17
Activision trade name	Indefinite	386
Goodwill	Indefinite	7,085
Long term liabilities		(24)
Deferred tax liability		(741)
Total consideration		$9,964

Goodwill arises from the Business Combination due to the acquired work force of Activision, Inc., and the expected synergies from the Business Combination. The following table presents the gross and net balances, and accumulated amortization of the components of our purchased amortizable intangible assets acquired in the Business Combination as of September 30, 2008 (amounts in millions):

		Accumulated
	Gross	Amortization	Net
License agreements	$207	$(8)	$199
Developed software	68	(21)	47
Game engines	128	(6)	122
Internally developed franchises	1,124	(16)	1,108
Retail customer relationships	40	(36)	4
Favorable leases	5	(1)	4
Distribution agreements	17	(1)	16

Total	$1,589	$(89)	$1,500

Intangibles and goodwill are not tax deductible. The estimated future after-tax decreases to net income from the amortization of the finite-lived intangible assets are the following amounts (amounts in millions):

Year ending December 31,	Amount
2008 (remaining three months)	$222
2009	284
2010	198
2011	141
2012	119
Thereafter	536

The following table summarizes unaudited pro forma financial information assuming the Business Combination (see Note 1) had occurred at the beginning of the periods presented. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Business Combination and therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented (amounts in millions, except per share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Pro forma net revenues	$764	$644	$2,698	$2,022

Pro forma net loss	(121)	(9)	(166)	(103)

Pro forma net loss per share
- basic and diluted	(0.09)	(0.01)	(0.13)	(0.08)

Freestyle Games, Ltd.

On September 11, 2008, we completed an acquisition of Freestyle Games, Ltd., a premier United Kingdom based video game developer specializing in music based games. The acquisition is expected to be immaterial to current year earnings (loss) per share and cash flow. Additionally, pro forma Consolidated Statements of Operations for this acquisition are not shown, as they would not differ materially from reported results.

5.              Inventories

We value inventories at the lower of cost (first-in, first-out or weighted average) or market. Our inventories consist of the following (amounts in millions):

	September 30, 2008	December 31, 2007
Finished goods	$353	$19
Purchased parts and components	24	2

	$377	$21

6.              Goodwill

The changes in the carrying amount of goodwill by reportable segments, (see Notes 2 and 14 for details) for the nine months ended September 30, 2008 are as follows (amounts in millions):

	Blizzard	Activision	Distribution	Activision Blizzard’s Core Operations	Activision Blizzard’s Non-core Exit Operations	Total

Balance as of December 31, 2007	$178	$—	$—	$178	$25	$203
Goodwill acquired during the period	—	7,080	12	7,092	—	7,092
Re-assigned goodwill	—	7	—	7	(7)	—
Issuance of contingent consideration	—	—	—	—	6	6
Impairment charge (see Note 10)	—	—	—	—	(16)	(16)
Tax benefit credited to goodwill	—	(15)	—	(15)	—	(15)

Balance as of September 30, 2008	$178	$7,072	$12	$7,262	$8	$7,270

Goodwill acquired during the period represents goodwill of $7.1 billion related to the acquisition of Activision, Inc. (see Note 4). As a result of the Business Combination, goodwill affected by the reorganization/integration was reassigned to the reporting units affected using a relative fair value approach. The tax benefit credited to goodwill represents the tax deduction resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of Activision, Inc. to the extent that the tax deduction does not exceed the fair value of those options.

7.              Intangible assets

Intangible assets consist of the following (amounts in millions):

	September 30, 2008
	Estimated Useful Lives	Gross carrying amount	Accumulated amortization	Impairment charge (See Note 10)	Net
Acquired definite-lived intangible assets:
License agreements	3-10 years	$207	$(8)	$—	$199
Developed software	1-2 years	283	(233)	—	50
Game engines	2-5 years	136	(6)	—	130
Internally developed franchises	11-12 years	1,124	(16)	—	1,108
Retail customer relationships	Less than 1 year	40	(36)	—	4
Favorable leases	1-4 years	5	(1)	—	4
Distribution agreements	4 years	17	(1)	—	16
Other intangibles	0-2 years	14	(12)	—	2

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	—	386
Acquired trade names	Indefinite	52	—	(5)	47

Total		$2,264	$(313)	$(5)	$1,946

	December 31, 2007
	Estimated Useful Lives	Gross carrying amount	Accumulated amortization	Impairment charge	Net
Acquired definite-lived intangible assets:
Developed software	2 yrs	$215	$(210)	$—	$5
Other intangibles	0-2 yrs	14	(11)	—	3

Acquired indefinite-lived intangible assets:
Acquired trade names	Indefinite	52	—	—	52

Total		$281	$(221)	$—	$60

Amortization expense of intangible assets for the three and nine months ended September 30, 2008 was $90 million and $92 million, respectively. Amortization expense of intangible assets for the three and nine months ended September 30, 2007 was $1 million and $3 million, respectively.

8.              Income Taxes

The income tax benefit of $62 million for the three months ended September 30, 2008 reflects our effective income tax rate benefit for the quarter of 36.5%. The significant items that generate the variance between our effective rate for the three-months ended September 30, 2008 and our statutory rate of 35% were the result of the state income taxes provided, net of federal benefit, foreign income taxes, goodwill impairment and California research and development tax credits.

For the nine months ended September 30, 2008 our effective tax rate benefit of 37.9% differs from the effective tax rate benefit of 9.3% for the nine months ended September 30, 2007.  The difference is due to the recognition of the California Research and Development tax credit and IRC 199 Domestic Production Deduction in the third quarter of 2008 and tax benefits from net operating losses surrendered at September 30, 2007.

The income tax benefit of $12 million for the nine months ended September  30, 2007 reflects our effective income tax rate benefit of 9.3%, which differs from our effective tax rate benefit of 30% for the year ended December 31, 2007 due to the recognition of research and development tax credits in the fourth quarter of 2007 and the release of additional valuation allowance on deferred tax assets and net operating losses surrendered when compared to those estimated at September 30, 2007, as a result of meeting the more likely than not recognition criteria in the fourth quarter of 2007.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of SFAS No. 109 on January 1, 2007. At December 31, 2007, we had $14 million of unrecognized tax benefits. As a result of the Business Combination, an additional $74 million of unrecognized tax benefits was added, resulting in a balance of $88 million at September 30, 2008. It is reasonably possible there will be an $11 million decrease of our unrecognized tax benefits within the next twelve months due to the completion of certain income tax audits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we had approximately $1 million of accrued interest related to uncertain tax positions. For the nine months ended September 30, 2008, we recorded approximately $1 million of interest expense related to uncertain tax positions.

On July 9, 2008, Activision Blizzard entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) with Vivendi. The Tax Sharing Agreement generally governs Activision Blizzard’s and Vivendi’s respective rights, responsibilities and obligations with respect to the ordinary course of business taxes. Under the Tax Sharing Agreement, with certain exceptions, Activision Blizzard generally is responsible for the payment of U.S. and certain non-U.S. income taxes that are required to be paid to tax authorities on a stand-alone Activision Blizzard basis. In the event that Activision Blizzard joins Vivendi in the filing of a group tax return, Activision Blizzard will pay its share of the tax liability for such group tax return to Vivendi, and Vivendi will pay the tax liability for the entire group to the appropriate tax authority. Vivendi will indemnify Activision Blizzard for any tax liability imposed upon it due to Vivendi’s failure to pay any group tax liability. Activision Blizzard will indemnify Vivendi for any tax liability imposed on Vivendi (or any of its subsidiaries) due to Activision Blizzard’s failure to pay any taxes it owes under the Tax Sharing Agreement.

9.              Software Development Costs and Intellectual Property Licenses

As of September 30, 2008, capitalized software development costs included $180 million of internally developed software costs and $66 million of payments made to third-party software developers. As of December 31, 2007, capitalized software development costs included $1 million of internally developed software costs and $75 million of payments made to third-party software developers. Capitalized intellectual property licenses were $10 million and $17 million as of September 30, 2008 and December 31, 2007, respectively. Amortization and write-offs of capitalized software development costs and intellectual property licenses for the three and nine months ended September 30, 2008 and 2007 was $81 million and $1 million, $120 million and $15 million, respectively.

10.       Restructuring

The Company has implemented an organizational restructuring as a result of the Business Combination described in Note 1. This organizational restructuring is to integrate different operations to create the streamlined organization of Activision Blizzard.

The primary goals of the organizational restructuring were to rationalize the title portfolio and consolidate certain corporate functions so as to realize the synergies of the Business Combination.

Since the consummation of the Business Combination, the Company has commenced the organizational restructuring activities, focusing first on North American staff, redundant premises and related redundant equipment assets.  We have communicated to the North America, Canada, and Australia redundant employees and ceased use of certain offices under operating lease contracts. Impairment of goodwill and other intangibles and write-offs of prepaid royalties and intellectual licenses were also recorded as a result. The following table details the amount of restructuring reserves included in accrued expenses and other liabilities in the Consolidated Balance Sheets at September 30, 2008 (amounts in millions):

			Asset	Contract
		Facilities	write-	termination
	Severance(1)	costs(1)	downs(2)	costs(1)	Total
Balance as of December 31, 2007	$—	$—	$—	$—	$—
Original restructuring charges (charges to expenses)	32	2	24	3	61
Utilization (cash paid or otherwise settled)	(9)	—	(24)	(2)	(35)

Balance at September 30, 2008	$23	$2	$—	$1	$26

(1)          Accounted for in accordance with Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

(2)          Accounted for in accordance with SFAS No. 144 and SFAS No. 142.

Utilization represents the amount of cash paid to settle restructuring liabilities incurred ($9 million of severance and $2 million of contract termination costs) and non-cash asset write-down charges of which $3 million relates to fixed assets disposal, $5 million relates to impairment of acquired trade name, and $16 million relates to impairment of goodwill.

The total restructuring reserve balance as of September 30, 2008 and the net restructuring charges for the three and nine months periods then ended are presented below by reporting segments (amounts in millions):

	Restructuring charges
	Ending balance	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008	September 30, 2008

Activision	$—	$1	$1
Blizzard	—	—	—
Distribution	—	—	—
Activision Blizzard’s core operations	—	1	1
Activision Blizzard’s non- core exit operations	26	60	60
Total	$26	$61	$61

For the next nine months, we anticipate incurring between $75 million and $100 million of additional before tax restructuring charges, and after tax cash restructuring charges between $45 million and $60 million relating to the Business Combination. Overall, including charges incurred through September 30, 2008, we expect to incur cash and non-cash before tax restructuring charges between $135 million and $160 million by June 30, 2009 with an after tax cash impact between $70 million and $90 million. The after tax cash charges are expected to consist primarily of employee-related severance cash costs (approximately $55 million), facility exit cash costs (approximately $25 million) and cash contract terminations (approximately $10 million). Separately, these restructuring charges are expected to be partially offset by approximately between $30 million and $50 million of cash proceeds from asset disposals and cash after tax benefits related to the streamlining of the Vivendi Games title portfolio.

11.       Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income (loss)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(108)	$48	$(36)	$141

Other comprehensive income (loss):
Foreign currency translation adjustment	(26)	7	(25)	2
Unrealized depreciation on short-term investments, net of taxes	(2)	—	(2)	—

Other comprehensive income (loss)	(28)	7	(27)	2

Comprehensive income (loss)	$(136)	$55	$(63)	$143

Accumulated Other Comprehensive Income (Loss)

For the nine months ended September 30, 2008 the components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

		Unrealized	Accumulated
		appreciation	other
	Foreign	(depreciation)	comprehensive
	currency	on investments	income

Balance as of December 31, 2007	$40	$—	$40
Other comprehensive loss	(25)	(2)	(27)

Balance as of September 30, 2008	$15	$(2)	$13

Other comprehensive income (loss) is presented net of tax benefits related to unrealized depreciation on our investments for the nine months ended September 30, 2008.  Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

12.       Investment Income (Loss), Net

Investment income (loss), net is comprised of the following (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income (expense), net	$17	$(2)	$22	$(3)
Net realized gain on investments	4	—	4	—
Net unrealized gain (loss) on foreign exchange contracts	3	—	2	(2)

Investment income (loss), net	$24	$(2)	$28	$(5)

In 2007, Vivendi provided Vivendi Games access to centralized cash management pool from which Vivendi Games was able to borrow or lend on a daily basis at market rates.  From the consummation of the Business Combination, we managed our own investment portfolio.

13.       Fair Value Measurements

As of January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:

•                 Level 1 – Quoted prices in active markets for identical assets or liabilities.

•                 Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•                 Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (which, for purposes of SFAS No. 157, means they are so measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. Financial Statement Position FAS 157-2 delayed the effective date for the application of SFAS No. 157 for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (amounts in millions):

	September 30, 2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Money market funds	$2,673	$2,673	$—	$—
Asset-backed securities	7	—	7	—
Auction rate securities	86	—	—	86
Total financial assets at fair value	$2,766	$2,673	$7	$86

The following table provides a reconciliation of the beginning and ending balances for our investment in auction rate securities, as these assets are measured at fair value using significant unobservable inputs (Level 3) (amounts in millions):

Level 3

Balance as of January 1, 2008	$—
Transfers in and/or (out) of Level 3	—
Purchases via the business combination	88
Total losses realized/unrealized included in earnings	—
Total losses included in other comprehensive income (a)	(2)
Purchases, sales, issuances, and settlements, net	—
Interest received	—
Balance as of September 30, 2008	$86

(a) Due to uncertainties surrounding the timing of liquidation of our auction rate securities, we classify these instruments as long-term investments in our consolidated balance sheets as of September 30, 2008. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. On an industry-wide basis, many auctions have failed, and there is, as yet, no meaningful secondary market for these instruments. Each of the auction rate securities in our investment portfolio as of September 30, 2008 has experienced a failed auction and there is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.

Consequently, fair value measurements have been estimated using an income-approach model (discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represent approximately 3% of our financial assets measured at fair value on a recurring basis.

14.       Operations by Reportable Segments and Geographic Area

Our reportable segments are in accordance with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), the manner in which operating performance is assessed and resources are allocated, and the availability of separate financial information.

Prior to the Business Combination, Vivendi Games managed its business in two main divisions: Blizzard Entertainment and Sierra Entertainment (along with Sierra online and Vivendi Games Mobile). As a result of the Business Combination, we provide our CODM financial information based upon management’s new organizational structure.

Based upon our current organizational structure, we operate four business segments: (i) Blizzard Entertainment, Inc. and its subsidiaries – publishing of traditional games and online subscription-based games in the MMOG category (“Blizzard”), (ii) Activision Publishing - publishing of interactive entertainment software and peripherals which includes certain studios, assets, and titles previously included in Vivendi Games Sierra Entertainment prior to the  Business Combination (“Activision”), (iii) Activision Blizzard Distribution - distribution of interactive entertainment software and hardware products (“Distribution”) (these three business segments form Activision Blizzard’s core operations) and (iv) Activision Blizzard’s non-core exit operations. Activision Blizzard’s non-core exit operations represent legacy Vivendi Games’ divisions or business units that the Company has begun to exit or wind down as part of our restructuring and integration efforts as a result of the Business Combination, but do not meet the criteria for separate reporting of discontinued operations. In accordance with the provisions of SFAS No. 131, all prior period segment information has been restated, when practical, to conform to this new financial statement presentation.

The consummation of the Business Combination resulted in Activision and Distribution net revenues, and segment income (loss) from operations being included from the date of the Business Combination but not for prior periods. Also, Activision in prior periods included Vivendi Games titles retained after the Business Combination.

The CODM reviews segment performance exclusive of the impact of the deferral of net revenues and cost of sales, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, and integration and transaction costs. Information on the reportable segments and reconciliations of total net revenues and total segment income (loss) from operations to consolidated net revenues and operating income (loss) for the three and nine months ended September 30, 2008 and 2007 are presented below (amounts in millions):

	Three months ended September 30,
	2008	2007	2008	2007
	Net revenues		Segment income (loss) from operations
Activision	$364	$43	$(26)	$(19)
Blizzard	297	249	146	132
Distribution	56	—	2	—
Activision Blizzard’s core operations	717	292	122	113
Activision Blizzard’s non-core exit operations	6	3	(110)	(40)
Reportable segments total	723	295	12	73

Reconciliation to consolidated net revenues / operating income (loss):
Net effect from deferral of net revenues and cost of sales	(12)	31	(12)	28
Stock-based compensation expense	—	—	(26)	(43)
Restructuring expense	—	—	(61)	—
Amortization of intangible assets and purchase price accounting related adjustments	—	—	(90)	(1)
Integration and transaction costs	—	—	(17)	—
Consolidated net revenues / operating income (loss)	$711	$326	$(194)	$57

	Nine months ended September 30,
	2008	2007	2008	2007
	Net revenues		Segment income (loss) from operations

Activision	$457	$108	$(61)	$(79)
Blizzard	866	856	447	447
Distribution	56	—	3	—
Activision Blizzard’s core operations	1,379	964	389	368
Activision Blizzard’s non-core exit operations	16	9	(251)	(86)
Reportable segments total	1,395	973	138	282

Reconciliation to consolidated net revenues / operating income (loss):
Net effect from deferral net revenues and cost of sales	(8)	(77)	(7)	(67)
Stock-based compensation expense	—	—	(47)	(77)
Restructuring expense	—	—	(61)	(1)
Amortization of intangible assets and purchase price accounting related adjustments	—	—	(92)	(3)
Integration and transaction costs	—	—	(17)	—
Consolidated net revenues / operating income (loss)	$1,387	$896	$(86)	$134

Total assets as of September 30, 2008 for Activision Blizzard’s core operations were $13.7 billion, of which $12.9 billion relates to Activision, $539 million to Blizzard, and $209 million to Distribution. Total assets as of September 30, 2008 of Activision Blizzard’s non-core exit operations were $47 million. We have not provided total assets as of September 30, 2007 to our CODM comparable data based on the new organizational structure as it is not practical because prior to the Business Combination, Vivendi Games did not maintain accounting records that allocate assets or liabilities for reportable segments.

Geographic information for the three and nine months ended September 30, 2008 and 2007 is based on the location of the selling entity.  Revenues from external customers by geographic regions were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

North America	$295	$147	$591	$422
Europe	348	122	627	374
Asia Pacific	62	54	153	91

Total territory revenues	705	323	1,371	887
Activision Blizzard’s non-core exit operations	6	3	16	9

Total consolidated net revenues	$711	$326	$1,387	$896

Revenues by platform were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
MMOG	271	269	828	746
Console	272	16	335	53
Hand-held	81	7	102	21
PC	25	31	50	67

Total platforms revenues	649	323	1,315	887

Distribution	56	—	56	—

Activision Blizzard’s non-core exit operations	6	3	16	9

Total consolidated net revenues	$711	$326	$1,387	$896

We did not have a single external customer that accounted for 10% or more of consolidated net revenues for the three and nine month periods ended September 30, 2008 and 2007.

15.       Computation of Earnings (Loss) Per Share

On July 9, 2008, Vivendi obtained control of Activision, Inc. through acquisition of the majority of the outstanding common stock of Activision, Inc. For accounting purposes, Vivendi Games is deemed to be the acquirer (reverse acquisition — see note 1). The historical financial statements prior to July 9, 2008, are those of Vivendi Games. Further, earnings (loss) per share for periods prior to the Business Combination are retrospectively adjusted to reflect the number of split adjusted shares received by Vivendi, former parent of Vivendi Games.  The following table sets forth the computations of net income (loss) per share on a basic and diluted basis (amounts in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted earnings (loss) per share – income available to common shareholders	$(108)	$48	$(36)	$141

Denominator:
Denominator for basic and diluted earnings (loss) per share - weighted-average common shares outstanding	1,271	591	816	591

Net income (loss) per share Basic and diluted	$(0.08)	$0.08	$(0.04)	$0.24

Equity incentive awards consisting of stock options, restricted stock units and restricted stock with respect to an aggregate of 55 million shares of common stock for the three and nine months ended September 30, 2008, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive. Potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

16.       Commitments and Contingencies

Credit Facilities

We have revolving credit facilities with our Centresoft subsidiary located in the UK (the “UK Facility”) and our NBG subsidiary located in Germany (the “German Facility”). The UK Facility provided Centresoft with the ability to borrow up to GBP 12 million ($22 million), including issuing letters of credit, on a revolving basis as of September 30, 2008.  The UK Facility bore interest at the London Inter-bank Offer Rate (“LIBOR”) plus 2.0% as of September 30, 2008, is collateralized by substantially all of the assets of the subsidiary and will expire in February 2009.  The UK Facility contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges.  The German Facility provided for revolving loans up to approximately EUR 1 million ($1 million) as of September 30, 2008, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary’s property and equipment and has no expiration date.  No borrowings were outstanding against the UK Facility and the German Facility as of September 30, 2008.

As of September 30, 2008, we maintained an $85 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At September 30, 2008, the $85 million deposit is included in short-term investments as restricted cash.  The letter of credit was undrawn as of September 30, 2008.

As of September 30, 2008, our publishing subsidiary located in the UK maintained a EUR 25 million ($37 million) irrevocable standby letter of credit.  The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases.  The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in February 2009.  No borrowings were outstanding as of September 30, 2008.

On April 29, 2008, Activision, Inc. entered a senior unsecured credit agreement with Vivendi (as lender). Borrowings under the agreement became available upon consummation of the Business Combination.  As of September 30, 2008, the credit agreement provides for a revolving credit facility of up to $475 million, bearing interest at LIBOR plus 1.20% per annum. Any unused amount under the revolving credit facility is subject to a commitment fee of 0.42% per annum. No borrowings were outstanding as of September 30, 2008.

Commitments

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property.  Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements.  The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones.  Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized.  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place as of September 30, 2008 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and	Developer
	Equipment Leases	and IP	Marketing	Total
For the year ending December 31,

2008 (remaining three months)	$12	$43	$26	$81
2009	40	62	45	147
2010	35	40	4	79
2011	23	17	13	53
2012	21	22	—	43
Thereafter	64	38	—	102

Total	$195	$222	$88	$505

(1)  We have omitted FIN 48 liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution.  Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. As of September 30, 2008, we had $88 million of unrecognized tax benefits.

Legal Proceedings

On February 8, 2008, the Wayne County Employees’ Retirement System filed a lawsuit challenging the Business Combination in the Delaware Court of Chancery. The suit is a putative class action filed against the parties to the Business Combination Agreement as well as certain current and former members of our Board of Directors. The plaintiff alleges, among other things, that our current and former directors named therein failed to fulfill their fiduciary duties with regard to the Business Combination by “surrendering” the negotiating process to “conflicted management,” that those breaches were aided and abetted by Vivendi and those of its subsidiaries named in the complaint, and that the preliminary proxy statement filed by the Company on January 31, 2008 contains certain statements that the plaintiff alleges are false and misleading. The plaintiff seeks an order from the court that, among other things, certifies the case as a class action, enjoins the Business Combination, requires the defendants to disclose all material information, declares that the Business Combination is in breach of the directors’ fiduciary duties and therefore unlawful and unenforceable, awards the plaintiff and the putative class damages for all profits and special benefits obtained by the defendant in connection with the Business Combination and tender offer, and awards the plaintiff its cost and expense, including attorney’s fees.

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

In July 2006, individuals and/or entities claiming to be our stockholders filed derivative lawsuits, purportedly on our behalf, against certain current and former members of our Board of Directors as well as several of our current and former officers. Three derivative actions were filed in Los Angeles Superior Court: Vazquez v. Kotick, et al ., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al. L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006). These actions were consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Four derivative actions were filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006); Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006); Abdelnur vs. Kotick et al., C.D. Cal. Case No. CV07-3575 AHM (PJWx) (filed June 1, 2007); and Scarborough v. Kotick et al., C.D. Cal. Case No. CV07-4602 SVW (PLAx) (filed July 18, 2007). These actions were also consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints alleged, among other things, purported improprieties in our issuance of stock options. Plaintiffs sought various relief on our behalf, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. We expect that defense expenses associated with the matters will be covered by our directors and officers insurance, subject to the terms and conditions of the applicable policies.

On July 22, 2008 and July 28, 2008, all claims in the consolidated stock options dating-related shareholder derivative actions pending in the U.S. District Court for the Central District of California and in Los Angeles Superior Court, respectively, were dismissed with prejudice pursuant to the District Court’s order finally approving the Stipulation of Settlement entered into by all parties to the actions. In entering into the Stipulation of Settlement, neither we nor any of the settling parties admitted to any liability or wrongdoing. Under the terms of the court-approved Stipulation of Settlement, we are required to adopt, implement and/or maintain certain corporate governance and internal control measures, relating principally to the following: board composition, structure and practices, director independence standards, stock ownership and compensation, and education; shareholder proposal evaluation process; nomination procedures for shareholder-nominated directors; shareholder meeting procedures; executive compensation policies and procedures; insider trading controls; and stock option granting procedures. We agreed to keep these measures in place for a period of three years, subject to certain exceptions. The Stipulation of Settlement also addresses matters relating to the agreements by certain of our current and former directors and officers to reimburse the Company in connection with the receipt of options that required measurement date corrections. In the case of options already exercised, the agreements allowed reimbursement to be made either by cancellation of vested but unexercised options with a value equivalent to the additional exercise price or by payment of additional exercise price. In the case of options not yet exercised, the exercise price to be paid upon future exercise of those options is increased. In the aggregate, settling defendants have elected to cancel options to acquire approximately 800,000 shares of our common stock and have agreed to increases in the exercise prices of approximately 16.1 million options. The modification of these options did not result in any incremental compensation expense. The Stipulation of Settlement also provides for the forgiveness of approximately $2 million in legal fees previously billed to us by former outside corporate counsel. In addition, the Stipulation of Settlement provides for us to pay $10 million to plaintiffs’ attorneys for their fees and expenses, subject to court approval of such fees and expenses and subject to our reservation of all rights against our directors and officers (“D&O”) insurers, reinsurers and co-insurers. The Company paid the $10 million during the current quarter. The Stipulation of Settlement also provides that plaintiffs’ attorneys will also be entitled to 15% (up to $750,000) of any payments made by our D&O insurers to the

Company in connection with the settlement, to the extent such payments constitute reimbursement of amounts above and beyond covered defense costs incurred in connection with the options matters. We have entered into settlement agreements with our first and second level excess D&O insurers (our primary D&O insurer having exhausted its policy limits prior to the parties’ entry into the Stipulation of Settlement).  We have not yet reached agreements with our third level excess D&O insurer or our D&O insurer providing “Side A/Difference in Conditions” coverage.

On July 24, 2006, we received a letter of informal inquiry from the SEC requesting certain documents and information relating to our historical stock option grant practices.  Thereafter, in early June 2007, the SEC issued a formal order of non-public investigation, pursuant to which it subpoenaed documents from us related to the investigation, and testimony and documents from certain current and former directors, officers and employees of ours.  We were recently advised by the SEC Staff in Los Angeles that they have decided to conclude this investigation without recommending any enforcement action.

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

17.       Stock-Based Compensation and Employee Benefit Plans

Equity Incentive Plans

On July 28, 2008, our Board of Directors adopted the Activision 2008 Incentive Plan, subject to shareholder approval, and, on September 24, 2008, that plan was approved by our shareholders and became effective. It was subsequently amended by the Board of Directors (as so amended, the “2008 Plan”).  The 2008 Plan authorizes the Compensation Committee of our Board of Directors to provide equity-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2008 Plan, including custom awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of our common stock, or factors that may influence the value of our common stock or that are valued based on our performance or the performance of any of our subsidiaries or business units or other factors designated by the Compensation Committee, as well as incentive bonuses, for the purpose of providing incentives and rewards for superior performance to the directors, officers, employees of, and consultants to, Activision Blizzard and its subsidiaries.

While the Compensation Committee has broad discretion to create equity incentives, our equity-based compensation program currently primarily utilizes a combination of options and restricted stock units.  Such awards generally have time-based vesting schedules, vesting annually over periods of three to five years, or vest in their entirety on an anniversary of date of grant, subject to possible earlier vesting if certain performance measures are met, and all such awards which are options generally expire ten years from the grant date.  Under the terms of the 2008 Plan, the exercise price for the options, must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on the NASDAQ.

Upon the effective date of the 2008 Plan, we ceased to make awards under the following equity incentive plans (collectively, the “Prior Plans”), although such plans will remain in effect and continue to govern outstanding awards:  (i) Activision, Inc. 1998 Incentive Plan, as amended; (ii) Activision, Inc. 1999 Incentive Plan, as amended; (iii) Activision, Inc. 2001 Incentive Plan, as amended; (iv) Activision, Inc. 2002 Incentive Plan, as amended; (v) Activision, Inc. 2002 Executive Incentive Plan, as amended; (vi) Activision, Inc. 2002 Studio Employee Retention Incentive Plan, as amended; (vii) Activision, Inc. 2003 Incentive Plan, as amended; and (viii) Activision, Inc. 2007 Incentive Plan.

As of the date it was approved by our shareholders, there were approximately 15 million shares available for issuance under the 2008 Plan.  The number of shares of our common stock reserved for issuance under the 2008 Plan may be further increased from time to time by:  (i) the number of shares relating to awards outstanding under any Prior Plan that:  (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; and (ii) if the exercise price of any option outstanding under any Prior Plan is, or the tax withholding requirements with respect to any award outstanding under any Prior Plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares. As of September 30, 2008, we had approximately 15 million shares of our common stock reserved for future issuance under the 2008 Plan. Shares issued in connection with awards made under the 2008 Plan are generally issued as new stock issuances.

Modification of Awards through Business Combination

As a result of the reverse acquisition accounting treatment for the Business Combination, Activision, Inc. previously issued stock options and restricted stock awards granted to employees and directors, and warrants that were outstanding and unvested at the date of the Business Combination, are accounted for as an exchange of awards.  The fair value of the outstanding vested and unvested awards was measured on the date of the acquisition, and for unvested awards which require service subsequent to the date of the Business Combination, a portion of the awards’ fair value has been allocated to future service and will be recognized over the remaining future requisite service period.

Restricted Stock Units and Restricted Stock

We grant restricted stock units and restricted stock (collectively referred to as “restricted stock rights”) under the 2008 Plan to employees around the world, and we have assumed as a result of the Business Combination the restricted stock rights granted by Activision, Inc. Restricted stock units entitle the holders thereof to receive shares of our common stock at the end of a specified period of time or otherwise upon a specified occurrence. Restricted stock is issued and outstanding upon grant; however, restricted stock holders are restricted from selling the shares until they vest. Upon vesting of restricted stock rights, we may withhold shares otherwise deliverable to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is contingent upon the holders’ continued employment with us and may be subject to other conditions. If the vesting conditions are not met, unvested restricted stock rights will be forfeited.

The following table summarizes our restricted stock rights activity for the nine months ended September 30, 2008 (amounts in thousands, except per share amount):

	Restricted Stock Rights	Weighted- Average Grant Date Fair Value
Balance as of January 1, 2008	—	$—
Activity for the nine months ended September 30, 2008:
Acquired from the Business Combination	7,676	14.91
Granted	2,291	16.48
Vested	(15)	17.07
Forfeited	(9)	20.29
Balance as of September 30, 2008	9,943	$15.26

As of September 30, 2008, $70 million of total unrecognized compensation cost related to restricted stock rights is expected to be recognized over a weighted-average period of 2.14 years.

Non-Plan Employee Stock Options

In connection with prior employment agreements between Activision, Inc. and Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, our Co-Chairman, Mr. Kotick and Mr. Kelly were previously granted options to purchase common stock of Activision, Inc.  These awards were assumed as a result of the Business Combination and accounted for as an exchange for options to purchase our common stock.  As of September 30, 2008, non-plan options to purchase approximately 16 million shares under such grants were outstanding with a weighted-average exercise price of $1.02.

Performance Shares

In connection with the consummation of the Business Combination, on July 9, 2008, Mr. Kotick received a grant of 2,500,000 performance shares, which will vest in 20% increments on each of the first, second, third, and fourth anniversaries of the date of grant, with another 20% vesting on December 31, 2012, the expiration date of Mr. Kotick’s employment agreement with the Company, in each case subject to the Company attaining the specified compound annual total shareholder return target for that vesting period.  If the Company does not achieve the performance target for a vesting period, no performance shares will vest for that vesting period.  If, however, the Company achieves a performance target for a subsequent vesting period, then all of the performance shares that would have vested on the previous vesting date will vest on the vesting date where the performance targets were achieved.

The fair value of these shares was determined using a binomial lattice model which takes into consideration, among other factors, the probability of the performance targets being met. As of September 30, 2008, $20 million of total unrecognized compensation cost related to the performance shares is expected to be recognized over a weighted-average period of approximately 5 years.

Employee Stock Purchase Plan

Effective October 1, 2005, the Board of Directors of Activision, Inc. approved the Activision, Inc. Third Amended and Restated 2002 Employee Stock Purchase Plan and the Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan for International Employees (together, the “ESPP”). Under the ESPP, up to an aggregate of 4,000,000 shares of Activision, Inc. common stock may be purchased by eligible employees during two six-month offering periods that commence each April 1 and October 1 (the “Offering Period”). Common stock is purchased by the ESPP participants at a price per share generally equal to 85% of the lower of the fair market value of our common stock on the first day of the Offering Period and the fair market value of our common stock on the purchase date (the last day of the Offering Period). Employees may purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period and are limited to a maximum of $10,000 in value for any two purchases within the same calendar year. As a result of the Business Combination the offering period in effect at the time of the Business Combination was assumed by us, and on  October 1, 2008, employees purchased 262,002 shares of our common stock at a purchase price of $11.65 per share under the ESPP. The ESPP has been terminated by the Board of Directors and there will be no further purchases thereunder.

BEP

In 2006, Blizzard implemented the BEP, an equity incentive plan denominated in U.S. dollars. Under the BEP, restricted shares of Blizzard stock and other cash settled awards were granted to certain key executives and employees of Blizzard.

Under the provisions of the BEP and the Business Combination Agreement, the consummation of the Business Combination is deemed a change in control, which automatically triggered cash payments to the beneficiaries for the portion of awards that were vested at the closing date of the Business Combination. Upon closing of the Business Combination, we paid $106 million under the BEP to employees. The determination of the value of Blizzard shares upon a change in control is equal to the transaction value under the provisions of the BEP. The outstanding non-vested rights became immediately vested upon the closing of the Business Combination, cancelled and extinguished and converted into a new right to receive an amount in cash eighteen months after the closing upon the terms and subject to the conditions set forth in the BEP and in the Business Combination Agreement, including continued employment through the payment date. As of September 30, 2008, unrecognized compensation expense under the BEP was approximately $24 million which will be recognized over the remaining fifteen months. As of September 30, 2008, other non-current liabilities in the consolidated balance sheet includes approximately $65 million related to this plan.

Vivendi Corporate Plan

Prior to the Business Combination, Vivendi Games had equity incentive plans that were equity-settled and cash-settled. Equity-settled awards include stock options and restricted share plans from Vivendi, and the cash-settled award includes stock appreciation rights and restricted stock units from Vivendi. There were no new grants from Vivendi during the nine months ended September 30, 2008.  During the three and nine month periods ended September 30, 2008 there were no material movements within the components of equity-settled and cash-settled instruments. As of September 30, 2008 and December 31, 2007, we have recorded in our consolidated balance sheets non-current other liabilities of  approximately $10 million and approximately $33 million, respectively, relating to the Vivendi Corporate Plan.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense (amounts in millions) resulting from stock options, restricted stock rights, ESPP, the BEP, and the Vivendi Corporate Plan included in our Consolidated Statements of Operations in accordance with SFAS No. 123R for the three and nine months ended September 30, 2008, and 2007:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Cost of sales—software royalties and amortization	$—	$1
Product development	7	34
Sales and marketing	4	6
General and administrative	15	6
Stock-based compensation expense before income taxes	26	47
Income tax benefit	(10)	(19)
Total stock-based compensation expense, net of income tax benefit	$16	$28

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Cost of sales—software royalties and amortization	$1	$1
Product development	35	55
Sales and marketing	3	5
General and administrative	3	16
Stock-based compensation expense before income taxes	42	77
Income tax benefit	(17)	(30)
Total stock-based compensation expense, net of income tax benefit	$25	$47

Additionally, stock option expenses are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” as discussed in Note 1. For the three and nine months ended September 30, 2008, stock-based compensation costs in the amount of $15 million was capitalized. The following table summarizes stock-based compensation included in our Consolidated Balance Sheets as a component of software development (amounts in millions):

Software development
Balance as of January 1, 2008	$—
Stock-based compensation expense capitalized during period	15
Amortization of capitalized stock-based compensation expense	—
Balance as of September 30, 2008	$15

Method and Assumptions on Valuation of Stock Options

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

Consistent with SFAS No. 123R, we have attempted to reflect expected future changes in model inputs during the option’s contractual term. The inputs required by our binomial-lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee rank- specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee rank-specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period and then using those probabilities to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. The weighted-average estimated value of employee stock options granted during the three and nine months ended September 30, 2008 was $6.59 per share, using the binomial-lattice model with the following weighted-average assumptions:

	Employee and director options and warrants	Employee stock purchase plan
	For three and nine months ended September 30, 2008	For three and nine months ended September 30, 2008
Expected life (in years)	5.01	0.5
Risk free interest rate	4.03%	1.53%
Volatility	50.61%	35.75%
Dividend yield	—	—
Weighted-average fair value at grant date	$6.59	$3.36

Upon consummation of the Business Combination described in Note 4, and in accordance with the guidance of SFAS No. 123R, the fair value of Activision, Inc.’s stock awards was determined using the fair value of Activision, Inc.’s common stock of $15.04 per share, which is the closing price as of July 9, 2008 and a binomial-lattice model with the following assumptions: (a) varying volatility ranging from 42.38% to 51.50%, (b) a risk free interest rate of  3.97%, (c) an expected life ranging from approximately 3.22 years to 4.71 years, (d) risk adjusted stock return of 8.89%, and (e) an expected dividend yield of 0.0%.

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). These methods include the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility. Based on these methods, for options granted during the three and nine months ended September 30, 2008, the expected stock price volatility ranged from 46.15% to 51.42%, with a weighted-average volatility of 50.61%.

As is the case for volatility, the risk-free rate is assumed to change during the option’s contractual term. Consistent with the calculation required by a binomial lattice model, the risk-free rate reflects the interest from one time period to the next (“forward rate”) as opposed to the interest rate from the grant date to the given time period (“spot rate.”) Since we do not currently pay dividends and are not expected to pay them in the future, we have assumed that the dividend yield is zero.

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

Stock Option Activities

We have assumed the stock options granted to employees and directors by Activision, Inc. as a result of the Business Combination.  Stock option activities for the nine-months ended September 30, 2008 are as follows (amounts in millions, except number of shares in thousands and per share amounts):

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2008	—	$—
Acquired via the Business Combination	96,075	5.76
Granted	5,612	16.55
Exercised	(3,646)	5.09
Forfeited	(286)	4.47
Outstanding at September 30, 2008	97,755	6.41	6.01	$888,804

Vested and expected to vest at September 30, 2008	91,376	$6.07	5.24	$860,386
Exercisable at September 30, 2008	54,292	$3.36	4.07	$655,429

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the fair market value of our stock. Total intrinsic value of options actually exercised was approximately $43 million for the three and nine months ended September 30, 2008.

As of September 30, 2008, $123 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years.

Net cash proceeds from the exercise of stock options were $19 million for the three and nine months ended September 30, 2008. Income tax benefit from stock option exercises was $17 million for the three and nine months ended September 30, 2008, of which $15 million and $2 million was credited to goodwill and additional paid in capital, respectively. In accordance with SFAS No. 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

18.       Related Parties Transactions

Treasury Related Administration

Prior to the Business Combination, Vivendi maintained a centralized cash management pool from which Vivendi Games borrowed and loaned cash on a daily basis. Net cash transfers, under the cash pooling agreement, were included in owner’s equity as part of net transfers to Vivendi.  Vivendi charged Vivendi Games interest on the cumulative net cash transfers and such charges are included in investment income (loss), net in the accompanying consolidated statements of operations. Net interest earned from Vivendi for the three and nine months ended September 30, 2008 was $- million and $5 million, respectively. Net interest expense for the three and nine months ended September 30, 2007 was $2 million and $3 million, respectively.

In addition, in accordance with the terms of the Business Combination Agreement, Vivendi Games settled its payable to Vivendi S.A. and distributed its excess cash on hand as defined in the Business Combination Agreement immediately prior to the close of the transaction, resulting in cash payments of $79 million to settle its payable and $79 million to distribute its excess cash to Vivendi.

Our foreign currency risk policy seeks to reduce risks arising from foreign currency fluctuations.  In connection with this, we use derivative financial instruments, primarily currency forward contracts, with Vivendi as our counterparty. As of September 30, 2008 and December 31, 2007, the net notional amount of outstanding forward foreign exchange contracts was approximately $32 million and $14 million, respectively. A pre-tax net unrealized gain of approximately $3 million and $2 million for the three and nine months ended September 30, 2008, respectively, and a pre-tax net unrealized loss of approximately $- million and $2 million for the three and nine months ended September 30, 2007, respectively, resulted from the foreign exchange contracts with Vivendi were recognized in the Consolidated Statement of Operations.

Others

Activision Blizzard has entered into various transactions and agreements, including treasury management services, investor agreement, internal group reporting services, credit facilities arrangement (see Note 16 for more details), and music royalties agreements with Vivendi and its subsidiaries and affiliates. None of these services, transactions and agreements with Vivendi and its subsidiaries and affiliates is material to the Consolidated Financial Statements as a whole.

19.       Subsequent event

On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $1 billion of our common stock. Under this program, we may repurchase our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions. We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued by the Company at any time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following overview is a top-level discussion of our operating results as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the quarter ended and nine month period ended September 30, 2008, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or the Consolidated Financial Statements and related notes.

Our Business

The Activision Blizzard group of companies is a leading international publisher of interactive entertainment software and peripheral products. Through Blizzard, we are the leader in terms of subscriber base and revenues generated in the subscription-based MMOG category. Activision develops video games on various consoles, hand-held platforms and the PC platform through internally developed franchises and license agreements.  Our companies currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Wii (“Wii”), and Microsoft Xbox 360 (“Xbox360”) console systems, Sony PlayStation Portable (“PSP”), and Nintendo Dual Screen (“NDS”) hand-held devices, and PCs.

Our Activision business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers.  Activision’s products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision’s target customer base ranges from casual players to game enthusiasts, and children to adults. During calendar 2008, Activision plans to release Guitar Hero World Tour, Call of Duty: World at War, and continue to expand its licensed titles such as Madagascar: Escape 2 Africa, Spider-Man: Web of Shadows, its first James Bond title, Quantum of Solace, and several other titles. Activision is currently in development of Wolfenstein from id Software, Marvel Ultimate Alliance 2: Fusion from Vicarious Visions, Prototype from Radical, and Singularity from Raven Software, among other titles.

Our Blizzard business involves the development, marketing, sales and support of traditional games and online subscription-based games in the MMOG category.  Blizzard is headquartered in Irvine, California and is the development studio and publisher best known as the creator of World of Warcraft and the multi award winning Diablo, StarCraft, and Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, such as prepaid-cards and other ancillary online revenues); retail sales of physical “boxed” product; and licensing revenues from third-party companies who distribute World of Warcraft in China and Taiwan. During calendar 2008, Blizzard plans to release World of Warcraft Wrath of the Lich King, the second expansion pack of World of Warcraft. Blizzard is currently in development of, among other games, StarCraft II and Diablo.

Our distribution business consists of operations in Europe that provide logistical and sales services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Management’s Overview of Historical and Prospective Business Trends

Console hardware platforms – In 2005, Microsoft released the Xbox 360 and, in 2006, Sony and Nintendo introduced their respective hardware platforms, the PlayStation 3 and Wii. Activision’s plan is to continue to build a significant presence on the PS3, the Wii and the Xbox360 by expanding the number of titles released on these platforms and hand-held platforms while continuing to market to the PS2 platform as long as economically attractive given its large installed base.

Business combination and investments – We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets.   During the three months ended September 30, 2008, we consummated our previously announced business combination (the “Business Combination”) pursuant to the Business Combination Agreement (the “Business Combination Agreement”), dated as of December 1, 2007, by and among the Company, Sego Merger Corporation, a wholly-owned subsidiary of the Company, Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi (“VGAC”), and Vivendi Games, Inc., a wholly-owned subsidiary of VGAC, (“Vivendi Games”). Upon the closing of the Business Combination, which occurred on July 9, 2008, Activision, Inc. was renamed Activision Blizzard, Inc. (“Activision Blizzard”). Activision Blizzard continues to operate as a public company traded on the NASDAQ under the ticker symbol

ATVI. Activision Blizzard now conducts the combined business operations of Activision, Inc. and Vivendi Games including Blizzard Entertainment, Inc. (“Blizzard”). In connection with the Business Combination, we issued approximately 717 million shares of our common stock to VGAC including 126 million shares of common stock purchased by Vivendi for approximately $1.7 billion. Immediately following the consummation of the Business Combination, VGAC owned approximately 54% of Activision Blizzard’s issued and outstanding common stock. While Activision was the surviving entity in this Business Combination, because the transaction is treated as a “reverse acquisition,” Vivendi Games is deemed to be the acquirer for accounting purposes. Accordingly, Activision Blizzard applied purchase accounting to the assets and liabilities of Activision as of July 9, 2008. Also, for all Exchange Act filings following consummation of the Business Combination, the historical financial statements of Activision for periods prior to the consummation of the Business Combination are those of Vivendi Games. Activision, Inc. businesses are included in Activision Blizzard’s financial statements for all periods subsequent to the consummation of the Business Combination only. See Note 1 to the Consolidated Financial Statements for further information.  Also, to further strengthen our development resources and underscoring our commitment to the music-based genre, on September 11, 2008, we acquired Freestyle Games, Ltd., a premier United Kingdom-based video game developer specializing in the music-based genre.

International operations – Activision focuses on the growth of the European market through developing localized contents for its Guitar Hero franchises and other franchises or titles in terms of contents and packaging. For the Asian market, Blizzard distributes World of Warcraft through direct operations and licenses. Blizzard licensed with The 9 to distribute World of Warcraft in China and with SoftWorld in Taiwan. Internet game room players and prepaid cards are also very popular in Asia, particularly in South Korea. Recently, Blizzard has licensed Blizzard Entertainment’s StarCraft II, Warcraft III: Reign of Chaos, Warcraft III: The Frozen Throne, and Battle.net platform to a company affiliated with NetEase.com, Inc. Blizzard and NetEase have also established a joint venture, which will provide support for the operation of the licensed games and Battle.net platform in China. For the quarter ended September 30, 2008, Blizzard released a Russian language version of World of Warcraft in Russia. Also, Blizzard expanded the sale of support for World of Warcraft into Russia and Spanish-speaking Latin America.

Integration and reorganization – Following the Business Combination on July 9, 2008, we have restructured the Vivendi Games businesses to capture cost-synergy to form the streamlined organization of Activision Blizzard. For the remainder for the year 2008 and beyond, we expect to continue to incur a restructuring expense mainly relating to severance payments to interim employees who are currently assisting us to exit our non-core operations and unutilized facilities. We anticipate completely exiting or winding down our non-core operations by June 2009 inclusive of organizational restructuring activities as a result of the Business Combination. For the next nine months, we anticipate incurring between $75 million and $100 million of additional before tax restructuring charges, and after tax cash restructuring charges between $45 million and $60 million relating to the Business Combination. Overall, including charges incurred through September 30, 2008, we expect to incur cash and non-cash before tax restructuring charges between $135 million and $160 million by June 30, 2009 with an after tax cash impact between $70 million and $90 million. The after tax cash charges are expected to consist primarily of employee-related severance cash costs (approximately $55 million), facility exit cash costs (approximately $25 million) and cash contract terminations (approximately $10 million). Separately, these restructuring charges are expected to be partially offset by approximately between $30 million and $50 million of cash proceeds from asset disposals and cash after tax benefits related to the streamlining of the Vivendi Games title portfolio.

Console online games – Activision has published games with significant online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, and in which our performance obligations for these titles extends beyond the sale of the game. Vendor-specific objective evidence of fair value (“VSOE”) does not exist for these online features, as we do not separately charge for this component of these titles. As a result, we recognize all of the revenue from the sale of these titles ratably over an estimated service period. In addition, we defer the costs of sales of these titles to match revenue.

MMOG online games – Blizzard will publish the second expansion pack of World of Warcraft Wrath of the Lich King, in multiple countries in November 2008. We expect this expansion pack will bring Blizzard new subscribers and expand Blizzard’s subscription revenues.

Impact of deferral revenues and cost of sales – We anticipate that, in calendar 2008, we will likely defer approximately $568 million in net revenues and $199 million in costs of sales from the sale of console and MMOG online games titles into calendar 2009. Since most of these titles are planned for release in the December quarter of calendar 2008, we expect that a majority of revenues and costs of sales for these products will be deferred in the December quarter of calendar 2008, and recognized in calendar year 2009. However, the actual amount of revenues and costs of sales deferred will vary significantly depending upon the timing of the release of these titles and the sales volume of such products.

Other revenues – Activision is continuing development of online capabilities for its games. Activision will continue to exploit other revenue sources, including downloadable content and in game advertising for its console games, such as Guitar Hero World Tour, and GH Tunes as one of the newly added features to the Guitar Hero franchise.

Economic conditions – We continue to monitor the recent widely reported unfavorable changes in economic conditions including the likely slowdown in consumer spending this holiday season, which may have impacts on our businesses, such as the pricing of our products, purchases by our customers, and credit quality of our receivables.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Note 3 to the Notes to Consolidated Financial Statements included in Item 1. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Product sales

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

Some of our software products provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we recognize revenue related to products containing these limited online features upon the transfer of title and risk of loss to our customer.  In instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, we take this into account when applying our revenue recognition policy.   This evaluation is performed for each software product together with any online transactions, such as electronic downloads of titles of product add-ons when it is released.  When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to game play, we consider our performance obligations for this title extend beyond the sale of the game. Vendor-specific objective evidence of fair value (“VSOE”) does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we recognize all of the revenue from the sale of the title ratably over an estimated service period. In addition, we defer the costs of sales for this title to match revenues. Cost of sales includes: manufacturing costs, software royalties and amortization, and intellectual property licenses.

We recognize revenues for the massively, multiplayer, online game World of Warcraft, its expansion packs and other ancillary services in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements, (“SAB No. 101”), as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”).

We consider the World of Warcraft boxed product including expansion packs and other ancillary revenues as a single deliverable with the total arrangement consideration combined and recognized ratably as revenue over the estimated customer life beginning upon activation of the software and delivery of the services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as Product Sales and revenues attributable to subscription and other ancillary services are classified as subscription, licensing and other revenues.

With respect to online transactions, such as electronic downloads of titles or product add-ons that do not constitute a more-than-inconsequential separate service deliverable, revenue is recognized when the fee is paid by the online customer to purchase online content and we are notified by the online retailer that the product has been downloaded. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

Sales incentives or other consideration given by us to our customers is accounted for in accordance with EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  In accordance with EITF Issue 01-9, sales incentives and other consideration that are considered adjustments of the selling price of our products, such as rebates and product placement fees, are reflected as reductions to revenue.  Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular ad, are reflected as sales and marketing expenses.

Subscription Revenues

Subscription revenues are recognized in accordance with SAB No. 101, as amended by SAB No. 104. Subscription revenues are derived from World of Warcraft, a game that is playable through Blizzard’s servers on a subscription-only basis. After the first month of free usage that is included with the boxed software, the World of Warcraft end user may enter into a subscription agreement for additional access. Subscription revenues received are deferred and recognized as subscription revenues ratably over the subscription period. Revenue from the sale of prepaid cards, sold through retail outlets and other stores, is deferred and recognized as subscription revenue ratably beginning when the cards are first activated. Revenue from Internet gaming rooms in Asia is recognized upon usage of the time packages sold. Ancillary revenues associated with subscriptions are recognized ratably over the estimated customer life.

Licensing Revenues

Third-party licensees in China and Taiwan distribute and host Blizzard’s World of Warcraft game in their respective countries under a license agreement with Blizzard. The licensees paid certain minimum, non-refundable, generally recoupable guaranteed royalties when entering into the licensing agreements. Upon receipt of the recoupable advances, we defer their recognition and recognize the revenues in subsequent periods as these advances are recouped by the licensees. As the licensees pay additional royalties above and beyond those initially advanced, we recognize these additional royalties as revenues based on activation of the underlying prepaid time by the end users.

With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

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

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, and consistent delivery to us of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the brand; console hardware life cycle; Activision Blizzard sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title’s recent sell-through history (if available); marketing trade programs; and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience we believe our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our September 30, 2008 allowance for returns and price protection would impact net revenues by $2 million.

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

We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. (“SFAS No. 86”) Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product’s release, we expense, as part of “cost of sales—software royalties and amortization,” capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense.

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

Amortizable Intangible Assets

Intangible assets subject to amortization are carried at cost less accumulated amortization. Amortizable intangible assets consist of internally developed franchises, acquired developed software, acquired game engines, favorable leases and distribution agreements, and other intangibles related primarily to licensing activities and retail customer relationships. Intangible assets subject to amortization are amortized over the estimated useful life in proportion to the pattern in which the economic benefits are consumed, which for some intangibles assets are approximated by using the straight-line method. Long-lived assets including amortizable intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and amortizable intangible assets is based on the amount by which the carrying value exceeds the fair value of the asset.

Stock-based Compensation Expense

We account for stock-based compensation in accordance with SFAS No. 123R.  SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations (see Note 17 to the Consolidated Financial Statements for additional information.)

We estimate the value of employee stock options on the date of grant using a binomial-lattice model.  The fair value of a share-based payment as of the grant date estimated by an option pricing model depends upon our future stock price as well as assumptions concerning expected volatility, risk-free interest rate, and risk-adjusted stock return, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior.  Statistical methods were used to estimate employee type specific termination rates.  These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior.  Employee type specific estimates of ETTE were used to reflect employee exercise behavior.  ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period.  These probabilities were then used to estimate ETTE.  The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.  The weighted-average estimated value of employee stock options granted during the three months ended September 30, 2008 was $6.59 per share using the binomial-lattice model with the following weighted-average assumptions:

Three months ended September 30, 2008
Expected volatility	50.61%
Risk-free interest rate	4.03%
Expected dividends	—

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and SAB No. 107.  These methods included the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility.  Based on these methods, for options granted during the three months ended September 30, 2008, the expected stock price volatility ranged from 46.15% to 51.42%, with a weighted-average volatility of 50.61% for options granted during the quarter ended September 30, 2008.

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

Selected Consolidated Statements of Operations Data

The following table sets forth certain Consolidated Statements of Operations data for the periods indicated as a percentage of total net revenues and also breaks down net revenues by territory, and platform, (amounts in millions):

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007

Net Revenues:

Product sales	$413	58%	$98	30%	$553	40%	$246	27%
Subscription, licensing, and other revenues	298	42	228	70	834	60	650	73
Total net revenues	711	100	326	100	1,387	100	896	100

Costs and expenses:
Cost of sales – product costs	279	39	31	9	350	25	95	10
Cost of sales – software royalties and amortization	50	7	5	2	88	6	14	2
Cost of sales – intellectual property licenses	36	5	1	—	45	3	5	1
Cost of sales – MMOG	43	6	40	12	123	9	146	16
Product development	200	28	117	36	414	30	327	36
Sales and marketing	142	20	46	14	220	16	105	12
Restructuring costs	61	9	—	—	61	4	(1)	—
General and administrative	94	13	29	9	172	13	71	8

Total costs and expenses	905	127	269	82	1,473	106	762	85

Operating income (loss)	(194)	(27)	57	18	(86)	(6)	134	15

Investment income (loss), net	24	3	(2)	(1)	28	2	(5)	(1)

Income before income tax provision (benefit)	(170)	(24)	55	17	(58)	(4)	129	14

Income tax provision (benefit)	(62)	(9)	7	2	(22)	(1)	(12)	(2)

Net income (loss)	$(108)	(15)%	$48	15%	$(36)	(3)%	$141	16%

Net Revenues by Territory:
North America	$295	41%	$147	45%	$591	43%	$422	47%
Europe	348	49	122	37	627	45	374	42
Asia Pacific	62	9	54	17	153	11	91	10
Total territory net revenues	705	99	323	99	1,371	99	887	99

Activision Blizzard’s non-core exit operations	6	1	3	1	16	1	9	1

Total net revenues	$711	100%	$326	100%	$1,387	100%	$896	100%

Net Revenues by Platform Mix:
MMOG	$271	38%	$269	83%	$828	60%	$746	84%
Console	272	38	16	5	335	24	53	6
Hand-held	81	11	7	2	102	7	21	2
PC	25	4	31	9	50	4	67	7

Total platform net revenues	649	91	323	99	1,315	95	887	99

Distribution:
Software	39	6	—	—	39	3	—	—
Hardware and peripherals	16	2	—	—	16	1	—	—
Other	1	—	—	—	1	0	—	—

Total distribution net revenues	56	8	—	—	56	4	—	—

Activision Blizzard’s non-core exit operations	6	1	3	1	16	1	9	1

Total net revenues	$711	100%	$326	100%	$1,387	100%	$896	100%

Third quarter highlights

Operating highlights (amounts in millions)

	Three months ended September 30,			Nine months ended September 30,
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Net revenues:
Activision	$364	$43	$321	$457	$108	$349
Blizzard	297	249	48	866	856	10
Distribution	56	—	56	56	—	56
Activision Blizzard’s core operations	717	292	425	1,379	964	415
Activision Blizzard’s non-core exit operations	6	3	3	16	9	7

Reportable segments total	$723	$295	$428	$1,395	$973	$422
Reconciliation to consolidated net revenues:
Net effect from deferral net revenues	(12)	31		(8)	(77)
Consolidated net revenues	$711	$326		$1,387	$896

Segment income (loss) from operations:
Activision	$(26)	$(19)	$(7)	$(61)	$(79)	$18
Blizzard	146	132	14	447	447	—
Distribution	2	—	2	3	—	3
Activision Blizzard’s core operations	122	113	9	389	368	21
Activision Blizzard’s non-core exit operations	(110)	(40)	(70)	(251)	(86)	(165)

Reportable segments total	$12	$73	(61)	$138	$282	(144)
Reconciliation to consolidated operating income (loss):
Net effect from deferral of net revenues and costs of sales	(12)	28		(7)	(67)
Stock-based compensation expenses	(26)	(43)		(47)	(77)
Restructuring expenses	(61)	—		(61)	(1)
Amortization of intangible assets and purchase price accounting related adjustments	(90)	(1)		(92)	(3)
Integration and restructuring costs	(17)	—		(17)	—

Total consolidated operating income (loss)	$(194)	$57		$(86)	$134

Total reportable segments net revenues increased by $428 million and $422 million for the three and nine months ended September 30, 2008, respectively, when compared to the same periods ended September 30, 2007. The increase was mainly attributable to:

•                  The consummation of the Business Combination, which resulted in revenues from Activision, Inc. being included from the date of the Business Combination but not for prior periods;

•                  The current quarter release of an affiliated LucasArts’ title, Star Wars: The Force Unleashed, in Europe and Asia Pacific, The Mummy: Tomb of the Dragon of the Emperor, and several other value Wii titles releases such as Little League World Series Baseball 2008, Ferrari Challenge Trofeo Pirelli, and Rapala Fishing Frenzy;

•                  The first six months of calendar 2008 releases of Spiderwick and The Bourne Conspiracy versus no new releases for the same periods of calendar 2007;

•                  Activision’s catalog sales of Guitar Hero III: Legends of Rock, Guitar Hero: Aerosmith, Guitar Hero: On Tour, Call of Duty: Modern Warfare and Kung Fu Panda contributed the majority of Activision net revenues for the three months ended September 30, 2008;

•                  The worldwide number of World of Warcraft subscribers increased, which is mainly attributable to the release of the first expansion pack of World of Warcraft The Burning Crusade in January 2007 which also led to the higher box sales of World of Warcraft, and additional value added services by Blizzard; and

•                  International net revenues were impacted by a year over year weakening of the U.S. Dollar in relation to GBP, EUR and AUD.  We estimate that foreign exchange rates increased reported consolidated net revenues by approximately $4 million and $9 million for the three and nine months ended September 30, 2008, respectively.

For the three and nine months ended September 30, 2007 (which was prior to consummation of the Business Combination), Activision, Inc.’s revenues from its Publishing segment were $254 million and $892 million, respectively, and Vivendi Games’ revenues from what is now the Company’s Activision segment were $43 million and $108 million, respectively.  For the three and nine months ended September 30, 2008, the Company’s Activision segment reported revenues of $364 million, which does not include $35 million of revenues recorded by Activision Inc.’s Publishing segment during the period from July 1, 2008 until consummation of the Business Combination of July 9, 2008 and $1,092 million for the six months ended June 30, 2008.  The year-over-year increase in revenue was primarily due to the increased number of skus for Guitar Hero franchises, and the success of Call of Duty: Modern Warfare.

For the three and nine months ended September 30, 2007 (which was prior to consummation of the Business Combination), Activision, Inc.’s revenues from its Distribution segment were $64 million and $234 million, respectively.  For the three and nine months ended September 30, 2008, the Company’s Distribution segment reported revenues of $56 million, which does not include $18 million of revenues recorded by Activision Inc.’s Distribution segment during the period from July 1, 2008 until consummation of the Business Combination of July 9, 2008 and $165 million for the six months ended June 30, 2008.  The slight increase year-over-year was mainly attributable to a year over year weakening of the U.S. Dollar in relation to Euros.  The increase in Activision net revenue contributed to the increase, partially offset by approximately $2 million due to foreign exchange rates.

Total segment operating income for the three and nine months ended September 30, 2008 were driven by the following:

•                  The increase in net revenues of Activision Blizzard’s core operations as previously noted; and

•                  The consummation of the Business Combination, which resulted in operating income (losses) from Activision, Inc. being included from the date of the Business Combination but not for prior periods.

Partially offset by

•                  The segment operating losses from Activision Blizzard’s non-core exit operations that the Company has begun to exit or wind down; and

•                  Write off of capitalized software development costs of totaling $61 million and $71 million for the three and nine months ended September 30, 2008, respectively, as a result of the rationalization of our title portfolio.

Cash Flow Highlights (amounts in millions)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	Increase/ (Decrease)

Cash flows provided by operating activities	$125	$308	$(183)
Cash flows provided by (used in) investing activities	1,078	(45)	1,123
Cash flows provided by (used in) financing activities	1,607	(294)	1,901

For the nine months ended September 30, 2008, the following major cash activities occurred:

•                  Activision, Inc. cash and cash equivalents of approximately $1.1 billion was transferred to Activision Blizzard upon the Business Combination;

•                  Upon the Business Combination, Vivendi purchased 126 million shares of our common stock for $1.7 billion, and as specified in the Business Combination Agreement, Activision Blizzard returned capital to Vivendi of approximately $79 million and settled balances with Vivendi of approximately $79 million in the financing activities;

•                  We have received net proceeds from exercises of stock options and ESPP amounting to $19 million during the current quarter; and

•                  We have paid the participants in the BEP $106 million as a result of the Business Combination.

On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $1 billion of our common stock. Under this program, we may repurchase our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions. We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued by the Company at any time.

Results of Operations – Three and Nine Months Ended September 30, 2008 and 2007

Special Note - The consummation of the Business Combination has resulted in financial information of Activision, Inc. being included from the date of the Business Combination (i.e. from July 9, 2008 onwards) but not for prior periods.

Net Revenues

We primarily derive revenue from sales of packaged interactive software games designed for play on video game consoles (such as the PS3, PS2, Xbox360, and Wii), PCs, and hand-held game devices (such as the NDS, and PSP) as well as from subscriptions revenues (which consists of fees from individuals playing World of Warcraft, and other ancillary online revenues).  We also derive revenue from our distribution business in Europe, which provides logistical and sales services to third-party publishers of interactive entertainment software, to our own publishing operations, and to third-party manufacturers of interactive entertainment hardware.  The following table shows the three months segments total net revenues (amounts in millions):

	Three months ended September 30,
			Increase/
	2008	2007	(Decrease)

Activision	$364	$43	$321
Blizzard	297	249	48
Distribution	56	—	56
Activision Blizzard’s core operations	717	292	425
Activision Blizzard’s non-core exit operations	6	3	3

Reportable segments total	$723	$295	$428
Reconciliation to consolidated net revenues:
Net effect from deferral net revenues	(12)	31
Consolidated net revenues	$711	$326

Segments total net revenues for the three months ended September 30, 2008 increased by $428 million. The increase was primarily due to:

•                  The consummation of the Business Combination, which resulted in revenues from Activision, Inc. being included from the date of the Business Combination but not for prior periods;

•                  Increase in subscription and licensing revenues as a result of the increased number of World of Warcraft subscribers, and additional value-added services; and

•                  Current quarter release of an affiliated LucasArts’ title, Star Wars: The Force Unleashed, in Europe and Asia Pacific, the release of The Mummy: Tomb of the Dragon Emperor, several other value Wii title releases, such as Little League World Series Baseball 2008, Ferrari Challenge Trofeo Pirelli, and Rapala Fishing Frenzy, and also the continued momentum of Activision’s catalog sales of Guitar Hero III: Legends of Rock, Guitar Hero: Aerosmith, Guitar Hero: On Tour, Call of Duty: Modern Warfare and Kung Fu Panda which contributed to the current quarter product sales.

The following table shows the nine months segments total net revenues (amounts in millions):

	Nine months ended September 30,
			Increase/
	2008	2007	(Decrease)

Activision	$457	$108	$349
Blizzard	866	856	10
Distribution	56	—	56
Activision Blizzard’s core operations	1,379	964	415
Activision Blizzard’s non-core exit operations	16	9	7

Reportable segments total	$1,395	$973	$422
Reconciliation to consolidated net revenues:
Net effect from deferral net revenues	(8)	(77)
Consolidated net revenues	$1,387	$896

Segment total net revenues for the nine months ended September 30, 2008 increased by $422 million as compared to the same period of prior year. The increase was mainly due to:

•                  The consummation of the Business Combination, which resulted in revenues from Activision, Inc. being included from the date of the Business Combination but not for prior periods;

•                  An increase in product sales from the catalog sales of Guitar Hero III: Legends of Rock, Guitar Hero: Aerosmith, Guitar Hero: On Tour, Call of Duty: Modern Warfare, and Kung Fu Panda. Spiderwick and The Bourne Conspiracy also contributed to the product sales for the nine months ended September 30, 2008. This compares to the first nine months of 2007 when product sales were primarily from the “boxed” sales of World of Warcraft and World of Warcraft The Burning Crusade, as well as sales from the back catalog franchise of F.E.A.R., and initial sales of the action-strategy game World in Conflict; and

•                  Increase in subscription and licensing revenues due to increase in the number of World of Warcraft subscribers, and additional value added services.

The following table details our consolidated net revenues by territory for the three months ended September 30, 2008 and 2007 (amounts in millions):

	Three months ended September 30,		Increase/
	2008	2007	(Decrease)
Territory net revenues
North America	$295	$147	$148
Europe	292	122	170
Asia Pacific	62	54	8
Total Territory net revenues	649	323	326
Distribution net revenues	56	—	56
Activision Blizzard’s non-core exit operations	6	3	3

Consolidated net revenues	$711	$326	$385

Geographically, all regions recorded an increase in net revenues as compared to the same period of prior year. The increase was primarily attributable to the following:

•                  The consummation of the Business Combination, which resulted in revenues from Activision, Inc. being included from the date of the Business Combination but not for prior periods;

•                  Back catalog sales of Guitar Hero III: Legends of Rock, Guitar Hero: Aerosmith, Guitar Hero: On Tour, Call of Duty: Modern Warfare and Kung Fu Panda;

•                  The release of an affiliated LucasArts’ title, Star Wars: The Force Unleashed in the current quarter in Europe and Asia Pacific; and

•                  Increase in the number of World of Warcraft subscribers, and additional value added services.

The following table details our consolidated net revenues by territory for the nine months ended September 30, 2008 and 2007 (amounts in millions):

	Nine months ended September 30,		Increase/
	2008	2007	(Decrease)
Territory net revenues
North America	$591	$422	$169
Europe	571	374	197
Asia Pacific	153	91	62
Total Territory net revenues	1,315	887	428
Distribution net revenues	56	—	56
Activision Blizzard’s non-core exit operations	16	9	7

Consolidated net revenues	$1,387	$896	$491

Geographically, all regions recorded an increase in net revenues as compared to the same period of prior year. The increase was primarily attributable to the following:

•                  The consummation of the Business Combination, which resulted in revenues from Activision, Inc. being included from the date of the Business Combination but not for prior periods;

•                  Back catalog sales of Guitar Hero III: Legends of Rock, Guitar Hero: Aerosmith, Guitar Hero: On Tour, Call of Duty: Modern Warfare and Kung Fu Panda; and

•                  The full nine months net revenues in China since the release of the first expansion pack of World of Warcraft The Burning Crusade in September 2007, and the release of Battlechest which is a bundle package of original World of Warcraft and World of Warcraft The Burning Crusade in October 2007.

This compared to the first nine months ended September 30, 2007 when net revenues were driven by the higher performance of World of Warcraft, including the impact of The Burning Crusade launch in the first quarter of 2007 in North America and Europe, and in the third quarter of 2007 in Asia Pacific.

Net Revenues by Platform

The following table details our net revenues by platform and as a percentage of total platform net revenues for the three months ended September 30, 2008 and 2007 (amounts in millions):

	Three months ended September 30,	% of total platform	Three months ended September 30,	% of total platform	Increase/
	2008	net revs.	2007	net revs.	(Decrease)

Platform net revenues
MMOG	$271	42%	$269	83%	$2

PC	25	4%	31	10%	(6)

Console
Sony PlayStation 3	60	9%	1	0%	59
Sony PlayStation 2	57	9%	12	4%	45
Microsoft Xbox360	72	11%	1	0%	71
Nintendo Wii	83	13%	2	1%	81

Total Console	272	42%	16	5%	256

Hand-held	81	12%	7	2%	74

Total Platform net revenues	649	100%	323	100%	326
Distribution	56		—		56
Activision Blizzard’s non-core exit operations	6		3		3

Total consolidated net revenues	$711		$326		$385

Net revenues from MMOG increased mainly due to the increase in World of Warcraft subscribers, and additional value added services when compared to the same period of prior year.

Net revenues from various consoles and hand-held platforms increased when compared to the same period of prior year due to the growing installed base for the hardware platforms (in particular, the Wii, PS3 and Xbox360) and increased number of titles and skus available from Activision as compared to the titles and skus released by Vivendi Games. The consummation of the Business Combination resulted in revenues from Activision, Inc. being included from the date of the Business Combination but not for prior periods.  Specifically, according to the NPD Group, Gfk and Charttrack, for the quarter ended September 30, 2008, and measured by dollars of net revenues:

•                  Activision was the #1 Third Party publisher on the Wii worldwide;

•                  Guitar Hero: On Tour continues to be the #1 title on the NDS hand-held platform worldwide, and Activision continues to be the #2 Third Party publisher on the NDS hand-held platform; and

•                  Activision was the #2 Third Party publisher for the PS3 and PS2 worldwide.

Overall, Activision was the #3 US console, hand-held platforms and PC publisher for the quarter ended September 30, 2008.

The following table details our net revenues by platform and as a percentage of total platform net revenues for the nine months ended September 30, 2008 and 2007 (amounts in millions):

	Nine months ended September 30,	% of total platform	Nine months ended September 30,	% of total platform	Increase/
	2008	net revs.	2007	net revs.	(Decrease)

Platform net revenues
MMOG	$828	63%	$746	84%	$82

PC	50	4%	67	8%	(17)

Console
Sony PlayStation 3	77	6%	12	1%	65
Sony PlayStation 2	80	6%	30	3%	50
Microsoft Xbox360	88	6%	6	1%	82
Nintendo Wii	90	7%	5	1%	85

Total console	335	25%	53	6%	282

Hand-held	102	8%	21	2%	81

Total Platform net revenues	1,315	100%	887	100%	428
Distribution	56		—		56
Activision Blizzard’s non-core exit operations	16		9		7

Total consolidated net revenues	$1,387		$896		$491

Net revenues from MMOG increased mainly due to the increase in World of Warcraft subscribers, and additional value added services when compared to the same period of prior year.

Net revenues from various consoles and hand-held platforms increased when compared to the same period of prior year due to the growing installed base for the hardware platforms (in particular, the Wii, the PS3 and the Xbox360) and increased number of titles and skus available from Activision Blizzard as compared to the number of titles and skus released by Vivendi Games. The increase was contributed by the sales of The Bourne Conspiracy, Spiderwick, Crash of the Titans and Spyro the Eternal Night for the nine months ended September 30, 2008 versus primarily F.E.A.R  on the PS3 and back catalog sales in the same period of 2007. The consummation of the Business Combination resulted in revenues from Activision, Inc. being included from the date of the Business Combination but not for prior periods. Further, according to the NPD Group, Gfk and Charttrack, for the nine months ended September 30, 2008, and measured by dollars of net revenues:

•                  Activision was #1 Third Party publisher on the Wii with Guitar Hero III: Legends of Rock which continued to be the #1 Third Party Wii title; and

•                  Call of Duty: Modern Warfare is the #3 title for the Xbox 360, and Guitar Hero III: Legends of Rock is the #5 title for the Xbox 360.

Costs and Expenses

Cost of Sales

The following table details our nature of cost of sales and as a percentage of total consolidated net revenues for the three months ended September 30, 2008 and 2007 (amounts in millions):

	Three months		Three months
	ended September 30,	% of consolidated	ended September 30,	% of consolidated	Increase/
	2008	net revenues	2007	net revenues	(Decrease)

Product costs	$279	39%	$31	9%	$248
Software royalties and amortization	50	7%	5	2%	45
Intellectual property licenses	36	5%	1	0%	35
MMOG	43	6%	40	12%	3

For the three months ended September 30, 2008, cost of sales increased primarily due to:

•                  The consummation of the Business Combination, which resulted in cost of sales from Activision, Inc. being included from the date of the Business Combination but not for prior periods;

•                  The amount of amortization of intangible assets and other purchase price accounting related adjustments of $8 million, $24 million and $22 million included in cost of sales – product costs, cost of sales – software royalties and amortization, and cost of sales – intellectual property licenses, respectively;

•                  Higher product costs of the release of an affiliated LucasArt’s title Star Wars: The Force Unleashed in Europe and Asia Pacific in the current quarter and catalog title Lego: Indiana Jones the Original Adventures; and

•                  Cost of sales from our back catalog titles included in the current quarter since the Business Combination.

The following table details our nature of cost of sales and as a percentage of total consolidated net revenues for the nine months ended September 30, 2008 and 2007 (amounts in millions):

	Nine months		Nine months
	ended September 30,	% of consolidated	ended September 30,	% of consolidated	Increase/
	2008	net revenues	2007	net revenues	(Decrease)

Product costs	$350	25%	$95	10%	$255
Software royalties and amortization	88	6%	14	2%	74
Intellectual property licenses	45	3%	5	1%	40
MMOG	123	9%	146	16%	(23)

For the nine months ended September 30, 2008, cost of sales increased primarily due to:

•                  The consummation of the Business Combination, which resulted in cost of sales from Activision, Inc. being included from the date of the Business Combination but not for prior periods;

•                  Amortization of intangible assets and other purchase price accounting related adjustments of $8 million, $26 million, and $22 million included in cost of sales – product costs, cost of sales – software royalties and amortization, and cost of sales – intellectual property licenses, respectively;

•                  Higher product costs of the release of an affiliated LucasArt’s title Star Wars: The Force Unleashed in Europe and Asia Pacific in the current quarter and catalog title Lego: Indiana Jones the Original Adventures;

•                  Cost of sales from our back catalog titles included in the current quarter upon the Business Combination;

•                  Higher royalties expenses for released titles during the nine months ended September 30, 2008, such as The Bourne Conspiracy; and

•                  Pre-release impairments on certain Vivendi Games’ titles of approximately $12 million.

Product Development (amounts in millions)

		% of		% of
	September 30,	Activision & Blizzard	September 30,	Activision & Blizzard	Increase/
	2008	net revenues	2007	net revenues	(Decrease)

Three months ended	$200	31%	$117	36%	$83
Nine months ended	414	31%	327	37%	87

For the three and nine months ended September 30, 2008, product development costs increased as compared to the same periods of prior year. The increase was primarily attributable to the following:

•                  The consummation of the Business Combination, which resulted in product development expenses from Activision, Inc. being included from the date of the Business Combination but not for prior periods;

•                  Write-off of capitalized software development costs of canceled titles totaled $61 million and $71 million for the three and nine months ended September 30, 2008 as a result of the rationalization of our title portfolio; and

•                  Continuous product development investment for the slate of future titles.

Sales and Marketing (amounts in millions)

		% of		% of
	September 30,	consolidated	September 30,	consolidated	Increase/
	2008	net revenues	2007	net revenues	(Decrease)

Three months ended	$142	20%	$46	14%	$96
Nine months ended	220	16%	105	12%	115

For the three and nine months ended September 30, 2008, sales and marketing increased when compared to the same periods of prior year. The increase in sales and marketing was mainly the result of:

•                  The consummation of the Business Combination, which resulted in sales and marketing from Activision, Inc. being included from the date of the Business Combination but not for prior periods;

•                  Amortization of intangible assets of $36 million for the three and nine months ended September 30, 2008 relating to retail customer relationships; and

•                  Marketing expenses spent on the releases of The Bourne Conspiracy, The Mummy, and Spiderwick during the first nine months of 2008 versus no new titles released in the same period of 2007.

The increased spending on these current year titles releases was partially offset by lower sales and marketing expenses in Blizzard which were slightly lower during 2008 as compared to 2007 due to the release of World of Warcraft The Burning Crusade in January 2007.

Restructuring Charges (amounts in millions)

		% of		% of
	September 30,	consolidated	September 30,	consolidated	Increase/
	2008	net revenues	2007	net revenues	(Decrease)

Three months ended	$61	9%	$—	0%	$61
Nine months ended	61	4%	(1)	0%	62

We have implemented an organizational restructuring as a result of the Business Combination in the September quarter of calendar 2008.  This organizational restructuring is to integrate different operations to create the streamlined organization of Activision Blizzard.  The implementation of the organizational restructuring caused certain staff, related premises and equipment assets to become redundant and have been expensed. We also communicated to the redundant employees and ceased use of certain offices under operating lease contracts. For the current quarter, the majority of the restructuring activities were focused on North America employees and facilities. Impairment of goodwill and other intangibles and write-offs of prepaid royalties and intellectual licenses were also recorded as a result.  We anticipate completely exiting or winding down our non-core operations by June 2009 inclusive of the organizational restructuring activities as a result of the Business Combination. For the next nine months, we anticipate incurring between $75 million and $100 million of additional before tax restructuring charges, and after tax cash restructuring charges between $45 million and $60 million relating to the Business Combination. Overall, including charges incurred through September 30, 2008, we expect to incur cash and non-cash before tax restructuring charges between $135 million and $160 million by June 30, 2009, with an after tax cash impact between $70 million and $90 million. The after tax cash charges are expected to consist primarily of employee-related severance cash costs (approximately $55 million), facility exit cash costs (approximately $25 million) and cash contract terminations (approximately $10 million).  Separately, these restructuring charges are expected to be partially offset by approximately between $30 million and $50 million of cash proceeds from asset disposals and cash after tax benefits related to the streamlining of the Vivendi Games title portfolio (See Note 10 of the Consolidated Financial Statements for more detail).

General and Administrative (amounts in millions)

		% of		% of
	September 30,	consolidated	September 30,	consolidated	Increase/
	2008	net revenues	2007	net revenues	(Decrease)

Three Months Ended	$94	13%	$29	9%	$65
Nine Months Ended	172	13%	71	8%	101

For the three and nine months ended September 30, 2008, general and administrative costs increased in absolute amount and as percentage of consolidated net revenues. The increase was mainly attributable to:

•                  The consummation of the Business Combination, which resulted in general and administrative expenses from Activision, Inc. being included from the date of the Business Combination but not for prior periods;

•                  Integration and reorganization expenses incurred relating to the Business Combination;

•                  Stock option expenses totaled $15 million for the current quarter of grants to general and administrative employees;

•                  Increased legal fees; and

•                  Increased salary and benefit costs.

The increase is partially offset by approximately $7 million and $23 million for the three and nine months ended September 30, 2008, respectively, credit on stock-based compensation, resulting from a lower fair value for the cash-settled awards based on Vivendi’s stock price.

Investment Income (Loss), Net (amounts in millions)

		% of		% of
	September 30,	Consolidated	September 30,	Consolidated	Increase/
	2008	net revenues	2007	net revenues	(Decrease)

Three months ended	$24	3%	$(2)	(1)%	$26
Nine months ended	28	2%	(5)	(1)%	33

Our investment portfolio, comprised primarily of cash and cash equivalents, is approximately $3 billion as of September 30, 2008. Investment income for the three and nine months ended September 30, 2008 were primarily derived from the interest income from investment in money market funds, mark-to-market gains on our outstanding currency forward contracts, and other investment income from the sale of one of our previously written-off investments, compared with net interest expense a year ago.

Provision (Benefit) for Income Taxes (amounts in millions)

		% of		% of
	September 30,	Pretax	September 30,	Pretax	Increase/
	2008	income	2007	income	(Decrease)

Three months ended	$(62)	36.5%	$7	12.7%	$(69)
Nine months ended	$(22)	37.9%	(12)	9.3%	(10)

The income tax benefit of $62 million for the three months ended September 30, 2008 reflects our effective income tax rate benefit for the quarter of 36.5%.  The significant items that generate the variance between our effective rate for the three-months ended September 30, 2008 and our statutory rate of 35% were the result of the state income taxes provided, net of federal benefit, foreign income taxes, goodwill impairment, and California research and development tax credits.

For the nine months ended September 30, 2008 our effective tax rate benefit of 37.9% differs from the effective tax rate benefit of 9.3% for the nine months ended September 30, 2007.   The difference is due to the recognition of the California Research and Development tax credit and IRC 199 Domestic Production Deduction in the third quarter of 2008, and tax benefits from net operating losses surrendered when compared to those estimated at September 30, 2007, as a result of meeting the more likely that not recognition criteria in the fourth quarter of 2007.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	September 30, 2008	December 31, 2007	Increase/ (Decrease)
Cash and cash equivalents	$2,842	$62	$2,780
Short-term investments	94	3	91
	$2,936	$65	$2,871

Percentage of total assets	21%	7%

	For the nine months ended September 30,		Increase/
	2008	2007	(Decrease)

Cash flows provided by operating activities	$125	$308	$(183)
Cash flows provided by (used in) investing activities	1,078	(45)	1,123
Cash flows provided by (used in) financing activities	1,607	(294)	1,901

As of September 30, 2008, our primary source of liquidity was approximately $2.8 billion of cash on hand and cash equivalents.  Through the Business Combination, we have acquired and received capital contributions of approximately $2.8 billion of cash and cash equivalents. With our liquid investment portfolio, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital (approximately $3.1 billion at September 30, 2008), as well as availability under our credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, to finance the acquisition of intellectual property rights for future products from third parties, and to fund the stock repurchase program we announced on November 5, 2008.

On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $1 billion of our common stock. Under this program, we may repurchase our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions. We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued by the Company at any time.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products and our subscription revenues, offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers and intellectual property holders and to our employees.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.  Our future cash commitments relating to these investments are detailed in Note 16 of the Consolidated Financial Statements.

For the nine months ended September 30, 2008 and 2007, cash flows provided by operating activities were $125 million and $308 million, respectively.  The principal components comprising cash flows provided by operating activities for the nine months ended September 30, 2008 included investment in software development and intellectual property licenses, and decreases in accounts receivable due to the collection of receivables.

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

For the nine months ended September 30, 2008 and 2007, cash flows provided by investing activities were $1.1 billion and used in investing activities were $45 million, respectively.  For the nine months ended September 30, 2008, cash flows provided by investing activities were primarily the result of the reverse acquisition of Activision, Inc., as partially offset by cash paid for capital expenditures, acquisition of Freestyle Games, Ltd., and an increase in restricted cash to qualify for payment terms on our inventory purchases.

Due to uncertainties surrounding the timing of liquidation of our auction rate securities, which are comprised of investment grade debt obligations secured by higher education student loans, all our investments in such securities were classified as long-term investments in our consolidated balance sheets as of September 30, 2008. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. On an industry-wide basis, many auctions have failed, and there is, as yet, no meaningful secondary market for these instruments. Each of the auction rate securities in our investment portfolio as of September 30, 2008 has experienced a failed auction and there is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. In August 2008, certain affiliates of Citigroup, Inc. (“Citi”) and UBS AG (“UBS”), through which we own our auction rate securities, announced agreements in principle with various state regulatory agencies and the Securities and Exchange Commission, to address their clients’ liquidity issues arising from the auction failures.  On August 7, 2008, Citi announced that it would use its best efforts to liquidate its institutional investor clients’ auction rate securities by the end of 2009.  Citi’s final settlement is still pending. On October 7, 2008, UBS finalized its Auction Rate Securities Rights Offering Settlement, under which institutional investor clients who accept the settlement may sell certain illiquid auction rate securities to UBS at par starting June 30, 2010.  The acceptance period ends November 14, 2008, unless extended by UBS.  All of our auction rate securities held through UBS are eligible under the settlement and we have elected to participate in the settlement.

The change in fair value of the auction rate securities of approximately $2 million was recorded as a component of comprehensive income (loss) in the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2008, as the decline in fair value is not considered to be “other-than-temporary.” We have the intent and ability to hold these securities for a period of time sufficient for a recovery of fair value up to (or beyond) the initial cost of the investment.

Based on our other available cash and expected operating cash flows and financing, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Cash Flows from Financing Activities

The primary drivers of cash flows provided by financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees and the public and the purchase of treasury shares.  We have not utilized debt financing as a significant source of cash flows.  However, if needed, we may access and utilize the credit facilities that are available at certain of our international locations and are described in “Credit Facilities” in Note 16 of the Consolidated Financial Statements.

For the nine months ended September 30, 2008, cash flows provided by financing activities were $1.6 billion which was primarily the result of capital contribution from Vivendi of $1.7 billion in exchange of the issuance of 126 million shares of our common stock, the issuance of common stock related to employee stock options, partially offset by return of capital to Vivendi by Vivendi Games, repurchase of our common stock through the tender offer, and the repayment of outstanding balances to Vivendi by Vivendi Games.

Off-balance Sheet Arrangements

As of September 30, 2008 and September 30, 2007, Activision Blizzard had no relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditure, or capital resources.

Financial Disclosure

We maintain internal control over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  We also are focused on our “disclosure controls and procedures,” which as defined by the SEC are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed. SFAS No. 141(R) is effective for the Company for acquisitions closing during and subsequent to the first quarter of 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.  All of our market risk sensitive instruments are classified as instruments entered into for purposes “other than trading.”  Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated based upon actual fluctuations in interest rates, foreign currency exchange rates, and market prices and the timing of transactions.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We manage an investment portfolio consisting primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in such securities.  Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer term securities.  Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities.    As of September 30, 2008, our cash and cash equivalents, and short-term investments included money market funds and mortgage-backed securities of $2.7 billion, and $7 million, respectively.  Most of our investment portfolio is invested in short-term or variable rate securities.  Accordingly, we believe that a sharp change in interest rates would not have a material effect on our short-term investment portfolio.  We also manage our interest rate risk by maintaining sufficient cash and cash equivalent balances.  As of September 30, 2008, our investments in auction rate securities of $86 million were classified as long-term investments.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Currency volatility is monitored frequently throughout the year.  When appropriate, we enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We expect to continue to use hedging programs in the future and may use currency forward contracts, currency options and/or other derivative financial instruments to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.  We do not hold or purchase any foreign currency contracts for trading purposes.

Activision Blizzard’s foreign currency risk policy seeks to reduce risks, via Vivendi, forecasted transaction exposures, resulting primarily from cash flows generated by operations conducted in currencies other than the U.S. dollar and firm commitments, essentially relating to third-party development contracts, denominated in foreign currencies. For this purpose, Activision Blizzard enters into forward contracts with Vivendi, generally with maturities of twelve months or less, in accordance with the following procedures designed to prohibit speculative transactions:

•                  Vivendi is the sole counter-party for foreign currency transactions within Activision Blizzard, unless specific regulatory, operational, or other considerations require otherwise; and

•                  All foreign currency hedging transactions are backed, in amount and by maturity, by an identified economic underlying item.

In addition, Activision Blizzard also hedges foreign currency exposure resulting from foreign currency denominated financial assets and liabilities, consisting primarily of intercompany receivables and payables.

As of September 30, 2008 and December 31, 2007, the net notional amount of outstanding forward foreign exchange contracts was approximately $32 million and $14 million, respectively. A pre-tax net unrealized gain of approximately $3 million and $2 million for the three and nine months ended September 30, 2008, respectively, and a pre-tax net unrealized loss of approximately $- million and $2 million for the three and nine months ended September 30, 2007, respectively, resulted from the foreign exchange contracts with Vivendi were recognized in the Consolidated Statement of Operations.

Item 4. Controls and Procedures

Controls and Procedures

1) Definition and Limitations of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

2) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report.  Based on this controls evaluation, and subject to the limitations described above, the principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Prior to the consummation of the Business Combination, Activision submitted a request to the staff of the SEC for concurrence that Activision Blizzard would be permitted to exclude the business of Vivendi Games from its assessment of internal control over financial reporting in accordance with Section 404 for the year ending December 31, 2008.  The Company has been advised by the staff of the SEC that it has no objection to this request.  Accordingly, management has elected to exclude Vivendi Games from its December 31, 2008 assessment of and report on internal control over financial reporting.  The Company is currently in the process of incorporating the internal controls and procedures of Vivendi Games into the Company’s internal control over financial reporting, and expects to be able to perform an assessment of and report on internal control over financial reporting for the year ending December 31, 2009.

3) Changes in Internal Control Over Financial Reporting.

The following changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

On July 9, 2008, Activision and Vivendi Games combined their businesses as a result of the consummation of the Business Combination.  See Note 1 to the Consolidated Financial Statements included in Part I of this Form 10-Q for a description of the Business Combination.  As a result of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc.  For accounting purposes, the Business Combination is treated as a “reverse acquisition,” with Vivendi Games, Inc. deemed to be the acquirer.  The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games, Inc.

The Company’s management considers the Business Combination material to the Company’s results of operations, cash flows and financial position from the date of the acquisition through September 30, 2008, and believes that the internal control over financial reporting of Vivendi Games has a material effect on the Company’s internal control over financial reporting.

Accordingly, there have been changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Prior to July 9, 2008, Vivendi Games was a wholly owned subsidiary of Vivendi S.A.  As a wholly owned subsidiary operating as a business unit within the Vivendi S.A. group, Vivendi Games had not historically prepared financial statements for separate stand-alone purposes, had its taxable income processed within the Vivendi U.S. tax returns and did not maintain an external financial reporting group or tax group.  Internal controls were determined to be adequate to comply with Vivendi S.A.’s internal reporting requirements under International Financial Reporting Standards. For purposes of inclusion in Activision’s proxy statement related to the Business Combination, Vivendi Games prepared U.S. GAAP stand-alone financial statements for the fiscal years ended December 31, 2007 and 2006, and these stand-alone financial statements were issued after the announcement of the transaction.  It was determined that the following matters constituted material weaknesses as it related to those stand-alone financial statements.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of its financial statements, on a stand-alone U.S. GAAP basis, for the fiscal years ended December 31, 2007 and 2006, Vivendi Games did not properly design and/or operate effective controls to detect certain errors in the preparation, classification and disclosure of its financial statements; additionally, Vivendi Games did not properly design and/or operate effective controls to detect certain errors in the preparation of the stand-alone tax provision and related tax disclosures in its financial statements for the fiscal year ended December 31, 2007.

Activision, Inc.’s management concluded that Activision, Inc.’s internal control over financial reporting was effective as of March 31, 2008. Subsequent to the consummation of the Business Combination on July 9, 2008, Activision, Inc.’s management became responsible for establishing and maintaining the combined Company’s internal control over financial reporting, including financial statement preparation and reporting and tax provision preparation and reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 8, 2008, the Wayne County Employees’ Retirement System filed a lawsuit challenging the Business Combination in the Delaware Court of Chancery. The suit is a putative class action filed against the parties to the Business Combination Agreement as well as certain current and former members of our Board of Directors. The plaintiff alleges, among other things, that our current and former directors named therein failed to fulfill their fiduciary duties with regard to the Business Combination by “surrendering” the negotiating process to “conflicted management,” that those breaches were aided and abetted by Vivendi and those of its subsidiaries named in the complaint, and that the preliminary proxy statement filed by the Company on January 31, 2008 contains certain statements that the plaintiff alleges are false and misleading. The plaintiff seeks an order from the court that, among other things, certifies the case as a class action, enjoins the Business Combination, requires the defendants to disclose all material information, declares that the Business Combination is in breach of the directors’ fiduciary duties and therefore unlawful and unenforceable, awards the plaintiff and the putative class damages for all profits and special benefits obtained by the defendant in connection with the Business Combination and tender offer, and awards the plaintiff its cost and expense, including attorney’s fees.

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

In July 2006, individuals and/or entities claiming to be our stockholders filed derivative lawsuits, purportedly on our behalf, against certain current and former members of our Board of Directors as well as several of our current and former officers. Three derivative actions were filed in Los Angeles Superior Court: Vazquez v. Kotick, et al ., L.A.S.C. Case No. BC355327 (filed July 12, 2006); Greuer v. Kotick, et al. L.A.S.C. Case No. SC090343 (filed July 12, 2006); and Amalgamated Bank v. Baker, et al., L.A.S.C. Case No. BC356454 (filed August 3, 2006). These actions were consolidated by the court under the caption In re Activision Shareholder Derivative Litigation, L.A.S.C. Master File No. SC090343 (West, J.). Four derivative actions were filed in the United States District Court for the Central District of California: Pfeiffer v. Kotick, et al., C.D. Cal. Case No. CV06-4771 MRP (JTLx) (filed July 31, 2006); Hamian v. Kotick, et al., C.D. Cal. Case No. CV06-5375 MRP (JLTx) (filed August 25, 2006); Abdelnur vs. Kotick et al., C.D. Cal. Case No. CV07-3575 AHM (PJWx) (filed June 1, 2007); and Scarborough v. Kotick et al., C.D. Cal. Case No. CV07-4602 SVW (PLAx) (filed July 18, 2007). These actions were also consolidated, under the caption In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx) (Pfaelzer, J.). The consolidated complaints alleged, among other things, purported improprieties in our issuance of stock options. Plaintiffs sought various relief on our behalf, including damages, restitution of benefits obtained from the alleged misconduct, equitable relief, including an accounting and rescission of option contracts; and various corporate governance reforms. We expect that defense expenses associated with the matters will be covered by our directors and officers insurance, subject to the terms and conditions of the applicable policies.

On July 22, 2008 and July 28, 2008, all claims in the consolidated stock options dating-related shareholder derivative actions pending in the U.S. District Court for the Central District of California and in Los Angeles Superior Court, respectively, were dismissed with prejudice pursuant to the District Court’s order finally approving the Stipulation of Settlement entered into by all parties to the actions. In entering into the Stipulation of Settlement, neither we nor any of the settling parties admitted to any liability or wrongdoing. Under the terms of the court-approved Stipulation of Settlement, we are required to adopt, implement and/or maintain certain corporate governance and internal control measures, relating principally to the following: board composition, structure and practices, director independence standards, stock ownership and compensation, and education; shareholder proposal evaluation process; nomination procedures for shareholder-nominated directors; shareholder meeting procedures; executive compensation policies and procedures; insider trading controls; and stock option granting procedures. We agreed to keep these measures in place for a period of three years, subject to certain exceptions. The Stipulation of Settlement also addresses matters relating to the agreements by certain of our current and former directors and officers to reimburse the Company in connection with the receipt of options that required measurement date corrections. In the case of options already exercised, the agreements allowed reimbursement to be made either by cancellation of vested but unexercised options with a value equivalent to the additional exercise price or by payment of additional exercise price. In the case of options not yet exercised, the exercise price to be paid upon future exercise of those options is increased. In the aggregate, settling defendants have elected to cancel options to acquire approximately 800,000 shares of our common stock and have agreed to increases in the exercise prices of approximately 16.1 million options. The modification of these options did not result in any incremental compensation expense. The Stipulation of Settlement also provides for the forgiveness of approximately $2 million in legal fees previously billed to us by former outside corporate counsel. In addition, the Stipulation of Settlement provides for us to pay $10 million to plaintiffs’ attorneys for their fees and expenses, subject to court approval of such fees and expenses and subject to our reservation of all rights against our directors and officers (“D&O”) insurers, reinsurers and co-insurers. The Company paid the $10 million during the current quarter. The Stipulation of Settlement also provides that plaintiffs’ attorneys will also be entitled to 15% (up to $750,000) of any payments made by our D&O insurers to the Company in connection with the settlement, to the extent such payments constitute reimbursement of amounts above and beyond covered defense costs incurred in connection with the options matters. We have entered into settlement agreements with our first and second level excess D&O insurers (our primary D&O insurer having exhausted its policy limits prior to the parties’ entry into the Stipulation of Settlement).  We have not yet reached agreements with our third level excess D&O insurer or our D&O insurer providing “Side A/Difference in Conditions” coverage.

On July 24, 2006, we received a letter of informal inquiry from the SEC requesting certain documents and information relating to our historical stock option grant practices.  Thereafter, in early June 2007, the SEC issued a formal order of non-public investigation, pursuant to which it subpoenaed documents from us related to the investigation, and testimony and documents from certain current and former directors, officers and employees of ours.  We were recently advised by the SEC Staff in Los Angeles that they have decided to conclude this investigation without recommending any enforcement action.

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

Item 1A.  Risk Factors

Various risk factors associated with our business are included in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  In addition, the Company notes the following risk:

General economic conditions may affect our revenue and harm our business.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months.  Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and our revenue could be adversely affected.  Challenging economic conditions also may impair the ability of our customers or distributors to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable could increase.  We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Item 4.  Submission of Matters to a Vote of Security Holders

Special Meeting of Stockholders.  We held a special meeting of the Company’s stockholders on July 8, 2008 in Beverly Hills, California.  At the special meeting, the Company’s stockholders voted on the following four proposals and cast their votes as follows:

Proposal No. 1: To approve of the issuance of an aggregate of approximately 358.2 million new shares of the Company’s common stock, par value $0.000001 per share, to VGAC and Vivendi, in connection with (a) the merger of a wholly-owned subsidiary of Activision with and into Vivendi Games, and (b) the purchase of shares of the Company’s common stock by Vivendi, in each case, in accordance with the business combination agreement.

For	Against	Abstained
253,415,975	1,446,254	123,062

Proposal No. 2:  To approve the amendment and restatement of Activision’s amended and restated certificate of incorporation, subject to completion of the business combination, consisting of the following subproposals:

•                  2A—a proposal to change the combined company’s name from “Activision, Inc.” to “Activision Blizzard, Inc.”.

For	Against	Abstained
253,542,898	1,335,933	106,460

•                  2B—a proposal to increase the number of authorized shares of capital stock from 455,000,000 to 1,205,000,000.

For	Against	Abstained
251,368,826	3,532,028	84,437

•                  2C—a proposal to eliminate the Series A Junior Preferred Stock.

For	Against	Abstained
253,603,178	1,282,660	99,453

•                  2D—a proposal to include certain quorum requirements for committees of the board of directors under certain circumstances.

For	Against	Abstained
253,529,460	1,286,930	168,901

•                  2E—a proposal to require supermajority stockholder approval to amend certain sections of the certificate of incorporation.

For	Against	Abstained
236,065,488	18,802,496	117,307

•                  2F—a proposal to limit the power of the board of directors to amend certain provisions of the bylaws without stockholder approval.

For	Against	Abstained
252,651,021	2,209,350	124,920

•                  2G—a proposal to grant the directors designated by Vivendi certain voting powers when other Vivendi designees are not present at board or committee meetings.

For	Against	Abstained
252,066,841	2,580,087	338,363

•                  2H—a proposal to include limitations on certain business activities in which Vivendi may, directly or indirectly, engage or participate.

For	Against	Abstained
253,524,522	1,307,858	152,911

•                  2I—a proposal to establish procedures allocating certain corporate opportunities between Activision Blizzard and Vivendi.

For	Against	Abstained
253,465,185	1,368,686	151,420

•                  2J—a proposal to require Vivendi or Activision Blizzard to purchase all of the combined company’s issued and outstanding shares of common stock if and when Vivendi becomes the record owner of more than 90% of the issued and outstanding shares of common stock.

For	Against	Abstained
253,459,668	1,325,497	200,126

•                  2K—a proposal to establish procedures governing affiliate transactions.

For	Against	Abstained
253,571,580	1,251,957	161,754

•                  2L—a proposal to cause the combined company to be governed by Section 203 of the Delaware General Corporation Law, a statute which restricts business combinations between corporations and their significant stockholders.

For	Against	Abstained
251,823,830	3,004,282	157,179

Proposal No. 3:  To approve of the amendment of Section 7.4(a) of Activision’s third amended and restated bylaws to restrict the amendment of additional sections of the bylaws without stockholder approval, subject to the completion of the business combination.

For	Against	Abstained
252,073,788	2,676,968	234,535

Proposal No. 4:  To approve any motion to adjourn or postpone the special meeting to a later date or dates, if necessary, to solicit additional proxies if there are insufficient votes at the time of the special meeting to approve the other three items submitted.

For	Against	Abstained
237,060,523	17,802,977	121,791

Action Taken by Majority Stockholder.  Stockholders of record at the close of business on July 14, 2008 received notice that VGAC, which was the owner of approximately 54% of the Company’s issued and outstanding common stock as of that date, delivered to the Company an executed written consent:

1.               voting in favor of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 1,200,000,000 to 2,400,000,000 for the purpose of allowing the Company to effect a two-for-one stock split announced on July 11, 2008;

2.               ratifying and re-approving (as applicable) the actions taken by the stockholders of Company at its 2007 annual meeting, including:

•                  ratifying and re-approving the election of the eight directors elected to hold such office;

•                  ratifying and re-approving the Activision, Inc. 2007 Incentive Plan;

•                  re-ratifying the appointment of PricewaterhouseCoopers LLP as Activision’s independent registered public accounting firm for the fiscal year ended March 31, 2008;

•                  ratifying a stockholder proposal regarding a stockholder advisory vote on executive compensation; and

•                  voting against a stockholder proposal regarding diversity of the Company’s board of directors.

Annual Meeting of Stockholders.  We held our 2008 annual meeting of the Company’s stockholders on September 24, 2008 in Beverly Hills, California.  At the annual meeting, our stockholders voted on the following four proposals and cast their votes as follows:

Proposal No. 1: To elect 11 directors to serve until their respective successors are duly elected or appointed and qualified or until the earlier of their death, resignation or removal.

Nominee	For	Withheld
Philippe G. H. Capron	507,795,126	121,935,433

Robert J. Corti	473,313,396	156,417,163

Frédéric R. Crépin	499,937,509	129,793,050

Bruce L. Hack	507,805,211	121,925,348

Brian G. Kelly	473,851,917	155,878,642

Robert A. Kotick	477,320,144	152,410,415

Jean-Bernard Lévy	500,100,674	129,629,885

Robert J. Morgado	469,418,295	160,312,264

Douglas P. Morris	502,323,218	127,407,341

René P. Pénisson	500,084,365	129,646,194

Richard Sarnoff	495,017,901	134,712,658

Proposal No. 2:  To approve the Activision Blizzard, Inc. 2008 Incentive Plan.

For	Against	Abstained	Not Voted
549,241,724	53,707,961	97,358	26,683,516

Proposal No. 3: To approve a stockholder proposal regarding diversity of our Board of Directors.

For	Against	Abstained	Not Voted
17,633,436	540,786,041	44,627,566	26,683,516

Proposal No. 4: To approve a stockholder proposal regarding a stockholder advisory vote on executive compensation.

For	Against	Abstained	Not Voted
138,478,957	434,546,590	30,021,496	26,683,516

Item 6.  Exhibits

2.1

Business Combination Agreement, dated as of December 1, 2007, among Activision, Inc., Sego Merger Corporation, Vivendi S.A., VGAC LLC and Vivendi Games, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed December 6, 2007).

3.1	Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 15, 2008).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated August 15, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed August 15, 2008).

3.3	Amended and Restated By-Laws of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed July 15, 2008).

3.4	First Amendment to the Amended and Restated By-Laws of Activision Blizzard, Inc., dated July 28, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 31, 2008).

10.1	Notice of Stock Option Award for grants to non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.2	Notice of Stock Option Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.3	Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.4	Notice of Restricted Share Unit Award for grants to officers issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.5

Notice of Restricted Share Unit Award for grants to independent directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.6

Notice of Restricted Share Unit Award for grants to independent directors upon their reelection to the board (other than in connection with 10 years of continuous service) issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.7	Notice of Restricted Share Unit Award for grants to non-employee directors resident in France issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.8	Notice of Restricted Share Unit Award for grants to persons other than officers or directors issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.9	Addendum to Stock Option Agreement, dated as of June 1, 2006, between Thomas Tippl and Activision, Inc.

10.10	Amendment to the Employment Agreement, dated as of July 7, 2008, between Robert A. Kotick and Activision, Inc.

10.11	Employment Agreement, dated July 8, 2008, between Ronald Doornink and Activision Publishing, Inc.

10.12	Description of the Non-Employee Director Compensation Program adopted on July 17, 2008.

10.13

Investor Agreement, dated as of July 9, 2008, among Activision Blizzard, Inc., Vivendi S.A., VGAC LLC, and Vivendi Games, Inc. (incorporated by reference to Exhibit 10.1 of Activision Blizzard’s Form 8-K, filed July 15, 2008).

10.14

Tax Sharing Agreement, dated as of July 9, 2008, among Activision Blizzard, Inc., Vivendi Holding I Corp., Vivendi Games, Inc. (incorporated by reference to Exhibit 10.2 of Activision Blizzard’s Form 8-K, filed July 15, 2008).

10.15	Amendment to the Credit Agreement, dated as of July 8, 2008, between Activision Blizzard, Inc. and Vivendi S.A.

10.16	Notice of Performance Share Award to Robert A. Kotick, dated as of July 9, 2008.

10.17	Notice of Restricted Share Unit Award to Robert A. Kotick, dated as of July 9, 2008.

10.18	Notice of Restricted Share Unit Award to Brian G. Kelly, dated as of July 9, 2008.

10.19	Employment Agreement, dated as of December 1, 2007, between Michael Morhaime and Vivendi Games, Inc.

10.20	Assignment and Assumption of Morhaime Employment Agreement, dated as of July 9, 2008, between Vivendi Games. Inc. and Activision Blizzard, Inc.

10.21	Stock Option Agreement, dated June 15, 2005 and amended and restated as of July 9, 2008, between Michael Griffith and Activision Blizzard, Inc.

10.22	Restricted Stock Agreement, dated June 15, 2005 and amended and restated as of July 9, 2008, between Michael Griffith and Activision Blizzard, Inc.

10.23	Notice of Share Option Award to Michael Morhaime, dated as of July 9, 2008.

10.24	Notice of Share Option Award to Michael J. Griffith, dated as of July 11, 2008.

10.25	Notice of Restricted Share Unit Award to Michael J. Griffith, dated as of July 11, 2008.

10.26	Notice of Share Option Award to Ronald Doornink, dated as of July 11, 2008.

10.27	Notice of Restricted Share Unit Award to Ronald Doornink, dated as of July 11, 2008.

10.28	Employment Agreement, dated as of December 1, 2007, between Bruce L. Hack and Vivendi Holding I Corp.

10.29	Assignment and Assumption of Hack Employment Agreement, dated as of July 9, 2008, between Vivendi Holding I Corp. and Activision Blizzard, Inc.

10.30	Notice of Share Option Award to Bruce L. Hack, dated as of July 14, 2008.

10.31	Employment Agreement, dated July 16, 2008, between Jean-François Grollemund and Activision Blizzard, Inc.

10.32	Notice of Restricted Share Unit Award to Jean-François Grollemund, dated as of July 21, 2008.

18.1	Letter of PricewaterhouseCoopers LLP regarding change in accounting principle (incorporated by reference to Exhibit 99.6 of Activision Blizzard’s Form 8-K, filed November 5, 2008).

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:              November 10, 2008

ACTIVISION BLIZZARD, INC.

/s/ Thomas Tippl
Thomas Tippl
Chief Financial Officer,
Principal Financial and Accounting Officer
Activision Blizzard, Inc.

EXHIBIT INDEX

2.1

Business Combination Agreement, dated as of December 1, 2007, among Activision, Inc., Sego Merger Corporation, Vivendi S.A., VGAC LLC and Vivendi Games, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed December 6, 2007).

3.5	Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 15, 2008).

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated August 15, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed August 15, 2008).

3.7	Amended and Restated By-Laws of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed July 15, 2008).

3.8	First Amendment to the Amended and Restated By-Laws of Activision Blizzard, Inc., dated July 28, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 31, 2008).

10.1	Notice of Stock Option Award for grants to non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.2	Notice of Stock Option Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.3	Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.4	Notice of Restricted Share Unit Award for grants to officers issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.5

Notice of Restricted Share Unit Award for grants to independent directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.6

Notice of Restricted Share Unit Award for grants to independent directors upon their reelection to the board (other than in connection with 10 years of continuous service) issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.7	Notice of Restricted Share Unit Award for grants to non-employee directors resident in France issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.8	Notice of Restricted Share Unit Award for grants to persons other than officers or directors issued pursuant to the Activision, Inc. 2007 Incentive Plan.

10.9	Addendum to Stock Option Agreement, dated as of June 1, 2006, between Thomas Tippl and Activision, Inc.

10.10	Amendment to the Employment Agreement, dated as of July 7, 2008, between Robert A. Kotick and Activision, Inc.

10.11	Employment Agreement, dated July 8, 2008, between Ronald Doornink and Activision Publishing, Inc.

10.12	Description of the Non-Employee Director Compensation Program adopted on July 17, 2008.

10.13

Investor Agreement, dated as of July 9, 2008, among Activision Blizzard, Inc., Vivendi S.A., VGAC LLC, and Vivendi Games, Inc. (incorporated by reference to Exhibit 10.1 of Activision Blizzard’s Form 8-K, filed July 15, 2008).

10.14

Tax Sharing Agreement, dated as of July 9, 2008, among Activision Blizzard, Inc., Vivendi Holding I Corp., Vivendi Games, Inc. (incorporated by reference to Exhibit 10.2 of Activision Blizzard’s Form 8-K, filed July 15, 2008).

10.15	Amendment to the Credit Agreement, dated as of July 8, 2008, between Activision Blizzard, Inc. and Vivendi S.A.

10.16	Notice of Performance Share Award to Robert A. Kotick, dated as of July 9, 2008.

10.17	Notice of Restricted Share Unit Award to Robert A. Kotick, dated as of July 9, 2008.

10.18	Notice of Restricted Share Unit Award to Brian G. Kelly, dated as of July 9, 2008.

10.19	Employment Agreement, dated as of December 1, 2007, between Michael Morhaime and Vivendi Games, Inc.

10.20	Assignment and Assumption of Morhaime Employment Agreement, dated as of July 9, 2008, between Vivendi Games. Inc. and Activision Blizzard, Inc.

10.21	Stock Option Agreement, dated June 15, 2005 and amended and restated as of July 9, 2008, between Michael Griffith and Activision Blizzard, Inc.

10.22	Restricted Stock Agreement, dated June 15, 2005 and amended and restated as of July 9, 2008, between Michael Griffith and Activision Blizzard, Inc.

10.23	Notice of Share Option Award to Michael Morhaime, dated as of July 9, 2008.

10.24	Notice of Share Option Award to Michael J. Griffith, dated as of July 11, 2008.

10.25	Notice of Restricted Share Unit Award to Michael J. Griffith, dated as of July 11, 2008.

10.26	Notice of Share Option Award to Ronald Doornink, dated as of July 11, 2008.

10.27	Notice of Restricted Share Unit Award to Ronald Doornink, dated as of July 11, 2008.

10.28	Employment Agreement, dated as of December 1, 2007, between Bruce L. Hack and Vivendi Holding I Corp.

10.29	Assignment and Assumption of Hack Employment Agreement, dated as of July 9, 2008, between Vivendi Holding I Corp. and Activision Blizzard, Inc.

10.30	Notice of Share Option Award to Bruce L. Hack, dated as of July 14, 2008.

10.31	Employment Agreement, dated July 16, 2008, between Jean-François Grollemund and Activision Blizzard, Inc.

10.32	Notice of Restricted Share Unit Award to Jean-François Grollemund, dated as of July 21, 2008.

18.1	Letter of PricewaterhouseCoopers LLP regarding change in accounting principle (incorporated by reference to Exhibit 99.6 of Activision Blizzard’s Form 8-K, filed November 5, 2008).

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.