Form 10-K
period 2008-12-31
Activision Blizzard, Inc.
filed 2009-02-27
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's Common Stock held by non-affiliates on June 30, 2008 as reported on the NASDAQ was $9,910,273,014.

         The number of shares of the registrant's Common Stock outstanding at February 19, 2009 was 1,307,215,125.

Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the 2009 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

PART I

EXPLANATORY NOTE

        On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A., ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi S.A., and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. For accounting purposes, the Business Combination is treated as a "reverse acquisition," with Vivendi Games, Inc. deemed to be the acquirer. The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games, Inc. (see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).

CAUTIONARY STATEMENT

        This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "future," "intend," "may," "outlook," "plan," "positioned," "potential," "project," "remain," "scheduled," "set to," "subject to," "to be," "upcoming," "will," and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management's current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only at the date on which this Form 10-K was first filed, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. Risks and uncertainties that may affect our future results include, but are not limited to those included in "Risk Factors" included in Part I, Item 1A of this Report. Except as otherwise noted (including in connection with the review and presentation of results of operations for the year ended December 31, 2008), all references to "we," "us," "our," "Activision Blizzard," or "the Company" mean Activision Blizzard, Inc. and its subsidiaries.

Item 1.    BUSINESS

(a)   General and Description of Business

        Activision Blizzard is a worldwide pure-play online, personal computer ("PC"), console, and hand-held game publisher. Through Blizzard Entertainment, Inc. ("Blizzard"), we are the leader in terms of subscriber base and revenues generated in the subscription-based massively multiplayer online role-playing game ("MMORPG") category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Through Activision Publishing, Inc. ("Activision"), we are a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, hand-held platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment ("Sony") PlayStation 2 ("PS2"), Sony PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Sony PlayStation Portable ("PSP") and Nintendo Dual Screen ("NDS") hand-held devices; and the PC.

        Our Activision business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. Activision's products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision's target customer base ranges from casual players to game enthusiasts, and children to adults. During 2008, Activision released Guitar Hero World Tour and Call of Duty: World at War, and continued to expand its licensed products with such titles as Madagascar: Escape 2 Africa, Spider-Man: Web of Shadows, its first James Bond title, Quantum of Solace, and several other titles. Activision is currently developing sequels to the Guitar Hero and Call of Duty franchises, Wolfenstein through id Software, Marvel Ultimate Alliance 2: Fusion through Vicarious Visions, Prototype through Radical, and Singularity through Raven Software, and a yet to be named game for the racing genre, among other titles.

        Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, such as prepaid-cards and other ancillary online revenues); retail sales of physical "boxed" product; electronic download sales of PC products; and licensing of software to third-party companies that distribute World of Warcraft in China and Taiwan. During 2008, Blizzard released World of Warcraft: Wrath of the Lich King, the second expansion pack of World of Warcraft. Blizzard is currently developing new games, including sequels to the StarCraft and Diablo franchises.

        Our distribution business consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

(b)   Business Combination and Acquisitions

        Activision, Inc. was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In June 2000, Activision, Inc. reorganized into a holding company organizational structure. As described in the explanatory note above, Activision, Inc. consummated a business combination with Vivendi Games during the year ended December 31, 2008 and was renamed Activision Blizzard, Inc. Activision Blizzard is a public company traded on the NASDAQ under the ticker symbol ATVI.

        Also, to further strengthen our development resources and underscore our commitment and leadership in the music-based genre, on September 11, 2008, we acquired Freestyle Games, Ltd., a premier United Kingdom-based video game developer specializing in the music-based genre. Additionally, on November 10, 2008, we acquired Budcat Creations, LLC, an award-winning Iowa City, Iowa based development studio with expertise on the Wii and the NDS.

        See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the accounting treatment of the Business Combination and our acquisitions.

(c)   Operating Segment Changes

        In conjunction with the Business Combination, we changed the manner in which senior management assesses the operating performance of, and allocates resources to our operating segments. As a result, we operate four operating segments: (i) Activision Publishing—publishing interactive entertainment software and peripherals which includes Activision, Inc. and certain studios, assets, and titles previously included in Vivendi Games' Sierra Entertainment operating segment prior to the

Business Combination ("Activision"), (ii) Blizzard Entertainment, Inc. and its subsidiaries—publishing traditional games and online subscription-based games in the MMORPG category ("Blizzard"), (iii) Activision Blizzard Distribution—distribution of interactive entertainment software and hardware products ("Distribution") (these three operating segments form Activision Blizzard's core operations) and (iv) Activision Blizzard's non-core exit operations. Activision Blizzard's non-core exit operations represent legacy Vivendi Games' divisions or business units we have exited or are winding down as part of our restructuring and integration efforts as a result of the Business Combination, but do not meet the criteria for separate reporting of discontinued operations. In accordance with the provisions of Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"), all prior period segment information has been restated, when practical, to conform to this new segment presentation. See Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain financial information regarding operating segments and geographic areas required by Item 1 of Form 10-K.

(d)   Our Objective

        Our objective is to be a worldwide leader in the development, publishing, and distribution of quality interactive entertainment software, peripheral products, and online games that deliver a highly satisfying consumer entertainment experience. Through Blizzard, we plan to maintain and build upon our worldwide leadership position of online subscription-based games in the MMORPG category. Our business strategy, the key components of our business operations and the risk factors that could impact our business are detailed below.

(e)   Our Strategy

        Continue to Improve Profitability.    We continually strive to manage risk and increase our operating leverage and efficiency with the goal of increased profitability. We believe that the key factors affecting our future profitability will be the success rate of our product releases and proven franchises.

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

        Grow Through Continued Strategic Acquisitions and Alliances.    The interactive entertainment industry has been consolidating, and we believe that success in this industry will be driven in part by the ability to take advantage of scale. Specifically, smaller companies are more capital constrained, enjoy less predictability of revenues and cash flow, lack product diversity and must spread fixed costs over a smaller revenue base. Several industry leaders are emerging that combine the entrepreneurial and creative spirit of the industry with professional management, the ability to access the capital markets, and the ability to maintain favorable relationships with developers, intellectual property owners, and retailers. Through numerous acquisitions in the past years and the Business Combination with Vivendi Games in 2008, we believe that we have successfully diversified our operations and channels of distribution; developed our talent pool and library of titles; gained licensing relationships in Asia; and emerged as one of the industry's leaders. We intend to continue to evaluate the expansion of our resources through acquisitions, strategic relationships, and key license transactions. We intend to continue expanding our intellectual property library through key license transactions and strategic relationships with intellectual property owners. We will continue to evaluate opportunities to increase our development capacity through the acquisition of, or investment in, selected experienced software development firms.

(f)    Competition

        The interactive entertainment industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. Our competitors vary in size from small companies with limited resources to large corporations with greater financial, marketing, and product development resources than we have. Due to their different focuses and allocation of resources, certain of our competitors spend more money and time developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties, and pay more to third-party software developers. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors, and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles. We believe that the main competitive factors in the interactive entertainment industry include: product features and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; quality of products; ease of use; price; marketing support; and quality of customer service.

        We compete primarily with other publishers of personal computer and video game console interactive entertainment software. In addition to third-party software competitors, integrated video game console hardware and software companies such as Sony, Nintendo, and Microsoft compete directly with us in the development of software titles for their respective platforms. Further, certain major media companies, such as Disney and Time Warner, who have been investing in video game products, have increased competition within the industry.

(g)   Employees

        We had approximately 7,000 total full-time and part-time employees at December 31, 2008. At December 31, 2008, 227 of our full-time employees were subject to term employment agreements with us. These agreements generally commit such employees to employment terms of between one and five years from the commencement of their respective agreements. Most of the employees subject to such agreements are executive officers or key members of the product development, sales, or marketing divisions. These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors, or marketing product managers. The execution by us of employment agreements with such employees, in our experience, reduces our turnover during the development, production, and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities.

        None of our employees are subject to a collective bargaining agreement except for the employees of our German distribution subsidiary who are allowed by German law to belong to an organized labor council. To date, we have not experienced any labor-related work stoppages.

Activision Publishing Segment ("Activision")—Business Overview

Strategy

        Create, Acquire, and Maintain Strong Franchises.    Activision focuses on development and publishing activities principally on products that are, or have the potential to become, franchises with sustainable consumer appeal and recognition. It is our experience that these products can then serve as the basis for sequels, prequels, and related new products that can be released over an extended period of time. We believe that the publishing and distribution of products based on franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. We own a number of successful intellectual properties such as the Guitar Hero and Call of Duty franchises. We intend to continue to develop owned franchises in the future. We have also entered into a series of strategic relationships with the owners of intellectual properties pursuant to which we have acquired the rights to publish products based on franchises such as DreamWorks' Animation LLC ("DreamWorks"), Harrah's Entertainment, Inc. ("Harrah"), Hasbro Properties Group ("Hasbro"), MGM Interactive and EON Productions Ltd. ("MGM & EON"), Mattel, Inc. ("Mattel"), Marvel Entertainment, Inc. ("Marvel"), and professional skateboarder Tony Hawk, to develop video games based on their intellectual property.

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

        We develop our products using a combination of our internal development resources and external development resources acting under contract with us. We typically select our external developers based on their track records and expertise in producing products in the same category. One developer will often produce the same game for multiple platforms and will produce sequels to the original game. We believe that selecting and using development resources in this manner allows us to leverage the particular expertise of our internal and external development resources, which we believe enhances the quality of our products.

        Create and Maintain Diversity in Product Mix, Platforms, and Markets.    We believe that maintaining a diversified mix of products can reduce our operating risks and enhance profitability. Therefore, we develop and publish products spanning a wide range of product categories, including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. We also develop products designed for target audiences ranging from casual players to game enthusiasts, children to adults, and mass-market consumers to "value" buyers. Presently, we are developing, publishing, and distributing products that operate on the PS2, PS3, Xbox 360, and Wii console systems, the PSP and NDS hand-held devices, and the PC. We typically offer our products for use on multiple platforms to reduce the risks associated with any single platform, leverage our costs over a larger installed hardware base, and increase unit sales.

Products

        Activision has been best known for our action/adventure, action sports, role-playing, simulation, first-person action, and music video game products. We have been successful in the first person action categories through the Call of Duty original intellectual property, which we plan on continuing as a successful long-term franchise. Call of Duty has achieved over $1 billion life-to-date sales. We are a leading company in the music-based gaming genre with the Guitar Hero franchise. We became the first publisher to surpass the $1 billion in sales from a single title: Guitar Hero III: Legends of Rock. The Guitar Hero franchise combines interactive software with hardware peripherals of a guitar, drum, and microphone. We have been successful in the superheroes category with our releases of titles based on the Spider-Man and X-Men properties. Our Tony Hawk franchise has been a leader in the action sports genre, and we have a new game in development to continue the strength of this franchise. We have continued our success with the DreamWorks animated movie titles, with the recent launches of Kung Fu Panda and Madagascar Escape 2 Africa, and the upcoming release of Monsters vs. Aliens. We have expanded our portfolio in the action/adventure genre with the recent launch of James Bond: Quantum of Solace. Our top three franchises accounted for approximately 68% of Activision's consolidated net revenues for the year ended December 31, 2008. We will further expand our portfolio with entry into the large racing genre with the upcoming launch of a new racing title in 2009 from

Bizarre Creations, a studio with a proven track record of developing hit racing games for the past 10 years.

Product Development and Support

        Activision develops and produces titles using a model in which a core group of creative, production, and technical professionals, in coordination with our marketing and finance departments, have responsibility for the entire development and production process including the supervision and coordination of internal and external resources. This team assembles the necessary creative elements to complete a title using, where appropriate, outside programmers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts, and sound and video studios. Activision believes that this model allows us to supplement internal expertise with top quality external resources on an as-needed basis.

        In addition, Activision often seeks out and engages independent third-party developers to create products on our behalf. Such products are either owned by us, or Activision has unlimited rights to commercially exploit these products. In other circumstances, a third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserves certain exploitation rights. Activision typically selects these independent third-party developers based on their expertise in developing products in a specific category for specific platforms. Each of our third-party developers is under contract with us for specific or multiple titles. From time to time, Activision also acquires the license rights to publish and/or distribute software products that are or will be independently created by third-party developers. In such cases, the agreements with such developers provide us with exclusive publishing and/or distribution rights for a specific period of time, often for specified platforms and territories. In either case, Activision often has the ability to publish and/or distribute sequels, conversions, enhancements, and add-ons to the product initially being produced by the independent developer and Activision frequently has the right to engage the services of the original developer with regard to the further development of such products.

        In consideration for the services that independent third-party developers provide, the developers receive a royalty generally based on net sales of the developed products. Typically, developers also receive an advance, which Activision recoups from the royalties otherwise payable to the developers. The advance generally is paid in "milestone" stages. The payment at each stage is tied to the completion and delivery of a detailed performance milestone. Some contracts include minimum guaranteed royalty payments which are recorded as an asset when actually paid and as a liability when incurred. Working with independent developers allows us to reduce our fixed development costs, share development risks with the third-party developers, take advantage of the third-party developers' expertise in connection with certain categories of products or certain platforms, and gain access to proprietary development technologies.

        Activision provides various forms of product support to both our internally and externally developed titles. Activision quality assurance personnel are involved throughout the development and production of each title published. Activision subjects all such products to extensive testing before release to ensure compatibility with all appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products. To support our products after release, Activision provides its customers online access on a 24-hour basis as well as live telephone operators who answer the help lines during regular business hours.

Marketing, Sales, and Distribution

        Activision's marketing efforts include online activities (such as the creation of World Wide Web pages to promote specific titles and build user communities around our franchises), public relations, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or on compact discs. From time to time, we also receive marketing support from hardware manufacturers and retailers in connection with their own promotional efforts. In addition, certain of our products contain software that enables customers to "electronically register" their purchases with us online.

        We believe that our strong proven franchises and genres generate a loyal and devoted customer base that continues to purchase our sequels as a result of such dedication to the franchise and satisfaction from previous product purchases. We therefore market these sequels and expansion packs toward the established market as well as to broader audiences. In addition, for marketing titles based on licensed properties, we believe that we derive benefits from our continued marketing of these licensed properties as well as marketing and promotional activities of the property owners.

        North America.    Our products are available for sale or rental in thousands of retail outlets in North America. Our North American retail customers include Best Buy, GameStop, Target, Toys "R" Us, and Wal-Mart.

        In the United States and Canada, our products are sold primarily on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. We believe that a direct relationship with retail accounts results in more effective inventory management, merchandising, and communications than would be possible through indirect relationships. We have implemented electronic data interchange linkages with many of our retailers to facilitate the placing and shipping of orders. We also sell our products to a limited number of distributors.

        International.    Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries. We conduct our international publishing activities through offices in the United Kingdom ("U.K."), Germany, France, Italy, Spain, Norway, the Netherlands, Canada, Sweden, Australia, and South Korea. We seek to maximize our worldwide revenues and profits by releasing high quality foreign language releases concurrently with English language releases and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories.

        On a worldwide basis, our largest customers, Wal-Mart and GameStop, each accounted for 11% of consolidated net revenues for the year ended December 31, 2008. No sales made to one customer accounted for more than 10% of Vivendi Games' total net sales during 2007 or 2006.

        Affiliate Labels.    In addition to our own products, we distribute a select number of interactive entertainment products that are developed and marketed by other third-party publishers through our "affiliate label" programs in North America, Europe, and the Asia Pacific region. The distribution of other publishers' products allows us to increase the efficiencies of our sales force and provides us with the ability to better ensure adequate shelf presence at retail stores for all of the products that we distribute. Revenues that we receive from distributing other publishers' titles mitigate the risk associated with a particular title or titles published by us failing to achieve expectations. Services provided by us under our affiliate label programs include order solicitation, in-store marketing, logistics and order fulfillment, sales channel management, as well as other accounting and general administrative functions. Our current affiliate label partners include LucasArts, as well as several affiliate label partners in our "value" business. Each affiliate label relationship is unique and may pertain only to distribution in certain geographic territories and may be further limited only to specific titles or titles for specific platforms.

Manufacturing

        Activision prepares a set of master program copies, documentation, and packaging materials for our products for each hardware platform on which the product will be released. We also manufacture separate hardware peripheral, such as the guitar, drum and microphone for Guitar Hero World Tour. With respect to products for use on the Sony, Nintendo, and Microsoft systems, our disk and hardware peripheral duplication, packaging, printing, manufacturing, warehousing, assembly, and shipping are performed by third-party subcontractors.

        To maintain protection over their hardware technologies, Sony, Nintendo, and Microsoft generally specify or control the manufacturing and assembly of finished products. We deliver the master materials to the licensor or its approved replicator, which then manufactures finished goods and delivers them to us for distribution under our label. We use the manufacturers who are authorized by Sony, Nintendo, or Microsoft to make the hardware peripherals for Guitar Hero. At the time our product unit orders are filled by the manufacturer, we become responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

Blizzard Entertainment Segment ("Blizzard")—Business Overview

Strategy

        Maintain and Build upon Our Leadership Position in the MMORPG Category and PC Online categories. Blizzard plans to maintain and build upon our leadership position in the MMORPG genre by regularly providing new content and game features to further solidify the loyalty of our subscriber base, as well as to expand the global game footprint to new markets.

        We believe that the PC online market will remain a fast growing category throughout the world. The large and still growing PC installed base in all regions and the continuing development of broadband connectivity facilitates online games and community experiences while creating access to new potential customers. Given the success of World of Warcraft in Asia, we expect to be well positioned to capture the growing consumer demand in this region. Blizzard is among the few companies with video game franchises created and developed in the United States ("U.S.") that have gained and retained success in Asia. Warcraft and StarCraft are strong brands in Asia. Titles in those series have been among the most played games in the region for many years and support a thriving professional gaming industry, particularly in South Korea. Also, as World of Warcraft is a server-based game, only playable online, Blizzard is one of the few companies that can target markets that have been dominated by piracy and be able to monetize former illegitimate players as well as expand in markets that have not been penetrated by consoles, but offer a large PC installed base.

Products

        Blizzard is a leading company in the subscription-based MMORPG category. World of Warcraft was initially launched in November 2004 in North America, Australia, and New Zealand; and was subsequently launched in South Korea, Europe, China, Singapore, Taiwan, Hong Kong, and Macau in 2005; Malaysia in 2006; and Thailand in 2007. In December 2008, World of Warcraft had more than 11.5 million paying subscribers worldwide. World of Warcraft is available in various different languages based on the regions in which it is played and has earned awards and praise from publications around the world. Blizzard launched an expansion pack to World of Warcraft, World of Warcraft: The Burning Crusade, in January 2007 in North America, Europe, Australia, New Zealand, Singapore, Malaysia, and Thailand. World of Warcraft: The Burning Crusade was launched in South Korea in February 2007; Taiwan, Hong Kong, and Macau in April 2007; and China in September 2007. Blizzard launched the second World of Warcraft expansion pack, World of Warcraft: Wrath of the Lich King in November 2008 in all territories except China where we anticipate launching in 2009. Revenues associated with the World of Warcraft franchises accounted for 97%, 97%, and 95% of Blizzard's consolidated net revenues for the years ended December 31, 2008, 2007, and 2006, respectively.

        Additionally, in the PC online category, we have announced the development of sequels for StarCraft, a real-time strategy game, and Diablo, an action role-playing game.

Product Development and Support

        As a development studio, creator and publisher of World of Warcraft, Diablo, StarCraft, and Warcraft franchises, Blizzard focuses on creating well-designed, high quality games. All product development is done internally by a strong core group of talented designers, producers, programmers, artists, and sound engineers. To maintain its current subscribers and attract new subscribers, Blizzard continues to develop new patches to upgrade World of Warcraft. In addition to its headquarters in Irvine, California, Blizzard maintains offices in or around Austin, Texas; Paris, France; Cork, Ireland; Seoul, South Korea; Shanghai, China; and Taipei, Taiwan, to provide 24/7 game support to World of Warcraft players in their native language, enhance online community management, and tailor marketing initiatives to specific regions.

Marketing, Sales, and Distribution

        The Blizzard business involves the development, marketing, sales and support of traditional games and online subscription-based games in the MMORPG category. Blizzard distributes its product and generates revenues worldwide through various means: subscription revenues (which consist of fees from individuals playing World of Warcraft and other ancillary online revenues); retail sales of physical "boxed" product; electronic download sales of PC products; and licensing revenues from third-party companies who distribute World of Warcraft in China and Taiwan. In addition, Blizzard operates a free online game service, Battle.net, which attracts millions of active players making it one of the largest online-game related services in the world. Battle.net is a service that allows millions of players to connect and play Blizzard games and strengthens brand loyalty among current Blizzard gamers.

Activision Blizzard Distribution Segment ("Distribution")—Business Overview

        We distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries: Centresoft in the United Kingdom; NBG in Germany; and CD Contact in the Benelux countries. These subsidiaries act as wholesalers in the distribution of products and also provide packaging and logistical and sales services. They provide services to our publishing operations and to various third-party publishers, including Sony, Nintendo, and Microsoft. Centresoft is Sony's exclusive distributor of PlayStation products to the independent market sector of the United Kingdom.

        We entered into the distribution business to obtain distribution capacity in Europe for our own products, while supporting the distribution infrastructure with third-party sales, and to diversify our operations into the European market. Centresoft and our other distribution subsidiaries operate in accordance with strict confidentiality procedures to provide independent services to various third-party publishers.

Activision Blizzard Non-Core Exit Operations Segment ("Non-core")—Overview

        As part of our restructuring and integration efforts, we have exited or are winding down several of Vivendi Games' legacy divisions, studios or businesses, including Vivendi Games Mobile, and Sierra Online, to achieve synergies and form the streamlined organization of Activision Blizzard. Our goal is to substantially exit or wind down these divisions by June 2009 to maximize synergies.

Financial Information about Operating Segments and Foreign Geographic Areas

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of the Notes to Consolidated Financial Statements included in Item 8.

Available Information

        Our website is located at http://www.activisionblizzard.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge through our website. The information found on our website is not a part of, and is not incorporated by reference into, this or any other report that we file with or furnish to the Securities and Exchange Commission ("SEC").

        The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.    RISK FACTORS

A continuing deterioration of general economic conditions could result in a reduction in discretionary spending by consumers that could reduce demand for our products.

        Most of our products involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. As a result, our products may be sensitive to general economic conditions and economic cycles. A continuation or worsening of current, adverse worldwide economic conditions, including declining consumer confidence, inflation, recession, rising unemployment and volatile gasoline prices, may lead consumers to delay or reduce purchases of our products. Reduced consumer spending may also require us to incur increased selling and promotional expenses. A reduction or shift in domestic or international consumer spending could negatively impact our business, results of operations and financial condition.

Our business may be harmed if our distributors, retailers or other parties with which we do business cannot honor their existing credit arrangements, default on their obligations to us, or seek protection under the bankruptcy laws.

        We rely on various business partners for several important aspects of our business, including distribution of our products, product development, and intellectual property licensing. Some of these business partners are highly-leveraged or small businesses that may be particularly vulnerable to difficult economic conditions. As a result of the current economic downturn, we are subject to increased counterparty risks, including the risks that our business partners may default on their obligations to us or seek protection under the bankruptcy laws.

        For example, retailers and distributors in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. We typically make sales to most such retailers and some such distributors on unsecured credit, with terms that vary depending upon the customer's credit history, solvency, credit limits, and sales history, as well as whether such customer can obtain sufficient credit insurance. Challenging economic conditions may impair the ability of such customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer's bankruptcy, insolvency, or liquidation, this insurance typically contains a significant deductible and co-payment obligation, and does not cover all instances of non-payment. As a result, a payment default by or the insolvency or business failure of a significant customer could significantly harm our business and financial results.

        The insolvency or business failure of other types of business partners could result in disruptions to the manufacturing or distribution of our products or the cancellation of contractual arrangements that we consider to be favorable.

Current general economic conditions may adversely affect other aspects of our business.

        We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, and all of the effects the disruptions and current macroeconomic conditions may have on our business. Among other things, because we generally maintain large cash reserves, we are subject to the risk that inflation may cause the real value of our cash and cash equivalents to decline. Furthermore, uncertainties concerning the likely length and severity of the economic downturn cause our forecasts to be subject to even greater risks and uncertainties.

Fluctuations in currency exchange rates may have a negative impact on our results of operations.

        We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales and expenses are made in local currencies, including certain major currencies, such as the euro and U.K. pound, and emerging market currencies, such as the Korean won and Chinese renminbi, which could fluctuate against the U.S. dollar. We have, in the past, utilized currency derivative contracts to hedge certain foreign exchange exposures, principally anticipated transactions and firm commitments, with hedge tenors of generally less than 12 months. We may also, from time to time, hedge non-U.S. dollar earnings. Our principal counterparty in respect of currency derivative contracts is Vivendi, though we periodically evaluate and may use similar arrangements with other counterparties. There can be no assurance that we will continue these programs, or that we will be successful in managing exposure to currency exchange rate risks. We currently expect that a stronger U.S. dollar in 2009 than in 2008 will adversely affect our results of operations in 2009 compared to 2008.

Although we expect that the Business Combination will result in benefits to Activision Blizzard, we may not realize those benefits because of integration difficulties and other challenges.

        The success of the combination of Activision and Vivendi Games will be dependent in large part on the success of our management in integrating the operations, technologies and personnel of the two companies. Though we have largely achieved the integration in North America, other regions are still underway.

        Our failure to meet the challenges involved in successfully completing the integration of the operations of Activision and Vivendi Games in those other regions or to otherwise realize any of the anticipated benefits of the Business Combination, including additional revenue opportunities, could impair our results of operations.

        Challenges involved in this integration include, without limitation:

  •
  integrating successfully each company's operations, technologies, products and services;

  •
  reducing the costs associated with operations;

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

        We may not successfully complete the integration of the operations of Activision and Vivendi Games in a timely manner and we may not realize the anticipated benefits or synergies of the Business Combination to the extent, or in the timeframe, anticipated. The anticipated benefits and synergies include cost savings associated with anticipated restructurings and other operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved.

Vivendi owns a majority of our outstanding shares of common stock, and the interests of Vivendi and its subsidiaries may conflict with the interests of our other shareholders.

        Vivendi and its subsidiaries currently own approximately 55% of our issued and outstanding shares of common stock.

        As a result of the Business Combination, Vivendi has the ability to nominate a majority of our board of directors and determine the outcome of certain matters submitted to our stockholders, such as the approval of significant transactions. As a result, actions that may be supported by a majority of other stockholders may be blocked by Vivendi. In addition, Vivendi's ownership may affect the liquidity in the market for our common stock.

        Furthermore, the ownership position and governance rights of Vivendi may discourage a third party from proposing a change of control or other strategic transaction concerning Activision Blizzard. As a result, our common stock may trade at prices that do not reflect a "control premium" to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as Vivendi's ownership interest.

We are a "controlled company" within the meaning of NASDAQ rules and, as a result, are exempt from certain corporate governance requirements.

        For so long as Vivendi or any other entity or group owns more than 50% of the total voting power of our common shares, we will be a "controlled company" within the meaning of NASDAQ rules and, as a result, qualify for exemptions from certain corporate governance requirements. As a controlled company, we are exempt from several NASDAQ standards, including the requirements:

  •
  that a majority of our Board consists of independent directors;

  •
  that our prospective directors be nominated solely by independent directors; and

  •
  that the compensation of our executive officers be determined solely by independent directors.

        We currently rely on these exemptions and as a result, a majority of our Board is not independent (as defined by the NASDAQ rules). In addition, while we have a nominating and corporate governance committee and a compensation committee, these committees do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

        A significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises and these products are responsible for a disproportionately large amount of our profits. We expect that a limited number of popular franchises will continue to produce a disproportionately large amount of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises may significantly harm our business and financial results.

Sales of certain titles such as Guitar Hero are affected by hardware peripheral availability, which increases our exposure to imbalances between projected and actual demand.

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

The increasing importance and complexity of hardware peripherals in our business increases our exposure to hardware manufacturing and shipping risks, including availability of sufficient third-party manufacturing capacity, and increases in manufacturing and shipping costs.

        A limited number of manufacturers are authorized by Sony, Nintendo or Microsoft to make the hardware peripherals for Guitar Hero, and the majority of those manufacturers are located in China. Anything that impacts the ability of those manufacturers to produce or otherwise supply the hardware peripherals for us or increases their costs of production, including the revocation of the first party license to produce the hardware, the utilization of such manufacturer's capacity by one of our competitors, natural disasters that disrupt manufacturing, transportation or communications, labor shortages, civil unrest or issues generally negatively impacting international companies operating in China, increases in the price of petroleum or other raw materials, increases in fuel prices and other shipping costs, and increases in local labor costs in China, may adversely impact our ability to supply those peripherals to the market and the prices we must pay for those peripherals, and therefore our financial performance. Additionally, the increasing complexity and expense of these hardware peripherals increases the risk of production delays or product defects.

Our sales may decline substantially without warning and in a brief period of time because a substantial portion of our sales are made to a relatively small number of key customers and because we do not have long-term contracts for the sale of our products.

        In the U.S. and Canada, Activision has primarily sold its products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. Activision products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries. Activision's sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. Activision's largest customers, Wal-Mart and GameStop, accounted for approximately 20% and 22%, respectively, of Activision's net revenues for the year ended December 31, 2008. The loss of, or significant reduction in sales to, any of Activision's principal retail customers or distributors could significantly harm our business and financial results. The concentration of sales in a small number of large customers also could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or sought protection under the bankruptcy laws. In addition, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

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

As online functionality has become an increasingly important feature of our software products, we may need to defer the recognition of an increasing amount of revenue, which may adversely affect the net revenue, net income and earnings per share that we will report under GAAP.

        As online functionality has become a more important component of gameplay, an increasing number of our online-enabled games contain a more-than-inconsequential separate service deliverable in addition to the product, and our performance obligations for these games extend beyond the sale of the games. Vendor-specific objective evidence of fair value does not exist for the online services, as we do not plan to separately charge for this component of online-enabled games. As a result, we recognize revenues from the sale of certain online-enabled games for certain platforms ratably over an estimated service period. In addition, we defer the costs of sales of those titles. This has an adverse effect on the revenue, net income and earnings per share that we report under GAAP. If we are required to recognize a greater portion of the revenue of a sale after shipment, or if we are required to recognize revenue over a longer service period, there may be an adverse effect on our reported net revenue, net income and earnings per share under GAAP.

A substantial portion of our revenue and profitability will depend on the subscription-based massively multiplayer online role-playing game category. If we do not maintain our leadership position in this category, our financial results could suffer.

        Activision Blizzard is the leading global developer, publisher and distributor in terms of subscriber base and revenues in the subscription-based massively multiplayer online role-playing game ("MMORPG") category, due to the popularity of World of Warcraft and related expansion packs. Subscription revenues from this game comprise a significant portion of our consolidated revenues. To remain the leader in the MMORPG category, it is important that we continue to refresh World of Warcraft or develop new MMORPG products that are favorably received by our existing customer base and new customers. A number of software publishers have developed and commercialized or are currently developing online games for use by consumers over the Internet which pose a threat to the popularity of World of Warcraft, and we expect new competitors to continue to emerge in the MMORPG category. If consumer demand for World of Warcraft games declines and we have not introduced new MMORPG or other products that replace World of Warcraft's potentially decreasing revenue, or added other sources of revenue, our financial condition could suffer. Additionally, if new technologies are developed that replace MMORPG games, if consumer preferences trend away from MMORPG games or if new business models emerge that offer online subscriptions for free or at a substantial discount to current MMORPG subscription fees, our revenue and profitability may decline.

The development of MMORPG products requires substantial up-front expenditures. We may not be able to recover development costs for our future MMORPG products.

        Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful titles remain popular for only limited periods of time, unless refreshed with new content. In order to remain competitive in the MMORPG market, we must continuously develop new products and enhancements to existing products. Because of the significant complexity of MMORPG games, these products require a longer development time and are more expensive to create than traditional console game products. In addition, the long lead time involved in developing a MMORPG product and the significant allocation of financial resources that each product requires means it is critical that we accurately predict consumer demand for new MMORPG products. If future MMORPG products do not achieve expected market acceptance or generate sufficient sales and subscription revenues upon introduction, we may not be able to recover the development and marketing costs associated with new products, and our financial results could suffer.

A substantial portion of Activision Blizzard's revenues is derived from subscriptions paid by World of Warcraft subscribers. If these customers cancel their subscriptions, our results of operations may suffer.

        A substantial portion of our revenues is generated by subscription fees paid by consumers who play World of Warcraft. Typically, World of Warcraft subscribers purchase one to three month memberships that are cancelable, without penalty, at the end of the membership period. If World of Warcraft subscribers become dissatisfied, they may chose not to renew their memberships in order to engage in other forms of entertainment (including competing MMORPG offerings) and we may not be able to replace lost subscribers. Additionally, if general economic conditions deteriorate further, consumers may decrease their discretionary spending on entertainment items such as MMORPG games and users may choose not to renew their World of Warcraft subscriptions. A decrease in the overall subscription base of World of Warcraft could substantially harm our operating results.

We depend on servers to operate our MMORPG business. If we were to lose server capacity, for any reason, our business could suffer.

        Our business relies on the continuous operation of our data servers. Any broad based catastrophic server malfunction, a significant intrusion by hackers that circumvents our security measures, or a failure of our disaster recovery service would likely interrupt the operation of our MMORPG games and could result in the loss of subscription-based sales. An extended interruption of service could harm our reputation and operating results.

        We must project our future server needs and make advance purchases of servers to accommodate expected business demands. If we underestimate the amount of server capacity our business requires or if our business were to grow more quickly than expected, our customers may experience service problems, such as slow or interrupted gaming access. Insufficient server capacity may result in our experiencing decreased sales, a loss of our customer base, and adverse consequences to our reputation. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs that would adversely affect our operating margins.

We may not accurately predict the amount of Internet bandwidth necessary to sustain our online gaming businesses.

        Our online gaming businesses are dependent on the availability of sufficient Internet bandwidth. An increase in the price of bandwidth could have an adverse effect on operating margins since we may not be able to increase our prices or subscriber levels to compensate for such costs. Because of the importance of our MMORPG business to our revenues and results of operations, our ability to access adequate bandwidth to support our business is critical. To secure bandwidth access, we have entered into arrangements with several bandwidth providers and entered into long-term contracts with some of them to secure future bandwidth capacity. If the price of bandwidth were to decrease, our contractual commitments to pay higher prices could affect our ability to compete with other video game producers.

        Conversely, because we purchase additional bandwidth based on anticipated growth, our bandwidth capacity is sometimes larger than necessary to sustain our existing needs. If our projected online business growth is delayed or does not occur, we will incur larger bandwidth expenses than necessary. If we underestimate the amount of bandwidth that our online business requires, and our purchased bandwidth capacity is insufficient to meet demand, our business and reputation may suffer.

Our results of operations or reputation may be harmed as a result of offensive consumer posted content.

        We are subject to risks associated with World of Warcraft's collaborative online features, specifically our online chat feature. Consumers may post narrative comment, in real time, onto World of Warcraft's gaming sites that is visible to other users. Despite our efforts to police and restrict inappropriate consumer content, from time to time objectionable and offensive consumer content may be posted to a World of Warcraft's gaming site. We may be subject to lawsuits, governmental regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content, any of which could harm our operating results.

A substantial portion of World of Warcraft's subscribers pays their subscription fees using credit cards. Credit card fraud could have a negative impact on our business and operating results.

        A substantial portion of the subscription revenue generated by World of Warcraft is paid by subscribers using credit cards. At times, there may be attempts to use fraudulently obtained credit card numbers to pay for World of Warcraft upgrades or subscriptions. Additionally, the credit card numbers of World of Warcraft's subscribers are maintained in a proprietary database that may be compromised internally or externally by fraudulent maneuvers. As fraudulent schemes become more sophisticated, it may become more difficult and more costly for us to detect credit card fraud and protect subscriber information. An increase in credit card fraud could have an adverse effect on our business and operating results.

The future success of our business depends on our ability to release popular products.

        The life of any one console or hand-held game product is relatively short and generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have an adverse effect on our operating results and cause our operating results to be materially different from expectations. It is therefore important for us to be able to continue to develop many high quality new products that are popularly received. We focus our development and publishing activities principally on products that are, or have the potential to become, franchise brand properties. If we are unable to continue to develop many high quality new products that are popularly received, our business and financial results may be negatively affected.

Our business is "hit" driven. If we do not deliver "hit" titles, or if consumers prefer competing products, our sales could suffer.

        While many new products are regularly introduced, only a relatively small number of "hit" titles account for a significant portion of net revenue. Competitors may develop titles that imitate or compete with our "hit" titles, and take sales away from them or reduce our ability to command premium prices for those titles. "Hit" products published by our competitors may take a larger share of consumer spending than anticipated, which could cause our product sales to fall below expectations. If our competitors develop more successful products or offer competitive products at lower prices, or if we do not continue to develop consistently high-quality and well received products, our revenues, margins, and profitability could decline.

If we are unable to maintain or acquire licenses to intellectual property, we may publish fewer "hit" titles and revenues may decline.

        Some of our products are based on intellectual property and other character or story rights acquired or licensed from third parties. These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or to include new products in existing licenses. Our loss of a significant number of intellectual property licenses or relationships with licensors, or inability to obtain additional licenses of significant commercial value could have an adverse effect on our ability to develop new products and therefore on our business and financial results. Additionally, the failure of intellectual property acquired by us to be popularly received could impact the market acceptance of those products in which the intellectual property is included. Such lack of market acceptance could result in the write-off of the unrecovered portion of acquired intellectual property assets, which could harm our business and financial results. Furthermore, the competition for these licenses and distribution agreements is often intense. Competition for these licenses may also increase the advances, guarantees, and royalties that must be paid to the licensor.

The interactive entertainment industry is highly competitive and competitors may succeed in reducing our market share and sales.

        We compete with other publishers of PC and video game console interactive entertainment software and peripherals. Those competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing, and product development resources than we have. For example, integrated video game console hardware and software companies such as Sony, Nintendo, and Microsoft compete directly with us in the development of software titles for their respective platforms. Certain of these competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports, music and character properties, and pay more to third-party software developers than we do. Further, certain major media companies, such as Disney and Time Warner, who have been investing in the videogame products, have increased the competition within the industry.

        We also compete with other forms of entertainment and leisure activities. For example, the overall growth in the use of the Internet and online services by consumers may pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and more using the Internet and online services. A number of software publishers who compete with us have developed and commercialized or are currently developing online games for use by consumers over the Internet. Future increased consumer acceptance and increases in the availability of online games or technological advances in online game software or the Internet could result in a decline in platform-based software and negatively impact sales of our console and hand-held products. Newer technological advances in online game software may also render products such as World of Warcraft obsolete. Direct sales of software over the Internet by competitors could adversely affect our distribution business as well.

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

        For example, a deterioration in relations between the U.S. and any country in which we have significant operations or sales, including China in particular, could result in the adoption or expansion of trade restrictions that harm our business and operating results as could the implementation of government regulations in a country where we have significant operations or sales. For example, to operate in China, World of Warcraft must have a publishing number. A decision by the Chinese government to revoke this number would adversely impact our operating results. A publishing number will also be required to sell the World of Warcraft: Wrath of the Lich King expansion pack in China. A decision by the Chinese government to decline to grant a number for this or other future products would adversely impact our operating results. Additionally, in the past, legislation has been implemented in China that has required modifications to the World of Warcraft software. The future implementation of similar laws may require engineering modifications to our products that are not cost-effective, if even feasible at all or could degrade the customer experience to the point where customers ceased to purchase such products.

        Further, if government regulations or restrictions prevent us from repatriating internationally derived revenue into the U.S., or a country's tax structure makes repatriation prohibitively expensive, we may not transfer such revenue into the U.S., which could affect our ability to reinvest or utilize such amounts in our business.

        In addition, cultural differences may affect consumer preferences and limit the popularity of titles that are "hits" in the U.S. If we do not correctly assess consumer preferences in the countries in our market, our sales and revenue may be lower than expected.

We rely on independent third parties to develop some of our software products.

        We rely on independent third-party software developers to develop some of our software products. Because we depend on these developers, we are subject to the following risks:

  •
  continuing strong demand for developers' resources, combined with the recognition they receive in connection with their work, may cause developers who worked for us in the past either to work for a competitor in the future or to renegotiate agreements with us on terms less favorable for us;

  •
  limited financial resources and business expertise and inability to retain skilled personnel may force developers out of business prior to completing products or require us to fund additional costs; and

  •
  a competitor may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers' services for our products, except for those that such developers are contractually obligated to complete development for us.

        Increased competition for skilled third-party software developers also has compelled us to agree to make significant advance payments on royalties to game developers. If the products subject to these arrangements do not generate sufficient revenues to recover these royalty advances, we would have to write-off unrecovered portions of these payments, which could harm our business and financial results. Typically, we pay developers a royalty based on a percentage of net revenues from product sales, less agreed upon deductions, but from time to time, we have agreed to pay developers fixed per unit product royalties after royalty advances are fully recouped. To the extent that sales prices of products on which we have agreed to pay a fixed per unit royalty are marked down, our profitability could be adversely affected.

Our platform licensors set the royalty rates and other fees that must be paid to publish games for their platforms, and therefore have significant influence on our costs.

        We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer's game platform. In order to publish products for new hardware platforms, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, the platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles and the manufacturing of products. The control that platform licensors have over the fee structures for their platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. It is also possible that platform licensors will not renew our existing licenses. Any increase in fee structures or nonrenewal of licenses could have a significant negative impact on our business models and profitability, particularly for Activision Publishing, as the publishing of products for console systems is the largest portion of Activision Publishing's business.

Our business is highly dependent on the success, timely release and availability of new video game platforms, on the continued availability of existing video game platforms, as well as our ability to develop commercially successful products for these platforms.

        We derive a substantial portion of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PlayStation 2, PlayStation 3 and PlayStation Portable, Microsoft's Xbox 360 and Nintendo's Wii and NDS. The success of our business is driven in large part by the availability of an adequate supply of these video game platforms, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than initially anticipated, causing us to miss a meaningful revenue opportunity. Additionally, if the platforms for which we are developing products are not released when anticipated, are not available in adequate quantities to meet consumer demand, or do not attain wide market acceptance, our revenues may suffer, we may be unable to fully recover our investment in developing those products, and our financial performance may be harmed.

Transitions in console platforms could adversely affect the market for interactive entertainment software.

        In 2005, Microsoft released the Xbox 360 and, in 2006, Sony and Nintendo introduced the PlayStation 3 and Wii. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of game console entertainment software products published by us may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance. This decline may not be offset by increased sales of products for the new console platforms. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for next-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions may be more volatile and more difficult to predict than during other times, and such volatility may cause greater fluctuations in our stock price.

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

        Next-generation titles for the Microsoft Xbox 360, Sony's PlayStation 3, and the Nintendo Wii have been offered at premium retail prices since the launch of such consoles. We expect to continue to price next-generation titles at a premium level, but if we are unable to sustain launch pricing on these next-generation titles we may experience a negative effect on our margins and operating results.

Platform licensors are our chief competitors and frequently control the manufacturing of and have broad approval rights over our console and hand-held video game products.

        Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Nintendo, or Microsoft, the products are manufactured exclusively by that hardware manufacturer or their approved replicator.

        The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related hardware peripherals and promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow them substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Accordingly, Sony, Nintendo, or Microsoft could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, marketing, or distribution costs, which could harm our business and financial results.

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

Our market is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our new resources among, emerging technologies, our revenues would be negatively affected.

        Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products to emerging technologies. When we choose to incorporate a new technology into a product or to develop a product for a new platform, operating system or media format, we often are required to make a substantial investment one to two years prior to the introduction of the product. If we invest in the development of video games incorporating a new technology or for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than we anticipated and may not cover our development costs. If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms that achieve significant commercial success, our revenues would also be adversely affected, and it may take significant time and resources to shift product development resources to that technology or platform. Any such failure to adapt to, and appropriately allocate resources among, emerging technologies would harm our competitive position, reduce our market share and significantly increase the time we take to bring popular products to market.

We may face difficulty obtaining access to retail shelf space necessary to market and sell our products effectively.

        Retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such "best seller" status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees, and product return policies. Our products constitute a relatively small percentage of most retailers' sales volume. We cannot be certain that retailers will continue to purchase our products or to provide those products with adequate levels of shelf space and promotional support on acceptable terms. A prolonged failure in this regard may significantly harm our business and financial results.

Our products may be subject to legal claims.

        In prior fiscal years, at least two lawsuits have been filed against numerous video game companies, including against Activision, by the families of victims who were shot and killed by teenage gunmen in attacks perpetrated at schools. These lawsuits alleged that the video game companies manufactured and/or supplied these teenagers with violent video games, teaching them how to use a gun and causing them to act out in a violent manner. These lawsuits have been dismissed. Similar additional lawsuits may be filed in the future. Although, with respect to the prior lawsuits of this nature against us, our general liability insurance carrier agreed to defend such suits, it is uncertain whether insurance carriers would do so in the future, or if such insurance carriers would cover all or any amounts for which we might be liable if such future lawsuits are not decided in our favor. If such future lawsuits are filed and ultimately decided against us and the relevant insurance carrier does not cover the amounts for which we may be liable, it could have an adverse effect on our business and financial results. Payment of significant claims by insurance carriers may make such insurance coverage materially more expensive or unavailable in the future, thereby exposing us to additional risk.

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

        Our business is subject to risks that are generally associated with the entertainment industry, including the popularity, price and timing of the release of our games and the platforms on which they are played, economic conditions that adversely affect discretionary consumer spending, changes in consumer demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted. Many of these risks are beyond our control. These risks could negatively impact our business and financial results.

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

        We regard our software as proprietary and rely on a combination of copyright, patent, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect our proprietary rights. We own or license various copyrights, patents, and trademarks. We are aware that some unauthorized copying occurs, and if a significantly greater amount of unauthorized copying of our software products were to occur, it could cause harm to our business and financial results.

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

        We store the source code and game assets for our interactive entertainment software products as created. In addition, we store confidential information with respect to our customers and employees. A breach of the systems on which such source code and assets, account information (including personally identifiable information) and other sensitive data is stored could lead to piracy of our software or fraudulent activity resulting in claims and lawsuits against us in connection with data security breaches. A data intrusion into World of Warcraft servers could also disrupt the operation of World of Warcraft. If we are subject to data security breaches, we may have a loss in sales or be forced to pay damages or other amounts, which could adversely affect profitability. In addition, any damage to our reputation resulting from a data breach could have an adverse impact on our revenues and future growth prospects, or increased costs arising from the implementation of additional security measures.

We may be subject to intellectual property claims.

        As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims. Many of our products are highly realistic and feature materials that are based on real world examples, which may be the subject of intellectual property infringement claims of others. In addition, our products often utilize complex, cutting edge technology that may become subject to emerging intellectual property rights of others. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement. From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming, distracting to management and expensive to defend.

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

        Any of these actions may harm our business and financial results.

Our products are subject to ratings by the Entertainment Software Rating Board and similar agencies. Our failure to obtain our target ratings for our products could negatively impact our sales.

        The Entertainment Software Rating Board (the "ESRB") is a self-regulatory body in the U.S. that provides consumers of interactive entertainment software with ratings information, including information relating to violence, nudity, or sexual content contained in software titles. Certain countries other than the U.S. have also established similar rating systems as prerequisites for product sales in those countries. In some instances, a company may be required to modify its products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. The relevant ESRB ratings include "Everyone" (age 6 and older), "Everyone 10+" (age 10 and older), "Teen" (age 13 and over), or "Mature" (age 17 and over). Certain of our titles have received a "Mature" rating. None of our titles has received the "Adults Only" rating (18 and over). If we are unable to obtain the ratings we have targeted for our products as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected.

Our business, products, and distribution are subject to increasing regulation of content in key territories. If we do not successfully respond to these regulations, our business may suffer.

        Legislation is continually being introduced that may affect both the content and the distribution of our products. For example, privacy laws in the U.S and Europe impose various restrictions on the collection, storage and use of personal information. Those laws and regulations vary by territory. In addition, many foreign countries have laws that permit governmental entities to censor the content and/or advertising of interactive entertainment software. Other countries, such as Germany, prohibit certain types of content.

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

        Throughout the history of the interactive entertainment industry, many video games have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. However, in some cases, objectionable undisclosed content or features have been found in other publishers' interactive entertainment software products. In a few cases, the ESRB has reacted to discoveries of undisclosed content and features by changing the rating that was originally assigned to the product, requiring the publisher to change the game and/or game packaging and/or fining the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, some interactive entertainment software consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the company whose game contained the objectionable material, and, on at least one occasion, filing a lawsuit against the publisher of the product containing such content.

        We have implemented preventive measures designed to reduce the possibility of objectionable undisclosed content from appearing in the video games we publish. Nonetheless, these preventive measures are subject to human error, circumvention, overriding, and reasonable resource constraints. If a video game we published were found to contain undisclosed content, we could be subject to any of these consequences and our reputation could be harmed, which could have a negative impact on our operating results and financial condition, and our business and financial performance could be significantly harmed.

We engage in acquisitions, and may encounter difficulties in integrating these businesses and therefore we may not realize the anticipated benefits of the acquisitions.

        As part of our business strategy we, from time to time, acquire complementary companies or businesses, enter into strategic alliances and joint ventures and make investments to further our business. In the past several years, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

Our involvement in joint ventures decreases our ability to manage risk.

        We conduct many of our operations through joint ventures in which we share control with our joint venture partners. Although we often enter into joint venture arrangements in order to share risks with our joint venture partners, these arrangements may decrease our ability to manage risk. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. There is the risk that our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with ours. There is also risk that our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with any joint ventures could have an adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.

        We anticipate entering into additional joint ventures with other entities. We cannot assure that we will undertake such joint ventures or, if undertaken, that such joint ventures will be successful or produce the anticipated benefits.

Historically, our stock price has been highly volatile.

        The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to many factors, including for example, but without limitation:

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

  •
  consumer spending trends;

  •
  the outcome of lawsuits or regulatory investigations in which we may become involved;

  •
  changes in earnings estimates or buy/sell recommendations by analysts;

  •
  sales or acquisitions of common stock by our directors or executive management, or by Vivendi and its affiliates; and

  •
  investor perceptions and expectations regarding our products, plans and strategic position, and those of our competitors and customers.

        In addition, the public stock markets have been experiencing extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many technology companies for reasons often unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Subject to certain limitations, Vivendi may sell common stock at any time, which could cause our stock price to decrease.

        Vivendi may sell the shares of our stock that it owns, including pursuant to a registered underwritten public offering under the Securities Act of 1933, as amended (the "Securities Act"), or in accordance with Rule 144 under the Securities Act. We have entered into an investor agreement with Vivendi, which includes registration rights and which gives Vivendi the right to require us to register all or a portion of its shares at any time, subject to certain limitations. The sale of a substantial number of shares of common stock by Vivendi within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of common stock.

Integrating and maintaining internal controls for the combined business may strain our resources and divert management's attention. If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

        Prior to the consummation of the Business Combination, Vivendi Games was a wholly-owned subsidiary of Vivendi and not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of any stock exchange. As a wholly-owned subsidiary of Activision Blizzard, Vivendi Games will be subject to such rules and regulations. Prior to the consummation of the Business Combination, as described in Item 9A of this Form 10-K, it was determined that Vivendi Games had material weaknesses in its internal control over financial reporting. Integrating and maintaining appropriate internal controls and procedures for the combined business will require specific compliance training of certain officers and employees, will entail substantial costs in order to modify existing accounting systems, and will take a significant period of time to complete.

        We are currently in the process of incorporating the internal controls and procedures of Vivendi Games into our internal control over financial reporting, and we expect to be able to perform an assessment of and report on internal control over financial reporting for the year ending December 31, 2009. We may not, however, be efficient in establishing the adequacy of internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could impair our ability to operate the business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, or that our internal controls are perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

Changes in tax rates or exposure to additional tax liabilities could adversely affect our operating results and financial condition.

        We are subject to income taxes in the U.S. and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimate process is inherently uncertain, and such estimates are not binding on tax authorities. The effective tax rate could be adversely affected by changes in the business, including the mix of earnings in countries with differing statutory tax rates, changes in tax elections, and changes in applicable tax laws, as well as other factors. Further, tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should the ultimate tax liability exceed estimates, our income tax provision and net income could be adversely affected.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our principal corporate and administrative offices are located in approximately 141,836 square feet of leased space in a building located at 3100 Ocean Park Boulevard, Santa Monica, California 90405. The following is a listing of the principal offices maintained by us:

PROPERTY	LOCATION	SQ FT	OWNERSHIP	LEASE EXPIRATION
Corporate Offices	Santa Monica, CA, USA	142,000	Lease	December 2010
Activision Product Development & Publishing Facilities (Activision Segment)
Activision Canada	Ontario, Canada	2,400	Lease	October 2012
Beenox, Inc.	Quebec City, Quebec, Canada	18,500	Lease	March 2009 & January 2010
Budcat Creations	Iowa City, Iowa, USA	7,948	Lease	April 2011
Bizarre Creations	Merseyside, UK	24,000	Lease	June 2020
Central Tech	Shanghai, China	1,400	Lease	Month to Month
DemonWare	Dublin, Ireland	11,194	Lease	June 2027
DemonWare	Vancouver, BC, Canada	1,141	Lease	March 2009
FreeStyle	West Midlands, UK	4,132	Lease	August 2011
Infinity Ward, Inc.	Encino, CA, USA	35,300	Lease	October 2012
Luxoflux, Inc.	Santa Monica, CA, USA	14,800	Lease	November 2009
High Moon	Carlsbad, CA, USA	49,628	Lease	November 2009
Motion Capture Studio	Los Angeles, CA, USA	11,500	Lease	March 2009
Neversoft Entertainment, Inc.	Woodland Hills, CA, USA	53,300	Lease	September 2014
Quality Assurance	Quebec City, Quebec, Canada	6,200	Lease	April 2009
Radical	Vancouver, British Columbia, Canada	69,600	Lease	January 2011
Raven Studios	Middleton, WI, USA	35,300	Lease	June 2015
RedOctane	Chennai, India	6,500	Lease	February 2009 (Month to Month)
Shaba Games, Inc.	San Francisco, CA, USA	23,300	Lease	February 2013
Studio Chin	Shanghai, China	12,000	Lease	April 2009
Toys For Bob, Inc.	Novato, CA, USA	11,800	Lease	October 2012
Treyarch Corporation	Santa Monica, CA, USA	56,200	Lease	November 2009
Vicarious Visions, Inc.	Menands, NY, USA	37,100	Lease	March 2016
Underground	Foster City, CA, USA	24,000	Lease	February 2009
Amsterdam Publishing	Amsterdam, the Netherlands	4,000	Lease	June 2012
Australia Publishing	Sydney, Australia	7,300	Lease	June 2012
France Publishing	Paris, France	5,600	Lease	August 2016
Italy Publishing	Legnano, Italy	4,700	Lease	March 2013
Korea Publishing	Seoul, South Korea	1,700	Lease	August 2009
Nordic Publishing	Stockholm, Sweden	3,500	Lease	July 2010
RedOctane	Mountain View, CA, USA	13,900	Lease	October 2012
Spain Publishing	Madrid, Spain	3,400	Lease	April 2009
United Kingdom Publishing	Stockley Park, UK	20,600	Lease	September 2015
Activision Value Publishing	Eden Prairie, MN, USA	14,000	Lease	May 2011
Blizzard Product Development & Publishing Facilities (Blizzard Segment)
Blizzard	Irvine, CA, USA	278,700	Lease	October 2013 & November 2014
Blizzard	Austin, TX, USA	46,900	Lease	June 2012
Blizzard	Velizy, France	52,000	Lease	December 2013
Blizzard	Cork, Ireland	34,000	Lease	October 2027
Blizzard	Shanghai, China	12,000	Lease	April 2009
Blizzard	Taipei, Taiwan	17,450	Lease	May 2009
Blizzard	Seoul, South Korea	59,900	Lease	March 2009
Distribution Facilities (Distribution Segment)
German Distribution	Burglengenfeld, Germany	43,100	Own	N/A
Netherlands Distribution-warehouse	Venlo, the Netherlands	44,600	Own	N/A
N.A. Distribution	Fresno, CA, USA	216,832	Lease	February 2011
United Kingdom Distribution	Birmingham, UK	415,000	Lease	May 2011-2018

        Our publishing operations additionally lease facilities in Arkansas, Minnesota, New York, Texas and Canada for purposes of sales and branch offices. We anticipate no difficulty in extending these leases or obtaining comparable facilities in suitable locations and consider our facilities to be adequate for our current needs.

Item 3.    LEGAL PROCEEDINGS

        On February 8, 2008, the Wayne County Employees' Retirement System filed a lawsuit challenging the Business Combination in the Delaware Court of Chancery. The suit is a putative class action filed against the parties to the Business Combination Agreement as well as certain current and former members of our Board of Directors. The plaintiff alleges, among other things, that our current and former directors named therein failed to fulfill their fiduciary duties with regard to the Business Combination by "surrendering" the negotiating process to "conflicted management," that those breaches were aided and abetted by Vivendi and those of its subsidiaries named in the complaint, and that the preliminary proxy statement filed by the Company on January 31, 2008 contains certain statements that the plaintiff alleges are false and misleading. The plaintiff seeks an order from the court that, among other things, certifies the case as a class action, enjoins the Business Combination, requires the defendants to disclose all material information, declares that the Business Combination is in breach of the directors' fiduciary duties and therefore unlawful and unenforceable, awards the plaintiff and the putative class damages for all profits and special benefits obtained by the defendant in connection with the Business Combination and tender offer, and awards the plaintiff its cost and expense, including attorney's fees.

        After various initial motions were filed and ruled upon, on May 8, 2008, the plaintiff filed an amended complaint that, among other things, added allegations relating to a revised preliminary proxy statement filed by the Company on April 30, 2008. Additional motions were then filed, including a motion for preliminary injunction filed by the plaintiff and a motion to dismiss filed by Vivendi and its subsidiaries. On June 14, 2008, the plaintiff filed a motion for leave to file a second amended complaint. On June 30, 2008, the court granted Vivendi and its subsidiaries' motion to dismiss, pursuant to a stipulation with the plaintiff, and on July 1, 2008, denied the plaintiff's motion for preliminary injunction.

        On December 23, 2008, the plaintiff filed an amended motion for leave to file a second amended complaint. The court granted the motion on January 14, 2009 and the second amended complaint was deemed filed on the same date. The second amended complaint asserts claims similar to the ones made in the original complaint, challenging Activision's Board of Directors' actions in connection with the negotiation and approval of the Business Combination, as well as disclosures made to our shareholders and certain amendments made to our certificate of incorporation in connection therewith. In addition, the second amended complaint asserts that Activision's Board of Directors breached its fiduciary duties in approving and recommending those amendments to the certificate of incorporation. Among other things, the plaintiff seeks certification of the action as a class action, a declaration that amendments made to the certificate of incorporation are invalid and unenforceable, a declaration that our directors breached their fiduciary duties, rescission of the Business Combination and related transactions, and damages, interest, fees and costs.

        On February 13, 2009, the defendants filed their opening brief in support of their motion to dismiss all claims in the complaint. The plaintiff's opposition is due on March 31, 2009 and the Company's reply is due on April 30, 2009. No hearing date has yet been set on the motion to dismiss. The Company intends to continue to defend itself vigorously.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ National Market under the symbol "ATVI."

        The following table sets forth for the periods indicated the high and low reported sale prices for our common stock. At February 19, 2009, there were 1,857 holders of record of our common stock. For periods prior to July 9, 2008, the reported prices are for shares of Activision, Inc. before completion of the Business Combination. In addition, in July 2008, the Board of Directors approved a two-for-one split of our outstanding common stock and the prices set forth below have been restated as if the split had occurred as of the earliest period presented.

	High	Low
2007
First Quarter ended March 31, 2007	$9.60	$8.03
Second Quarter ended June 30, 2007	10.72	9.08
Third Quarter ended September 30, 2007	10.96	8.47
Fourth Quarter ended December 31, 2007	14.94	9.41
2008
First Quarter ended March 31, 2008	$14.88	$12.56
Second Quarter ended June 30, 2008	18.65	13.46
Third Quarter ended September 30, 2008	19.28	14.04
Fourth Quarter ended December 31, 2008	15.39	8.28

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Activision Blizzard Inc. under the Exchange Act or the Securities Act of 1933, as amended.

        The following graph compares the cumulative 69-month total return to shareholders on Activision Blizzard's common stock relative to the cumulative total returns of the NASDAQ Composite index and the RDG Technology Composite index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2003 and tracks it through December 31, 2008.

        For periods prior to July 9, 2008, the share price information for Activision Blizzard is for Activision, Inc. before completion of the Business Combination. In connection with the Business Combination, Activision, Inc. changed its fiscal year end from March 31 to December 31.

*
$100 invested on 3/31/03 in stock & index-including reinvestment of dividends.

	3/03	3/04	3/05	3/06	3/07	3/08	12/08
Activision Blizzard, Inc.	100.00	246.33	307.27	381.73	524.29	755.99	478.34
NASDAQ Composite	100.00	150.10	152.13	180.76	190.41	177.85	120.58
RDG Technology Composite	100.00	148.72	143.88	170.03	175.84	169.44	113.55

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Cash Dividends

        We have neither paid cash dividends in 2008 nor do we anticipate paying any cash dividends at any time in the foreseeable future. We expect that earnings will be retained for the continued growth and development of our business. Future dividends, if any, will depend upon our earnings, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors. Although Vivendi Games did not pay cash dividends in 2007 or 2006, Vivendi Games had net transfers to Vivendi of $340 million and $59 million for the years ended December 31, 2007 and 2006, respectively. Also, upon completion of the Business Combination on July 9, 2008, Vivendi Games returned $79 million of capital to Vivendi and distributed its excess cash on-hand, as defined in the Business Combination Agreement, of $79 million to Vivendi.

Stock Splits

        In July 2008, the Board of Directors approved a two-for-one split of our outstanding common stock effected in the form of a stock dividend ("the split"). The split was paid September 5, 2008 to shareholders of record as of August 25, 2008. The par value of our common stock was maintained at the pre-split amount of $.000001 per share. The Consolidated Financial Statements and Notes thereto, including all share and per share data, have been restated as if the split had occurred as of the earliest period presented.

Issuer Repurchase of Equity Securities (amounts in millions, except number of shares and per share data)

        The following table provides the number of shares repurchased and average price paid per share during the quarter ended December 31, 2008, and the approximate dollar value of shares that may yet be purchased under our $1 billion stock repurchase program as of December 31, 2008.

Period	Total number of shares repurchased	Average price paid per share	Total dollar value of shares purchased as part of publicly announced plans or programs (in millions)	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
October 1, 2008—October 31, 2008	—	$—	$—	$—
November 1, 2008—November 30, 2008	—	—	—	—
December 1, 2008—December 31, 2008 (1)	12,967,265	9.68	126	874

Total	12,967,265	$9.68	$126	$874

(1)
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

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi S.A., and Vivendi Games, Inc., a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. For accounting purposes, the Business Combination is treated as a "reverse acquisition," with Vivendi Games, Inc. deemed to be the acquirer. The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games, Inc. (see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). Therefore, 2008 financial data is not comparable with prior periods.

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 2008 are derived from our Consolidated Financial Statements. All amounts set forth in the following tables are in millions, except per share data.

	For the years ended December 31,
	2008	2007(2)	2006	2005	2004
		(As Adjusted)
Statements of Operations Data:
Net revenues	$3,026	$1,349	$1,018	$780	$567
Net income (loss)	(107)	227	139	45	(274)
Net income (loss) per share(1)	(0.11)	0.38	0.24	0.08	(0.46)

	At December 31,
	2008	2007(2)	2006	2005	2004
		(As Adjusted)
Balance Sheets Data:
Total assets	$14,701	$879	$758	$539	$685

(1)
Stock Split—In July 2008, the Board of Directors approved a two-for-one split of our outstanding shares of common stock effected in the form of a stock dividend ("the split"). The split was paid September 5, 2008 to shareholders of record at August 25, 2008.

(2)
In the quarter ended September 30, 2008, we changed the manner in which we recognize revenue associated with sales of The Burning Crusade expansion pack, which was released in January 2007. We determined that it is preferable to conclude that the expansion packs do not have standalone value and to account for fees from sales of expansion packs over the remaining estimated useful life of the customer. We also identified certain ancillary fees charged to World of Warcraft subscribers that had been recognized immediately rather than deferred over the estimated remaining subscription life. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", these changes have been applied retrospectively to our Consolidated Financial Statements for all prior periods presented.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Business

        Activision Blizzard is a worldwide pure-play online, personal computer, console and hand-held game publisher. The terms "Activision Blizzard," the "Company," "we," "us," or "our" are used to refer collectively to the Activision Blizzard, Inc. and its subsidiaries.

        Through Blizzard Entertainment, Inc ("Blizzard"), we are the leader in terms of subscriber base and revenues generated in the subscription-based MMORPG category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Through Activision Publishing, Inc. ("Activision"), we are a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, hand-held platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment ("Sony") PlayStation 2 ("PS2"), Sony PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Sony PlayStation Portable ("PSP") and Nintendo Dual Screen ("NDS") hand-held devices; and the PC.

        Our Activision business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. Activision's products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision's target customer base ranges from casual players to game enthusiasts, and children to adults. During 2008, Activision released Guitar Hero World Tour and Call of Duty: World at War, and continued to expand its licensed products with titles such as Madagascar: Escape 2 Africa, Spider-Man: Web of Shadows, its first James Bond title, Quantum of Solace, and several other titles. Activision is currently developing sequels to the Guitar Hero and Call of Duty franchises, Wolfenstein through id Software, Marvel Ultimate Alliance 2: Fusion through Vicarious Visions, Prototype through Radical, and Singularity through Raven Software, and a yet to be named game for the racing genre, among other titles.

        Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, such as prepaid-cards and other ancillary online revenues); retail sales of physical "boxed" products; electronic download sales of PC products; and licensing of software to third-party companies that distribute World of Warcraft in China and Taiwan. During 2008, Blizzard released World of Warcraft: Wrath of the Lich King, the second expansion pack of World of Warcraft. Blizzard is currently developing new games, including sequels to the StarCraft and Diablo franchises.

        Our distribution business consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Management's Overview of Business Trends

        Activision's 2009 scheduled releases—We expect to launch games based on proven franchises such as Call of Duty, Guitar Hero, Transformers, Wolverine, Marvel, Tony Hawk, Wolfenstein, and Ice Age. Games scheduled for release during the quarter ended March 31, 2009 include Guitar Hero: Metallica for the Xbox 360, PS3, Wii in North America; Monsters vs. Aliens worldwide on multiple platforms; approximately 50 downloadable songs for Guitar Hero; and the first map pack for Call of Duty: World at War. The more notable games, among other titles, scheduled for release during 2009 include: Marvel Ultimate Alliance 2; Wolverine, based on XMen: Origins Wolverine, which is one of the most popular Marvel characters; Transformers: Revenge of the Fallen; Prototype, an all new and third-person open-world action game; Ice Age 3; DJ Hero, a new line extension of the Guitar Hero franchise; Call of Duty: Modern Warfare 2; a new racing game developed by Bizarre Creations; a new game based on the Tony Hawk franchise; an all new Wolfenstein; and our new wholly owned first-person action game called Singularity.

        Console hardware platforms—In 2005, Microsoft released the Xbox 360 and, in 2006, Sony and Nintendo introduced their respective hardware platforms, the PlayStation 3 and Wii. Activision's plan is to continue to build a significant presence on the PS3, Wii, and Xbox 360 by expanding the number of titles released on these platforms and hand-held platforms while continuing to market to the PS2 platform as long as it is economically attractive to do so given its large installed base.

        Business combination and investments—We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets. On July 9, 2008, we consummated our Business Combination with Vivendi Games. Upon the closing of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. As of December 31, 2008, Vivendi owned approximately 55% of our common stock. Activision Blizzard now conducts the combined business operations of Activision, Inc. and Vivendi Games including Blizzard Entertainment, Inc. See also Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

        To further strengthen our development resources and underscore our commitment as leader in the music-based genre, on September 11, 2008, we acquired Freestyle Games, Ltd., a premier United Kingdom-based video game developer specializing in the music-based genre. Additionally, on November 10, 2008, we acquired Budcat Creations, LLC, an Iowa City, Iowa based video game developer. Budcat Creations is an award-winning development studio with expertise on the Wii and NDS.

        International operations—Activision focuses on the growth of the European market through developing localized contents for its Guitar Hero franchises and other franchises or titles in terms of contents and packaging. For the Asian market, Blizzard distributes World of Warcraft through direct operations and licenses. Blizzard has licensing arrangements with The9 to distribute World of Warcraft in China and with SoftWorld in Taiwan. Internet game room players and prepaid cards are also very popular in Asia, particularly in South Korea. Recently, Blizzard has licensed its StarCraft II, Warcraft III: Reign of Chaos, Warcraft III: The Frozen Throne, and Battle.net platform to a company affiliated with NetEase.com, Inc. Blizzard and NetEase have also established a joint venture, which will provide support for the operation of the licensed games and Battle.net platform in China. For the year ended December 31, 2008, Blizzard released a Russian language version of World of Warcraft in Russia and expanded its Spanish version into Latin America.

        Integration and reorganization—Following the Business Combination on July 9, 2008, we have restructured the Vivendi Games businesses to capture cost-synergies and to streamline the combined Activision Blizzard organization. For the first six months of 2009, we expect to continue to incur restructuring expenses mainly relating to severance payments of remaining interim employees who are currently assisting us to exit our non-core operations and under-utilized facilities. We anticipate substantially exiting or winding down our non-core operations and substantially completing our organizational restructuring activities as a result of the Business Combination by June 2009.

        For the six months ending June 30, 2009, we anticipate incurring between $20 million and $40 million of additional before tax restructuring charges, and after tax cash restructuring charges between $15 million and $25 million relating to the Business Combination. Overall, including charges incurred through December 31, 2008, we expect to incur before tax restructuring charges between $113 million and $133 million by June 30, 2009, with an after tax cash impact between $55 million and $70 million. The after tax charges are expected to consist primarily of employee-related severance cash costs (approximately $47 million), facility exit cash costs (approximately $18 million), and cash contract terminations costs (approximately $5 million). Separately, through December 31, 2008, these restructuring charges were partially offset by cash proceeds of approximately $28 million from asset disposals and after tax cash benefits related to the streamlining of the Vivendi Games title portfolio. For the next six months, we anticipate between $2 million to $7 million of further cash proceeds to partially offset future restructuring cash charges. We do not expect these anticipated restructuring expenses to materially effect future earnings and cash flow of Activision Blizzard.

        Console online games—Activision has published games with online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, and in which our performance obligations extend beyond the sale of the game. Vendor-specific objective evidence of fair value does not exist for these online features, as we do not separately charge for this component of these titles. As a result, we recognize all of the revenue from the sale of these titles ratably over an estimated service period. In addition, we defer the costs of sales of these titles to match revenue.

        MMORPG online games—Blizzard published the first expansion pack World of Warcarft: The Burning Crusade, in January 2007 and the second expansion pack, World of Warcraft: Wrath of the Lich King in November 2008. We expect these expansions will extend Blizzard's subscription revenues by retaining existing customers and attracting new customers.

        Impact of deferred revenues and related cost of sales—For the year ended December 31, 2008, the net impact of deferred revenues and related cost of sales decreased consolidated net revenues and total cost of sales by $713 million and $217 million, respectively. We anticipate, for the year ending December 31, 2009, the net impact of deferred revenues and related cost of sales will decrease consolidated net revenues and total cost of sales by approximately $500 million and $220 million, respectively. As our major releases are planned in the December quarter of 2009, we expect that a majority of the revenues and related costs of sales will be deferred in the December quarter of 2009, and recognized in 2010. However, the actual amount of revenues and cost of sales deferred will vary significantly depending upon the timing of the release of these titles and the sales volume of such products.

        Other revenues—Activision is continuing the development of online capabilities for its games. Activision plans to continue to exploit other revenue sources, including downloadable content and in-game advertising for its console games.

        Economic conditions—We continue to monitor the recent adverse changes in economic conditions which may have unfavorable impacts on our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The estimates discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and because their application places the most significant demands on management's judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs.

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

        Some of our software products provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we recognize revenue related to products containing these limited online features upon the transfer of title and risk of loss to our customer. In instances where online features or additional functionality is considered more than an inconsequential separate deliverable in addition to the software product, we take this into account when applying our revenue recognition policy. This evaluation is performed for each software product together with any online transactions, such as electronic downloads of titles with product add-ons when it is released.

        In instances where the online service is considered more than an inconsequential separate deliverable in addition to the software product, we account for the sale as a "bundled" sale, or multiple element arrangement, in which we sell both the software product and the online service for one combined price. Vendor specific objective evidence for the fair value of the online service does not exist as we do not separately offer or charge for the online service. Therefore, when the online service is determined to be more than an inconsequential deliverable, we recognize the revenue from sales of such software products ratably over the estimated online service period, beginning the month after shipment of the software product. Costs of sales (excluding intangible asset amortization classified as costs of sales) related to such products are also deferred and recognized with the related revenues, including manufacturing costs, software royalties and amortization and intellectual property licenses.

        We consider the World of Warcraft boxed product including expansion packs and other ancillary revenues as a single deliverable with the total arrangement consideration combined and recognized ratably as revenue over the estimated product life beginning upon activation of the software and delivery of the services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as product sales and revenues attributable to subscription and other ancillary services are classified as subscription, licensing and other revenues.

        Determining whether the online service for a particular game constitutes more than an inconsequential deliverable is subjective and requires management's judgment. Determining the estimated service period over which to recognize the related revenue and costs of sales is also subjective and involves management's judgment.

        Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence.    We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable trading and payment terms, and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2008 allowance for returns and price protection would impact net revenues by approximately $3 million.

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

        We value inventory at the lower of cost or market. We regularly review inventory quantities on-hand and in the retail channel and record a provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would impact management's estimates in establishing our inventory provision.

        Software Development Costs and Intellectual Property Licenses.    Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

        We account for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," ("SFAS No. 86"). Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of "cost of sales—software royalties and amortization," capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense.

        Commencing upon product release, capitalized software development costs are amortized to "cost of sales—software royalties and amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months or less.

        Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music, or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product. Prior to the related product's release, we expense, as part of "cost of sales—intellectual property licenses," capitalized intellectual property costs when we believe such amounts are not recoverable. Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

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

        Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Additionally, as noted above, as many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

        Income Taxes.    We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

        Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of Financial Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our financial condition and operating results.

        For a detailed discussion of the application of these and other accounting policies see Note 3 of the Notes to Consolidated Financial Statements.

Fair Value Estimates

        The preparation of financial statements in conformity with U.S. GAAP often requires us to determine the fair value of a particular item to fairly present our Consolidated Financial Statements. Without an independent market or another representative transaction, determining the fair value of a particular item requires us to make several assumptions that are inherently difficult to predict and can have a material impact on the conclusion of the appropriate accounting.

        There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset, liability or equity instrument being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the delayed receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates are inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact on the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired. While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

        Business Combinations.    We must estimate the fair value of assets acquired and liabilities assumed in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of expected use of the asset, the expected cost to extinguish the liability or our expectations related to the timing and the successful completion of development of an acquired in-process technology. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

        Assessment of Impairment of Assets.    Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, "Accounting for the

Impairment or Disposal of Long-lived Assets," which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable including, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The decision to dispose of certain assets of the non-core operating segment as part of our restructuring plan following the Business Combination was considered to be an indicator of impairment under SFAS No. 144. We performed an impairment test on the long-lived assets of the non-core operating segment and determined that an acquired trade name was impaired. As a result, an impairment charge of $5 million was recorded as part of restructuring costs. Other than this event, during 2008, we did not perform any other impairment tests of our long-lived assets as there were no significant and adverse underlying changes to our expected operating results or other indicators of impairment. Other than the $5 million impairment of the acquired trade name, we determined that there was no other impairment of long-lived assets for the years ended December 31, 2008, 2007 and 2006.

        SFAS No. 142, "Goodwill and other Intangibles" ("SFAS No. 142") requires a two-step approach to testing goodwill for impairment for each reporting unit. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. SFAS No. 142 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

        To determine the fair values of the reporting units used in the first step, we use a discounted cash flow approach. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

        Stock-Based Compensation.    We estimate the value of employee stock options on the date of grant using a binomial-lattice model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        For more detailed information about Activision Blizzard's accounting policy for the measurement of fair value of financial assets and financial liabilities and information about the financial assets and financial liabilities, see Notes 3 and 17 of the Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

        Special Note—The consummation of the Business Combination has resulted in financial information of Activision, Inc. being included from the date of the Business Combination (i.e. from July 9, 2008 onwards), but not for prior periods.

        The following table sets forth certain Consolidated Statements of Operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	For the years ended December 31,
	2008		2007		2006
	(as adjusted)
Net revenues:
Product sales	$1,872	62%	$457	34%	$421	41%
Subscription, licensing, and other revenues	1,154	38	892	66	597	59

Total net revenues	3,026	100	1,349	100	1,018	100
Costs and expenses:
Cost of sales—product costs	1,160	38	171	13	153	15
Cost of sales—software royalties and amortization	267	9	52	4	71	7
Cost of sales—intellectual property licenses	219	7	9	1	24	2
Cost of sales—MMORPG	193	7	204	15	119	12
Product development	592	20	397	29	246	24
Sales and marketing	464	15	172	13	147	14
Restructuring costs	93	3	(1)	—	4	—
General and administrative	271	9	166	12	133	14

Total costs and expenses	3,259	108	1,170	87	897	88

Operating income (loss)	(233)	(8)	179	13	121	12
Investment income (loss), net	46	2	(4)	—	(15)	(1)

Income (loss) before income tax benefit	(187)	(6)	175	13	106	11
Income tax benefit	(80)	(2)	(52)	(4)	(33)	(3)

Net income (loss)	$(107)	(4)%	$227	17%	$139	14%

Annual Highlights

Operating Highlights (amounts in millions)

	For the years ended December 31,
	2008	2007	2006	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2007 v 2006
	(as adjusted)
Net revenues:
Activision	$2,152	$272	$360	$1,880	$(88)
Blizzard	1,343	1,107	638	236	469
Distribution	227	—	—	227	—

Activision Blizzard's core operations	3,722	1,379	998	2,343	381
Activision Blizzard's non-core exit operations	17	10	3	7	7

Operating segments total	3,739	1,389	1,001	2,350	388
Reconciliation to consolidated net revenues:
Net effect from deferred net revenues	(713)	(40)	17	(673)	(57)

Consolidated net revenues	$3,026	$1,349	$1,018	$1,677	$331

Segment income (loss) from operations:
Activision	$307	$(13)	$(22)	$320	$9
Blizzard	704	568	321	136	247
Distribution	22	—	—	22	—

Activision Blizzard's core operations	1,033	555	299	478	256
Activision Blizzard's non-core exit operations	(266)	(198)	(136)	(68)	(62)

Operating segments total	767	357	163	410	194
Reconciliation to consolidated operating income (loss):
Net effect from deferred net revenues and related costs of sales	(496)	(38)	14	(458)	(52)
Stock-based compensation expense	(90)	(137)	(48)	47	(89)
Restructuring expense	(93)	1	(4)	(94)	5
Amortization of intangible assets and purchase price accounting related adjustments	(292)	(4)	(4)	(288)	—
Integration and transaction costs	(29)	—	—	(29)	—

Total consolidated operating income (loss)	$(233)	$179	$121	$(412)	$58

        Each of our segments' net revenues increased for the year ended December 31, 2008, compared to the same period in 2007. In North America, Activision Blizzard was the #1 console and hand-held software publisher in dollars for the quarter ended December 31, 2008, according to The NPD Group. Blizzard's net revenues also increased for the year ended December 31, 2007, compared to the same period in 2006. The increases in 2008 and 2007 were mainly attributable to:

  •
  The consummation of the Business Combination, which resulted in segments' revenues from Activision, Inc. of approximately $2,215 million, of which $227 million relates to Distribution segment, being included from the date of the Business Combination but not for prior periods;

  •
  Continued growth in the video game industry, despite a difficult macroeconomic and retail environment which improved our sales revenues in 2008 compared to the same periods in 2007 and 2006;

  •
  The major releases in 2008 of Call of Duty: World at War, Guitar Hero World Tour, and James Bond: Quantum of Solace in the quarter ended December 31, 2008, and the launch of Guitar Hero World Tour band bundle products consisting of a package of software, drum, guitars and/or microphone in the quarter ended December 31, 2008. For the quarter ended December 31, 2008, Activision Blizzard had the #1 and #2 best-selling console titles, Guitar Hero World Tour and Call of Duty: World at War, respectively, in dollars in North America and Europe, according to The NPD Group, Gfk and Charttrack;

  •
  The release of the second expansion pack of World of Warcraft: Wrath of the Lich King in November 2008, which is the fastest selling PC game of all time, and the release of the first expansion pack of World of Warcraft: The Burning Crusade in January 2007. The release of the World of Warcraft: The Burning Crusade also led to higher box sales of World of Warcraft in 2007 when compared to year ended 2006;

  •
  Additional value added services by Blizzard in connection with the game-play of World of Warcraft;

  •
  The continued growth of World of Warcraft subscription revenues. As of December 2008, World of Warcraft was played by more than 11.5 million subscribers worldwide. The worldwide number of World of Warcraft subscribers grew by nearly 2 million for the year 2008, which is more than 20% greater than in December 2007. World of Warcraft also recorded an increase of approximately 2 million subscribers in 2007 when compared to the same period in 2006;

  •
  Activision's release in 2008 of an affiliated LucasArts' title, Star Wars: The Force Unleashed in Europe and Asia Pacific; and

  •
  Activision's catalog sales of Guitar Hero II: Legends of Rock, Guitar Hero Aerosmith, Guitar Hero On Tour, and Call of Duty Modern Warfare also contributed to Activision's net revenues for the year ended December 31, 2008.

        The above increase in 2008 was partially offset by year over year strengthening of the U.S. Dollar in relation to GBP, EUR, AUD, KRW, and SEK which impacted international net revenues, particularly in the December quarter of 2008. We estimate that the change in foreign exchange rates decreased reported consolidated net revenues by approximately $112 million for the year ended December 31, 2008.

Our segments' operating income for the year ended December 31, 2008 was driven by the following:

  •
  The increase in each of our segments' net revenues as previously noted; and

  •
  The consummation of the Business Combination, which resulted in operating income from Activision, Inc. of approximately $371 million being included from the date of the Business Combination but not for prior periods.

Partially offset by:

  •
  Segment operating losses from Activision Blizzard's non-core exit operations, which includes write-off of capitalized software development costs totaling $71 million for the year ended December 31, 2008, mainly as a result of the rationalization of our title portfolio; and

  •
  The higher cost of sales related to the manufacturing and distribution costs of the Guitar Hero World Tour band bundle products.

        Blizzard's operating income for the year ended December 31, 2007 increased when compared to the year ended December 31, 2006 mainly attributable to the successful release in multiple markets of World of Warcraft: The Burning Crusade (which had higher operating margins than the typical PC or console release), coupled with the implementation of new cost controls in the areas of sales and marketing and general and administrative expenses. This was partially offset by higher expenses for incentive plans and increased product development spending.

Cash Flow Highlights (amounts in millions)

	For the years ended December 31,
	2008	2007	2006	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2007 v 2006
	(as adjusted)
Cash provided by operating activities	$379	$431	$233	$(52)	$198
Cash provided by (used in) investing activities	1,101	(68)	(124)	1,169	56
Cash provided by (used in) financing activities	1,488	(371)	(77)	1,859	(294)

        For the year ended December 31, 2008, the following major cash activities occurred:

  •
  Activision, Inc. cash and cash equivalents of approximately $1.1 billion became part of Activision Blizzard's balances upon the Business Combination;

  •
  Upon the Business Combination, Vivendi purchased 126 million shares of our common stock for $1.7 billion, and as specified in the Business Combination Agreement, Activision Blizzard returned capital to Vivendi of approximately $79 million and settled balances with Vivendi of approximately $79 million reflected in financing activities;

  •
  We received net proceeds from exercises of stock options amounting to $22 million during the year ended December 31, 2008;

  •
  We paid the participants in the Blizzard Equity Plan $107 million as a result of the Business Combination; and

  •
  We repurchased $126 million of our stock in the open market during the December quarter of 2008.

        On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $1 billion of our common stock. Under this program, we may repurchase our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions. In December 2008, we repurchased approximately 13 million shares of our common stock. At December 31, 2008, we had approximately $874 million available for utilization under the buyback program and no outstanding stock repurchase transactions. The repurchase program may be suspended or discontinued by the Company at any time.

Results of Operations—Years Ended December 31, 2008, 2007, and 2006

        Special Note—The consummation of the Business Combination has resulted in financial information of Activision, Inc. being included from the date of the Business Combination (i.e. from July 9, 2008 onwards), but not for prior periods.

        The following table details our consolidated net revenues by geographic area for the years ended December 31, 2008, 2007, and 2006 (amounts in millions):

	For the years ended December 31,
	2008	2007	2006	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2007 v 2006
		(as adjusted)
Geographic area net revenues:
North America	$1,494	$620	$521	$874	$99
Europe	1,288	555	359	733	196
Asia Pacific	227	164	135	63	29

Total geographic area net revenues	3,009	1,339	1,015	1,670	324
Activision Blizzard's non-core exit operations	17	10	3	7	7

Consolidated net revenues	$3,026	$1,349	$1,018	$1,677	$331

        Geographically, consolidated net revenues increased in all regions for the year ended December 31, 2008 compared to the same periods in 2007 and 2006 as a result of the following:

  •
  The consummation of the Business Combination, which resulted in consolidated net revenues from Activision, Inc. of approximately $1,648 million, of which $227 million relates to our European Distribution segment, being included from the date of the Business Combination, but not for prior periods;

  •
  Activision had two of the top-five best-selling franchises on the consoles across all platforms—Guitar Hero and Call of Duty in North America and Europe for the quarter ending December 31, 2008 according to The NPD Group, Gfk, and Charttrack;

  •
  Activision's successful releases in 2008, including Call of Duty: World at War, Guitar Hero World Tour, Guitar Hero: Aerosmith, and Guitar Hero: On Tour;

  •
  Back catalog sales of Guitar Hero III: Legends of Rock, and Call of Duty: Modern Warfare;

  •
  The release of the second expansion pack of World of Warcraft: Wrath of the Lich King in November 2008, which is the fastest selling PC game of all time;

  •
  Activision's release of an affiliated LucasArts' title, Star Wars: The Force Unleashed in Europe and Asia Pacific; and

  •
  An increase in the number of World of Warcraft subscribers.

Net Revenues by Platform

        The following table details our net revenues by platform and as a percentage of total consolidated net revenues for the years ended December 31, 2008, 2007, and 2006 (amounts in millions):

	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Year ended December 31, 2006	% of total consolidated net revs.	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2007 v 2006
			(as adjusted)
Platform net revenues:
MMORPG	$1,152	38%	$1,024	76%	$621	61%	$128	$403
PC	99	3	94	7	80	8	5	14
Console:
Sony PlayStation 3	241	8	22	2	—-	—	219	22
Sony PlayStation 2	284	9	71	5	155	15	213	(84)
Microsoft Xbox 360	361	12	35	3	30	3	326	5
Nintendo Wii	407	14	25	2	4	1	382	21
Microsoft Xbox	1	—	3	—	29	3	(2)	(26)
Nintendo GameCube	—	—	—	—	13	1	—	(13)

Total console	1,294	43	156	12	231	23	1,138	(75)
Hand-held	237	8	65	4	83	8	172	(18)

Total platform net revenues:	2,782	92	1,339	99	1,015	100	1,443	324
Distribution	227	7	—	—	—	—	227	—
Activision Blizzard's non-core exit operations	17	1	10	1	3	—	7	7

Total consolidated net revenues	$3,026	100%	$1,349	100%	$1,018	100%	$1,677	$331

        MMORPG net revenues increased for the year ended December 31, 2008 compared to the same period in 2007 as a result of the continued growth of World of Warcraft, including the successful launch of World of Warcraft: Wrath of the Lich King in the fourth quarter of 2008. According to The NPD Group, Gfk, and Charttrack, Blizzard's World of Warcraft: Wrath of the Lich King was the #1 PC title by dollars in North America and Europe. MMORPG net revenues increased for the year ended December 31, 2007 compared to the same period in 2006 as a result of the continued growth of World of Warcraft, including the successful release of World of Warcraft: The Burning Crusade in January 2007.

        Net revenues from various consoles and hand-held platforms increased for the year ended December 31, 2008, compared to the same periods in 2007 and 2006 due to the following:

  •
  The consummation of the Business Combination resulted in consolidated net revenues from Activision, Inc. of approximately $1,648 million, of which $227 million relates to Distribution, being included from the date of the Business Combination, but not for prior periods;

  •
  A growing installed base for the hardware platforms (in particular, the Wii, PS3, and Xbox 360) and increased number of titles and skus available from Activision compared to the titles and skus released by Vivendi Games;

  •
  According to The NPD Group, Gfk and Charttrack and measured by dollars of net revenues, Activision Blizzard accomplished the following:

  •
  Activision had two of the top-five best-selling franchises on the consoles across all platforms—Guitar Hero and Call of Duty in North America and Europe for the December quarter ended of 2008;

  •
  Activision was the #1 third-party publisher for the Wii platform for the December quarter of 2008; and

  •
  For the quarter ended December 31, 2008, Activision had the #1 North America and Europe best-selling title on the NDS, Guitar Hero: On Tour.

Cost of Sales

        The following table details the nature of our cost of sales in dollars and as a percentage of total consolidated net revenues for the years ended December 31, 2008, 2007, and 2006 (amounts in millions):

	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Year ended December 31, 2006	% of total consolidated net revs.	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2007 v 2006
			(as adjusted)
Product costs	$1,160	38%	$171	13%	$153	15%	$989	$18
Software royalties and amortization	267	9	52	4	71	7	215	(19)
Intellectual property licenses	219	7	9	1	24	2	210	(15)
MMORPG	193	7	204	15	119	12	(11)	85

        For the year ended December 31, 2008, cost of sales increased compared to the same periods in 2007 and 2006 primarily due to:

  •
  The consummation of the Business Combination, which resulted in cost of sales from Activision, Inc. of approximately $1,416 million being included from the date of the Business Combination, but not for prior periods;

  •
  The price of oil increased sharply before production of the hardware peripherals for Guitar Hero. This resulted in higher raw material and logistic costs for the production of Guitar Hero World Tour band bundle products consisting of a package of guitar, drum, microphone, and software;

  •
  Write-down of our remaining inventory of Gibson guitars resulting from the expiration of our licensing agreement on January 31, 2009;

  •
  Amortization of intangible assets and other purchase price accounting related adjustments of $15 million, $95 million, and $140 million included in cost of sales—product costs, cost of sales—software royalties and amortization, and cost of sales—intellectual property licenses, respectively;

  •
  Higher product costs due to an increase in business mix from affiliated LucasArt's title Star Wars: The Force Unleashed in Europe and Asia Pacific in the fourth quarter of 2008 and the catalog title, Lego: Indiana Jones the Original Adventures;

  •
  Higher royalties expenses for released titles during the year ended December 31, 2008, such as The Bourne Conspiracy and James Bond: Quantum of Solace; and

  •
  Pre-release impairments on certain titles of $18 million for the year ended December 31, 2008.

Product Development (amounts in millions)

	Year ended December 31, 2008	% of consolidated net revenues	Year ended December 31, 2007	% of consolidated net revenues	Year ended December 31, 2006	% of consolidated net revenues	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2007 v 2006
Product development	$592	20%	$397	29%	$246	24%	$195	$151

        For the year ended December 31, 2008, product development costs increased compared to the same periods in 2007 and 2006. The increase was primarily attributable to the following:

  •
  The consummation of the Business Combination, which resulted in product development expenses from Activision, Inc. of approximately $187 million being included from the date of the Business Combination, but not for prior periods;

  •
  Included in the non-core exit operations, write-off of capitalized software development costs of canceled titles totaled $71 million for the year ended December 31, 2008, as a result of the rationalization of our title portfolio; and

  •
  The continuous product development investment for our slate of future titles.

Sales and Marketing (amounts in millions)

	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Year ended December 31, 2006	% of total consolidated net revs.	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2007 v 2006
Sales and marketing	$464	15%	$172	13%	$147	14%	$292	$25

        For the year ended December 31, 2008, sales and marketing increased compared to the same periods in 2007 and 2006. The increase in sales and marketing was mainly the result of:

  •
  The consummation of the Business Combination, which resulted in sales and marketing from Activision, Inc. of approximately $282 million being included from the date of the Business Combination, but not for prior periods;

  •
  Increased number of titles and skus published by Activision Blizzard compared to Vivendi Games; and

  •
  Amortization of intangible assets of $40 million for the year ended December 31, 2008 relating to retail customer relationships.

Restructuring Charges (amounts in millions)

	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Year ended December 31, 2006	% of total consolidated net revs.	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2007 v 2006
Restructuring	$93	3%	$(1)	—%	$4	—%	$94	$(5)

        In the September quarter of 2008, we implemented an organizational restructuring as a result of the Business Combination. This organizational restructuring is to integrate different operations and to streamline the combined Activision Blizzard organization. The implementation of the organizational restructuring resulted in the following restructuring charges: severance costs, contract termination costs, fixed asset write-off on disposals, impairment charges on acquired trade names, prepaid royalties, intellectual property licenses, impairment charges on goodwill and loss on disposal of assets/liabilities. We communicated to the affected employees and ceased use of certain offices under operating lease contracts. We anticipate substantially exiting or winding down our non-core operations and substantially completing the organizational restructuring activities as a result of the Business Combination by June 2009.

        See Note 8 of the Notes to Consolidated Financial Statements for more detail and a roll forward of the restructuring liability that includes the beginning and ending liability, costs incurred for the year, cash payments, and non-cash write-downs.

General and Administrative (amounts in millions)

	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Year ended December 31, 2006	% of total consolidated net revs.	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2007 v 2006
General and administrative	$271	9%	$166	12%	$133	14%	$105	$33

        For the year ended December 31, 2008, general and administrative costs increased in absolute amount and decreased as percentage of consolidated net revenues compared to the same periods in 2007 and 2006. The increase was mainly attributable to the consummation of the Business Combination, which resulted in general and administrative expenses from Activision, Inc. of approximately $125 million, (including integration and transaction expenses of $29 million) being included from the date of the Business Combination, but not for prior periods. The increase was partially offset by reduced salary and benefit costs as a result of the implementation of our organizational restructuring.

Investment Income (Loss), Net (amounts in millions)

	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Year ended December 31, 2006	% of total consolidated net revs.	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2008 v 2006
Investment income (loss)	$46	2%	$(4)	—%	$(15)	(1)%	$50	$11

        Our cash, cash equivalents, and investment portfolio, comprised primarily of cash and cash equivalents, was $3 billion at December 31, 2008. Vivendi Games maintained a net payable balance with Vivendi at December 31, 2007 and 2006. Investment income for the year ended December 31, 2008, was primarily derived from the interest income from investments in money market funds, mark-to-market gains on our outstanding currency forward contracts, and an unrealized gain on a put option from UBS AG ("UBS"), compared with net interest expense for the past two years.

Income Tax Benefit (amounts in millions)

	Year ended December 31, 2008	% of Pretax income	Year ended December 31, 2007	% of Pretax income	Year ended December 31, 2006	% of Pretax income	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2007 v 2006
Income Tax Benefit	$(80)	(43)%	$(52)	(30)%	$(33)	(31)%	$28	$19

        The effective tax rate was (43)%, (30)%, and (31)% for the years ended December 31, 2008, 2007, and 2006, respectively. For the year ended December 31, 2008, the tax benefit as a result of a net loss before income taxes was increased primarily due to the recognition of the Federal and California Research and Development tax credit and IRC 199 Domestic Production Deduction in 2008. For the years ended December 31, 2007 and 2006, the tax benefit as a result of net income (loss) before income taxes was offset by tax benefits from net operating losses surrendered and the release of valuation allowances.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	For the years ended December 31,
	2008	2007	2006	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2007 v 2006
Cash and cash equivalents	$2,958	$62	$68	$2,896	$(6)
Short-term investments	44	3	2	41	1

	$3,002	$65	$70	$2,937	$(5)

Percentage of total assets	20%	7%	9%

	For the years ended December 31,
	2008	2007	2006	Increase/ (decrease) 2008 v 2007	Increase/ (decrease) 2007 v 2006
		(as adjusted)
Cash flows provided by operating activities	$379	$431	$233	$(52)	$198
Cash flows provided by (used in) investing activities	1,101	(68)	(124)	1,169	56
Cash flows provided by (used in) financing activities	1,488	(371)	(77)	1,859	(294)
Effect of foreign exchange rate changes	(72)	2	4	(74)	(2)

Net increase (decrease) in cash and cash equivalents	$2,896	$(6)	$36	$2,902	$(42)

        In addition to cash flows provided by operating activities, our primary source of liquidity was $3 billion of cash and cash equivalents at December 31, 2008. Through the Business Combination, Activision, Inc.'s cash and cash equivalents of approximately $1.1 billion became part of Activision Blizzard's balances and we received $1.7 billion of cash from Vivendi in exchange for issuance of shares of our common stock. With our liquid investment portfolio and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital (approximately $3 billion at December 31, 2008), as well as availability under our credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, to finance the acquisition of intellectual property rights for future products from third parties, the restructuring activities, and to fund the stock repurchase program we announced on November 5, 2008.

        On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $1 billion of our common stock. Under this program, we may repurchase our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions. We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued by the Company at any time. We purchased 13 million shares for $126 million in the fourth quarter of 2008, leaving approximately $874 million available for purchases under the program at December 31, 2008.

Cash Flows from Operating Activities

        The primary drivers of cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products and our subscription revenues, offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers and intellectual property holders and to our employees. A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses. Our future cash commitments relating to these investments are detailed in Note 18 of the Notes to Consolidated Financial Statements.

Cash Flows from Investing Activities

        The primary drivers of cash flows used in investing activities have typically included capital expenditures, acquisitions of privately held interactive software development companies and publishing companies and the net effect of purchases and sales/maturities of investments. The goal of our investments is to minimize risk and maintain liquidity while maximizing returns, funding anticipated working capital needs, and providing for prudent investment diversification.

        For the year ended December 31, 2008, cash flows provided by investing activities were primarily the result of the reverse acquisition of Activision, Inc., partially offset by cash paid for capital expenditures, and the acquisitions of Freestyle Games, Ltd. and Budcat Creations, LLC.

        Due to uncertainties surrounding the timing of liquidation of our auction rate securities ("ARS"), which are comprised of debt obligations secured by higher education student loans, all our investments in such securities were classified as long-term investments in our Consolidated Balance Sheets at December 31, 2008. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. On an industry-wide basis, many auctions have failed, and there is, as yet, no meaningful secondary market for these instruments. Each of the auction rate securities in our investment portfolio at December 31, 2008 has experienced a failed auction and there is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. In August 2008, certain affiliates of Citigroup, Inc. ("Citi") and UBS through which we own our auction rate securities, announced agreements in principle with various state regulatory agencies and the SEC, to address their clients' liquidity issues arising from the auction failures. On August 7, 2008, Citi announced that it would use its best efforts to provide liquidity solutions to its institutional investor client who invested in auction rate securities by the end of 2009.

        On November 14, 2008, we accepted an offer from UBS, providing us with rights related to our ARS held through UBS (the "Rights"). The Rights permit us to require UBS to purchase our ARS held through UBS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. If auctions continue to fail, we expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

        UBS's obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

        The fair value of auction rate securities through UBS and Citi totaled $55 million and $23 million, respectively, at December 31, 2008.

        Based on our other available cash and expected operating cash flows and financing, we do not anticipate that the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Cash Flows from Financing Activities

        The primary drivers of cash flows provided by financing activities have historically related to transactions involving our common stock, including the issuance of our common stock to employees and the public and the purchase of treasury shares. We have not utilized debt financing as a significant source of cash flows. However, if needed, we may access and utilize the credit facilities that are described in "Credit Facilities" in Note 18 of the Notes to Consolidated Financial Statements.

Capital Requirements

        For the year ending December 31, 2009, we anticipate total capital expenditures of approximately $118 million. Capital expenditures will be primarily for computer hardware and software purchases and various corporate projects.

Credit Facilities

        We have revolving credit facilities with our Centresoft subsidiary located in the UK (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). The UK Facility provides Centresoft with the ability to borrow up to 12 million Great British Pound Sterling ("GBP") ($18 million), including issuing letters of credit, on a revolving basis at December 31, 2008. The German Facility provides for revolving loans up to 1 million Euro ("EUR") ($1 million) at December 31, 2008. No borrowings were outstanding against the UK Facility or the German Facility at December 31, 2008.

        At December 31, 2008, we maintained a $35 million irrevocable standby letter of credit required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The letter of credit was undrawn at December 31, 2008.

        At December 31, 2008, our publishing subsidiary located in the UK maintained a EUR 25 million ($35 million) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance, is collateralized by substantially all of the assets of the subsidiary and expires in February 2009. No borrowings were outstanding at December 31, 2008.

        On April 29, 2008, Activision, Inc. entered a senior unsecured credit agreement with Vivendi (as lender). At December 31, 2008, the credit agreement provides for a revolving credit facility of up to $475 million. No borrowings were outstanding at December 31, 2008.

Commitments

        In the normal course of business, we enter into contractual arrangements with third-parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property ("IP"). Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2008 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and equipment leases	Developer and IP	Marketing	Total
For the year ending December 31,
2009	$38	$111	$45	$194
2010	33	46	14	93
2011	21	17	13	51
2012	19	22	—	41
2013	15	16	—	31
Thereafter	42	22	—	64

Total	$168	$234	$72	$474

(1)
We have omitted FIN 48 liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2008, we had $103 million of unrecognized tax benefits.

Off-Balance Sheet Arrangements

        At December 31, 2008 and 2007, Activision Blizzard had no relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditure, or capital resources.

Financial Disclosure

        We maintain internal control over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with U.S. GAAP. We also are focused on our "disclosure controls and procedures," which as defined by the SEC are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the SEC is reported within the time periods specified in the SEC's rules and forms, and that such information is communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Our Disclosure Committee, which operates under the Board of Directors-approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls, and other accounting and disclosure-relevant information. These quarterly reports are reviewed by certain key corporate finance executives. These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee. Finance representatives also conduct reviews with our senior management team, our internal and external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC. Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the principal executive and financial officers review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor, and make refinements to, our disclosure controls and procedures and our internal control over financial reporting.

Recently Issued Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed. Furthermore, to the extent the Company has changes to its uncertain tax positions associated with any subsidiaries acquired in previous business combinations for which goodwill exists subsequent to December 31, 2008, such changes to the uncertain tax positions will be recorded in the Company's Consolidated Statements of Operations rather than as a reduction in goodwill, which was the accounting treatment in place prior to the adoption of SFAS 141(R). SFAS No. 141(R) is effective for the Company for acquisitions closing during and subsequent to the first quarter of 2009.

        In June 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-03, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development." EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. The adoption of EITF 07-03 did not have a material impact on our Consolidated Financial Statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS No. 161") SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 did not have a material impact on our Consolidated Financial Statements.

        In April 2008, the FASB issued FASB Staff Positions ("FSP") SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets" This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on our Consolidated Financial Statements.

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

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in such securities. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At December 31, 2008, our cash and cash equivalents, and short-term investments included money market funds and mortgage-backed securities of $2,609 million and $7 million, respectively. We have $78 million in auction rate securities at fair value, which are classified as long-term investments, at December 31, 2008. Most of our investment portfolio is invested in short-term or variable rate securities. Accordingly, we believe that a sharp change in interest rates would not have a material effect on our short-term investment portfolio.

Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Currency volatility is monitored frequently throughout the year. To mitigate our risk from foreign currency fluctuations we enter into currency forward contracts with Vivendi, generally with maturities of twelve months or less. . We expect to continue to use economic hedge programs in the future and may use, in addition to currency forward contracts, derivative financial instruments such as currency options to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes. The following procedures are designed to prohibit speculative transactions:

  •
  Vivendi is the counterparty for foreign currency transactions within Activision Blizzard, unless specific regulatory, operational, or other considerations require otherwise; and

  •
  All foreign currency hedging transactions are backed, in amount and by maturity, by an identified economic underlying item.

        In addition, Activision Blizzard may hedge foreign currency exposure resulting from foreign currency denominated financial assets and liabilities, consisting primarily of intercompany receivables and payables, and earnings.

        At December 31, 2008 and December 31, 2007, the net notional amount of outstanding forward foreign exchange contracts was $126 million and $14 million, respectively. A pre-tax net unrealized gain of $3 million for the year ended December 31, 2008 and a pre-tax net unrealized loss of $2 million for the year ended December 31, 2007 resulted from the forward foreign exchange contracts with Vivendi and were recognized in the Consolidated Statement of Operations.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

Item 9A.    CONTROLS AND PROCEDURES

1)    Definition and Limitations of Disclosure Controls and Procedures.

        Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

2)    Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2008, the end of the period covered by this report. Based on this controls evaluation, and subject to the limitations described above, the principal executive officer and principal financial officer concluded that, at December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

3)    Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2008, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Management excluded the internal control over financial reporting of Vivendi Games, Inc., which was acquired by the Company during 2008 in a purchase business combination, from its assessment of the Company's internal control over financial reporting as of December 31, 2008. The acquired Vivendi Games, Inc. businesses, which includes Vivendi Games' subsidiary Blizzard Entertainment, Inc., and business units and divisions that the Company has exited or is winding down such as Sierra Online and Vivendi Games Mobile, represented approximately 4% of the Company's consolidated total assets as of December 31, 2008 and 46% of its consolidated net revenues for the year then ended.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

4)    Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

5)    Other Information

        As noted above and described in more detail in Note 1 to the Consolidated Financial Statements, during the year ended December 31, 2008, the Company completed its Business Combination with Vivendi Games.

        Prior to the consummation of the Business Combination on July 9, 2008, Vivendi Games was a wholly owned subsidiary of Vivendi S.A. As a wholly owned subsidiary operating as a business unit within the Vivendi S.A. group, Vivendi Games had not historically prepared financial statements for separate stand-alone purposes, had its taxable income processed within the Vivendi U.S. tax returns and did not maintain an external financial reporting group or tax group. Internal controls were determined to be adequate to comply with Vivendi S.A.'s internal reporting requirements under International Financial Reporting Standards. For purposes of inclusion in Activision's proxy statement related to the Business Combination, Vivendi Games prepared U.S. GAAP stand-alone financial statements for the fiscal years ended December 31, 2007 and 2006, and these stand-alone financial statements were issued after the announcement of the transaction. As previously disclosed, it was determined that the following matters constituted material weaknesses as it related to those stand-alone financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        As previously disclosed, in connection with the preparation of its financial statements, on a stand-alone U.S. GAAP basis, for the fiscal years ended December 31, 2007 and 2006, Vivendi Games did not properly design and/or operate effective controls to detect certain errors in the preparation, classification and disclosure of its financial statements; additionally, Vivendi Games did not properly design and/or operate effective controls to detect certain errors in the preparation of the stand-alone tax provision and related tax disclosures in its financial statements for the fiscal year ended December 31, 2007.

        Subsequent to the consummation of the Business Combination on July 9, 2008, Activision Blizzard management became responsible for establishing and maintaining the combined Company's internal control over financial reporting, including financial statement preparation and reporting and tax provision preparation and reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, entitled "Proposal 1—Election of Directors," "Executive Officers and Key Employees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Matters—Code of Ethics for Senior Executive and Senior Financial Officers" and "Corporate Governance Matters—Board of Directors and Committees—Audit Committee" to be filed with the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, entitled "Executive Compensation," "Director Compensation," and "Compensation Committee Report" to be filed with the Securities and Exchange Commission.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, entitled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, entitled "Certain Relationships and Related Transactions" and "Corporate Governance Matters—Board of Directors and Committees—Director Independence" to be filed with the Securities and Exchange Commission.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, entitled "Independent Registered Public Accounting Firm's Fees" to be filed with the Securities and Exchange Commission.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 60 herein.
	2.
		Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the calendar years ended December 31, 2008, 2007, and 2006 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Activision Blizzard:
Schedule II—Valuation and Qualifying Accounts
		Other financial statement schedules are omitted because the information called for is not applicable or is shown either in the Consolidated Financial Statements or the Notes thereto.
	3.	The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2009

ACTIVISION BLIZZARD, INC.
By:	/s/ ROBERT A. KOTICK Robert A. Kotick Director, President and Chief Executive Officer of Activision Blizzard, Inc. (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PHILIPPE G. H. CAPRON (Philippe G. H. Capron)	Director	February 27, 2009
By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	February 27, 2009
By:	/s/ FRÉDÉRIC R. CRÉPIN (Frédéric R. Crépin)	Director	February 27, 2009
By:	/s/ BRUCE L. HACK (Bruce L. Hack)	Vice-Chairman, Director and Chief Corporate Officer	February 27, 2009
By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Co-Chairman and Director	February 27, 2009
By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Director, President, Chief Executive Officer and Principal Executive Officer	February 27, 2009
By:	/s/ JEAN-BERNARD LÉVY (Jean-Bernard Lévy)	Director	February 27, 2009

By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	February 27, 2009
By:	/s/ DOUGLAS MORRIS (Douglas Morris)	Director	February 27, 2009
By:	/s/ RENÉ P. PÉNISSON (René P. Pénisson)	Chairman and Director	February 27, 2009
By:	/s/ RICHARD SARNOFF (Richard Sarnoff)	Director	February 27, 2009
By:	/s/ THOMAS TIPPL (Thomas Tippl)	Chief Financial Officer and Principal Financial and Accounting Officer	February 27, 2009

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Activision Blizzard, Inc.:

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Activision Blizzard, Inc. and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2008 when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

         As discussed in Note 2 to the consolidated financial statements, in 2008, the Company changed the manner in which it recognizes revenue associated with sales of The Burning Crusade expansion pack, which was released in January 2007.

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

         As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Vivendi Games, Inc. from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded Vivendi Games, Inc. from our audit of internal control over financial reporting. Vivendi Games is a wholly-owned subsidiary whose total assets and total net revenues represent 4% and 46%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2009

 REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Vivendi Games, Inc.:

        We have audited the accompanying consolidated balance sheet of Vivendi Games, Inc. ("Vivendi Games," as described in Note 2) as of December 31, 2007, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule on page F-64 for the two years in the period ended December 31, 2007. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Vivendi Games' internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Vivendi Games' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vivendi Games, Inc. as described in Note 2 as of December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As more fully described in Note 2, beginning in 2008, Vivendi Games retrospectively changed the manner in which it recognizes revenue associated with sales of The Burning Crusade expansion pack, which was released in January 2007.

                      /s/ Ernst & Young LLP

Los Angeles, California
February 29, 2008,
except for the effects of the change in accounting
principle described in Note 2, as to which the date is
November 5, 2008

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

	At December 31, 2008	At December 31, 2007
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$2,958	$62
Short-term investments	44	3
Accounts receivable, net of allowances of $268 million and $86 million at December 31, 2008 and 2007, respectively	1,210	112
Inventories	262	21
Software development	235	25
Intellectual property licenses	35	9
Deferred income taxes, net	536	143
Intangible assets, net	14	—
Other current assets	201	23

Total current assets	5,495	398
Long-term investments	78	—
Software development	1	51
Intellectual property licenses	5	8
Property and equipment, net	149	129
Deferred income taxes, net	—	24
Other assets	30	6
Intangible assets, net	1,283	7
Trade names	433	53
Goodwill	7,227	203

Total assets	$14,701	$879

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$555	$49
Deferred revenues	923	197
Accrued expenses and other liabilities	842	282

Total current liabilities	2,320	528
Deferred income taxes, net	615	—
Other liabilities	239	111

Total liabilities	3,174	639
Commitments and contingencies (Note 18)
Shareholders' equity:
Common stock, $.000001 par value, 2,400,000,000 shares authorized, 1,312,238,767 and 590,618,180 shares issued at December 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	12,170	490
Less: Treasury stock, at cost, 12,967,265 and 0 shares at December 31, 2008 and 2007, respectively	(126)	—
Net payable to Vivendi and affiliated companies	—	77
Accumulated deficit	(474)	(367)
Accumulated other comprehensive income (loss)	(43)	40

Total shareholders' equity	11,527	240

Total liabilities and shareholders' equity	$14,701	$879

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	For the years ended December 31,
	2008	2007	2006
	(As Adjusted)
Net revenues
Product sales	$1,872	$457	$421
Subscription, licensing, and other revenues	1,154	892	597

Total net revenues	3,026	1,349	1,018
Costs and expenses
Cost of sales—product costs	1,160	171	153
Cost of sales—software royalties and amortization	267	52	71
Cost of sales—intellectual property licenses	219	9	24
Cost of sales—MMORPG	193	204	119
Product development	592	397	246
Sales and marketing	464	172	147
Restructuring costs	93	(1)	4
General and administrative	271	166	133

Total costs and expenses	3,259	1,170	897

Operating income (loss)	(233)	179	121
Investment income (loss), net	46	(4)	(15)

Income (loss) before income tax benefit	(187)	175	106
Income tax benefit	(80)	(52)	(33)

Net income (loss)	$(107)	$227	$139

Net income (loss) per share
Basic and diluted	$(0.11)	$0.38	$0.24

Weighted average number of shares outstanding
Basic and diluted	946	591	591

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2008, 2007 and 2006

(Amounts in millions)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Net Payable to Vivendi	Accumulated Deficit	Accumulated Other Comp. Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2005(1)	591	$—	$603	$—	$367	$(733)	$25	$262
Net transfers to Vivendi	—	—	(64)	—	5	—	—	(59)
Components of comprehensive income:
Net income	—	—	—	—	—	139	—	139
Foreign currency translation adjustment	—	—	—	—	—	—	9	9

Total comprehensive income								148
Reclassification of Vivendi stock options to liability awards	—	—	(4)	—	—	—	—	(4)

Balance at December 31, 2006(1)	591	$—	$535	$—	$372	$(594)	$34	$347
Net transfers to Vivendi	—	—	(45)	—	(295)	—	—	(340)
Components of comprehensive income:
Net income (As Adjusted)	—	—	—	—	—	227	—	227
Foreign currency translation adjustment	—	—	—	—	—	—	6	6

Total comprehensive income								233

Balance at December 31, 2007 (As Adjusted)(1)	591	$—	$490	$—	$77	$(367)	$40	$240
Settlement of payable to Vivendi (see Note 23)	—	—	(2)	—	(77)	—	—	(79)
Components of comprehensive loss:
Net loss	—	—	—	—	—	(107)	—	(107)
Unrealized depreciation on short-term investments, net of taxes	—	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	—	(81)	(81)

Total comprehensive loss								(190)
Purchase consideration upon the business combination (see Note 4)	602	—	9,919	—	—	—	—	9,919
Issuance of additional common stock related to the business combination (see Note 1)	126	—	1,731	—	—	—	—	1,731
Tender offer (see Note 1)	—	—	(2)	—	—	—	—	(2)
Issuance of common stock pursuant to employee stock options, restricted stock rights, and warrants	6	—	22	—	—	—	—	22
Stock-based compensation cost related to employee stock options and restricted stock rights	—	—	89	—	—	—	—	89
Excess tax benefit associated with employee stock options	—	—	2	—	—	—	—	2
Shares repurchased (see Note 20)	(13)	—	—	(126)	—	—	—	(126)
Return of capital to Vivendi (see Note 23)	—	—	(79)	—	—	—	—	(79)

Balance at December 31, 2008	1,312	$—	$12,170	$(126)	$—	$(474)	$(43)	$11,527

(1)
The number of shares issued reflects the number of split adjusted shares received by Vivendi, former parent company of Vivendi Games.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	For the years ended December 31,
	2008	2007	2006
	(As Adjusted)
Cash flows from operating activities:
Net income (loss)	$(107)	$227	$139
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(432)	(77)	(38)
Depreciation and amortization	385	63	39
Unrealized loss on trading securities	7	—	—
Impairment charges (see note 8)	26	—	—
Loss on disposal of property and equipment	—	1	1
Loss on disposal of assets—restructuring (see note 8)	1	—	—
Amortization and write-off of capitalized software development costs and intellectual property licenses(1)	176	54	81
Stock-based compensation expense(2)	89	138	48
Tax benefit associated with employee stock options	2	—	—
Excess tax benefits from stock option exercises	(21)	—	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(664)	25	(30)
Inventories	(20)	7	(12)
Software development and intellectual property licenses	(181)	(102)	(85)
Other assets	(163)	(6)	2
Deferred revenues	726	79	26
Accounts payable	322	(12)	26
Accrued expenses and other liabilities	233	34	36

Net cash provided by operating activities	379	431	233
Cash flows from investing activities:
Capital expenditures	(46)	(68)	(96)
Net proceeds from disposal of assets—restructuring (see note 8)	9	—	—
Cash acquired through Business Combination, net of cash payments to effect acquisitions	1,120	—	(26)
Decrease (increase) in restricted cash	18	—	(2)

Net cash provided by (used in) investing activities	1,101	(68)	(124)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	22	—	—
Repurchase of common stock through tender offer	(2)	—	—
Return of capital to Vivendi	(79)	—	—
Issuance of additional common stock related to the Business Combination	1,731	—	—
Repurchase of common stock	(126)	—	—
Settlement of payable to Vivendi	(79)	(371)	(77)
Excess tax benefits from stock option exercises	21	—	—

Net cash provided by (used in) financing activities	1,488	(371)	(77)
Effect of foreign exchange rate changes on cash and cash equivalents	(72)	2	4

Net increase (decrease) in cash and cash equivalents	2,896	(6)	36
Cash and cash equivalents at beginning of year	62	68	32

Cash and cash equivalents at end of year	$2,958	$62	$68

(1)
Excludes deferral and amortizations of stock-based compensation expense.

(2)
Includes the net effects of capitalization, deferral, and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Business and Business Combination

Business

        Activision Blizzard is a worldwide pure-play online, personal computer ("PC"), console, and hand-held game publisher. Through Blizzard Entertainment, Inc. ("Blizzard"), we are the leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game ("MMORPG") category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Through Activision Publishing, Inc. ("Activision"), we are a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, hand-held platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment ("Sony") PlayStation 2 ("PS2"), Sony PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Sony PlayStation Portable ("PSP") and Nintendo Dual Screen ("NDS") hand-held devices; and the PC.

        Our Activision business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. Activision's products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision's target customer base ranges from casual players to game enthusiasts, and children to adults. During 2008, Activision released Guitar Hero World Tour and Call of Duty: World at War and continued to expand its licensed products with titles such as Madagascar: Escape 2 Africa, Spider-Man: Web of Shadows, its first James Bond title, Quantum of Solace, and several other titles. Activision is currently developing sequels to the Guitar Hero and Call of Duty franchises, Wolfenstein from id Software, Marvel Ultimate Alliance 2: Fusion from Vicarious Visions, Prototype from Radical, and Singularity from Raven Software, and a yet to be named game for the racing genre, among other titles.

        Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, such as prepaid-cards and other ancillary online revenues); retail sales of physical "boxed" product; electronic download sales of PC products; and licensing of software to third-party companies that distribute World of Warcraft in China and Taiwan. During 2008, Blizzard released World of Warcraft: Wrath of the Lich King, the second expansion pack of World of Warcraft. Blizzard is currently developing new games, including sequels to StarCraft and Diablo franchises.

        Our distribution business consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

        We maintain operations in the United States, Canada, the United Kingdom ("UK"), Germany, France, Italy, Spain, Australia, Sweden, South Korea, Norway, and the Netherlands. In 2008, operations outside of North America contributed to 50% of consolidated net revenues.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Business and Business Combination (Continued)

Business Combination

        We consummated our business combination (the "Business Combination") pursuant to the Business Combination Agreement (the "Business Combination Agreement"), dated December 1, 2007, by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi ("VGAC"), and Vivendi Games, Inc., a wholly-owned subsidiary of VGAC ("Vivendi Games"). Upon the closing of the Business Combination, which occurred on July 9, 2008, Activision, Inc. was renamed Activision Blizzard, Inc. Activision Blizzard continues to operate as a public company traded on the NASDAQ under the ticker symbol ATVI. Activision Blizzard now conducts the combined business operations of Activision, Inc. and Vivendi Games including its subsidiary, Blizzard Entertainment, Inc. ("Blizzard"). In connection with the Business Combination, we issued 717 million shares of common stock to VGAC including 126 million shares of common stock purchased by Vivendi for $1.7 billion. Immediately following the consummation of the Business Combination, VGAC owned 54% of Activision Blizzard's issued and outstanding common stock. While Activision, Inc. was the surviving entity in this Business Combination, because the transaction is treated as a "reverse acquisition," Vivendi Games is deemed to be the acquirer for accounting purposes. Accordingly, Activision Blizzard applied purchase accounting to the assets and liabilities of Activision, Inc. at July 9, 2008. Also, for all Exchange Act filings following consummation of the Business Combination, the historical financial statements of Activision Blizzard for periods prior to the consummation of the Business Combination are those of Vivendi Games. Activision, Inc.'s businesses are included in Activision Blizzard's financial statements for all periods subsequent to the consummation of the Business Combination only.

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

        Vivendi owned approximately 55% of Activision Blizzard's outstanding common stock at December 31, 2008.

2. Accounting Changes

        Comparative Period—Following the consummation of the Business Combination, the historical financial statements of Activision Blizzard for periods prior to the consummation of the Business Combination are those of Vivendi Games. Activision, Inc.'s businesses were included in Activision Blizzard's financial statements for all periods subsequent to the consummation of the Business Combination only.

        The historical financial statements of Vivendi Games comprised Vivendi Games, Inc. and its subsidiaries, as well as Universal Interactive, Inc. ("UI"), which had historically been under the common control of Vivendi. During 2006, Vivendi transferred UI to Vivendi Games, at which time UI became a wholly-owned subsidiary of Vivendi Games.

        Vivendi Games' shareholders' equity represents the difference between the identifiable assets and liabilities of these entities under Vivendi Games' control and includes the net transfers between Vivendi Games and Vivendi and Vivendi's affiliated companies, under a cash management pool agreement. The

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Accounting Changes (Continued)

Consolidated Statements of Operations and Consolidated Statements of Changes in Shareholders' Equity include certain expenses for corporate services and overhead that are allocated from or to Vivendi and its affiliated companies (see Note 23 of the Notes to Consolidated Financial Statements). These expenses have been allocated based on the specific nature of the expense and/or a formula, which management believes reasonably allocates expenses to or from Vivendi Games; however, such amounts may have been different had Vivendi Games operated as a separate stand-alone entity during periods presented.

        Change in Segment Presentation—In conjunction with the Business Combination, senior management changed the manner in which they assess the operating performance of, and allocate resources to, our operating segments. As a result, we operate four operating segments: (i)) Activision Publishing—publishing interactive entertainment software and peripherals which includes Activision, Inc. and certain studios, assets, and titles previously included in Vivendi Games' Sierra Entertainment operating segment prior to the Business Combination ("Activision"), (ii) Blizzard Entertainment, Inc. and its subsidiaries—publishing traditional games and online subscription-based games in the MMORPG category ("Blizzard"), (iii) Activision Blizzard Distribution—distribution of interactive entertainment software and hardware products ("Distribution") (these three operating segments form Activision Blizzard's core operations) and (iv) Activision Blizzard's non-core exit operations. Activision Blizzard's non-core exit operations represent legacy Vivendi Games' divisions or business units that we have exited or are winding down as part of our restructuring and integration efforts as a result of the Business Combination, but do not meet the criteria for separate reporting of discontinued operations. In accordance with the provisions of Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"), all prior period segment information has been restated, when practical, to conform to this new segment presentation (see Note 14 of the Notes to Consolidated Financial Statements for details).

        Change in Accounting Principles—In the quarter ended September 30, 2008, the Company changed the manner in which it recognizes revenue associated with sales of The Burning Crusade expansion pack, released in January 2007 for its massively, multi-player, online game, World of Warcraft. Prior to the Business Combination, Vivendi Games determined that the sale of an expansion pack was a separate deliverable with standalone value apart from the World of Warcraft license and the subscription to the online game. Pursuant to Emerging Issues Task Force No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"), Vivendi Games recognized revenue from the sale of an expansion pack upon delivery because it had standalone value and there was objective and reliable evidence of fair value for the subscription service. As a result of the consummation of the Business Combination, the Company changed its weighting of the factors considered in determining if sales of The Burning Crusade expansion pack have standalone value. After considering the intended functionality of the expansion pack and the necessity of the World of Warcraft license and subscription service to the functionality of the expansion pack, the Company determined that it is preferable to conclude that the expansion packs do not have standalone value and to account for fees from sales of expansion packs over the remaining estimated useful life of the customer. This method recognizes revenue over the period during which the customer is expected to utilize the intended full functionality of the expansion pack. The Company believes that it is preferable to recognize revenue from sales of expansion packs over the remaining estimated useful life of the customers, because this is consistent with the accounting for the World of Warcraft license and the evolution of accounting for online enabled video games in the console industry. In accordance with Statement of Financial Accounting Standards

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Accounting Changes (Continued)

No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), this change has been applied retrospectively to our Consolidated Financial Statements for all prior periods.

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

        As a result of these changes, cost of sales—product costs and software royalties and amortization were also impacted, as cost of sales—product costs and software royalties and amortization are recognized in relation to the related revenues. The effects of these changes were as follows (amounts in millions):

	For the year ended December 31, 2007
	As reported	As adjusted	Effect of change	As adjusted and reclassified*
Consolidated Statement of Operations:
Product sales	$539	$505	$(34)	$457
Subscription, licensing, and other revenues	857	843	(14)	892
Cost of sales—product costs	388	382	(6)	171
Cost of sales—software royalties and amortization	10	10	—	52
Operating income (loss)	220	180	(40)	179
Income (loss) before income tax benefit	215	175	(40)	175
Income tax benefit	(36)	(52)	(16)	(52)

Net income (loss)	$251	$227	$(24)	$227

Net income (loss) per share—basic and diluted	$0.43	$0.38	$(0.05)	$0.38

	At December 31, 2007
	As reported	As adjusted	Effect of change	As adjusted and reclassified*
Consolidated Balance Sheet:
Software development	$1	$1	$—	$25
Deferred income taxes	126	142	16	143
Deferred revenues	137	190	53	197
Accrued expenses and other liabilities	374	362	(12)	282
Accumulated deficit	(343)	(367)	(24)	(367)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Accounting Changes (Continued)

	For the year ended December 31, 2007
	As reported	As adjusted	Effect of change	As adjusted and reclassified*
Consolidated Statement of Cash Flows:
Net income (loss)	$251	$227	$(24)	$227
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(61)	(77)	(16)	(77)
Amortization and write-off of capitalized software development costs and intellectual property licenses	10	10	—	54
Changes in operating assets and liabilities:
Deferred revenues	20	73	53	79
Accrued expenses and other liabilities	160	148	(12)	34

*
As adjusted and reclassified reflects certain reclassification adjustments made to prior periods to be consistent with the current period presentation. These reclassification adjustments are not presented in the above tables. There is no change to accumulated deficit at January 1, 2007 or 2006 as a result of the change in accounting principle.

        Stock Split—In July 2008, the Board of Directors approved a two-for-one split of our outstanding common stock effected in the form of a stock dividend ("the split"). The split was paid September 5, 2008 to shareholders of record at August 25, 2008. The par value of our common stock was maintained at the pre-split amount of $.000001 per share. The Consolidated Financial Statements and Notes thereto, including all share and per share data, have been restated as if the split had occurred at the earliest period presented.

        Reclassifications—Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

3. Summary of significant accounting policies

Basis of Consolidation and Presentation

        The accompanying Consolidated Financial Statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates and assumptions.

Cash, Cash Equivalents, and Investments

        Cash and cash equivalents include cash, time deposits, and money market funds with original maturities of three months or less at the date of purchase. Cash and time deposits totaled $349 million and money market funds totaled $2,609 million at December 31, 2008. At December 31, 2007, cash and cash equivalents totaled $62 million.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Summary of significant accounting policies (Continued)

        Short-term investments consist of restricted cash and investments with original maturities within one year from the date of purchase. All other investments that are not classified as short-term are classified as long-term investments. All of our investments are classified as available-for-sale (except for our investment in Auction Rate Securities ("ARS") held through UBS AG ("UBS"), see below) and are carried at fair value with unrealized appreciation (depreciation) reported, net of taxes, as a component of accumulated other comprehensive income (loss) in shareholders' equity. The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment income, net.

        In accordance with EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and FSP SFAS No. 115-1 and SFAS No. 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", our available-for-sale investments are reviewed periodically to identify possible impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, and the Company's ability and intent to hold the investment for a period of time sufficient for a recovery of fair value up to (or beyond) the initial cost of the investment.

        Long-term investments include ARS held through UBS that we carry at fair value and classify as trading securities at December 31, 2008. Prior to the quarter ended December 31, 2008, we classified all our investments in ARS as available-for-sale. As of December 31, 2008, we held $61 million, at cost, in ARS held through UBS. Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.

        On November 14, 2008, we accepted an offer from UBS, providing us with rights related to our ARS held through UBS (the "Rights"). The Rights permit us to require UBS to purchase our ARS held through UBS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period between June 30, 2010 and July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. If auctions continue to fail, we expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the Rights if the auction process continues to fail.

        UBS's obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

        The Rights represent a firm agreement in accordance with Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which defines a firm agreement as an agreement binding on both parties and usually legally enforceable, with the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS. Upon acceptance of the offer from UBS, we recorded the Rights asset at its estimated fair value of $8 million and recognized an unrealized gain of $8 million in

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Summary of significant accounting policies (Continued)

investment income, net. We subsequently recorded a $2 million increase in the fair value of the Rights in investment income, net, in the Consolidated Statements of Operations for the year ended December 31, 2008, for a total fair value of $10 million at December 31, 2008. The Rights do not meet the definition of a derivative instrument under SFAS 133, because the underlying securities are not readily convertible to cash. Therefore, we have elected to measure the Rights at fair value under Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits an entity to measure certain items at fair value, to mitigate volatility in reported earnings from the changes in the fair value of the ARS. As a result, unrealized gains and losses will be included in earnings in future periods. We expect that future changes in the fair value of the Rights will largely mitigate fair value movements in the related ARS. We will continue to classify our investment in ARS held through UBS as long-term investments until June 30, 2009, one year prior to the expected settlement.

Restricted Cash—Compensating Balances

        We have restricted cash of $37 million and $3 million at December 31, 2008 and at 2007, respectively. Most of the restricted cash at December 31, 2008 relates to the standby letter of credit required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain with the issuing bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder, but not reimbursed. Restricted cash is included in short-term investments.

Concentration of Credit Risk

        Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions. At various times, we had deposits in excess of coverage by the Federal Deposit Insurance Corporation ("FDIC") at these financial institutions.

        Our customer base includes retail outlets and distributors, including mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores in the United States and countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers. We had two customers, Wal-Mart and GameStop, who each accounted for 11% of the consolidated net revenues for the year ended December 31, 2008 and accounted for 15% and 9% of consolidated gross receivable at December 31, 2008, respectively.

        No sales made to one customer accounted for more than 10% of total consolidated net revenues for the years ended December 31, 2007 and 2006.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Summary of significant accounting policies (Continued)

use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

        The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are a reasonable approximation of fair value due to their short-term nature. Short-term investments are carried at fair value with fair values estimated based on quoted market prices. Long-term investments are comprised of student loan backed taxable auction rate securities (see Note 17 of the Notes to Consolidated Financial Statements for details). We account for derivative instruments in accordance with SFAS No. 133, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133 and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS Nos. 133, 138, and 149 require that all derivatives, including foreign exchange contracts, be recognized in the balance sheet in other assets or liabilities at their fair value. The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Activision Blizzard transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting Activision Blizzard to foreign currency risk. Activision Blizzard utilizes foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign-currency-denominated assets and liabilities. The forward contracts generally have contractual terms of less than a year. Activision Blizzard does not use foreign exchange forward contracts for speculative or trading purposes. None of Activision Blizzard's foreign exchange forward contracts were designated as hedging instruments under SFAS No. 133. Accordingly, gains or losses resulting from changes in the fair values of the forward contracts are reported as investment income, net in the Consolidated Statements of Operations.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

        We account for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", ("SFAS No. 86"). Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of "cost of sales—software royalties and amortization", capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Summary of significant accounting policies (Continued)

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

        Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Additionally, as noted above, as many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Summary of significant accounting policies (Continued)

Inventories

        Inventories are valued at the lower of cost (first-in, first-out or weighted average) or market.

Long-Lived Assets

        Property and Equipment.    Property and equipment are recorded at cost and depreciated on a straight-line basis over the shorter of the estimated useful lives or the lease term: buildings, 25 to 33 years; computer equipment, office furniture and other equipment, 2 to 5 years; leasehold improvements, the shorter of 5 years or the life of the lease. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resulting gains or losses are included in the accompanying Consolidated Statements of Operations.

        Goodwill and Other Indefinite-Lived Assets.    We account for goodwill using the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is considered to have an indefinite life, and is carried at cost. Acquired trade names are assessed as indefinite lived assets as there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Goodwill and acquired trade names are not amortized, but are subject to an impairment test annually and in between annual tests when events or circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment testing at December 31.

        We have determined our reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force ("EITF") Issue D-101, "Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142." As of December 31, 2008, the Company's reporting units consisted of Activision, Blizzard, Distribution, and Activision Blizzard's non-core operations. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. Fair value is determined using a combination of a discounted cash flow model and market comparable valuations of peer companies. The estimated fair values of each of our reporting units exceeded their carrying values by a range of approximately $0.2 billion to $4.7 billion. As such, we have determined that no impairment has occurred at December 31, 2008 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time. In determining the fair value of our reporting units, we assumed a discount rate between 13% and 15%. A one percentage point increase in the discount rate would reduce the indicated fair value of each of our reporting units by a range of approximately $0.1 billion to $1 billion.

        In completing our goodwill impairment analysis, we test the appropriateness of our reporting units' estimated fair value by reconciling the aggregate reporting units' fair values with our market capitalization. Our impairment analysis indicated that the aggregate fair values of our reporting units exceeded our average December 2008 market capitalization by approximately $4.6 billion or 34%. We believe it is appropriate to consider a one month average market capitalization given the overall market conditions which have depressed our stock value, and the trends of our stock performance subsequent to December 31, 2008 has proven that the closing price at December 31, 2008 (i.e. at a particular point in time) does not represent our Company's fair value. The fair value of an entity can be greater than its market capitalization for various reasons, one of which is the concept of control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company to acquire a controlling interest. Substantial value may arise from the ability to take advantages of

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Summary of significant accounting policies (Continued)

synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements, and other benefits could be achieved by controlling another entity. We also believe the general downtown in U.S. equity markets resulting from the recent credit and liquidity crisis, which we believe has also affected our stock market valuation, is not representative of any fundamental change in our businesses. However, changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

        We test acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. The estimated fair values of each of our acquired trade names exceeded their carrying values by a range of approximately $12 million to $90 million. As such, we have determined that no impairment has occurred at December 31, 2008 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time. In determining the fair value of our trade names, we assumed a discount rate of 13% and royalty saving rates of approximately 1%. A one percentage point increase in the discount rate would have reduced the indicated fair values of each of our acquired trade names by a range of approximately $16 million to $46 million. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in a future impairment charges.

        Amortizable Intangible Assets.    Intangible assets subject to amortization are carried at cost less accumulated amortization. Amortizable intangible assets consist of internally developed franchises, acquired developed software, acquired game engines, favorable leases, and distribution agreements, and other intangible assets related primarily to licensing activities and retail customer relationships. Intangible assets subject to amortization are amortized over the estimated useful life in proportion to the economic benefits received.

        Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable including, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The decision to dispose of certain assets of the non-core operating segment as part of our restructuring plan following the Business Combination was considered to be an indicator of impairment under SFAS No. 144. We performed an impairment test on the long-lived assets of the non-core operating segment and determined that an acquired trade name was impaired. As a result, an impairment charge of $5 million was recorded as part of restructuring costs. Other than this event, during 2008, we did not perform any other impairment tests of our long-lived assets as there were no significant and adverse underlying changes to our expected operating results or other indicators of impairment. Other than the $5 million impairment of the acquired trade name, we determined that

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Summary of significant accounting policies (Continued)

there was no other impairment of long-lived assets for the years ended December 31, 2008, 2007, and 2006.

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

        Some of our software products provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we recognize revenue related to products containing these limited online features upon the transfer of title and risk of loss to our customer. In instances where online features or additional functionality is considered more than an inconsequential separate deliverable in addition to the software product, we take this into account when applying our revenue recognition policy. This evaluation is performed for each software product together with any online transactions, such as electronic downloads of titles with product add-ons when it is released. When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to game play, we consider that our performance obligations for this title extend beyond the sale of the game. Vendor-specific objective evidence of fair value ("VSOE") does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we recognize all of the revenue from the sale of the title ratably over an estimated service period. In addition, we defer the costs of sales for the title (excluding intangible asset amortization), to match revenues. Cost of sales includes manufacturing costs, software royalties and amortization, and intellectual property licenses.

        We recognize revenues from the sale of our MMORPG World of Warcraft, its expansion packs and other ancillary services in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements, ("SAB No. 101"), as amended by Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104").

        We consider the World of Warcraft boxed product including expansion packs and other ancillary revenues as a single deliverable with the total arrangement consideration combined and recognized ratably as revenue over the estimated product life beginning upon activation of the software and delivery of the services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as product sales and revenues attributable to subscription and other ancillary services are classified as subscription, licensing and other revenues.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Summary of significant accounting policies (Continued)

        Sales incentives or other consideration given by us to our customers are accounted for in accordance with EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." In accordance with EITF Issue 01-09, sales incentives and other consideration that are considered adjustments of the selling price of our products, such as rebates and product placement fees, are reflected as reductions to revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad, are reflected as sales and marketing expenses when the benefit from the sales incentive is separable from sales to the same customer and we can reasonably estimate the fair value of the benefit.

Subscription Revenues

        Subscription revenues are recognized in accordance with SAB No. 101, as amended by SAB No. 104. Subscription revenues are derived from World of Warcraft, a game that is playable through Blizzard's servers on a subscription-only basis. After the first month of free usage that is included with the boxed software, the World of Warcraft end user may enter into a subscription agreement for additional access. Subscription revenues received are deferred and recognized as subscription revenues ratably over the subscription period. Revenues associated with the sale of subscriptions via packaged software and prepaid subscription cards, as well as prepaid subscriptions sales, are deferred until the subscription service is activated by the consumer and recognized ratably over the subscription period. Revenue from Internet gaming rooms in Asia is recognized upon usage of the time packages sold. Ancillary revenues associated with subscriptions are recognized ratably over the estimated customer life.

Licensing Revenues

        We recognize revenues in accordance with Statement of Financial Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"). Third-party licensees in China and Taiwan distribute and host Blizzard's World of Warcraft game in their respective countries under license agreements with Blizzard. The licensees pay certain minimum, non-refundable guaranteed royalties when entering into the licensing agreements. Upon receipt of recoupable advances, we defer their recognition and recognize the revenues in subsequent periods as these advances are recouped by the licensees. Upon receipt of non-recoupable advances, we defer their recognition and recognize the revenues ratably over the estimated customer life. As the licensees pay additional royalties above and beyond those initially advanced, we recognize these additional royalties as revenues based on activation of the underlying prepaid time by the end users.

        With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

Breakage Revenues

        World of Warcraft boxed product sales, and subscription revenues are recognized upon activation of the game. For certain products, activation has not occurred, which led us to analyze historical activation patterns over an extended period of time, to determine when the likelihood of activation ever occurring becomes remote. We recognize revenues from un-activated subscriptions, prepaid subscription cards, as

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Summary of significant accounting policies (Continued)

well as prepaid subscription sales, when the likelihood of future activation occurring is remote (defined as "breakage revenues"). In 2008, we recognized breakage revenues for the first time since the initial launch of World of Warcraft. For the year ended December 31, 2008, we recorded $6 million of breakage revenues from the sale of packaged software in product sales, and $16 million of prepaid and subscription breakage revenues in subscription, licensing and other revenues in the accompanying Consolidated Statements of Operations.

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

Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

        We closely monitor and analyze the historical performance of our various titles, the performance of products released by other publishers, and the anticipated timing of other releases to assess future demand of current and upcoming titles. Initial volumes shipped upon title launch and subsequent reorders are evaluated with the goal of ensuring that quantities are sufficient to meet the demand from the retail markets, but at the same time are controlled to prevent excess inventory in the channel. We benchmark units to be shipped to our customers using historical and industry data.

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable trading and payment terms, and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Summary of significant accounting policies (Continued)

technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2008 allowance for returns and price protection would impact net revenues by approximately $3 million.

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

        We value inventory at the lower of cost or market. We regularly review inventory quantities on-hand and in the retail channel and record a provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would impact management's estimates in establishing our inventory provision.

Shipping and Handling

        Shipping and handling costs, which consist primarily of packaging and transportation charges incurred to move finished goods to customers, are included in "cost of sales—product costs."

Advertising Expenses

        We expense advertising as incurred, except for production costs associated with media advertising which are deferred and charged to expense the first time the related ad is run. Advertising expenses for the years ended December 31, 2008, 2007, and 2006 were $241 million, $73 million, and $73 million, respectively, and are included in sales and marketing expense in the Consolidated Statements of Operations.

Income Taxes

        We account for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109", ("FIN 48"). FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with SFAS No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Summary of significant accounting policies (Continued)

more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. The adoption did not have a material effect on our Consolidated Financial Statements.

Foreign Currency Translation

        The functional currencies of our foreign subsidiaries are their local currencies. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at average exchange rates during the period. The resulting translation adjustments are reflected as a component of accumulated other comprehensive income (loss) in shareholders' equity.

Earnings (Loss) Per Common Share

        Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for all periods. Diluted earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding, increased by common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options and warrants. However, potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded. Earnings (loss) per share for periods prior to the Business Combination are retrospectively adjusted to reflect the number of split adjusted shares received by Vivendi, former parent company of Vivendi Games.

Stock-Based Compensation

        We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations.

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the year ended December 31, 2008 included compensation expense for share-based payment awards granted by Activision, Inc. prior to, but not yet vested at July 9, 2008, based on the revalued fair value estimated at July 9, 2008, and compensation expense for the share-based payment awards granted subsequent to July 9, 2008 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

        We estimate the value of employee stock options on the date of grant using a binomial-lattice model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Summary of significant accounting policies (Continued)

complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        Prior to the Business Combination, Vivendi Games had equity incentive plans that were equity-settled and cash-settled. Vivendi Games used a binomial model to assess the value of these equity incentive plans. Equity-settled awards include stock option and restricted share plans from Vivendi, and the cash-settled awards include stock appreciation rights and restricted stock units from both Vivendi and the Blizzard Equity Plan ("BEP"). In accordance with SFAS No. 123R, for cash-settled awards, the Company recorded a liability and recognized changes in fair value of the liability that occur during the period as compensation cost over the requisite service period. Changes in the fair value of the liability that occur after the end of the requisite service period are compensation cost of the period in which the changes occur. Any differences between the amount for which the liability is settled and its fair value at the settlement date as estimated in accordance with SFAS No. 123R is an adjustment of compensation cost in the period of settlement. See Note 19 of the Notes to Consolidated Financial Statements.

4. Acquisitions

Reverse Acquisition

        The Business Combination (See Note 1 of the Notes to Consolidated Financial Statements) is accounted for as a reverse acquisition under the purchase method of accounting. For this purpose, Vivendi Games was deemed to be the accounting acquirer and Activision, Inc. was deemed to be the accounting acquiree.

        The purchase price of Activision, Inc. consists of the following items (amounts in millions):

Fair market value of Activision, Inc.'s outstanding common stock immediately prior to the Business Combination at the closing price	$9,057
Fair value of Activision, Inc.'s existing vested and unvested stock awards at the closing price*	861
Transaction expenses	1

Total consideration	$9,919

    *
    The fair value of the existing vested and unvested stock award is comprised of the following (amounts in millions):

Fair value of Activision, Inc. existing vested stock awards	$713
Fair value of Activision, Inc. unvested stock awards	296
Less: Unearned stock-based compensation	(148)

$861

        The fair value of Activision, Inc.'s stock awards was determined using the fair value of Activision, Inc.'s common stock of $15.04 per share, which was the closing price at July 9, 2008, and using a binomial-lattice model and the following assumptions: (a) varying volatility ranging from

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

42.38% to 51.50%, (b) a risk free interest rate of 3.97%, (c) an expected life ranging from 3.22 years to 4.71 years, (d) risk adjusted stock return of 8.89%, and (e) an expected dividend yield of 0.0%.

        The Company's allocation of the purchase price of Activision, Inc. is as follows (amounts in millions):

Amount
Working capital, excluding inventories	$1,192
Inventories	221
Property and equipment	64
Deferred tax asset	62
Other long term assets	129

	Estimated useful life
Intangible assets:
License agreements	3 - 10 years	207
Developed software	1 - 2 years	68
Game engines	2 - 5 years	128
Internally developed franchises	11 - 12 years	1,124
Retail customer relationships	< 1 year	40
Favorable leases	1 - 4 years	5
Distribution agreements	4 years	17
Activision trade name	Indefinite	385
Goodwill	Indefinite	7,044
Long term liabilities		(24)
Deferred tax liability		(743)

Total consideration		$9,919

        Goodwill arises from the Business Combination due to the acquired work force of Activision, Inc., and the expected synergies from the Business Combination. The following table presents the gross and net balances, and accumulated amortization of the components of our amortizable intangible assets acquired in the Business Combination at December 31, 2008 (amounts in millions):

	Gross carrying amount	Accumulated amortization	Net carrying amount
License agreements	$207	$(12)	$195
Developed software	68	(56)	12
Game engines	128	(42)	86
Internally developed franchises	1,124	(145)	979
Retail customer relationships	40	(40)	—
Favorable leases	5	(1)	4
Distribution agreements	17	(5)	12

Total	$1,589	$(301)	$1,288

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

        Amortization of intangibles and goodwill are not tax deductible. The estimated future amortization expense of our purchased finite-lived intangible assets acquired is as follows (amounts in millions):

Years ending December 31,	Amount
2009	$307
2010	204
2011	141
2012	118
2013	103
Thereafter	415

        The following table summarizes unaudited pro forma financial information assuming the Business Combination had occurred at the beginning of the periods presented. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Business Combination and therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented (amounts in millions, except per share data):

	For the years ended December 31,
	2008	2007
Pro forma net revenues	$4,337	$3,957
Pro forma net income (loss)	(112)	260
Pro forma net income (loss) per share
- basic	(0.08)	0.20
- diluted	(0.08)	0.19

2008 Acquisitions

        On September 11, 2008, we completed an acquisition of Freestyle Games, Ltd. ("Freestyle"), a premier United Kingdom based video game developer specializing in the music based genre. Additionally, on November 10, 2008, we acquired Budcat Creations, LLC ("Budcat"), a privately-owned video game developer based in Iowa City, Iowa. Budcat is an award-winning development studio with expertise on the Wii and NDS. Pro forma consolidated statements of operations for these acquisitions are not shown, as they would not differ materially from reported results.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5. Investment income (loss), Net

        Investment income (loss), net is comprised of the following (amounts in millions):

	For the years ended December 31,
	2008	2007	2006
Interest income	$36	$1	$1
Interest expense	(3)	(3)	(18)
Unrealized loss on trading securities	(7)	—	—
Unrealized gain on put option from UBS	10	—	—
Net realized gain on investments	4	—	—
Net realized and unrealized gains (losses) on foreign exchange contracts	6	(2)	2

Investment income (loss), net	$46	$(4)	$(15)

6. Investments

Available-for-Sale Investments

        The following table summarizes our short-term and long-term investments classified as available-for-sale at December 31, 2008 (amounts in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Mortgage-backed securities	$8	$—	$(1)	$7
Long-term investments:
Taxable auction rate securities	27	—	(4)	23

Total available-for-sale investments	$35	$—	$(5)	$30

        At December 31, 2007, short-term investments represented restricted cash of $3 million.

        The following table illustrates the gross unrealized losses on available-for-sale securities and the fair value of those securities, aggregated by investment category at December 31, 2008. The table also illustrates the length of time that they have been in a continuous unrealized loss position at December 31, 2008 (amounts in millions):

	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Mortgage-backed securities	$(1)	$7	$—	$—	$(1)	$7
Taxable auction rate securities	(4)	23	—	—	(4)	23

Total	$(5)	$30	$—	$—	$(5)	$30

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. Investments (Continued)

        The $5 million gross unrealized loss on available-for-sale securities represents 0.2% of total investments and cash and cash equivalents. The total unrealized loss is primarily due to the taxable auction rate securities held through Citigroup, Inc. as a result of recent failed auctions. Our investments in auction rate securities are all backed by higher education student loans.

        Based upon our analysis of the available-for-sale investments with unrealized losses, which includes consideration of the status of debt servicing, the financial condition of the issuer, and our intent and ability to hold the securities for a period of time sufficient to allow a market recovery or to maturity, we have concluded that the gross unrealized losses of $5 million at December 31, 2008 were temporary in nature. We have the intent and ability to hold these securities for a period of time sufficient for a recovery of fair value up to (or beyond) the initial cost of the investment. We expect to realize the full value of all of these investments upon maturity or sale. However, facts and circumstances may change which could result in a decline in fair value considered to be other-than-temporary in the future.

        The following table summarizes the contractually stated maturities of our investments classified as available-for-sale at December 31, 2008 (amounts in millions):

	Amortized cost	Fair value
Mortgage-backed securities (not due at a single maturity date)	$8	$7
Due after ten years	27	23

	$35	$30

Trading Investments

        Prior to accepting the UBS offer (see Note 3 of the Notes to Consolidated Financial Statements), we classified our investment in ARS held through UBS as available-for-sale. We recorded unrealized gains and losses on our available-for-sale securities, net of tax, in accumulated other comprehensive income (loss) in the shareholders' equity section of our Consolidated Balance Sheets. The unrealized loss did not reduce net income for the applicable accounting period.

        In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our ARS at par value beginning on June 30, 2010, we transferred our investments in ARS held through UBS from available-for-sale to trading securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The transfer to trading securities reflects management's intent to exercise the Rights during the period between June 30, 2010 and July 3, 2012, which results in the securities being held for the purpose of selling them in the near future. Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered. At the time of transfer, the unrealized loss on our ARS was $5 million. This unrealized loss was included in accumulated other comprehensive income (loss). Upon transfer to trading securities, we immediately recognized in investment income, net, the $5 million unrealized loss not previously recognized in earnings. Subsequently, we recognized an additional decline in fair value of $2 million for a total unrealized loss of $7 million, included in investment income, net, in the Consolidated Statements of Operations for the year ended December 31, 2008. The fair value of the ARS held through UBS totaled $55 million at December 31, 2008.

        We continue to monitor the ARS market and consider its impact (if any) on the fair value of our investments. If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, which may be offset by corresponding increases in value of the UBS offer. (See Notes 3 and 5 of the Notes to Consolidated Financial Statements)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. Software Development Costs and Intellectual Property Licenses

        The following table presents the amortization and write-off of capitalized software development costs and intellectual property licenses (amounts in millions):

	For the years ended December 31,
	2008	2007	2006
	(as adjusted)
Amortization of capitalized software development and intellectual property licenses	$90	$10	$8
Write-off and impairments	89	7	19

8. Restructuring

        The Company has been implementing its organizational restructuring plan as a result of the Business Combination described in Note 1 of the Notes to Consolidated Financial Statements. This organizational restructuring plan includes the integration of different operations to streamline the combined organization of Activision Blizzard.

        The primary goals of the organizational restructuring are to rationalize the title portfolio and consolidate certain corporate functions to realize synergies from the Business Combination.

        Since the consummation of the Business Combination, we have communicated to the affected employees in North America, Europe, and Australia and ceased use of certain offices and studios under operating lease contracts. Impairment of goodwill and acquired trade name, and write-off of fixed assets upon disposal were also recorded as a result. The following table details the amount of restructuring reserves included in accrued expenses and other liabilities in the Consolidated Balance Sheets at December 31, 2008 (amounts in millions):

	Severance(1)	Facilities costs(1)	Asset write-down(2)	Contract termination costs(1)	Loss on disposal of assets/liabilities(3)	Total
Balance at December 31, 2007	$—	$—	$—	$—	$—	$—
Costs charged to expense	54	7	26	5	1	93
Costs paid or otherwise settled	(18)	—	—	(3)	—	(21)
Non-cash write-down:
Fixed asset disposals	—	—	(5)	—	—	(5)
Impairment of acquired trade name	—	—	(5)	—	—	(5)
Impairment of goodwill	—	—	(16)	—	—	(16)
Foreign exchange and other	1	—	—	(2)	(1)	(2)

Balance at December 31, 2008	$37	$7	$—	$—	$—	$44

(1)
Accounted for in accordance with Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146").

(2)
Accounted for in accordance with SFAS No. 144 and SFAS No. 142.

(3)
For the year ended December 31, 2008, we have recorded a loss on disposal of assets and liabilities of $1 million associated with winding down certain studios through selling their assets and liabilities. The proceeds from these asset sale transactions amounted to approximately $9 million, net of legal and other transaction costs. The assets disposed of include $8 million of goodwill, $1 million of intangible assets, $3 million of property and equipment, and $2 million of liabilities. The loss on disposal of assets and liabilities is included in the restructuring costs in the Consolidated Statements of Operations.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8. Restructuring (Continued)

        The total restructuring reserve balances at December 31, 2008 and the net restructuring charges for the year ended December 31, 2008 are presented below by operating segments (amounts in millions):

	Restructuring charges
	At December 31, 2008	For the year ended December 31, 2008
Activision	$—	$2
Blizzard	—	—
Distribution	—	—

Activision Blizzard's core operations	—	2
Activision Blizzard's non-core exit operations	44	91

Total	$44	$93

        The expected restructuring charges to be incurred principally by Activision Blizzard's non-core exit operations related to the Business Combination during the next six months are presented below (amounts in millions):

	Low	High
Expected future restructuring costs, before tax	$20	$40
Expected future restructuring costs, after tax	15	25

        The total expected and incurred restructuring charges related to the Business Combination from the Business Combination date through June 30, 2009 are presented below (amounts in millions):

	Low	High
Total expected restructuring costs, before tax	$113	$133
Total expected restructuring costs, after tax	55	70

        The after tax cash charges are expected to consist primarily of employee-related severance cash costs (approximately $47 million), facility exit cash costs (approximately $18 million) and cash contract terminations costs (approximately $5 million). Separately, through December 31, 2008 these restructuring charges were partially offset by cash proceeds of approximately $28 million from asset disposals and after tax cash benefits related to the streamlining of the Vivendi Games title portfolio.

        Prior to the Business Combination, Vivendi Games adopted certain restructuring plans, which were primarily implemented in 2004. These plans primarily related to employee severance, closure of certain facilities, and other similar actions. At December 31, 2008, restructuring accruals relating to these prior restructuring plans are $0.2 million and there were no material changes to the restructuring accrual for the year ended December 31, 2008.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. Inventories

        Our inventories consisted of the following (amounts in millions):

	At December 31,
	2008	2007
Finished goods	$251	$19
Purchased parts and components	11	2

	$262	$21

10. Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2008	2007
Land	$1	$—
Buildings	5	—
Leasehold improvements	45	36
Computer equipment	293	267
Office furniture and other equipment	52	15

Total cost of property and equipment	396	318
Less accumulated depreciation	(247)	(189)

Property and equipment, net	$149	$129

        Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $79 million, $59 million, and $35 million, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Goodwill

        The changes in the carrying amount of goodwill by operating segments (see Notes 2 and 14 of the Notes to Consolidated Financial Statements for details) for the years ended December 31, 2008 and 2007 are as follows (amounts in millions):

	Blizzard	Activision	Distribution	Activision Blizzard's core operations	Activision Blizzard's Non-core exit operations	Total
Balance at December 31, 2006	$178	$—	$—	$178	$24	$202
Issuance of contingent consideration	—	—	—	—	1	1

Balance at December 31, 2007	178	—	—	178	25	203
Goodwill acquired	—	7,043	12	7,055	—	7,055
Issuance of contingent consideration	—	9	—	9	6	15
Goodwill re-assignment	—	7	—	7	(7)	—
Disposal (see Note 8)	—	—	—	—	(8)	(8)
Impairment charge (see Note 8)	—	—	—	—	(16)	(16)
Tax benefit credited to goodwill	—	(19)	—	(19)	—	(19)
Foreign exchange	—	(3)	—	(3)	—	(3)

Balance at December 31, 2008	$178	$7,037	$12	$7,227	$—	$7,227

        Goodwill acquired during the year ended December 31, 2008 represents goodwill of $7,044 million related to the Business Combination, and $11 million related to the acquisitions of Budcat and Freestyle (see Note 4 of the Notes to Consolidated Financial Statements).

        Issuance of contingent consideration consists of additional purchase consideration paid during 2008 in relation to the acquisitions of Radical Entertainment, Inc. and Budcat. As a result of the Business Combination, goodwill affected by the reorganization and integration was reassigned to the reporting units affected using a relative fair value approach. The tax benefit credited to goodwill represents the tax deduction resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of Activision, Inc. to the extent that the tax deduction does not exceed the fair value of those options.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Intangible Assets, Net

        Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2008
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Impairment charge (See Note 8)	Foreign exchange	Net carrying amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$207	$(12)	$—	$—	$195
Developed software	1 - 2 years	290	(275)	—	(1)	14
Game engines	2 - 5 years	136	(42)	—	(2)	92
Internally developed franchises	11 - 12 years	1,124	(145)	—	—	979
Retail customer relationships	< 1 year	40	(40)	—	—	—
Favorable leases	1 - 4 years	5	(1)	—	—	4
Distribution agreements	4 years	17	(5)	—	—	12
Other intangibles	0 - 2 years	5	(4)	—	—	1
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	385	—	—	—	385
Acquired trade names	Indefinite	53	—	(5)	—	48

Total		$2,262	$(524)	$(5)	$(3)	$1,730

	At December 31, 2007
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Impairment charge	Net carrying amount
Acquired definite-lived intangible assets:
Developed software	2 yrs	$215	$(210)	$—	$5
Other intangibles	0 - 2 yrs	13	(11)	—	2
Acquired indefinite-lived intangible assets:
Acquired trade names	Indefinite	53	—	—	53

Total		$281	$(221)	$—	$60

        Amortization expense of intangible assets was $306 million, $4 million, and $4 million for the years ended December 31, 2008, 2007, and 2006, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Current Accrued Expenses and Other Liabilities

        Current accrued expenses and other liabilities were comprised of the following (amounts in millions):

	At December 31,
	2008	2007
		(as adjusted)
Accrued royalties payable	$88	$6
Accrued selling and marketing costs	128	—
Current income tax payable	136	—
Accrued payroll related costs	208	225
Accrued professional and legal costs	68	1
Other	214	50

Total current accrued expenses and other liabilities	$842	$282

14. Operating Segments and Geographic Area

        Our operating segments are in accordance with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, our Chief Operating Decision Maker ("CODM"), the manner in which operating performance is assessed and resources are allocated, and the availability of separate financial information.

        Prior to the Business Combination, Vivendi Games managed its business in two main divisions: Blizzard Entertainment and Sierra Entertainment (along with Sierra online and Vivendi Games Mobile). As a result of the Business Combination, we provide our CODM financial information based upon management's new organizational structure.

        Based upon our current organizational structure, we operate four operating segments: (i) Activision Publishing—publishing interactive entertainment software and peripherals which includes Activision, Inc. and certain studios, assets, and titles previously included in Vivendi Games' Sierra Entertainment operating segment prior to the Business Combination ("Activision"), (ii) Blizzard Entertainment, Inc. and its subsidiaries—publishing traditional games and online subscription-based games in the MMORPG category ("Blizzard"), (iii) Activision Blizzard Distribution—distribution of interactive entertainment software and hardware products ("Distribution") (these three operating segments form Activision Blizzard's core operations) and (iv) Activision Blizzard's non-core exit operations. Activision Blizzard's non-core exit operations represent legacy Vivendi Games' divisions or business units that we have exited or are winding down as part of our restructuring and integration efforts as a result of the Business Combination, but do not meet the criteria for separate reporting of discontinued operations. In accordance with the provisions of SFAS No. 131, all prior period segment information has been restated, when practical, to conform to this new segment presentation. (See Note 1 of the Notes to Consolidated Financial Statements).

        The consummation of the Business Combination resulted in Activision and Distribution segment net revenues and segment income (loss) from operations being included from the date of the Business Combination, but not for prior periods. Also, the Activision operating segment includes Vivendi Games titles retained after the Business Combination.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Operating Segments and Geographic Area (Continued)

        The CODM reviews segment performance exclusive of the impact of the deferred net revenues and related cost of sales, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, and integration and transaction costs. Information on the operating segments and reconciliations of total net revenues and total segment income (loss) from operations to consolidated net revenues and operating income (loss) for the years ended December 31, 2008, 2007, and 2006 are presented below (amounts in millions):

	For the years ended December 31,			For the years ended December 31,
	2008	2007	2006	2008	2007	2006
	Net revenues			Segment income (loss) from operations
		(as adjusted)			(as adjusted)
Activision	$2,152	$272	$360	$307	$(13)	$(22)
Blizzard	1,343	1,107	638	704	568	321
Distribution	227	—	—	22	—	—

Activision Blizzard's core operations	3,722	1,379	998	1,033	555	299
Activision Blizzard's non-core exit operations	17	10	3	(266)	(198)	(136)

Operating segments total	3,739	1,389	1,001	767	357	163
Reconciliation to consolidated net revenues / operating income (loss):
Net effect from deferred net revenues and cost of sales	(713)	(40)	17	(496)	(38)	14
Stock-based compensation expense	—	—	—	(90)	(137)	(48)
Restructuring expense	—	—	—	(93)	1	(4)
Amortization of intangible assets and purchase price accounting related adjustments	—	—	—	(292)	(4)	(4)
Integration and transaction costs	—	—	—	(29)	—	—

Consolidated net revenues / operating income (loss)	$3,026	$1,349	$1,018	$(233)	$179	$121

        Total assets at December 31, 2008 held by Activision Blizzard's operating segments were approximately $15 billion, of which approximately $13 billion and approximately $2 billion belonged to Activision and Blizzard, respectively. We have not provided total assets at December 31, 2007 as Vivendi Games did not maintain accounting records that allocated assets or liabilities between operating segments.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Operating Segments and Geographic Area (Continued)

        Geographic information for the year ended December 31, 2008, 2007, and 2006 is based on the location of the selling entity. Net revenues from external customers by geographic areas were as follows (amounts in millions):

	For the years ended December 31,
	2008	2007	2006
		(as adjusted)
North America	$1,494	$620	$521
Europe	1,288	555	359
Asia Pacific	227	164	135

Total geographic area net revenues	3,009	1,339	1,015
Activision Blizzard's non-core exit operations	17	10	3

Total consolidated net revenues	$3,026	$1,349	$1,018

        Net revenues by platform were as follows (amounts in millions):

	For the years ended December 31,
	2008	2007	2006
		(as adjusted)
MMORPG	$1,152	$1,024	$621
Console	1,294	156	231
Hand-held	237	65	83
PC	99	94	80

Total platforms revenues	2,782	1,339	1,015
Distribution	227	—	—
Activision Blizzard's non-core exit operations	17	10	3

Total consolidated net revenues	$3,026	$1,349	$1,018

        See Note 3 of the Notes to Consolidated Financial Statements—Concentration of Credit Risk for information regarding significant customers.

15. Computation of Earnings (Loss) Per Basic/Diluted Share

        Equity incentive awards consisting of stock options, restricted stock units, and restricted stock with respect to an aggregate of 40 million shares of common stock for the year ended December 31, 2008 were not included in the calculation of diluted earnings (loss) per share because their effect would be anti-dilutive. There were no dilutive shares for the year ended December 31, 2007 and 2006 as there were no options or common stock equivalents granted to Vivendi at the Business Combination. Potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes

        Through 2007, Vivendi Games' results were included in the consolidated federal and certain foreign, and state and local income tax returns filed by Vivendi or its affiliates. The income tax provision is reflected in the Consolidated Statements of Operations, including the impact of U.S. net operating losses carried forward, as if the amounts were computed on a separate stand-alone basis as required by SFAS No. 109. The deferred tax assets and liabilities included in the Consolidated Balance Sheets as of December 31, 2007 have been prepared as if these amounts were computed on a stand-alone basis, excluding the U.S. net operating losses as set forth below.

        Under Vivendi group policy, any U.S. net operating losses generated by Vivendi Games were surrendered to Vivendi or Vivendi's subsidiaries in the year of loss with no benefit for such losses being recorded in Vivendi Games' income tax provision. However, to the extent that Vivendi Games had U.S. net operating losses allocated to it in the consolidated tax returns that have not been used by Vivendi or Vivendi's subsidiaries, the related deferred tax asset and valuation allowance have been included in Vivendi Games' Consolidated Balance Sheets as of December 31, 2007.

        During 2006, a U.S. net operating loss tax benefit of $67 million was recorded in the Consolidated Statements of Operations although it was surrendered to Vivendi for balance sheet presentation purposes. Vivendi Games' remaining separate U.S. net operating loss carry forward tax benefit of $79 million was recognized in 2007 through a reduction in the valuation allowance.

        Since the tax assets related to these losses were surrendered to Vivendi or its affiliates in prior years, the income tax payable to Vivendi resulting from the recognition of these losses on a standalone basis through 2007 was approximately $159 million. The income tax payable at December 31, 2007 has been included in owner's equity as a component of net payable to Vivendi. Any income tax payments related to the consolidated tax filings were the responsibility of Vivendi.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        Domestic and foreign income before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the years ended December 31,
	2008	2007	2006
		(as adjusted)
Income (loss) before income tax benefit:
Domestic	$(131)	$144	$54
Foreign	(56)	31	52

	$(187)	$175	$106

Income tax expense (benefit):
Current:
Federal	$251	$90	$53
State	49	7	14
Foreign	41	24	6

Total current	341	121	73

Deferred:
Federal	(294)	(55)	(15)
State	(67)	(2)	(7)
Foreign	(62)	(7)	(3)
Release of valuation allowance	—	(30)	(14)
Change on valuation allowance related to net operating loss surrendered	—	(79)	(67)

Total deferred	(423)	(173)	(106)

Add back benefit credited to additional paid-in capital:
Excess tax benefit associated with stock options	2	—	—

Income tax benefit	$(80)	$(52)	$(33)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) for each of the years are as follows:

	For the years ended December 31,
	2008	2007	2006
		(as adjusted)
Federal income tax provision at statutory rate	(35)%	35%	35%
State taxes, net of federal benefit	(3)	2	4
Research and development credits	(17)	(6)	—
Domestic production activity deduction	(6)	—	—
Foreign rate differential	(1)	—	(1)
Change in valuation allowance	3	(16)	(14)
Change in tax reserves	6	—	(3)
Foreign withholding tax	4	4	3
Foreign tax credits	(8)	(1)	—
Impairment	4	—	—
Return to provision adjustment	6	—	—
Change on valuation allowance related to net operating loss surrendered	—	(48)	(63)
Other	4	—	8

	(43)%	(30)%	(31)%

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. At December 31, 2007, the components of the net deferred tax assets were presented on the basis of what would be attributable to Vivendi Games if it were to be deconsolidated from Vivendi or Vivendi's

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

subsidiaries. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2008	2007
		(As Adjusted)
Deferred tax assets:
Reserves and allowances	$35	$18
Allowance for sales returns and price protection	59	12
Inventory reserve	13	—
Accrued expenses	46	2
Accrued legal and professional fees	28	—
Accrued restructuring	15	1
Deferred revenue	326	81
Deferred compensation	1	2
Depreciation	9	—
Tax credit carryforwards	30	29
Net operating loss carryforwards	24	28
State taxes	19	3
Stock-based compensation	58	74
Foreign deferred assets	27	3
Other	4	3

Deferred tax assets	694	256
Valuation allowance	(22)	(22)

Deferred tax assets, net of valuation allowance	672	234

Deferred tax liabilities:
Intangibles	(691)	(22)
Prepaid royalties	(10)	(38)
Capitalized software development expenses	(50)	—
Depreciation	—	(2)
Other	—	(5)

Deferred tax liabilities	(751)	(67)

Net deferred tax assets (liabilities)	$(79)	$167

        As of December 31, 2008, our available federal net operating loss carryforward of approximately $1 million is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The net operating loss carryforwards will begin to expire in 2023. We have various state net operating loss carryforwards totaling $17 million which are not subject to limitations under Section 382 of the Internal Revenue Code and will begin to expire in 2013. We have tax credit carryforwards of $6 million and $25 million for federal and state purposes, respectively, which begin to expire in fiscal 2016.

        Through our foreign operations, we have approximately $77 million in net operating loss carryforwards at December 31, 2008, attributed mainly to losses in France, Ireland, and Sweden. A

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

valuation allowance has been recorded against the foreign net operating losses since we do not have adequate history of earnings in these jurisdictions.

        Realization of the U.S. deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the U.S. deferred tax assets will be realized.

        Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $224 million at December 31, 2008. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration. It is not practical to estimate the amount of tax that would be payable upon distribution of these earnings.

        Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2008, we had approximately $103 million in total unrecognized tax benefits of which $27 million would affect our effective tax rate if recognized. A reconciliation of unrecognized tax benefits for the year ended December 31, 2007 and 2008 is as follows (amounts in millions):

	At December 31,
	2008	2007
Unrecognized tax benefits balance at January 1	$13	$—
Assumption of unrecognized tax benefits upon the Business Combination	73	—
Gross increase for tax positions of prior years	12	1
Gross decrease for tax positions of prior years	(2)	—
Gross increase for tax positions of current year	7	12
Gross decrease for tax positions of current year	—	—
Settlements	—	—
Lapse of statute of limitations	—	—

Unrecognized tax benefits balance at December 31	$103	$13

        In addition, consistent with the provisions of FIN 48, we reflected $81 million of income tax liabilities as non-current liabilities because payment of cash or settlement is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other liabilities in the Consolidated Balance Sheets as of December 31, 2008.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we had approximately $2 million of accrued interest related to uncertain tax positions. For the year ended December 31, 2008, we recorded $1 million of interest expense related to uncertain tax positions.

        Vivendi Games results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

affiliates while Vivendi Games results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Vivendi Games is no longer subject to U.S. federal income tax examinations for tax years before 2002. Vivendi Games is also no longer subject to state examinations for tax years before 2000. Activision Blizzard's tax years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject, including United States of America ("U.S.") and non-U.S. locations. Activision Blizzard is currently under audit by the California Franchise Tax Board for the tax years 1996 through 2004, and it is reasonably possible that the current portion of our unrecognized tax benefits will significantly decrease within the next twelve months due to the outcome of these audits.

        On July 9, 2008, Activision Blizzard entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") with Vivendi. The Tax Sharing Agreement generally governs Activision Blizzard's and Vivendi's respective rights, responsibilities and obligations with respect to the ordinary course of business taxes. Under the Tax Sharing Agreement, with certain exceptions, Activision Blizzard generally is responsible for the payment of U.S. and certain non-U.S. income taxes that are required to be paid to tax authorities on a stand-alone Activision Blizzard basis. In the event that Activision Blizzard joins Vivendi in the filing of a group tax return, Activision Blizzard will pay its share of the tax liability for such group tax return to Vivendi, and Vivendi will pay the tax liability for the entire group to the appropriate tax authority. Vivendi will indemnify Activision Blizzard for any tax liability imposed upon it due to Vivendi's failure to pay any group tax liability. Activision Blizzard will indemnify Vivendi for any tax liability imposed on Vivendi (or any of its subsidiaries) due to Activision Blizzard's failure to pay any taxes it owes under the Tax Sharing Agreement.

17. Fair Value Measurements

        At January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS No. 157") for financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our Consolidated Financial Statements. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of "observable inputs" and minimize the use of "unobservable inputs." The three levels of inputs used to measure fair value are as follows:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

        Financial Statement Position FAS 157-2 delayed the effective date for the application of SFAS No. 157 for all non-financial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for non-financial assets and liabilities does not have a material impact on our Consolidated Financial Statements. The table below segregates all financial assets and liabilities that are measured at

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Fair Value Measurements (Continued)

fair value on a recurring basis (which, for purposes of SFAS No. 157, means they are so measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Financial assets:
Money market funds	$2,609	$2,609	$—	$—	Cash and cash equivalents
Mortgage backed securities	7	—	7	—	Short-term investments
Auction rate securities	78	—	—	78	Long-term investments
Put option from UBS	10	—	—	10	Other assets—non-current
Foreign currency derivatives	5	—	5	—	Other assets—current

Total financial assets at fair value	$2,709	$2,609	$12	$88

Financial liabilities:
Foreign currency derivatives	$2	$—	$2	$—	Other liabilities—current
Other financial liability	31	—	—	31	Other liabilities—non-current

Total financial liabilities at fair value	$33	$—	$2	$31

        Other financial liability represents the earn-out liability from our acquisition of Bizarre Creations. The earn-out liability was recorded at fair value at the date of the Business Combination as it will be settled by a variable number of shares of our common stock based on the average closing price for the five business days immediately preceding issuance of the shares. When estimating the fair value, we considered our projection of revenues from the related titles under the earn-out provisions. For the year ended December 31, 2008, there is no change in our fair value estimate of this financial liability.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Fair Value Measurements (Continued)

        The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 (amounts in millions):

Level 3
Balance at January 1, 2008, net	$—
Purchases via the Business Combination, net	58
Total losses realized/unrealized included in earnings (a)/(b)	4
Total losses included in other comprehensive income (a)	(4)
Purchases or acquired sales, issuances, and settlements, net	(1)

Balance at December 31, 2008, net	$57

(a)
Due to uncertainties surrounding the timing of liquidation of our auction rate securities, we classify these instruments as long-term investments in our Consolidated Balance Sheet at December 31, 2008. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. On an industry-wide basis, many auctions have failed, and there is, as yet, no meaningful secondary market for these instruments. Each of the auction rate securities in our investment portfolio at December 31, 2008 has experienced a failed auction and there is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.

  Consequently, fair value measurements have been estimated using an income-approach model (discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represents 3% of our financial assets measured at fair value on a recurring basis. See Notes 3 and 6 of the Notes to Consolidated Financial Statements for additional information regarding auction rate securities through UBS.

(b)
Put option from UBS represents an offer from UBS providing us with the right to require UBS to purchase our ARS held through UBS at par value (see Note 3 of the Notes to Consolidated Financial Statements for more details). To value the put option, we considered the intrinsic value, time value of money, and our assessment of the credit worthiness of UBS.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies

Credit Facilities

        We have revolving credit facilities with our Centresoft subsidiary located in the UK (the "UK Facility") and our NBG subsidiary located in Germany (the "German Facility"). The UK Facility provided Centresoft with the ability to borrow up to GBP 12 million ($18 million), including issuing letters of credit, on a revolving basis at December 31, 2008. The UK Facility bore interest at the London Inter-bank Offer Rate ("LIBOR") plus 2.0% at December 31, 2008, is collateralized by substantially all of the assets of the subsidiary and will expire in March 2009. The UK Facility contains various covenants that require the subsidiary to maintain specified financial ratios related to, among others, fixed charges. The German Facility provided for revolving loans up to EUR 1 million ($1 million) at December 31, 2008, bore interest at a Eurocurrency rate plus 2.5%, is collateralized by certain of the subsidiary's property and equipment and has no expiration date. No borrowings were outstanding against the UK Facility or the German Facility at December 31, 2008.

        At December 31, 2008, we maintained a $35 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. At December 31, 2008, the $35 million deposit is included in short-term investments as restricted cash. The letter of credit was undrawn at December 31, 2008.

        At December 31, 2008, our publishing subsidiary located in the UK maintained a EUR 25 million ($35 million) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and is collateralized by substantially all of the assets of the subsidiary and expires in April 2010. No borrowings were outstanding at December 31, 2008.

        On April 29, 2008, Activision, Inc. entered into a senior unsecured credit agreement with Vivendi (as lender). Borrowings under the agreement became available upon consummation of the Business Combination. At December 31, 2008, the credit agreement provides for a revolving credit facility of up to $475 million, bearing interest at LIBOR plus 1.20% per annum. Any unused amount under the revolving credit facility is subject to a commitment fee of 0.42% per annum.

        The revolving credit facility is subject to customary negative covenants, in each case subject to certain exceptions and qualifications, including limitations on: indebtedness; liens; investments, mergers, consolidations and acquisitions; transactions with affiliates; issuance of preferred stock by subsidiaries; sale and leaseback transactions, restricted payments and certain restrictions with respect to subsidiaries. The limitation on indebtedness provides that Activision Blizzard cannot incur consolidated indebtedness, net of unrestricted cash, in excess of $1.5 billion, and that no additional indebtedness may be incurred as long as the ratio of Activision Blizzard's consolidated indebtedness (including the indebtedness to be incurred) minus the amount of unrestricted cash to Activision Blizzard's consolidated earnings before interest, taxes, depreciation and amortization for its most recently ended four quarters would be greater than 1.50 to 1.0. This limitation does not, however, affect Activision Blizzard's ability to borrow under the revolving credit facility or to incur certain types of limited debt. The revolving credit facility also imposes a requirement on Activision Blizzard that the ratio of

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies (Continued)

(i) consolidated indebtedness (net of certain cash) to (ii) the sum of its shareholder's equity plus consolidated indebtedness (net of certain cash) not exceed 20.0% at any time.

        No borrowings under revolving credit facility with Vivendi were outstanding at December 31, 2008.

Commitments

        In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2008 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and equipment leases	Developer and IP	Marketing	Total
For the years ending December 31,
2009	$38	$111	$45	$194
2010	33	46	14	93
2011	21	17	13	51
2012	19	22	—	41
2013	15	16	—	31
Thereafter	42	22	—	64

Total	$168	$234	$72	$474

(1)
We have omitted FIN 48 liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2008, we had $103 million of unrecognized tax benefits.

Legal Proceedings

        On February 8, 2008, the Wayne County Employees' Retirement System filed a lawsuit challenging the Business Combination in the Delaware Court of Chancery. The suit is a putative class action filed against the parties to the Business Combination Agreement as well as certain current and former

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies (Continued)

members of our Board of Directors. The plaintiff alleges, among other things, that our current and former directors named therein failed to fulfill their fiduciary duties with regard to the Business Combination by "surrendering" the negotiating process to "conflicted management," that those breaches were aided and abetted by Vivendi and those of its subsidiaries named in the complaint, and that the preliminary proxy statement filed by the Company on January 31, 2008 contains certain statements that the plaintiff alleges are false and misleading. The plaintiff seeks an order from the court that, among other things, certifies the case as a class action, enjoins the Business Combination, requires the defendants to disclose all material information, declares that the Business Combination is in breach of the directors' fiduciary duties and therefore unlawful and unenforceable, awards the plaintiff and the putative class damages for all profits and special benefits obtained by the defendant in connection with the Business Combination and tender offer, and awards the plaintiff its cost and expense, including attorney's fees.

        After various initial motions were filed and ruled upon, on May 8, 2008, the plaintiff filed an amended complaint that, among other things, added allegations relating to a revised preliminary proxy statement filed by the Company on April 30, 2008. Additional motions were then filed, including a motion for preliminary injunction filed by the plaintiff and a motion to dismiss filed by Vivendi and its subsidiaries. On June 14, 2008, the plaintiff filed a motion for leave to file a second amended complaint. On June 30, 2008, the court granted Vivendi and its subsidiaries' motion to dismiss, pursuant to a stipulation with the plaintiff, and on July 1, 2008, denied the plaintiff's motion for preliminary injunction.

        On December 23, 2008, the plaintiff filed an amended motion for leave to file a second amended complaint. The court granted the motion on January 14, 2009 and the second amended complaint was deemed filed on the same date. The second amended complaint asserts claims similar to the ones made in the original complaint, challenging Activision's Board of Directors' actions in connection with the negotiation and approval of the Business Combination, as well as disclosures made to our shareholders and certain amendments made to our certificate of incorporation in connection therewith. In addition, the second amended complaint asserts that Activision's Board of Directors breached its fiduciary duties in approving and recommending those amendments to the certificate of incorporation. Among other things, the plaintiff seeks certification of the action as a class action, a declaration that amendments made to the certificate of incorporation are invalid and unenforceable, a declaration that our directors breached their fiduciary duties, rescission of the Business Combination and related transactions, and damages, interest, fees and costs.

        On February 13, 2009, the defendants filed their opening brief in support of their motion to dismiss all claims in the complaint. The plaintiff's opposition is due on March 31, 2009 and the Company's reply is due on April 30, 2009. No hearing date has yet been set on the motion to dismiss. The Company intends to continue to defend itself vigorously. No amounts have been recorded in the statements of operations for this matter as losses are not probable at December 31, 2008.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation

Equity Incentive Plans

        On July 28, 2008, our Board of Directors adopted the Activision Blizzard Inc. 2008 Incentive Plan, subject to shareholder approval, and, on September 24, 2008, that plan was approved by our shareholders and became effective. It was subsequently amended by the Board of Directors (as so amended, the "2008 Plan"). The 2008 Plan authorizes the Compensation Committee of our Board of Directors to provide equity-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2008 Plan, including custom awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of our common stock, or factors that may influence the value of our common stock or that are valued based on our performance or the performance of any of our subsidiaries or business units or other factors designated by the Compensation Committee, as well as incentive bonuses, for the purpose of providing incentives and rewards for performance to the directors, officers, employees of, and consultants to, Activision Blizzard and its subsidiaries.

        While the Compensation Committee has broad discretion to create equity incentives, our equity-based compensation program for the most part currently utilizes a combination of options and restricted stock units. Such awards generally have time-based vesting schedules, vesting annually over periods of three to five years, or vest in their entirety on an anniversary of date of grant, subject to possible earlier vesting if certain performance measures are met, and all such awards which are options generally expire ten years from the grant date. Under the terms of the 2008 Plan, the exercise price for the options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on NASDAQ.

        Upon the effective date of the 2008 Plan, we ceased to make awards under the following equity incentive plans (collectively, the "Prior Plans"), although such plans will remain in effect and continue to govern outstanding awards: (i) Activision, Inc. 1998 Incentive Plan, as amended; (ii) Activision, Inc. 1999 Incentive Plan, as amended; (iii) Activision, Inc. 2001 Incentive Plan, as amended; (iv) Activision, Inc. 2002 Incentive Plan, as amended; (v) Activision, Inc. 2002 Executive Incentive Plan, as amended; (vi) Activision, Inc. 2002 Studio Employee Retention Incentive Plan, as amended; (vii) Activision, Inc. 2003 Incentive Plan, as amended; and (viii) Activision, Inc. 2007 Incentive Plan.

        At the date it was approved by our shareholders, there were 15 million shares available for issuance under the 2008 Plan. The number of shares of our common stock reserved for issuance under the 2008 Plan may be further increased from time to time by: (i) the number of shares relating to awards outstanding under any Prior Plan that: (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; and (ii) if the exercise price of any option outstanding under any Prior Plan is, or the tax withholding requirements with respect to any award outstanding under any Prior Plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares. At December 31, 2008, we had 13 million shares of our common stock reserved for future issuance under the 2008 Plan. Shares issued in connection with awards made under the 2008 Plan are generally issued as new stock issuances.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

Modification of Awards through Business Combination

        As a result of the reverse acquisition accounting treatment for the Business Combination, previously issued Activision, Inc. stock options and restricted stock awards granted to employees and directors, and Activision, Inc. warrants that were outstanding and unvested at the date of the Business Combination, were accounted for as an exchange of awards. The fair value of the outstanding vested and unvested awards was measured on the date of the acquisition, and for unvested awards which require service subsequent to the date of the Business Combination, a portion of the awards' fair values have been allocated to future service and will be recognized over the remaining future requisite service period.

Restricted Stock Units and Restricted Stock

        We grant restricted stock units and restricted stock (collectively referred to as "restricted stock rights") under the 2008 Plan to employees around the world, and we have assumed as a result of the Business Combination the restricted stock rights granted by Activision, Inc. Restricted stock units entitle the holders thereof to receive shares of our common stock at the end of a specified period of time or otherwise upon a specified occurrence. Restricted stock is issued and outstanding upon grant; however, restricted stock holders are restricted from selling the shares until they vest. Upon vesting of restricted stock rights, we may withhold shares otherwise deliverable to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is contingent upon the holders' continued employment with us and may be subject to other conditions. If the vesting conditions are not met, unvested restricted stock rights will be forfeited.

        The following table summarizes our restricted stock rights activity for the year ended December 31, 2008 (amounts in thousands except per share amounts):

	Restricted Stock Rights	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2008	—	$—
Acquired from the Business Combination	7,676	14.91
Granted	3,247	14.67
Vested	(596)	11.30
Forfeited	(60)	16.66

Non-vested at December 31, 2008	10,267	14.52

        At December 31, 2008, approximately $64 million of total unrecognized compensation cost related to restricted stock rights is expected to be recognized over a weighted-average period of 2.09 years.

Non-Plan Employee Stock Options

        In connection with prior employment agreements between Activision, Inc. and Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, our Co-Chairman, Mr. Kotick and Mr. Kelly were previously granted options to purchase common stock of Activision, Inc. These awards were assumed as a result of the Business Combination and accounted for as an exchange for options to purchase our

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

common stock. At December 31, 2008, non-plan options to purchase 16 million shares under such grants were outstanding with a weighted-average exercise price of $1.02.

Performance Shares

        In connection with the consummation of the Business Combination, on July 9, 2008, Mr. Kotick received a grant of 2,500,000 performance shares, which will vest in 20% increments on each of the first, second, third, and fourth anniversaries of the date of grant, with another 20% vesting on December 31, 2012, the expiration date of Mr. Kotick's employment agreement with the Company, in each case subject to the Company attaining the specified compound annual total shareholder return target for that vesting period. If the Company does not achieve the performance target for a vesting period, no performance shares will vest for that vesting period. If, however, the Company achieves a performance target for a subsequent vesting period, then all of the performance shares that would have vested on the previous vesting date will vest on the vesting date where the performance targets were achieved.

        The fair value of these shares was determined using a binomial-lattice model which takes into consideration, among other factors, the probability of the performance targets being met. At December 31, 2008, approximately $17 million of total unrecognized compensation cost related to the performance shares is expected to be recognized over a weighted-average period of 4.5 years.

Employee Stock Purchase Plan

        The Employee Stock Purchase Plan has been terminated by the Board of Directors and there will be no further purchases thereunder after October 1, 2008. Effective October 1, 2005, the Board of Directors of Activision, Inc. approved the Activision, Inc. Third Amended and Restated 2002 Employee Stock Purchase Plan and the Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan for International Employees (together, the "ESPP"). Before the termination, up to an aggregate of 4,000,000 shares of Activision, Inc. common stock was available for purchase by eligible employees during two six-month offering periods that commenced each April 1 and October 1 (the "Offering Period") at a price per share generally equal to 85% of the lower of the fair market value of our common stock on the first day of the Offering Period and the fair market value of our common stock on the purchase date (the last day of the Offering Period). Employees had been able to purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period and were limited to a maximum of $10,000 in value for any two purchases within the same calendar year. As a result of the Business Combination the offering period in effect at the time of the Business Combination was assumed by us, and on October 1, 2008, employees purchased 262,002 shares of our common stock at a purchase price of $11.65 per share under the ESPP.

Blizzard Equity Plan ("BEP")

        In 2006, Blizzard implemented the BEP, an equity incentive plan denominated in U.S. dollars. Under the BEP, restricted shares of Blizzard stock and other cash settled awards were granted to certain key executives and employees of Blizzard.

        Under the provisions of the BEP and the Business Combination Agreement, the consummation of the Business Combination is deemed a change in control, which automatically triggered cash payments to the beneficiaries for the portion of awards that were vested at the closing date of the Business

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

Combination. Upon closing of the Business Combination, we paid $107 million under the BEP to employees. The determination of the value of Blizzard shares upon a change in control is equal to the transaction value under the provisions of the BEP. The outstanding non-vested rights became immediately vested upon the closing of the Business Combination, cancelled and extinguished and converted into a new right to receive an amount in cash eighteen months after the closing upon the terms and subject to the conditions set forth in the BEP and in the Business Combination Agreement, including continued employment through the payment date. At December 31, 2008, other non-current liabilities in the Consolidated Balance Sheet include $70 million related to this plan. At December 31, 2007, Vivendi Games has recorded liabilities related to the BEP of $144 million as a component of accrued expenses and other liabilities in the Consolidated Balance Sheet.

Stock-based Compensation Expense

        The following table sets forth the total stock-based compensation expense (amounts in millions) resulting from stock options, restricted stock rights, the BEP, and the Vivendi Corporate Plan included in our Consolidated Statements of Operations in accordance with SFAS No. 123R for the year ended December 31, 2008, 2007, and 2006:

	For the years ended December 31,
	2008	2007	2006
Cost of sales—software royalties and amortization	$4	$3	$1
Product development	44	93	20
Sales and marketing	10	8	2
General and administrative	31	34	25

Stock-based compensation expense before income taxes	89	138	48
Income tax benefit	(35)	(54)	(19)

Total stock-based compensation expense, net of income tax benefit	$54	$84	$29

        Additionally, stock option expenses are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" as discussed in Note 1 of the Notes to Consolidated Financial Statements. The following table summarizes stock-based compensation included in our Consolidated Balance Sheets as a component of software development (amounts in millions):

Software development
Balance at January 1, 2008	$—
Stock-based compensation expense capitalized during period	32
Amortization of capitalized stock-based compensation expense	(10)

Balance at December 31, 2008	$22

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

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

        Consistent with SFAS No. 123R, we have attempted to reflect expected future changes in model inputs during the option's contractual term. The inputs required by our binomial-lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees' forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee rank- specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee rank-specific estimates of Expected Time-To-Exercise ("ETTE") were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period and then using those probabilities to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. We determined the weighted-average estimated value of employee stock options granted during the year using the binomial-lattice model with the following weighted-average assumptions:

Employee and director options
For the year ended December 31, 2008
Expected life (in years)	5.28
Risk free interest rate	3.98%
Volatility	53.88%
Dividend yield	—
Weighted-average fair value at grant date	$5.92

        Upon consummation of the Business Combination described in Note 4 of the Notes to Consolidated Financial Statements, and in accordance with the guidance of SFAS No. 123R, the fair value of Activision, Inc.'s stock awards was determined using the fair value of Activision, Inc.'s common stock of $15.04 per share, which is the closing price at July 9, 2008, and using a binomial-lattice model with the following assumptions: (a) varying volatility ranging from 42.38% to 51.50%, (b) a risk free interest rate of 3.97%, (c) an expected life ranging from 3.22 years to 4.71 years, (d) risk adjusted stock return of 8.89%, and (e) an expected dividend yield of 0.0%.

        To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB No. 107"). These methods include the implied volatility method based upon the volatilities for

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard's stock) during the option's contractual term to estimate long-term volatility and a statistical model to estimate the transition or "mean reversion" from short-term volatility to long-term volatility. Based on these methods, for options granted during the year ended December 31, 2008, the expected stock price volatility ranged from 46.15% to 69.08%.

        As is the case for volatility, the risk-free rate is assumed to change during the option's contractual term. Consistent with the calculation required by a binomial lattice model, the risk-free rate reflects the interest from one time period to the next ("forward rate") as opposed to the interest rate from the grant date to the given time period ("spot rate"). Since we do not currently pay dividends and are not expected to pay them in the future, we have assumed that the dividend yield is zero.

        The expected life of employee stock options represents the weighted-average period the stock options that are expected to remain outstanding and is, as required by SFAS No. 123R, an output by the binomial-lattice model. The expected life of employee stock options depends on all of the underlying assumptions and calibration of our model. A binomial-lattice model can be viewed as assuming that employees will exercise their options when the stock price equals or exceeds an exercise boundary. The exercise boundary is not constant but continually declines as one approaches the option's expiration date. The exact placement of the exercise boundary depends on all of the model inputs as well as the measures that are used to calibrate the model to estimated measures of employees' exercise and termination behavior.

        As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Accuracy of Fair Value Estimates

        We developed the assumptions used in the binomial-lattice model, including model inputs and measures of employees' exercise and post-vesting termination behavior. Our ability to accurately estimate the fair value of share-based payment awards at the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs as long as ten years into the future. These inputs include, but are not limited to, expected stock price volatility, risk-free rate, dividend yield, and employee termination rates. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R and SAB No. 107 using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer/willing seller. It is difficult to determine if this is the case, because markets do not currently exist that permit the active trading of employee stock option and other share-based instruments.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

Stock Option Activities

        We have assumed the stock options granted to employees and directors by Activision, Inc. as a result of the Business Combination. Stock option activities for the year ended December 31, 2008 are as follows (amounts in millions, except number of shares in thousands and per share amounts):

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2008	—	$—
Acquired via the Business Combination	96,075	5.76
Granted	8,723	14.38
Exercised	(4,861)	4.73
Forfeited	(2,096)	7.92

Outstanding at December 31, 2008	97,841	6.53	5.87	$318

Exercisable at December 31, 2008	56,469	$3.71	4.07	$288
Vested and expected to vest at December 31, 2008	92,197	$6.24	5.16	$316

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes as it is based on the fair market value of our stock. Total intrinsic value of options actually exercised was $53 million for the year ended December 31, 2008.

        At December 31, 2008, $109 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

        Net cash proceeds from the exercise of stock options were $22 million for the year ended December 31, 2008. Income tax benefit (or excess tax benefits) from stock option exercises was $21 million for the year ended December 31, 2008, of which $19 million and $2 million was credited to goodwill and additional paid in capital, respectively. In accordance with SFAS No. 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Vivendi Corporate Plans

        Prior to the Business Combination, Vivendi Games' employees were granted incentive awards that were equity-settled and cash-settled. Equity-settled awards include stock options and restricted share plans granted by Vivendi, and the cash-settled awards include stock appreciation rights and restricted stock units granted by Vivendi. There were no new grants by Vivendi to Vivendi Games' employees during the year ended December 31, 2008. At December 31, 2008 and 2007, we have recorded in our Consolidated Balance Sheets under other liabilities $14 million and $33 million, respectively, relating to cash-settled awards granted pursuant to Vivendi's incentive plans. The following paragraphs describe the various plans established by Vivendi in which Vivendi Games' employees participated.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

(i) Plans granted to non-U.S. resident executives and employees (settled in equity)

Stock Option plans settled in equity

        Stock options have been granted to Vivendi Games' employees to acquire Vivendi stock. For all stock option plans established by Vivendi prior to January 1, 2007, the options granted vest annually in one-third tranches over three years from the grant date's anniversary. Two-thirds of those vested options become exercisable at the beginning of the third year from the date of grant, and the remaining one-third becomes exercisable at the beginning of the fourth year from the date of grant. The related compensation cost is accounted for over the required three-year service period using the accelerated multi-tranche method in accordance with the following spread rates: 61% in the first year of the plan, 28% in the second year and 11% in the third year.

        In 2007, Vivendi Games employees received stock options which cliff vest at the end of a three-year vesting period. The stock-based compensation expense related to these stock options is recognized on a straight-line basis over the vesting period. These plans are denominated in Euros.

Restricted Share Units (RSUs) plans settled in equity

        In 2006, Vivendi established restricted share plans. Granting of shares under these plans to non-U.S. resident executives and employees is triggered by the achievement of certain operating objectives as set forth in Vivendi's annual budget, and then cliff vest at the end of a two-year vesting period. The operating objectives for granting the RSUs were satisfied in 2006 and 2007. As the shares granted under these plans are ordinary shares of the same class as Vivendi outstanding shares, employee shareholders are entitled to dividend and voting rights relating to their shares upon vesting. These shares cannot be sold until after a four-year period from the date of grant. These plans are denominated in Euros.

        Compensation cost recognized is based upon the value of the equity instrument received by the employees which is equal to the difference between the fair value of the shares to be received and the discounted value of the dividends expected to be distributed by Vivendi over the two-year vesting period. Compensation cost relating to restricted shares is recognized on a straight-line basis over the two-year vesting period.

  (ii)Plans granted to U.S. resident executives and employees (settled in cash)

        In 2006, in connection with the delisting of Vivendi shares from the New York Stock Exchange, specific equity awards were granted to Vivendi Games' U.S. resident executives and employees, with economic characteristics similar to those granted to non-U.S. employees. However, these equity instruments are exclusively cash-settled instruments with the following characteristics:

  •
  When the equity awards grant entitlement to the appreciation of the value of Vivendi shares, they are known as "stock appreciation rights" ("SARs"), which are the economic equivalent of stock options;

  •
  When the equity awards grant entitlement to the value of Vivendi shares, they are known as "restricted stock units" ("RSUs"), which are the economic equivalent of restricted shares;

  •
  Vivendi has converted the former American Depositary Shares ("ADS") stock option plans for its U.S. resident employees into SARs plans; and

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

  •
  SARs and RSUs are denominated in U.S. dollars.

Stock Appreciation Rights (SARs) plans

        Under SARs plans, the employees will receive, upon exercise of their rights, a cash payment based on the Vivendi share price, equal to the difference between the Vivendi share price upon exercise of the SARs and their strike price as set at the grant date. Similar to stock option plans set up before January 1, 2007, rights vest annually in one-third tranches on the grant date's anniversary. Two-thirds of those vested SARs become exercisable at the beginning of the third anniversary of the grant date and the remaining one-third becomes exercisable at the beginning of the fourth anniversary of the grant date. The compensation cost of the SARs granted before 2007 is recorded over the vesting period but not on a straight-line basis, as the SARs under the plan vest in one-third tranches over three years. The expense is accounted for over the required service period using the accelerated multi-tranche method in accordance with the following spread rates: 61% in the first year of the plan, 28% in the second year, and 11% in the third year.

        In 2007, Vivendi Games employees received SARs which cliff vest at the end of a three-year vesting period. Therefore, the compensation cost of these SARs is recognized on a straight-line basis over the vesting period.

        The fair value of these plans is re-measured at each quarter end until the exercise date/the exercise of the rights and the expense adjusted pro rata to vested rights at the relevant reporting date.

Restricted Stock Unit (RSUs) plans

        In 2006, Vivendi established RSU plans for certain U.S. resident executives and employees. Granting of shares under these plans to the U.S. resident executives and employees is triggered by the achievement of certain operating objectives as set forth in Vivendi's annual budget, and then cliff vest at the end of a two-year vesting period. The operating objectives for granting the RSUs were satisfied in 2006 and 2007. The participant will receive a cash payment equal to the value of the RSUs two years after vesting. The value of the RSUs will be based on the value of Vivendi shares at the time the cash payment is made, plus the value of dividends paid on Vivendi shares during the two year period after vesting (converted into local currency based on prevailing exchange rates).

        Compensation cost in respect of the RSU plans is recognized on a straight-line basis over the two-year vesting period. The value of the plan is re-measured at each quarter end until the date of payment and the compensation cost adjusted accordingly, pro rata to rights vested at the relevant reporting date.

Conversion of the former ADS option plans into SAR plans in May 2006

        On May 15, 2006, the ADS option plans for U.S. resident employees were converted into SARs plans. The terms and conditions of these awards remained unchanged (exercise price, vesting period, maturity, etc.), except that such awards are to be cash-settled. As a result, the estimated fair value of the vested rights of these plans on May 15, 2006 ($19 million) was recorded as a liability as at the conversion date. When initially recording this liability, $15 million was charged as compensation expense in 2006 and $4 million was reclassified from shareholder's equity, at the date of conversion.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

Restricted shares or restricted stock to each employee

        On December 12, 2006, Vivendi established a grant of 15 fully vested restricted shares without any performance conditions for all non-temporary employees resident in France, who were employed and who had been employed by Vivendi Games for at least six months at that date. The 15 shares granted to each employee were issued at the end of a two-year period from the grant date. At the end of this two-year period, the restricted shares will remain restricted for an additional two-year period. As the shares granted are ordinary shares of the same class as Vivendi outstanding shares making up the share capital of Vivendi, employee shareholders became entitled to dividends and voting rights relating to all their shares upon their issuance. As these restricted shares were fully vested when granted, the compensation cost was recognized in full on the grant date.

        For all non-temporary employees resident outside France, who were employed and who had been employed by Vivendi Games for at least six months as of December 12, 2006, Vivendi established a 15 RSU plan without any performance conditions. In general, the RSUs granted will be paid out in cash after a four-year period from the date of grant in an amount equal to the value of the Vivendi shares at the time the cash payment is made, plus the value of dividends paid on the Vivendi shares in the last two fiscal years prior to payment. RSUs are simply units of account and do not have any value outside the context of this plan. RSUs do not have voting rights, and they do not represent or imply an ownership interest in Vivendi or any of its businesses. Given the immediate vesting of such grant, the compensation cost was recognized in full on the grant date against liability and is re-measured at each quarter end until the date of payment.

Method and Assumptions on Valuation of Vivendi Corporate Plans

        Vivendi Games estimated the fair value of stock-based awards granted using a binomial option-pricing model. For purposes of determining the expected term and in the absence of historical data relating to stock options exercises, Vivendi Games applied a simplified approach: the expected term of equity-settled instruments granted was presumed to be the mid-point between the vesting date and the end of the contractual term. For cash-settled instruments, the expected term applied was equal to:

  •
  for rights that can be exercised, one-half of the residual contractual term of the instrument at the reporting date; and

  •
  for rights that cannot be exercised yet, the average of the residual vesting period and the residual contractual term of the instrument at the reporting date.

        For stock-based awards in Vivendi stock, the computed volatility corresponds to the average of Vivendi's three-year historical volatility and its implied volatility, which is determined with Vivendi put and call options traded on the Marché des Options Négociables de Paris with a maturity of six months or more.

        Equity-settled awards are denominated in Euros. The dollar amounts included in the table below are only indicative of the original Euro amounts converted into U.S. dollars as of December 31, 2008, using the year-end balance sheet exchange rate. As such, amounts in U.S. dollars will fluctuate in the future with exchange rates.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

        The following instruments are denominated in Euros:

	Stock Option Plans		Restricted Share Units Plan
Grant date	April 23,	April 13,	April 23,	December 12,	April 13,
Grant year	2007	2006	2007	2006	2006
Data at grant date:
Options strike price	€30.79	€28.54	n/a	n/a	n/a
Maturity (in years)	10	10	2	2	2
Expected term (in years)	6.5	6	2	2	2
Number of options initially granted	181,260	205,600	15,121	9,000	17,151
Share price at grant date	€31.75	€28.14	€31.75	€29.39	€28.14
Expected volatility	20%	26%	n/a	n/a	n/a
Risk-free interest rate	4.17%	3.99%	n/a	n/a	n/a
Expected dividend yield	3.94%	3.80%	3.94%	4.25%	3.80%
Performance conditions achievement rate	n/a	n/a	100%	n/a	100%
Fair value of the granted options	€5.64	€5.38	€29.30	€26.94	€26.04
Fair value of the plan (in millions of Euros)	€1.0	€1.1	€0.4	€0.2	€0.4
(in U.S. dollars except where noted)
Options strike price	$43.02	$39.87	n/a	n/a	n/a
Share price at grant date	$44.36	$39.32	$44.36	$41.06	$39.32
Fair value of the granted options	$7.88	$7.52	$40.94	$37.64	$36.38
Fair value of the plan (in millions of U.S. dollars)	$1.4	$1.5	$0.6	$0.3	$0.6

        The following instruments are denominated in U.S. dollars:

	RSUs				SARs
Grant date	April 23,	December 12,	September 22,	April 13,	April 23	September 22,	April 13,
Grant year	2007	2006	2006	2006	2007	2006	2006
Strike price	n/a	n/a	n/a	n/a	$41.34	$34.58	$34.58
Maturity at the origin (in years)	2	2	2	2	10	10	10
Number of instruments initially granted	38,248	33,105	2,000	34,224	458,740	24,000	410,400
Data at the valuation date (December 31, 2008):
Expected term at closing date (in years)	0.3	0.0	0.0	0.0	4.8	3.9	3.7
Share market price	$32.59	$32.59	$32.59	$32.59	$32.59	$32.59	$32.59
Expected volatility	n/a	n/a	n/a	n/a	30%	30%	30%
Risk-free interest rate	n/a	n/a	n/a	n/a	2.68%	2.5%	2.44%
Expected dividend yield	5.98%	5.98%	5.98%	5.98%	5.98%	5.98%	5.98%
Performance condition achievement rate	100%	n/a	100%	100%	n/a	n/a	n/a
Fair value of the granted instruments	$32.01	$32.59	$32.59	$32.59	$3.19	$4.24	$4.15
Fair value of the plan as of December 31, 2008 (in millions of U.S. dollars)	$1.2	$1.1	$0.1	$1.1	$1.5	$0.1	$1.7

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

Equity-settled instruments

        Equity-settled awards are denominated in Euros and the U.S. dollar amounts included in the table below are only indicative of the original Euro amounts converted as of December 31, 2008, using the balance sheet exchange rate. As such, amounts in U.S. dollars will fluctuate with changes in future exchange rates. Expense amounts disclosed are converted at average exchange rates during the years presented, as appropriate.

					Restricted Share Plans
	Stock Options Plans
						Weighted Average Remaining Period before Issuing Shares
	Number of Stock Options Outstanding	Weighted Average Strike Price of Stock Options Outstanding	Weighted Average Strike Price of Stock Options Outstanding	Weighted Average Remaining Contractual Life	Number of Restricted Shares Outstanding
		(in Euros)	(in U.S. dollars)	(in years)		(in years)
Balance as of December 31, 2007	911,765	€32.0	$46.0		37,188
Exercised(a)	(19,166)	20.5	28.6		—
Forfeited	(84,748)	79.9	111.6		—
Issued	—	—	—		(22,586)
Cancelled	(9,234)	26.3	36.8		(448)

Balance as of December 31, 2008	798,617	€27.2	$38.0	5.9	14,154	0.3

Exercisable as of December 31, 2008	576,915	€26.1	$36.4		—

Vested and expected to vest as of December 31, 2008	798,617	€27.2	$38.0		—

(a)
The intrinsic value of options exercised during the year ended December 31, 2008, 2007, and 2006 was $40.45, $45.29, and $37.36, respectively.

        At December 31, 2008, based on end of period exchange rates, there is unamortized compensation expense of $0.5 million, which will be expensed over the next 1.1 year as follows: $0.4 million in 2009 and $0.1 million in 2010.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

Cash-settled instruments

        Cash-settled instruments are denominated in U.S. dollars. The following is a summary of cash-settled awards (including ADS awards, which were converted into cash-settled awards during 2006):

	SARs (including Ex-ADS converted into SAR—May 2006)				RSUs
	Number of SARs (ex ADS) Outstanding	Weighted Average Strike Price of SARs (ex ADS) Outstanding	Total Intrinsic Value	Weighted Average Remaining Contractual Life	Number of Restricted Stocks Units Outstanding	Weighted Average Remaining Period before Vesting
			(in millions of U.S. dollars)	(in years)		(in years)
Balance as of December 31, 2007	3,026,387	$39.7			103,649
Exercised(a)	(161,301)	28.4			(4,605)
Forfeited	(536,750)	62.8			—
Cancelled	(16,940)	40.7			(3,209)

Balance as of December 31, 2008	2,311,396	$35.2	$5.9	5.6	95,835	0.1

Exercisable as of December 31, 2008	1,746,607	$33.7	$5.9		—

Vested and expected to vest as of December 31, 2008	2,311,396	$35.2	$5.9		59,620

(a)
The weighted average share price for SARs exercised during the years ended December 31, 2008, 2007, and 2006 was $41.64, $43.05 and $35.17, respectively. Cash paid in 2008, 2007, and 2006 to settle awards exercised was $2 million, $9 million, and $1 million, respectively.

        As of December 31, 2008, there was unamortized compensation expense of $0.4 million, which will be expensed over the next year on a weighted-average basis as follows: $0.3 million in 2009 and $0.1 million in 2010.

20. Capital Transactions

Repurchase Program

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

        Under the repurchase program, we repurchased approximately 13 million shares of our common stock for $126 million during the year ended December 31, 2008. At December 31, 2008, we had $874 million available for utilization under the buyback program and no outstanding stock repurchase transactions.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) for the year ended December 31, 2008 were as follows (amounts in millions):

	Foreign currency translation adjustment	Unrealized appreciation (depreciation) on investments	Accumulated other comprehensive income (loss)
Balance at December 31, 2007	$40	$—	$40
Other comprehensive income (loss)	(81)	(2)	(83)

Balance at December 31, 2008	$(41)	$(2)	$(43)

        Other comprehensive income (loss) is presented net of taxes of $2 million related to net unrealized depreciation on investments for the year ended December 31, 2008. Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

22. Supplemental Cash Flow Information

        Non-cash investing and financing activities and supplemental cash flow information are as follows (amounts in millions):

	For the years ended December 31,
	2008	2007	2006
Supplemental cash flow information:
Cash paid for income taxes	$151	$22	$8
Cash paid for interest	2	(1)	(1)

23. Related Party Transactions

Treasury Related Administration

        Prior to the Business Combination, Vivendi maintained a centralized cash management pool from which Vivendi Games borrowed and loaned cash on a daily basis. Net cash transfers, under the cash pooling agreement, were included in owner's equity as part of net transfers to Vivendi. Vivendi charged Vivendi Games interest on the cumulative net cash transfers and such charges are included in investment income (loss), net in the accompanying consolidated statements of operations. Net interest earned from Vivendi for the year ended December 31, 2008 was $4 million. Net interest expense for the year ended December 31, 2007 was $3 million.

        In addition, in accordance with the terms of the Business Combination Agreement, Vivendi Games settled its payable to Vivendi S.A. and distributed its excess cash on-hand as defined in the Business Combination Agreement immediately prior to the close of the transaction, resulting in cash payments of $79 million to settle its payable and $79 million to distribute its excess cash to Vivendi.

        Our foreign currency risk policy seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts, with Vivendi as our principal counterparty. At December 31, 2008 and 2007, the net notional amount of outstanding

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

23. Related Party Transactions (Continued)

forward foreign exchange contracts was $126 million and $14 million, respectively. A pre-tax net unrealized gain of $3 million for the year ended December 31, 2008, and a pre-tax net unrealized loss of $2 million for the year ended December 31, 2007, respectively, resulted from the foreign exchange contracts with Vivendi were recognized in the Consolidated Statements of Operations.

Others

        Prior to the Business Combination, Vivendi Games entered into certain transactions with Vivendi and its affiliates in the normal course of operations. Activision Blizzard has entered into various transactions and agreements, including treasury management services, investor agreement, internal group reporting services, credit facilities arrangement and music royalties agreements with Vivendi and its subsidiaries and affiliates. None of these services, transactions and agreements with Vivendi and its subsidiaries and affiliates is material either individually or in the aggregate to the Consolidated Financial Statements as a whole.

        Annual overhead and support costs were allocated to Vivendi Games by Vivendi to approximate management leadership, treasury, legal, tax and other similar service-based support functions incurred on Vivendi Games' behalf. These costs amounted to approximately $2 million, $3 million and $1 million in 2008, 2007, and 2006, respectively. These allocations were included in the accompanying Consolidated Statements of Operations as general and administrative expense.

        For the years ended December 31, 2008, 2007 and 2006, a management fee of approximately $1 million, $3 million and $3 million, respectively, was allocated to Vivendi Games from Vivendi for insurance, share-employee costs and other general corporate support functions incurred on Vivendi Games' behalf. This allocation is included in the accompanying Consolidated Statements of Operations as general and administrative expense.

        In the normal course of business, Vivendi had guaranteed (i) Vivendi Games' obligations under certain property leases totaling $46 million, and (ii) payment to certain inventory vendors of up to approximately $33 million as of December 31, 2007. Payables related to inventory purchases are included in accounts payable in the accompanying Consolidated Balance Sheets.

        For the years ended December 31, 2008, 2007 and 2006, royalty expenses related to properties licensed from Universal Entertainment of approximately $2 million, $1 million and $2 million, respectively were recognized. Royalties are included in the accompanying Consolidated Statements of Operations as cost of sales—software royalties and amortization. Royalty amounts due to Universal Entertainment are not material.

        Vivendi Games had entered into agreements with certain affiliates for the physical distribution of boxed product sales for certain territories outside North America.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

24. Quarterly Financial and Market Information (Unaudited)

        Special Note—The consummation of the Business Combination has resulted in financial information of Activision, Inc. being included from the date of the Business Combination (i.e. from July 9, 2008 onwards), but not for prior periods.

	For the quarters ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(Amounts in millions, except per share data)
Net revenues	$1,639	$711	$352	$324
Cost of sales	1,211	416	106	106
Operating income (loss)	(148)	(194)	44	65
Net income (loss)	(72)	(108)	29	44
Basic earnings (loss) per share	(0.05)	(0.08)	0.05	0.07
Diluted earnings (loss) per share	(0.05)	(0.08)	0.05	0.07

	For the quarters ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(Amounts in millions, except per share data) (as adjusted)
Net revenues	$453	$326	$308	$262
Cost of sales	163	88	97	88
Operating income	45	59	49	26
Net income	86	48	41	52
Basic earnings per share	0.15	0.08	0.07	0.09
Diluted earnings per share	0.15	0.08	0.07	0.09

25. Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed. Furthermore, to the extent the Company has changes to its uncertain tax positions associated with any subsidiaries acquired in previous business combinations for which goodwill exists subsequent to December 31, 2008, such changes to the uncertain tax positions will be recorded in the Company's Consolidated Statements of Operations rather than as a reduction in goodwill, which was the accounting treatment in place prior to the adoption of SFAS 141(R). SFAS No. 141(R) is effective for the Company for acquisitions closing during and subsequent to the first quarter of 2009.

        In June 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-03, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development." EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

25. Recently Issued Accounting Standards (Continued)

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

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 did not have a material impact on our Consolidated Financial Statements.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets". FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets". This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on our Consolidated Financial Statements.

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
Year ended December 31, 2008
Allowance for sales returns and price protection and other allowances	$76	$295	$(105)	$266
Allowance for doubtful accounts	10	3	(11)	2
Deferred tax valuation allowance	22	4	(4)	22
Year ended December 31, 2007 (as adjusted)
Allowance for sales returns and price protection and other allowances	$105	$76	$(105)	$76
Allowance for doubtful accounts	5	5	—	10
Deferred tax valuation allowance	92	39	(109)	22
Year ended December 31, 2006
Allowance for sales returns and price protection and other allowances	$70	$37	$(2)	$105
Allowance for doubtful accounts	9	1	(5)	5
Deferred tax valuation allowance	101	72	(81)	92

(A)
Includes increases in allowance for sales returns, price protection, doubtful accounts, and deferred tax valuation due to normal reserving terms and allowance accounts acquired in conjunction with acquisitions.

(B)
Includes actual write-off of sales returns, price protection, uncollectible accounts receivable, net of recoveries, and foreign currency translation and other adjustments, and deferred taxes.

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Business Combination Agreement, dated as of December 1, 2007, among the Company, Sego Merger Corporation, Vivendi S.A., VGAC LLC and Vivendi Games, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed December 6, 2007).
3.1	Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed July 15, 2008).
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated August 15, 2008 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed August 15, 2008).
3.3	Amended and Restated By-Laws of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K, filed July 15, 2008).
3.4	First Amendment to the Amended and Restated By-Laws of Activision Blizzard, Inc., dated July 28, 2008 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed July 31, 2008).
10.1*	Activision, Inc. 1991 Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-K for the year ended March 31, 2002).
10.2*
Amendment, dated as of September 14, 2006, to the 1991 Stock Option and Stock Award Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.3*	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2001).
10.4*	Amendment, dated as of September 14, 2006, to the 1998 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.5*	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.6*	Amendment, dated as of September 14, 2006, to the 1999 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.7*	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.8*	Amendment, dated as of September 14, 2006, to the 2001 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.9*	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2003).

Exhibit Number	Exhibit
10.10*	Amendment, dated as of September 14, 2006, to the 2002 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.11*	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-100114 filed September 26, 2002).
10.12*	Amendment, dated as of September 14, 2006, to the 2002 Executive Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.13*	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-103323 filed February 19, 2003).
10.14*
Amendment, dated as of September 14, 2006, to the 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.19*	Activision, Inc. Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2005).
10.20*	Amendment, dated as of September 14, 2006, to the 2003 Executive Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.21*	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).
10.22*	Australian Addendum to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended March 31, 2008).
10.23*
Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S—8, Registration No. 333-153661, filed September 24, 2008).
10.24*	Australian Addendum to the Activision Blizzard, Inc. 2008 Incentive Plan.
10.25*
Form of Stock Option Certificate for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 1998 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed May 31, 2005).
10.26*
Form of Stock Option Certificate for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed May 31, 2005).
10.27*
Form of Stock Option Agreement for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed May 31, 2005).
10.28*
Form of Stock Option Agreement for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, filed May 31, 2005).

Exhibit Number	Exhibit
10.29*	Form of Executive Stock Option Agreement for grants to Robert Kotick or Brian Kelly issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company's Form 10-K for the year ended March 31, 2005).
10.30*
Form of Non-Executive Stock Option Agreement for grants to persons other than Robert Kotick or Brian Kelly and non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.41 of the Company's Form 10-K for the year ended March 31, 2005).
10.31*
Form of Non-Employee Director Stock Option Agreement for grants to non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended March 31, 2007).
10.32*
Notice of Share Option Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the year ended March 31, 2007).
10.33*
Notice of Share Option Award for grants to non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the year ended March 31, 2007).
10.34*
Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company's Form 10-K for the year ended March 31, 2007).
10.35*
Notice of Restricted Share Unit Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended March 31, 2007).
10.36*
Notice of Stock Option Award for grants to non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.37*
Notice of Stock Option Award for grants to persons other non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.38*
Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.39*
Notice of Restricted Share Unit Award for grants to officers issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.40*
Notice of Restricted Share Unit Award for grants to independent directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number	Exhibit
10.41*	Notice of Restricted Share Unit Award for grants to independent directors upon their reelection to the board (other than in connection with 10 years of continuous service) issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.42*
Notice of Restricted Share Unit Award for grants to non-employee directors resident in France issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.43*
Notice of Restricted Share Unit Award for grants to persons other than officers or directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.44*	Notice of Stock Option Award for grants to unaffiliated directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.
10.45*	Notice of Stock Option Award for grants to persons other than directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.
10.46*
Notice of Restricted Share Unit Award for grants to unaffiliated directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.
10.47*
Notice of Restricted Share Unit Award for grants to affiliated non-employee directors and to unaffiliated directors upon their reelection to the board (other than in connection with 10 years of continuous service) pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.
10.48*	Notice of Restricted Share Unit Award for grants to affiliated non-employee directors resident in France pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.
10.49*	Notice of Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.
10.50*	Notice of Restricted Share Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.
10.51*
Employment Agreement, dated June 15, 2005, between Michael Griffith and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2005).
10.52*	Amendment, dated as of December 1, 2007, to Employment Agreement between Michael Griffith and the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K, filed December 6, 2007).
10.53*	Amendment, dated as of December 15, 2008, to Employment Agreement between Michael Griffith and Activision Publishing, Inc.
10.54*
Stock Option Agreement, dated June 15, 2005 and amended and restated as of July 9, 2008, between Michael Griffith and the Company (incorporated by reference to Exhibit 10.21 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.55*
Restricted Stock Agreement, dated June 15, 2005 and amended and restated as of July 9, 2008, between Michael Griffith and the Company (incorporated by reference to Exhibit 10.22 of the Company's Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number	Exhibit
10.56*	Notice of Share Option Award to Michael J. Griffith, dated as of July 11, 2008 (incorporated by reference to Exhibit 10.24 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.57*
Notice of Restricted Share Unit Award to Michael J. Griffith, dated as of July 11, 2008 (incorporated by reference to Exhibit 10.25 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.58*
Employment Agreement, dated September 9, 2005, between Thomas Tippl and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.59*	Amendment, dated as of December 15, 2008, to Employment Agreement between Thomas Tippl and Activision Publishing, Inc.
10.60*	Stock Option Agreement, dated October 3, 2005, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.61*
Addendum to Stock Option Agreement, dated as of June 1, 2006, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.62*	Restricted Stock Agreement, dated October 3, 2005, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.63*
Employment Agreement, dated September 18, 2006, between Brian Hodous and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended December 31, 2006).
10.64*	Letter Agreement, dated September 6, 2006, between Brian Hodous and the Company (incorporated by reference to Exhibit 10.44 of the Company's Form 10-K for the year ended March 31, 2007).
10.65*	Amendment, dated as of December 15, 2008, to Employment Agreement between Brian Hodous and Activision Publishing, Inc.
10.66*	Notice of Share Option Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended March 31, 2007).
10.67*	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.46 of the Company's Form 10-K for the year ended March 31, 2007).
10.68*	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.47 of the Company's Form 10-K for the year ended March 31, 2007).
10.69*
Employment Agreement, dated September 11, 2007, between George Rose and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.70*	Amendment, dated as of December 15, 2008, to Employment Agreement between George Rose and Activision Publishing, Inc.

Exhibit Number	Exhibit
10.71*	Notice of Share Option Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.72*	Notice of Restricted Share Unit Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.73*
Employment Agreement, dated September 12, 2007, between Ann Weiser and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.74*	Amendment, dated as of December 15, 2008, to Employment Agreement between Ann Weiser and Activision Publishing, Inc.
10.75*	Notice of Share Option Award to Ann Weiser, dated September 28, 2007 (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.76*	Notice of Restricted Share Unit Award to Ann Weiser, dated September 28, 2007 (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.77*
Amended and Restated Employment Agreement, dated as of December 1, 2007, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed December 6, 2007).
10.78*
Amendment No. 1, dated as of July 7, 2008, to the Employment Agreement between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.79*	Replacement Bonus Agreement, dated as of December 1, 2007, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K, filed December 6, 2007).
10.80*	Stock Option Agreement, dated May 22, 2000, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2000).
10.81*	Notice of Stock Option Award to Robert A. Kotick, dated December 5, 2007 (incorporated by reference to Exhibit 10.71 of the Company's Form 10-K for the year ended March 31, 2008).
10.82*	Notice of Performance Share Award to Robert A. Kotick, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.83*	Notice of Restricted Share Unit Award to Robert A. Kotick, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.84*
Amended and Restated Employment Agreement, dated as of December 1, 2007, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, filed December 6, 2007).

Exhibit Number	Exhibit
10.85*	Replacement Bonus Agreement, dated as of December 1, 2007, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K, filed December 6, 2007).
10.86*	Stock Option Agreement, dated May 22, 2000, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2000).
10.87*	Notice of Restricted Share Unit Award to Brian G. Kelly, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.88*
Employment Agreement, dated as of July 8, 2008, between Ronald Doornink and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.89*	Amendment, dated as of December 15, 2008, to Employment Agreement between Ronald Doornink and the Company.
10.90*	Notice of Share Option Award to Ronald Doornink, dated as of July 11, 2008 (incorporated by reference to Exhibit 10.26 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.91*	Notice of Restricted Share Unit Award to Ronald Doornink, dated as of July 11, 2008 (incorporated by reference to Exhibit 10.27 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.92*
Employment Agreement, dated as of December 1, 2007, between Michael Morhaime and Vivendi Games, Inc. (incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.93*
Assignment and Assumption of Morhaime Employment Agreement, dated as of July 9, 2008, between Vivendi Games. Inc. and the Company (incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.94*	Amendment, dated as of December 15, 2008, to Employment Agreement between Michael Morhaime and the Company.
10.95*	Notice of Share Option Award to Michael Morhaime, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.96*
Employment Agreement, dated as of December 1, 2007, between Bruce L. Hack and Vivendi Holding I Corp. (incorporated by reference to Exhibit 10.28 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.97*
Assignment and Assumption of Hack Employment Agreement, dated as of July 9, 2008, between Vivendi Holding I Corp. and the Company (incorporated by reference to Exhibit 10.29 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.98*	Amendment, dated as of December 15, 2008, to Employment Agreement between Bruce Hack and the Company.
10.99*	Notice of Share Option Award to Bruce L. Hack, dated as of July 14, 2008 (incorporated by reference to Exhibit 10.30 of the Company's Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number	Exhibit
10.100*	Employment Agreement, dated July 16, 2008, between Jean-François Grollemund and the Company (incorporated by reference to Exhibit 10.31 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.101*	Amendment, dated as of December 15, 2008, to Employment Agreement between Jean-François Grollemund and the Company.
10.102*
Notice of Restricted Share Unit Award to Jean-François Grollemund, dated as of July 21, 2008 (incorporated by reference to Exhibit 10.32 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.103
Investor Agreement, dated as of July 9, 2008, among the Company, Vivendi S.A., VGAC LLC, and Vivendi Games, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed July 15, 2008).
10.104*	Letter Agreement, dated July 16, 2008, between Vivendi S.A. and the Company.
10.105
Tax Sharing Agreement, dated as of July 9, 2008, among the Company, Vivendi Holding I Corp., Vivendi Games, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed July 15, 2008).
10.106	Credit Agreement, dated as of April 29, 2008, between the Company and Vivendi S.A. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed April 30, 2008).
10.107
Amendment, dated as of July 8, 2008, to the Credit Agreement between the Company and Vivendi S.A. (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.108*	Description of the Non-Employee Director Compensation Program adopted on July 17, 2008 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.109
Voting and Lock-Up Agreement, dated as of December 1, 2007, among the Company, Vivendi S.A. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed December 6, 2007).
10.110
Voting and Lock-Up Agreement, dated as of December 1, 2007, among the Company, Vivendi S.A. and Brian G. Kelly (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed December 6, 2007).
21.1	Subsidiaries of Activision.
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
23.2	Consent of Independent Auditors (Ernst & Young LLP).
31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
32.2	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Corporate Governance Term Sheet adopted in connection with the settlement of In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx); In re Activision Shareholder Derivative Litigation, L.A.S.C. Case No. SC090343, as approved by the Company's Board of Directors on July 28, 2008 and amended by the Board on October 30, 2008.

*
Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.