Form 10-Q
period 2009-03-31
Activision Blizzard, Inc.
filed 2009-05-08
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding at May 1, 2009 was 1,286,763,247.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

On July 9, 2008, a business combination by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc., a wholly-owned subsidiary of VGAC LLC, was consummated.  As a result of the consummation of the business combination, Activision, Inc. was renamed Activision Blizzard, Inc.  For accounting purposes, the business combination is treated as a “reverse acquisition,” with Vivendi Games, Inc. deemed to be the acquirer.  The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games, Inc. (see Note 1 of Condensed Consolidated Financial Statements for more details).

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “outlook,” “plan,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “to be,” “upcoming,” “will,” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only at the date on which this Form 10-Q was first filed, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. Risks and uncertainties that may affect our future results include, but are not limited to sales levels of our titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, the seasonal and cyclical nature of the interactive game market, any difficulties experienced during the transition of World of Warcraft in China from the current licensee to NetEase, our ability to predict consumer preferences among competing hardware platforms (including next-generation hardware), declines in software pricing, product returns and price protection, product delays, retail acceptance of our products, adoption rate and availability of new hardware and related software, industry competition, rapid changes in technology and industry standards, protection of proprietary rights, litigation against us, maintenance of relationships with key personnel, customers, licensees, licensors, vendors and third-party developers, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates, integration of recent acquisitions and the identification of suitable future acquisition opportunities, our success in completing the integration of the operations of Activision and Vivendi Games in a timely manner, or at all, and the combined company’s ability to realize the anticipated benefits and synergies of the transaction to the extent, or in the timeframe, anticipated, and the other factors identified in “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and  in our Annual Report on Form 10-K for the year ended December 31, 2008.  The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements.  Forward-looking statements believed to be true when made may ultimately prove to be incorrect.  These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At March 31, 2009	At December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,988	$2,958
Short-term investments	42	44
Accounts receivable, net of allowances of $224 million and $268 million at March 31, 2009 and December 31, 2008, respectively	185	1,210
Inventories	230	262
Software development	245	235
Intellectual property licenses	35	35
Deferred income taxes, net	571	536
Intangible assets, net	4	14
Other current assets	210	201
Total current assets	4,510	5,495

Long-term investments	79	78
Software development	6	1
Intellectual property licenses	5	5
Property and equipment, net	138	149
Other assets	23	30
Intangible assets, net	1,244	1,283
Trade names	433	433
Goodwill	7,213	7,227
Total assets	$13,651	$14,701

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$163	$555
Deferred revenues	647	923
Accrued expenses and other liabilities	504	842
Total current liabilities	1,314	2,320
Deferred income taxes, net	708	615
Other liabilities	181	239
Total liabilities	2,203	3,174

Commitments and contingencies (Note 15)

Shareholders’ equity:
Common stock, $.000001 par value, 2,400,000,000 shares authorized, 1,331,364,196 and 1,325,206,032 shares issued at March 31, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	12,218	12,170
Less: Treasury stock, at cost, 44,845,025 and 12,967,265 at March 31, 2009 and December 31, 2008, respectively	(439)	(126)
Accumulated deficit	(285)	(474)
Accumulated other comprehensive loss	(46)	(43)
Total shareholders’ equity	11,448	11,527
Total liabilities and shareholders’ equity	$13,651	$14,701

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the three months ended March 31,
	2009	2008

Net revenues
Product sales	$690	$61
Subscription, licensing, and other revenues	291	264
Total net revenues	981	325

Costs and expenses
Cost of sales — product costs	296	35
Cost of sales — software royalties and amortization	72	21
Cost of sales — intellectual property licenses	64	2
Cost of sales — massively multi-player online role-playing game (“MMORPG”)	52	49
Product development	117	104
Sales and marketing	83	27
General and administrative	103	24
Restructuring	15	—
Total costs and expenses	802	262

Operating income	179	63

Investment income, net	10	2

Income before income tax expense	189	65

Income tax expense	—	22

Net income	$189	$43

Earnings per common share, basic and diluted	$0.14	$0.07

Weighted-average shares outstanding
Basic	1,308	591
Diluted	1,359	591

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in millions)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$189	$43
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	56	21
Depreciation and amortization	69	16
Unrealized gain on auction rate securities classified as trading securities	(3)	—
Unrealized loss on put option from UBS	3	—
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	68	22
Stock-based compensation expense (2)	30	8
Excess tax benefits from stock option exercises	(17)	—
Changes in operating assets and liabilities:
Accounts receivable	1,026	72
Inventories	32	2
Software development and intellectual property licenses	(75)	(19)
Other assets	(5)	(6)
Deferred revenues	(276)	5
Accounts payable	(392)	(18)
Accrued expenses and other liabilities	(378)	(50)
Net cash provided by operating activities	327	96

Cash flows from investing activities:
Capital expenditures	(10)	(6)
Proceeds from sale of investments	2	—
Proceeds from maturities of investments	1	—
Cash payments to effect acquisitions, net of cash acquired	—	(4)
Decrease in restricted cash	—	2
Net cash used in investing activities	(7)	(8)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	7	—
Repurchase of common stock	(313)	—
Excess tax benefits from stock option exercises	17	—
Net cash transfers to Vivendi and affiliated companies	—	(107)
Net cash used in financing activities	(289)	(107)

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	4

Net increase (decrease) in cash and cash equivalents	30	(15)

Cash and cash equivalents at beginning of period	2,958	62

Cash and cash equivalents at end of period	$2,988	$47

(1)   Excludes deferral and amortization of stock-based compensation expense.

(2)   Includes the net effects of capitalization, deferral, and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months ended March 31, 2009

(Unaudited)

(Amounts in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance at December 31, 2008	1,325	$—	$12,170	(13)	$(126)	$(474)	$(43)	$11,527

Components of comprehensive income:
Net income	—	—	—	—	—	189	—	189
Change in unrealized depreciation on investments, net of taxes	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(2)
Total comprehensive income								186
Issuance of common stock pursuant to employee stock options and restricted stock rights	6	—	7	—	—	—	—	7
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	39	—	—	—	—	39
Issuance of contingent consideration	—	—	2	—	—	—	—	2
Shares repurchased	—	—	—	(32)	(313)	—	—	(313)

Balance at March 31, 2009	1,331	$—	$12,218	(45)	$(439)	$(285)	$(46)	$11,448

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Background and basis of presentation

Business

Activision Blizzard, Inc. and subsidiaries (“Activision Blizzard,” “we,” “us,” the “Company,” or “our”) is a worldwide pure-play online, personal computer (“PC”), console, and hand-held game publisher. Through Activision Publishing, Inc. (“Activision”), we are a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, hand-held platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment (“Sony”) PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Sony PlayStation Portable (“PSP”) and Nintendo Dual Screen (“NDS”) hand-held devices; the PC; and the new handheld game system Nintendo DSi. Through Blizzard Entertainment, Inc. (“Blizzard”), we are a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game (“MMORPG”) category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net.

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

Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, such as prepaid-cards and other ancillary online revenues); retail sales of physical “boxed” product; electronic download sales of PC products; and licensing of software to third-party companies that distribute World of Warcraft in China, Russia and Taiwan.

Our distribution business consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

We maintain significant operations in the United States, Canada, the United Kingdom (“UK”), Germany, France, Italy, Spain, Australia, Sweden, South Korea, Norway, Denmark, China, and the Netherlands.

Business Combination

On July 9, 2008, a business combination (the “Business Combination”) by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc., a wholly-owned subsidiary of VGAC LLC, was consummated.  As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc.  For accounting purposes, the Business Combination is treated as a “reverse acquisition,” with Vivendi Games, Inc. deemed to be the acquirer.  The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games, Inc. Activision, Inc.’s businesses were included in Activision Blizzard’s financial statements for all periods subsequent to the consummation of the Business Combination only. See Note 1 of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2008 for more details.

Activision Blizzard continues to operate as a public company traded on NASDAQ under the ticker symbol ATVI and now conducts the combined business operations of Activision, Inc. and Vivendi Games including its subsidiary, Blizzard Entertainment.

Basis of Presentation

Activision Blizzard prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain notes or other information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited Consolidated Financial Statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations in accordance with U.S. GAAP have been included.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and operations of Activision Blizzard. All intercompany accounts and transactions have been eliminated. The Condensed Consolidated Financial Statements have been prepared in conformity with U.S. GAAP. The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. Actual results could differ from these estimates and assumptions.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.     Summary of significant accounting policies

Financial Instruments

The estimated fair values of financial instruments have been determined using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are a reasonable approximation of fair value due to their short-term nature. Short-term investments are carried at fair value with fair values estimated based on quoted market prices. Long-term investments, comprised of student loan backed taxable auction rate securities, are carried at fair value with fair values estimated using an income-approach model (discounted cash-flow analysis).

Derivative Financial Instruments

On January 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The adoption of SFAS No. 161 had no financial impact on our Condensed Consolidated Financial Statements and only required additional financial statement disclosures. We have applied the requirements of SFAS No. 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. To mitigate our risk from foreign currency fluctuations we periodically enter into currency derivative contracts, principally swaps and forward contracts with maturities of twelve months or less with Vivendi as our principal counterparty. We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these forward contracts or swaps as hedging instruments pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, we report the fair value of these contracts in our Condensed Consolidated Balance Sheet with changes in fair value recorded in our Condensed Consolidated Statement of Operations.

The effects of derivative instruments on our Condensed Consolidated Financial Statements were as follows (amounts in millions):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet	Fair Value At March 31, 2009	Balance Sheet Location
Foreign currency swaps and forward contracts not designated as hedges	$1	Accrued expenses and other liabilities

Effect of Derivative Instruments on Condensed Consolidated Statement of Operations	Amount of Net Realized and Unrealized Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31, 2009	Income Statement Location
Foreign currency swaps and forward contracts not designed as hedges	$2	Investment income, net

3.     Inventories

Our inventories consist of the following (amounts in millions):

	At March 31, 2009	At December 31, 2008
Finished goods	$220	$251
Purchased parts and components	10	11

	$230	$262

4.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2009 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Total

Balance at December 31, 2008	$7,037	$178	$12	$7,227
Issuance of contingent consideration	2	—	—	2
Purchase accounting adjustment	1	—	—	1
Tax benefit credited to goodwill	(17)	—	—	(17)

Balance at March 31, 2009	$7,023	$178	$12	$7,213

Issuance of contingent consideration consists of additional purchase consideration paid during 2009 in relation to previous acquisitions. The tax benefit credited to goodwill represents the tax deduction resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of Activision, Inc. to the extent that the tax deduction does not exceed the fair value of those options.

5.     Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At March 31, 2009
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired finite-lived intangible assets:
License agreements	3 - 10 years	$207	$(16)	$191
Developed software	1 - 2 years	286	(281)	5
Game engines	2 - 5 years	134	(50)	84
Internally developed franchises	11 - 12 years	1,124	(171)	953
Favorable leases	1 - 4 years	5	(2)	3
Distribution agreements	4 years	17	(6)	11
Other intangibles	0 - 2 years	5	(4)	1
Total finite-lived intangible assets		1,778	(530)	1,248
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	385	—	385
Acquired trade names	Indefinite	48	—	48
Total		$2,211	$(530)	$1,681

	At December 31, 2008
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired finite-lived intangible assets:
License agreements	3 - 10 years	$207	$(12)	$195
Developed software	1 - 2 years	286	(272)	14
Game engines	2 - 5 years	134	(42)	92
Internally developed franchises	11 - 12 years	1,124	(145)	979
Favorable leases	1 - 4 years	5	(1)	4
Distribution agreements	4 years	17	(5)	12
Other intangibles	0 - 2 years	5	(4)	1
Total finite-lived intangible assets		1,778	(481)	1,297
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	385	—	385
Acquired trade names	Indefinite	48	—	48
Total		$2,211	$(481)	$1,730

Amortization expense of intangible assets for the three months ended March 31, 2009 and 2008 was $49 million and $1 million, respectively.

At March 31, 2009, future amortization of finite-lived intangible assets is estimated as follows (amounts in millions):

2009 (remaining nine months)	$251
2010	208
2011	144
2012	120
2013	104
Thereafter	421

Total	$1,248

6.     Income taxes

The tax rate reported for the three months ended March 31, 2009 is based on our projected annual effective tax rate for 2009, and also includes certain discrete tax benefits recorded during the period. Our tax expense of less than a million dollars for the three months ended March 31, 2009 reflects an effective tax rate of 0% which differs from our effective tax rate of 34% for the three months ended March 31, 2008. The effective tax rate of 0% for the three months ended March 31, 2009 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates and certain discrete tax benefits recorded during the period related to the release of valuation allowances on foreign net operating losses and the impact of changes to the state of California tax laws.   The effective rate for the three months ended March 31, 2009 differs from the same period in 2008 primarily due to the discrete tax benefits recorded in the three months ended March 31, 2009 and the foreign income tax rate differential mentioned above.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), we evaluate our deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  SFAS No. 109 requires that companies assess whether a valuation allowance should be established or released based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified. At December 31, 2008, we had a valuation allowance relating to foreign net operating loss carryforwards of $23 million.  The ultimate realization of the net operating losses depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We currently expect to realize these net operating losses through taxable income; therefore, during the first quarter of 2009, we released the valuation allowance against our deferred tax assets.

California Senate Bill No.15 was enacted in February 20, 2009 and contains significant changes to the state of California tax landscape. In accordance with SFAS No. 109, when there is an enacted change in tax laws or rate, we adjust our deferred tax liabilities and assets to reflect the change.   During the first quarter of 2009, we reduced our net deferred tax liabilities and tax provision by $9 million.

We recognize interest and penalties related to uncertain tax positions in the income tax expense.  At March 31, 2009, we had $3 million of accrued interest related to uncertain tax positions.  For the three months ended March 31, 2009, we recorded $1 million of interest expense related to uncertain tax positions.

7.     Software development costs and intellectual property licenses

At March 31, 2009, capitalized software development costs included $187 million of internally developed software costs and $64 million of payments made to third-party software developers. At December 31, 2008, capitalized software development costs included $173 million of internally developed software costs and $63 million of payments made to third-party software developers. Capitalized intellectual property licenses were $40 million at each of March 31, 2009 and December 31, 2008. Amortization of capitalized software development costs and intellectual property licenses for the three months ended March 31, 2009 and 2008 was $72 million and $1 million, respectively. Write-offs and impairments was less than a million dollars and $21 million for the three months ended March 31, 2009 and 2008, respectively.

8.     Restructuring

The Company has been implementing its organizational restructuring plan as a result of the Business Combination described in Note 1 of the Notes to Condensed Consolidated Financial Statements. This organizational restructuring plan includes the integration of different operations to streamline the combined organization of Activision Blizzard.

The primary goals of the organizational restructuring were to rationalize the title portfolio and consolidate certain corporate functions so as to realize the synergies of the Business Combination.

The following table details the changes in restructuring reserves included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets at March 31, 2009 (amounts in millions):

	Severance(1)	Facilities costs(1)	Total
Balance at December 31, 2008	$37	$7	$44
Costs charged to expense	15	—	15
Costs paid or otherwise settled	(11)	(1)	(12)
Foreign exchange and other	(2)	(1)	(3)
Balance at March 31, 2009	$39	$5	$44

(1)          Accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

The total restructuring reserve balance and the net restructuring charges are presented below by reporting segment (amounts in millions):

	Restructuring Reserve Balance		Restructuring Charges
	At	At	Three months ended
	March 31, 2009	December 31, 2008	March 31, 2009

Activision	$5	$—	$7
Blizzard	—	—	—
Distribution	3	—	3
Activision Blizzard’s core operations	8	—	10
Activision Blizzard’s non- core exit operations	36	44	5
Total	$44	$44	$15

The expected restructuring charges to be incurred principally by Activision Blizzard’s non-core exit operations related to the Business Combination during the three months ending June 30, 2009 are presented below (amounts in millions):

	Low	High
Expected future restructuring costs, before tax	$16	$22

Expected future restructuring costs, after tax	9	13

The total expected restructuring charges related to the Business Combination from the Business Combination date through June 30, 2009 are presented below (amounts in millions):

	Low	High
Total expected restructuring costs, before tax	$124	$130

Total expected restructuring costs, after tax	74	78

The after tax cash charges are expected to consist primarily of employee-related severance cash costs (approximately $55 million), facility exit cash costs (approximately $5 million) and cash contract terminations costs (approximately $18 million). Separately, through March 31, 2009 these restructuring charges were partially offset by cash proceeds of approximately $33 million from asset disposals and after tax cash benefits related to the streamlining of the Vivendi Games title portfolio.

9.     Comprehensive income and accumulated other comprehensive loss

Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2009 and 2008 were as follows (amounts in millions):

	Three months ended March 31,
	2009	2008

Net income	$189	$43

Other comprehensive income (loss):
Foreign currency translation adjustment	(2)	3
Change in unrealized depreciation on investments, net of taxes	(1)	—

Other comprehensive income (loss)	(3)	3

Comprehensive income	$186	$46

Accumulated Other Comprehensive Loss

For the three months ended March 31, 2009 the components of accumulated other comprehensive loss were as follows (amounts in millions):

	Foreign currency translation adjustment	Unrealized depreciation on investments	Accumulated other comprehensive loss

Balance at December 31, 2008	$(41)	$(2)	$(43)
Other comprehensive loss	(2)	(1)	(3)

Balance at March 31, 2009	$(43)	$(3)	$(46)

Other comprehensive loss is presented net of tax benefits related to the change in unrealized depreciation on our investments for the three months ended March 31, 2009.  Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

10.  Investment income, net

Investment income, net is comprised of the following (amounts in millions):

	Three months ended March 31,
	2009	2008
Interest income	$9	$3
Interest expense	(1)	—
Unrealized gain on trading securities	3	—
Unrealized loss on put option from UBS	(3)	—
Net realized and unrealized gain (loss) on foreign exchange contracts	2	(1)

Investment income, net	$10	$2

11.  Fair value measurements

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

The tables below segregate all assets and liabilities that are measured at fair value on a recurring basis (which means they are so measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at Reporting Date Using
	At March 31, 2009	Quoted Prices in Active Markets for Identical Financial Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial assets:
Money market funds	$2,866	$2,866	$—	$—	Cash and cash equivalents
Mortgage backed securities	5	—	5	—	Short-term investments
Auction rate securities	79	—	—	79	Long-term investments
Put option from UBS	7	—	—	7	Other assets—non-current
Total financial assets at fair value	$2,957	$2,866	$5	$86

Financial liabilities:
Foreign exchange contract derivatives	$1	$—	$1	$—	Other liabilities—current
Other financial liability	31	—	—	31	Other liabilities—non-current
Total financial liabilities at fair value	$32	$—	$1	$31

	At December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Financial assets:
Money market funds	$2,609	$2,609	$—	$—	Cash and cash equivalents
Mortgage backed securities	7	—	7	—	Short-term investments
Auction rate securities	78	—	—	78	Long-term investments
Put option from UBS	10	—	—	10	Other assets—non-current
Foreign exchange contract derivatives	5	—	5	—	Other assets—current
Total financial assets at fair value	$2,709	$2,609	$12	$88

Financial liabilities:
Foreign exchange contract derivatives	$2	$—	$2	$—	Other liabilities—current
Other financial liability	31	—	—	31	Other liabilities—non-current
Total financial liabilities at fair value	$33	$—	$2	$31

Other financial liability represents the earn-out liability from a previous acquisition. The earn-out liability was recorded at fair value at the date of the Business Combination as it will be settled by a variable number of shares of our common stock based on the average closing price for the five business days immediately preceding issuance of the shares. When estimating the fair value, we considered our projection of revenues from the related titles under the earn-out provisions. For the three months ended March 31, 2009, there was no change in our fair value estimate of this financial liability.

The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 (amounts in millions):

Level 3
Balance at December 31, 2008, net	$57
Total losses realized/unrealized included in earnings (a) (b)	(1)
Total losses included in other comprehensive income (a)	(1)
Balance at March 31, 2009, net	$55

 (a) Due to uncertainties surrounding the timing of liquidation of our auction rate securities, we classify these instruments as long-term investments in our Condensed Consolidated Balance Sheet at March 31, 2009. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. On an industry-wide basis, many auctions have failed, and there is, as yet, no meaningful secondary market for these instruments. Each of the auction rate securities in our investment portfolio at March 31, 2009 has experienced a failed auction and there is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.

Consequently, fair value measurements have been estimated using an income-approach model (discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. See Notes 3 and 6 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding our auction rate securities.

(b) Put option from UBS represents an offer from UBS AG (“UBS”) providing us with the right to require UBS to purchase our auction rate securities held through UBS at par value (see Note 3 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008 for more details). To value the put option, we considered a number of factors including its intrinsic value, interest rates, the maturity of the option, and our assessment of the credit quality of UBS.

12.  Operating segments and geographic regions

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

Currently, we operate under four operating segments: (i) Activision Publishing—publishes interactive entertainment software and peripherals, which includes businesses operated by Activision, Inc. prior to the Business Combination and certain studios, assets, and titles previously included in Vivendi Games’ Sierra Entertainment operating segment prior to the Business Combination (“Activision”), (ii) Blizzard Entertainment, Inc. and its subsidiaries—publishes traditional games and online subscription-based games in the MMORPG category (“Blizzard”), (iii) Activision Blizzard Distribution—distributes of interactive entertainment software and hardware products (“Distribution”) (these three operating segments form Activision Blizzard’s core operations) and (iv) Activision Blizzard’s non-core exit operations (“Non-Core”). Activision Blizzard’s non-core exit operations represent legacy Vivendi Games’ divisions or business units that we have exited or are winding down as part of our restructuring and integration efforts as a result of the Business Combination, but do not meet the criteria for separate reporting of discontinued operations. In accordance with the provisions of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) all prior period segment information has been restated to conform to this new segment presentation.

The consummation of the Business Combination resulted in net revenues and segment income (loss) from the businesses operated by Activision, Inc. prior to the Business Combination being included for the quarter ended March 31, 2009, but not for the same period in 2008. Also, the Activision operating segment includes Vivendi Games titles retained after the Business Combination.

The CODM reviews segment performance exclusive of the impact of the deferred net revenues and related cost of sales, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, and integration and transaction costs. Information on the operating segments and reconciliations of total net revenues and total segment income (loss) from operations to consolidated net revenues and operating income (loss) for the three months ended March 31, 2009 and 2008 are presented below (amounts in millions):

	Three months ended March 31,
	2009	2008	2009	2008
	Net revenues		Segment income (loss) from operations
Activision	$348	$38	$(27)	$(19)
Blizzard	291	280	143	154
Distribution	85	—	3	—
Activision Blizzard’s core operations	724	318	119	135
Activision Blizzard’s non-core exit operations	1	5	(4)	(65)
Operating segments total	725	323	115	70

Reconciliation to consolidated net revenues / operating income (loss):
Net effect from deferral of net revenues and related cost of sales	256	2	167	2
Stock-based compensation expense	—	—	(28)	(8)
Restructuring expense	—	—	(15)	—
Amortization of intangible assets and purchase price accounting related adjustments	—	—	(46)	(1)
Integration and transaction costs	—	—	(14)	—
Consolidated net revenues / operating income	$981	$325	$179	$63

Geographic information for the three months ended March 31, 2009 and 2008 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended March 31,
	2009	2008
Net revenues by geographic region
North America	$524	$139
Europe	307	136
Asia Pacific	64	45
Total geographic region net revenues	895	320
Distribution net revenues	85	—
Activision Blizzard’s non-core exit operations	1	5
Total consolidated net revenues	$981	$325

Net revenues by platform were as follows (amounts in millions):

	Three months ended March 31,
	2009	2008
MMORPG	$314	$275
Console	503	22
Hand-held	32	11
PC and other	46	12

Total platform net revenues	895	320

Distribution	85	—

Activision Blizzard’s non-core exit operations	1	5

Total consolidated net revenues	$981	$325

We did not have a single external customer that accounted for 10% or more of consolidated net revenues for the three month periods ended March 31, 2009 and 2008.

13.  Computation of earnings per share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three months ended March 31,
	2009	2008

Numerator:
Consolidated net income	$189	$43
Net income allocated to unvested share-based awards in accordance with FSP EITF 03-6-1	(1)	—
Numerator for basic and diluted earnings per common share - income available to common shareholders	$188	$43

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,308	591

Effect of potential dilutive common shares under treasury stock method:
Employee stock options	51	—
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,359	591

Basic earnings per common share	$0.14	$0.07

Diluted earnings per common share	$0.14	$0.07

On January 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-06-1”). Under FSP EITF 03-06-1, unvested share-based awards which include the right to receive nonforfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Companies that issue share-based awards considered to be participating securities under FSP EITF 03-06-1 are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. FSP EITF 03-06-1 requires retrospective application to all prior-period earnings per share data presented.  Our unvested restricted stock rights (including restricted stock units, restricted stock awards, and performance shares) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the share-based payment award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted net earnings per common share. For the three months ended March 31, 2009, we had outstanding unvested restricted stock rights with respect to 10 million shares of common stock on a weighted-average basis. The adoption did not change the calculated basic or diluted earnings per common share amounts for the three months ended March 31, 2009 or 2008.

On July 9, 2008, Vivendi obtained control of Activision, Inc. through acquisition of the majority of the outstanding common stock of Activision, Inc. For accounting purposes, Vivendi Games is deemed to be the acquirer (reverse acquisition — see Note 1 of the Notes to Condensed Consolidated Financial Statements). The historical financial statements prior to July 9, 2008, are those of Vivendi Games. Further, earnings per common share for periods prior to the Business Combination are retrospectively adjusted to reflect the number of split adjusted shares received by Vivendi, former parent of Vivendi Games.

Potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive. Therefore, stock-based awards consisting of stock options with respect to 23 million shares of common stock for the three months ended March 31, 2009 were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

14.  Capital transactions

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

Under the repurchase program, we repurchased 32 million shares of our common stock for $313 million during the three months ended March 31, 2009. At March 31, 2009, we had $561 million available for utilization under the repurchase program.

15.  Commitments and contingencies

We did not have any significant changes to our commitments since December 31, 2008.  See Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2008 for more information regarding our commitments.

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

After various initial motions were filed and ruled upon, on May 8, 2008, the plaintiff filed an amended complaint that, among other things, added allegations relating to a revised preliminary proxy statement filed by the Company on April 30, 2008. Additional motions were then filed, including a motion for preliminary injunction filed by the plaintiff and a motion to dismiss filed by Vivendi and its subsidiaries. On June 14, 2008, the plaintiff filed a motion for leave to file a second amended complaint. On June 30, 2008, the court granted Vivendi and its subsidiaries’ motion to dismiss, pursuant to a stipulation with the plaintiff, and on July 1, 2008, denied the plaintiff’s motion for preliminary injunction.

On December 23, 2008, the plaintiff filed an amended motion for leave to file a second amended complaint. The court granted the motion on January 14, 2009 and the second amended complaint was deemed filed on the same date. The second amended complaint asserts claims similar to the ones made in the original complaint, challenging Activision’s Board of Directors’ actions in connection with the negotiation and approval of the Business Combination, as well as disclosures made to our shareholders and certain amendments made to our certificate of incorporation in connection therewith. In addition, the second amended complaint asserts that Activision’s Board of Directors breached its fiduciary duties in approving and recommending those amendments to the certificate of incorporation. Among other things, the plaintiff seeks certification of the action as a class action, a declaration that amendments made to the certificate of incorporation are invalid and unenforceable, a declaration that our directors breached their fiduciary duties, rescission of the Business Combination and related transactions, and damages, interest, fees and costs.

On February 13, 2009, the Company filed its opening brief in support of its motion to dismiss all claims in the complaint. The plaintiff filed its opposition on April 7, 2009 and the Company filed its reply on May 5, 2009. No hearing date has yet been set on the motion to dismiss. The Company intends to continue to defend itself vigorously.

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

16.  Stock-based compensation

Restricted Stock Rights

The following table summarizes our restricted stock rights (including restricted stock units, restricted stock, and performance shares) activity for the three months ended March 31, 2009 (amounts in thousands, except per share amount):

	Restricted Stock Rights	Weighted- Average Grant Date Fair Value
Balance at December 31, 2008	10,267	$14.52
Granted	23	9.96
Vested	(109)	9.48
Forfeited	(4)	17.51
Balance at March 31, 2009	10,177	13.21

At March 31, 2009, $66 million of total unrecognized compensation cost related to Activision Blizzard restricted stock rights is expected to be recognized over a weighted-average period of 1.96 years.

Stock Option Activities

Stock option activities for the three months ended March 31, 2009 are as follows (amounts in millions, except number of shares in thousands and per share amounts):

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2008	97,841	$6.53
Granted	69	9.96
Exercised	(5,961)	1.38
Forfeited	(108)	8.21
Outstanding at March 31, 2009	91,841	6.87	5.88	$396

Vested and expected to vest at March 31, 2009	87,077	$6.61	5.25	$391
Exercisable at March 31, 2009	53,122	4.35	4.28	335

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changed based on the fair market value of our stock. Total intrinsic value of options actually exercised was $52 million for the three months ended March 31, 2009.

At March 31, 2009, $88 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

Net cash proceeds from the exercise of stock options were $7 million for the three months ended March 31, 2009. Income tax benefit from stock option exercises was $17 million for the three months ended March 31, 2009. In accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Blizzard Equity Plan (“BEP”)

In 2006, Blizzard implemented the BEP, an equity incentive plan denominated in U.S. dollars. Under the BEP, restricted shares of Blizzard stock and other cash settled awards were granted to certain key executives and employees of Blizzard.

At March 31, 2009, unrecognized compensation expense under the BEP was $14 million which will be recognized over the following nine months. At March 31, 2009, accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet included $74 million related to this plan.

Vivendi Corporate Plan

Prior to the Business Combination, Vivendi Games had equity incentive plans that were equity-settled and cash-settled. Equity-settled awards include stock options and restricted share plans from Vivendi, and the cash-settled award includes stock appreciation rights and restricted stock units from Vivendi. There were no new grants from Vivendi during the three months ended March 31, 2009.  During the three month period ended March 31, 2009 there were no material changes to the components of equity-settled and cash-settled instruments. At March 31, 2009, we have recorded in the Condensed Consolidated Balance Sheet other liabilities of $7 million relating to the Vivendi Corporate Plan.

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

We have estimated the expected future changes in model inputs during the option’s contractual term. The inputs required by our binomial-lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee rank-specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee rank-specific estimates of Expected Time-To-Exercise (“ETTE”) were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period and then using those probabilities to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data. The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2009 was $4.92 per share, using the binomial-lattice model with the following weighted-average assumptions:

Employee and director options and warrants for three months ended March 31, 2009
Expected life (in years)	6.20
Risk free interest rate	3.15%
Volatility	53.79%
Dividend yield	—
Weighted-average fair value at grant date	$4.92

To estimate volatility for the binomial-lattice model, we use methods or capabilities that are discussed in SFAS No. 123R and Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). These methods include the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard’s stock) during the option’s contractual term to estimate long-term volatility and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility. Based on these methods, for options granted during the three months ended March 31, 2009, the expected stock price volatility ranged from 53.60% to 56.00%, with a weighted-average volatility of 53.79%.

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

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is an output from the binomial-lattice model. The expected life of employee stock options depends on all of the underlying assumptions and calibration of our model. A binomial-lattice model can be viewed as assuming that employees will exercise their options when the stock price equals or exceeds an exercise boundary. The exercise boundary is not constant, but continually declines as one approaches the option’s expiration date. The exact placement of the exercise boundary depends on all of the model inputs as well as the measures that are used to calibrate the model to estimated measures of employees’ exercise and termination behavior.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Accuracy of Fair Value Estimates

We developed the assumptions used in the binomial-lattice model, including model inputs and measures of employees’ exercise and post-vesting termination behavior. Our ability to accurately estimate the fair value of share-based payment awards at the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs as long as ten years into the future. These inputs include, but are not limited to, expected stock price volatility, risk-free rate, dividend yield, and employee termination rates. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R and SAB No. 107 using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer and a willing seller. Unfortunately, it is difficult to determine if this is the case, because markets do not currently exist that permit the active trading of employee stock option and other share-based instruments.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock rights, the BEP, and the Vivendi Corporate Plan included in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009, and 2008 (amounts in millions):

	Three months ended March 31,
	2009	2008
Cost of sales—software royalties and amortization	$5	$1
Product development	9	18
Sales and marketing	3	1
General and administrative	11	(12)
Restructuring	2	—
Stock-based compensation expense before income taxes	30	8
Income tax benefit	(12)	(3)
Total stock-based compensation expense, net of income tax benefit	$18	$5

As a result of the reverse acquisition accounting treatment for the Business Combination, previously issued Activision, Inc. stock options and restricted stock awards granted to employees and directors, and Activision, Inc. warrants outstanding and unvested at the date of the Business Combination, were accounted for as an exchange of awards. The fair value of the outstanding vested and unvested awards was measured on the date of the acquisition, and for unvested awards which required service subsequent to the date of the Business Combination, a portion of the awards’ fair values was allocated to future service and will be recognized over the remaining future requisite service period. As a result of this fair value measurement of stock-based payment awards on the date of the acquisition, we estimate that we incurred an additional $9 million of stock-based compensation expense for the quarter ended March 31, 2009.

Stock option expenses are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” as discussed in Note 3 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The following table summarizes stock-based compensation included in our Consolidated Balance Sheets as a component of software development (amounts in millions):

Software development
Balance at December 31, 2008	$36
Stock-based compensation expense capitalized during period	12
Amortization of capitalized stock-based compensation expense	(5)
Balance at March 31, 2009	$43

17.  Related parties transactions

Treasury

Our foreign currency risk policy seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The notional amounts of outstanding forward foreign exchange contracts and foreign exchange swaps were less than a million dollars and $227 million, respectively, at March 31, 2009. The notional amounts of outstanding forward foreign exchange contracts and foreign exchange swaps were $126 million and $118 million, respectively, at December 31, 2008. A pre-tax net unrealized gain of $2 million and a pre-tax net unrealized loss of $1 million for the three months ended March 31, 2009 and 2008, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the Condensed Consolidated Statements of Operations.

Others

Activision Blizzard has entered into various transactions and agreements, including treasury management services, investor agreement, internal group reporting services, credit facilities arrangement and music royalty agreements with Vivendi and its subsidiaries and affiliates. None of these services, transactions and agreements with Vivendi and its subsidiaries and affiliates is material either individually or in the aggregate to the Condensed Consolidated Financial Statements as a whole.

18.  Recently issued accounting pronouncements

On April 9, 2009, the FASB issued the following three Final Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements.

The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009.  The adoption of these standards is not expected to have a material impact on our results of operations or financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a worldwide pure-play online, personal computer (“PC”), console and hand-held game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” or “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our organizational structure, we operate four operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, hand-held platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment (“Sony”) PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Sony PlayStation Portable (“PSP”) and Nintendo Dual Screen (“NDS”) hand-held devices; the PC; and the new handheld game system Nintendo DSi. Our Activision business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. Activision’s products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision’s target customer base ranges from casual players to game enthusiasts, and children to adults.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game (“MMORPG”) category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft, which is played by more than 11.5 million subscribers worldwide, and the multiple award winning Diablo, StarCraft, and Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, such as prepaid-cards and other ancillary online revenues); retail sales of physical “boxed” products; electronic download sales of PC products; and licensing of software to third-party companies that distribute World of Warcraft in China, Russia, and Taiwan. Blizzard is currently developing new games, including sequels to the StarCraft and Diablo franchises.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Activision Blizzard’s non-core exit operations

Activision Blizzard’s non-core exit operations (“Non-Core”) represent legacy Vivendi Games’ divisions or business units that we have exited or are winding down as part of our restructuring and integration efforts as a result of the Business Combination, but do not meet the criteria for separate reporting of discontinued operations. On July 9, 2008, a business combination by and among

Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc., a wholly-owned subsidiary of VGAC LLC, was consummated.  As a result of the consummation of the business combination, Activision, Inc. was renamed Activision Blizzard, Inc.  For accounting purposes, the business combination is treated as a “reverse acquisition,” with Vivendi Games, Inc. deemed to be the acquirer.  The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games, Inc. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of the Business Combination.

Management’s Overview of Business Trends

Business Highlights

In the U.S. and Europe, for the first quarter of 2009, Activision Blizzard had two of the top-five best-selling titles across all platforms: Guitar Hero World Tour and Call of Duty: World at War; additionally, Call of Duty and Guitar Hero remained two of the top-five best-selling franchises in the U.S. and Europe according to The NPD Group, Charttrack and Gfk.

Other business highlights for the first quarter of 2009 are as follows:

•                  Guitar Hero World Tour was the #1 best-selling third-party title in the U.S. across all platforms in dollars, according to The NPD Group.

•                  In the U.S. and Europe, Guitar Hero World Tour was the #1 best-selling third-party title in dollars for the Wii and the only third-party game to rank as a top-five best seller for the platform, according to The NPD Group, Charttrack and Gfk.

•                  World of Warcraft: Wrath of the Lich King remained the #1 PC game in dollars in the U.S. for the quarter, according to The NPD Group.

•                  Activision Blizzard had three of the top-10 best-selling PC titles in dollars in the U.S., according to The NPD Group.

•                  For the quarter, European revenues for the Guitar Hero franchise grew 84% year over year, according to Charttrack and Gfk.

Activision 2009 Scheduled Releases

During 2009, Activision expects to continue to build its success in releasing games based on proven franchises such as Call of Duty, Guitar Hero, Transformers, X-Men, Marvel, Tony Hawk, Wolfenstein, and Ice Age. Games released during the quarter ended March 31, 2009 included Guitar Hero: Metallica for the Xbox 360, PS3, and Wii in North America; Monsters vs. Aliens worldwide on multiple platforms; and the first map pack for Call of Duty: World at War. The more notable games, among other titles, scheduled for release during the remainder of 2009 include: X-Men Origins: Wolverine; Guitar Hero: Smash Hits; Transformers: Revenge of the Fallen; Ice Age: Dawn of the Dinosaurs; Prototype, a new third-person action game; a new Wolfenstein game; the second map pack for Call of Duty: World at War; Marvel Ultimate Alliance 2; our new wholly owned first-person action game called Singularity; a new game based on the Tony Hawk franchise; a new anticipated racing game titled Blur developed by Bizarre Creations; DJ Hero; Guitar Hero 5; Band Hero; Call of Duty: Modern Warfare 2; and a new game based on the breakout hit toy and popular action animated TV series, Bakugan.

Economic Conditions

We continue to monitor the adverse economic conditions which may have unfavorable impacts on our businesses, such as deterioration of consumer demand, pressure on prices of our products, credit quality of our receivables, and foreign currency exchange rates.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•                  Revenue Recognition

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Accounting for Income Taxes

•                  Fair Value Estimates

•                  Business Combinations

•                  Goodwill and Intangible Assets — Impairment Assessments

•                  Stock-Based Compensation

During the three months ended March 31, 2009, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Consolidated Statements of Operations Data

Special Note—The consummation of the Business Combination has resulted in financial information of the businesses operated by Activision, Inc. prior to the Business Combination being included from the date of the Business Combination (i.e. from July 9, 2008 onwards), but not for prior periods.

The following table sets forth Consolidated Statements of Operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended March 31,
	2009		2008

Net revenues:

Product sales	$690	70%	$61	19%
Subscription, licensing, and other revenues	291	30	264	81
Total net revenues	981	100	325	100

Costs and expenses:
Cost of sales — product costs	296	30	35	11
Cost of sales — software royalties and amortization	72	7	21	7
Cost of sales — intellectual property licenses	64	7	2	1
Cost of sales — MMORPG	52	5	49	14
Product development	117	12	104	32
Sales and marketing	83	8	27	8
General and administrative	103	11	24	8
Restructuring costs	15	2	—	—

Total costs and expenses	802	82	262	81

Operating income	179	18	63	19

Investment income, net	10	1	2	1

Income before income tax expense	189	19	65	20

Income tax expense	—	—	22	7

Net income	$189	19%	$43	13%

First quarter highlights

Operating Highlights (amounts in millions)

	Three months ended March 31,
			Increase/
	2009	2008	(Decrease)
Net revenues:
Activision	$348	$38	$310
Blizzard	291	280	11
Distribution	85	—	85
Activision Blizzard’s core operations	724	318	406
Activision Blizzard’s non-core exit operations	1	5	(4)

Operating segments total	725	323	$402
Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	256	2
Consolidated net revenues	$981	$325

Segment income (loss) from operations:
Activision	$(27)	$(19)	$(8)
Blizzard	143	154	(11)
Distribution	3	—	3
Activision Blizzard’s core operations	119	135	(16)
Activision Blizzard’s non-core exit operations	(4)	(65)	61

Operating segments total	115	70	$45
Reconciliation to consolidated operating income:
Net effect from deferral of net revenues and related cost of sales	167	2
Stock-based compensation expense	(28)	(8)
Restructuring expense	(15)	—
Amortization of intangible assets and purchase price accounting related adjustments	(46)	(1)
Integration and transaction costs	(14)	—

Consolidated operating income	$179	$63

Net Revenues

For the quarter ended March 31, 2009, net revenues from Activision, Blizzard, and Distribution segments increased compared to the same period in 2008. These increases were principally attributable to the following:

•                  As a result of the Business Combination, net revenues of $330 million from the businesses operated by Activision, Inc. prior to the Business Combination were included in the three months ended March 31, 2009, but not for the same period in 2008;

•                  The catalog sales of Guitar Hero World Tour and Call of Duty: World at War, the new releases of Guitar Hero: Metallica in North America, Monsters vs. Aliens worldwide, and Call of Duty: World at War map pack, and the catalog sales of Call of Duty: Modern Warfare;

•                  Sales of the second expansion pack of World of Warcraft: Wrath of the Lich King, which continues to be the #1 best selling PC title in dollars in the U.S. for the quarter ended March 31, 2009 according to the NPD Group; and

•                  As a result of the Business Combination, Distribution net revenues of $85 million were included in the three months ended March 31, 2009, but not for the same period in 2008.

We estimate that changes in foreign exchange rates had an approximately $87 million unfavorable impact to Activision Blizzard’s consolidated net revenues for the three months ended March 31, 2009 compared to the same period in 2008 as the U.S. dollar strengthened in relation to the British pound, euro, Australian dollar, Korean won, and Swedish krona.

Segment income (loss) from operations

For the quarter ended March 31, 2009, the increase in total operating segment income compared to the same period in 2008 was principally attributable to the decreases in Non-Core segment operating loss due to the wind down of Vivendi Games’ legacy divisions and business. This was partially offset by the following:

•                  As a result of the Business Combination, an operating loss of $35 million from the businesses operated by Activision, Inc. prior to the Business Combination was included in the three months ended March 31, 2009, but not in the same period in 2008.  Activision’s operating loss for the three months ended March 31, 2009 was primarily driven by significant product development investment for its slate of future titles;

•                  A decrease in Blizzard’s operating income due to an increase in investments in customer service and marketing support for World of Warcraft.

Cash Flow Highlights (amounts in millions)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	Increase/ (Decrease)

Cash flows provided by operating activities	$327	$96	$231
Cash flows used in investing activities	(7)	(8)	1
Cash flows used in financing activities	(289)	(107)	(182)

For the three months ended March 31, 2009, the primary drivers of cash flows from operating activities included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers, and intellectual property holders, and to our employees. We made capital expenditures of $10 million during the quarter ended March 31, 2009. Cash flows used in financing activities reflect our repurchase of 32 million shares of our common stock for $313 million under the stock repurchase program, partially offset by $7 million of proceeds from issuance of common stock to employees.

Results of Operations — Three Months Ended March 31, 2009 and 2008

Net Revenues

The following table details our consolidated net revenues by geographic region for the three months ended March 31, 2009 and 2008 (amounts in millions):

	Three months ended March 31,		Increase/
	2009	2008	(Decrease)
Net revenues by geographic region:
North America	$524	$139	$385
Europe	307	136	171
Asia Pacific	64	45	19
Total geographic region net revenues	895	320	575
Distribution net revenues	85	—	85
Activision Blizzard’s non-core exit operations	1	5	(4)

Total consolidated net revenues	$981	$325	$656

Geographically, all regions recorded an increase in net revenues compared to the same period of the prior year. As a result of the Business Combination, net revenues of $347 million, $178 million, and $28 million, for the three months ended March 31, 2009 from the businesses operated by Activision, Inc. prior to the Business Combination were included in North America, Europe, and Asia Pacific, respectively, but not for the same period in 2008.

Net Revenues by Platform

The following table details our net revenues by platform and as a percentage of total platform net revenues for the three months ended March 31, 2009 and 2008 (amounts in millions):

	Three Months Ended	% of total platform	Three months ended	% of total platform	Increase/
	March 31, 2009	net revs.	March 31, 2008	net revs.	(Decrease)

Platform net revenues:
MMORPG	$314	35%	$275	86%	$39

PC and other	46	5	12	4	34

Console
Sony PlayStation 3	131	15	2	1	129
Sony PlayStation 2	40	4	13	4	27
Sony PlayStation	—	—	1	—	(1)
Microsoft Xbox360	198	22	2	1	196
Nintendo Wii	134	15	4	1	130

Total console	503	56	22	7	481

Hand-held	32	4	11	3	21

Total platform net revenues	895	100%	320	100%	575
Distribution	85		—		85
Activision Blizzard’s non-core exit operations	1		5		(4)

Total consolidated net revenues	$981		$325		$656

Net revenues from MMORPG increased primarily due to increases in World of Warcraft subscribers and additional value added services compared to the same period of the prior year.

Net revenues from platforms increased for the first three months of 2009 compared to the same period in 2008 due to the Business Combination as a result of which net revenues of $553 million from the businesses operated by Activision, Inc. prior to the Business Combination were included in the three months ended March 31, 2009, but not for the same period in 2008.

Costs and Expenses

Cost of Sales

The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three months ended March 31, 2009 and 2008 (amounts in millions):

	Three months		Three months
	ended March 31,	% of consolidated	ended March 31,	% of consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Product costs	$296	30%	$35	11%	$261
Software royalties and amortization	72	7	21	7	51
Intellectual property licenses	64	7	2	1	62
MMORPG	52	5	49	14	3

For the quarter ended March 31, 2009, cost of sales increased compared to the same period of the prior year primarily due to the consummation of the Business Combination, which resulted in cost of sales from the businesses operated by Activision, Inc. prior to the Business Combination of $283 million of product costs, $69 million of software royalties and amortization, and $64 million of intellectual property licenses being included for the quarter ended March 31, 2009, but not for the same period of the prior year.

Amortization of intangible assets and other purchase price accounting related adjustments of $2 million, $17 million, and $27 million are included in cost of sales — product costs, cost of sales — software royalties and amortization, and cost of sales — intellectual property licenses, respectively, for the three months ended March 31, 2009.

Product Development (amounts in millions)

	March 31,	% of consolidated	March 31,	% of consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Three months ended	$117	12%	$104	32%	$13

For the three months ended March 31, 2009, product development costs increased compared to the same period of the prior year. The increase was primarily attributable to the following:

•                  The consummation of the Business Combination, which resulted in product development costs of $72 million from the businesses operated by Activision, Inc. prior to the Business Combination being included for the quarter ended March 31, 2009, but not for the same period of prior year; and

•                  Continuous product development investment in future titles.

The increase was partially offset by a reduction of product development costs as a result of the implementation of our organizational restructuring including title portfolio rationalization.

Sales and Marketing (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Three months ended	$83	8%	$27	8%	$56

For the three months ended March 31, 2009, sales and marketing increased compared to the same period of the prior year. The increase in sales and marketing was principally the result of:

•                  The consummation of the Business Combination, which resulted in sales and marketing expenses of $66 million from the businesses operated by Activision, Inc. prior to the Business Combination being included for the quarter ended March 31, 2009, but not for the same period of the prior year; and

•                  Increased investment in marketing by Blizzard.

The increase was partially offset by a reduction of sales and marketing expenses as a result of implementation of our organizational restructuring.

General and Administrative (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Three months ended	$103	11%	$24	8%	$79

For the three months ended March 31, 2009, general and administrative expenses increased compared to the same period of the prior year. The increase in general and administrative expenses was principally the result of the consummation of the Business Combination, which resulted in general and administrative expenses of $63 million (including $14 million of integration costs) from the businesses operated by Activision, Inc. prior to the Business Combination being included for the quarter ended March 31, 2009, but not for the same period of the prior year.

Restructuring Charges (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Three months ended	$15	2%	$—	—%	$15

In the third quarter of 2008, we implemented an organizational restructuring as a result of the Business Combination. This organizational restructuring was to integrate different operations and to streamline the combined Activision Blizzard organization. The implementation of the organizational restructuring resulted in the following restructuring charges: severance costs, contract termination costs, fixed asset write-off on disposals, impairment charges on acquired trade names, prepaid royalties, intellectual property licenses, impairment charges on goodwill, and loss on disposal of assets/liabilities. We communicated to the affected employees and ceased use of certain offices under operating lease contracts. We anticipate substantially exiting or winding down our non-core operations and substantially completing the organizational restructuring activities as a result of the Business Combination by June 2009. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more detail.

Investment Income, Net (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Three months ended	$10	1%	$2	1%	$8

Investment income for the three months ended March 31, 2009, was primarily derived from the interest income from investments in money market funds.  Investment income increased for the three months ended March 31, 2009 primarily as a result of higher cash and cash equivalents compared to the same period in 2008.

Income Tax Expense (amounts in millions)

		% of		% of
	March 31,	Pretax	March 31,	Pretax	Increase/
	2009	income	2008	income	(Decrease)

Three months ended	$—	—%	$22	34%	$(22)

The tax rate reported for the three months ended March 31, 2009 is based on our projected annual effective tax rate for 2009, and also includes certain discrete tax benefits recorded during the period. Our tax expense of less than a million dollars for the three months ended March 31, 2009 reflects an effective tax rate of 0% which differs from our effective tax rate of 34% for the three months ended March 31, 2008. The effective tax rate of 0% for the three months ended March 31, 2009 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates and certain discrete tax benefits recorded during the period related to the release of valuation allowances on net operating losses of $23 million and the credit of $9 million relating to a change of California tax laws.   The effective rate for the three months ended March 31, 2009 differs from the same period in 2008 primarily due to the discrete tax credits recorded in the three months ended March 31, 2009 and the foreign income tax differential, each as mentioned above.

The overall effective income tax rate for the year could be different from the tax rates in effect for the three months ended March 31, 2009 and will be dependent on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2009 and future periods will depend on a variety of factors, such as changes in the geographic mix of income, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	At March 31, 2009	At December 31, 2008	Increase/ (Decrease)
Cash and cash equivalents	$2,988	$2,958	$30
Short-term investments	42	44	(2)
	$3,030	$3,002	$28

Percentage of total assets	22%	20%

	For the three months ended March 31,		Increase/
	2009	2008	(Decrease)

Cash flows provided by operating activities	$327	$96	$231
Cash flows used in investing activities	(7)	(8)	1
Cash flows used in financing activities	(289)	(107)	(182)

In addition to cash flows provided by operating activities, our primary source of liquidity was $3 billion of cash and cash equivalents at March 31, 2009. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital (approximately $3.2 billion at March 31, 2009), as well as availability under our credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, to finance the acquisition of intellectual property rights for future products from third parties, the restructuring activities, and to fund the stock repurchase program we announced on November 5, 2008.

On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $1 billion worth of our common stock. Under this program, we may repurchase our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions. We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued by the Company at any time. At March 31, 2009, we had $561 million available for utilization under the repurchase program.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products and our subscription revenues, offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers, and intellectual property holders, and to our workforce.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.

Cash Flows from Investing Activities

The primary drivers of cash flows used in investing activities have typically included capital expenditures, acquisitions of privately held interactive software development companies and publishing companies and the net effect of purchases and sales/maturities of short-term investment instruments.

Cash Flows from Financing Activities

The primary drivers of cash flows provided by financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees and the public and the purchase of treasury shares.  We have not utilized debt financing as a source of cash flows.  However, if needed, we may access and utilize the credit facilities that are described in “Credit Facilities” in Note 18 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2008.

For the three months ended March 31, 2009, cash flows used in financing activities included $313 million used to purchase Activision Blizzard stock under the stock repurchase program.  Since the inception of the $1 billion common stock repurchase program on November 5, 2008, we have repurchased $439 million worth of our common stock under this program.

Capital Requirements

For the year ending December 31, 2009, we anticipate total capital expenditures of approximately $100 million. Capital expenditures will be primarily for computer hardware and software purchases.

Off-balance Sheet Arrangements

At March 31, 2009 and December 31, 2008, Activision Blizzard had no relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditure, or capital resources.

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

Our Disclosure Committee, which operates under the Board approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process.  As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure-relevant information.  These quarterly reports are reviewed by certain key corporate finance executives.  These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee.  Finance representatives also conduct reviews with our senior management team, our internal and external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC.  Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis.  As required by applicable regulatory requirements, the principal executive and financial officers review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting.  With the assistance of the Disclosure Committee, we will continue to assess and monitor, and make refinements to, our disclosure controls and procedures, and our internal control over financial reporting.

Recently Issued Accounting Pronouncements

On April 9, 2009, the FASB issued three final Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements.

The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The adoption of these standards is not expected to have a material impact on our results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in such securities. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At March 31, 2009, our cash and cash equivalents, and short-term investments included money market funds and mortgage-backed securities and restricted cash of $2,988 million and $42 million, respectively. We have $79 million in auction rate securities at fair value, which are classified as long-term investments, at March 31, 2009. Most of our investment portfolio is invested in short-term or variable rate securities. Accordingly, we believe that a sharp change in interest rates would not have a material effect on our short-term investment portfolio.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Currency volatility is monitored frequently throughout the year. To mitigate our risk from foreign currency fluctuations we enter into currency forward contracts and swaps with Vivendi, generally with maturities of twelve months or less.  We expect to continue to use economic hedge programs in the future to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes.  All foreign currency hedging transactions are backed, in amount and by maturity, by an identified economic underlying item.

In addition, Activision Blizzard may hedge foreign currency exposure resulting from foreign currency denominated financial assets and liabilities, consisting primarily of intercompany receivables and payables, and earnings.

The notional amounts of outstanding forward foreign exchange contracts and foreign exchange swaps were less than a million dollars and $227 million, respectively, at March 31, 2009. The notional amounts of outstanding forward foreign exchange contracts and foreign exchange swaps were $126 million and $118 million, respectively, at December 31, 2008. A pre-tax net unrealized gain of $2 million and a pre-tax net unrealized loss of $1 million for the three months ended March 31, 2009, and 2008, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the Condensed Consolidated Statements of Operations.

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

2) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2009, the end of the period covered by this report.  Based on this controls evaluation, and subject to the limitations described above, the principal executive officer and principal financial officer concluded that, at March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

3) Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion in Note 15 to the Condensed Consolidated Financial Statements regarding legal proceedings is incorporated herein by reference.

Item 1A.  Risk Factors

Various risk factors associated with our business are included in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  In addition, the Company notes the following risk:

We may encounter difficulties transitioning World of Warcraft in China to our new licensee.

We recently announced plans to transition the license for World of Warcraft in China to a new licensee upon expiration of the current license agreement.  A number of activities must be completed before the new licensee can begin to offer World of Warcraft in China, including obtaining all required regulatory approvals in China.  There can be no assurance that all these transition activities will be timely completed prior to the scheduled expiration of the current license agreement on June 5, 2009.  Our ability to complete these transition activities could also be adversely affected by a failure of our current licensee to cooperate in the transition, or any efforts by our current licensee to block or interfere with the transition.  If we are unable to timely complete the transition, World of Warcraft may become unavailable to players in China for a period of time, which would result in lost revenues and net income during any time the game is unavailable, and could have a longer-term negative effect on our reputation and subscriber base in China.  In addition, efforts relating to the transition could distract Blizzard Entertainment’s employees and cause delays of other business initiatives.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides the number of shares repurchased and average price paid per share during the quarter ended March 31, 2009, and the approximate dollar value of shares that may yet be purchased under our $1 billion stock repurchase program at March 31, 2009 (amounts in millions, except number of shares and per share data).

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2009—January 31, 2009	—	$—	—	$—
February 1, 2009—February 28, 2009	9,422,414	9.51	9,422,414	784
March 1, 2009—March 31, 2009	22,455,346	9.95	22,455,346	561
Total	31,877,760	$9.82	31,877,760

(1)  All purchases were made pursuant to a stock repurchase program, announced on November 5, 2008, authorized by our Board of Directors pursuant to which we may repurchase up to $1 billion of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions.  We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors. We may suspend or discontinue the stock repurchase program at any time.

Item 6.  Exhibits

The exhibits listed on the accompanying index to exhibits are hereby incorporated by reference into this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     May 8, 2009

ACTIVISION BLIZZARD, INC.

/s/ Thomas Tippl
Thomas Tippl
Chief Corporate Officer and Chief Financial Officer,
Principal Financial and Accounting Officer of
Activision Blizzard, Inc.

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

3.3	Amended and Restated By-Laws of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed July 15, 2008).

3.4	First Amendment to the Amended and Restated By-Laws of Activision Blizzard, Inc., dated July 28, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 31, 2008).

10.1*	Amendment, dated as of March 31, 2009, to Employment Agreement between Michael Morhaime and Activision Blizzard, Inc.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.