Form 10-Q
period 2009-06-30
Activision Blizzard, Inc.
filed 2009-08-07
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The number of shares of the registrant’s Common Stock outstanding at July 31, 2009 was 1,271,537,403.

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “outlook,” “plan,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “to be,” “upcoming,” “will,” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only at the date on which this Form 10-Q was first filed, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of our titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, the seasonal and cyclical nature of the interactive game market, any further difficulties related to the transition of World of Warcraft in China from the former licensee to NetEase, our ability to predict consumer preferences among competing hardware platforms (including next-generation hardware), declines in software pricing, product returns and price protection, product delays, retail acceptance of our products, adoption rate and availability of new hardware and related software, industry competition, rapid changes in technology, industry standards and customer preferences, protection of proprietary rights, litigation against us, maintenance of relationships with key personnel, customers, licensees, licensors, vendors and third-party developers, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates, integration of recent acquisitions and the identification of suitable future acquisition opportunities, our success in completing the integration of the operations of Activision and Vivendi Games in a timely manner and the combined company’s ability to realize the anticipated benefits and synergies of the transaction to the extent, or in the timeframe, anticipated, and the other factors identified in “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and  in our Annual Report on Form 10-K for the year ended December 31, 2008.  The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements.  Forward-looking statements believed to be true when made may ultimately prove to be incorrect.  These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share and per share data)

	At June 30, 2009	At December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,728	$2,958
Short-term investments	102	44
Accounts receivable, net of allowances of $242 million and $268 million at June 30, 2009 and December 31, 2008, respectively	282	1,210
Inventories	198	262
Software development	231	235
Intellectual property licenses	51	35
Deferred income taxes, net	792	536
Intangible assets, net	2	14
Other current assets	124	201
Total current assets	4,510	5,495
Long-term investments	23	78
Software development	16	1
Intellectual property licenses	5	5
Property and equipment, net	134	149
Other assets	16	30
Intangible assets, net	1,206	1,283
Trademark and trade names	433	433
Goodwill	7,176	7,227
Total assets	$13,519	$14,701

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$135	$555
Deferred revenues	423	923
Accrued expenses and other liabilities	533	842
Total current liabilities	1,091	2,320
Deferred income taxes, net	699	615
Other liabilities	198	239
Total liabilities	1,988	3,174

Commitments and contingencies (Note 16)

Shareholders’ equity:
Common stock, $.000001 par value per share, 2,400,000,000 shares authorized, 1,346,293,791 and 1,325,206,032 shares issued at June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	12,303	12,170
Less: Treasury stock, at cost, 64,216,272 and 12,967,265 shares at June 30, 2009 and December 31, 2008, respectively	(668)	(126)
Accumulated deficit	(90)	(474)
Accumulated other comprehensive loss	(14)	(43)
Total shareholders’ equity	11,531	11,527
Total liabilities and shareholders’ equity	$13,519	$14,701

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Net revenues
Product sales	$747	$80	$1,437	$141
Subscription, licensing, and other revenues	291	272	582	536
Total net revenues	1,038	352	2,019	677

Costs and expenses
Cost of sales – product costs	281	39	577	74
Cost of sales – software royalties and amortization	86	16	158	37
Cost of sales – intellectual property licenses	54	7	118	9
Cost of sales – massively multi-player online role-playing game (“MMORPG”)	51	44	103	93
Product development	123	99	240	203
Sales and marketing	118	51	201	78
General and administrative	92	50	195	74
Restructuring	15	—	30	—

Total costs and expenses	820	306	1,622	568

Operating income	218	46	397	109

Investment income, net	—	2	10	4

Income before income tax expense	218	48	407	113

Income tax expense	23	20	23	42

Net income	$195	$28	$384	$71

Earnings per common share, basic	$0.15	$0.05	$0.29	$0.12

Earnings per common share, diluted	$0.15	$0.05	$0.28	$0.12

Weighted-average shares outstanding
Basic	1,289	591	1,299	591
Diluted	1,332	591	1,345	591

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in millions)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$384	$71
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(118)	34
Depreciation and amortization	129	32
Unrealized gain on auction rate securities classified as trading securities	(2)	—
Unrealized loss on put option from UBS	2	—
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	154	44
Stock-based compensation expense (2)	73	20
Tax shortfall from employee stock option exercises	(1)	—
Excess tax benefits from stock option exercises	(56)	—
Changes in operating assets and liabilities:
Accounts receivable	928	47
Inventories	64	(2)
Software development and intellectual property licenses	(166)	(43)
Other assets	90	(7)
Deferred revenues	(500)	—
Accounts payable	(421)	8
Accrued expenses and other liabilities	(351)	(14)
Net cash provided by operating activities	209	190

Cash flows from investing activities:
Capital expenditures	(24)	(16)
Proceeds from sale of investments	2	—
Proceeds from maturities of investments	3	—
Cash payments to effect acquisitions, net of cash acquired	—	(5)
(Increase) decrease in restricted cash	(5)	2
Net cash used in investing activities	(24)	(19)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	45	—
Repurchase of common stock	(542)	—
Excess tax benefits from stock option exercises	56	—
Net cash transfers to Vivendi and affiliated companies	—	(172)
Net cash used in financing activities	(441)	(172)

Effect of foreign exchange rate changes on cash and cash equivalents	26	(2)

Net decrease in cash and cash equivalents	(230)	(3)

Cash and cash equivalents at beginning of period	2,958	62

Cash and cash equivalents at end of period	$2,728	$59

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months ended June 30, 2009

(Unaudited)

(Amounts in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance at December 31, 2008	1,325	$—	$12,170	(13)	$(126)	$(474)	$(43)	$11,527

Components of comprehensive income:
Net income	—	—	—	—	—	384	—	384
Foreign currency translation adjustment	—	—	—	—	—	—	29	29
Total comprehensive income								413
Issuance of common stock pursuant to employee stock options and restricted stock rights	21	—	45	—	—	—	—	45
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	87	—	—	—	—	87
Tax shortfall from employee stock option exercises	—	—	(1)	—	—	—	—	(1)
Issuance of contingent consideration	—	—	2	—	—	—	—	2
Shares repurchased	—	—	—	(51)	(542)	—	—	(542)

Balance at June 30, 2009	1,346	$—	$12,303	(64)	$(668)	$(90)	$(14)	$11,531

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Background and basis of presentation

Business

Activision Blizzard, Inc. is a worldwide pure-play online, personal computer (“PC”), console and hand-held game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our organizational structure, we operate four operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, hand-held platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment (“Sony”) PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Sony PlayStation Portable (“PSP”) and Nintendo Dual Screen (“NDS”) hand-held devices; the PC; and the new hand-held game system Nintendo DSi. Our Activision business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. Activision’s products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision’s target customer base ranges from casual players to game enthusiasts, and children to adults.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game (“MMORPG”) category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, such as prepaid cards and other ancillary online revenues); retail sales of physical “boxed” products; electronic download sales of PC products; and licensing of software to third-party companies that distribute World of Warcraft in China, Russia, and Taiwan.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Activision Blizzard’s non-core exit operations

Activision Blizzard’s non-core exit operations (“Non-Core”) represent legacy Vivendi Games’ divisions or business units that we have exited or substantially wound down as part of our restructuring and integration efforts as a result of the Business Combination described below, but do not meet the criteria for separate reporting of discontinued operations.

Business Combination

On July 9, 2008, a business combination (the “Business Combination”) by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. (“Vivendi Games”), a wholly-owned subsidiary of VGAC LLC, was consummated.  As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision

Blizzard, Inc.  For accounting purposes, the Business Combination is treated as a “reverse acquisition,” with Vivendi Games deemed to be the acquirer.  The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games.  See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of the Business Combination.

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

We have evaluated subsequent events through August 7, 2009, which is the date these Condensed Consolidated Financial Statements were issued.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are a reasonable approximation of fair value due to their short-term nature. At June 30, 2009, our $102 million of short-term investments included $57 million of auction rate securities (“ARS”) classified as trading, $42 million of restricted cash, and $3 million of mortgage-backed securities. The mortgage-backed securities are carried at fair value with fair values estimated based on quoted market prices. Long-term investments represent ARS classified as available-for-sale. Both short-term and long-term ARS, which are comprised of student loan backed securities, are carried at fair value with fair values estimated using an income-approach model (discounted cash-flow analysis).

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

Foreign Currency Swaps and Forward Contracts Not Designated as Hedges

We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. To mitigate our risk from foreign currency fluctuations we periodically enter into currency derivative contracts, principally swaps and forward contracts with maturities of twelve months or less with Vivendi as our principal counterparty. We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these forward contracts or swaps as hedging instruments.  Accordingly, we report the fair value of these contracts in our Condensed Consolidated Balance Sheet with changes in fair value recorded in our Condensed Consolidated Statement of Operations.

The effects of derivative instruments on our Condensed Consolidated Financial Statements were as follows (amounts in millions):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet	Fair Value At June 30, 2009	Balance Sheet Location
Foreign currency swaps and forward contracts not designated as hedges	$1	Accrued expenses and other liabilities

Effect of Derivative Instruments on Condensed Consolidated Statement of Operations	Amount of Net Realized and Unrealized Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30, 2009	Income Statement Location
Foreign currency swaps and forward contracts not designated as hedges	$(2)	Investment income, net

Net realized and unrealized gains related to foreign currency swaps and forward contracts not designated as hedges were less than $1 million for the six months ended June 30, 2009.

3.              Inventories

Our inventories consist of the following (amounts in millions):

	At June 30, 2009	At December 31, 2008
Finished goods	$184	$251
Purchased parts and components	14	11

	$198	$262

4.              Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2009 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Total

Balance at December 31, 2008	$7,037	$178	$12	$7,227
Issuance of contingent consideration	2	—	—	2
Goodwill acquired	3	—	—	3
Purchase accounting adjustment	(1)	—	—	(1)
Tax benefit credited to goodwill	(55)	—	—	(55)

Balance at June 30, 2009	$6,986	$178	$12	$7,176

Issuance of contingent consideration consists of additional purchase consideration paid during 2009 in relation to a previous acquisition. The tax benefit credited to goodwill represents the tax deduction resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of Activision, Inc. to the extent that the tax deduction did not exceed the fair value of those options.

5.              Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At June 30, 2009
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
License agreements	3 - 10 years	$208	$(22)	$186
Developed software	1 - 2 years	287	(284)	3
Game engines	2 - 5 years	134	(59)	75
Internally developed franchises	11 - 12 years	1,124	(193)	931
Favorable leases	1 - 4 years	5	(2)	3
Distribution agreements	4 years	18	(8)	10
Total finite-lived intangible assets		1,776	(568)	1,208
Indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$2,209	$(568)	$1,641

	At December 31, 2008
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
License agreements	3 - 10 years	$207	$(12)	$195
Developed software	1 - 2 years	286	(272)	14
Game engines	2 - 5 years	134	(42)	92
Internally developed franchises	11 - 12 years	1,124	(145)	979
Favorable leases	1 - 4 years	5	(1)	4
Distribution agreements	4 years	17	(5)	12
Other intangibles	0 - 2 years	5	(4)	1
Total finite-lived intangible assets		1,778	(481)	1,297
Indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$2,211	$(481)	$1,730

Amortization expense of intangible assets for the three and six months ended June 30, 2009 was $41 million and $90 million, respectively.  Amortization expense of intangible assets for the three and six months ended June 30, 2008 was $1 million and $2 million, respectively.

At June 30, 2009, future amortization of finite-lived intangible assets is estimated as follows (amounts in millions):

2009 (remaining six months)	$191
2010	212
2011	147
2012	123
2013	106
Thereafter	429

Total	$1,208

6.              Income taxes

The income tax expense of $23 million for the three months ended June 30, 2009 reflects an effective tax rate of 11%. The effective tax rate of 11% for the three months ended June 30, 2009 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of research and development credits and IRC 199 domestic production deductions.

For the six months ended June 30, 2009, the tax rate is based on our projected annual effective tax rate for 2009, and also includes certain discrete tax benefits recorded during the period. Our tax expense of $23 million for the six months ended June 30, 2009 reflects an effective tax rate of 6% which differs from our effective tax rate of 37% for the six months ended June 30, 2008 primarily due to lower foreign income tax rates and certain discrete tax benefits recorded during the period related to the release of valuation allowances on foreign net operating losses and the impact of changes to California tax laws.

We evaluate our deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  We assess whether a valuation allowance should be established or released based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified. At December 31, 2008 we had a foreign net operating loss valuation allowance of $23 million.  The ultimate realization of the foreign net operating losses depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We currently expect to realize these net operating losses through taxable income; therefore, in the first quarter of 2009, we released a valuation allowance of $23 million against our deferred tax assets.

California Senate Bill No.15 was enacted in February 20, 2009 and contains significant changes to the state of California tax landscape. When there is an enacted change in tax laws or rate, we adjust our deferred tax liabilities and assets to reflect the change.   During the six months ended June 30, 2009, we reduced our net deferred tax liabilities and tax provision by $10 million.

7.              Software development costs and intellectual property licenses

At June 30, 2009, capitalized software development costs included $199 million of internally developed software costs and $48 million of payments made to third-party software developers. At December 31, 2008, capitalized software development costs included $173 million of internally developed software costs and $63 million of payments made to third-party software developers. Capitalized intellectual property licenses were $56 million and $40 million at June 30, 2009 and December 31, 2008, respectively. Amortization of capitalized software development costs and intellectual property licenses for the three months ended June 30, 2009 and 2008 was $97 million and $3 million, respectively. There were no write-offs or impairments for the three months ended June 30, 2009. Write-offs and impairments were $18 million for the three months ended June 30, 2008. Amortization of capitalized software development costs and intellectual property licenses for the six months ended June 30, 2009 and 2008 was $169 million and $4 million, respectively. Write-offs and impairments were less than $1 million and $39 million for the six months ended June 30, 2009 and 2008, respectively.

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

The following table details the changes in restructuring reserves included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets for the six months ended June 30, 2009 (amounts in millions):

	Severance	Facilities costs	Total
Balance at December 31, 2008	$37	$7	$44
Costs charged to expense	22	8	30
Costs paid or otherwise settled	(31)	(4)	(35)
Foreign exchange and other	(2)	—	(2)
Balance at June 30, 2009	$26	$11	$37

The total restructuring reserve balance and the net restructuring charges are presented below by reporting segment (amounts in millions):

	Restructuring Reserve Balance		Restructuring Charges
	At	At	Six months ended
	June 30, 2009	December 31, 2008	June 30, 2009

Activision	$—	$—	$8
Blizzard	—	—	—
Distribution	4	—	5
Activision Blizzard’s core operations	4	—	13
Activision Blizzard’s non-core exit operations	33	44	17
Total	$37	$44	$30

The expected restructuring charges to be incurred principally by Activision Blizzard’s non-core exit operations related to the Business Combination during the three months ending September 30, 2009 are presented below (amounts in millions):

	Low	High
Expected future restructuring costs, before tax	$3	$6

Expected future restructuring costs, after tax	2	4

The total expected restructuring charges related to the Business Combination from the Business Combination date through September 30, 2009 are presented below (amounts in millions):

	Low	High
Total expected restructuring costs, before tax	$126	$129

Total expected restructuring costs, after tax	76	78

The after tax cash charges are expected to consist primarily of employee-related severance cash costs (approximately $52 million), facility exit cash costs (approximately $8 million) and cash contract terminations costs (approximately $18 million). Separately, through June 30, 2009 these restructuring charges were partially offset by cash proceeds of approximately $37 million from asset disposals and after tax cash benefits related to the streamlining of the Vivendi Games title portfolio.

9.              Comprehensive income and accumulated other comprehensive loss

Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2009 and 2008 were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income	$195	$28	$384	$71

Other comprehensive income (loss):
Foreign currency translation adjustment	31	(2)	29	1
Unrealized appreciation on investments, net of taxes	1	—	—	—

Other comprehensive income (loss)	32	(2)	29	1

Comprehensive income	$227	$26	$413	$72

Accumulated Other Comprehensive Loss

For the six months ended June 30, 2009 the components of accumulated other comprehensive loss were as follows (amounts in millions):

	Foreign currency translation adjustment	Unrealized depreciation on investments	Accumulated other comprehensive loss

Balance at December 31, 2008	$(41)	$(2)	$(43)
Other comprehensive income	29	—	29

Balance at June 30, 2009	$(12)	$(2)	$(14)

Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

10.       Investment income, net

Investment income, net is comprised of the following (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income	$3	$2	$12	$5
Interest expense	(1)	—	(2)	—
Unrealized gain on trading securities	(1)	—	2	—
Unrealized loss on put option from UBS	1	—	(2)	—
Net realized and unrealized gain (loss) on foreign exchange contracts and swaps with Vivendi	(2)	—	—	(1)

Investment income, net	$—	$2	$10	$4

11.  Investments

Available-for-Sale Investments

The following table summarizes our short-term and long-term investments classified as available-for-sale at June 30, 2009 and December 31, 2008 (amounts in millions):

At June 30, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Mortgage-backed securities	$3	$—	$—	$3
Long-term investments:
Taxable auction rate securities	27	—	(4)	23
Total available-for-sale investments	$30	$—	$(4)	$26

At December 31, 2008	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Mortgage-backed securities	$8	$—	$(1)	$7
Long-term investments:
Taxable auction rate securities	27	—	(4)	23
Total available-for-sale investments	$35	$—	$(5)	$30

The following table illustrates the gross unrealized losses on available-for-sale securities and the fair value of those securities, aggregated by investment category at June 30, 2009 and December 31, 2008. The table also illustrates the length of time that they have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008 (amounts in millions):

	Less than 12 months		12 months or more		Total
At June 30, 2009	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Taxable auction rate securities	$(4)	$23	$—	$—	$(4)	$23

	Less than 12 months		12 months or more		Total
At December 31, 2008	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Mortgage-backed securities	$(1)	$7	$—	$—	$(1)	$7
Taxable auction rate securities	(4)	23	—	—	(4)	23
Total	$(5)	$30	$—	$—	$(5)	$30

The total unrealized loss of $4 million at June 30, 2009 is due to the taxable ARS held through Morgan Stanley Smith Barney LLC, which is 51% owned by Morgan Stanley and 49% owned by Citigroup, Inc., as a result of failed auctions. (The ARS were held directly through Citigroup, Inc. until the Morgan Stanley Smith Barney LLC joint-venture closed in the second quarter 2009.) Our investments in ARS are all backed by higher education student loans.

Based upon our analysis of the available-for-sale investments with unrealized losses, we have concluded that the gross unrealized losses of $4 million at June 30, 2009 were temporary in nature. We do not intend to sell the investment securities that are in an unrealized loss position and do not consider that it is more-likely-than-not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be maturity. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. However, facts and circumstances may change which could result in a decline in fair value considered to be other-than-temporary in the future.

The following table summarizes the contractually stated maturities of our investments classified as available-for-sale at June 30, 2009 (amounts in millions):

At June 30, 2009	Amortized cost	Fair value
Mortgage-backed securities (not due at a single maturity date)	$3	$3
Due after ten years	27	23
	$30	$26

Trading Investments

In connection with our acceptance of the UBS offer in November 2008, (see Note 3 and Note 6 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008 for more details), resulting in our right to require UBS AG (“UBS”) to purchase our ARS at par value beginning on June 30, 2010 (the “Rights”), we reclassified our investments in ARS held through UBS from available-for-sale to trading securities. The reclassification to trading securities reflects management’s intent to exercise the Rights during the period between June 30, 2010 and July 3, 2012, which results in the securities being held for the purpose of selling them in the near future. Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered. At the time of reclassification, the unrealized loss on our ARS was $5 million. This unrealized loss was included in accumulated other comprehensive income (loss). Upon reclassification to trading securities, we immediately recognized in investment income, net, the $5 million unrealized loss not previously recognized in earnings. Subsequently, we recognized an additional decline in fair value of $2 million for a total unrealized loss of $7 million, included in investment income, net, in our Consolidated Statements of Operations for the year ended December 31, 2008. For the six months ended June 30, 2009, we recognized a $2 million unrealized gain included in investment income, net. The fair value of the ARS held through UBS totaled $57 million and $55 million at June 30, 2009 and December 31, 2008, respectively.

We continue to monitor the ARS market and consider its impact (if any) on the fair value of our investments. If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, which may be offset by corresponding increases in value of the UBS offer.

12.       Fair value measurements

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

The tables below segregate all assets and liabilities that are measured at fair value on a recurring basis (which means they are measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at Reporting Date Using
	At June 30, 2009	Quoted Prices in Active Markets for Identical Financial Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial assets:
Money market funds	$2,621	$2,621	$—	$—	Cash and cash equivalents
Mortgage-backed securities	3	—	3	—	Short-term investments
Auction rate securities held through UBS (a)	57	—	—	57	Short-term investments
Auction rate securities held through Morgan Stanley Smith Barney LLC (a)	23	—	—	23	Long-term investments
Put option from UBS (b)	8	—	—	8	Other assets—current
Total financial assets at fair value	$2,712	$2,621	$3	$88

Financial liabilities:
Foreign exchange contract derivatives	$1	$—	$1	$—	Other liabilities—current
Other financial liability	31	—	—	31	Other liabilities—non-current
Total financial liabilities at fair value	$32	$—	$1	$31

		Fair Value Measurements at Reporting Date Using
	At December 31, 2008	Quoted Prices in Active Markets for Identical Financial Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial assets:
Money market funds	$2,609	$2,609	$—	$—	Cash and cash equivalents
Mortgage-backed securities	7	—	7	—	Short-term investments
Auction rate securities held through UBS and Citigroup, Inc. (a)	78	—	—	78	Long-term investments
Put option from UBS (b)	10	—	—	10	Other assets—non-current
Foreign exchange contract derivatives	5	—	5	—	Other assets—current
Total financial assets at fair value	$2,709	$2,609	$12	$88

Financial liabilities:
Foreign exchange contract derivatives	$2	$—	$2	$—	Other liabilities—current
Other financial liability	31	—	—	31	Other liabilities—non-current
Total financial liabilities at fair value	$33	$—	$2	$31

Other financial liability represents the earn-out liability from a previous acquisition. The earn-out liability was recorded at fair value at the date of the Business Combination as it will be settled by a variable number of shares of our common stock based on the average closing price for the five business days immediately preceding issuance of the shares. When estimating the fair value, we considered our projection of revenues from the related titles under the earn-out provisions. For the six months ended June 30, 2009, there was no change in our fair value estimate of this financial liability.

The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 (amounts in millions):

Level 3
Balance at December 31, 2008, net	$57
Total losses realized/unrealized included in earnings (a) (b)	—
Total losses included in other comprehensive income (a)	—
Balance at June 30, 2009, net	$57

(a)          Due to uncertainties surrounding the timing of liquidation of our ARS held through Morgan Stanley Smith Barney LLC, which is 51% owned by Morgan Stanley and 49% owned by Citigroup, Inc., we classify these instruments as long-term investments in our Condensed Consolidated Balance Sheet at June 30, 2009. (The ARS were held directly through Citigroup, Inc. until the Morgan Stanley Smith Barney LLC joint-venture closed in the second quarter 2009.) Liquidity for these ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. On an industry-wide basis, many auctions have failed, and there is, as yet, no meaningful secondary market for these instruments. Each of the ARS in our long-term investment portfolio at June 30, 2009 has experienced a failed auction and there is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our ARS in the near term may be limited or not exist.

Our ARS held through UBS are classified as short-term investments in our Condensed Consolidated Balance Sheet at June 30, 2009 as we expect to sell our ARS under the put option from UBS within one year if we cannot liquidate them at par prior to then. See (b) below for further details.

Consequently, fair value measurements of our ARS have been estimated using an income-approach model (discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. See Notes 3 and 6 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding our ARS.

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

13.       Operating segments, geographic regions, and platforms

Our operating segments are a reflection of our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), the manner in which operating performance is assessed and resources are allocated, and the availability of separate financial information.

Prior to the Business Combination, Vivendi Games managed its business in two main divisions: Blizzard Entertainment and Sierra Entertainment (including Sierra online and Vivendi Games Mobile). As a result of the Business Combination, we provide our CODM financial information based upon management’s new organizational structure.

Currently, we operate under four operating segments: (i) Activision, which publishes interactive entertainment software and peripherals, which includes businesses operated by Activision, Inc. prior to the Business Combination and certain studios, assets, and titles previously included in Vivendi Games’ Sierra Entertainment operating segment prior to the Business Combination, (ii) Blizzard, which publishes traditional games and online subscription-based games in the MMORPG category, (iii)  Distribution, which distributes interactive entertainment software and hardware products (these three operating segments form Activision Blizzard’s core operations) and (iv) Non-Core, Activision Blizzard’s non-core exit operations represent legacy Vivendi Games’ divisions or business units that we have exited or substantially wound down as part of our restructuring and integration efforts as a result of the Business Combination, but do not meet the criteria for separate reporting of discontinued operations. All prior period segment information has been restated to conform to this new segment presentation.

The consummation of the Business Combination resulted in net revenues and segment income (loss) from the businesses operated by Activision, Inc. prior to the Business Combination being included for the three and six months ended June 30, 2009, but not for the same periods in 2008. Also, the Activision operating segment includes Vivendi Games titles retained after the Business Combination.

The CODM reviews segment performance exclusive of the impact of the deferred net revenues and related cost of sales, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, and integration and transaction costs. Information on the operating segments and reconciliations of total net revenues and total segment income from operations to consolidated net revenues and operating income for the three and six months ended June 30, 2009 and 2008 are presented below (amounts in millions):

	Three months ended June 30,
	2009	2008	2009	2008
	Net revenues		Segment income (loss) from operations
Activision	$448	$54	$21	$(16)
Blizzard	290	291	134	147
Distribution	63	—	1	—
Activision Blizzard’s core operations	801	345	156	131
Activision Blizzard’s non-core exit operations	—	5	(3)	(75)
Operating segments total	801	350	153	56

Reconciliation to consolidated net revenues / operating income:
Net effect from deferral of net revenues and related cost of sales	237	2	164	3
Stock-based compensation expense	—	—	(43)	(12)
Restructuring expense	—	—	(15)	—
Amortization of intangible assets and purchase price accounting related adjustments	—	—	(38)	(1)
Integration and transaction costs	—	—	(3)	—
Consolidated net revenues / operating income	$1,038	$352	$218	$46

	Six months ended June 30,
	2009	2008	2009	2008
	Net revenues		Segment income (loss) from operations
Activision	$796	$92	$(6)	$(34)
Blizzard	581	571	277	301
Distribution	148	—	4	—
Activision Blizzard’s core operations	1,525	663	275	267
Activision Blizzard’s non-core exit operations	1	10	(8)	(140)
Operating segments total	1,526	673	267	127

Reconciliation to consolidated net revenues / operating income:
Net effect from deferral of net revenues and related cost of sales	493	4	331	5
Stock-based compensation expense	—	—	(71)	(21)
Restructuring expense	—	—	(30)	—
Amortization of intangible assets and purchase price accounting related adjustments	—	—	(83)	(2)
Integration and transaction costs	—	—	(17)	—
Consolidated net revenues / operating income	$2,019	$677	$397	$109

Geographic information for the three and six months ended June 30, 2009 and 2008 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

North America	$557	$155	$1,081	$294
Europe	345	147	652	283
Asia Pacific	73	45	137	90

Total geographic region net revenues	975	347	1,870	667
Distribution net revenues	63	—	148	—
Activision Blizzard’s non-core exit operations	—	5	1	10

Total consolidated net revenues	$1,038	$352	$2,019	$677

Net revenues by platform were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
MMORPG	$324	$283	$638	$558
Console	545	42	1,048	64
Hand-held	65	9	97	20
PC and other	41	13	87	25

Total platform net revenues	975	347	1,870	667

Distribution	63	—	148	—

Activision Blizzard’s non-core exit operations	—	5	1	10

Total consolidated net revenues	$1,038	$352	$2,019	$677

We had one customer, GameStop, that accounted for 10% and 8% of consolidated net revenues for the three and six months ended June 30, 2009, respectively, and 14% of consolidated gross accounts receivable at June 30, 2009.  We did not have a single external customer that accounted for 10% or more of consolidated net revenues for either of the three or six months ended June 30, 2008.

14.       Computation of earnings per share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Numerator:
Consolidated net income	$195	$28	$384	$71
Net income allocated to unvested share-based awards that participate in earnings	(2)	—	(3)	—
Numerator for basic and diluted earnings per common share — income available to common shareholders	$193	$28	$381	$71

Denominator:
Denominator for basic earnings per common share — weighted-average common shares outstanding	1,289	591	1,299	591

Effect of potential dilutive common shares under treasury stock method:
Employee stock options	43	—	46	—

Denominator for diluted earnings per common share — weighted-average common shares outstanding plus dilutive effect of employee stock options	1,332	591	1,345	591

Basic earnings per common share	$0.15	$0.05	$0.29	$0.12

Diluted earnings per common share	$0.15	$0.05	$0.28	$0.12

On January 1, 2009, we adopted the new guidance for determining whether instruments granted in share-based payment transactions are participating securities and, as a result, unvested share-based awards which include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Companies that issue share-based awards considered to be participating securities are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. The accounting guidance requires retrospective application to all prior-period earnings per share data presented.  Our unvested restricted stock rights (including restricted stock units, restricted stock awards, and performance shares) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the share-based payment award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted net earnings per common share. For both the three and six months ended June 30, 2009, we had outstanding unvested restricted stock rights with respect to 10 million shares of common stock on a weighted-average basis. The adoption did not change our basic earnings per common share for the three months ended June 30, 2009 and decreased our basic earnings per common share by $0.01 for the six months ended June 30, 2009. The adoption did not change our diluted earnings per common share for the three and six months ended June 30, 2009.

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

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, stock-based awards consisting of stock options with respect to 19 million shares of common stock for both the three and six months ended June 30, 2009, were not included in the calculation of diluted earnings per common share because their effect would be anti-dilutive.

15.       Capital transactions

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

Under the repurchase program, we repurchased 51 million shares of our common stock for $542 million during the six months ended June 30, 2009. At June 30, 2009, we had $332 million available for utilization under the repurchase program. In addition, we had agreed to repurchase an additional 2 million shares for a value of $26 million, which had not been settled at June 30, 2009.

On July 31, 2009, our Board of Directors authorized an increase of $250 million to the stock repurchase program bringing the total authorization to $1.25 billion.

16.       Commitments and contingencies

We did not have any significant changes to our commitments since December 31, 2008.  See Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2008 for more information regarding our commitments.

Legal Proceedings

On February 8, 2008, the Wayne County Employees’ Retirement System filed a lawsuit challenging the Business Combination in the Delaware Court of Chancery. The suit is a putative class action filed against the parties to the Business Combination agreement, as well as certain current and former members of our Board of Directors. The plaintiff alleges, among other things, that our current and former directors named therein failed to fulfill their fiduciary duties with regard to the Business Combination by “surrendering” the negotiating process to “conflicted management,” that those breaches were aided and abetted by Vivendi and those of its subsidiaries named in the complaint, and that the preliminary proxy statement filed by the Company on January 31, 2008 contained certain statements that the plaintiff alleges are false and misleading. The plaintiff seeks an order from the court that, among other things, certifies the case as a class action, enjoins the Business Combination, requires the defendants to disclose all material information, declares that the Business Combination is in breach of the directors’ fiduciary duties and therefore unlawful and unenforceable, awards the plaintiff and the putative class damages for all profits and special benefits obtained by the defendant in connection with the Business Combination and tender offer, and awards the plaintiff its cost and expense, including attorney’s fees.

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

On December 23, 2008, the plaintiff filed an amended motion for leave to file a second amended complaint. The court granted the motion on January 14, 2009 and the second amended complaint was deemed filed on the same date. The second amended complaint asserts claims similar to the ones made in the original complaint, challenging Activision’s Board of Directors’ actions in connection with the negotiation and approval of the Business Combination, as well as disclosures made to our shareholders and certain amendments made to our certificate of incorporation in connection therewith. In addition, the second amended complaint asserts that Activision’s Board of Directors breached its fiduciary duties in approving and recommending those amendments to the certificate of incorporation. Among other things, the plaintiff seeks certification of the action as a class action, a declaration that amendments made to the certificate of incorporation are invalid and unenforceable, a declaration that our directors breached their fiduciary duties, rescission of the Business Combination and related transactions, and damages, interest, fees and costs. On July 24, 2009, the court granted the Company’s motion to dismiss the complaint for failure to state a claim.

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

17.       Stock-based compensation

Restricted Stock Rights

The following table summarizes our restricted stock rights (including restricted stock units, restricted stock, and performance shares) activity for the six months ended June 30, 2009 (amounts in thousands, except per share amounts):

	Restricted Stock Rights	Weighted- Average Grant Date Fair Value
Balance at December 31, 2008	10,267	$14.52
Granted	578	11.55
Vested	(874)	11.48
Forfeited	(87)	11.51
Balance at June 30, 2009	9,884	12.74

At June 30, 2009, $60 million of total unrecognized compensation cost related to Activision Blizzard restricted stock rights is expected to be recognized over a weighted-average period of 1.88 years.

Stock Option Activity

Stock option activity for the six months ended June 30, 2009 is as follows (amounts in millions, except number of shares in thousands and per share amounts):

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2008	97,841	$6.53
Granted	3,194	11.49
Exercised	(20,425)	2.43
Forfeited	(687)	9.27
Outstanding at June 30, 2009	79,923	7.76	6.27	$424

Vested and expected to vest at June 30, 2009	75,301	$7.51	5.57	$416
Exercisable at June 30, 2009	46,755	5.34	4.82	347

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes over time based on the changes in the fair market value of our stock. Total intrinsic value of options exercised was $133 million and $185 million for the three and six months ended June 30, 2009, respectively.

At June 30, 2009, $81 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years.

Net cash proceeds from the exercise of stock options were $45 million for the six months ended June 30, 2009.  Income tax benefits from stock option exercises were $56 million for the six months ended June 30, 2009. We present excess tax benefits or shortfall from the exercise of stock options, if any, as financing cash flows, rather than operating cash flows.

Blizzard Equity Plan (“BEP”)

In 2006, Blizzard implemented the BEP, an equity incentive plan denominated in U.S. dollars. Under the BEP, restricted shares of Blizzard stock and other cash settled awards were granted to certain key executives and employees of Blizzard.

At June 30, 2009, unrecognized compensation expense under the BEP was $10 million, which will be recognized over the following six months. At June 30, 2009, accrued expenses and other liabilities in our Condensed Consolidated Balance Sheet included $79 million related to this plan.

Vivendi Corporate Plan

There were no new grants from Vivendi during the three and six months ended June 30, 2009.  During the three and six months ended June 30, 2009 there were no material changes to the components of the cash-settled instruments. At June 30, 2009, other liabilities included $5 million relating to the Vivendi Corporate Plan.

Method and Assumptions on Valuation of Stock Options

Our stock options have features that differentiate them from exchange-traded options. These features include lack of transferability, early exercise, vesting restrictions, pre- and post-vesting termination provisions, blackout dates, and time-varying inputs. In addition, some of the options have non-traditional features, such as accelerated vesting upon the satisfaction of certain performance conditions that must be reflected in the valuation. A binomial-lattice model was selected because it is better able to explicitly address these features than closed-form models such as the Black-Scholes model, and is able to reflect expected future changes in model inputs, including changes in volatility, during the option’s contractual term.

We have estimated the expected future changes in model inputs during the option’s contractual term. The inputs required by our binomial-lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee rank-specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee rank-specific estimates of expected time-to-exercise (“ETTE”) were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, which is conditional on the option surviving to that time period, and then using those probabilities to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.

The following tables present the weighted-average assumptions and the weighted-average fair value at grant date using the binomial-lattice model:

	Employee and director options for three months ended June 30, 2009	Employee and director options for six months ended June 30, 2009
Expected life (in years)	6.68	6.67
Risk free interest rate	3.33%	3.33%
Volatility	54.61%	54.59%
Dividend yield	—	—
Weighted-average fair value at grant date	$5.88	$5.86

To estimate volatility for the binomial-lattice model, we use methods that consider the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard’s stock) during the option’s contractual term to estimate long-term volatility, and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility. Based on these methods, for options granted during the three and six months ended June 30, 2009, the expected stock price volatility ranged from 48.44% to 60.77%.

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

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is an output from the binomial-lattice model. The expected life of employee stock options depends on all of the underlying assumptions and calibration of our model. A binomial-lattice model can be viewed as assuming that employees will exercise their options when the stock price equals or exceeds an exercise boundary. The exercise boundary is not constant, but continually declines as the option’s expiration date approaches. The exact placement of the exercise boundary depends on all of the model inputs as well as the measures that are used to calibrate the model to estimated measures of employees’ exercise and termination behavior.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Accuracy of Fair Value Estimates

We developed the assumptions used in the binomial-lattice model, including model inputs and measures of employees’ exercise and post-vesting termination behavior. Our ability to accurately estimate the fair value of share-based payment awards at the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs as long as ten years into the future. These inputs include, but are not limited to, expected stock price volatility, risk-free rate, dividend yield, and employee termination rates. Although the fair value of employee stock options is determined using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer and a willing seller. Unfortunately, it is difficult to determine if this is the case, because markets do not currently exist that permit the active trading of employee stock option and other share-based instruments.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock rights, the BEP, and the Vivendi Corporate Plan included in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cost of sales—software royalties and amortization	$10	$—	$15	$—
Cost of sales—MMORPG	—	—	—	1
Product development	8	9	17	27
Sales and marketing	4	1	7	2
General and administrative	20	2	32	(9)
Restructuring	—	—	2	—
Stock-based compensation expense before income taxes	42	12	73	21
Income tax benefit	(15)	(4)	(29)	(8)
Total stock-based compensation expense, net of income tax benefit	$27	$8	$44	$13

As a result of the reverse acquisition accounting treatment for the Business Combination, previously issued Activision, Inc. stock options and restricted stock rights granted to employees and directors outstanding and unvested at the date of the Business Combination, were accounted for as an exchange of awards. The fair value of the outstanding vested and unvested awards was measured on the date of the acquisition, and for unvested awards, which required service subsequent to the date of the Business Combination, a portion of the awards’ fair values was allocated to future service and will be recognized over the remaining future requisite service period. As a result of this fair value measurement of stock-based payment awards on the date of the acquisition, we estimate that we incurred an additional $17 million and $26 million of stock-based compensation expense for the three and six months ended June 30, 2009, respectively.

Stock option expenses included in the development costs of computer software are capitalized as discussed in Note 3 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The following table summarizes stock-based compensation included in our Consolidated Balance Sheets as a component of software development (amounts in millions):

Software development
Balance at December 31, 2008	$36
Stock-based compensation expense capitalized during period	31
Amortization of capitalized stock-based compensation expense	(11)
Balance at June 30, 2009	$56

18.       Related party transactions

Treasury

Our foreign currency risk policy seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps was $320 million at June 30, 2009. The notional amounts of outstanding forward foreign exchange contracts and foreign exchange swaps were $126 million and $118 million, respectively, at December 31, 2008. See Note 10 of the Notes to Condensed Consolidated Financial Statements for pre-tax net realized and unrealized gains (losses) that resulted from foreign exchange contracts and swaps with Vivendi and were recognized in our Condensed Consolidated Statements of Operations.

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

19.       Recently issued accounting pronouncements

On April 9, 2009, the Financial Accounting Standards Board (the “FASB”) issued the following three Final Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

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

The FSPs are effective for interim and annual periods ending after June 15, 2009 and the adoption of these standards did not have a material impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No.167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” Additionally, SFAS No.167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We are currently evaluating the impact from the adoption of SFAS No. 167 on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the second quarter of 2009. The adoption of SFAS No. 165 did not significantly impact our reporting of subsequent events either through recognition or disclosure.

20.       Subsequent events

Repurchase Program

On July 31, 2009, our Board of Directors authorized an increase of $250 million to the stock repurchase program bringing the total authorization to $1.25 billion. See Note 15 of the Notes to Condensed Consolidated Financial Statements for further details regarding the repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a worldwide pure-play online, personal computer (“PC”), console, and hand-held game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our organizational structure, we operate four operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, hand-held platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment (“Sony”) PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Sony PlayStation Portable (“PSP”) and Nintendo Dual Screen (“NDS”) hand-held devices; the PC; and the new hand-held game system Nintendo DSi. Our Activision business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. Activision’s products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision’s target customer base ranges from casual players to game enthusiasts, and children to adults.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game (“MMORPG”) category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft, which is played by more than 11 million subscribers worldwide, and the multiple award-winning Diablo, StarCraft, and Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, such as prepaid cards and other ancillary online revenues); retail sales of physical “boxed” products; electronic download sales of PC products; and licensing of software to third-party companies that distribute World of Warcraft in China, Russia, and Taiwan. Blizzard is currently developing new games, including sequels to the StarCraft and Diablo franchises. Blizzard has entered into a new licensing agreement for World of Warcraft, StarCraft II, Battle.net and Warcraft III with an affiliated company of NetEase.com, Inc. in mainland China for a term of 3 years.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Activision Blizzard’s non-core exit operations

Activision Blizzard’s non-core exit operations (“Non-Core”) represent legacy Vivendi Games’ divisions or business units that we have exited or substantially wound down as part of our restructuring and integration efforts as a result of the Business Combination described below, but do not meet the criteria for separate reporting of discontinued operations.

Business Combination

On July 9, 2008, a business combination (the “Business Combination”) by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. (“Vivendi Games”), a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. For accounting purposes, the Business Combination is treated as a “reverse acquisition,” with Vivendi Games deemed to be the acquirer. The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of the Business Combination.

Management’s Overview of Business Trends

Business Highlights

According to market research companies including the NPD Group, Charttrack, and Gfk, during the three months ended June 30, 2009:

•                  Activision Blizzard was the #1 U.S. third-party console and hand-held publisher;

•                  PROTOTYPE, Guitar Hero World Tour, and X-Men Origins: Wolverine were three of the top-10 best selling titles in the U.S.;

•                  Activision Blizzard grew its North American and European market share 2.8 points across all platforms to 12.7% from 9.9% for the previous year;

•                  Activision Blizzard was the #1 publisher overall in North America and Europe on the Xbox 360 and PS2;

•                  X-Men Origins: Wolverine and Transformers: Revenge of the Fallen were respectively the #1 and #2 best-selling movie-based games released on the same dates as their respective theatrical films in North America;

•                  PROTOTYPE was the #1 best-selling console title in North America for the month of June 2009; and

•                  Activision Blizzard increased its European market share 2.8 points to 10.5% compared to the same period in 2008;

And during the six months ended June 30, 2009:

•                  Activision Blizzard was the #1 North American third-party console and hand-held publisher;

•                  Guitar Hero World Tour and Call of Duty: World at War were two of the top-5 best selling titles in North America and Europe;

•                  Activision Blizzard grew its North American and European market share of the music/dance category 8 points to 53% as compared to the same period last year; and

•                  Guitar Hero was the #1 best-selling third-party franchise in North America and Europe;

Other Business Highlights

On April 16, 2009, Blizzard announced that World of Warcraft will be licensed to an affiliated company of NetEase.com, Inc. in mainland China for a term of three years. On July 16, 2009, Blizzard and NetEase announced that the game is ready to relaunch pending receipt of the necessary approval from the Chinese government.

Activision 2009 Releases

Activision expects to continue to build its success in releasing games based on proven franchises such as Call of Duty, Guitar Hero, Transformers, X-Men, Marvel, Tony Hawk, Wolfenstein, and Ice Age.

Games released during the six months ended June 30, 2009 included:

•                  Monsters vs. Aliens;

•                  Guitar Hero: Metallica;

•                  X-Men Origins: Wolverine;

•                  Guitar Hero: Modern Hits;

•                  PROTOTYPE;

•                  Guitar Hero: Smash Hits;

•                  Transformers: Revenge of the Fallen;

•                  Ice Age: Dawn of the Dinosaurs; and

•                  the first and second map packs for Call of Duty: World at War.

The more notable games, among other titles, scheduled for release during the remainder of 2009 include:

•                  the third map pack for Call of Duty: World at War;

•                  Wolfenstein;

•                  Marvel Ultimate Alliance 2;

•                  Guitar Hero 5;

•                  a new anticipated racing game titled Blur developed by Bizarre Creations;

•                  DJ Hero;

•                  Band Hero;

•                  Tony Hawk: Ride;

•                  Call of Duty: Modern Warfare 2; and

•                  Bakugan Battle Brawlers.

Economic Conditions

The video games industry in North America and Europe had combined overall decreases of 28% and 18% in sales revenues for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, according to The NPD Group, Charttrack and Gfk, as a result of a stronger base in the 2008 periods primarily due to a larger number of blockbuster product launches and a weakening economy in 2009. Despite this challenging macroeconomic environment Activision Blizzard gained market share during the three months ended June 30, 2009 compared to the same period in 2008.

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

The following table sets forth Consolidated Statements of Operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008

Net revenues:
Product sales	$747	72%	$80	23%	$1,437	71%	$141	21%
Subscription, licensing, and other revenues	291	28	272	77	582	29	536	79
Total net revenues	1,038	100	352	100	2,019	100	677	100

Costs and expenses:
Cost of sales — product costs	281	27	39	11	577	28	74	11
Cost of sales — software royalties and amortization	86	8	16	4	158	8	37	5
Cost of sales — intellectual property licenses	54	5	7	2	118	6	9	1
Cost of sales — MMORPG	51	5	44	13	103	5	93	14
Product development	123	12	99	28	240	12	203	30
Sales and marketing	118	11	51	15	201	10	78	12
General and administrative	92	9	50	14	195	10	74	11
Restructuring	15	2	—	—	30	1	—	—

Total costs and expenses	820	79	306	87	1,622	80	568	84

Operating income	218	21	46	13	397	20	109	16

Investment income, net	—	—	2	1	10	—	4	1

Income before income tax expense	218	21	48	14	407	20	113	17

Income tax expense	23	2	20	6	23	1	42	6

Net income	$195	19%	$28	8%	$384	19%	$71	11%

Three and Six Months ended June 30, 2009 highlights

Operating Highlights (amounts in millions)

	Three months ended June 30,			Six months ended June 30,
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)

Net revenues:
Activision	$448	$54	$394	$796	$92	$704
Blizzard	290	291	(1)	581	571	10
Distribution	63	—	63	148	—	148
Activision Blizzard’s core operations	801	345	456	1,525	663	862
Activision Blizzard’s non-core exit operations	—	5	(5)	1	10	(9)

Operating segments total	801	350	451	1,526	673	853
Reconciliation to consolidated net revenues:
Net effect from deferral net revenues	237	2		493	4
Consolidated net revenues	1,038	352		2,019	677

Segment income (loss) from operations:
Activision	21	(16)	37	(6)	(34)	28
Blizzard	134	147	(13)	277	301	(24)
Distribution	1	—	1	4	—	4
Activision Blizzard’s core operations	156	131	25	275	267	8
Activision Blizzard’s non-core exit operations	(3)	(75)	72	(8)	(140)	132

Operating segments total	153	56	97	267	127	140
Reconciliation to consolidated operating income:
Net effect from deferral of net revenues and related costs of sales	164	3		331	5
Stock-based compensation expense	(43)	(12)		(71)	(21)
Restructuring expense	(15)	—		(30)	—
Amortization of intangible assets and purchase price accounting related adjustments	(38)	(1)		(83)	(2)
Integration and transaction costs	(3)	—		(17)	—

Consolidated operating income	$218	$46		$397	$109

Net Revenues

For the three and six months ended June 30, 2009, net revenues from Activision and Distribution segments increased compared to the same periods in 2008 whereas Blizzard’s net revenues remained constant. These results were principally attributable to the following:

•                  As a result of the Business Combination, net revenues of $355 million and $685 million from the Activision business operated by Activision, Inc. prior to the Business Combination were included in the three and six months ended June 30, 2009, respectively, but not for the same periods in 2008;

•                  Activision’s net revenues for the three and six months ended June 30, 2009 included catalog sales of Call of Duty: World at War, Call of Duty: Modern Warfare, and Guitar Hero World Tour;

•                  Activision’s net revenues for the three months ended June 30, 2009 included the newly released games X-Men Origins: Wolverine; PROTOTYPE; Guitar Hero: Metallica (released in Europe and Asia Pacific); Guitar Hero: Smash Hits; Guitar Hero: Modern Hits; Transformers: Revenge of the Fallen; and Ice Age: Dawn of the Dinosaurs;

•                  Blizzard’s net revenues have remained steady for the three months ended June 30, 2009 compared to the same period in 2008 while Blizzard’s net revenues slightly increased for the six months ended June 30, 2009 compared to the same period in 2008 as a result of an increase of digital download revenue and value added services; and

•                  As a result of the Business Combination, Distribution net revenues of $63 million and $148 million were included in the three and six months ended June 30, 2009, respectively, but not for the same periods in 2008.

We estimate that changes in foreign exchange rates had an approximately $60 million and $150 million unfavorable impact to Activision Blizzard’s consolidated net revenues for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 as the U.S. dollar strengthened primarily in relation to the British pound, euro, Australian dollar, Korean won, and Swedish krona.

Segment Income (Loss) from Operations

For the three and six months ended June 30, 2009, the increase in total operating segment income compared to the same periods in 2008 was principally attributable to the decrease in the Non-Core segment operating loss due to the wind down of Vivendi Games’ legacy divisions and business.

This was partially offset by a decrease in Blizzard’s operating income due to an increase in investments in customer service and marketing support for World of Warcraft as well as an increase in product development costs in support of multiple titles in development.

As a result of the Business Combination, operating losses of $4 million and $39 million from the Activision business operated by Activision, Inc. prior to the Business Combination were included in the three and six months ended June 30, 2009, respectively, but not in the same periods in 2008. Activision’s operating losses for the six months ended June 30, 2009 were primarily driven by significant product development investment for its slate of future titles and the intellectual properties licenses expense due to the release of the movie-related titles.

Supplemental Pro Forma Information

The consummation of the Business Combination has resulted in the businesses operated by Activision, Inc. prior to the Business Combination being included from the date of the Business Combination (i.e. from July 9, 2008 onwards), but not for prior periods. In the following table, we combine Activision, Inc.’s financial information with Activision Blizzard’s reported financial information to show the comparable three and six months pro forma periods ended June 30, 2008 of Activision Blizzard. This pro forma information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Business Combination and therefore is not necessarily indicative of results that would have been achieved had the business been combined during the periods presented. We have included schedules of reconciliation of the reported consolidated and segment financial information to the pro forma consolidated and segment financial information. Further, see Note 13 to the Condensed Consolidated Financial Statements for details of our segment presentation.

	Three months ended June 30,			Six months ended June 30,
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)

Pro forma net revenues:
Activision	$448	$632	$(184)	$796	$1,184	$(388)
Blizzard	290	291	(1)	581	571	10
Distribution	63	76	(13)	148	165	(17)
Activision Blizzard’s core operations	801	999	(198)	1,525	1,920	(395)
Activision Blizzard’s non-core exit operations	—	5	(5)	1	10	(9)

Pro forma operating segments total	801	1,004	(203)	1,526	1,930	(404)
Reconciliation to pro forma consolidated net revenues:
Net effect from deferral net revenues	237	2		493	4
Pro forma consolidated net revenues	$1,038	$1,006		$2,019	$1,934

Pro forma segment income (loss) from operations:
Activision	$21	$87	$(66)	$(6)	$138	$(144)
Blizzard	134	147	(13)	277	301	(24)
Distribution	1	1	—	4	4	—
Activision Blizzard’s core operations	156	235	(79)	275	443	(168)
Activision Blizzard’s non-core exit operations	(3)	(75)	72	(8)	(140)	132

Pro forma operating segments total	153	160	(7)	267	303	(36)
Reconciliation to pro forma consolidated operating income:
Net effect from deferral of net revenues and related costs of sales	164	3		331	5
Stock-based compensation expense	(43)	(58)		(71)	(113)
Restructuring expense	(15)	—		(30)	—
Amortization of intangible assets and purchase price accounting related adjustments	(38)	(41)		(83)	(85)
Integration and transaction costs	(3)	—		(17)	—

Pro forma consolidated operating income	$218	$64		$397	$110

The decreases in Activision segment net revenues in the three and six months ended June 30, 2009 compared to the same periods in 2008 are mainly attributable to:

•                  Weakening market conditions as a result of declining consumer spending; and

•                  The stronger 2008 base period for our Guitar Hero franchise.

The decreases in Activision segment operating income in the three and six months ended June 30, 2009 compared to the same periods in 2008 are mainly attributable to:

•                  Weakening market conditions as a result of declining consumer spending;

•                  The stronger 2008 base period for our Guitar Hero franchise;

•                  The unfavorable impact of changes in foreign exchange rates with the U.S. dollar strengthened primarily in relation to the British pound, euro, Australian dollar, Korean won, and Swedish krona;

partially offset by:

•                  Lower operating expenses due in part to the cost containment strategies we implemented and synergies resulting from our restructuring.

Schedules of Reconciliation of Reported Consolidated and Segment Financial Information to Pro Forma Consolidated and Segment Financial Information for the Three and Six Months ended June 30, 2008

For the three months ended June 30, 2008, the pro forma Activision Blizzard financial information combined the financial information of Activision, Inc. for the three months ended June 30, 2008 with Activision Blizzard’s reported financial information for the three months ended June 30, 2008. Activision, Inc.’s financial information for the three months ended June 30, 2008 are extracted from quarterly information that has not been audited and has not been included in any of Activision, Inc.’s annual financial statements.

	For the three months ended June 30, 2008
	Reported	Activision, Inc.	Pro forma adjustments*	Pro forma Activision Blizzard
Consolidated net revenues	$352	$654	$—	$1,006
Reconciliation to segment net revenues:
Net effect from deferral net revenues	(2)	—	—	(2)
Total segment net revenues	$350	$654	$—	$1,004
Segment net revenues
Activision	$54	$578	$—	$632
Blizzard	291	—	—	291
Distribution	—	76	—	76
Activision Blizzard’s core operations	345	654	—	999
Activision Blizzard’s non-core operations	5	—	—	5
Total segment net revenues	$350	$654	$—	$1,004
Consolidated operating income (loss)	$46	$80	$(62)	$64
Reconciliation to segment operating income (loss):
Net effect from deferral of net revenues and cost of sales	(3)	—	—	(3)
Stock-based compensation	12	12	34	58
Restructuring expenses	—	—	—	—
Amortization of intangible assets and purchase price accounting related adjustments	1	—	40	41
Integration and transaction costs	—	12	(12)	—
Total segment operating income (loss)	$56	$104	$—	$160
Segment operating income (loss)
Activision	$(16)	$103	$—	$87
Blizzard	147	—	—	147
Distribution	—	1	—	1
Activision Blizzard’s core operations	131	104	—	235
Activision Blizzard’s non-core exit operations	(75)	—	—	(75)
Total segment operating income (loss)	$56	$104	$—	$160

Consolidated net income	$28	$59	$(38)	$49

For the six months ended June 30, 2008, the pro forma Activision Blizzard financial information combined the financial information of Activision, Inc. for the three months ended June 30, 2008 (as described above) and the three months ended March 31, 2008 with Activision Blizzard’s reported financial information for the six months ended June 30, 2008. Activision, Inc.’s financial information for the three months ended March 31, 2008 are extracted from quarterly information that has not been audited.

	For the six months ended June 30, 2008
	Reported	Activision, Inc.	Pro forma adjustments*	Pro forma Activision Blizzard
Consolidated net revenues	$677	$1,257	$—	$1,934
Reconciliation to segment net revenues:
Net effect from deferral net revenues	(4)	—	—	(4)
Total segment net revenues	$673	$1,257	$—	$1,930
Segment net revenues
Activision	$92	$1,092	$—	$1,184
Blizzard	571	—	—	571
Distribution	—	165	—	165
Activision Blizzard’s core operations	663	1,257	—	1,920
Activision Blizzard’s non-core operations	10	—	—	10
Total segment net revenues	$673	$1,257	$—	$1,930
Consolidated operating income (loss)	$109	$134	$(133)	$110
Reconciliation to segment operating income (loss):
Net effect from deferral of net revenues and cost of sales	(5)	—	—	(5)
Stock-based compensation	21	30	62	113
Restructuring expenses	—	—	—	—
Amortization of intangible assets and purchase price accounting related adjustments	2	—	83	85
Integration and transaction costs	—	12	(12)	—
Total segment operating income (loss)	$127	$176	$—	$303
Segment operating income (loss)
Activision	$(34)	$172	$—	$138
Blizzard	301	—	—	301
Distribution	—	4	—	4
Activision Blizzard’s core operations	267	176	—	443
Activision Blizzard’s non-core exit operations	(140)	—	—	(140)
Total segment operating income (loss)	$127	$176	$—	$303

Consolidated net income	$71	$103	$(81)	$93

* The pro forma adjustments include the increased amortization expense resulting from the application of the purchase method of accounting ($40 million and $83 million for the three and six months ended June 30, 2008, respectively), elimination of Activision, Inc.’s historical transaction costs ($12 million for the three and six months ended June 30, 2008), and an increase in stock-based compensation expense associated with the increase in the fair value of Activision, Inc.’s unvested stock awards at the closing date of the transaction ($34 million and $62 million for the three and six months ended June 30, 2008, respectively). Pro forma adjustments are tax effected at the combined federal and state statutory rate of 39.4%.

Cash Flow Highlights (amounts in millions)

	For the six months ended June 30,		Increase/
	2009	2008	(Decrease)

Cash flows provided by operating activities	$209	$190	$19
Cash flows used in investing activities	(24)	(19)	(5)
Cash flows used in financing activities	(441)	(172)	(269)

For the six months ended June 30, 2009, the primary drivers of cash flows from operating activities included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers, and intellectual property holders, and to our employees. We made capital expenditures of $24 million primarily for property and equipment during the six months ended June 30, 2009. Cash flows used in financing activities reflect our repurchase of 51 million shares of our common stock for $542 million under the stock repurchase program, partially offset by $45 million of proceeds from issuance of common stock to employees.

Results of Operations — Three and Six Months Ended June 30, 2009 and 2008

Net Revenues

The following table details our consolidated net revenues by geographic region for the three months ended June 30, 2009 and 2008 (amounts in millions):

	Three months ended June 30,		Increase/
	2009	2008	(Decrease)
Net revenues by geographic region:
North America	$557	$155	$402
Europe	345	147	198
Asia Pacific	73	45	28
Total net revenues by geographic region	975	347	628
Distribution net revenues	63	—	63
Activision Blizzard’s non-core exit operations	—	5	(5)

Total consolidated net revenues	$1,038	$352	$686

Geographically, all regions recorded an increase in net revenues compared to the same period of the prior year. As a result of the Business Combination, net revenues of $343 million, $181 million, and $26 million, for the three months ended June 30, 2009 from the Activision business operated by Activision, Inc. prior to the Business Combination were included in North America, Europe, and Asia Pacific, respectively, but not for the same period in 2008.

The following table details our consolidated net revenues by geographic region for the six months ended June 30, 2009 and 2008 (amounts in millions):

	Six months ended June 30,		Increase/
	2009	2008	(Decrease)
Net revenues by geographic region:
North America	$1,081	$294	$787
Europe	652	283	369
Asia Pacific	137	90	47
Total net revenues by geographic region	1,870	667	1,203
Distribution net revenues	148	—	148
Activision Blizzard’s non-core exit operations	1	10	(9)

Total consolidated net revenues	$2,019	$677	$1,342

Geographically, all regions recorded an increase in net revenues compared to the same period of the prior year. As a result of the Business Combination, net revenues of $690 million, $359 million, and $54 million, for the six months ended June 30, 2009 from the Activision business operated by Activision, Inc. prior to the Business Combination were included in North America, Europe, and Asia Pacific, respectively, but not for the same period in 2008.

For the three and six months ended June 30, 2009, other than the 2009 second quarter new worldwide releases, Europe and Asia Pacific net revenues were driven by the 2009 second quarter European and Asia Pacific release of Guitar Hero: Metallica, strong catalog sales of Call of Duty: World at War, and Call of Duty: Modern Warfare, and the increased number of subscribers for World of Warcraft as compared to the same periods in 2008.

Net Revenues by Platform

The following table details our net revenues by platform and as a percentage of total platform net revenues for the three months ended June 30, 2009 and 2008 (amounts in millions):

	Three Months Ended	% of total platform	Three months ended	% of total platform	Increase/
	June 30, 2009	net revs.	June 30, 2008	net revs.	(Decrease)

Net revenues:
MMORPG	$324	33%	$283	81%	$41
PC and other	41	4	13	4	28

Console
Sony PlayStation 3	152	16	15	5	137
Sony PlayStation 2	44	4	9	2	35
Microsoft Xbox360	231	24	15	4	216
Nintendo Wii	118	12	3	1	115

Total console	545	56	42	12	503

Hand-held	65	7	9	3	56

Total net revenues by platform	975	100	347	100	628
Distribution	63		—		63
Activision Blizzard’s non-core exit operations	—		5		(5)

Total consolidated net revenues	$1,038		$352		$686

The following table details our net revenues by platform and as a percentage of total platform net revenues for the six months ended June 30, 2009 and 2008 (amounts in millions):

	Six Months Ended	% of total platform	Six months ended	% of total platform	Increase/
	June 30, 2009	net revs.	June 30, 2008	net revs.	(Decrease)

Net revenues:
MMORPG	$638	34%	$558	83%	$80
PC and other	87	5	25	4	62

Console
Sony PlayStation 3	283	15	17	3	266
Sony PlayStation 2	84	5	22	3	62
Sony PlayStation	—	—	1	—	(1)
Microsoft Xbox360	429	23	17	3	412
Nintendo Wii	252	13	7	1	245

Total console	1,048	56	64	10	984

Hand-held	97	5	20	3	77

Total net revenues by platform	1,870	100	667	100	1,203
Distribution	148		—		148
Activision Blizzard’s non-core exit operations	1		10		(9)

Total consolidated net revenues	$2,019		$677		$1,342

Net revenues from MMORPG increased for the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to increases in World of Warcraft subscribers, digital download revenue and additional value added services compared to the same period of the prior year.

Net revenues from platforms increased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to the Business Combination as a result of which net revenues of $550 million and $1.1 billion from the Activision business operated by Activision, Inc. prior to the Business Combination were included in the three and six months ended June 30, 2009, but not for the same periods in 2008.

Costs and Expenses

Cost of Sales

The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three months ended June 30, 2009 and 2008 (amounts in millions):

	Three months		Three months
	ended June 30,	% of consolidated	ended June 30,	% of consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Product costs	$281	27%	$39	11%	$242
Software royalties and amortization	86	8	16	4	70
Intellectual property licenses	54	5	7	2	47
MMORPG	51	5	44	13	7

Product costs primarily consist of direct manufacturing costs. Software royalties and amortization primarily consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs.  Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music, or other intellectual property or proprietary rights in the development of our products.

For the three months ended June 30, 2009, cost of sales increased compared to the same period of the prior year primarily due to the consummation of the Business Combination, which resulted in cost of sales from the businesses operated by Activision, Inc. prior to the Business Combination of $247 million of product costs, $82 million of software royalties and amortization, and $48 million of intellectual property licenses being included for the three months ended June 30, 2009, but not for the same period of the prior year.

Amortization of intangible assets and other purchase price accounting related adjustments of $1 million, $12 million, and $24 million are included in product costs, software royalties and amortization, and intellectual property licenses, respectively, for the three months ended June 30, 2009.

The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the six months ended June 30, 2009 and 2008 (amounts in millions):

	Six months		Six months
	ended June 30,	% of consolidated	ended June 30,	% of consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Product costs	$577	28%	$74	11%	$503
Software royalties and amortization	158	8	37	5	121
Intellectual property licenses	118	6	9	1	109
MMORPG	103	5	93	14	10

For the six months ended June 30, 2009, cost of sales increased compared to the same period of the prior year primarily due to the consummation of the Business Combination, which resulted in cost of sales from the businesses operated by Activision, Inc. prior to the Business Combination of $530 million of product costs, $151 million of software royalties and amortization, and $112 million of intellectual property licenses being included for the six months ended June 30, 2009, but not for the same period of the prior year.

Amortization of intangible assets and other purchase price accounting related adjustments of $3 million, $29 million, and $51 million are included in product costs, software royalties and amortization, and intellectual property licenses, respectively, for the six months ended June 30, 2009.

Product Development (amounts in millions)

	June 30,	% of consolidated	June 30,	% of consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Three months ended	$123	12%	$99	28%	$24
Six months ended	240	12	203	30	37

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.

For the three and six months ended June 30, 2009, product development costs increased compared to the same periods of the prior year. The increase was primarily attributable to the following:

•                  The consummation of the Business Combination, which resulted in product development costs of $71 million and $143 million from the Activision business operated by Activision, Inc. prior to the Business Combination being included for the three and six months ended June 30, 2009, respectively, but not for the same periods of the prior year; and

•                  Continuous product development investment in future titles.

The increase was partially offset by a reduction of product development costs as a result of the implementation of our organizational restructuring including title portfolio rationalization.

Sales and Marketing (amounts in millions)

		% of		% of
	June 30,	consolidated	June 30,	consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Three months ended	$118	11%	$51	15%	$67
Six months ended	201	10	78	12	123

Selling and marketing expenses consist of advertising, promotional expenses, and sales and marketing personnel-related costs.

For the three and six months ended June 30, 2009, sales and marketing increased compared to the same periods of the prior year. The increase in sales and marketing was principally the result of:

•                  The consummation of the Business Combination, which resulted in sales and marketing expenses of $81 million and $147 million from the businesses operated by Activision, Inc. prior to the Business Combination being included for the three and six months ended June 30, 2009, respectively, but not for the same periods of the prior year; and

•                  Increased investment in marketing by Blizzard.

The increase was partially offset by a reduction of sales and marketing expenses as a result of implementation of our organizational restructuring.

General and Administrative (amounts in millions)

		% of		% of
	June 30,	consolidated	June 30,	consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Three months ended	$92	9%	$50	14%	$42
Six months ended	195	10	74	11	121

General and administrative expenses primarily consist of personnel-related expenses of executive and administrative staff, related overhead costs, and fees for professional services such as legal, information technology, and accounting.

For the three and six months ended June 30, 2009, general and administrative expenses increased compared to the same periods of the prior year. The increase in general and administrative expenses was principally the result of the consummation of the Business Combination, which resulted in general and administrative expenses of $51 million and $114 million (including $3 million and $17 million of integration costs) from the businesses operated by Activision, Inc. prior to the Business Combination being included for the three and six months ended June 30, 2009, respectively, but not for the same periods of the prior year.

For the three and six months ended June 30, 2009, we recorded $20 million and $32 million of stock option expenses, respectively, in general and administrative expenses compared to expenses of $2 million and income of $9 million recorded in same periods of the prior year, respectively. The increase in fair value of outstanding options at the Business Combination date contributed to the higher stock option expenses.

Restructuring Charges (amounts in millions)

		% of		% of
	June 30,	consolidated	June 30,	consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Three months ended	$15	2%	$—	—%	$15
Six months ended	30	1	—	—	30

In the third quarter of 2008, we implemented an organizational restructuring as a result of the Business Combination. This organizational restructuring was to integrate different operations and to streamline the combined Activision Blizzard organization. The implementation of the organizational restructuring resulted in the following restructuring charges: severance costs, contract termination costs, fixed asset write-off on disposals, impairment charges on acquired trade names, prepaid royalties, intellectual property licenses, impairment charges on goodwill, and loss on disposal of assets/liabilities. We communicated to the affected employees and ceased use of certain offices under operating lease contracts. We have exited or substantially wound down our non-core operations, and at June 30, 2009 completed in majority the organizational restructuring activities as a result of the Business Combination. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more detail.

Investment Income, Net (amounts in millions)

		% of		% of
	June 30	consolidated	June 30,	consolidated	Increase/
	2009	net revenues	2008	net revenues	(Decrease)

Three months ended	$—	—%	$2	1%	$(2)
Six months ended	10	—	4	1	6

Interest income, net, decreased $2 million for the three months ended June 30, 2009, compared to the same period of 2008 as a result  of losses associated with foreign exchange contracts.  Investment income for the six months ended June 30, 2009, was primarily derived from company’s cash and cash equivalents and investments.  Investment income increased for the six months ended June 30, 2009, compared to the same period of the prior year primarily as a result of higher cash and cash equivalents balances, offset, in part, by lower interest rates.

Income Tax Expense (amounts in millions)

		% of		% of
	June 30,	pre-tax	June 30,	pre-tax	Increase/
	2009	income	2008	income	(Decrease)

Three months ended	$23	11%	$20	42%	$3
Six months ended	23	6	42	37	(19)

The income tax expense of $23 million for the three months ended June 30, 2009 reflects an effective tax rate of 11%. The effective tax rate of 11% for the three months ended June 30, 2009 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, recognition of research and development credits and IRC 199 domestic production deductions.

For the six months ended June 30, 2009 the tax rate is based on our projected annual effective tax rate for 2009, and also includes certain discrete tax benefits recorded during the period. Our tax expense of $23 million for the six months ended June 30, 2009 reflects an effective tax rate of 6% which differs from our effective tax rate of 37% for the six months ended June 30, 2008 primarily due to foreign income taxes provided at lower rates and certain discrete tax benefits recorded during the period related to the release of valuation allowances on foreign net operating losses and the impact of changes to California tax laws.

The overall effective income tax rate for the year could be different from the tax rates in effect for the six months ended June 30, 2009 and will be dependent on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2009 and future periods will depend on a variety of factors, such as changes in the geographic mix of income, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.

We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States of America.

On May 4, 2009, President Obama’s administration announced several proposals to reform U.S. tax laws, including a proposal to further limit foreign tax credits and a proposal to defer tax deductions allocable to non-U.S. earnings until earnings are repatriated. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. Depending on their content, such reforms, if enacted, could have a material effect on our operating results and financial condition.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	At June 30, 2009	At December 31, 2008	Increase/ (Decrease)
Cash and cash equivalents	$2,728	$2,958	$(230)
Short-term investments	102	44	58
	$2,830	$3,002	$(172)

Percentage of total assets	21%	20%

	For the six months ended June 30,		Increase/
	2009	2008	(Decrease)

Cash flows provided by operating activities	$209	$190	$19
Cash flows used in investing activities	(24)	(19)	(5)
Cash flows used in financing activities	(441)	(172)	(269)

In addition to cash flows provided by operating activities, our primary source of liquidity was $2.8 billion of cash and cash equivalents and short-term investments at June 30, 2009. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital (approximately $3.4 billion at June 30, 2009), as well as availability under our credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, to finance the acquisition of intellectual property rights for future products from third parties, and to fund the stock repurchase program.

On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $1 billion worth of our common stock. Under this program, we may repurchase our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions. We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued by the Company at any time. At June 30, 2009, we had $332 million available for utilization under the repurchase program.

On July 31, 2009, our Board of Directors authorized an increase of $250 million to the stock repurchase program bringing the total authorization to $1.25 billion.

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

For the six months ended June 30, 2009, cash flows used in financing activities included $542 million used to purchase Activision Blizzard stock under the stock repurchase program.  Since the inception of the $1 billion common stock repurchase program on November 5, 2008, we have repurchased $668 million worth of our common stock under this program.

On July 31, 2009, our Board of Directors authorized an increase of $250 million to the stock repurchase program bringing the total authorization to $1.25 billion.

Capital Requirements

For the year ending December 31, 2009, we anticipate total capital expenditures of approximately $80 million. Capital expenditures will be primarily for computer hardware and software purchases.

Off-balance Sheet Arrangements

At June 30, 2009 and December 31, 2008, Activision Blizzard had no relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditure, or capital resources.

Financial Disclosure

We maintain internal control over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  We also are focused on our “disclosure controls and procedures,” which as defined by the Securities and Exchange Commission (the “SEC”) are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

•                  Accounting for Income Taxes

•                  Fair Value Estimates

•                  Business Combinations

•                  Goodwill and Intangible Assets — Impairment Assessments

•                  Stock-Based Compensation

During the six months ended June 30, 2009, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board issued three final Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

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

The FSPs are effective for interim and annual periods ending after June 15, 2009 and the adoption of these standards did not have a material impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.”  Additionally, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We are currently evaluating the impact from the adoption of SFAS No. 167 on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the second quarter of 2009. The adoption of SFAS No. 165 did not significantly impact our reporting of subsequent events either through recognition or disclosure.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in such securities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At June 30, 2009, our $2,728 million of cash and cash equivalents were comprised primarily of money market funds. At June 30, 2009, our $102 million of short-term investments included $3 million of mortgage-backed securities, $57 million of auction rate securities classified as trading and $42 million restricted cash. We have $23 million in auction rate securities at fair value classified as long-term investments at June 30, 2009. Most of our investment portfolio is invested in short-term or variable rate securities. Accordingly, we believe that a sharp change in interest rates would not have a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Currency volatility is monitored frequently throughout the year. We enter into currency forward contracts and swaps with Vivendi, generally with maturities of twelve months or less, to mitigate our risk associated with our exposures, which are comprised of foreign currency denominated financial assets and liabilities (e.g. intercompany receivables and payables) and earnings.  We expect to continue to use economic hedge programs in the future to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes.  All foreign currency hedging transactions are backed, in amount and by maturity, by an identified economic underlying item.

The gross notional amount of outstanding foreign exchange swaps was $320 million at June 30, 2009. The notional amounts of outstanding forward foreign exchange contracts and foreign exchange swaps were $126 million and $118 million, respectively, at December 31, 2008. A pre-tax net unrealized loss of $2 million and a pre-tax net unrealized loss of less than

$1 million for the three months ended June 30, 2009 and 2008, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the Condensed Consolidated Statements of Operations. A pre-tax net unrealized gain of less than $1 million and a pre-tax net unrealized loss of $1 million for the six months ended June 30, 2009 and 2008, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the Condensed Consolidated Statements of Operations.

Item 4. Controls and Procedures

Controls and Procedures

1) Definition and Limitations of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

2) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2009, the end of the period covered by this report.  Based on this controls evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

3) Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion in Note 16 to the Condensed Consolidated Financial Statements regarding legal proceedings is incorporated herein by reference.

Item 1A.  Risk Factors

Various risk factors associated with our business are included in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  In addition, the Company notes the following risk:

We can not be certain when the transitioning of World of Warcraft in China to Blizzard’s new licensee will be completed.

Our new licensee for World of Warcraft in China will not be able to begin offering the game in China on a paid basis until we obtain all required regulatory approvals, and we do not know when that will happen.  World of Warcraft was unavailable to players in mainland China from June 7, 2009 (local), the date on which our prior license arrangements expired, until July 30, 2009 (local), when our new licensee began making the game available to our previous players in China in a test format without charge.  If regulatory approvals are not granted in a timely fashion, Blizzard and its operator in China may make the game unavailable until all regulatory approvals are obtained.  Having World of Warcraft unavailable for play for a prolonged period may have a negative effect on Blizzard’s reputation and subscriber base in China, and having it unavailable or available only on an unpaid basis will result in lost revenues and net income.  Further, efforts relating to the transition may be distracting to Blizzard Entertainment’s management and other employees.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides the number of shares repurchased and average price paid per share during the three months ended June 30, 2009, and the approximate dollar value of shares that may yet be purchased under our $1 billion stock repurchase program at June 30, 2009 (amounts in millions, except number of shares and per share data).

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
April 1, 2009—April 30, 2009	—	$—	—	$561
May 1, 2009—May 31, 2009	10,438,168	11.34	10,438,168	443
June 1, 2009—June 30, 2009	8,933,079	12.45	8,933,079	332
Total	19,371,247	$11.85	19,371,247

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

In addition to the above repurchases, we had agreed to repurchase 2,026,183 shares at an average price per share of $12.69 that were unsettled at June 30, 2009.

On July 31, 2009, our Board of Directors authorized an increase of $250 million to the stock repurchase program bringing the total authorization to $1.25 billion.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2009 annual meeting of the Company’s stockholders on June 5, 2009 in Beverly Hills, California.  At the annual meeting, our stockholders voted on the following two proposals and cast their votes as follows:

Proposal No. 1: To elect 11 directors to serve until their respective successors are duly elected or appointed and qualified or until the earlier of their death, resignation or removal.

Nominee	For	Withheld
Philippe G. H. Capron	1,010,279,229	216,473,659

Robert J. Corti	1,127,338,691	99,414,197

Frédéric R. Crépin	991,260,648	235,492,240

Brian G. Kelly	1,011,266,587	215,486,301

Robert A. Kotick	989,489,697	237,263,191

Jean-Bernard Lévy	958,700,949	268,051,939

Robert J. Morgado	1,165,291,334	61,461,554

Douglas P. Morris	976,626,413	250,126,475

Stéphane Roussel	1,051,505,792	175,247,096

Richard Sarnoff	1,163,809,323	62,943,565

Régis Turrini	1,056,220,883	170,532,005

Proposal No. 2:  To approve an amendment to the Activision Blizzard, Inc. 2008 Incentive Plan to increase by $2 million the maximum aggregate amount of annual incentive compensation under such plan payable to any one participant for a single year, from $4 million to $6 million.

For	Against	Abstain	Broker Non-Votes
1,156,156,484	21,914,838	615,322	48,066,244

Item 5.  Other Information

In July 2009, our Board of Directors adopted a procedure to solicit from our stockholders potential candidates to be nominated for election to our Board of Directors.  Under this procedure, the Nominating and Corporate Governance Committee of our Board of Directors will, on an annual basis and in advance of our annual meeting of stockholders, solicit from each stockholder who holds more than one percent of our stock (and has held at least that amount of our stock for a minimum of nine months) recommendations of up to two candidates for nomination.  Stockholders will be under no obligation to submit names of candidates.  If such stockholders recommend any candidates for nomination under this procedure, the Nominating and Corporate Governance Committee will consider the qualifications of the candidates based on an objective set of criteria established by the committee and will, in the exercise of its business judgment and subject to its fiduciary duties, recommend to our Board of Directors (or the Independent Nominating Committee of our Board of Directors for so long as our By-Laws provide for the existence of this subcommittee) at least one candidate from among all candidates considered.  Our Board of Directors (or the Independent Nominating Committee, as applicable) will retain full authority, subject to its business judgment and fiduciary duties, to nominate any candidate to stand for election to our Board of Directors.

Item 6.  Exhibits

The exhibits listed on the accompanying index to exhibits are hereby incorporated by reference into this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 7, 2009

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

3.3	Amended and Restated By-Laws of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed July 15, 2008).

3.4	First Amendment to the Amended and Restated By-Laws of Activision Blizzard, Inc., dated July 28, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 31, 2008).

10.1*	Amendment, dated as of April 15, 2009, to Employment Agreement between Thomas Tippl and Activision Publishing, Inc.

10.2*	Notice of Stock Option Award, dated as of May 11, 2009, to Thomas Tippl.

10.3*	Notice of Restricted Share Award, dated as of May 11, 2009, to Thomas Tippl.

10.4*	Notice of Performance Share Award, dated as of May 11, 2009, to Thomas Tippl.

10.5*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 11, 2009).

10.6*	Description of the Non-Affiliated Director Compensation Program and Director Stock Ownership Guidelines adopted on June 5, 2009.

10.7*	Amendment, dated as of June 9, 2009, to Employment Agreement between Ronald Doornink and Activision Publishing, Inc.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Document.**

*Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

**     submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and Jun 30, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008; (iv) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2009; and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.