Form 10-Q
period 2009-09-30
Activision Blizzard, Inc.
filed 2009-11-06
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares of the registrant’s Common Stock outstanding at October 30, 2009 was 1,268,298,995.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

On July 9, 2008, a business combination (the “Business Combination”) by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. (“Vivendi Games”), a wholly-owned subsidiary of VGAC LLC, was consummated.  As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc.  For accounting purposes, the Business Combination is treated as a “reverse acquisition,” with Vivendi Games deemed to be the acquirer.  The historical financial statements of Activision Blizzard, Inc. prior to July 10, 2008 are those of Vivendi Games (see Note 1 of Condensed Consolidated Financial Statements for more details).

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “outlook,” “plan,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “to be,” “upcoming,” “will,” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only at the date on which this Form 10-Q was first filed. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of our titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, the seasonal and cyclical nature of the interactive game market, any further difficulties related to World of Warcraft in China, our ability to predict consumer preferences among competing hardware platforms, declines in software pricing, product returns and price protection, product delays, retail acceptance of our products, adoption rate and availability of new hardware (including peripherals) and related software, industry competition, rapid changes in technology, industry standards and customer preferences, protection of proprietary rights, litigation, maintenance of relationships with key personnel, customers, licensees, licensors, vendors and third-party developers, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, integration of recent acquisitions and the identification of suitable future acquisition opportunities, and the other factors identified in “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and  in our Annual Report on Form 10-K for the year ended December 31, 2008.  The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements.  Forward-looking statements believed to be true when made may ultimately prove to be incorrect.  These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share and per share data)

	At September 30, 2009	At December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,360	$2,958
Short-term investments	361	44
Accounts receivable, net of allowances of $230 million and $268 million at September 30, 2009 and December 31, 2008, respectively	228	974
Inventories	351	262
Software development	253	235
Intellectual property licenses	65	35
Deferred income taxes, net	727	536
Intangible assets, net	1	14
Other current assets	162	201
Total current assets	4,508	5,259
Long-term investments	22	78
Software development	15	1
Intellectual property licenses	—	5
Property and equipment, net	133	149
Other assets	12	30
Intangible assets, net	1,168	1,283
Trademark and trade names	433	433
Goodwill	7,161	7,227
Total assets	$13,452	$14,465

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$282	$319
Deferred revenues	471	923
Accrued expenses and other liabilities	532	842
Total current liabilities	1,285	2,084
Deferred income taxes, net	685	615
Other liabilities	190	239
Total liabilities	2,160	2,938

Commitments and contingencies (Note 16)

Shareholders’ equity:
Common stock, $.000001 par value per share, 2,400,000,000 shares authorized, 1,356,273,202 and 1,325,206,032 shares issued at September 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	12,332	12,170
Less: Treasury stock, at cost, 88,802,250 and 12,967,265 shares at September 30, 2009 and December 31, 2008, respectively	(960)	(126)
Accumulated deficit	(75)	(474)
Accumulated other comprehensive loss	(5)	(43)
Total shareholders’ equity	11,292	11,527
Total liabilities and shareholders’ equity	$13,452	$14,465

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Net revenues
Product sales	$411	$413	$1,848	$553
Subscription, licensing, and other revenues	292	298	874	834
Total net revenues	703	711	2,722	1,387

Costs and expenses
Cost of sales — product costs	185	279	762	350
Cost of sales — software royalties and amortization	54	50	212	88
Cost of sales — intellectual property licenses	45	36	163	45
Cost of sales — massively multi-player online role-playing game (“MMORPG”)	55	43	158	123
Product development	122	200	362	414
Sales and marketing	128	142	329	220
General and administrative	106	94	301	172
Restructuring	(1)	61	29	61

Total costs and expenses	694	905	2,316	1,473

Operating income (loss)	9	(194)	406	(86)

Investment and other income, net	11	24	21	28

Income (loss) before income tax expense (benefit)	20	(170)	427	(58)

Income tax expense (benefit)	5	(62)	28	(22)

Net income (loss)	$15	$(108)	$399	$(36)

Earnings (loss) per common share, basic	$0.01	$(0.08)	$0.31	$(0.04)

Earnings (loss) per common share, diluted	$0.01	$(0.08)	$0.30	$(0.04)

Weighted-average shares outstanding
Basic	1,271	1,271	1,289	816
Diluted	1,297	1,271	1,320	816

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$399	$(36)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(70)	(109)
Depreciation and amortization	187	144
Impairment charges	—	24
Unrealized gain on auction rate securities classified as trading securities	(3)	—
Unrealized loss on put option from UBS	3	—
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	192	120
Stock-based compensation expense (2)	109	47
Tax (shortfall) benefit from employee stock option exercises	(1)	2
Excess tax benefits from stock option exercises	(68)	(17)
Changes in operating assets and liabilities:
Accounts receivable	748	306
Inventories	(89)	(135)
Software development and intellectual property licenses	(229)	(119)
Other assets	53	(11)
Deferred revenues	(452)	10
Accounts payable	(39)	26
Accrued expenses and other liabilities	(370)	(127)
Net cash provided by operating activities	370	125

Cash flows from investing activities:
Capital expenditures	(41)	(24)
Proceeds from sale of investments	2	—
Proceeds from maturities of investments	9	—
Cash acquired through the business combination, net of cash payments to effect acquisitions	—	1,137
Increase in restricted cash	(40)	(35)
Purchase of short-term investments	(228)	—
Net cash (used in) provided by investing activities	(298)	1,078

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	63	19
Repurchase of common stock	(834)	—
Repurchase of stock through tender offer	—	(2)
Return of capital to Vivendi	—	(79)
Issuance of additional common stock related to the business combination	—	1,731
Excess tax benefits from stock option exercises	68	17
Net cash transfers to Vivendi and affiliated companies	—	(79)
Net cash (used in) provided by financing activities	(703)	1,607

Effect of foreign exchange rate changes on cash and cash equivalents	33	(30)

Net (decrease) increase in cash and cash equivalents	(598)	2,780

Cash and cash equivalents at beginning of period	2,958	62

Cash and cash equivalents at end of period	$2,360	$2,842

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months ended September 30, 2009

(Unaudited)

(Amounts in millions)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity

Balance at December 31, 2008	1,325	$—	$12,170	(13)	$(126)	$(474)	$(43)	$11,527

Components of comprehensive income:
Net income	—	—	—	—	—	399	—	399
Foreign currency translation adjustment	—	—	—	—	—	—	38	38
Total comprehensive income								437
Issuance of common stock pursuant to employee stock options and restricted stock rights	28	—	63	—	—	—	—	63
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	117	—	—	—	—	117
Tax shortfall from employee stock option exercises	—	—	(1)	—	—	—	—	(1)
Issuance of contingent consideration	3	—	2	—	—	—	—	2
Shares repurchased	—	—	—	(76)	(834)	—	—	(834)
Return of capital to Vivendi related to settlement of pre-Business Combination taxes	—	—	(19)	—	—	—	—	(19)

Balance at September 30, 2009	1,356	$—	$12,332	(89)	$(960)	$(75)	$(5)	$11,292

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Background and basis of presentation

Business

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), console and handheld game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our current organizational structure, we operate three operating segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment (“Sony”) PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Sony PlayStation Portable (“PSP”) and Nintendo Dual Screen (“NDS”) handheld devices; the PC; and the new handheld game system Nintendo DSi. We will continue to market to the PS2 platform as long as it remains economically attractive given the console’s installed base. Our Activision business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. Activision’s products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision’s target customer base ranges from casual players to game enthusiasts, and children to adults.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game (“MMORPG”) category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, prepaid cards and other ancillary online revenues); retail sales of physical “boxed” products; electronic download sales of PC products; and licensing of software to third-party companies that distribute World of Warcraft in China, Russia, and Taiwan. Blizzard is currently developing new games, including sequels to the StarCraft and Diablo franchises.  Blizzard has entered into licensing arrangements for World of Warcraft, StarCraft II, Battle.net and Warcraft III with an affiliated company of NetEase.com, Inc. in China for a term of 3 years.

(iii) Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Combination

On July 9, 2008, a business combination (the “Business Combination”) by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi, VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, a wholly-owned subsidiary of VGAC LLC, was consummated.  As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc.  For accounting purposes, the Business Combination is treated as a “reverse acquisition,” with Vivendi Games deemed to be the acquirer.  The historical financial statements of Activision Blizzard, Inc. prior to July 10, 2008 are those of Vivendi Games.  See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of the Business Combination.

Activision Blizzard continues to operate as a public company traded on NASDAQ under the ticker symbol ATVI and now conducts the combined business operations of Activision, Inc. and Vivendi Games including its subsidiary, Blizzard.

We maintain significant operations in the United States, Canada, the United Kingdom, Germany, France, Italy, Spain, Australia, Sweden, South Korea, Norway, Denmark, China, and the Netherlands.

Activision Blizzard’s non-core exit operations

Activision Blizzard’s non-core exit operations (“Other” or “Non-Core”) represent legacy Vivendi Games’ divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination described above, but do not meet the criteria for separate reporting of discontinued operations.  Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment, however, in light of the decreasing significance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods’ segment presentation so that it conforms to the current periods’ presentation.

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

The prior year condensed consolidated balance sheet as of December 31, 2008 and condensed consolidated statement of cash flows for the nine months ended September 30, 2008 have been adjusted to correct immaterial errors related to the elimination of intercompany receivables and payables.  The corrections reduced accounts receivable and accounts payable line items in the December 31, 2008 condensed consolidated balance sheet by $236 million, and the September 30, 2008 condensed consolidated balance sheet (not presented herein) by $82 million, which increased the change in accounts receivable and decreased the change in accounts payable reflected in the condensed consolidated statement of cash flows for the nine months ended September 30, 2008 by $82 million. These corrections had no impact on net income, earnings (loss) per share, working capital or net cash provided by operating, investing and financing activities.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Subsequent events have been evaluated through November 6, 2009, the date of issuance of these financial statements.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are a reasonable approximation of fair value due to their short-term nature. At September 30, 2009, our $361 million of short-term investments included $54 million of auction rate securities (“ARS”) classified as trading, $228 million of U.S. government agency securities classified as available-for-sale, $77 million of restricted cash, and $2 million of mortgage-backed securities. The U.S. government agency securities and mortgage-backed securities are carried at fair value with fair values estimated based on quoted market prices. Long-term investments represent ARS classified as available-for-sale. Both short-term and long-term ARS, which are comprised of student loan backed securities, are carried at fair value with fair values estimated using an income-approach model (discounted cash-flow analysis).

Other-Than-Temporary Impairments

A debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and we intend, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if we do not intend to sell the security, and it is more-likely-than-not that we will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

Derivative Financial Instruments

On January 1, 2009, we adopted an amendment issued by the Financial Accounting Standards Board (“FASB”) regarding disclosures about derivative investments and hedging activities.  The adoption of such amendment had no financial impact on our Condensed Consolidated Financial Statements and only required additional financial statement disclosures. We have applied the requirements of the amendment on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. At September 30, 2009, no financial statement disclosures were included in our Condensed Consolidated Financial Statements due to immateriality.

3.              Inventories

Our inventories consist of the following (amounts in millions):

	At September 30, 2009	At December 31, 2008
Finished goods	$320	$251
Purchased parts and components	31	11

	$351	$262

4.              Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2009 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Total

Balance at December 31, 2008	$7,037	$178	$12	$7,227
Issuance of contingent consideration	2	—	—	2
Goodwill acquired	3	—	—	3
Purchase accounting adjustments	(6)	—	—	(6)
Tax benefit credited to goodwill	(67)	—	—	(67)
Effect of foreign exchange rate changes	2	—	—	2

Balance at September 30, 2009	$6,971	$178	$12	$7,161

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

5.              Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At September 30, 2009
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
License agreements	3 - 10 years	$209	$(26)	$183
Developed software	1 - 2 years	288	(286)	2
Game engines	2 - 5 years	133	(66)	67
Internally developed franchises	11 - 12 years	1,124	(218)	906
Favorable leases	1 - 4 years	5	(3)	2
Distribution agreements	4 years	18	(9)	9
Total finite-lived intangible assets		1,777	(608)	1,169
Indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$2,210	$(608)	$1,602

	At December 31, 2008
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
License agreements	3 - 10 years	$207	$(12)	$195
Developed software	1 - 2 years	286	(272)	14
Game engines	2 - 5 years	134	(42)	92
Internally developed franchises	11 - 12 years	1,124	(145)	979
Favorable leases	1 - 4 years	5	(1)	4
Distribution agreements	4 years	17	(5)	12
Other intangibles	0 - 2 years	5	(4)	1
Total finite-lived intangible assets		1,778	(481)	1,297
Indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$2,211	$(481)	$1,730

Amortization expense of intangible assets for the three and nine months ended September 30, 2009 was $39 million and $129 million, respectively.  Amortization expense of intangible assets for the three and nine months ended September 30, 2008 was $90 million and $92 million, respectively.

At September 30, 2009, future amortization of finite-lived intangible assets is estimated as follows (amounts in millions):

2009 (remaining three months)	$153
2010	213
2011	146
2012	123
2013	106
Thereafter	428

Total	$1,169

6.              Income taxes

The income tax expense of $5 million for the three months ended September 30, 2009 reflects an effective tax rate of 26%. The effective tax rate of 26% for the three months ended September  30, 2009 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of research and development credits and IRC 199 domestic production deductions.

For the nine months ended September 30, 2009, the tax rate is based on our projected annual effective tax rate for 2009, and also includes certain discrete tax benefits recorded during the period. Our tax expense of $28 million for the nine months ended September 30, 2009 reflects an effective tax rate of 7% which differs from the statutory rate of 35% for the nine months ended September 30, 2008 primarily due to lower foreign income tax rates and certain discrete tax benefits recorded during the period related to the release of valuation allowances on foreign net operating losses and the impact of changes to California tax laws.

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

California Senate Bill No.15 was enacted in February 20, 2009 and contains significant changes to the state of California tax landscape. When there is an enacted change in tax laws or rate, we adjust our deferred tax liabilities and assets to reflect the change.   During the nine months ended September 30, 2009, we reduced our net deferred tax liabilities and tax provision by $10 million.

Prior to the Business Combination, Vivendi Games’ income taxes are presented in the financial statements as if Vivendi Games were a stand-alone taxpayer even though Vivendi Games’ operating results are included in the consolidated federal, certain foreign, and state and local income tax returns of Vivendi or Vivendi’s subsidiaries. Based on the subsequent filing of these tax returns by Vivendi or Vivendi’s subsidiaries, we determined that the amount paid by Vivendi Games was greater than the actual amount due (and settled) based upon filing of these returns. This difference between the amount paid and the actual amount due (and settled) represents a return of capital to Vivendi, which was required in accordance with the terms of the Business Combination agreement immediately prior to the close of the Business Combination.  This difference has resulted in no additional payment to Vivendi and no impact to our consolidated statement of cash flows for the nine months ended September 30, 2009.

7.              Software development costs and intellectual property licenses

At September 30, 2009, capitalized software development costs included $211 million of internally developed software costs and $57 million of payments made to third-party software developers. At December 31, 2008, capitalized software development costs included $173 million of internally developed software costs and $63 million of payments made to third-party software developers. Capitalized intellectual property licenses were $65 million and $40 million at September 30, 2009 and December 31, 2008, respectively. Amortization of capitalized software development costs and intellectual property licenses for the three months ended September 30, 2009 and 2008 was $41 million and $19 million, respectively. Write-offs and impairments were $2 million and $62 million for the three months ended September 30, 2009 and 2008, respectively. Amortization of capitalized software development costs and intellectual property licenses for the nine months ended September 30, 2009 and 2008 were $210 million and $26 million, respectively. Write-offs and impairments were $2 million and $94 million for the nine months ended September 30, 2009 and 2008, respectively.

8.              Restructuring

We have substantially completed our implementation of our organizational restructuring plan as a result of the Business Combination described in Note 1 of the Notes to Condensed Consolidated Financial Statements. This organizational restructuring plan included the integration of different operations to streamline the combined organization of Activision Blizzard.

The primary goals of the organizational restructuring were to rationalize the title portfolio and consolidate certain corporate functions so as to realize the synergies of the Business Combination.

The following table details the changes in restructuring reserves included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets for the nine months ended September 30, 2009 (amounts in millions):

	Severance	Facilities costs	Total
Balance at December 31, 2008	$37	$7	$44
Costs charged to expense	21	8	29
Costs paid or otherwise settled	(42)	(5)	(47)
Foreign exchange and other	(1)	(1)	(2)
Balance at September 30, 2009	$15	$9	$24

The total restructuring reserve balance and the net restructuring charges are presented below by operating segment (amounts in millions):

	Restructuring Reserve Balance		Restructuring Charges
	At	At	Nine months ended
	September 30, 2009	December 31, 2008	September 30, 2009

Activision	$24	$44	$8
Blizzard	—	—	—
Distribution	—	—	4
Total operating segments	24	44	12
Other (i)	—	—	17
Total	$24	$44	$29

(i) Represents legacy Vivendi Games’ divisions or business units that the Company has exited, divested, or wound down as part of its restructuring and integration efforts as a result of the Business Combination. Currently, Non-Core activities, which are handled by certain functional departments of our Activision segment, are insignificant to Activision Blizzard’s financial condition and results of operations.  Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment, however, in light of the decreasing significance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods’ segment presentation so that it conforms to the current periods’ presentation.

9.              Comprehensive income (loss) and accumulated other comprehensive income (loss)

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income (loss)	$15	$(108)	$399	$(36)

Other comprehensive income (loss):
Foreign currency translation adjustment	9	(26)	38	(25)
Unrealized depreciation on investments, net of taxes	—	(2)	—	(2)

Other comprehensive income (loss)	9	(28)	38	(27)

Comprehensive income (loss)	$24	$(136)	$437	$(63)

Accumulated Other Comprehensive Income (Loss)

For the nine months ended September 30, 2009 the components of accumulated other comprehensive loss were as follows (amounts in millions):

	Foreign currency translation adjustment	Unrealized depreciation on investments	Accumulated other comprehensive loss

Balance at December 31, 2008	$(41)	$(2)	$(43)
Other comprehensive income	38	—	38

Balance at September 30, 2009	$(3)	$(2)	$(5)

Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

10.       Investment and other income, net

Investment and other income, net comprises the following (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income	$4	$17	$16	$22
Interest expense	(1)	—	(3)	—
Net realized gain on investments	—	4	—	4
Unrealized gain on trading securities	1	—	3	—
Unrealized loss on put option from UBS	(1)	—	(3)	—
Net realized and unrealized gains on foreign exchange contracts and swaps with Vivendi	—	3	—	2
Change in fair value of other financial liability	8	—	8	—

Investment and other income, net	$11	$24	$21	$28

11.  Investments

Available-for-Sale Investments

The following table summarizes our short-term and long-term investments classified as available-for-sale at September 30, 2009 and December 31, 2008 (amounts in millions):

At September 30, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Mortgage-backed securities	$2	$—	$—	$2
U.S. government agency securities	228	—	—	228
Long-term investments:
Taxable auction rate securities	27	—	(5)	22
Total available-for-sale investments	$257	$—	$(5)	$252

At December 31, 2008	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Mortgage-backed securities	$8	$—	$(1)	$7
Long-term investments:
Taxable auction rate securities	27	—	(4)	23
Total available-for-sale investments	$35	$—	$(5)	$30

The following table illustrates the gross unrealized losses on available-for-sale securities and the fair value of those securities, aggregated by investment category at September 30, 2009 and December 31, 2008. The table also illustrates the length of time that they have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008 (amounts in millions):

	Less than 12 months		12 months or more		Total
At September 30, 2009	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Taxable auction rate securities	$—	$—	$(5)	$22	$(5)	$22

	Less than 12 months		12 months or more		Total
At December 31, 2008	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Mortgage-backed securities	$(1)	$7	$—	$—	$(1)	$7
Taxable auction rate securities	(4)	23	—	—	(4)	23
Total	$(5)	$30	$—	$—	$(5)	$30

The total unrealized loss of $5 million at September 30, 2009 is due to the taxable ARS held through Morgan Stanley Smith Barney LLC, which is 51% owned by Morgan Stanley and 49% owned by Citigroup, Inc., as a result of failed auctions. (The ARS were held directly through a wholly owned subsidiary of Citigroup, Inc. until the Morgan Stanley Smith Barney LLC joint-venture closed in the second quarter 2009.) Our investments in ARS are all backed by higher education student loans.

Based upon our analysis of the available-for-sale investments with unrealized losses, we have concluded that the gross unrealized losses of $5 million at September 30, 2009 were temporary in nature. We do not intend to sell the investment securities that are in an unrealized loss position and do not consider that it is more-likely-than-not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be maturity. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. However, facts and circumstances may change which could result in a decline in fair value considered to be other-than-temporary in the future.

The following table summarizes the contractually stated maturities of our investments classified as available-for-sale at September 30, 2009 (amounts in millions):

At September 30, 2009	Amortized cost	Fair value
U.S. government agency securities due in 1 year or less	$228	$228
Mortgage-backed securities (not due at a single maturity date)	2	2
Due after ten years	27	22
	$257	$252

Trading Investments

In connection with our acceptance of the UBS offer in November 2008, (see Note 3 and Note 6 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008 for more details), resulting in our right to require UBS AG (“UBS”) to purchase our ARS held through UBS (which are different from the taxable ARS discussed above under Available-for-Sale Investments)  at par value beginning on June 30, 2010 (the “Rights”), we reclassified our investments in the ARS from available-for-sale to trading securities. The reclassification to trading securities reflects management’s intent to exercise the Rights during the period between June 30, 2010 and July 3, 2012, which results in the securities being held for the purpose of selling them in the near future. Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered. At the time of reclassification, the unrealized loss on our ARS was $5 million. This unrealized loss was included in accumulated other comprehensive income (loss). Upon reclassification to trading securities, we immediately recognized in investment income, net, the $5 million unrealized loss not previously recognized in earnings. Subsequently, we recognized an additional decline in fair value of $2 million for a total unrealized loss of $7 million, included in investment and other income, net, in our Consolidated Statements of Operations for the year ended December 31, 2008. The fair value of the ARS held through UBS totaled $54 million and $55 million at September 30, 2009 and December 31, 2008, respectively. This change in the fair value of the ARS held through UBS represents redemptions of $4 million and unrealized gains of $3 million included in investment and other income, net for the nine months ended September 30, 2009.

We continue to monitor the ARS market and consider its impact (if any) on the fair value of our investments. If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, which may be offset by corresponding increases in value of the UBS arrangement.

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

The tables below segregate all assets and liabilities that are measured at fair value on a recurring basis (which means they are measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at Reporting Date Using
	At September 30, 2009	Quoted Prices in Active Markets for Identical Financial Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial assets:
Money market funds	$2,293	$2,293	$—	$—	Cash and cash equivalents
Mortgage-backed securities	2	—	2	—	Short-term investments
Auction rate securities held through UBS	54	—	—	54	Short-term investments
U.S. government agency securities	228	228	—	—	Short-term investments
Auction rate securities held through Morgan Stanley Smith Barney LLC	22	—	—	22	Long-term investments
Put option from UBS	7	—	—	7	Other assets—current
Total financial assets at fair value	$2,606	$2,521	$2	$83

Financial liabilities:
Other financial liability	23	—	—	23	Other liabilities—non-current
Total financial liabilities at fair value	$23	$—	$—	$23

		Fair Value Measurements at Reporting Date Using
	At December 31, 2008	Quoted Prices in Active Markets for Identical Financial Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial assets:
Money market funds	$2,609	$2,609	$—	$—	Cash and cash equivalents
Mortgage-backed securities	7	—	7	—	Short-term investments
Auction rate securities held through UBS and Citigroup, Inc.	78	—	—	78	Long-term investments
Put option from UBS	10	—	—	10	Other assets—non-current
Foreign exchange contract derivatives	5	—	5	—	Other assets—current
Total financial assets at fair value	$2,709	$2,609	$12	$88

Financial liabilities:
Foreign exchange contract derivatives	$2	$—	$2	$—	Other liabilities—current
Other financial liability	31	—	—	31	Other liabilities—non-current
Total financial liabilities at fair value	$33	$—	$2	$31

Other financial liability represents the earn-out liability from a previous acquisition. The earn-out liability was recorded at fair value at the date of the Business Combination as it will be settled by a variable number of shares of our common stock based on the average closing price for the five business days immediately preceding issuance of the shares. When estimating the fair value, we considered our projection of revenues from the related titles under the earn-out provisions. For the nine months ended September 30, 2009, there was an $8 million change in our fair value estimate of this financial liability, which was recorded in investment and other income, net.

The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 (amounts in millions):

Level 3
Balance at December 31, 2008, net	$57
Total realized/unrealized gains/losses included in earnings	7
Cash settlement	(4)
Balance at September 30, 2009, net	$60

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

Currently, we operate under three operating segments: (i) Activision, which publishes interactive entertainment software and peripherals, which includes businesses operated by Activision, Inc. prior to the Business Combination and certain studios, assets, and titles previously included in Vivendi Games’ Sierra Entertainment operating segment prior to the Business Combination, (ii) Blizzard, which publishes traditional games and online subscription-based games in the MMORPG category, (iii)  Distribution, which distributes interactive entertainment software and hardware products.

Prior to July 1, 2009 we operated a fourth operating segment, Non-Core, which represented legacy Vivendi Games’ divisions or business units that the Company had exited, divested, or wound down as part of its restructuring and integration efforts as a result of the Business Combination. At July 1, 2009 in light of the decreasing significance of Non-Core activities, we ceased management of Non-Core as a separate operating segment and consequently we are no longer providing separate operating segment disclosure with respect to Non-Core and have reclassified our prior periods’ segment presentation so that it conforms to the current periods’ presentation.

As the historical financial statements prior to July 10, 2008 are those of Vivendi Games, net revenues and segment income (loss) from the business operated by Activision, Inc. prior to the Business Combination are not included for the period January 1, 2008 through July 9, 2008, but are included for the entire three and nine month periods ended September 30, 2009. Also, the Activision operating segment includes Vivendi Games titles retained after the Business Combination.

The CODM reviews segment performance exclusive of the impact of the deferred net revenues and related cost of sales, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, integration and transaction costs, and other. Information on the operating segments and reconciliations of total net revenues and total segment income from operations to consolidated net revenues and operating income (loss) for the three and nine months ended September 30, 2009 and 2008 are presented below (amounts in millions):

	Three months ended September 30,
	2009	2008	2009	2008
	Net revenues		Segment income (loss) from operations
Activision	$415	$364	$(43)	$(26)
Blizzard	286	297	116	146
Distribution	54	56	2	2
Operating segments total	755	717	75	122

Reconciliation to consolidated net revenues / operating income (loss):
Net effect from deferral of net revenues and related cost of sales	(52)	(12)	9	(12)
Stock-based compensation expense	—	—	(36)	(26)
Restructuring income (expense)	—	—	1	(61)
Amortization of intangible assets and purchase price accounting related adjustments	—	—	(33)	(90)
Integration and transaction costs	—	—	(7)	(17)
Other*	—	6	—	(110)
Consolidated net revenues / operating income (loss)	$703	$711	$9	$(194)

	Nine months ended September 30,
	2009	2008	2009	2008
	Net revenues		Segment income (loss) from operations
Activision	$1,211	$457	$(49)	$(61)
Blizzard	867	866	393	447
Distribution	202	56	6	3
Operating segments total	2,280	1,379	350	389

Reconciliation to consolidated net revenues / operating income (loss):
Net effect from deferral of net revenues and related cost of sales	441	(8)	341	(7)
Stock-based compensation expense	—	—	(107)	(47)
Restructuring expense	—	—	(29)	(61)
Amortization of intangible assets and purchase price accounting related adjustments	—	—	(117)	(92)
Integration and transaction costs	—	—	(24)	(17)
Other*	1	16	(8)	(251)
Consolidated net revenues / operating income (loss)	$2,722	$1,387	$406	$(86)

Geographic information for the three and nine months ended September 30, 2009 and 2008 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

North America	$378	$295	$1,458	$591
Europe	287	348	1,088	627
Asia Pacific	38	62	175	153

Total geographic region net revenues	703	705	2,721	1,371
Other*	—	6	1	16

Total consolidated net revenues	$703	$711	$2,722	$1,387

Net revenues by platform were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
MMORPG	$301	$271	$939	$828
Console	286	272	1,334	335
Handheld	30	81	127	102
PC and other	32	25	119	50

Total platform net revenues	649	649	2,519	1,315
Distribution	54	56	202	56
Other*	—	6	1	16

Total consolidated net revenues	$703	$711	$2,722	$1,387

*Represents Non-Core activities, which are handled by certain functional departments of our Activision segment and are insignificant to Activision Blizzard’s financial condition and results of operations.  Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment, however, in light of the decreasing significance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods’ segment presentation so that it conforms to the current periods’ presentation.

We did not have any single external customer that accounted for 10% or more of consolidated net revenues for either of the three or nine months ended September 30, 2009 or 2008.

14.       Computation of earnings (loss) per common share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (amounts in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Numerator:
Consolidated net income (loss)	$15	$(108)	$399	$(36)
Net income allocated to unvested share-based awards that participate in earnings	—	—	(3)	—
Numerator for basic and diluted earnings per common share — income (loss) available to common shareholders	$15	$(108)	$396	$(36)

Denominator:
Denominator for basic earnings per common share — weighted-average common shares outstanding	1,271	1,271	1,289	816

Effect of potential dilutive common shares under treasury stock method:
Employee stock options	26	—	31	—

Denominator for diluted earnings per common share — weighted-average common shares outstanding plus potential dilutive effect of employee stock options	1,297	1,271	1,320	816

Basic earnings (loss) per common share	$0.01	$(0.08)	$0.31	$(0.04)

Diluted earnings (loss) per common share	$0.01	$(0.08)	$0.30	$(0.04)

On January 1, 2009, we adopted the new accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities and, as a result, unvested share-based awards which include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Companies that issue share-based awards considered to be participating securities are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. The accounting guidance requires retrospective application to all prior-period earnings per share data presented.  Our unvested restricted stock rights (including restricted stock units, restricted stock awards, and performance shares) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted net earnings per common share. For both the three and nine months ended September 30, 2009, we had outstanding unvested restricted stock rights with respect to 10 million shares of common stock on a weighted-average basis. The adoption did not change our basic or diluted earnings per common share for the three and nine months ended September 30, 2009.

According to the accounting guidance, our unvested restricted stock rights are not considered to participate with common stock in undistributed losses. Therefore, the two-class method in our computation of basic and diluted net earnings per common share for the three and nine months ended September 30, 2008 does not apply as there were losses during these periods. As such, the adoption did not change our basic or diluted earnings per common share for the three and nine months ended September 30, 2008.

On July 9, 2008, Vivendi obtained control of Activision, Inc. through acquisition of the majority of the outstanding common stock of Activision, Inc. For accounting purposes, Vivendi Games is deemed to be the acquirer (reverse acquisition — see Note 1 of the Notes to Condensed Consolidated Financial Statements). The historical financial statements prior to July 10, 2008, are those of Vivendi Games. Further, earnings per common share for periods prior to the Business Combination are retrospectively adjusted to reflect the number of split adjusted shares received by Vivendi, former parent of Vivendi Games.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 18 million shares and 19 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2009, respectively, as the effect of their inclusion would be anti-dilutive.

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

Since inception, we have repurchased 89 million shares of our common stock for $960 million under the repurchase program. At September 30, 2009, we had $290 million available for utilization under the repurchase program.

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

On August 21, 2009, the plaintiff filed a notice of appeal of the Court’s dismissal.  The plaintiff filed its appellate brief on October 5, 2009 and Activision filed its opposition on November 4, 2009.

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

17.       Stock-based compensation

Restricted Stock Rights

The following table summarizes our restricted stock rights (including restricted stock units, restricted stock, and performance shares) activity for the nine months ended September 30, 2009 (amounts in thousands, except per share amounts):

	Restricted Stock Rights	Weighted- Average Grant Date Fair Value
Balance at December 31, 2008	10,267	$14.52
Granted	1,264	12.04
Vested	(1,045)	11.53
Forfeited	(118)	11.47
Balance at September 30, 2009	10,368	12.82

At September 30, 2009, $56 million of total unrecognized compensation cost related to Activision Blizzard restricted stock rights is expected to be recognized over a weighted-average period of 1.8 years.

Stock Option Activity

Stock option activity for the nine months ended September 30, 2009 is as follows (amounts in millions, except number of shares in thousands and per share amounts):

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2008	97,841	$6.53
Granted	4,422	11.76
Exercised	(26,691)	2.60
Forfeited	(883)	9.28
Outstanding at September 30, 2009	74,689	8.21	6.36	$350

Vested and expected to vest at September 30, 2009	70,623	$8.00	5.69	$344
Exercisable at September 30, 2009	41,833	5.91	4.98	281

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes over time based on the changes in the fair market value of our stock. Total intrinsic value of options exercised was $58 million and $243 million for the three and nine months ended September 30, 2009, respectively.

At September 30, 2009, $69 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

Income tax benefits from stock option exercises were $68 million for the nine months ended September 30, 2009. We present excess tax benefits or shortfall from the exercise of stock options, if any, as financing cash flows, rather than operating cash flows.

Blizzard Equity Plan (“BEP”)

In 2006, Blizzard implemented the BEP, an equity incentive plan denominated in U.S. dollars. Under the BEP, restricted shares of Blizzard stock and other cash settled awards were granted to certain key executives and employees of Blizzard.

At September 30, 2009, unrecognized compensation expense under the BEP was $5 million, which will be recognized over the following three months. At September 30, 2009, accrued expenses and other liabilities in our Condensed Consolidated Balance Sheet included $83 million related to this plan.

Vivendi Corporate Plan

There were no new grants from Vivendi during the three and nine months ended September 30, 2009.  During the three and nine months ended September 30, 2009 there were no material changes to the components of the cash-settled instruments. At September 30, 2009, other liabilities included $10 million relating to the Vivendi Corporate Plan.

Method and Assumptions on Valuation of Stock Options

Our stock options have features that differentiate them from exchange-traded options. These features include lack of transferability, early exercise, vesting restrictions, pre- and post-vesting termination provisions, blackout dates, and time-varying inputs. In addition, some of the options have non-traditional features, such as accelerated vesting upon the satisfaction of certain performance conditions that must be reflected in the valuation. A binomial-lattice model was selected as it is better able to explicitly address these features than closed-form models such as the Black-Scholes model, and is able to reflect expected future changes in model inputs, including changes in volatility, during the option’s contractual term.

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

The following tables present the weighted-average assumptions and the weighted-average fair value at grant date using the binomial-lattice model:

	Employee and director options for three months ended September 30, 2009	Employee and director options for nine months ended September 30, 2009
Expected life (in years)	5.64	6.37
Risk free interest rate	4.06%	3.54%
Volatility	52.70%	54.04%
Dividend yield	—	—
Weighted-average fair value at grant date	$5.63	$5.79

To estimate volatility for the binomial-lattice model, we use methods that consider the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard’s stock) during the option’s contractual term to estimate long-term volatility, and a statistical model to estimate the transition or “mean reversion” from short-term volatility to long-term volatility. Based on these methods, for options granted during the nine months ended September 30, 2009, the expected stock price volatility ranged from 41.56% to 60.77%, with a weighted-average volatility of 54.04%.

As is the case for volatility, the risk-free rate is assumed to change during the option’s contractual term. Consistent with the calculation required by a binomial lattice model, the risk-free rate reflects the interest from one time period to the next (“forward rate”) as opposed to the interest rate from the grant date to the given time period (“spot rate”).  Since we do not currently have a plan to pay dividends, we have assumed that the dividend yield is zero.

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

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Accuracy of Fair Value Estimates

We developed the assumptions used in the binomial-lattice model, including model inputs and measures of employees’ exercise and post-vesting termination behavior. Our ability to accurately estimate the fair value of share-based payment awards at the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs as long as ten years into the future. These inputs include, but are not limited to, expected stock price volatility, risk-free rate, dividend yield, and employee termination rates. Although the fair value of employee stock options is determined using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer and a willing seller. Unfortunately, it is difficult to determine if this is the case, as markets do not currently exist that permit the active trading of employee stock option and other share-based instruments.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock rights, the BEP, and the Vivendi Corporate Plan included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cost of sales—software royalties and amortization	$3	$—	$18	$1
Product development	11	7	28	34
Sales and marketing	2	4	9	6
General and administrative	20	15	52	6
Restructuring	—	—	2	—
Stock-based compensation expense before income taxes	36	26	109	47
Income tax benefit	(13)	(10)	(43)	(19)
Total stock-based compensation expense, net of income tax benefit	$23	$16	$66	$28

As a result of the reverse acquisition accounting treatment for the Business Combination, previously issued Activision, Inc. stock options and restricted stock rights granted to employees and directors outstanding and unvested at the date of the Business Combination, were accounted for as an exchange of awards. The fair value of the outstanding vested and unvested awards was measured on the date of the acquisition, and for unvested awards, which required service subsequent to the date of the Business Combination, a portion of the awards’ fair values was allocated to future service and will be recognized over the remaining future requisite service period. As a result of this fair value measurement of stock-based payment awards on the date of the acquisition, we estimate that we incurred an additional $5 million and $30 million of stock-based compensation expense for the three and nine months ended September 30, 2009, respectively.

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

Software development
Balance at December 31, 2008	$36
Stock-based compensation expense capitalized during period	37
Amortization of capitalized stock-based compensation expense	(25)
Balance at September 30, 2009	$48

18.       Related party transactions

Treasury

Our foreign currency risk policy seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps was $246 million at September 30, 2009. The notional amounts of outstanding forward foreign exchange contracts and foreign exchange swaps were $126 million and $118 million, respectively, at December 31, 2008. See Note 10 of the Notes to Condensed Consolidated Financial Statements for pre-tax net realized and unrealized gains (losses) that resulted from foreign exchange contracts and swaps with Vivendi and were recognized in our Condensed Consolidated Statements of Operations.

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

19.       Recently issued accounting pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs), which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact from the adoption of this amendment on our consolidated financial statements.

In October 2009, the FASB issued an update to Revenue Recognition — Multiple-Deliverable Revenue Arrangements. This update establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this update also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

In October 2009, the FASB issued an update to Software — Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), console, and handheld game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our current organizational structure, we operate three operating segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment (“Sony”) PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Sony PlayStation Portable (“PSP”) and Nintendo Dual Screen (“NDS”) handheld devices; the PC; and the new handheld game system Nintendo DSi. We will continue to market to the PS2 platform as long as it remains economically attractive given the console’s installed base. Our Activision business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. Activision’s products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision’s target customer base ranges from casual players to game enthusiasts, and children to adults.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game (“MMORPG”) category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award-winning Diablo, StarCraft, and Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, prepaid cards and other ancillary online revenues); retail sales of physical “boxed” products; electronic download sales of PC products; and licensing of software to third-party companies that distribute World of Warcraft in China, Russia, and Taiwan. Blizzard is currently developing new games, including sequels to the StarCraft and Diablo franchises. Blizzard has entered into licensing arrangements for World of Warcraft, StarCraft II, Battle.net and Warcraft III with an affiliated company of NetEase.com, Inc. in China for a term of 3 years.

(iii) Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Combination

On July 9, 2008, a business combination (the “Business Combination”) by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. (“Vivendi Games”), a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. For accounting purposes, the Business Combination is treated as a “reverse acquisition,” with Vivendi Games deemed to be the acquirer. The historical financial statements of Activision Blizzard, Inc. prior to July 10, 2008 are those of Vivendi Games. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of the Business Combination.

Activision Blizzard’s non-core exit operations

Activision Blizzard’s non-core exit operations (“Other” or “Non-Core”) represent legacy Vivendi Games’ divisions or business units that we have exited, divested, or wound down as part of our restructuring and integration efforts as a result of the Business Combination described above, but do not meet the criteria for separate reporting of discontinued operations.  Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment, however, in light of the decreasing significance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods’ segment presentation so that it conforms to the current periods’ presentation.

Management’s Overview of Business Trends

Business Highlights

According to the NPD Group with respect to the U.S. market, and Charttrack, and Gfk, for the European market during the three months ended September 30, 2009:

•                   Activision Blizzard grew its U.S. market share across all platforms by 3.1 points to 13.3% from 10.2% in the previous year;

•                  Activision Blizzard increased its combined U.S. and European market share across all platforms by 1.2 points to 12.3% from 11.1% in the previous year;

•                  Guitar Hero 5 and Guitar Hero World Tour were two of the top-10 best selling titles in the U.S.;

•                  Guitar Hero and Call of Duty were two of the top-10 best selling franchises in the U.S.; and

•                  Guitar Hero was the #1 best-selling third-party console and handheld franchise in Europe.

During the nine months ended September 30, 2009:

•                  Guitar Hero World Tour and Call of Duty: World at War were the number #1 and #2 third-party best selling titles, respectively, in the U.S. and Europe;

•                  Activision Blizzard grew its U.S. market share of the music/dance category by 5 points to 51%, from 46% in the previous year;

•                  Guitar Hero was the #1 best-selling third-party franchise in the U.S. and Europe; and

•                  Call of Duty was the #2 best-selling third-party franchise in the U.S. and Europe.

Other Business Highlights

On September 19, 2009, paid subscriptions of Blizzard’s World of Warcraft were resumed in China after an interruption as a result of a license transfer in June 2009.

Activision 2009 Releases

Activision expects to continue to build its success in releasing games based on proven franchises such as Call of Duty, Guitar Hero, Transformers, X-Men, Spiderman, and Tony Hawk.

Games released during the nine months ended September 30, 2009 included:

•                  Monsters vs. Aliens;

•                  Guitar Hero: Metallica;

•                  X-Men Origins: Wolverine;

•                  Guitar Hero: Modern Hits;

•                  PROTOTYPE;

•                  Guitar Hero: Smash Hits;

•                  Transformers: Revenge of the Fallen;

•                  Ice Age: Dawn of the Dinosaurs;

•                  Wolfenstein: Return to the Castle;

•                  Guitar Hero 5;

•                  Marvel Ultimate Alliance 2; and

•                  the first, second, and third map packs for Call of Duty: World at War.

The more notable games, among other titles, scheduled for release during the fourth quarter of 2009 include:

•                  Bakugan Battle Brawlers;

•                  DJ Hero;

•                  Band Hero;

•                  Call of Duty: Modern Warfare 2; and

•                  Tony Hawk: Ride.

Economic Conditions

The video games industry in the U.S. and Europe had combined overall decreases of 21% and 19% in sales revenues for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, according to the NPD Group with respect to the U.S. market and, Charttrack and Gfk with respect to the European market, resulting from a weakening economy in 2009 with retailers focused on reducing inventories, and  the release of fewer blockbuster titles this quarter as compared to a year ago. In this challenging macroeconomic environment, Activision Blizzard gained market share during the three months ended September 30, 2009 as compared to the same period in 2008.

Consolidated Statements of Operations Data

Note–As the historical financial statements prior to July 10, 2008 are those of Vivendi Games, the financial information of the businesses operated by Activision, Inc. prior to the Business Combination are included from the date of the Business Combination (i.e. from July 10, 2008 onwards), but not for prior periods.

The following table sets forth Consolidated Statements of Operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008

Net revenues:
Product sales	$411	58%	$413	58%	$1,848	68%	$553	40%
Subscription, licensing, and other revenues	292	42	298	42	874	32	834	60
Total net revenues	703	100	711	100	2,722	100	1,387	100

Costs and expenses:
Cost of sales — product costs	185	26	279	39	762	28	350	25
Cost of sales — software royalties and amortization	54	8	50	7	212	8	88	6
Cost of sales — intellectual property licenses	45	7	36	5	163	6	45	3
Cost of sales — MMORPG	55	8	43	6	158	6	123	9
Product development	122	17	200	28	362	13	414	30
Sales and marketing	128	18	142	20	329	12	220	16
General and administrative	106	15	94	13	301	11	172	13
Restructuring	(1)	—	61	9	29	1	61	4

Total costs and expenses	694	99	905	127	2,316	85	1,473	106

Operating income (loss)	9	1	(194)	(27)	406	15	(86)	(6)

Investment and other income, net	11	2	24	3	21	1	28	2

Income (loss) before income tax expense (benefit)	20	3	(170)	(24)	427	16	(58)	(4)

Income tax expense (benefit)	5	1	(62)	(9)	28	1	(22)	(1)

Net income (loss)	$15	2%	$(108)	(15)%	$399	15%	$(36)	(3)%

Three and Nine Months ended September 30, 2009 highlights

Operating Highlights (amounts in millions)

	Three months ended September 30,			Nine months ended September 30,
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)

Segment net revenues:
Activision	$415	$364	$51	$1,211	$457	$754
Blizzard	286	297	(11)	867	866	1
Distribution	54	56	(2)	202	56	146
Operating segments total	755	717	38	2,280	1,379	901

Reconciliation to consolidated net revenues:
Net effect from deferral net revenues	(52)	(12)		441	(8)
Other*	—	6		1	16
Consolidated net revenues	703	711		2,722	1,387

Segment income (loss) from operations:
Activision	(43)	(26)	(17)	(49)	(61)	12
Blizzard	116	146	(30)	393	447	(54)
Distribution	2	2	—	6	3	3
Operating segments total	75	122	(47)	350	389	(39)

Reconciliation to consolidated operating income (loss):
Net effect from deferral of net revenues and related costs of sales	9	(12)		341	(7)
Stock-based compensation expense	(36)	(26)		(107)	(47)
Restructuring	1	(61)		(29)	(61)
Amortization of intangible assets and purchase price accounting related adjustments	(33)	(90)		(117)	(92)
Integration and transaction costs	(7)	(17)		(24)	(17)
Other*	—	(110)		(8)	(251)

Consolidated operating income (loss)	$9	$(194)		$406	$(86)

*Represents Non-Core activities, which are handled by certain functional departments of our Activision segment and are insignificant to Activision Blizzard’s financial condition and results of operations.  Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment, however, in light of the decreasing significance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods’ segment presentation so that it conforms to the current periods’ presentation.

Note – We provide discussion and analysis of the Activision segment for the nine months ended September 30, 2009 and 2008 in the Supplemental Pro Forma Information section as the pro forma basis provides greater comparability.

Segment Net Revenues Highlights

Activision

For the three months ended September 30, 2009, Activision’s net revenues increased as the historical financial statements prior to July 10, 2008 are those of Vivendi Games, which resulted in net revenues from the Activision segment (business formerly operated by Activision, Inc. prior to the Business Combination) being included for the entire three months ended September 30, 2009, but only for the period from July 10, 2008 through September 30, 2008 in the three months ended September 30, 2008.

Additionally, the three months ended September 30, 2009 included the key releases of Guitar Hero 5, Marvel Ultimate Alliance 2, Wolfenstein: Return to the Castle, and our third map pack for Call of Duty: World at War, whereas during the same period of the prior year revenues were mainly driven by catalogue sales from our Guitar Hero franchise and Call of Duty: Modern Warfare, and the European launch of Star Wars: The Force Unleashed. For the three months ended September 2009, catalogue sales from our

Guitar Hero and Call of Duty franchises remained major revenue contributors and leading franchises.

Blizzard

Blizzard’s net revenues slightly decreased for the three months ended September 30, 2009 as compared to the same period of the prior year primarily due to an interruption of paid subscriptions for World of Warcraft in China from June 2009 to September 19, 2009 as a result of a license transfer. This decrease was partially offset by an increase in other ancillary online revenues.

Consolidated Net Revenues

We estimate that changes in foreign exchange rates had an unfavorable impact of approximately $37 million to Activision Blizzard’s consolidated net revenues for the three months ended September 30, 2009 as compared to the same period in 2008 as the U.S. dollar strengthened primarily in relation to the British pound, euro, Australian dollar, Korean won, and Swedish krona.

Segment Income (Loss) from Operations Highlights

Activision

For the three months ended September 30, 2009, Activision’s operating loss increased as the historical financial statements prior to July 10, 2008 are those of Vivendi Games, which resulted in operating losses from the  businesses formerly operated by Activision, Inc. prior to the Business Combination being included for the entire three months ended September 30, 2009, but only for the period from July 10, 2008 through September 30, 2008 in the three months ended September 30, 2008.

Additionally for the three months ended September 30, 2009, the increase in Activision’s operating loss as compared to the same period in 2008 was principally attributable to the following:

•                  Increased marketing and trade promotion spending to generate sales in a challenging macro-economic and competitive environment;

•                  Higher amortization of capitalized software development costs of new releases during the period as compared to the same period in 2008 when revenues were primarily driven by catalogue sales; and

•                  Higher general and administrative expenses due to the unfavorable impact of foreign exchange rates.

These factors were partially offset by lower operating expenses due in part to the cost containment strategies that we implemented and synergies resulting from our restructuring efforts from the Business Combination.

Blizzard

For the three and nine months ended September 30, 2009, the decrease in Blizzard’s segment income as compared to the same periods in 2008 was principally attributable to the following:

•                  An interruption of paid subscriptions for World of Warcraft in China from June 2009 to September 19, 2009 as a result of a license transfer;

•                  Incremental investments made by Blizzard for customer service and product development of its sequels to the StarCraft and Diablo franchises;

•                  A higher share of annual marketing costs spent earlier in 2009 as compared to the same period in 2008 when the majority of spending was allocated to World of Warcraft: Wrath of the Lich King, which was released in the three months ended December 31, 2008; and

•                  Higher general and administrative expenses as a result of the unfavorable impact of foreign exchange rates.

These factors were partially offset by an increase in other ancillary online revenues.

Supplemental Pro Forma Information

The consummation of the Business Combination has resulted in the businesses operated by Activision, Inc. prior to the Business Combination being included from the date of the Business Combination (i.e. from July 10, 2008 onwards), but not for prior periods. In the following table, we combine Activision, Inc.’s financial information with Activision Blizzard’s reported financial information to show the comparable three and nine months pro forma periods ended September 30, 2008 of Activision Blizzard. This pro forma information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may have resulted from the Business Combination and therefore is not necessarily indicative of results that would have been achieved had the business been combined during the periods presented. We have included schedules of reconciliation of the reported consolidated and segment financial information to the pro forma consolidated and segment financial information. Further, see Note 13 to the Condensed Consolidated Financial Statements for details of our segment presentation.

	Three months ended September 30,			Nine months ended September 30,
			Increase/			Increase/
(Amounts in millions)	2009	2008	(Decrease)	2009	2008	(Decrease)

Pro forma segment net revenues:
Activision	$415	$399	$16	$1,211	$1,584	$(373)
Blizzard	286	297	(11)	867	866	1
Distribution	54	74	(20)	202	239	(37)
Pro forma operating segments total	755	770	(15)	2,280	2,689	(409)

Reconciliation to pro forma consolidated net revenues:
Net effect from deferral net revenues	(52)	(12)		441	(8)
Other*	—	6		1	16
Pro forma consolidated net revenues	703	764		2,722	2,697

Pro forma segment income (loss) from operations:
Activision	(43)	(36)	(7)	(49)	101	(150)
Blizzard	116	146	(30)	393	447	(54)
Distribution	2	3	(1)	6	8	(2)
Pro forma operating segments total	75	113	(38)	350	556	(206)

Reconciliation to pro forma consolidated operating income (loss):
Net effect from deferral of net revenues and related costs of sales	9	(12)		341	(7)
Stock-based compensation expense	(36)	(23)		(107)	(120)
Restructuring	1	(61)		(29)	(61)
Amortization of intangible assets and purchase price accounting related adjustments	(33)	(89)		(117)	(400)
Integration and transaction costs	(7)	(13)		(24)	(29)
Other*	—	(110)		(8)	(251)

Pro forma consolidated operating income (loss)	$9	$(195)		$406	$(312)

*Represents Non-Core activities, which are handled by certain functional departments of our Activision segment and are insignificant to Activision Blizzard’s financial condition and results of operations.  Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment, however, in light of the decreasing significance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods’ segment presentation so that it conforms to the current periods’ presentation.

Note – We provide discussion and analysis of the Activision segment for the three months ended September 30, 2009 and 2008 under Operating Highlights above. In this section, we provide discussion and analysis of our Activision segment operating results in the nine months ended September 30, 2009 as compared to the same period in 2008.

Pro forma Activision Segment Net Revenues

For the nine months ended September 30, 2009, Activision net revenues decreased as compared to the same period of the previous year primarily due to weaker market conditions in 2009 driven by declining consumer spending and from the stronger performance of the Guitar Hero franchise in the prior year period.

Pro forma Activision Segment Income (Loss) From Operations

Activision’s operating loss increased in the nine months ended September 30, 2009 as compared to the same period of the prior year, which was mainly attributable to:

•                  Stronger performance from the Guitar Hero franchise in the prior year period;

•                  Higher amortization of capitalized software development costs and IP license expense from the new releases in the current period as compared to the same period in 2008;

•                  Increased marketing and trade promotion spending to generate sales in a challenging macro-economic and competitive environment; and

•                  Higher general and administrative expenses due to the unfavorable impact of foreign exchange rates.

These factors were partially offset by:

•                  Strong performance from the Call of Duty franchise catalogue sales and Call of Duty: World at War map packs;

•                  A decrease in product costs mainly due to the higher product costs for the nine months ended September 30, 2008 associated with the releases of Lucas Arts’ titles; and

•                  Lower operating expenses due in part to the cost containment strategies we implemented and synergies resulting from our restructuring efforts from the Business Combination.

Schedules of Reconciliation of Reported Consolidated and Segment Financial Information to Pro Forma Consolidated and Segment Financial Information for the Three and Nine Months ended September 30, 2008

For the three months ended September 30, 2008, the pro forma Activision Blizzard financial information represents the combination of the financial information of Activision, Inc. for the nine day period from July 1, 2008 through July 9, 2008 and Activision Blizzard’s reported financial information for the three months ended September 30, 2008. Activision, Inc.’s financial information from July 1, 2008 through July 9, 2008 has not been audited.

	For the three months ended September 30, 2008
(Amounts in millions)	Reported	Activision, Inc.	Pro forma adjustments(i)	Pro forma Activision Blizzard
Consolidated net revenues	$711	$53	$—	$764
Reconciliation to segment net revenues:
Net effect from deferral net revenues	12	—	—	12
Other(ii)	(6)	—	—	(6)
Total segment net revenues	$717	$53	$—	$770
Segment net revenues
Activision	$364	$35	$—	$399
Blizzard	297	—	—	297
Distribution	56	18	—	74
Total segment net revenues	$717	$53	$—	$770

Consolidated operating income (loss)	$(194)	$(50)	$49	$(195)
Reconciliation to segment operating income (loss):
Net effect from deferral of net revenues and cost of sales	12	—	—	12
Stock-based compensation	26	3	(6)	23
Restructuring	61	—	—	61
Amortization of intangible assets and purchase price accounting related adjustments	90	—	(1)	89
Integration and transaction costs	17	38	(42)	13
Other(ii)	110	—	—	110
Total segment income (loss) from operations	$122	$(9)	$—	$113
Segment income (loss) from operations
Activision	$(26)	$(10)	$—	$(36)
Blizzard	146	—	—	146
Distribution	2	1	—	3
Total segment income (loss) from operations	$122	$(9)	$—	$113

Consolidated net income (loss)	$(108)	$(43)	$30	$(121)

For the nine months ended September 30, 2008, the pro forma Activision Blizzard financial information represents the combination of the financial information of Activision, Inc. for the six months ended June 30, 2008, and the nine day period from July 1, 2008 through July 9, 2008 and Activision Blizzard’s reported financial information for the nine months ended September 30, 2008. Neither Activision, Inc.’s financial information for the six months ended June 30, 2008, which was extracted from quarterly information, nor Activision, Inc.’s financial information from July 1, 2008 through July 9, 2008 has been audited.

	For the nine months ended September 30, 2008
(Amounts in millions)	Reported	Activision, Inc.	Pro forma adjustments(i)	Pro forma Activision Blizzard
Consolidated net revenues	$1,387	$1,310	$—	$2,697
Reconciliation to segment net revenues:
Net effect from deferral net revenues	8	—	—	8
Other(ii)	(16)	—	—	(16)
Total segment net revenues	$1,379	$1,310	$—	$2,689
Segment net revenues
Activision	$457	$1,127	$—	$1,584
Blizzard	866	—	—	866
Distribution	56	183	—	239
Total segment net revenues	$1,379	$1,310	$—	$2,689

Consolidated operating income (loss)	$(86)	$85	$(311)	$(312)
Reconciliation to segment operating income (loss):
Net effect from deferral of net revenues and cost of sales	7	—	—	7
Stock-based compensation	47	32	41	120
Restructuring	61	—	—	61
Amortization of intangible assets and purchase price accounting related adjustments	92	—	308	400
Integration and transaction costs	17	50	(38)	29
Other(ii)	251	—	—	251
Total segment income (loss) from operations	$389	$167	$—	$556
Segment income (loss) from operations
Activision	$(61)	$162	$—	$101
Blizzard	447	—	—	447
Distribution	3	5	—	8
Total segment income (loss) from operations	$389	$167	$—	$556

Consolidated net income (loss)	$(36)	$60	$(190)	$(166)

(i) The pro forma adjustments include a $1 million decrease and $308 million increase of amortization expense resulting from the application of the purchase method of accounting for the three and nine months ended September 30, 2008, respectively, elimination of Activision, Inc.’s historical transaction costs of $42 million and $38 million for the three and nine months ended September 30, 2008, respectively, and a decrease of $6 million and an increase of $41 million in stock-based compensation expense associated with the increase in the fair value of Activision, Inc.’s unvested stock awards at the closing date of the transaction for the three and nine months ended September 30, 2008, respectively. Pro forma adjustments are tax effected at the combined federal and state statutory rate of 39.4%.

(ii) Represents Non-Core activities, which are handled by certain functional departments of our Activision segment and are insignificant to Activision Blizzard’s financial condition and results of operations.  Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment, however, in light of the decreasing significance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods’ segment presentation so that it conforms to the current periods’ presentation.

Cash Flow Highlights (amounts in millions)

	For the nine months ended September 30,		Increase/
	2009	2008	(Decrease)

Cash flows provided by operating activities	$370	$125	$245
Cash flows (used in) provided by investing activities	(298)	1,078	(1,376)
Cash flows (used in) provided by financing activities	(703)	1,607	(2,310)

For the nine months ended September 30, 2009, the primary drivers of cash flows provided by operating activities included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacture, distribution and marketing of our products, third-party developers, and intellectual property holders, tax and to our employees. Cash flows used in investing activities reflect that we purchased short-term investments totaling $228 million, made capital expenditures of $41 million primarily for property and equipment, and experienced an increase in restricted cash of $40 million during the nine months ended September 30, 2009. Cash flows used in financing activities primarily reflect our repurchase of 76 million shares of our common stock for $834 million under the stock repurchase program, partially offset by $63 million of proceeds from issuance of common stock to employees.

Results of Operations — Three and Nine Months Ended September 30, 2009 and 2008

Net Revenues

The following table details our consolidated net revenues by geographic region for the three and nine months ended September 30, 2009 and 2008 (amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Net revenues by geographic region:
North America	$378	$295	$83	$1,458	$591	$867
Europe	287	348	(61)	1,088	627	461
Asia Pacific	38	62	(24)	175	153	22
Total net revenues by geographic region	703	705	(2)	2,721	1,371	1,350
Other	—	6	(6)	1	16	(15)
Total consolidated net revenues	$703	$711	$(8)	$2,722	$1,387	$1,335

For the three months ended September 30, 2009, net revenues from Europe and Asia Pacific decreased as compared to the same period in 2008 primarily due to the deferral of net revenues for titles released during the three months ended September 30, 2009. Net revenues from Star Wars: The Force Unleashed, which was released in the international region in the three months ended September 30, 2008, were not subject to deferral accounting treatment.  For the three months ended September 30, 2009, the net revenues from North America increased principally due to the impact of the net amortization of deferred revenues mainly resulting from the releases of World of Warcraft: Wrath of the Lich King and Call of Duty: World at War in the December quarter of 2008.

Post-Business Combination net revenues consisting of $690 million in North America, $507 million in Europe and $54 million in Asia Pacific from the businesses previously operated by Activision, Inc. for the six month period ended June 30, 2009 were included in the nine months ended September 30, 2009, however, net revenues from the Activision business for the six month period ended June 30, 2008 were not included in the nine months ended September 30, 2008.

Net Revenues by Platform

The following table details our net revenues by platform and as a percentage of total platform net revenues for the three months ended September 30, 2009 and 2008 (amounts in millions):

	Three months ended September 30, 2009	% of total platform net revs.	Three months ended September 30, 2008	% of total platform net revs.	Increase/ (Decrease)

Net revenues:
MMORPG	$301	46%	$271	42%	$30
PC and other	32	5	25	4	7

Console
Sony PlayStation 3	73	11	60	9	13
Sony PlayStation 2	37	6	57	9	(20)
Microsoft Xbox360	104	16	72	11	32
Nintendo Wii	72	11	83	13	(11)

Total console	286	44	272	42	14

Handheld	30	5	81	12	(51)

Total net revenues by platform	649	100	649	100	—
Distribution	54		56		(2)
Other	—		6		(6)

Total consolidated net revenues	$703		$711		$(8)

The following table details our net revenues by platform and as a percentage of total platform net revenues for the nine months ended September 30, 2009 and 2008 (amounts in millions):

	Nine months ended September 30, 2009	% of total platform net revs.	Nine months ended September 30, 2008	% of total platform net revs.	Increase/ (Decrease)

Net revenues:
MMORPG	$939	37%	$828	63%	$111
PC and other	119	5	50	4	69

Console
Sony PlayStation 3	356	14	77	6	279
Sony PlayStation 2	121	5	80	6	41
Microsoft Xbox360	533	21	88	6	445
Nintendo Wii	324	13	90	7	234

Total console	1,334	53	335	25	999

Handheld	127	5	102	8	25

Total net revenues by platform	2,519	100	1,315	100	1,204
Distribution	202		56		146
Other	1		16		(15)

Total consolidated net revenues	$2,722		$1,387		$1,335

Net revenues from MMORPG increased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 primarily due to the impact of net amortization of deferred revenues mainly resulting from the release of World of Warcraft: Wrath of the Lich King in the December quarter of 2008.

For the three months ended September 30, 2009, the pricing actions made by Sony and Microsoft on their PS3 and XB360 platforms, respectively, early in the quarter, has resulted in higher software sales for these platforms. Nintendo announced a price cut of its Wii platform late in the third quarter of 2009, the effect of which will be determined in the fourth quarter of 2009.  Our handheld related software sales decreased for the three months ended September 30, 2009 as compared to the same period in 2008 due to the absence of a blockbuster handheld specific title release in the three months ended September 30, 2009.

Costs and Expenses

Cost of Sales

The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three months ended September 30, 2009 and 2008 (amounts in millions):

	Three months ended September 30, 2009	% of consolidated net revenues	Three months ended September 30, 2008	% of consolidated net revenues	Increase/ (Decrease)

Product costs	$185	26%	$279	39%	$(94)
Software royalties and amortization	54	8	50	7	4
Intellectual property licenses	45	7	36	5	9
MMORPG	55	8	43	6	12

For the three months ended September 30, 2009, costs of sales decreased as compared to the same period in 2008 primarily due to:

•                  The release in the three months ended September 30, 2008 of Lucas Arts’ affiliated title Star Wars: The Force Unleashed, which had higher product and distribution costs as compared to releases in the same period in 2009; and

•                  A decrease of intangible amortization and other purchase price accounting related adjustments.

These factors were partially offset by higher net deferrals of costs of sales in the three months ended September 30, 2009 as compared to the same period in 2008.

The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the nine months ended September 30, 2009 and 2008 (amounts in millions):

	Nine months ended September 30, 2009	% of consolidated net revenues	Nine months ended September 30, 2008	% of consolidated net revenues	Increase/ (Decrease)

Product costs	$762	28%	$350	25%	$412
Software royalties and amortization	212	8	88	6	124
Intellectual property licenses	163	6	45	3	118
MMORPG	158	6	123	9	35

For the nine months ended September 30, 2009, costs of sales increased as compared to the same period in 2008 primarily due to:

•                  Post-Business Combination product costs of $530 million, software royalties and amortization of $151 million, and intellectual property licenses of $112 million from businesses previously operated by Activision, Inc., for the six month period ended June 30, 2009 were included in the nine months ended September 30, 2009, however, costs of sales from the Activision business for the six month period ended June 30, 2008 were not included in the nine months ended September 30, 2008;

•                  An increase in amortization of intangible assets and other purchase price accounting related adjustments; and

•                  Incremental investments made by Blizzard for customer service.

These factors were partially offset by higher net deferrals of costs of sales in the nine months ended September 30, 2009 as compared to the same period in 2008.

Product Development (amounts in millions)

	September 30, 2009	% of consolidated net revenues	September 30, 2008	% of consolidated net revenues	Increase/ (Decrease)

Three months ended	$122	17%	$200	28%	$(78)
Nine months ended	362	13	414	30%	(52)

For the three months ended September 30, 2009, product development costs decreased as compared to the same period of the prior year primarily due to the implementation of our organizational restructuring including title portfolio rationalization. This resulted in the elimination of Non-Core product development expenses. Excluding the effect of the elimination of these Non-Core product development expenses, we incurred higher product development expenses for the three months ended September 30, 2009 as compared to the same period of the prior year to support our larger slate of releases for the future.

For the nine months ended September 30, 2009, product development costs decreased as compared to the same period in 2008 primarily attributable to a reduction of product development costs as a result of the implementation of our organizational restructuring including title portfolio rationalization. This resulted in the elimination of Non-Core product development expenses. This decrease was partially offset by post-Business Combination product development costs of $143 million from businesses previously operated by Activision, Inc., for the six month period ended June 30, 2009 included in the nine months ended September 30, 2009, however, product development costs from the Activision business for the six month period ended June 30, 2008 were not included in the nine months ended September 30, 2008.

Sales and Marketing (amounts in millions)

	September 30, 2009	% of consolidated net revenues	September 30, 2008	% of consolidated net revenues	Increase/ (Decrease)

Three months ended	$128	18%	$142	20%	$(14)
Nine months ended	329	12	220	16	109

For the three months ended September 30, 2009, sales and marketing decreased as compared to the same period in 2008 principally due to the wind down of Non-Core activities and the amortization of intangible assets related to customer relationships of $36 million for the three months ended September 30, 2008. This was partially offset by an increased level of investment in marketing and trade promotions to generate sales in a challenging macro-economic and competitive environment.

Post-Business Combination sales and marketing of $147 million from businesses previously operated by Activision, Inc., for the six month period ended June 30, 2009 were included in the nine months ended September 30, 2009, however, sales and marketing from the Activision business for the six month period ended June 30, 2008 were not included in the nine months ended September 30, 2008. This increase was partially offset by a decrease in Non-Core sales and marketing expenses and amortization of intangible assets during the nine months ended September 30, 2009.

General and Administrative (amounts in millions)

	September 30, 2009	% of consolidated net revenues	September 30, 2008	% of consolidated net revenues	Increase/ (Decrease)

Three months ended	$106	15%	$94	13%	$12
Nine months ended	301	11	172	13	129

For the three months ended September 30, 2009, general and administrative expenses increased compared to the same period in 2008 primarily due to higher share-based compensation expenses and foreign exchange losses from the revaluation of transaction exposures.

For the nine months ended September 30, 2009, general and administrative expense increased as compared to the same period in 2008 primarily due to:

•                  Post-Business Combination general and administrative expenses of $114 million from businesses previously operated by Activision, Inc., for the six month period ended June 30, 2009 were included in the nine months ended September 30, 2009, however, general and administrative expenses from the Activision business for the six month period ended June 30, 2008 were not included in the nine months ended September 30, 2008;

•                  Increases in stock-based compensation expense; and

•                  Foreign exchange losses from revaluation of our transaction exposures.

These factors were partially offset by the cost containment strategy we implemented and synergies resulting from our restructuring efforts from the Business Combination.

Restructuring (amounts in millions)

	September 30, 2009	% of consolidated net revenues	September 30, 2008	% of consolidated net revenues	Increase/ (Decrease)

Three months ended	$(1)	—%	$61	9%	$(62)
Nine months ended	29	1	61	4	(32)

In the third quarter of 2008, we implemented an organizational restructuring as a result of the Business Combination. This organizational restructuring was to integrate different operations and to streamline the combined Activision Blizzard organization. The implementation of the organizational restructuring resulted in the following restructuring charges: severance costs, contract termination costs, fixed asset write-off on disposals, impairment charges on acquired trade names, prepaid royalties, intellectual property licenses, impairment charges on goodwill, and loss on disposal of assets/liabilities. At June 30, 2009, we had completed the majority of our organizational restructuring activities as a result of the Business Combination. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more detail.

Investment and Other Income, Net (amounts in millions)

	September 30 2009	% of consolidated net revenues	September 30, 2008	% of consolidated net revenues	Increase/ (Decrease)

Three months ended	$11	2%	$24	3%	$(13)
Nine months ended	21	1	28	2	(7)

Investment and other income, net is comprised of interest income and expense, unrealized gains and losses on trading securities, our auction rate securities put option from UBS and foreign exchange contracts and swaps with Vivendi, and changes in the fair values of certain other financial liabilities.

Investment and other income, net decreased for the three and nine months ended September 30, 2009, as compared to the same period of the prior year primarily as a result of lower cash and cash equivalents balances, lower interest rates and less gain on foreign exchange contracts. Partially offsetting these decreases was an $8 million increase due to the reduction of our financial liability for the three months ended September 30, 2009.

Income Tax Expense (Benefit) (amounts in millions)

	September 30, 2009 Income tax expense	% of pre-tax income (loss)	September 30, 2008 Income tax benefit	% of pre-tax income (loss)

Three months ended	$5	26%	$(62)	37%
Nine months ended	28	7	(22)	38

The income tax expense of $5 million for the three months ended September 30, 2009 reflects an effective tax rate of 26%. The effective tax rate of 26% for the three months ended September 30, 2009 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, recognition of research and development credits and IRC 199 domestic production deductions.

For the nine months ended September 30, 2009 the tax rate is based on our projected annual effective tax rate for 2009, and also includes certain discrete tax benefits recorded during the period. Our tax expense of $28 million for the nine months ended September 30, 2009 reflects an effective tax rate of 7% which differs from the statutory rate of 35% for the nine months ended September 30, 2008 primarily due to foreign income taxes provided at lower rates and certain discrete tax benefits recorded during the period related to the release of valuation allowances on foreign net operating losses and the impact of changes to California tax laws.

The overall effective income tax rate for the year could be different from the tax rates in effect for the nine months ended September 30, 2009 and will be dependent on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2009 and future periods will depend on a variety of factors, such as changes in the geographic mix of income, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.

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

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	At September 30, 2009	At December 31, 2008	Increase/ (Decrease)
Cash and cash equivalents	$2,360	$2,958	$(598)
Short-term investments	361	44	317
	$2,721	$3,002	$(281)

Percentage of total assets	20%	21%

	For the nine months ended September 30,		Increase/
	2009	2008	(Decrease)

Net cash provided by operating activities	$370	$125	$245
Net cash (used in) provided by investing activities	(298)	1,078	(1,376)
Net cash (used in) provided by financing activities	(703)	1,607	(2,310)

In addition to cash flows provided by operating activities, our primary source of liquidity was $2.7 billion of cash and cash equivalents and short-term investments at September 30, 2009. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital (approximately $3.2 billion at September 30, 2009), as well as availability under our credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, to finance the acquisition of intellectual property rights for future products from third parties, and to fund the stock repurchase program.

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

At September 30, 2009, we had $290 million available for utilization under the repurchase program.

Cash Flows from Operating Activities

The primary drivers of cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products and our subscription revenues, offset by payments for taxes and to vendors for the manufacture, distribution and marketing of our products, third-party developers, intellectual property holders, and our workforce.  A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.

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

For the nine months ended September 30, 2009, cash flows used in financing activities included $834 million used to purchase Activision Blizzard stock under the stock repurchase program.  Since its inception in November 2008, we have repurchased $960 million worth of our common stock under this program.

Capital Requirements

For the year ending December 31, 2009, we anticipate total capital expenditures of approximately $75 million. Capital expenditures will be primarily for computer hardware and software purchases.

Off-balance Sheet Arrangements

At September 30, 2009 and December 31, 2008, Activision Blizzard had no relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditure, or capital resources.

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

•                  Accounting for Income Taxes

•                  Fair Value Estimates

•                  Business Combinations

•                  Goodwill and Intangible Assets — Impairment Assessments

•                  Stock-Based Compensation

During the nine months ended September 30, 2009, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs), which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact from the adoption of this amendment on our consolidated financial statements.

In October 2009, the FASB issued an update to Revenue Recognition — Multiple-Deliverable Revenue Arrangements. This update establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this update also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

In October 2009, the FASB issued an update to Software — Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in such securities. As short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At September 30, 2009, our $2,360 million of cash and cash equivalents were comprised primarily of money market funds. At September 30, 2009, our $361 million of short-term investments included $228 million of U.S. government agency securities, $2 million of mortgage-backed securities, $54 million of auction rate securities classified as trading, and $77 million restricted cash. We have $22 million in auction rate securities at fair value classified as long-term investments at September 30, 2009. Most of our investment portfolio is invested in short-term or variable rate securities. Accordingly, we believe that a sharp change in interest rates would not have a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Currency volatility is monitored frequently throughout the year. We enter into currency forward contracts and swaps with Vivendi, generally with maturities of twelve months or less, to mitigate our risk associated with our exposures, which are comprised of foreign currency denominated financial assets and liabilities (e.g. intercompany receivables and payables) and earnings.  We expect to continue to use economic hedge programs in the future to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes.  All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item.

The gross notional amount of outstanding foreign exchange swaps was $246 million at September 30, 2009. The notional amounts of outstanding forward foreign exchange contracts and foreign exchange swaps were $126 million and $118 million, respectively, at December 31, 2008. A pre-tax net unrealized gain of less than $1 million and $3 million for the three months ended September 30, 2009 and 2008, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the Condensed Consolidated Statements of Operations. A pre-tax net unrealized loss of $4 million and pre-tax net unrealized gain of $2 million for the nine months ended September 30, 2009 and 2008, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the Condensed Consolidated Statements of Operations.

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

2) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2009, the end of the period covered by this report.  Based on this controls evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Indications of some regulatory uncertainty exist regarding our licensee’s ongoing ability to operate World of Warcraft in China on a paying basis without interruption.

In April 2009, Blizzard agreed to license World of Warcraft to an affiliated company of NetEase.com, Inc. (“NetEase”) in China for a term of three years.  World of Warcraft was unavailable to players in China from June 7, 2009 (local), the date on which our prior license arrangements expired, until July 30, 2009 (local), when NetEase began making the game available to our previous players in China in a test format without charge.  Subsequently, NetEase advised us that it received the necessary regulatory approval, and accordingly, relaunched the game to subscribers in China on September 19, 2009.  There are indications of ongoing regulatory uncertainty regarding NetEase’s operation of World of Warcraft in China, which could impact its ability to continue to make the game available on a paying basis without interruption. Having World of Warcraft unavailable for play or available only on an unpaid basis would result in lost revenues and income, and having it unavailable for a prolonged period could have a negative effect on our reputation and subscriber base in China.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides the number of shares repurchased and average price paid per share during the three months ended September 30, 2009, and the approximate dollar value of shares that may yet be purchased under our $1.25 billion stock repurchase program at September 30, 2009 (amounts in millions, except number of shares and per share data).

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
July 1, 2009—July 31, 2009	14,420,193	$11.81	14,420,193	$411
August 1, 2009—August 31, 2009	10,165,785	11.90	10,165,785	290
September 1, 2009—September 30, 2009	—	—	—	290
Total	24,585,978	$11.85	24,585,978

(1)  All purchases were made pursuant to a stock repurchase program, announced on November 5, 2008, authorized by our Board of Directors pursuant to which we were originally authorized to repurchase up to $1 billion of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions.  On July 31, 2009, our Board of Directors authorized an increase of $250 million to the stock repurchase program bringing the total authorization to $1.25 billion.  We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors. We may suspend or discontinue the stock repurchase program at any time.

Item 6.  Exhibits

The exhibits listed on the accompanying index to exhibits are hereby incorporated by reference into this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 6, 2009

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

3.3	Amended and Restated By-Laws of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed July 15, 2008).

3.4	First Amendment to the Amended and Restated By-Laws of Activision Blizzard, Inc., dated July 28, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 31, 2008).

10.1*	Employment Agreement, dated July 31, 2009, between Brian Hodous and Activision Publishing, Inc.

10.2*	Notice of Stock Option Award, dated as of November 6, 2009, to Brian Hodous.

10.3*	Notice of Restricted Share Unit Award, dated as of November 6, 2009, to Brian Hodous.

10.4*	Employment Agreement, dated August 31, 2009, between Christopher Walther and Activision Blizzard, Inc.

10.5*	Employment Agreement, dated September 11, 2009, between George Rose and Activision Blizzard, Inc.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

*Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September  30, 2009 and September  30, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September  30, 2009 and September  30, 2008; (iv) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September  30, 2009; and (v) Notes to Condensed Consolidated Financial Statements.

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