Form 10-K
period 2009-12-31
Activision Blizzard, Inc.
filed 2010-03-01
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-15839

ACTIVISION BLIZZARD, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4803544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3100 Ocean Park Blvd., Santa Monica, CA	90405
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 255-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.000001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's Common Stock held by non-affiliates on June 30, 2009 as reported on the NASDAQ was $7,039,447,050.

         The number of shares of the registrant's Common Stock outstanding at February 22, 2010 was 1,249,909,250.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the 2010 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

PART I

EXPLANATORY NOTE

        On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly- owned subsidiary of Vivendi , and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. ("Activision Blizzard"). For accounting purposes, the Business Combination is treated as a "reverse acquisition," with Vivendi Games deemed to be the acquirer. The historical financial statements of Activision Blizzard, Inc. prior to July 10, 2008 are those of Vivendi Games, Inc.

CAUTIONARY STATEMENT

        This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "future," "intend," "may," "outlook," "plan," "positioned," "potential," "project," "remain," "scheduled," "set to," "subject to," "to be," "upcoming," "will," and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management's current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only at the date on which this Form 10-K was first filed. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard's titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, the seasonal and cyclical nature of the interactive game market, any further difficulties related to World of Warcraft in China, Activision Blizzard's ability to predict consumer preferences among competing hardware platforms, declines in software pricing, product returns and price protection, product delays, retail acceptance of Activision Blizzard's products, competition from the used game market, adoption rate and availability of new hardware (including peripherals) and related software, industry competition and competition from other forms of entertainment, rapid changes in technology, industry standards and consumer preferences including interest in specific genres such as music, first-person action and massively multiplayer online games, protection of proprietary rights, litigation against Activision Blizzard, maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers which can create high quality "hit" titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, integration of recent acquisitions and the identification of suitable future acquisition opportunities, and the other factors identified in "Risk Factors" included in Part I, Item 1A of this Report. The forward-looking statements contained herein are based upon information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Forward-looking statements believed to be true when made may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

        Activision Blizzard's names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard.

Item 1.    BUSINESS

Overview

        Activision Blizzard is a worldwide online, personal computer ("PC"), console, and handheld game publisher. Through Activision Publishing, Inc. ("Activision"), we are a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment Inc. ("Sony") PlayStation 2 ("PS2"), Sony PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Sony PlayStation Portable ("PSP") and Nintendo Dual Screen ("NDS") handheld devices; the PC; the Apple iPhone ("iPhone"); and the new handheld game system Nintendo DSi. Through Blizzard Entertainment, Inc. ("Blizzard"), we are the leader in terms of subscriber base and revenues generated in the subscription-based massively multiplayer online role-playing game ("MMORPG") category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net.

        Our Activision business involves the development, marketing, and sale of products directly, by license, and through our affiliate label program with certain third-party publishers. Activision's products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision's target customer base ranges from casual players to core gamers, and children to adults. During 2009, Activision released Call of Duty: Modern Warfare 2, Guitar Hero V, DJ Hero, Band Hero, Tony Hawk: Ride, and PROTOTYPE and continued to publish licensed products, with titles such as Monsters vs. Aliens, Ice Age: Dawn of the Dinosaurs, Bakugan Battle Brawlers, Transformers: Revenge of the Fallen, X-Men Origins: Wolverine, Marvel Ultimate Alliance 2, and several other titles. Activision is currently developing sequels to the Guitar Hero and Call of Duty franchises, True Crime, an action thriller through United Front Games, Blur through Bizarre Creations for the racing genre and Singularity a first person action game through Raven Software, among other titles.

        Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and World of Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, including from sales of prepaid-cards and other value added services); retail sales of physical "boxed" products; electronic download sales of PC products; and licensing of software to third-party companies that distribute World of Warcraft in Russia, China and Taiwan. Blizzard has released two expansion packs to World of Warcraft; World of Warcraft: The Burning Crusade and World of Warcraft: Wrath of the Lich King. Blizzard is currently developing new games, including a new expansion pack to the World of Warcraft franchise, Cataclysm, StarCraft II: Wings of Liberty, which will be released with the new and improved Battle.net, and sequels to the Diablo franchise.

        Our distribution business consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

The Company

        Activision, Inc. was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In June 2000, Activision, Inc. reorganized into a holding company organizational structure. As described in the explanatory note above, Activision, Inc. consummated a business combination with Vivendi Games during the year ended December 31, 2008 and was renamed Activision Blizzard, Inc. Activision Blizzard is a public company traded on the NASDAQ under the ticker symbol "ATVI."

Our Strategy

        Our objective is to continue to be a worldwide leader in the development, publishing, and distribution of quality interactive entertainment software, peripheral products, and online games that deliver a highly satisfying consumer entertainment experience. Through Blizzard, we plan to maintain and build upon our worldwide leadership position of online subscription-based games in the MMORPG category.

        Continue to Improve Profitability.    We continually strive to manage risk and increase our operating leverage and efficiency with the goal of increased profitability. We believe that the key factors affecting our future profitability will be the success rate of our core properties, proven franchises and genres, and our ability to leverage the continued growth of online and digital revenue opportunities.

        Create Shareholder Value.    We continue to focus and enhance shareholder return in growing operating margin, maintaining a strong balance sheet, and producing strong cash flow generation.

        Grow Through Continued Strategic Acquisitions and Alliances.    We intend to continue to evaluate the expansion of our resources and intellectual properties library through acquisitions, strategic relationships, and key license transactions. We will also continue to evaluate opportunities to increase our proven development expertise through the acquisition of, or investment in, selected experienced software development firms.

Competition

        We compete for the leisure time and discretionary spending of consumers with other video game companies, as well as with other providers of different forms of entertainment, such as motion pictures, television, social networking, online casual entertainment and music.

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

        We compete primarily with other publishers of personal computer and video game console interactive entertainment software. In addition to third-party software competitors, integrated video game console hardware and software companies such as Sony, Nintendo, and Microsoft compete directly with us in the development of software titles for their respective platforms. In addition, certain major media companies, such as Walt Disney Company and Time Warner, Inc., which have been investing in video game products, have increased competition within the industry. Further, a number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers over the Internet, and we expect new competitors to continue to emerge in the MMORPG category.

Employees

        We had approximately 7,000 total full-time and part-time employees at December 31, 2009. At December 31, 2009, 191 of our full-time employees were subject to term employment agreements with us. These agreements generally commit the employees to employment terms of between one and five years from the commencement of their respective agreements. Most of the employees subject to these agreements are executive officers or key members of the product development, sales, or marketing divisions. These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors, or marketing product managers. In our experience, entering into employment agreements with these employees reduces our turnover during the development, production, and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities.

        A small number of our employees in France, Spain and Germany are subject to collective bargaining agreements. To date, we have not experienced any labor-related work stoppages.

Intellectual Property

        Like other entertainment companies, our business is significantly based on the creation, acquisition, exploitation and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology, and other technology and trade secrets that we use to develop our games and to make them run properly. Other intellectual property is in the form of audio-visual elements that consumers can see, hear and interact with when they are playing our games.

        We develop products from wholly-owned intellectual properties we create within our own studios. We also acquire the rights to include proprietary intellectual property in our products through acquisitions. In addition, we also obtain intellectual property through licenses and service agreements. These agreements typically limit our use of the licensed rights in products for specific time periods. In addition, our products that play on game consoles and handheld platforms include technology that is owned by the console, or wireless device manufacturer, and licensed non-exclusively to us for use. We also license technology from providers other than console manufacturers. While we may have renewal rights for some licenses, our business and the justification for the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

        We actively engage in enforcement and other activities to protect our intellectual property. We typically own the copyright to the software code, as well as the brand or title name trademark under which our products are marketed. We register copyrights and trademarks in the United States and other countries as appropriate.

        We often distribute our PC products using copy protection technology or other technological protection measures to prevent piracy and the use of unauthorized copies of our products. In addition, console manufacturers typically incorporate technological protections and other security measures in their consoles in an effort to prevent the use of unlicensed product. We are actively engaged in enforcement and other activities to protect against unauthorized copying and piracy, including monitoring online channels for distribution of pirated copies, and participating in various enforcement initiatives, education programs and legislative activity around the world.

Operating Segments

        We operate three operating segments: (i) Activision Publishing—publishing interactive entertainment software and peripherals which includes Activision Publishing, Inc. and studios, assets, and titles previously included in Vivendi Games' Sierra Entertainment operating segment prior to the Business Combination ("Activision"), (ii) Blizzard Entertainment, Inc. and its subsidiaries—publishing real-time strategy, role-playing PC games and online subscription-based games in the MMORPG category ("Blizzard"), and (iii) Activision Blizzard Distribution—distribution of interactive entertainment software and hardware products ("Distribution"). These three operating segments form Activision Blizzard's core operations. Activision Blizzard's non-core exit operations ("Non-Core") represent legacy Vivendi Games' divisions or business units we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination, but that do not meet the criteria for separate reporting of discontinued operations. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current periods' presentation. In accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") regarding disclosures about segments of an enterprise and related information, all prior period segment information has been restated to conform to this new segment presentation.

Activision Publishing Segment ("Activision")—Business Overview

Strategy

        Create, Acquire, and Maintain Strong Franchises.    Activision focuses on development and publishing activities principally for products that are, or have the potential to become, franchises with sustainable mass consumer appeal and recognition. It is our experience that these products can then serve as the basis for sequels, prequels, and related new products that can be released over an extended period of time. We believe that the publishing and distribution of products based on proven franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. We own a number of successful intellectual properties such as the Call of Duty and Guitar Hero franchises. We intend to continue to develop owned franchises in the future. We have also entered into a series of strategic relationships with the owners of intellectual properties pursuant to which we have acquired the rights to publish products based on franchises such as DreamWorks' Animation LLC ("DreamWorks"), Harrah's Entertainment, Inc. ("Harrah"), Hasbro Properties Group ("Hasbro"), MGM Interactive and EON Productions Ltd. ("MGM & EON"), Mattel, Inc. ("Mattel"), Marvel Entertainment, Inc. ("Marvel"), and professional skateboarder Tony Hawk, to develop video games based on their intellectual property.

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

        We develop our products using a combination of our internal development resources and external development resources acting under contract with us. We typically select our external developers based on their track records and expertise in producing products in the same category. One developer will often produce the same game for multiple platforms and will produce sequels to the original game. We believe that selecting and using development resources in this manner allows us to leverage the particular expertise of our internal and external development resources, which we believe enhances the quality of our products and timing of releases.

        Create and Maintain Diversity in Product Mix, Platforms, and Markets.    We believe that maintaining a diversified mix of products can reduce our operating risks and enhance profitability. Therefore, we develop and publish products spanning a wide range of genres, including action/adventure, action sports, racing, role-playing, simulation, first-person action, music-based gaming, and strategy. We also develop products designed for target audiences ranging from casual players to core gamers, children to adults, and mass-market consumers to "value" buyers who seek budget-priced software. Presently, the majority of products that we develop, publish, and distribute operate on the PS3, Xbox 360, and Wii console systems, the PSP, NDS and the iPhone, and the PC. We offer games with localized content in different geographies and both online and offline. We typically offer our products for use on multiple platforms to reduce the risks associated with any single platform, leverage our costs over a larger installed hardware base, and increase unit sales.

Products

        Activision has been best known for our action/adventure, action sports, role-playing, simulation, first-person action, and music video game products. We have had long-term success in the first person action categories through the Call of Duty original intellectual property, including the latest release, Call of Duty: Modern Warfare 2, and we plan on continuing to develop this franchise. Call of Duty has achieved approximately $3 billion life-to-date revenue. We are a leading company in the music-based gaming genre with the Guitar Hero franchise, which combines interactive software with hardware peripherals. We expanded the franchise with the additions of DJ Hero and Band Hero releases during 2009. Band Hero is accompanied by hardware peripherals consisting of a guitar, drum, and microphone, and DJ Hero is accompanied with a turntable peripheral. We have been successful in the superheroes category with our releases of titles based on the Spider-Man and X-Men properties, including the 2009 release of Marvel Ultimate Alliance 2 and X-Men Origins: Wolverine. Our Tony Hawk franchise has been a leader in the action sports genre, and we have a recently released game, Tony Hawk: Ride, to continue the strength of this franchise with an innovative skateboard controller. We have continued our success with the DreamWorks animated movie titles, with the 2009 release of Monsters vs. Aliens. We have expanded our portfolio in the action/adventure genre with the launch of a new internally developed intellectual property, PROTOTYPE. Further, we released Bakugan Battle Brawlers, which is based on the top-rated television series and a best-selling toy.

        In 2010, we plan to release a diversified lineup of games based on Activision's best-selling franchises including Call of Duty, Guitar Hero, and Tony Hawk, together with other well-known titles such as True Crime, Spider-Man, and Bakugan, and a select number of new intellectual property franchises such as Blur and Singularity.

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

        In addition, Activision often seeks out and engages independent third-party developers to create products on our behalf. We either own these products or have unlimited rights to commercially exploit these products. In other circumstances, a third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserves certain exploitation rights. Activision typically selects these independent third-party developers based on their expertise in developing products in a specific category for specific platforms. Each of our third-party developers is under contract with us for specific or multiple titles. From time to time, Activision also acquires the license rights to publish and/or distribute software products that are or will be independently created by third-party developers. In such cases, the agreements with these developers provide us with exclusive publishing and/or distribution rights for a specific period of time, often for specified platforms and territories. In either case, Activision often has the ability to publish and/or distribute sequels, conversions, enhancements, and add-ons to the product initially being produced by the independent developer and Activision frequently has the right to engage the services of the original developer with regard to the further product development.

        In consideration for the services that independent third-party developers provide, the developers receive a royalty, which is generally based on net sales of the developed products. Typically, developers also receive an advance, which Activision recoups from the royalties otherwise payable to the developers. The advance generally is paid in "milestone" stages. The payment at each stage is tied to the completion and delivery of a detailed performance milestone. Working with independent developers allows us to reduce our fixed development costs, share development risks with the third-party developers, take advantage of the third-party developers' expertise in connection with certain categories of products or certain platforms, and gain access to proprietary development technologies.

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

        We believe that our strong proven franchises and genres generate a loyal and devoted customer base that continues to purchase our sequels as a result of their dedication to the franchise and satisfaction from previous product purchases. We therefore market these sequels and expansion packs toward the established market as well as to broader audiences. In addition, for marketing titles based on licensed properties, we believe that we derive benefits from our continued marketing of these licensed properties as well as marketing and promotional activities of the property owners.

        North America.    Our products are available for sale or rental in thousands of retail outlets in North America. Our North American retail customers include, among others, Best Buy, GameStop, Target, Toys "R" Us, and Wal-Mart.

        In the United States ("U.S.") and Canada, our products are sold primarily on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. We believe that a direct relationship with retail accounts results in more effective inventory management, merchandising, and communications than would be possible through indirect relationships. We have implemented electronic data interchange linkages with many of our retailers to facilitate the placing and shipping of orders. We also sell our products to a limited number of distributors.

        International.    Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries. We conduct our international publishing activities through offices in the United Kingdom ("U.K."), Germany, France, Italy, Spain, Norway, the Netherlands, Sweden, Australia, China, Ireland, and Singapore. We seek to maximize our worldwide revenues and profits by releasing high quality foreign language releases concurrently with English language releases and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories.

        On a worldwide basis, our largest customers, GameStop and Wal-Mart, each accounted for approximately 10% and 11% of consolidated revenues for the years ended December 31, 2009 and 2008, respectively.

        Digital Distribution.    Some of our products are sold in, or only in, a digital format, which allows consumers to purchase and download the game at their convenience. We partner with digital distributors to leverage this growing method of distribution. We also make available to our consumer value added downloadable contents to enhance their gaming experience through Microsoft, Sony and Nintendo's digital online services.

        Affiliate Labels.    In addition to our own products, we distribute a select number of interactive entertainment products that are developed and marketed by other third-party publishers through our "affiliate label" programs in North America, Europe, and the Asia Pacific region. The distribution of other publishers' products allows us to increase the efficiencies of our sales force and provides us with the ability to better ensure adequate shelf presence at retail stores for all of the products that we distribute. Revenues that we receive from distributing other publishers' titles mitigate the risk that a particular title or titles published by us fails to meet expectations. Services we provide under our affiliate label programs include order solicitation, in-store marketing, logistics and order fulfillment, and sales channel management, as well as other accounting and general administrative functions. Our current affiliate label partners include LucasArts, as well as several affiliate label partners in our "value" business, which offers budget-priced software to the public. Each affiliate label relationship is unique and may pertain only to distribution in certain geographic territories and may be further limited only to specific titles or titles for specific platforms.

Manufacturing

        Activision prepares a set of master program copies, documentation, and packaging materials for our products for each hardware platform on which the product will be released. We also manufacture separate hardware peripherals, such as the guitar, drum and microphone for Guitar Hero World Tour and Band Hero, the new turntable for DJ Hero, and the new skateboard controller for Tony Hawk: Ride. With respect to products for use on the Sony, Nintendo, and Microsoft systems, our disk and hardware peripheral duplication, packaging, printing, manufacturing, warehousing, assembly, and shipping are performed by third-party subcontractors and Company-owned distribution facilities.

        To maintain protection over their hardware technologies, Sony, Nintendo, and Microsoft generally specify or control the manufacturing and assembly of finished products. We deliver the master materials to the licensor or its approved replicator, which then manufactures finished goods and delivers them to us for distribution under our label. We use manufacturers authorized by Sony, Nintendo, or Microsoft to make the hardware peripherals for Guitar Hero titles, Band Hero, DJ Hero, and Tony Hawk: Ride. At the time our product unit orders are filled by the manufacturer, we become responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

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

        We believe that the PC online market will remain a growing category throughout the world. The large and growing PC installed base in all regions and the continuing development of broadband connectivity facilitates online games and community experiences while creating access to new potential customers. Given the success of World of Warcraft and StarCraft in Asia, we expect to continue to be well positioned to capture the growing consumer demand in this region. Blizzard is among the few companies with video game franchises created and developed in the U.S. that have gained and retained success in Asia. World of Warcraft and StarCraft are strong brands in Asia. Titles in those series have been among the most played games in the region for many years and support a thriving professional gaming industry, particularly in South Korea. During 2009, Blizzard entered into licensing arrangements for World of Warcraft, StarCraft II, Battle.net and Warcraft III with an affiliated company of NetEase.com, Inc. in China. Further, as World of Warcraft is a server-based game, only playable online, Blizzard is one of the few companies that can target markets that have been dominated by piracy and monetize former illegitimate players as well as expand in markets that have not been penetrated by consoles, but offer a large PC installed base.

Products

        Blizzard is a leading company in the subscription-based MMORPG category. World of Warcraft was initially launched in November 2004 in North America, Australia, and New Zealand; and was subsequently launched in South Korea, Europe, China, Singapore, Taiwan, Hong Kong, and Macau in 2005; Malaysia in 2006; and Thailand in 2007. As of December 31, 2009, World of Warcraft had approximately 11.5 million active subscribers. World of Warcraft is available in various languages based on the regions in which it is played and has earned awards and praise from publications around the world. Blizzard launched an expansion pack to World of Warcraft, World of Warcraft: The Burning Crusade, in January 2007 in North America, Europe, Australia, New Zealand, Singapore, Malaysia, and Thailand; in South Korea in February 2007; Taiwan, Hong Kong, and Macau in April 2007; and China in September 2007. Blizzard launched the second World of Warcraft expansion pack, World of Warcraft: Wrath of the Lich King, in November 2008 in all territories except China, where we intend to launch in 2010. Blizzard plans to launch the third installment of the World of Warcraft expansion pack, World of Warcraft: Cataclysm in 2010. Revenues associated with the World of Warcraft franchises accounted for 98%, 97%, and 97% of Blizzard's consolidated net revenues for the years ended December 31, 2009, 2008, and 2007, respectively.

        Additionally, in the PC online category, in 2010, Blizzard plans to release StarCraft II: Wings of Liberty together with the new and improved Battle.net, which will provide integration of gameplay and community, customer services, and digital distribution of content in 2010. Blizzard has also announced the development of a sequel for Diablo, an action role-playing game.

Product Development and Support

        As a development studio, creator and publisher of the World of Warcraft, Diablo, and StarCraft franchises, Blizzard focuses on creating well-designed, high quality games. Product development is handled internally by a strong core group of talented designers, producers, programmers, artists, and sound engineers. To maintain its current subscribers and attract new subscribers, Blizzard continues to develop new patches to upgrade World of Warcraft. In addition to its headquarters in Irvine, California, Blizzard maintains offices in or around Austin, Texas; Paris, France; Cork, Ireland; Seoul, South Korea; Shanghai, China; and Taipei, Taiwan, to provide 24/7 game support to World of Warcraft players in their native language, enhance online community management, and tailor marketing initiatives to specific regions.

Marketing, Sales, and Distribution

        Blizzard distributes its product and generates revenues worldwide through various means: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards, and other value added services such as the ability to change "factions", the ability to transfer "realms" and the ability to purchase a virtual pet), retail sales of physical "boxed" product, electronic download sales of PC products, and licensing of software to third-party companies that distribute World of Warcraft in Russia, China and Taiwan. In addition, Blizzard operates a free online game service, Battle.net, which attracts millions of active players, making it one of the largest online-game related services in the world. Battle.net is a service that allows players to connect and play Blizzard games and strengthens brand loyalty among current Blizzard gamers.

Activision Blizzard Distribution Segment ("Distribution")—Business Overview

        We distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries: Centresoft in the U.K.; and NBG in Germany. These subsidiaries act as wholesalers in the distribution of products and also provide packaging, logistical and sales services. They provide services to our publishing operations and to various third-party publishers, including Sony, Nintendo, and Microsoft. Centresoft is Sony's exclusive distributor of PlayStation products to the independent market sector of the U.K.

        We entered into the distribution business to obtain distribution capacity in Europe for our own products, while supporting the distribution infrastructure with third-party sales, and to diversify our operations in the European market. Centresoft and our other distribution subsidiaries operate in accordance with strict confidentiality procedures to provide independent services to various third-party publishers.

Additional Financial Information

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain additional information regarding operating segments and geographic areas. See the Critical Accounting Policies section under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our practices with regard to several working capital items, such as rights of returns, and inventory practices. See the Management's Overview of Business Trends under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of seasonality on our business.

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

        For example, retailers and distributors in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. We typically make sales to most retailers and some distributors on unsecured credit, with terms that vary depending upon the customer's credit history, solvency, credit limits, and sales history, as well as whether the customer can obtain sufficient credit insurance. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer's bankruptcy, insolvency, or liquidation, this insurance typically contains a significant deductible and co-payment obligation, and does not cover all instances of non-payment. As a result, a payment default by or the insolvency or business failure of a significant customer could significantly harm our business and financial results.

        The insolvency or business failure of other types of business partners could result in disruptions to the manufacturing or distribution of our products or the cancellation of contractual arrangements that we consider to be favorable.

Current general economic conditions may adversely affect other aspects of our business.

        We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, and all of the effects the current macroeconomic conditions may have on our business. Among other things, because we generally maintain large cash reserves, we are subject to the risk that inflation may cause the real value of our cash and cash equivalents to decline. Furthermore, uncertainties concerning the likely length and severity of the economic downturn cause our forecasts to be subject to even greater risks and uncertainties.

Fluctuations in currency exchange rates may have a negative impact on our results of operations.

        We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales and expenses are denominated in local currencies, including certain major currencies, such as the euro and U.K. pound, and emerging market currencies, such as the Korean won and Chinese renminbi, which could fluctuate against the U.S. dollar. We have, in the past, utilized currency derivative contracts to hedge certain foreign exchange exposures, with hedge tenors of generally less than 12 months, as well as managing these exposures with natural offsets. We may also, from time to time, hedge non-U.S. dollar earnings. Our principal counterparty in respect of currency derivative contracts is Vivendi, though we periodically evaluate and may use similar arrangements with other counterparties. There can be no assurance that we will continue these programs, or that we will be successful in managing exposure to currency exchange rate risks.

Vivendi owns a majority of our outstanding shares of common stock and the interests of Vivendi and its subsidiaries may conflict with the interests of our other shareholders.

        Vivendi and its subsidiaries currently own approximately 57% of our issued and outstanding shares of common stock.

        As a result of the Business Combination, Vivendi has the ability to nominate a majority of our board of directors and determine the outcome of certain matters submitted to our stockholders, such as the approval of significant transactions and the declaration of dividends on our common stock. As a result, actions that may be supported by a majority of stockholders other than Vivendi may be blocked by Vivendi. In addition, Vivendi's ownership may affect the liquidity in the market for our common stock.

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

        A significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises and these products are responsible for a disproportionately high percentage of our profits. For example, our top three franchises, Call of Duty, Guitar Hero, and World of Warcraft, accounted for approximately 68% of our net revenues for the year ended December 31, 2009. We expect that a limited number of popular franchises will increasingly produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises may significantly harm our business and financial results.

Sales of certain titles are affected by hardware peripheral availability, which increases our exposure to imbalances between projected and actual demand.

        Some of our titles involve one or more separate hardware peripherals, such as the guitar which accompanies Guitar Hero titles, the guitar, drum and microphone which accompany Band Hero, the turntable which accompanies DJ Hero and the skateboard controller which accompanies Tony Hawk: Ride. Typically, we sell such software both in bundles with the hardware peripherals and on a stand-alone basis. Consumers may not want to buy such game software if they cannot also buy the hardware peripherals. If we underestimate demand or otherwise are unable to produce sufficient quantities of the hardware peripherals of an acceptable quality or allocate too few peripherals to geographic markets and hardware platforms where demand exceeds supply, we will forego revenue. This may also create greater opportunities for competitors to develop or gain share with competitive product offerings.

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

        A limited number of manufacturers are authorized by Sony, Nintendo or Microsoft to make the hardware peripherals for Guitar Hero, and the majority of those manufacturers are located in China. Anything that impacts the ability of those manufacturers to produce or otherwise supply the hardware peripherals for us or increases their costs of production, including the revocation of the first party license to produce the hardware, the utilization of such manufacturer's capacity by one of our competitors, changes in safety, environmental or other regulations applicable to the peripherals and the manufacturing thereof, natural or manmade disasters that disrupt manufacturing, transportation or communications, labor shortages, civil unrest or issues generally negatively impacting international companies operating in China, increases in the price of petroleum or other raw materials, increases in fuel prices and other shipping costs, and increases in local labor costs in China, may adversely impact our ability to supply those peripherals to the market and the prices we must pay for those peripherals, and therefore our financial performance. Additionally, the increasing complexity and expense of these hardware peripherals increases the risk of production delays or product defects.

Our sales may decline substantially without warning and in a brief period of time because a substantial portion of our sales are made to a relatively small number of key customers and because we do not have long-term contracts for the sale of our products.

        In the U.S. and Canada, Activision has primarily sold its products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. Activision products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries. Activision's sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. We had two customers, Wal-Mart and GameStop, which each accounted for approximately 10% of our consolidated revenues for the year ended December 31, 2009 and accounted for approximately 18% and 10% of our consolidated gross receivables at December 31, 2009, respectively. The loss of, or significant reduction in sales to, any of Activision's principal retail customers or distributors could significantly harm our business and financial results. The concentration of sales in a small number of large customers also could make us more vulnerable to collection risk if one or more of these large customers becomes unable to pay for our products or seeks protection under the bankruptcy laws. In addition, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

We may not be able to maintain our distribution relationships with key vendors and customers.

        Our NBG and Centresoft subsidiaries distribute interactive entertainment software and hardware products and provide related services in Germany, and the U.K., respectively, and via export in other European countries for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers. From time to time, they also maintain exclusive relationships to serve certain retail customers. These services are generally performed subject to limited-term arrangements. Although we expect to use reasonable efforts to retain these vendors and retail customer relationships, we may not be successful in this regard. The cancellation or non-renewal of one or more of these arrangements could adversely affect our business and financial results.

Indications of some regulatory uncertainty exist regarding our licensee's ongoing ability to operate World of Warcraft in China on a paying basis without interruption.

        In April 2009, Blizzard agreed to license World of Warcraft to an affiliated company of NetEase.com, Inc. ("NetEase") in China for a term of three years. World of Warcraft was unavailable to players in China from June 7, 2009 (local), the date on which our prior license arrangements expired, until July 30, 2009 (local), when NetEase began making the game available to our previous players in China in a test format without charge. Subsequently, NetEase advised us that it received the necessary regulatory approval, and accordingly, relaunched the game to subscribers in China. Having World of Warcraft unavailable for play or available only on an unpaid basis would result in lost revenues and income, and having it unavailable for a prolonged period could have a negative effect on our reputation and subscriber base in China.

As online functionality has become an increasingly important feature of our software products, we may need to defer the recognition of an increasing amount of revenue, which may adversely affect the net revenue, net income and earnings per share that we will report under U.S. GAAP.

        As online functionality has become a more important component of gameplay, an increasing number of our online-enabled games contain a more-than-inconsequential separate service deliverable in addition to the product, and our performance obligations for these games extend beyond the sale of the games. Vendor-specific objective evidence of fair value does not exist for the online services, as we do not plan to separately charge for this component of online-enabled games. As a result, we recognize revenues from the sale of certain online-enabled games for certain platforms ratably over an estimated service period. In addition, we defer the costs of sales of those titles. If we are required to recognize a greater portion of the revenue of a sale after shipment, or if we are required to recognize revenue over a longer service period, there may be an adverse effect on our reported net revenue, net income and earnings per share under accounting principles generally accepted in the United States of America ("U.S. GAAP").

A substantial portion of our revenue and profitability will depend on the subscription-based massively multiplayer online role-playing game category. If we do not maintain our leadership position in this category, our financial results could suffer.

        Activision Blizzard is the leading global developer, publisher and distributor in terms of subscriber base and revenues in the subscription-based MMORPG category, due to the popularity of Blizzard's World of Warcraft and related expansion packs. Subscription revenues from this game comprise a significant portion of our consolidated revenues. To remain the leader in the MMORPG category, it is important that we continue to refresh World of Warcraft or develop new MMORPG products that are favorably received by both our existing customer base and new customers. A number of software publishers have developed and commercialized or are currently developing online games for use by consumers over the Internet which pose a threat to the popularity of World of Warcraft, and we expect new competitors to continue to emerge in the MMORPG category. If consumer demand for World of Warcraft games declines and we have not introduced new MMORPG or other products that replace World of Warcraft's potentially decreasing revenue, or added other sources of revenue, our financial condition could suffer. Additionally, if new technologies are developed that replace MMORPG games, consumer preferences trend away from MMORPG games or new business models emerge that offer online subscriptions for free or at a substantial discount to current MMORPG subscription fees, our revenue and profitability may decline.

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

Our results of operation may suffer if consumer preferences shift away from the genres from which we currently derive the majority of our revenue.

        A significant portion of our revenue is derived from products in the music-based gaming, first-person action and MMORPG genres. Consumer preferences for games are difficult to predict, and if interest in those genres declines, even if our share of those genres is stable or expands, we will not be able to sustain the same level of sales of our products in those genres, and our financial results could suffer. For example, we recorded a non-cash impairment charge on finite-lived intangible assets for 2009 as a result of the weaker environment for casual and music games and our net revenues were lower in 2009 as compared to 2008 in part due to this environment.

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

We depend on servers to operate our MMORPG business and other games of ours that have online features. If we were to lose server capacity, for any reason, our business could suffer.

        Our business relies on the continuous operation of our data servers. Any broad based catastrophic server malfunction, a significant intrusion by hackers that circumvents our security measures, or a failure of our disaster recovery service would likely interrupt the operation of our MMORPG game, World of Warcraft, and other games of ours with online features and could result in the loss of sales for such games (including subscription-based sales for World of Warcraft). An extended interruption of service could harm our reputation and operating results.

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

        We are subject to risks associated with the collaborative online features in our games, such as World of Warcraft's online chat feature, which allows consumers to post narrative comment, in real time, that is visible to other players. Despite our efforts to restrict inappropriate consumer content, from time to time objectionable and offensive consumer content may be posted to a World of Warcraft gaming site or the sites of other games or game services, such as Battle.net, with online chat features or game forums which allow consumers to post comments. We may be subject to lawsuits, governmental regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content, any of which could harm our operating results.

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

The future success of our business depends on our ability to release popular products in a timely manner.

        The life of any one console or hand-held game product is relatively short and generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have an adverse effect on our operating results and cause our operating results to be materially different from expectations. It is therefore important for us to be able to continue to develop many high quality new products that are popularly received and to release those products in a timely manner. If we are unable to continue to do so, our business and financial results may be negatively affected.

Our business is "hit" driven. If we do not deliver "hit" titles, or if consumers prefer competing products, our sales could suffer.

        While many new products are regularly introduced, only a relatively small number of high-quality "hit" titles account for a significant portion of net revenue. Competitors may develop titles that imitate or compete with our "hit" titles, and take sales away from them or reduce our ability to command premium prices for those titles. "Hit" products published by our competitors may take a larger share of consumer spending than anticipated, which could cause our product sales to fall below expectations. If our competitors develop more successful products or offer competitive products at lower prices, or if we do not continue to develop consistently high-quality and well received products, our revenues, margins, and profitability could decline. In addition, our own "hit" products could compete with our other titles, reducing sales for those other titles.

If we are unable to successfully develop or market owned intellectual property, we may publish fewer "hit" titles and our revenues may decline.

        Some of our products are based on intellectual property that we have developed internally or acquired from third parties. If this new intellectual property does not gain market acceptance, whether because we are unable to successfully create consumer appeal and brand recognition or otherwise, our revenues, margins, and profitability could decline.

If we are unable to maintain or acquire licenses to intellectual property, we may publish fewer "hit" titles and revenues may decline.

        Some of our products are based on intellectual property and other character or story rights licensed from third parties. These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or to include new products in existing licenses. Our loss of a significant number of intellectual property licenses or relationships with licensors, or inability to obtain additional licenses of significant commercial value could have an adverse effect on our ability to develop new products and therefore on our business and financial results. Additionally, the failure of intellectual property we license to be popularly received could impact the market acceptance of those products in which the intellectual property is included. Such lack of market acceptance could result in the write-off of the unrecovered portion of acquired intellectual property assets, which could harm our business and financial results. Furthermore, the competition for these licenses and distribution agreements is often intense. Competition for these licenses may also increase the advances, guarantees, and royalties that must be paid to the licensor.

Competition within and to the interactive entertainment industry is intense, and competitors may succeed in reducing our sales.

        We compete with other publishers of PC and video game console interactive entertainment software and peripherals. Those competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing, and product development resources than we have. For example, integrated video game console hardware and software companies such as Sony, Nintendo, and Microsoft compete directly with us in the development of software titles for their respective platforms. Further, certain major media companies, such as the Walt Disney Company and Time Warner, Inc., which have been investing in video game products, have increased competition within the industry. Our competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports, music and character properties, pay more to third-party software developers, or otherwise develop more commercially successful products for the PC or video game platforms than we do. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors, and other customers who may be willing to promote titles with less consumer appeal in return for access to those competitors' most popular titles.

        We also compete with other forms of interactive entertainment, such as casual games like iPhone applications and other mobile phone games, and games developed for use by consumers on social networking sites. Future increased consumer acceptance and increases in the availability such games or other online games, or technological advances in online game software or the Internet, could result in a decline in platform-based software and negatively impact sales of our console and hand-held products. Newer technological advances in online game software may also render products such as World of Warcraft obsolete. Additionally, direct sales of software over the Internet by competitors could adversely affect our distribution business.

        We also compete with other forms of entertainment and leisure activities. For example, the overall growth in the use of the Internet and online services such as social networking sites by consumers may pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and more using the Internet, including those online services.

Increased sales of used video game products could lower our sales.

        Certain of our larger customers sell used video games, which are generally priced lower than new video games and do not result in any revenue to the publisher of the games, and the market for these games has been growing. If our customers continue to increase their sales of used video games, it could negatively affect our sales of new video games and have an adverse impact on our operating results.

Our business is subject to the risks and uncertainties of international trade.

        We conduct business throughout the world, and we derive a substantial amount of revenue from international trade, particularly from Europe, Australia, and Asia. We expect that international revenues will continue to account for a significant portion of total revenues in the future and, moreover, believe that Asia will be a significant source of growth for us.

        As such, we are subject to risks inherent in foreign trade, including increased tariffs and duties, fluctuations in currency exchange rates, shipping delays, increases in transportation costs, increases in local labor costs in overseas locations where our hardware peripherals are manufactured, international political, regulatory and economic developments and differing local business practices, all of which may impact operating margins or make it more difficult, if not impossible, for us to conduct business in foreign markets.

        For example, a deterioration in relations between either us or the U.S. and any country in which we have significant operations or sales, or the implementation of government regulations in such a country, including China in particular, could result in the adoption or expansion of trade restrictions that harm our business and operating results. For instance, to operate in China, World of Warcraft must have regulatory approval. Such regulatory approval will also be required to sell the World of Warcraft: Wrath of the Lich King expansion pack in China. A decision by the Chinese government to revoke its approval for World of Warcraft or to decline to approve the World of Warcraft: Wrath of the Lich King expansion pack or other future products would adversely impact our operating results. Additionally, in the past, legislation has been implemented in China that has required modifications to the World of Warcraft software. The future implementation of similar laws may require engineering modifications to our products that are not cost-effective, if even feasible at all, or could degrade the customer experience to the point where customers cease to purchase such products.

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

  •
  limited financial resources and business expertise and inability to retain skilled personnel may force developers out of business prior to completing products or require us to fund additional costs; and

  •
  a competitor may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers' services for our products, except for those developers that are contractually obligated to complete development for us.

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

        We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer's game platform. In order to publish products for new hardware platforms, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, the platform licensors have retained the flexibility to change their fee structures for online gameplay and features for their consoles and the manufacturing of products. The control that platform licensors have over the fee structures for their platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. It is also possible that platform licensors will not renew our existing licenses. Any increase in fee structures or nonrenewal of licenses could have a significant negative impact on our business models and profitability, particularly for Activision, as the publishing of products for console systems is the largest portion of Activision's business.

Our business is highly dependent on the success, timely release and availability of new video game platforms and on the continued availability of existing video game platforms, as well as our ability to develop commercially successful products for these platforms.

        We derive a substantial portion of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PlayStation 3 and PlayStation Portable, Microsoft's Xbox 360 and Nintendo's Wii and NDS. For example, sales of products for consoles accounted for 51% of our consolidated net revenue in 2009. The success of our business is driven in large part by the availability of an adequate supply of these video game platforms, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than initially anticipated, causing us to miss a meaningful revenue opportunity. Additionally, if the platforms for which we are developing products are not released when anticipated, are not available in adequate quantities to meet consumer demand, or do not attain wide market acceptance, our revenues may suffer, we may be unable to fully recover our investment in developing those products, and our financial performance may be harmed.

Transitions in console platforms could adversely affect the market for interactive entertainment software.

        In 2005, Microsoft released the Xbox 360 and, in 2006, Sony and Nintendo introduced the PlayStation 3 and Wii, respectively. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of game console entertainment software products we publish may slow or even decline until new platforms are introduced and achieve wide consumer acceptance. This decline may not be offset by increased sales of products for the new console platforms. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for current-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions may be more volatile and more difficult to predict than during other times, and such volatility may cause greater fluctuations in our stock price.

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

If we are unable to sustain launch pricing on current-generation titles, our operating results will suffer.

        We expect to be able to price current-generation titles for the Microsoft Xbox 360, Sony's PlayStation 3 and the Nintendo Wii at a premium launch level, but if we are unable to sustain launch pricing on these current-generation titles, whether because retailers elect to price these products at a lower price or otherwise, we may experience a negative effect on our margins and operating results.

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

        In addition, platform licensors control our ability to provide online game capabilities for console platform products and in large part establish the financial terms on which these services are offered to consumers. Currently, Microsoft provides online capabilities for the Xbox 360, Sony provides online capabilities for PlayStation 3 products, and Nintendo provides online capabilities for the Wii. In each case, compatibility code and/or the consent of the licensor are required for us to include online capabilities in its console products. As these capabilities become more significant, the failure or refusal of licensors to approve our products may harm our business and financial results.

Our market is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our new resources among, emerging technologies, our revenues would be negatively affected.

        Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products to emerging technologies. When we choose to incorporate a new technology into a product or to develop a product for a new platform, operating system or media format, we often are required to make a substantial investment one to two years prior to the introduction of the product. If we invest in the development of video games incorporating a new technology or for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than we anticipated and may not cover our development costs. If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms that achieve significant commercial success, our revenues would also be adversely affected, and it may take significant time and resources to shift product development resources to that technology or platform. Any such failure to adapt to, and appropriately allocate resources among, emerging technologies would harm our competitive position, reduce our share and significantly increase the time we take to bring popular products to market.

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

        In prior years, at least two lawsuits have been filed against numerous video game companies, including against Activision, by the families of victims who were shot and killed by teenage gunmen in attacks perpetrated at schools. These lawsuits alleged that the video game companies manufactured and/or supplied these teenagers with violent video games, teaching them how to use a gun and causing them to act out in a violent manner. These lawsuits have been dismissed. Similar additional lawsuits may be filed in the future. Although our general liability insurance carrier has agreed to defend lawsuits of this nature with respect to the prior lawsuits, it is uncertain whether insurance carriers would do so in the future, or if such insurance carriers would cover all or any amounts for which we might be liable if such future lawsuits are not decided in our favor. If such future lawsuits are filed and ultimately decided against us and the relevant insurance carrier does not cover the amounts for which we may be liable, it could have an adverse effect on our business and financial results. Payment of significant claims by insurance carriers may make insurance coverage materially more expensive or unavailable in the future, thereby exposing us to additional risk.

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

        The interactive entertainment industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season. As a result, net revenues, gross profits, and operating income have historically been highest during the second half of the year. Receivables and credit risk are likewise higher during the second half of the year as customers stock up on our products for the holiday season. Further, delays in development, licensor approvals, or manufacturing can also affect the timing of the release of products, causing us to miss key selling periods such as the year-end holiday buying season.

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

        Our success depends to a significant extent on our ability to identify, hire, and retain skilled personnel, particularly personnel with the specialized skills needed to create the high-quality "hit" titles upon which our business is substantially dependent. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with technical, marketing, sales, product development, and management skills. We may have difficulties in attracting and retaining skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain the services of key personnel, our business and financial results could be negatively impacted.

Our products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technologies. We may also face legal risks arising out of user-generated content.

        We regard our software as proprietary and rely on a variety of methods, including a combination of copyright, patent, trademark and trade secret laws and employee and third-party nondisclosure agreements, to protect our proprietary rights. We own or license various copyrights, patents, and trademarks. We are aware that some unauthorized copying occurs, and if a significantly greater amount of unauthorized copying of our software products were to occur, it could cause harm to our business and financial results.

        Policing unauthorized use of our products is difficult, and software piracy is a persistent problem for us, especially in certain countries. Further, the laws of some countries where our products are or may be distributed either do not protect their products and intellectual property rights to the same extent as the laws of the U.S., or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, though we take steps to make the unauthorized copying and distribution of our products more difficult and to otherwise enforce and police our rights, as do the manufacturers of consoles on which some of those games (and a majority of those games published by Activision) are played, our efforts and the efforts of the console manufacturers may not be successful in controlling the piracy of our products in all instances. Organized pirate operations have been expanding globally. In addition, the proliferation of technology designed to circumvent the protection measures used in our products, the availability of broadband access to the Internet, the ability to download pirated copies of games from various Internet sites and peer-to-peer networks, and the widespread proliferation of Internet cafes using pirated copies of our products all have contributed to an expansion in piracy. This could have a negative effect on our growth and profitability in the future.

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

        We store the source code and game assets for our interactive entertainment software products as created. In addition, we store confidential information with respect to our customers and employees. A breach of the systems on which such source code and assets, account information (including personally identifiable information) and other sensitive data is stored could lead to piracy of our software or fraudulent activity resulting in claims and lawsuits against us in connection with data security breaches. A data intrusion into a server for a game with online features, such as World of Warcraft, could also disrupt the operation of such game. If we are subject to data security breaches, we may have a loss in sales or be forced to pay damages or other amounts, which could adversely affect profitability. In addition, any damage to our reputation resulting from a data breach could have an adverse impact on our revenues and future growth prospects, or increased costs arising from the implementation of additional security measures.

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

        The Entertainment Software Rating Board (the "ESRB") is a self-regulatory body in the U.S. that provides consumers of interactive entertainment software with ratings information, including information relating to violence, nudity, or sexual content contained in software titles. Certain countries other than the U.S. have also established similar rating systems as prerequisites for product sales in those countries. In some countries, a company may be required to modify its products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. The relevant ESRB ratings include "Everyone" (age 6 and older), "Everyone 10+" (age 10 and older), "Teen" (age 13 and over), or "Mature" (age 17 and over). Certain of our titles have received a "Mature" rating. None of our titles has received the "Adults Only" rating (18 and over). If we are unable to obtain the ratings we have targeted for our products as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected.

Our business, products, and distribution are subject to increasing regulation of content in key territories. If we do not successfully respond to these regulations, our business may suffer.

        Legislation is continually being introduced that may affect both the content and the distribution of our products. Those laws and regulations vary by territory. For example, privacy laws in the U.S and Europe impose various restrictions on the collection, storage and use of personal information.

        In addition, many foreign countries, such as China and Germany, have laws that permit governmental entities to censor the content and/or advertising of interactive entertainment software or prohibit certain types of content. In the U.S, numerous laws have been introduced at one time or another at the federal and state level which attempt to restrict the content of games or the distribution of such products (although, to date, most courts that have ruled on such legislation have ruled in a manner favorable to the interactive entertainment industry).

        The adoption and enforcement of such legislation in the U.S. and other countries in which we do business may harm the sales of our products, as products we are able to offer to our customers and the size of the potential market for our products may be limited. We may also be required to modify certain products or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our products.

If one or more of our titles were found to contain objectionable undisclosed content, our business could suffer.

        Throughout the history of the interactive entertainment industry, many video games have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. However, in some cases, objectionable undisclosed content or features have been found in our and other publishers' interactive entertainment software products. In a few cases, the ESRB has reacted to discoveries of undisclosed content and features in other publisher's products by changing the rating that was originally assigned to the product, requiring the publisher to change the game and/or game packaging and/or fining the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, some interactive entertainment software consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the company whose game contained the objectionable material, and, on at least one occasion, filing a lawsuit against the publisher of the product containing such content.

        We have implemented preventive measures designed to reduce the possibility of objectionable undisclosed content from appearing in the video games we publish. Nonetheless, these preventive measures are subject to human error, circumvention, overriding, and reasonable resource constraints. If a video game we publish is found to contain undisclosed content, we could be subject to any of these consequences and our reputation could be harmed, which could have a negative impact on our operating results and financial condition, and our business and financial performance could be significantly harmed.

We engage in acquisitions, and may encounter difficulties in integrating these businesses and, therefore, may not realize the anticipated benefits of the acquisitions.

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

        We conduct some of our operations through joint ventures in which we share control with our joint venture partners. Although we enter into joint venture arrangements in order to share risks with our joint venture partners, these arrangements may also decrease our ability to manage risk. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. There is the risk that our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with ours. There is also risk that our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with any joint ventures could have an adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.

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
  the announcement of new products;

  •
  the announcement of lower prices on competing products;

  •
  product development or release schedule;

  •
  general conditions in the computer, software, entertainment, media or electronics industries, and in the economy;

  •
  timing of the introduction of new platforms and delays in the actual release of new platforms;

  •
  hardware manufacturers' announcements of price changes for hardware platforms;

  •
  consumer acceptance of hardware platforms;

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our principal corporate and administrative offices are located at 3100 Ocean Park Boulevard, Santa Monica, California 90405 under a lease set to expire in December 2010. Other significant leased facilities include: our Blizzard offices located in Irvine, California 92612 and our North America Distribution warehouse located in Fresno, California 93725, for which the leases are set to expire in October 2013 and February 2011, respectively.

        The following is a summary of the principal leased offices we maintained as of December 31, 2009:

Purpose	North America	Europe	Asia	Total
	Square footage of leased properties
Corporate Offices	140,151	3,961	—	144,112
Activision Product Development & Publishing Facilities (Activision Segment)	1,331,366	146,704	21,474	1,499,544
Blizzard Product Development & Publishing Facilities (Blizzard Segment)	325,600	86,000	29,450	441,050
Distribution Facilities (Distribution Segment)	—	458,100	—	458,100
Sales offices	14,847	—	—	14,847

Total	1,811,964	694,765	50,924	2,557,653

        In total, we lease approximately 50 facilities in 13 countries, including the United States, Canada, the U.K., Germany, France, Italy, Spain, Australia, Sweden, China, the Netherlands and Ireland. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs.

Item 3.    LEGAL PROCEEDINGS

        The discussion in Note 18 to the Consolidated Financial Statements regarding legal proceedings is incorporated herein by reference. Additionally, with regard to the internal human resource inquiry and related matters described in Note 18 to the Consolidated Financial Statements, please refer to the Risk Factors set forth on pp. 15 and 26.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS [RESERVED]

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ National Market under the symbol "ATVI."

        The following table sets forth, for the periods indicated, the high and low reported sale prices for our common stock. At February 22, 2010, there were 1,853 holders of record of our common stock. For periods prior to July 9, 2008, the reported prices are for shares of Activision, Inc. before completion of the Business Combination. In addition, in July 2008, the Board of Directors approved a two-for-one split of our outstanding common stock and the prices set forth below have been restated as if the split had occurred as of the earliest period presented.

	High	Low
2008
First Quarter ended March 31, 2008	$14.88	$12.56
Second Quarter ended June 30, 2008	18.65	13.46
Third Quarter ended September 30, 2008	19.28	14.04
Fourth Quarter ended December 31, 2008	15.39	8.28
2009
First Quarter ended March 31, 2009	$10.99	$8.14
Second Quarter ended June 30, 2009	13.14	9.85
Third Quarter ended September 30, 2009	13.00	10.79
Fourth Quarter ended December 31, 2009	12.96	10.25

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Activision Blizzard Inc. under the Exchange Act or the Securities Act of 1933, as amended.

        The graph below matches the cumulative 69-month total return of holders of Activision, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Technology Composite index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2004 and tracks it through December 31, 2009.

        For periods prior to July 9, 2008, the share price information for Activision Blizzard is for Activision, Inc. before completion of the Business Combination. In connection with the Business Combination, Activision, Inc. changed its fiscal year end from March 31 to December 31.

COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN*
Among Activision Blizzard, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

*
100 invested on 3/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	3/04	3/05	3/06	3/07	3/08	12/08	12/09
Activision Blizzard, Inc.	100.00	124.74	154.97	212.84	306.90	194.18	249.70
NASDAQ Composite	100.00	102.04	118.97	126.37	116.84	80.73	116.61
RDG Technology Composite	100.00	96.69	114.09	118.05	113.80	76.05	122.68

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Cash Dividends

        On February 10, 2010 Activision Blizzard's Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010. Although we expect dividends to be an annual occurrence, future dividends will depend upon our earnings, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors. We did not pay cash dividends in 2008 or 2009.

        Upon completion of the Business Combination on July 9, 2008, Vivendi Games returned $79 million of capital to Vivendi and distributed its excess cash on-hand, as defined in the Business Combination Agreement, of $79 million to Vivendi.

Return of capital to Vivendi related to settlement of pre-Business Combination taxes

        Prior to the Business Combination, Vivendi Games' income taxes are presented in the financial statements as if Vivendi Games were a stand-alone taxpayer even though Vivendi Games' operating results are included in the consolidated federal, certain foreign, and state and local income tax returns of Vivendi or Vivendi's subsidiaries. Based on the subsequent filing of these tax returns by Vivendi or Vivendi's subsidiaries, we determined that the amount paid by Vivendi Games was greater than the actual amount due (and settled) based upon filing of these returns. This difference between the amount paid and the actual amount due (and settled) represents a return of capital to Vivendi, which was required in accordance with the terms of the Business Combination agreement immediately prior to the close of the Business Combination.

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

Issuer Repurchase of Equity Securities (amounts in millions, except number of shares and per share data)

        The following table provides the number of shares repurchased and average price paid per share during each quarter for the year ended December 31, 2009, and the approximate dollar value of shares that may yet be purchased under our $1.25 billion stock repurchase program as of December 31, 2009.

Period	Total number of shares repurchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
January 1, 2009—March 31, 2009	31,877,760	$9.82	31,877,760	$561
April 1, 2009—June 30, 2009	19,371,247	11.85	19,371,247	332
July 1, 2009—September 30, 2009	24,585,978	11.85	24,585,978	290
October 1, 2009—October 31, 2009	—	—	—	—
November 1, 2009—November 30, 2009	4,400,900	11.43	4,400,900	240
December 1, 2009—December 31, 2009	20,483,348	10.98	20,483,348	15

Total	100,719,233	$11.01	100,719,233

(1)
All purchases were made pursuant to a stock repurchase program, announced on November 5, 2008, authorized by our Board of Directors pursuant to which we were originally authorized to repurchase up to $1 billion of our common stock. On July 31, 2009, our Board of Directors authorized an increase of $250 million to the stock repurchase program bringing the total authorization to $1.25 billion.

        In addition to the repurchases in the above table, we had agreed to repurchase approximately 1.3 million shares of our common stock at an average price per share of $11.32 for a value of $15 million that had not yet settled at December 31, 2009. This completed the $1.25 billion stock repurchase program.

        On February 10, 2010, we announced that our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock on terms and conditions to be determined by the Company until the earlier of December 31, 2010 or a determination by the Board of Directors to discontinue the repurchase program.

Item 6.    SELECTED FINANCIAL DATA

        On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. For accounting purposes, the Business Combination is treated as a "reverse acquisition," with Vivendi Games deemed to be the acquirer. The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games, Inc. (see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). Therefore, 2009 and 2008 financial data is not comparable with prior periods.

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 2009 is derived from our Consolidated Financial Statements. All amounts set forth in the following tables are in millions, except per share data.

	For the years ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Net revenues	$4,279	$3,026	$1,349	$1,018	$780
Net income (loss)	113	(107)	227	139	45
Net income (loss) per share(1)	0.09	(0.11)	0.38	0.24	0.08

	At December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$13,742	$14,465	$879	$758	$539

(1)
Stock Split—In July 2008, the Board of Directors approved a two-for-one split of our outstanding shares of common stock effected in the form of a stock dividend ("the split"). The split was paid September 5, 2008 to shareholders of record at August 25, 2008.

Cash Dividends

        On February 10, 2010 Activision Blizzard's Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010. Although we expect dividends to be an annual occurrence, future dividends will depend upon our earnings, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors. We did not pay cash dividends in 2009, 2008, 2007, 2006 or 2005.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Activision Blizzard, Inc. is a worldwide online, personal computer ("PC"), console, and handheld game publisher. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our current organizational structure, we operate three operating segments as follows:

Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment Inc. ("Sony") PlayStation 2 ("PS2"), Sony PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Sony PlayStation Portable ("PSP") and Nintendo Dual Screen ("NDS") handheld devices; the PC; the iPhone; and the new handheld game system Nintendo DSi. Our Activision business involves the development, marketing, and sale of products directly, by license, and through our affiliate label program with certain third-party publishers. Activision's products cover diverse game genres including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision's target customer base ranges from casual players to core gamers, and children to adults.

Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game ("MMORPG") category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award-winning Diablo, StarCraft, and World of Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value added services, such as the ability to change "factions", the ability to transfer "realms" and the ability to purchase a virtual pet), retail sales of physical "boxed" products, electronic download sales of PC products, and licensing of software to third-party, or related party companies that distribute World of Warcraft in Russia, China, and Taiwan.

Activision Blizzard Distribution

        Activision Blizzard Distribution ("Distribution") consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Combination

        On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. For accounting purposes, the Business Combination is treated as a "reverse acquisition," with Vivendi Games deemed to be the acquirer. The historical financial statements of Activision Blizzard, Inc. prior to July 10, 2008 are those of Vivendi Games.

Activision Blizzard's Non-Core Exit Operations

        Activision Blizzard's non-core exit operations ("Other" or "Non-Core") represent legacy Vivendi Games' divisions or business units that we have exited, divested, or wound down as part of our restructuring and integration efforts as a result of the Business Combination, but that do not meet the criteria for separate reporting of discontinued operations. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current periods' presentation.

Key Market Conditions and Business Results

        Market conditions were challenging in 2009 with total retail software sales in the U.S. and Europe down 10% from the prior year, according to The NPD Group, Charttrack, and Gfk. With the weakened economy, retailers focused on reducing inventories. The market weakness was most notable in the casual game and music genres, as compared to core gamer performing titles, with casual consumers scaling back their purchases, including making fewer purchases of higher-priced point peripheral-based games in the music genre.

        For 2009, Activision Blizzard's consolidated net revenues were $4,279 million, and consolidated net income was $113 million, which included a $409 million charge from the impairment of finite-lived intangible assets reflecting the impact of the weaker market for the casual and music genres. The Company generated $1,183 million in net cash from operating activities.

        Notwithstanding, this challenging macroeconomic environment, Activision Blizzard grew its share by 1.8 points over the previous year across all platforms to 16% in the combined U.S. and European market, according to The NPD Group, Charttrack, and Gfk.

        Following the year end, the Company announced a new stock repurchase program under which the Company can repurchase up to $1 billion of the Company's common stock. The Board of Directors also declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010.

Additional Business Highlights

        According to The NPD Group with respect to the U.S. market, Charttrack and Gfk, for the European market, during the year ended December 31, 2009:

  •
  Call of Duty: Modern Warfare 2 was the #1 best selling console title in the U.S. and Europe;

  •
  DJ Hero was the highest grossing new intellectual property launched in 2009 in the U.S. and Europe;

  •
  Call of Duty and Guitar Hero were two of the top-five best selling franchises across all platforms in the U.S. and Europe;

  •
  We are the #1 U.S. publisher overall for the PS3 and Xbox 360, and the #1 third-party publisher for the Wii; and

  •
  Call of Duty: Modern Warfare 2 and World of Warcraft: Wrath of the Lich King were two of the top five-best selling PC titles in dollars in the U.S. and Europe.

        To date, Call of Duty: Modern Warfare 2 has sold more than $1 billion in retail sales worldwide, according to The NPD Group, Charttrack, and Gfk. Further, at December 31, 2009, there were approximately 11.5 million gamers worldwide subscribed to play World of Warcraft.

Product Releases

        Games released during the year ended December 31, 2009 included:

• Monsters vs. Aliens;	• Guitar Hero 5;
• Guitar Hero: Metallica;	• Marvel Ultimate Alliance 2;
• X-Men Origins: Wolverine;	• Bakugan Battle Brawlers;
• Guitar Hero: Modern Hits;	• DJ Hero;
• PROTOTYPE;	• Band Hero;
• Guitar Hero: Smash Hits;	• Call of Duty: Modern Warfare 2;
• Transformers: Revenge of the Fallen;	• Tony Hawk: Ride;
• Ice Age: Dawn of the Dinosaurs;	• Guitar Hero: Van Halen; and
• Wolfenstein;	• Three map packs for Call of Duty: World at War.

        In 2010, we expect to continue to build on our success by releasing key franchise games including Blizzard's StarCraft II: Wings of Liberty and the World of Warcraft expansion pack, Cataclysm, as well as a diversified lineup of games based on Activision's best-selling franchises including Call of Duty, Guitar Hero, and Tony Hawk, together with other well-known titles such as True Crime, Spider-Man, and Bakugan, and a select number of new intellectual property franchises such as Blur and Singularity.

International Operations

        International sales are a fundamental part of our business. Net revenues from international sales accounted for approximately 48%, 50%, and 53% of our total consolidated net revenues for the years ended December 31, 2009, 2008 and 2007, respectively. We maintain significant operations in the United States, Canada, the United Kingdom, Germany, France, Italy, Spain, Australia, Sweden, South Korea, Norway, Denmark, China, and the Netherlands. We believe that it is important to develop content locally that is specifically directed toward local cultures and customs to succeed internationally. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates.

Management's Overview of Business Trends

Online Content and Digital Downloads

        We provide a variety of electronically delivered products. Many of our video games that are available through retailers as physical "boxed" products such as DVDs are also available by direct digital download through the Internet (from websites that we own and others owned by third parties to which we license our products). We also offer downloadable content and add-ons to our products (e.g., map packs and additional songs). Electronically delivered content is generally offered to consumers for a one-time fee. We continue to focus on and grow our digital download and online revenues and we believe that this will become an increasingly important part of our business over time.

Current Generation of Game Consoles

        The current generation of game consoles began with Microsoft's launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PS3 and the Wii, respectively. We have seen a significant decline in PS2 revenues during 2009 as compared to 2008, suggesting that this prior generation platform may soon be completely replaced by the current generation of consoles. Overall console sales remained strong in 2009, with an installed base of hardware in the U.S. and Europe of 218 million units as of December 31, 2009, representing an increase of 37% in units year over year. We will continue to monitor game console sales to manage our product delivery on each platform in a manner we believe to be most effective.

Concentration of Top Titles

        A significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games are responsible for a disproportionately high percentage of our profits. We expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. For example, our top three franchises, Call of Duty, Guitar Hero, and World of Warcraft, accounted for approximately 68% of our net revenues for the year ended December 31, 2009. This is similar to the overall trend in the video game industry. For example, the top 10 titles accounted for 37% of the sales in the U.S. video game industry in the three months ended December 31, 2009, according to The NPD Group. In 2010, we expect to release key franchise games including Blizzard's StarCraft II: Wings of Liberty and the World of Warcraft expansion pack, Cataclysm, as well as a diversified lineup of games based on Activision Publishing's best-selling franchises including Call of Duty, Guitar Hero, and Tony Hawk, together with other well-known titles such as True Crime, Spider-Man, and Bakugan. Also in 2010, we expect to continue to explore new intellectual properties to broaden our franchise portfolio by releasing a select number of new intellectual properties, such as Blur and Singularity.

Seasonality

        The interactive entertainment industry is highly seasonal. We have historically experienced our highest sales volume in the year-end holiday buying season, which occurs in the fourth quarter and lowest sales volume in the second quarter of our calendar year. We defer the recognition of a significant amount of net revenue related to our software titles containing online functionality that constitutes a more-than-inconsequential separate service deliverable over an extended period of time (i.e., typically six months to less than a year). As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest amount of net revenue. Our results can also vary based on a number of factors, including title release dates, consumer demand for our products, and shipment schedules.

Consolidated Statements of Operations Data

        Note—The historical financial statements prior to July 10, 2008 are those of Vivendi Games only. The financial information of the businesses operated by Activision, Inc. prior to the Business Combination is included from the date of the Business Combination (i.e. from July 10, 2008 onwards), but not for prior periods.

        The following table sets forth certain consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	For the years ended December 31,
	2009		2008		2007
Net revenues:
Product sales	$3,080	72%	$1,872	62%	$457	34%
Subscription, licensing, and other revenues	1,199	28	1,154	38	892	66

Total net revenues	4,279	100	3,026	100	1,349	100
Costs and expenses:
Cost of sales—product costs	1,432	33	1,160	38	171	13
Cost of sales—software royalties and amortization	348	8	267	9	52	4
Cost of sales—intellectual property licenses	315	7	219	7	9	1
Cost of sales—massively multi-player online role-playing game ("MMORPG")	212	5	193	7	204	15
Product development	627	15	592	20	397	29
Sales and marketing	544	13	464	15	172	13
General and administrative	395	9	271	9	166	12
Impairment of intangible assets	409	10	—	—	—	—
Restructuring	23	1	93	3	(1)	—

Total costs and expenses	4,305	101	3,259	108	1,170	87

Operating income (loss)	(26)	(1)	(233)	(8)	179	13
Investment and other income (loss), net	18	1	46	2	(4)	—

Income (loss) before income tax benefit	(8)	—	(187)	(6)	175	13
Income tax benefit	(121)	(3)	(80)	(2)	(52)	(4)

Net income (loss)	$113	3%	$(107)	(4)%	$227	17%

Operating Segment Results

        Our operating segments have been determined in accordance with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), the manner in which operating performance is assessed and resources are allocated, and the availability of separate financial information. We do not aggregate operating segments.

        The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of the Company's online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, impairment of intangible assets, integration and transaction costs, and other*. Information on the operating segments and reconciliations of total net revenues and total segment income (loss) from operations to consolidated net revenues and operating income (loss) for the years ended December 31, 2009, 2008, and 2007 are presented below (amounts in millions):

	For the years ended December 31,
	2009	2008	2007	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007
Segment net revenues:
Activision	$3,156	$2,152	$272	$1,004	$1,880
Blizzard	1,196	1,343	1,107	(147)	236
Distribution	423	227	—	196	227

Operating segment net revenue total	4,775	3,722	1,379	1,053	2,343
Reconciliation to consolidated net revenues:
Net effect from deferred net revenues	(497)	(713)	(40)	216	(673)
Other*	1	17	10	(16)	7

Consolidated net revenues	$4,279	$3,026	$1,349	$1,253	$1,677

Segment income (loss) from operations:
Activision	$663	$307	$(13)	$356	$320
Blizzard	555	704	568	(149)	136
Distribution	16	22	—	(6)	22

Operating segment income from operations total	1,234	1,033	555	201	478
Reconciliation to consolidated operating income (loss):
Net effect from deferral of net revenues and related cost of sales	(383)	(496)	(38)	113	(458)
Stock-based compensation expense	(154)	(90)	(137)	(64)	47
Restructuring	(23)	(93)	1	70	(94)
Amortization of intangible assets and purchase price accounting related adjustments	(259)	(292)	(4)	33	(288)
Impairment of intangible assets	(409)	—	—	(409)	—
Integration and transaction costs	(24)	(29)	—	5	(29)
Other*	(8)	(266)	(198)	258	(68)

Total consolidated operating income (loss)	$(26)	$(233)	$179	$207	$(412)

(*)
Represents Non-Core activities, which are legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently, we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

        Note—The historical financial statements prior to July 10, 2008 are those of Vivendi Games only. The financial information of the businesses operated by Activision, Inc. prior to the Business Combination is included from the date of the Business Combination (i.e. from July 10, 2008 onwards), but not for prior periods. We provide a discussion and analysis of the operating segments for the years ended December 31, 2009, 2008, and 2007 in the Supplemental Pro Forma Information section below as the pro forma basis provides greater comparability for the Activision and Distribution segments as the Supplemental Pro Forma Information reflects pre-Business Combination businesses previously operated by Activision, Inc. The Blizzard segment is not affected by any of the pro forma adjustments.

        For better understanding of the differences in presentation between our segment results and the consolidated results, the following explains the nature of each reconciling item.

Net Effect from Deferral of Net Revenues and Related Cost of Sales

        We have determined that some of our games' online functionality represents an essential component of gameplay and as a result a more-than-inconsequential separate deliverable. As such, we are required to recognize the revenues of these game titles over the estimated service periods. The product life may range from a minimum of five months to a maximum of less than a year. The related cost of sales are deferred and recognized to match revenues. In the table above, we present the amount of net revenues and related cost of sales separately for each period as a result of the accounting treatment.

Stock-Based Compensation Expense

        We expense our stock-based awards using the grant date fair value over the vesting periods of the stock awards. In the case of liability awards, the liability is subject to mark to market based on the current stock price. Included within stock-based compensation are the net effects of capitalization, deferral, and amortization. The stock-based compensation expenses for each period are presented above.

Restructuring

        We have implemented an organizational restructuring plan as a result of the Business Combination. The restructuring activities include severance costs, facility exit costs and balance sheet write downs and exit costs from the cancellation of projects. We do not expect any material costs relating to this item going forward as we have completed our restructuring activities.

Amortization of Intangible Assets and Purchase Price Accounting Related Adjustments

        All of our intangible assets are the result of the Business Combination and other acquisitions. We amortize the intangible assets over their estimated useful lives based on the pattern of their economic benefits consumption. The amount presented in the table represents the effect of the amortization of intangible assets as well as other purchase price accounting adjustments, where applicable, in our consolidated statements of operations.

Impairment of Intangible Assets

        As a result of the accounting impairment test, we recorded a non-cash impairment charge on finite-lived intangible assets of $409 million, or $0.19 loss per share, for the year ended December 31, 2009 reflecting a weaker environment for the casual game and music genres.

Integration and Transaction Costs

        These costs were incurred to effect the Business Combination and included activities such as merging systems and streamlining the business processes of the combined company of Activision Blizzard. We do not expect any further costs relating to this item going forward as we have completed our integration and transaction activities.

Segment Net Revenues

Activision

        For the year ended December 31, 2009, net revenues from the Activision segment increased as compared to 2008 primarily due to the following:

  •
  As a result of the consummation of the Business Combination, net revenues of $685 million from the Activision businesses operated by Activision, Inc. for the six months ended June 30, 2009 were included in 2009, but not in 2008;

  •
  Strong performance from new intellectual property launches of DJ Hero and PROTOTYPE in 2009; and

  •
  Exceptional performance from Call of Duty: Modern Warfare 2.

        These were partially offset by stronger performance of the Guitar Hero franchise in 2008 versus 2009.

        For the year ended December 31, 2008, net revenues from the Activision segment increased as compared to 2007 primarily due to the consummation of the Business Combination, which resulted in revenues from Activision, Inc. of approximately $1,988 million being included from the date of the Business Combination, but not in 2007.

Blizzard

        Blizzard's net revenues decreased for the year ended December 31, 2009 as compared to 2008 primarily due to no new releases in 2009 and an interruption of licensing royalties for World of Warcraft in China from June 2009 to September 2009 as a result of a license transfer. This compared to 2008 with the successful November 2008 release of the second expansion pack of World of Warcraft: Wrath of the Lich King. This decrease was partially offset by an increase in other value added service revenues.

        Blizzard's net revenues increased for the year ended December 31, 2008 as compared to 2007 primarily due to the release of the second expansion pack of World of Warcraft: Wrath of the Lich King in November 2008 and an increase in the number of World of Warcraft subscribers.

Distribution

        The increase in Distribution net revenues for the year ended December 31, 2009 as compared to 2008 was primarily due to the consummation of Business Combination in which net revenues of $148 million from the Distribution businesses operated by Activision, Inc. for the six months ended June 30, 2009 were included in the year ended December 31, 2009, but not in 2008.

        The increase in Distribution net revenues for the year ended December 31, 2008 as compared to 2007 is due to the consummation of the Business Combination, which resulted in revenues from Activision, Inc. of $227 million relating to Distribution segment being included from the date of the Business Combination but not in 2007.

Segment Income (Loss) from Operations Highlights

Activision

        For the year ended December 31, 2009, operating income from the Activision segment increased as compared to 2008 primarily due to the following:

  •
  The increase in net revenues from Activision as noted above; and

  •
  Lower operating expenses stemming from continuing effective cost containment strategies.

        For the year ended December 31, 2008, operating income from the Activision segment increased as compared to 2007 primarily due to the consummation of the Business Combination, which resulted in operating income from Activision, Inc. of approximately $371 million being included from the date of the Business Combination, but not in 2007.

Blizzard

        For the year ended December 31, 2009, operating income from the Blizzard segment decreased as compared to 2008 primarily as a result of the following:

  •
  The decrease in net revenues noted above; and

  •
  Incremental investments made by Blizzard for customer service and for product development for the sequel to StarCraft, the next World of Warcraft expansion pack, and for enhancing Battle.net.

        For the year ended December 31, 2008, operating income from the Blizzard segment increased as compared to 2007 mainly as a result of the successful release of the second expansion pack of World of Warcraft: Wrath of the Lich King in November 2008.

Supplemental Pro Forma Operating Segment Results

        The consummation of the Business Combination has resulted in the businesses operated by Activision, Inc. prior to the Business Combination being included from the date of the Business Combination (i.e. from July 9, 2008 onwards), but not for prior periods. Therefore, for comparability purposes, we combined Activision, Inc.'s financial information with Activision Blizzard's reported financial information in the following table to create pro forma Activision Blizzard financial information for the years ended December 31, 2008 and 2007. This pro forma information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may have resulted from the Business Combination and therefore is not necessarily indicative of results that would have been achieved had the business been combined during the years presented. We have included a reconciliation between the reported consolidated and segment financial information to the pro forma consolidated and segment financial information. See Note 14 of the Notes to Consolidated Financial Statements for further details of our segment presentation.

	For the years ended December 31,
	2009	2008	2007	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007	% change 2009 v 2008	% change 2008 v 2007
Pro forma segment net revenues:
Activision	$3,156	$3,279	$2,472	$(123)	$807	(4)%	33%
Blizzard	1,196	1,343	1,107	(147)	236	(11)	21
Distribution	423	410	408	13	2	3	—

Pro forma operating segment net revenue total	4,775	5,032	3,987	(257)	1,045	(5)	26
Reconciliation to pro forma consolidated net revenues:
Net effect from deferral of net revenues	(497)	(713)	(40)	216	(673)	30	NM
Other*	1	17	10	(16)	7	(94)	70

Pro forma consolidated net revenues	$4,279	$4,336	$3,957	$(57)	$379	(1)%	10%

Pro forma segment income (loss) from operations:
Activision	$663	$469	$411	$194	$58	41%	14%
Blizzard	555	704	568	(149)	136	(21)	24
Distribution	16	27	15	(11)	12	(41)	80

Pro forma operating segment income from operations total	1,234	1,200	994	34	206	3	21
Reconciliation to pro forma consolidated operating income (loss):
Net effect from deferral of net revenues and related cost of sales	(383)	(496)	(38)	113	(458)	23	NM
Stock-based compensation expense	(154)	(181)	(225)	27	44	15	20
Restructuring	(23)	(93)	1	70	(94)	75	NM
Amortization of intangible assets and purchase price accounting related adjustments	(259)	(376)	(380)	117	4	31	1
Impairment of intangible assets	(409)	—	—	(409)	—	—	—
Integration and transaction costs	(24)	(42)	4	18	(46)	43	NM
Other*	(8)	(266)	(198)	258	(68)	97	(34)

Total pro forma consolidated operating income (loss)	$(26)	$(254)	$158	$228	$(412)	90%	(261)%

(*)
Represents Non-Core activities, which are legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently, we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

        On a pro forma operating segment basis, our operating margin for the years ended December 31, 2009, 2008 and 2007 was 26%, 24% and 25%, respectively. Highlights and analysis of our individual segment net revenues and income from operations are as follows:

Pro forma Activision Segment Net Revenues

        Activision's net revenues decreased for the year ended December 31, 2009 as compared to 2008 primarily due to:

  •
  The prolonged weakness in the economy adversely impacting the casual game and music genres and the stronger performance of the Guitar Hero franchise in 2008 as compared to 2009; and

  •
  The decline in sales of PS2 platform titles due to the aging lifecycle of the PS2 platform as consumers transition to current generation platforms.

        Partially offsetting this decrease was an increase in net revenues from the exceptional performance of Call of Duty: Modern Warfare 2 in November 2009 and growth in online digital revenues from downloadable content.

        Activision's net revenues increased for the year ended December 31, 2008 as compared to 2007 primarily as a result of:

  •
  Stronger performance of games related to the Guitar Hero franchise;

  •
  Higher price points for the Guitar Hero franchise's hardware bundles, which consisted of drums, guitars and/or microphones, as compared to our software-only products; and

  •
  Growth in the Nintendo Wii platform installed base positively impacting Wii software titles.

Pro Forma Activision Segment Income from Operations

        Activision's operating income increased for the year ended December 31, 2009 as compared to 2008 primarily due to:

  •
  Exceptional performance of Call of Duty: Modern Warfare 2, which was released in November 2009;

  •
  Strong performance from new intellectual property launches of DJ Hero and PROTOTYPE in 2009;

  •
  Growth in the higher margin online digital revenues; and

  •
  Lower operating expenses stemming from continuing effective cost containment strategies.

        These factors were partially offset by the decrease in net revenues described above.

        The increase in Activision segment operating income for the year ended December 31, 2008 as compared to 2007 was mainly attributable to:

  •
  The increase in net revenues discussed above;

        Partially offset by:

  •
  The higher cost of sales related to the manufacturing and distribution cost of the Guitar Hero hardware bundle; and

  •
  The unfavorable impact of changes in foreign exchange rates, as the U.S. dollar strengthened primarily in relation to the British pound, euro and Australian dollar.

Schedules of Reconciliation of Reported Consolidated and Segment Financial Information to Pro Forma Consolidated and Segment Financial Information for the Years Ended December 31, 2008 and 2007

        For the year ended December 31, 2008, the pro forma consolidated financial information below is comprised of Activision, Inc.'s financial information for the period January 1, 2008 to July 9, 2008 together with Activision Blizzard's reported financial information for the year ended December 31, 2008. Activision, Inc.'s financial information for the three months ended March 31, 2008 and June 30, 2008 are extracted from the quarterly information which has not been audited. Activision, Inc.'s financial information from July 1, 2008 to July 9, 2008 has not been audited. In conjunction with the Business Combination, senior management changed the manner in which they assess the operating performance of, and allocate resources to, our operating segments during the year ended December 31, 2008.

	For the year ended December 31, 2008
	Reported	Activision, Inc.	Pro forma adjustments(i)	Pro forma Activision Blizzard
Consolidated net revenues	$3,026	$1,310	$—	$4,336
Reconciliation to segment net revenues:
Net effect from deferral of net revenues	713	—	—	713
Other(ii)	(17)	—	—	(17)

Total segment net revenues	$3,722	$1,310	$—	$5,032

Segment net revenues
Activision	$2,152	$1,127	$—	$3,279
Blizzard	1,343	—	—	1,343
Distribution	227	183	—	410

Total segment net revenues	$3,722	$1,310	$—	$5,032

Consolidated operating income (loss)	$(233)	$85	$(106)	$(254)
Reconciliation to segment operating income (loss):
Net effect from deferral of net revenues and related cost of sales	496	—	—	496
Stock-based compensation expense	90	32	59	181
Restructuring	93	—	—	93
Amortization of intangible assets and purchase price accounting related adjustments	292	—	84	376
Integration and transaction costs	29	50	(37)	42
Other(ii)	266	—	—	266

Total segment operating income (loss) from operations	$1,033	$167	$—	$1,200

Segment income from operations
Activision	$307	$162	$—	$469
Blizzard	704	—	—	704
Distribution	22	5	—	27

Total segment income from operations	$1,033	$167	$—	$1,200

Consolidated net income (loss)	$(107)	$60	$(64)	$(111)

        For the year ended December 31, 2007, the pro forma Activision Blizzard financial information is comprised of Activision, Inc.'s financial information for each quarter of calendar year 2007 together with Activision Blizzard's reported financial information for the year ended December 31, 2007. We extracted the financial information of each quarter of calendar year 2007 from Activision, Inc.'s quarterly information which has not been audited.

	For the year ended December 31, 2007
	Reported	Activision, Inc.	Pro forma adjustments(i)	Pro forma Activision Blizzard
Consolidated net revenues	$1,349	$2,608	$—	$3,957
Reconciliation to segment net revenues:
Net effect from deferral of net revenues	40	—	—	40
Other(ii)	(10)	—	—	(10)

Total segment net revenues	$1,379	$2,608	$—	$3,987

Segment net revenues
Activision	$272	$2,200	$—	$2,472
Blizzard	1,107	—	—	1,107
Distribution	—	408	—	408

Total segment net revenues	$1,379	$2,608	$—	$3,987

Consolidated operating income (loss)	$179	$396	$(417)	$158
Reconciliation to segment operating income (loss):
Net effect from deferral of net revenues and related cost of sales	38	—	—	38
Stock-based compensation expense	137	43	45	225
Restructuring	(1)	—	—	(1)
Amortization of intangible assets and purchase price accounting related adjustments	4	—	376	380
Integration and transaction costs	—	—	(4)	(4)
Other(ii)	198	—	—	198

Total segment income from operations	$555	$439	$—	$994

Segment income (loss) from operations
Activision	$(13)	$424	$—	$411
Blizzard	568	—	—	568
Distribution	—	15	—	15

Total segment income from operations	$555	$439	$—	$994

Consolidated net income	$227	$286	$(253)	$260

(i)
The pro forma adjustments include the increased amortization expense resulting from the application of the purchase method of accounting ($84 million and $376 million for the years ended December 31, 2008 and 2007, respectively), elimination of Activision, Inc.'s historical transaction costs ($37 million and $4 million for the years ended December 31, 2008 and 2007, respectively), and an increase in stock-based compensation expense associated with the increase in the fair value of Activision, Inc.'s unvested stock awards at the closing date of the Business Combination ($59 million and $45 million for the years ended December 31, 2008 and 2007, respectively). Pro forma adjustments are shown net of tax using an assumed combined federal and state statutory tax rate of 39.4%.

(ii)
Represents Non-Core activities, which are legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently, we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

Results of Operations—Years Ended December 31, 2009, 2008, and 2007

Net Revenues by Geographic Area

        The following table details our consolidated net revenues by geographic area for the years ended December 31, 2009, 2008, and 2007 (amounts in millions):

	For the years ended December 31,
	2009	2008	2007	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007
Geographic area net revenues:
North America	$2,217	$1,494	$620	$723	$874
Europe	1,798	1,288	555	510	733
Asia Pacific	263	227	164	36	63

Total geographic area net revenues	4,278	3,009	1,339	1,269	1,670
Other	1	17	10	(16)	7

Consolidated net revenues	$4,279	$3,026	$1,349	$1,253	$1,677

        Consolidated net revenues increased in all regions for the year ended December 31, 2009 as compared to 2008 primarily due to the post-Business Combination net revenues consisting of $690 million in North America, $507 million in Europe and $54 million in Asia Pacific from the businesses previously operated by Activision, Inc. for the six month period ended June 30, 2009 that were included in 2009 but not in 2008. The increase in North America, which was further driven by the strong performance of the Call of Duty franchise, in particular the 2009 release of Call of Duty: Modern Warfare 2. The increase was partially offset by the impact of the weaker casual games and music genre in 2009.

        Geographically, consolidated net revenues increased in all regions for the year ended December 31, 2008 as compared to 2007 as a result of the following:

  •
  The consummation of the Business Combination, which resulted in consolidated net revenues from Activision, Inc. of approximately $1,648 million, of which $227 million relates to our Distribution segment, being included from the date of the Business Combination, but not in 2007;

  •
  Activision had two of the top-five best-selling franchises across all platforms—Guitar Hero and Call of Duty in North America and Europe for the quarter ending December 31, 2008 according to The NPD Group, Gfk, and Charttrack;

  •
  Activision's successful releases in 2008, including Call of Duty: World at War, Guitar Hero World Tour, Guitar Hero: Aerosmith, and Guitar Hero: On Tour;

  •
  Back catalog sales of Guitar Hero III: Legends of Rock, and Call of Duty: Modern Warfare;

  •
  The release of the second expansion pack of World of Warcraft: Wrath of the Lich King in November 2008;

  •
  Activision's release of an affiliated LucasArts' title, Star Wars: The Force Unleashed in Europe and Asia Pacific; and

  •
  An increase in the number of World of Warcraft subscribers.

Foreign Exchange Impact

        We estimate that changes in foreign exchange rates had a negative impact of approximately $71 million and $112 million on Activision Blizzard's net revenues for the years ended December 31, 2009 and 2008, respectively, as compared to 2008 and 2007, respectively, as the U.S. dollar strengthened primarily in relation to the British pound, euro, Australian dollar, Korean won, and Swedish krona.

Net Revenues by Platform

        The following table details our net revenues by platform and as a percentage of total consolidated net revenues for the years ended December 31, 2009, 2008, and 2007 (amounts in millions):

	Year ended December 31, 2009	% of total consolidated net revs.	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007
Platform net revenues:
MMORPG	$1,248	29%	$1,152	38%	$1,024	76%	$96	$128
PC	164	4	99	3	94	7	65	5
Console:
Sony PlayStation 3	584	14	241	8	22	2	343	219
Sony PlayStation 2	174	4	284	9	71	5	(110)	213
Microsoft Xbox 360	857	19	362	12	38	3	495	324
Nintendo Wii	584	14	407	14	25	2	177	382

Total console	2,199	51	1,294	43	156	12	905	1,138
Handheld	244	6	237	8	65	4	7	172

Total platform net revenues:	3,855	90	2,782	92	1,339	99	1,073	1,443
Distribution	423	10	227	7	—	—	196	227
Other	1	—	17	1	10	1	(16)	7

Total consolidated net revenues	$4,279	100%	$3,026	100%	$1,349	100%	$1,253	$1,677

        MMORPG net revenues increased for the years ended December 31, 2009 and 2008 as compared to 2008 and 2007 as a result of the continued growth of the World of Warcraft franchise and online value added services.

        Net revenues from various consoles and hand-held platforms increased, except for PS2, for the year ended December 31, 2009 as compared to 2008 primarily as a result of the consummation of the Business Combination. The increases in net revenues by platform for the year ended December 31, 2009 was also driven by the success of our Call of Duty franchise, in particular, Call of Duty: Modern Warfare 2, in the Xbox360 and PS3 platforms. Partially offseting the increase was the weaker sales of games in the casual games and music genre such as titles from our Guitar Hero franchise and our "value" Wii titles as compared to the core gamer genre, which includes titles from the Call of Duty franchise. This was due to extended economic weakness and competition from emerging platforms, such as the iPhone and other community internet applications that accommodate game play. PS2 platform revenues declined due to the aging lifecycle of the PS2 platform as consumers transition to the current generation platforms.

        Net revenues across all platforms increased for the year ended December 31, 2008, as compared to 2007 due to the following:

  •
  The consummation of the Business Combination resulted in consolidated net revenues from Activision, Inc. of approximately $1,648 million, of which $227 million relates to Distribution segment, being included from the date of the Business Combination, but not for prior periods; and

  •
  A growing installed base for the current generation hardware platforms (in particular, the Wii, PS3, and Xbox 360) and increased number of titles and skus available from Activision as compared to the titles and skus released by Vivendi Games.

Costs and Expenses

Cost of Sales

        The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the years ended December 31, 2009, 2008, and 2007 (amounts in millions):

	Year ended December 31, 2009	% of total consolidated net revs.	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007
Product costs	$1,432	33%	$1,160	38%	$171	13%	$272	$989
Software royalties and amortization	348	8	267	9	52	4	81	215
Intellectual property licenses	315	7	219	7	9	1	96	210
MMORPG	212	5	193	7	204	15	19	(11)

        For the year ended December 31, 2009, cost of sales increased as compared to 2008 primarily due to:

  •
  Post-Business Combination product costs of $530 million, software royalties and amortization of $151 million, and intellectual property licenses of $112 million from businesses previously operated by Activision, Inc., for the six month period ended June 30, 2009 were included in 2009, but not in 2008; and

  •
  Incremental investments made by Blizzard for customer service.

        These factors were partially offset by a change in business mix with lower cost of sales resulting from our shift to selling more software versus hardware, and selling more of our owned franchise and titles versus affiliated titles.

        For the year ended December 31, 2008, cost of sales increased as compared to 2007 primarily due to:

  •
  The consummation of the Business Combination, which resulted in cost of sales from Activision, Inc. of approximately $1,416 million being included from the date of the Business Combination, but not in 2007;

  •
  The price of oil increased sharply before production of the hardware peripherals for Guitar Hero. This resulted in higher raw material and logistic costs for the production of Guitar Hero: World Tour band bundle products consisting of a package of guitar, drum, microphone, and software;

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

  •
  Higher product costs due to an increase in business mix from affiliated LucasArts title Star Wars: The Force Unleashed in Europe and Asia Pacific in the fourth quarter of 2008 and the catalog title, Lego: Indiana Jones the Original Adventures;

  •
  Higher royalties expenses for released titles during the year ended December 31, 2008, such as The Bourne Conspiracy and James Bond: Quantum of Solace; and

  •
  Pre-release impairments on certain titles of $18 million for the year ended December 31, 2008.

Product Development (amounts in millions)

	Year ended December 31, 2009	% of consolidated net revenues	Year ended December 31, 2008	% of consolidated net revenues	Year ended December 31, 2007	% of consolidated net revenues	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007
Product development	$627	15%	$592	20%	$397	29%	$35	$195

        For the year ended December 31, 2009, product development costs increased as compared to 2008 primarily due to post-Business Combination product development costs of $143 million from businesses previously operated by Activision, Inc., for the six month period ended June 30, 2009 were included in 2009, but not in 2008. The increase in product development expense was partially offset by the complete wind down of Non-Core operations resulting in lower product development expense from Non-Core operations for the year ended December 31, 2009 as compared to 2008, such as the write off capitalized software development costs of canceled titles in the amount of $71 million in 2008 from our rationalization of our title portfolio.

        For the year ended December 31, 2008, product development costs increased as compared to 2007 primarily due to the following:

  •
  The consummation of the Business Combination, which resulted in product development expenses from Activision, Inc. of approximately $187 million being included from the date of the Business Combination, but not in 2007;

  •
  Included in the Non-Core exit operations, a write-off of capitalized software development costs of canceled titles in the amount of $71 million in 2008, as a result of the rationalization of our title portfolio; and

  •
  Increased product development investment costs for our slate of future titles.

Sales and Marketing (amounts in millions)

	Year ended December 31, 2009	% of total consolidated net revs.	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007
Sales and marketing	$544	13%	$464	15%	$172	13%	$80	$292

        For year ended December 31, 2009, sales and marketing expense increased as compared to 2008 primarily due to post-Business Combination sales and marketing expenses of $147 million from businesses previously operated by Activision, Inc., for the six month period ended June 30, 2009 were included in 2009, but not in 2008. This increase was partially offset by a decrease primarily due to the amortization of intangible assets of $40 million related to retail customer relationships for the year ended December 31, 2008 and the complete wind down of Non-Core operations.

        For the year ended December 31, 2008, sales and marketing expenses increased as compared to 2007 primarily due to:

  •
  The consummation of the Business Combination, which resulted in sales and marketing expenses from Activision, Inc. of approximately $282 million being included from the date of the Business Combination, but not in 2007; and

  •
  Increased number of titles and skus published by Activision Blizzard as compared to Vivendi Games.

General and Administrative (amounts in millions)

	Year ended December 31, 2009	% of total consolidated net revs.	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007
General and administrative	$395	9%	$271	9%	$166	12%	$124	$105

        For year ended December 31, 2009, general and administrative expense increased as compared to 2008 primarily due to:

  •
  Post-Business Combination general and administrative expenses of $114 million from businesses previously operated by Activision, Inc., for the six month period ended June 30, 2009 were included in 2009, but not in 2008;

  •
  Increases in stock-based compensation expense; and

  •
  Foreign exchange losses from revaluation of our transaction exposures.

        These factors were partially offset by the cost containment strategy we implemented and synergies resulting from our restructuring efforts from the Business Combination including the complete wind down of our Non-Core operations.

        For the year ended December 31, 2008, general and administrative costs increased in absolute amount and decreased as percentage of consolidated net revenues as compared to 2007. The increase was primarily due to the consummation of the Business Combination, which resulted in general and administrative expenses from Activision, Inc. of approximately $125 million, (including integration and transaction expenses of $29 million) being included from the date of the Business Combination, but not in 2007. The increase was partially offset by reduced salary and benefit costs as a result of the implementation of our organizational restructuring.

Impairment of Intangible Assets (amounts in millions)

	Year ended December 31, 2009	% of total consolidated net revs.	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007
Impairment of intangible assets	$409	10%	$—	—%	$—	—%	$409	$—

        In the fourth quarter of 2009, with the franchise and industry results of the holiday season, our outlook for the console platforms was significantly revised. With the continued economic downturn within our industry in 2009 and the change in the buying habits of casual consumers, we reassessed our overall expectations. We considered these economic changes during our 2010 planning process conducted during the months of November and December, which resulted in a strategy change to focus on fewer title releases in the casual and music genres. As a result, we updated our future projected revenue streams for the franchises in the casual games and music genres. We performed recoverability and, where applicable, impairment tests on the related intangible assets in accordance with ASC Subtopic 360-10. Based on the analysis performed, we recorded impairment charges of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchises intangible assets, respectively for the year ended December 31, 2009 within our Activision segment. See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the determination of the impairment charges recorded for the year ended December 31, 2009.

Restructuring (amounts in millions)

	Year ended December 31, 2009	% of total consolidated net revs.	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007
Restructuring	$23	1%	$93	3%	$(1)	—%	$(70)	$94

        In the third quarter of 2008, we implemented an organizational restructuring as a result of the Business Combination. This organizational restructuring was to integrate different operations and to streamline the combined Activision Blizzard organization. The implementation of the organizational restructuring resulted in the following restructuring charges: severance costs; contract termination costs; fixed asset write-off on disposals; impairment charges on acquired trade names, prepaid royalties, intellectual property licenses; impairment charges on goodwill; and loss on disposal of assets/liabilities. At June 30, 2009, we had completed the majority of our organizational restructuring activities as a result of the Business Combination. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more detail and a rollforward of the restructuring liability that includes the beginning and ending liability, costs incurred, cash payments and non cash write downs.

Investment and Other Income (Loss), Net (amounts in millions)

	Year ended December 31, 2009	% of total consolidated net revs.	Year ended December 31, 2008	% of total consolidated net revs.	Year ended December 31, 2007	% of total consolidated net revs.	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007
Investment and other income (loss), net	$18	1%	$46	2%	$(4)	—%	$(28)	$50

        Investment and other income (loss), net decreased for the year ended December 31, 2009 as compared to 2008 primarily as a result of lower interest rates, losses on foreign exchange derivative contracts in 2009 as compared with gains in 2008, and certain investment-related gains in 2008. Partially offsetting these decreases was an $8 million increase due to the reduction in fair value of our other financial liability for the year ended December 31, 2009.

        Our cash, cash equivalents, and short-term investments, comprised primarily of cash and cash equivalents, was $3.2 billion and $3 billion at December 31, 2009 and 2008, respectively. Vivendi Games maintained a net payable balance with Vivendi at December 31, 2007. Investment income for the year ended December 31, 2008 was primarily derived from the interest income from investments in money market funds, mark-to-market gains on our outstanding currency forward contracts, and an unrealized gain on auction rate securities rights from UBS AG ("UBS"), compared with net interest expense for the year ended December 31, 2007.

Income Tax Benefit (amounts in millions)

	Year ended December 31, 2009	% of Pretax income	Year ended December 31, 2008	% of Pretax income	Year ended December 31, 2007	% of Pretax income	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007
Income Tax Benefit	$(121)	NM	$(80)	(43)%	$(52)	(30)%	$41	$28

        For the year ended December 31, 2009, the loss from the impairment of intangible assets resulted in a book tax benefit at the U.S. statutory rate, while foreign income taxes at lower rates, the release of valuation allowances on net operating losses, the recognition of research and development credits and IRC 199 domestic production deductions provided additional benefit on both a book and taxable income basis. These collective factors resulted in an aggregated book tax benefit of $121 million for calendar year 2009. For the years ended December 31, 2008 and 2007, the tax benefit as a result of net income (loss) before income taxes was offset by tax benefits from net operating losses surrendered and the release of valuation allowances.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	For the years ended December 31,
	2009	2008	Increase/ (decrease) 2009 v 2008
Cash and cash equivalents	$2,768	$2,958	$(190)
Short-term investments	477	44	433

	$3,245	$3,002	$243

Percentage of total assets	24%	21%

	For the years ended December 31,
	2009	2008	2007	Increase/ (decrease) 2009 v 2008	Increase/ (decrease) 2008 v 2007
Cash flows provided by operating activities	$1,183	$379	$431	$804	$(52)
Cash flows provided by (used in) investing activities	(443)	1,101	(68)	(1,544)	1,169
Cash flows provided by (used in) financing activities	(949)	1,488	(371)	(2,437)	1,859
Effect of foreign exchange rate changes	19	(72)	2	91	(74)

Net increase (decrease) in cash and cash equivalents	$(190)	$2,896	$(6)	$(3,086)	$2,902

        For the year ended December 31, 2009, the primary drivers of cash flows provided by operating activities included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacture, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liability, and payments to our workforce. Cash flows used in investing activities reflect that we purchased short-term investments totaling $425 million, made capital expenditures of $69 million primarily for property and equipment, and received $44 million upon the maturity of investments, the majority of which largely consisted of our U.S. government agency securities during the year ended December 31, 2009. Cash flows used in financing activities primarily reflect our repurchase of 101 million shares of our common stock for $1.1 billion under the stock repurchase program, partially offset by $81 million of proceeds from issuance of shares of common stock to employees pursuant to stock option exercises.

        In addition to cash flows provided by operating activities, our primary source of liquidity was $3.2 billion of cash and cash equivalents and short-term investments at December 31, 2009. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital (approximately $2.8 billion at December 31, 2009), as well as availability under our credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, to finance the acquisition of intellectual property rights for future products from third parties, to fund a new stock repurchase program, and to pay dividends to our shareholders.

        On April 29, 2008, Activision, Inc. entered into a senior unsecured credit agreement with Vivendi (as lender). Borrowings under the agreement became available upon consummation of the Business Combination. At December 31, 2009, the credit agreement provides for a revolving credit facility of up to $475 million, bearing interest at LIBOR plus 1.20% per annum. Any unused amount under the revolving credit facility is subject to a commitment fee of 0.42% per annum. No borrowings were outstanding at December 31, 2009.

        On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $1 billion worth of our common stock. On July 31, 2009, our Board of Directors authorized an increase of $250 million to the stock repurchase program bringing the total authorization to $1.25 billion.

        Through December 31, 2009, we repurchased 114 million shares of our common stock for $1,235 million under the program. In addition, we had agreed to repurchase 1.3 million shares of our common stock at an average price per share of $11.32 for a value of $15 million that had not yet settled at December 31, 2009. This completed our initial $1.25 billion stock repurchase program.

        On February 10, 2010, we announced that our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock on terms and conditions to be determined by the Company until the earlier of December 31, 2010 or a determination by the Board of Directors to discontinue the repurchase program.

        Additionally, on February 10, 2010, Activision Blizzard's Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010.

Cash Flows from Operating Activities

        The primary drivers of cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products and our subscription revenues, offset by payments for taxes and to vendors for the manufacture, distribution and marketing of our products, third-party developers and intellectual property holders, and to our workforce. A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.

Cash Flows from Investing Activities

        The primary drivers of cash flows used in investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments.

Cash Flows from Financing Activities

        The primary drivers of cash flows provided by financing activities have historically related to transactions involving our common stock, including the issuance of our common stock to employees and the public and the purchase of treasury shares. We have not utilized debt financing as a source of cash flows. However, if needed, we may access and utilize the credit facilities that are described in "Credit Facilities" in Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

        For the year ended December 31, 2009, cash flows used in financing activities included $1.1 billion used to purchase Activision Blizzard stock under the stock repurchase program described above.

Capital Requirements

        For the year ending December 31, 2010, we anticipate total capital expenditures of approximately $145 million. Capital expenditures will be primarily for computer hardware and software purchases and various corporate projects.

Commitments

        In the normal course of business, we enter into contractual arrangements with third-parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property ("IP"). Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2009 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and equipment leases	Developer and IP	Marketing	Total
For the year ending December 31,
2010	$37	$113	$27	$177
2011	25	41	25	91
2012	21	18	13	52
2013	18	22	—	40
2014	15	10	—	25
Thereafter	32	—	—	32

Total	$148	$204	$65	$417

(1)
We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully enough developed under audit to quantify at this time or, the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2009, we had $139 million of unrecognized tax benefits.

Off-Balance Sheet Arrangements

        At December 31, 2009 and 2008, Activision Blizzard had no relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditure, or capital resources.

Financial Disclosure

        We maintain internal control over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). We also are focused on our "disclosure controls and procedures," which as defined by the Securities and Exchange Commission (the "SEC") are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the SEC is reported within the time periods specified in the SEC's rules and forms, and that such information is communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

        Some of our software products provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we recognize revenue related to products containing these limited online features upon the transfer of title and risk of loss to our customer. In instances where online features or additional functionality is considered more than an inconsequential separate deliverable in addition to the software product, we take this into account when applying our revenue recognition policy. This evaluation is performed for each software product and any online transactions, such as electronic downloads of titles with product add-ons when it is released.

        In instances where the online service is considered more than an inconsequential separate deliverable in addition to the software product, we take this into account when applying our revenue recognition policy. This evaluation is performed for each software product together with any online transactions, such as electronic downloads of titles or product add-ons when it is released. When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to game play, we consider that our performance obligations for this title extend beyond the sale of the game. Vendor-specific objective evidence of fair value does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we recognize all of the revenue from the sale of the title ratably over an estimated service period, which is estimated to begin the month after the sale date or the street date of the title, whichever is later. In addition, we defer the costs of sales for the title

(excluding intangible asset amortization) to match revenues. Cost of sales includes manufacturing costs, software royalties and amortization, and intellectual property licenses.

        We recognize World of Warcraft boxed product, expansion packs and other value added service revenues each with the related subscription service revenue ratably over the estimated service periods beginning upon activation of the software and delivery of the services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as product sales and revenues attributable to subscription and other value added services are classified as subscription, licensing and other revenues.

        We currently estimate the service periods over which revenues are recognized range from a minimum of five months to a maximum of less than a year.

        Determining whether the online service for a particular game constitutes more than an inconsequential deliverable is subjective and requires management's judgment. Determining the estimated service periods and product life over which to recognize the revenue and related costs of sales is also subjective and involves management's judgment.

        Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence.    We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable trading and payment terms, and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2009 allowance for returns and price protection would impact net revenues by approximately $3 million.

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

        We regularly review inventory quantities on-hand and in the retail channel. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand, which are inherently difficult to assess. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

        Software Development Costs and Intellectual Property Licenses.    Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

        We account for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed ("ASC Subtopic 985-20"). Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of "cost of sales—software royalties and amortization," capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense.

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

        We evaluate the future recoverability of capitalized software development costs and intellectual property licenses on a quarterly basis. For products that have been released in prior periods, the primary evaluation criterion is actual title performance. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based. Further, as many of our capitalized intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property, and the rights holder's continued promotion and exploitation of the intellectual property.

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

        Income Taxes.    We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with FASB income tax guidance ("ASC Topic 740"), the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

        Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC Topic 740 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our financial condition and operating results.

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

        There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset, liability or equity instrument being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the delayed receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates is inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact on the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired. While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

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

        Assessment of Impairment of Assets.    Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with FASB literature related to accounting for the impairment or disposal of long-lived assets within ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. In determining whether an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        During 2009, we recorded an impairment charge of $409 million to our finite-lived intangible assets. See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the determination of the impairment charges recorded for the year ended December 31, 2009.

        FASB literature related to the accounting for goodwill and other intangibles within ASC Topic 350 requires a two-step approach to testing goodwill for impairment for each reporting unit. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. ASC Topic 350 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

        To determine the fair values of the reporting units used in the first step, we use a discounted cash flow approach. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, and future economic and market conditions. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

        Stock-Based Compensation.    We estimate the value of share-based payment awards on the measurement date using a binomial-lattice model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        For a detailed discussion of the application of these and other accounting policies see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Recently Issued Accounting Standards

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs), which amends the evaluation criteria used to identify the primary beneficiary of a variable interest entity. Additionally, this amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this FASB amendment does not have any impact on our consolidated financial statements.

        In October 2009, the FASB issued an update to Revenue Recognition—Multiple-Deliverable Revenue Arrangements. This update establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this update also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

        In October 2009, the FASB issued an update to Software—Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and excludes these products from the scope of current software revenue guidance. The new guidance will include factors to help companies determine which software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

        In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures. This update provides amendments to ASC Subtopic 820-10 requiring new disclosures regarding (1) transfers in and out of Levels 1 and 2, in which the Company should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) the reconciliation for fair value measurements using significant unobservable inputs (Level 3), in which the Company should present separately information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number). In addition the update provides clarification of existing disclosures regarding the level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchase, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in such securities. As short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At December 31, 2009, our $2,768 million of cash and cash equivalents were comprised primarily of money market funds. At December 31, 2009, our $477 million of short-term investments included $389 million of U.S. government agency securities, $2 million of mortgage-backed securities, $54 million of auction rate securities classified as trading, and $32 million of restricted cash. We had $23 million in auction rate securities at fair value classified as long-term investments at December 31, 2009. Most of our investment portfolio is invested in short-term or variable rate securities. Accordingly, we believe that a sharp change in interest rates would not have a material effect on our short-term investment portfolio.

Foreign Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Currency volatility is monitored frequently throughout the year. We enter into currency forward contracts and swaps with Vivendi, generally with maturities of twelve months or less, to mitigate our risk associated with our foreign currency exchange rate exposure resulting from our foreign currency denominated financial assets and liabilities (e.g. intercompany receivables and payables) and earnings. We expect to continue to use economic hedge programs in the future to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item.

        The gross notional amount of outstanding foreign exchange swaps was $120 million at December 31, 2009. The notional amounts of outstanding forward foreign exchange contracts and foreign exchange swaps were $126 million and $118 million, respectively, at December 31, 2008. A pre-tax net unrealized loss of $2 million and gain of $3 million for the years ended December 31, 2009 and 2008, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the Consolidated Statements of Operations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Other financial statement schedules are omitted because the information called for is not applicable or is shown either in the Consolidated Financial Statements or the Notes thereto.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Definition and Limitations of Disclosure Controls and Procedures.

        Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2009, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2009, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        In the fourth quarter of 2009, we submitted the following matter to a vote of security holders. (Information previously required by Item 4, now omitted in accordance with recent SEC rules).

        We held a special meeting of the Company's stockholders on December 17, 2009 in Santa Monica, California. At the special meeting, our stockholders voted on the following proposal and cast their votes as follows:

        Proposal: To approve an amendment to the Activision Blizzard, Inc. 2008 Incentive Plan to increase the number of shares reserved for issuance thereunder and the number of shares that may be granted pursuant to certain types of awards thereunder.

For	Against	Abstain
983,029,550	72,073,832	296,016

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, entitled "Proposal 1—Election of Directors," "Executive Officers and Key Employees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Matters—Code of Ethics for Senior Executive and Senior Financial Officers" and "Corporate Governance Matters—Board of Directors and Committees—Audit Committee" to be filed with the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, entitled "Executive Compensation," "Director Compensation," and "Compensation Committee Report" to be filed with the Securities and Exchange Commission.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, entitled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, entitled "Certain Relationships and Related Transactions" and "Corporate Governance Matters—Board of Directors and Committees—Director Independence" to be filed with the Securities and Exchange Commission.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, entitled "Independent Registered Public Accounting Firm's Fees" to be filed with the Securities and Exchange Commission.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 67 herein.
	2.
		Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the calendar years ended December 31, 2009, 2008, and 2007 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Activision Blizzard:
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

Date: March 1, 2010

ACTIVISION BLIZZARD, INC.
By:	/s/ ROBERT A. KOTICK Robert A. Kotick Director, President and Chief Executive Officer of Activision Blizzard, Inc. (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PHILIPPE G. H. CAPRON (Philippe G. H. Capron)	Director	March 1, 2010
By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	March 1, 2010
By:	/s/ FRÉDÉRIC R. CRÉPIN (Frédéric R. Crépin)	Director	March 1, 2010
By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Co-Chairman and Director	March 1, 2010
By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Director, President, Chief Executive Officer and Principal Executive Officer	March 1, 2010
By:	/s/ JEAN-BERNARD LÉVY (Jean-Bernard Lévy)	Chairman and Director	March 1, 2010
By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	March 1, 2010

By:	/s/ DOUGLAS P. MORRIS (Douglas P. Morris)	Director	March 1, 2010
By:	/s/ STÉPHANE ROUSSEL (Stéphane Roussel)	Director	March 1, 2010
By:	/s/ RICHARD SARNOFF (Richard Sarnoff)	Director	March 1, 2010
By:	/s/ THOMAS TIPPL (Thomas Tippl)	Chief Corporate Officer and Chief Financial Officer, Principal Financial and Accounting Officer	March 1, 2010
By:	/s/ RÉGIS TURRINI (Régis Turrini)	Director	March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Activision Blizzard, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Activision Blizzard, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2009 and 2008 when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vivendi Games, Inc.

        We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of Vivendi Games, Inc. ("Vivendi Games," as described in Note 1) for the year ended December 31, 2007. Our audit also included the financial statement schedule on page F-68 for the year ended December 31, 2007. These financial statements and financial statement schedule are the responsibility of Vivendi Games' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Vivendi Games' operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
November 5, 2008

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

	At December 31, 2009	At December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,768	$2,958
Short-term investments	477	44
Accounts receivable, net of allowances of $317 million and $268 million at December 31, 2009 and 2008, respectively	739	974
Inventories	241	262
Software development	224	235
Intellectual property licenses	55	35
Deferred income taxes, net	498	536
Intangible assets, net	—	14
Other current assets	327	201

Total current assets	5,329	5,259
Long-term investments	23	78
Software development	10	1
Intellectual property licenses	28	5
Property and equipment, net	138	149
Other assets	9	30
Intangible assets, net	618	1,283
Trademark and trade names	433	433
Goodwill	7,154	7,227

Total assets	$13,742	$14,465

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$302	$319
Deferred revenues	1,426	923
Accrued expenses and other liabilities	779	842

Total current liabilities	2,507	2,084
Deferred income taxes, net	270	615
Other liabilities	209	239

Total liabilities	2,986	2,938
Commitments and contingencies (Note 18)
Shareholders' equity:
Common stock, $.000001 par value per share, 2,400,000,000 shares authorized, 1,364,117,675 and 1,325,206,032 shares issued at December 31, 2009 and 2008, respectively	—	—
Additional paid-in capital	12,376	12,170
Less: Treasury stock, at cost, 113,686,498 and 12,967,265 shares at December 31, 2009 and 2008, respectively	(1,235)	(126)
Accumulated deficit	(361)	(474)
Accumulated other comprehensive loss	(24)	(43)

Total shareholders' equity	10,756	11,527

Total liabilities and shareholders' equity	$13,742	$14,465

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	For the years ended December 31,
	2009	2008	2007
Net revenues
Product sales	$3,080	$1,872	$457
Subscription, licensing, and other revenues	1,199	1,154	892

Total net revenues	4,279	3,026	1,349
Costs and expenses
Cost of sales—product costs	1,432	1,160	171
Cost of sales—software royalties and amortization	348	267	52
Cost of sales—intellectual property licenses	315	219	9
Cost of sales—massively multi-player online role-playing game ("MMORPG")	212	193	204
Product development	627	592	397
Sales and marketing	544	464	172
General and administrative	395	271	166
Impairment of intangible assets	409	—	—
Restructuring	23	93	(1)

Total costs and expenses	4,305	3,259	1,170

Operating income (loss)	(26)	(233)	179
Investment and other income (loss), net	18	46	(4)

Income (loss) before income tax benefit	(8)	(187)	175
Income tax benefit	(121)	(80)	(52)

Net income (loss)	$113	$(107)	$227

Earnings (loss) per common share
Basic	$0.09	$(0.11)	$0.38

Diluted	$0.09	$(0.11)	$0.38

Weighted average number of shares outstanding
Basic	1,283	946	591

Diluted	1,311	946	591

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2009, 2008 and 2007

(Amounts in millions)

	Common Stock			Treasury Stock		Net Payable to Vivendi		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital				Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2006(1)	591	$—	$535	—	$—	$372	$(594)	$34	$347
Net transfers to Vivendi	—	—	(45)	—	—	(295)	—	—	(340)
Components of comprehensive income:
Net income	—	—	—	—	—	—	227	—	227
Foreign currency translation adjustment	—	—	—	—	—	—	—	6	6

Total comprehensive income									233

Balance at December 31, 2007(1)	591	—	490	—	—	77	(367)	40	240
Settlement of payable to Vivendi (see Note 23)	—	—	(2)	—	—	(77)	—	—	(79)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(107)	—	(107)
Unrealized depreciation on short-term investments, net of taxes	—	—	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(81)	(81)

Total comprehensive loss									(190)
Purchase consideration upon the business combination	602	—	9,919	—	—	—	—	—	9,919
Issuance of additional common stock related to the Business Combination(see Note 1)	126	—	1,731	—	—	—	—	—	1,731
Tender offer (see Note 1)	—	—	(2)	—	—	—	—	—	(2)
Issuance of common stock pursuant to employee stock options and restricted stock rights	6	—	22	—	—	—	—	—	22
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	89	—	—	—	—	—	89
Excess tax benefit associated with employee stock options and restricted stock rights	—	—	2	—	—	—	—	—	2
Shares repurchased (see Note 20)		—	—	(13)	(126)	—	—	—	(126)
Return of capital to Vivendi (see Note 23)	—	—	(79)	—	—	—	—	—	(79)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Amounts in millions)

	Common Stock			Treasury Stock		Net Payable to Vivendi		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital				Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2008	1,325	—	12,170	(13)	(126)	—	(474)	(43)	11,527
Components of comprehensive income:
Net income	—	—	—	—	—	—	113	—	113
Foreign currency translation adjustment	—	—	—	—	—	—	—	19	19

Total comprehensive income									132
Issuance of common stock pursuant to employee stock options and restricted stock rights	36	—	81	—	—	—	—	—	81
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	154	—	—	—	—	—	154
Tax shortfall from employee stock option exercises and restricted stock rights	—	—	(1)	—	—	—	—	—	(1)
Issuance of contingent considerations	3	—	2	—	—	—	—	—	2
Shares repurchased (see Note 20)	—	—	—	(101)	(1,109)	—	—	—	(1,109)
Return of capital to Vivendi related to settlement of pre-Business Combination taxes (see Note 16)	—	—	(30)	—	—	—	—	—	(30)

Balance at December 31, 2009	1,364	$—	$12,376	(114)	$(1,235)	$—	$(361)	$(24)	$10,756

(1)
The number of shares issued reflects the number of split adjusted shares received by Vivendi, former parent company of Vivendi Games.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	For the years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$113	$(107)	$227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(256)	(430)	(77)
Impairment (see Notes 8 and 12)	409	26	—
Depreciation and amortization	347	385	63
Unrealized (gain)/loss on auction rate securities classified as trading securities	(3)	7	—
Unrealized loss on ARS rights from UBS	3	2	—
Loss on disposal of property and equipment (see Note 8)	2	1	1
Amortization and write-off of capitalized software development costs and intellectual property licenses(1)	281	176	54
Stock-based compensation expense(2)	156	89	138
Excess tax benefits from stock option exercises	(79)	(21)	—
Changes in operating assets and liabilities:
Accounts receivable	235	(428)	25
Inventories	21	(20)	7
Software development and intellectual property licenses	(308)	(181)	(102)
Other assets	(110)	(165)	(6)
Deferred revenues	503	726	79
Accounts payable	(18)	86	(12)
Accrued expenses and other liabilities	(113)	233	34

Net cash provided by operating activities	1,183	379	431
Cash flows from investing activities:
Capital expenditures	(69)	(46)	(68)
Net proceeds from disposal of assets—restructuring (see Note 8)	—	9	—
Cash acquired through Business Combination, net of cash payments to effect acquisitions	—	1,120	—
Proceeds from sale of available-for-sale investments	2	—	—
Proceeds from maturities of investments	44	—	—
Purchase of short-term investments	(425)	—	—
Decrease in restricted cash	5	18	—

Net cash provided by (used in) investing activities	(443)	1,101	(68)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	81	22	—
Repurchase of common stock through tender offer	—	(2)	—
Return of capital to Vivendi	—	(79)	—
Issuance of additional common stock related to the Business Combination	—	1,731	—
Repurchase of common stock	(1,109)	(126)	—
Settlement of payable to Vivendi	—	(79)	(371)
Excess tax benefits from stock option exercises	79	21	—

Net cash provided by (used in) financing activities	(949)	1,488	(371)
Effect of foreign exchange rate changes on cash and cash equivalents	19	(72)	2

Net increase (decrease) in cash and cash equivalents	(190)	2,896	(6)
Cash and cash equivalents at beginning of year	2,958	62	68

Cash and cash equivalents at end of year	$2,768	$2,958	$62

(1)
Excludes deferral and amortization of stock-based compensation expense.

(2)
Includes the net effects of capitalization, deferral, and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Business and Business Combination

Business

        Activision Blizzard, Inc. is a worldwide online, personal computer ("PC"), console and handheld game publisher. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our current organizational structure, we operate three operating segments as follows:

(i) Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. ("Sony") PlayStation 2 ("PS2"), Sony PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Sony PlayStation Portable ("PSP") and Nintendo Dual Screen ("NDS") handheld devices; the PC; the Apple iPhone; and the new handheld game system Nintendo DSi. Our Activision business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. Activision's products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision's target customer base ranges from casual players to core gamers, and children to adults.

(ii) Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game ("MMORPG") category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and World of Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value added service revenues); retail sales of physical "boxed" products; electronic download sales of PC products; and licensing of software to third-party, or related party companies that distribute World of Warcraft in Russia, China, and Taiwan.

(iii) Activision Blizzard Distribution

        Activision Blizzard Distribution ("Distribution") consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Business and Business Combination (Continued)

Business Combination

        On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. ("Activision Blizzard"). For accounting purposes, the Business Combination was treated as a "reverse acquisition," with Vivendi Games deemed to be the acquirer. The historical financial statements of Activision Blizzard prior to July 10, 2008 are those of Vivendi Games.

        In connection with the Business Combination, we issued approximately 717 million shares of common stock to VGAC LLC including approximately 126 million shares of common stock purchased by Vivendi for $1.7 billion. Immediately following the consummation of the Business Combination, VGAC owned 54% of Activision Blizzard's issued and outstanding common stock. Further, in accordance with the terms of the Business Combination Agreement, on July 16, 2008, Activision Blizzard commenced a tender offer to purchase up to 293 million shares of its common stock at a price of $13.75 per share. The tender offer expired on August 13, 2008. We purchased 171,832 shares of our common stock as a result of the tender offer. These shares were accounted for using the treasury method and were retired and cancelled.

        The common stock of Activision Blizzard is traded on NASDAQ under the ticker symbol "ATVI." Vivendi owned approximately 57% of Activision Blizzard's outstanding common stock at December 31, 2009.

        We maintain significant operations in the United States, Canada, the United Kingdom ("U.K."), France, Germany, Italy, Spain, Australia, Sweden, South Korea, Norway, Denmark, China, and the Netherlands.

Activision Blizzard's non-core exit operations

        Activision Blizzard's non-core exit operations ("Other" or "Non-Core") represent legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination described above, but that do not meet the criteria for separate reporting of discontinued operations. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

2. Summary of significant accounting policies

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates and assumptions.

        The prior year consolidated balance sheet at December 31, 2008 and consolidated statement of cash flows for the year ended December 31, 2008 have been adjusted to correct immaterial errors related to the elimination of intercompany receivables and payables. The corrections reduced the accounts receivable and accounts payable line items in the December 31, 2008 consolidated balance sheet by $236 million, which correspondingly impacted the change in accounts receivable and accounts payable in the consolidated statement of cash flows for the year ended December 31, 2008 by $236 million. These corrections had no impact on net income, earnings (loss) per share, working capital or net cash provided by operating, investing and financing activities.

        Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

        The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

Cash, Cash Equivalents and Investment Securities

        We consider all money market funds and highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

        Investments designated as available-for-sale securities are carried at fair value based on quoted market prices or estimated based on quoted market prices of financial instruments with similar characteristics. Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss), when credit losses are not expected and the Company does not intend, or it is more likely than not that the Company will not be required, to sell the security prior to recovery of the security's amortized cost basis.

        In general, investments with original maturities greater than 90 days and remaining maturities of less than one year are classified as short-term investments. In addition, investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

        The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in investment and other income (loss), net in the consolidated statements of operations.

        The Company's investments include auction rate securities ("ARS"). These ARS are variable rate bonds tied to short-term interest rates with long-term maturities. ARS have interest rates which reset through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days. Interest on ARS is generally paid at the end of each auction process and is based upon the interest rate determined for the prior auction. The majority of our ARS are AAA/Aaa rated, and are typically collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program or backed by monoline bond insurance companies.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

        Our ARS held through UBS AG ("UBS") are classified as trading securities. Investments designated as trading securities are reported at fair value, with unrealized gains and losses recognized in earnings.

        On November 14, 2008, we accepted an offer from UBS, providing us with rights related to our ARS held through UBS (the "Rights"). The Rights permit us to require UBS to purchase our ARS held through UBS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period between June 30, 2010 and July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. If auctions continue to fail, we expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or by the terms of the Rights if the auction process continues to fail.

        UBS's obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

        The Rights represent a firm agreement in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, regarding derivatives and hedging ("ASC Topic 815"), which defines a firm agreement as an agreement binding on both parties and usually legally enforceable, with the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights should be recognized as a free standing asset separate from the ARS. The Rights do not meet the definition of a derivative instrument under ASC Topic 815, because the underlying securities are not readily convertible to cash. Therefore, we have elected to measure the Rights at fair value under ASC Subtopic 825-10 regarding the fair value option for financial assets and financial liabilities, which permits an entity to measure certain items at fair value, to mitigate volatility in reported earnings from the changes in the fair value of the ARS. As a result, unrealized gains and losses will be included in earnings in future periods. We expect that future changes in the fair value of the Rights will largely mitigate fair value movements in the related ARS. At December 31, 2009, we have classified our investment in ARS held through UBS as a current asset as the expected settlement is June 30, 2010.

  Restricted Cash—Compensating Balances

        Most of our restricted cash relates to a standby letter of credit required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain with the issuing bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder, but not reimbursed. Restricted cash is included in short-term investments.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

  Financial Instruments

        The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses is reasonable approximation of fair value due to their short-term nature. Our U.S. government agency securities and mortgage-backed securities are carried at fair value with fair values estimated based on quoted market prices or estimated based on quoted market prices of financial instruments with similar characteristics. Both short-term and long-term ARS are carried at fair value with fair values estimated using an income-approach model (specifically, a discounted cash-flow analysis). We carry derivative instruments, including foreign exchange contracts, in the balance sheet as other assets or liabilities at their fair value. The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Activision Blizzard transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting Activision Blizzard to foreign currency risk. Activision Blizzard utilizes foreign exchange forward contracts and swaps to mitigate foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities. The foreign exchange forward contracts generally have contractual terms of less than a year. Activision Blizzard does not use foreign exchange forward contracts for speculative or trading purposes. None of Activision Blizzard's foreign exchange forward contracts were designated as hedging instruments under ASC Topic 815. Accordingly, gains or losses resulting from changes in the fair values of the foreign exchange forward contracts are reported as investment and other income (loss), net in the consolidated statements of operations.

Other-Than-Temporary Impairments

        On April 1, 2009, we adopted prospectively a new accounting standard addressing the evaluation of fixed maturity securities for other-than-temporary impairments. These requirements have altered our policies and procedures for determining impairment charges recognized through earnings. The new standard requires a company to recognize a credit component (a credit impairment) of an other-than-temporary impairment of a fixed maturity security in earnings and the non-credit component in accumulated other comprehensive income (loss) if the company does not intend, or it is more likely than not that the company will not be required, to sell the security prior to recovery of the security's amortized cost basis. The new standard also changes the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold the security until recovery and requires additional disclosures. A credit impairment, which is recognized in earnings when it occurs, is the difference between the amortized cost of the fixed maturity security and the estimated present value of cash flows expected to be collected (recovery value), as determined by management. The difference between fair value and amortized cost that is not related to a credit impairment is recognized as a separate component of accumulated other comprehensive income (loss), net of taxes. The adoption of this standard did not have a material impact on our consolidated financial statements.

Concentration of Credit Risk

        Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions. At various times, we had deposits in excess of coverage by the Federal Deposit

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

Insurance Corporation ("FDIC"), or the equivalent agencies in overseas jurisdictions, at these financial institutions.

        Our customer base includes retail outlets and distributors, including mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores in the United States and countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers. We had two customers, Wal-Mart and GameStop, who each accounted for approximately 10% of the consolidated revenues for the year ended December 31, 2009 and accounted for approximately 18% and 10% of consolidated gross receivables at December 31, 2009, respectively.

        For the year ended December 31, 2008, we had two customers, Wal-Mart and GameStop, who each accounted for approximately 11% of the consolidated net revenues and accounted for approximately 15% and 9% of consolidated gross receivables at December 31, 2008, respectively.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

        We account for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed ("ASC Subtopic 985-20"). Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of "cost of sales—software royalties and amortization", capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

the specific product to total projected revenues for all products in which the licensed property will be utilized. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

        We evaluate the future recoverability of capitalized software development costs and intellectual property licenses on a quarterly basis. For products that have been released in prior periods, the primary evaluation criterion is actual title performance. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; orders for the product prior to its release; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based. Further, as many of our capitalized intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property, and the rights holder's continued promotion and exploitation of the intellectual property.

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

Inventories

        Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor and freight-in and are stated at the lower of cost (weighted average method) or market value.

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

        Goodwill and Other Indefinite-Lived Assets.    We account for goodwill using the provisions within ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Acquired trade names are assessed as indefinite lived assets as there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Goodwill and acquired trade names are not amortized, but are subject to an impairment test annually and in between annual

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

tests when events or circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment testing at December 31.

        We have determined our reporting units based on the guidance within ASC Subtopic 350-20. As of December 31, 2009 and 2008, the Company's reporting units consisted of Activision, Blizzard, and Distribution. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. Fair value is determined using a combination of a discounted cash flow model and market comparable valuations of peer companies. The estimated fair values of each of our reporting units exceeded their carrying values by a range of approximately $0.1 billion to $5.9 billion as of December 31, 2009. The estimated fair values exceed their respective reporting units carrying values by a range of approximately 20% to 480% as of December 31, 2009. As such, we have determined that no impairment has occurred at December 31, 2009 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time. In determining the fair value of our reporting units, we assumed a discount rate between 11.5% and 13%.

        In completing our goodwill impairment analysis, we test the appropriateness of our reporting units' estimated fair value by reconciling the aggregate reporting units' fair values with our market capitalization. Our impairment analysis indicated that the aggregate fair values of our reporting units exceeded our December 31, 2009 market capitalization by approximately $3.9 billion or 26%.

        The fair value of an entity can be greater than its market capitalization for various reasons, one of which is the concept of control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company to acquire a controlling interest. Substantial value may arise from the ability to take advantages of synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements, and other benefits could be achieved by controlling another entity. However, changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

        We test acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. As of December 31, 2009, the estimated fair values of each of our acquired trade names exceeded their carrying values by a range of approximately $4 million to $124 million, which exceeds their respective carrying values by a range of approximately 1% to 260%. As such, we have determined that no impairment has occurred at December 31, 2009 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time. In determining the fair value of our trade names, we assumed a discount rate between 11.5% and 12%, and royalty saving rates of approximately 1%. A one percentage point increase in the discount rate would have reduced the indicated fair values of each of our acquired trade names by a range of approximately $22 million to $52 million, and would yield an impairment charge in the case of one of our trade names. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

        Amortizable Intangible Assets.    Intangible assets subject to amortization are carried at cost less accumulated amortization. Intangible assets subject to amortization are amortized over the estimated useful life in proportion to the economic benefits received.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

        Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with FASB guidance within ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. In determining whether an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        During 2009, we recorded impairment charges of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchises intangible assets, respectively (see Note 12).

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

        Some of our software products provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we recognize revenue related to products containing these limited online features upon the transfer of title and risk of loss to our customer. In instances where online features or additional functionality is considered more than an inconsequential separate deliverable in addition to the software product, we take this into account when applying our revenue recognition policy. This evaluation is performed for each software product and any online transactions, such as electronic downloads of titles or product add-ons when it is released. When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to game play, we consider that our performance obligations for this title extend beyond the sale of the game. Vendor-specific objective evidence ("VSOE") of fair value does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we recognize all of the revenue from the sale of the title ratably over the estimated service period, which is estimated to begin the month after either the sale date or the street date of the title, whichever is later. In addition, we defer the costs of sales for the title (excluding intangible asset amortization) to match revenues. Cost of sales includes manufacturing costs, software royalties and amortization, and intellectual property licenses.

        We recognize World of Warcraft boxed product, expansion packs and other value added service revenues each with the related subscription service revenue ratably over the estimated service periods beginning upon activation of the software and delivery of the services. Revenues attributed to the sale

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

of World of Warcraft boxed software and related expansion packs are classified as product sales and revenues attributable to subscription and other value added services are classified as subscription, licensing and other revenues.

        We currently estimate the service periods over which revenues are recognized range from a minimum of five months to a maximum of less than a year.

        With respect to online transactions, such as electronic downloads of titles or product add-ons that do not include a more-than-inconsequential separate service deliverable, revenue is recognized when the fee is paid by the online customer to purchase online content and the product is available for download. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

        Sales incentives and other consideration given by us to our customers are considered adjustments of the selling price of our products, such as rebates and product placement fees, and are reflected as reductions to revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad, are reflected as sales and marketing expenses when the benefit from the sales incentive is separable from sales to the same customer and we can reasonably estimate the fair value of the benefit.

  Subscription Revenues

        Subscription revenues are derived from World of Warcraft, a game that is playable through Blizzard's servers on a subscription-only basis. After the first month of free usage that is included with the World of Warcraft boxed software, the World of Warcraft end user may enter into a subscription agreement for additional future access. Revenues associated with the sale of subscriptions via packaged software and prepaid subscription cards, as well as prepaid subscriptions sales, are deferred until the subscription service is activated by the consumer and recognized ratably over the subscription period. Revenue from Internet gaming rooms in Asia is recognized upon usage of the time packages sold. Value added service revenues associated with subscriptions are recognized ratably over the estimated customer life.

  Licensing Revenues

        Third-party licensees in Russia, China and Taiwan distribute and host Blizzard's World of Warcraft game in their respective countries under license agreements with Blizzard. We receive royalties from the licensees as a result. We recognize these royalties as revenues based on the end users' activation of the underlying prepaid time, if all other performance obligations have been completed or based on usage by the end user when we have continuing service obligations. We recognize any upfront licensing fee received over the term of the contracts.

        With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is generally recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

  Breakage Revenues

        World of Warcraft boxed product sales and subscription revenues are recognized upon activation of the game. For certain products, activation has not occurred, which led us to analyze historical activation patterns over an extended period of time, to determine when the likelihood of activation ever occurring becomes remote. We recognize revenues from subscriptions that have not yet been activated, prepaid subscription cards, as well as prepaid subscription sales, when the likelihood of future activation occurring is remote (defined as "breakage revenues"). In 2008, we recognized breakage revenues for the first time since the initial launch of World of Warcraft. For the years ended December 31, 2009 and 2008, we recorded $5 million and $6 million, respectively of breakage revenues from the sale of packaged software in product sales, and $8 million and $16 million, respectively of prepaid and subscription breakage revenues in subscription, licensing and other revenues in the consolidated statements of operations.

  Other Revenues

        Other revenues primarily include value added service sales of non-software related products. It includes licensing activity of intellectual property other than software to third-parties. Revenue is recorded upon receipt of licensee statements, or upon the receipt of cash, provided the license period has begun.

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

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable trading and payment terms, and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

programs; and competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2009 allowance for returns and price protection would impact net revenues by approximately $3 million.

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

        We regularly review inventory quantities on-hand and in the retail channel. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and net realizable value, based upon assumptions about future demand, which are inherently difficult to assess. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

Shipping and Handling

        Shipping and handling costs, which consist primarily of packaging and transportation charges incurred to move finished goods to customers, are included in "cost of sales—product costs."

Advertising Expenses

        We expense advertising as incurred, except for production costs associated with media advertising which are deferred and charged to expense the first time the related ad is run. Advertising expenses for the years ended December 31, 2009, 2008, and 2007 were $366 million, $241 million, and $73 million, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

Income Taxes

        We account for income taxes using ASC Topic 740, Income Taxes. Under ASC Topic 740, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        ASC Topic 740 includes accounting guidance which clarifies the accounting for the uncertainty in recognizing income taxes in an organization by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. This guidance requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of the related guidance and in subsequent periods.

Foreign Currency Translation

        All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at average exchange rates during the period. The resulting translation adjustments are reflected as a component of accumulated other comprehensive income (loss) in shareholders' equity.

Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding, increased by the weighted average number of common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options. However, potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded. Earnings (loss) per common share for periods prior to the Business Combination are retrospectively adjusted to reflect the number of split adjusted shares received by Vivendi, former parent company of Vivendi Games.

        On January 1, 2009, we adopted the new accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities, and as a result, unvested share-based awards which include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Companies that issue share-based awards considered to be participating securities are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. The accounting guidance requires retrospective application to all prior-period earnings per share data presented. The adoption of the accounting guidance did not change our basic or diluted earnings per common share for the years ended December 31, 2008 and 2007.

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees ("ASC stock-based compensation guidance"). Stock-based compensation expense recognized during the requisite

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

services period is based on the value of share-based payment awards after reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our consolidated statement of operations for the years ended December 31, 2009 and 2008 included compensation expense for share-based payment awards granted by Activision, Inc. prior to, but not yet vested as of July 9, 2008, based on the revalued fair value estimated at July 9, 2008, and compensation expense for the share-based payment awards granted subsequent to July 9, 2008.

        We estimate the value of share-based payment awards on the measurement date using a binomial-lattice model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        Prior to the Business Combination, Vivendi Games had equity incentive plans that were equity-settled and cash-settled. Vivendi Games used a binomial model to assess the value of these equity incentive awards. Equity-settled awards include stock options and restricted shares granted by Vivendi, and the cash-settled awards include stock appreciation rights and restricted stock units granted by both Vivendi and under the Blizzard Equity Plan ("BEP"). The Company records a liability and recognizes changes in fair value of the liability that occur during the period as compensation cost over the requisite service period. Changes in the fair value of the liability that occur after the end of the requisite service period are compensation cost of the period in which the change occurs. Any differences between the amount for which the liability is settled and its fair value at the settlement date as estimated is an adjustment of compensation cost in the period of settlement. See Note 19 of the notes to consolidated financial statements.

3. Acquisitions

Reverse Acquisition

        The Business Combination (See Note 1 of the notes to consolidated financial statements) is accounted for as a reverse acquisition under the purchase method of accounting. For this purpose, Vivendi Games was deemed to be the accounting acquirer and Activision, Inc. was deemed to be the accounting acquiree.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

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

	For the years ended December 31,
	2008	2007
Pro forma net revenues	$4,336	$3,957
Pro forma net income (loss)	(111)	260
Pro forma net income (loss) per share
- basic	(0.08)	0.20
- diluted	(0.08)	0.19

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

        Vivendi Games' shareholders' equity represents the difference between the identifiable assets and liabilities of these entities under Vivendi Games' control and includes the net transfers between Vivendi Games and Vivendi and Vivendi's affiliated companies, under a cash management pool agreement. The consolidated statements of operations and consolidated statements of changes in shareholders' equity include certain expenses for corporate services and overhead that are allocated from or to Vivendi and its affiliated companies (see Note 23 of the notes to consolidated financial statements). These expenses have been allocated based on the specific nature of the expense and/or a formula, which management believes reasonably allocates expenses to or from Vivendi Games; however, such amounts may have been different had Vivendi Games operated as a separate stand-alone entity during periods presented.

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

4. Investment and other income (loss), net

        Investment and other income (loss), net is comprised of the following (amounts in millions):

	For the years ended December 31,
	2009	2008	2007
Interest income	$15	$36	$1
Interest expense	(4)	(3)	(3)
Unrealized gain (loss) on trading securities	3	(7)	—
Unrealized gain (loss) on ARS rights from UBS	(3)	10	—
Net realized gain on investments	—	4	—
Change in fair value of other financial liability	8	—	—
Net realized and unrealized gain (loss) on foreign exchange contracts with Vivendi	(1)	6	(2)

Investment and other income (loss), net	$18	$46	$(4)

5. Cash and Cash Equivalents

        Cash and cash equivalents primarily consist of deposits held at major banks and money market funds with original maturities of three months or less at the date of purchase.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5. Cash and Cash Equivalents (Continued)

        The following table summarizes the components of our cash and cash equivalents (amounts in millions):

	At December 31,
	2009	2008
Cash and time deposits	$464	$349
Money market funds	2,304	2,609

Total cash and cash equivalents	$2,768	$2,958

6. Investments

        The following table summarizes our short-term and long-term investments at December 31, 2009 (amounts in millions):

At December 31, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Available-for-sale investments:
Mortgage-backed securities	$2	$—	$—	$2
U.S. government agency securities	389	—	—	389

Total short-term available-for-sale investments	$391	$—	$—	391

Trading investments:
Auction rate securities held through UBS				54
Restricted cash				32

Total short-term investments				$477

Long-term investments:
Available-for-sale investments:
Auction rate securities held through Morgan Stanley Smith Barney LLC	$27	$—	$(4)	$23

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. Investments (Continued)

At December 31, 2008	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
Available-for-sale investments:
Mortgage-backed securities	$8	$—	$(1)	$7

Total short-term available-for-sale investments	$8	$—	$(1)	$7

Restricted cash				37

Total short-term investments				$44

Long-term investments:
Available-for-sale investments:
Auction rate securities held through Citigroup, Inc.	$27	$—	$(4)	$23
Trading investments:
Auction rate securities held through UBS				55

Total long-term investments				$78

        The following table illustrates the gross unrealized losses on available-for-sale securities and the fair value of those securities, aggregated by investment categories at December 31, 2009 and 2008. The table also illustrates the length of time that they have been in a continuous unrealized loss position at December 31, 2009 and 2008 (amounts in millions):

	Less than 12 months		12 months or more		Total
At December 31, 2009	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Taxable auction rate securities	$—	$—	$(4)	$23	$(4)	$23

	Less than 12 months		12 months or more		Total
At December 31, 2008	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Mortgage-backed securities	$(1)	$7	$—	$—	$(1)	$7
Taxable auction rate securities	(4)	23	—	—	(4)	23

Total	$(5)	$30	$—	$—	$(5)	$30

        The total unrealized loss of $4 million at December 31, 2009 is due to failed auctions of taxable ARS held through Morgan Stanley Smith Barney LLC, which is 51% owned by Morgan Stanley and 49% owned by Citigroup, Inc. The ARS were held directly through a wholly owned subsidiary of Citigroup, Inc. until the Morgan Stanley Smith Barney LLC joint-venture closed in the second quarter 2009. Our investments in ARS are all backed by higher education student loans.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. Investments (Continued)

        Based upon our analysis of the available-for-sale investments with unrealized losses, we have concluded that the gross unrealized losses of $4 million at December 31, 2009 were temporary in nature. We do not intend to sell the investment securities that are in an unrealized loss position and do not consider that it is more-likely-than-not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be maturity. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. However, facts and circumstances may change which could result in a decline in fair value considered to be other-than-temporary in the future.

        The following table summarizes the contractually stated maturities of our short- and long-term investments classified as available-for-sale at December 31, 2009 (amounts in millions):

At December 31, 2009	Amortized cost	Fair value
U.S. government agency securities due in 1 year or less	$389	$389
Due after ten years	29	25

	$418	$414

Trading Investments

        We continue to monitor the ARS market and consider its impact (if any) on the fair value of our ARS held through UBS. If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, which may be offset by corresponding increases in value of the UBS arrangement.

        In 2008, prior to accepting the UBS offer (see Note 2 of the notes to consolidated financial statements), we classified our investment in ARS held through UBS as available-for-sale. We recorded unrealized gains and losses on our available-for-sale securities, net of tax, in accumulated other comprehensive income (loss) in the shareholders' equity section of our consolidated balance sheets. The unrealized loss did not reduce net income for the applicable accounting period.

        In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our ARS at par value beginning on June 30, 2010, we transferred our investments in ARS held through UBS from available-for-sale to trading securities. The transfer to trading securities reflects management's intent to exercise the Rights during the period between June 30, 2010 and July 3, 2012, which results in the securities being held for the purpose of selling them in the near future. Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered. At the time of transfer, the unrealized loss on our ARS was $5 million. This unrealized loss was included in accumulated other comprehensive income (loss). Upon transfer to trading securities, we immediately recognized in investment income, net, the $5 million unrealized loss not previously recognized in earnings. Subsequently, we recognized an additional decline in fair value of $2 million for a total unrealized loss of $7 million, included in investment and other income (loss), net, in the consolidated statements of operations for the year ended December 31, 2008.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. Software Development Costs and Intellectual Property Licenses

        At December 31, 2009, capitalized software development costs included $182 million of internally developed software costs and $52 million of payments made to third-party software developers. At December 31, 2008, capitalized software development costs included $173 million of internally developed software costs and $63 million of payments made to third-party software developers. Capitalized intellectual property licenses were $83 million and $40 million at December 31, 2009 and December 31, 2008, respectively. Amortization of capitalized software development costs and intellectual property licenses for the years ended December 31, 2009, 2008 and 2007 were $314 million, $90 million and $10 million, respectively. Write-offs and impairments were $21 million, $89 million and $7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        The following table details the amount of restructuring reserves included in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 2009 and 2008 (amounts in millions):

	Severance	Facilities costs	Asset write-down	Contract termination costs	Loss on disposal of assets/liabilities	Total
Balance at December 31, 2007	$—	$—	$—	$—	$—	$—
Costs charged to expense	54	7	26	5	1	93
Costs paid or otherwise settled	(18)	—	—	(3)	—	(21)
Non-cash write-down:
Fixed asset disposals	—	—	(5)	—	—	(5)
Impairment of acquired trade name	—	—	(5)	—	—	(5)
Impairment of goodwill	—	—	(16)	—	—	(16)
Foreign exchange and other	1	—	—	(2)	(1)	(2)

Balance at December 31, 2008	37	7	—	—	—	44
Costs charged to expense	19	4	—	—	—	23
Costs paid or otherwise settled	(48)	(8)	—	—	—	(56)
Foreign exchange and other	—	(2)	—	—	—	(2)

Balance at December 31, 2009	$8	$1	$—	$—	$—	$9

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8. Restructuring (Continued)

        The total restructuring reserve balances and the net restructuring charges are presented below by operating segment (amounts in millions):

	Restructuring Reserve Balance		Restructuring Charges
	At December 31, 2009	At December 31, 2008	Year ended December 31, 2009	Year ended December 31, 2008
Activision	$9	$—	$2	$2
Blizzard	—	—	—	—
Distribution	—	—	3	—

Total operating segments	9	—	5	2
Other(i)	—	44	18	91

Total	$9	$44	$23	$93

(i)
Other represents Non-Core activities, which are legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods' presentation so that it conforms to the current period's presentation.

9. Inventories

        Our inventories consisted of the following (amounts in millions):

	At December 31,
	2009	2008
Finished goods	$201	$251
Purchased parts and components	40	11

	$241	$262

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2009	2008
Land	$1	$1
Buildings	6	5
Leasehold improvements	54	45
Computer equipment	311	293
Office furniture and other equipment	65	52

Total cost of property and equipment	437	396
Less accumulated depreciation	(299)	(247)

Property and equipment, net	$138	$149

        Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $76 million, $79 million, and $59 million, respectively.

11. Goodwill

        The changes in the carrying amount of goodwill by operating segments for the years ended December 31, 2009 and 2008 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Activision Blizzard's core operations	Other(i)	Total
Balance at December 31, 2007	$—	$178	$—	$178	$25	$203
Goodwill acquired	7,043	—	12	7,055	—	7,055
Issuance of contingent consideration	9	—	—	9	6	15
Goodwill re-assignment	7	—	—	7	(7)	—
Disposal	—	—	—	—	(8)	(8)
Impairment charge	—	—	—	—	(16)	(16)
Tax benefit credited to goodwill	(19)	—	—	(19)	—	(19)
Foreign exchange	(3)	—	—	(3)	—	(3)

Balance at December 31, 2008	7,037	178	12	7,227	—	7,227
Goodwill acquired	3	—	—	3	—	3
Issuance of contingent consideration	6	—	—	6	—	6
Purchase accounting adjustments	(6)	—	—	(6)	—	(6)
Tax benefit credited to goodwill	(78)	—	—	(78)	—	(78)
Foreign exchange	2	—	—	2	—	2

Balance at December 31, 2009	$6,964	$178	$12	$7,154	$—	$7,154

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Goodwill (Continued)

	Activision	Blizzard	Distribution	Activision Blizzard's core operations	Other(i)	Total
Balance at December 31, 2007:
Goodwill	$—	$178	$—	$178	$27	$205
Accumulated impairment losses	—	—	—	—	(2)	(2)

Total	—	178	—	178	25	203
Balance at December 31, 2008:
Goodwill	7,037	178	12	7,227	18	7,245
Accumulated impairment losses	—	—	—	—	(18)	(18)

Total	7,037	178	12	7,227	—	7,227
Balance at December 31, 2009:
Goodwill	6,964	178	12	7,154	18	7,172
Accumulated impairment losses	—	—	—	—	(18)	(18)

Total	$6,964	$178	$12	$7,154	$—	$7,154

(i)
Other represents Non-Core activities, which are legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

        Issuance of contingent consideration consists of additional purchase consideration paid or accrued during 2009 and 2008 in relation to previous acquisitions. The tax benefit credited to goodwill represents the tax deduction resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of Activision, Inc. to the extent that the tax deduction did not exceed the fair value of those options. Conversely, to the extent that the tax deduction did exceed the fair value of those options, the tax benefit is credited to accumulated paid in capital.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Intangible Assets, Net

        Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2009
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Impairment charge	Net carrying amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$209	$(77)	$(24)	$108
Developed software	1 - 2 years	288	(288)	—	—
Game engines	2 - 5 years	134	(94)	(12)	28
Internally developed franchises	11 - 12 years	1,124	(278)	(373)	473
Favorable leases	1 - 4 years	5	(4)	—	1
Distribution agreements	4 years	18	(10)	—	8
Other intangibles	0 - 2 years	5	(5)	—	—
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	—	386
Acquired trade names	Indefinite	47	—	—	47

Total		$2,216	$(756)	$(409)	$1,051

	At December 31, 2008
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Impairment charge (See Note 8)	Net carrying amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$207	$(34)	$—	$173
Developed software	1 - 2 years	286	(272)	—	14
Game engines	2 - 5 years	134	(42)	—	92
Internally developed franchises	11 - 12 years	1,124	(123)	—	1,001
Favorable leases	1 - 4 years	5	(1)	—	4
Distribution agreements	4 years	17	(5)	—	12
Other intangibles	0 - 2 years	5	(4)	—	1
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	—	386
Acquired trade names	Indefinite	52	—	(5)	47

Total		$2,216	$(481)	$(5)	$1,730

        Amortization expense of intangible assets was $271 million, $306 million, and $4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Intangible Assets, Net (Continued)

        At December 31, 2009, future amortization of finite-lived intangible assets is estimated as follows (amounts in millions):

2010	$117
2011	98
2012	88
2013	62
2014	54
Thereafter	199

Total	$618

        In the fourth quarter of 2009, with the franchise and industry results of the holiday season, our outlook for the console platforms was significantly revised. With the continued economic downturn within our industry in 2009 and the change in the buying habits of casual consumers, we reassessed our overall expectations. We considered these economic changes during our 2010 planning process conducted during the months of November and December, which resulted in a strategy change to focus on fewer title releases in the casual and music genres. As we consider this a triggering event, we updated our future projected revenues streams for certain franchises in the casual games and music genres. We performed recoverability and, where applicable, impairment tests on the related intangible assets in accordance with ASC Subtopic 360-10.

        Determining whether impairment has occurred requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the estimated remaining useful life over which cash flows will occur, the amount of these cash flows and the asset's residual value, if any. For intangible assets that did not pass the recoverability test, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. Based on the characteristics of the assets being valued and the availability of information, the Company used the income approach, which presumes that the value of an asset can be estimated by the net economic benefit to be received over the estimated remaining useful life of the asset, discounted to present value. We derived the required cash flow estimates from our historical experience and our internal business plans and applied an appropriate discount rate. Based on this analysis, we recorded impairment charges of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchises intangible assets, respectively, for the year ended December 31, 2009 within our Activision segment.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Current Accrued Expenses and Other Liabilities

        Current accrued expenses and other liabilities were comprised of the following (amounts in millions):

	At December 31,
	2009	2008
Accrued royalties payable	$64	$88
Accrued selling and marketing costs	128	128
Current income tax payable	—	136
Accrued payroll related costs	271	208
Other	316	282

Total current accrued expenses and other liabilities	$779	$842

14. Operating Segments and Geographic Area

        Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, our Chief Operating Decision Maker ("CODM"), the manner in which operating performance is assessed and resources are allocated, and the availability of separate financial information. We do not aggregate operating segments.

        Currently, we operate under three operating segments: (i) Activision, which publishes interactive entertainment software and peripherals, and which includes businesses operated by Activision Publishing, Inc. prior to the Business Combination and studios, assets, and titles previously included in Vivendi Games' Sierra Entertainment operating segment prior to the Business Combination, (ii) Blizzard, which publishes real-time strategy, role-playing PC games and online subscription-based games in the MMORPG category, and (iii) Distribution, which distributes interactive entertainment software and hardware products.

        Prior to July 1, 2009 we operated a fourth operating segment, Non-Core, which represented legacy Vivendi Games' divisions or business units that the Company had exited, divested, or wound down as part of its restructuring and integration efforts as a result of the Business Combination. At July 1, 2009 in light of the minimal activities and insignificance of Non-Core activities, we ceased management of Non-Core as a separate operating segment and consequently we are no longer providing separate operating segment disclosure with respect to Non-Core and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

        As the historical financial statements prior to July 10, 2008 are those of Vivendi Games, segment net revenues and segment income (loss) from the business operated by Activision, Inc. prior to the Business Combination are not included for the period January 1, 2008 through July 9, 2008. Also, the Activision operating segment includes Vivendi Games titles retained after the Business Combination.

        The CODM reviews segment performance exclusive of the impact of the deferred net revenues and related cost of sales, stock-based compensation expense, restructuring income (expense), amortization of intangible assets and purchase price accounting related adjustments, impairment of intangible assets, integration and transaction costs, and other*. Information on the operating segments and reconciliations of total net revenues and total segment income (loss) from operations to

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Operating Segments and Geographic Area (Continued)

consolidated net revenues and operating income (loss) for the years ended December 31, 2009, 2008, and 2007 are presented below (amounts in millions):

	For the years ended December 31,			For the years ended December 31,
	2009	2008	2007	2009	2008	2007
	Net revenues			Income (loss) from operations
Activision	$3,156	$2,152	$272	$663	$307	$(13)
Blizzard	1,196	1,343	1,107	555	704	568
Distribution	423	227	—	16	22	—

Operating segments total	4,775	3,722	1,379	1,234	1,033	555
Reconciliation to consolidated net revenues / operating income (loss):
Net effect from deferral of net revenues and related cost of sales	(497)	(713)	(40)	(383)	(496)	(38)
Stock-based compensation expense	—	—	—	(154)	(90)	(137)
Restructuring income (expense)	—	—	—	(23)	(93)	1
Amortization of intangible assets and purchase price accounting related adjustments	—	—	—	(259)	(292)	(4)
Impairment of intangible assets	—	—	—	(409)	—	—
Integration and transaction costs	—	—	—	(24)	(29)	—
Other*	1	17	10	(8)	(266)	(198)

Consolidated net revenues / operating income (loss)	$4,279	$3,026	$1,349	$(26)	$(233)	$179

        Geographic information for the years ended December 31, 2009, 2008, and 2007 is based on the location of the selling entity. Net revenues from external customers by geographic areas were as follows (amounts in millions):

	For the years ended December 31,
	2009	2008	2007
North America	$2,217	$1,494	$620
Europe	1,798	1,288	555
Asia Pacific	263	227	164

Total geographic area net revenues	4,278	3,009	1,339
Other*	1	17	10

Total consolidated net revenues	$4,279	$3,026	$1,349

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Operating Segments and Geographic Area (Continued)

        Net revenues by platform were as follows (amounts in millions):

	For the years ended December 31,
	2009	2008	2007
MMORPG	$1,248	$1,152	$1,024
Console	2,199	1,294	156
Handheld	244	237	65
PC and other	164	99	94

Total platforms revenues	3,855	2,782	1,339
Distribution	423	227	—
Other*	1	17	10

Total consolidated net revenues	$4,279	$3,026	$1,349

*
Other represents Non-Core activities, which are legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

        See "Concentration of Credit Risk" in Note 2 of the notes to consolidated financial statements for information regarding significant customers.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Computation of Earnings (Loss) Per Basic/Diluted Common Share

        The following table sets forth the computation of basic and diluted earnings (loss) per common share (amounts in millions, except per share data):

	For the Years ended December 31,
	2009	2008	2007
Numerator:
Consolidated net income (loss)	$113	$(107)	$227
Net income allocated to unvested share-based awards that participate in earnings	(1)	—	—

Numerator for basic and diluted earnings per common share—income (loss) available to common shareholders	$112	$(107)	$227

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	1,283	946	591
Effect of potential dilutive common shares under treasury stock method:
Employee stock options	28	—	—

Denominator for diluted earnings per common share—weighted-average common shares outstanding plus potential dilutive effect of employee stock options	1,311	946	591

Basic earnings (loss) per common share	$0.09	$(0.11)	$0.38

Diluted earnings (loss) per common share	$0.09	$(0.11)	$0.38

        Our unvested restricted stock rights (including restricted stock units, restricted stock awards, and performance shares) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted net earnings per common share. For the year ended December 31, 2009, we had outstanding unvested restricted stock rights with respect to 10 million shares of common stock on a weighted-average basis.

        According to the terms of our restricted stock plans, our unvested restricted stock rights do not participate with common stock in undistributed losses. Therefore, the two-class method in our computation of basic and diluted net earnings per common share for the year ended December 31, 2008 does not apply as there were losses during this period.

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

        On July 9, 2008, Vivendi obtained control of Activision, Inc. through acquisition of the majority of the outstanding common stock of Activision, Inc. For accounting purposes, Vivendi Games is deemed

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Computation of Earnings (Loss) Per Basic/Diluted Common Share (Continued)

to be the acquirer (as the transaction was a "reverse acquisition"—see Note 1 of the notes to consolidated financial statements). As such, the historical financial statements prior to July 10, 2008, are those of Vivendi Games. Further, earnings per common share for periods prior to the Business Combination are retrospectively adjusted to reflect the number of split adjusted shares received by Vivendi, the former parent of Vivendi Games.

        Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 20 million and 40 million shares of common stock were not included in the calculation of diluted earnings per common share for the years ended December 31, 2009 and 2008, respectively, as the effect of their inclusion would be anti-dilutive.

16. Income Taxes

        Through July 9, 2008, Vivendi Games' results were included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates. However, the income tax provision is reflected in our consolidated statements of operations, including the impact of U.S. net operating losses carried forward, as if the amounts were computed on a separate stand-alone basis.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        Domestic and foreign income before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the years ended December 31,
	2009	2008	2007
Income (loss) before income tax benefit:
Domestic	$(237)	$(131)	$144
Foreign	229	(56)	31

	$(8)	$(187)	$175

Income tax expense (benefit):
Current:
Federal	$237	$251	$90
State	46	49	7
Foreign	14	41	24

Total current	297	341	121

Deferred:
Federal	(309)	(294)	(55)
State	(75)	(67)	(2)
Foreign	(12)	(62)	(7)
Release of valuation allowance	(22)	—	(30)
Change in valuation allowance related to net operating loss surrendered	—	—	(79)

Total deferred	(418)	(423)	(173)

Add back benefit credited to additional paid-in capital:
Excess tax benefit associated with stock options	—	2	—

Income tax benefit	$(121)	$(80)	$(52)

        For the year ended December 31, 2009, we have a pretax domestic loss of $237 million and foreign pretax income of $229 million. The U.S. pretax loss is primarily driven by stock option expense, intangible asset amortization recorded domestically as well as an impairment of intangible assets in the current year.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) for each of the years are as follows:

	For the years ended December 31,
	2009		2008		2007
Federal income tax provision at statutory rate	$(3)	(35)%	$(65)	(35)%	$61	35%
State taxes, net of federal benefit	(17)	(219)	(6)	(3)	4	2
Research and development credits	(24)	(302)	(31)	(17)	(10)	(6)
Domestic production activity deduction	(7)	(89)	(12)	(6)	—	—
Foreign rate differential	(82)	(1,040)	(2)	(1)	—	—
Change in valuation allowance	(22)	(286)	6	3	(28)	(16)
Change in tax reserves	34	440	11	6	—	—
Foreign withholding tax	2	24	8	4	7	4
Foreign tax credits	(3)	(41)	(15)	(8)	(2)	(1)
Goodwill impairment	—	—	7	4	—	—
Shortfall from employee stock option exercises	2	27	—	—	—	—
Return to provision adjustment	—	—	12	6	—	—
Change in valuation allowance related to net operating loss surrendered	—	—	—	—	(84)	(48)
Other	(1)	(13)	7	4	—	—

	$(121)	(1,534)%	$(80)	(43)%	$(52)	(30)%

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2009	2008
Deferred tax assets:
Reserves and allowances	$36	$35
Allowance for sales returns and price protection	64	59
Inventory reserve	17	13
Accrued expenses	53	46
Accrued legal and professional fees	3	28
Accrued restructuring	1	15
Deferred revenue	292	326
Deferred compensation	4	1
Depreciation	—	9
Tax credit carryforwards	61	30
Net operating loss carryforwards	18	24
State taxes	—	19
Stock-based compensation	119	58
Foreign deferred assets	27	27
Other	9	4

Deferred tax assets	704	694
Valuation allowance	—	(22)

Deferred tax assets, net of valuation allowance	704	672

Deferred tax liabilities:
Intangibles	(407)	(691)
Prepaid royalties	(5)	(10)
Capitalized software development expenses	(56)	(50)
State taxes	(8)	—

Deferred tax liabilities	(476)	(751)

Net deferred tax assets (liabilities)	$228	$(79)

        As of December 31, 2009, our available federal net operating loss carryforward of approximately $1 million is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The net operating loss carryforward will begin to expire in 2023. We have various state net operating loss carryforwards totaling $17 million which are not subject to limitations under Section 382 of the Internal Revenue Code and will begin to expire in 2013. We have tax credit carryforwards of $6 million and $55 million for federal and state purposes, respectively, which begin to expire in fiscal 2016.

        Through our foreign operations, we have approximately $18 million in net operating loss carryforwards at December 31, 2009, attributed mainly to losses in France, Ireland, and Sweden. We evaluate our deferred tax assets, including net operating losses, to determine if a valuation allowance is

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

required. We assess whether a valuation allowance should be established or released based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. At December 31, 2008 we had a foreign net operating loss valuation allowance of $22 million. During 2009, we determined that such net operating losses were likely to be realized through taxable income; therefore, we released a valuation allowance of $22 million against our deferred tax assets. At December 31, 2009 there are no valuation allowances on deferred tax assets.

        Realization of the U.S. deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the U.S. deferred tax assets will be realized.

        Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $498 million at December 31, 2009. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration. It is not practical to estimate the amount of tax that would be payable upon distribution of these earnings.

        As of December 31, 2009, we had approximately $139 million in total unrecognized tax benefits of which $131 million would affect our effective tax rate if recognized. A reconciliation of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 is as follows (amounts in millions):

	At December 31,
	2009	2008	2007
Unrecognized tax benefits balance at January 1	$103	$13	$—
Assumption of unrecognized tax benefits upon the Business Combination	—	73	—
Gross increase for tax positions of prior years	3	12	1
Gross decrease for tax positions of prior years	(1)	(2)	—
Gross increase for tax positions of current year	35	7	12
Gross decrease for tax positions of current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(1)	—	—

Unrecognized tax benefits balance at December 31	$139	$103	$13

        In addition, as of December 31, 2009 and 2008, we reflected $123 million and $81 million, respectively, of income tax liabilities as non-current liabilities because payment of cash or settlement is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other liabilities in the consolidated balance sheets as of December 31, 2009 and 2008.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, we had approximately $8 million and $2 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the years ended December 31, 2009 and 2008, we recorded $6 million and $1 million of interest expense related to uncertain tax positions, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        Vivendi Games results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates while Vivendi Games results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Vivendi Games is no longer subject to U.S. federal income tax examinations for tax years before 2002. Vivendi Games is also no longer subject to state examinations for tax years before 2000. Activision Blizzard's tax years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject, including the United States of America ("U.S.") and non-U.S. locations. Activision Blizzard is currently under audit by the California Franchise Tax Board for the tax years 1996 through 2004, and it is reasonably possible that the current portion of our unrecognized tax benefits will significantly decrease within the next twelve months due to the outcome of these audits.

        On July 9, 2008, Activision Blizzard entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") with Vivendi. The Tax Sharing Agreement generally governs Activision Blizzard's and Vivendi's respective rights, responsibilities and obligations with respect to the ordinary course of business taxes. Currently, under the Tax Sharing Agreement, with certain exceptions, Activision Blizzard generally is responsible for the payment of U.S. and certain non-U.S. income taxes that are required to be paid to tax authorities on a stand-alone Activision Blizzard basis. In the event that Activision Blizzard joins Vivendi in the filing of a group tax return, Activision Blizzard will pay its share of the tax liability for such group tax return to Vivendi, and Vivendi will pay the tax liability for the entire group to the appropriate tax authority. Vivendi will indemnify Activision Blizzard for any tax liability imposed upon it due to Vivendi's failure to pay any group tax liability. Activision Blizzard will indemnify Vivendi for any tax liability imposed on Vivendi (or any of its subsidiaries) due to Activision Blizzard's failure to pay any taxes it owes under the Tax Sharing Agreement.

        Prior to the Business Combination, Vivendi Games' income taxes are presented in the financial statements as if Vivendi Games were a stand-alone taxpayer even though Vivendi Games' operating results are included in the consolidated federal, certain foreign, and state and local income tax returns of Vivendi or Vivendi's subsidiaries. Based on the subsequent filing of these tax returns by Vivendi or Vivendi's subsidiaries, we determined that the amount paid by Vivendi Games was greater than the actual amount due (and settled) based upon filing of these returns for the year ended December 31, 2008. This difference between the amount paid and the actual amount due (and settled) represents a return of capital to Vivendi, which was required in accordance with the terms of the Business Combination agreement immediately prior to the close of the Business Combination. This difference has resulted in no additional payment to Vivendi and no impact to our consolidated statement of cash flows for the year ended December 31, 2009.

        Within the next twelve months, it is reasonably possible we will reduce approximately $22 million of previously unrecognized tax benefits due to the expiration of statutes of limitation and anticipated closure of income tax examinations.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Fair Value Measurements

        FASB literature regarding fair value measurements for financial and non-financial assets and liabilities establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of "observable inputs" and minimize the use of "unobservable inputs." The three levels of inputs used to measure fair value are as follows:

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

        The table below segregates all assets and liabilities that are measured at fair value on a recurring basis (which means they are so measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Financial assets:
Money market funds	$2,304	$2,304	$—	$—	Cash and cash equivalents
Mortgage backed securities	2	—	2	—	Short-term investments
Auction rate securities held through UBS	54	—	—	54	Short-term investments
U.S. government agency securities	389	389	—	—	Short-term investments
Auction rate securities held through Morgan Stanley Smith Barney LLC	23	—	—	23	Long-term investments
ARS rights from UBS	7	—	—	7	Other assets—current

Total financial assets at fair value	$2,779	$2,693	$2	$84

Financial liabilities:
Other financial liability	$(23)	$—	$—	$(23)	Other liabilities—current

Total financial liabilities at fair value	$(23)	$—	$—	$(23)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Financial assets:
Money market funds	$2,609	$2,609	$—	$—	Cash and cash equivalents
Mortgage backed securities	7	—	7	—	Short-term investments
Auction rate securities held through UBS and Citigroup, Inc	78	—	—	78	Long-term investments
ARS rights from UBS	10	—	—	10	Other assets—non-current
Foreign exchange contract derivatives	5	—	5	—	Other assets—current

Total financial assets at fair value	$2,709	$2,609	$12	$88

Financial liabilities:
Foreign exchange contract derivatives	$(2)	$—	$(2)	$—	Other liabilities—current
Other financial liability	(31)	—	—	(31)	Other liabilities—current

Total financial liabilities at fair value	$(33)	$—	$(2)	$(31)

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Fair Value Measurements (Continued)

        The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions):

	Level 3
	Auction rate securities (a)	ARS rights from UBS (b)	Total financial assets at fair value	Other financial liabilities
Balance at January 1, 2009	$78	$10	$88	$(31)
Total gains or (losses) (realized/unrealized) Included in earnings	3	(3)	—	8
Purchases or acquired sales, issuances and settlements	(4)	—	(4)	—

Balance at December 31, 2009	$77	$7	$84	$(23)

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009	$3	$(3)	$—	$8

	Level 3
	Auction rate securities (a)	ARS rights from UBS (b)	Total financial assets at fair value	Other financial liabilities
Balance at January 1, 2008	$—	$—	$—	$—
Total gains or (losses) (realized/unrealized)
Included in earnings	(6)	10	4	—
Included in other comprehensive income	(4)	—	(4)	—
Purchases or acquired sales, issuances and settlements	—	—	—	(1)
Purchases via the Business Combination	88	—	88	(30)

Balance at December 31, 2008	$78	$10	$88	$(31)

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$(6)	$10	$4	$—

(a)
Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. On an industry-wide basis, many auctions have failed, and there is, as yet, no meaningful secondary market for these instruments. Each of the auction rate securities in our investment portfolio at December 31, 2009 has experienced a failed auction and there is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or non-existent.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Fair Value Measurements (Continued)

  Consequently, fair value measurements have been estimated using an income- approach model (discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represent 3% of our financial assets measured at fair value on a recurring basis.

(b)
ARS rights from UBS represent an offer from UBS providing us with the right to require UBS to purchase our ARS held through UBS at par value. To value the ARS rights, we considered the intrinsic value, time value of money, and our assessment of the credit worthiness of UBS.

        The table below segregates all assets and liabilities that are measured at fair value on a non-recurring basis during the period into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total Losses
Non-financial assets:
Intangible assets, net	$278	$—	$—	$278	$409

Total non-financial assets at fair value	$278	$—	$—	$278	$409

        In accordance with the provisions of the impairment of long-lived assets subsections of ASC Subtopic 360-10, intangible assets with a carrying value of $687 million were written down to their fair value of $278 million. The write down resulted in impairment charges of $24 million, $12 million, and $373 million of license agreements, game engines and internally developed franchises intangible assets, respectively (see Note 12). The impairment charge of $409 million is included in net income for the year ended December 31, 2009.

18. Commitments and Contingencies

Credit Facilities

        At December 31, 2009 and 2008, we maintained a $30 million and $35 million irrevocable standby letter of credit, respectively. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder but not reimbursed. The letter of credit was undrawn at December 31, 2009 and 2008.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies (Continued)

        At December 31, 2009 and 2008, our publishing subsidiary located in the U.K. maintained a EUR 30 million ($43 million) and EUR 25 million ($35 million) irrevocable standby letter of credit, respectively. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and expires in March 2010. No amounts were outstanding at December 31, 2009 and 2008.

        On April 29, 2008, Activision, Inc. entered into a senior unsecured credit agreement with Vivendi (as lender). Borrowings under the agreement became available upon consummation of the Business Combination. At December 31, 2009 and 2008, the credit agreement provides for a revolving credit facility of up to $475 million, bearing interest at LIBOR plus 1.20% per annum. Any unused amount under the revolving credit facility is subject to a commitment fee of 0.42% per annum.

        The revolving credit facility is subject to customary negative covenants, in each case subject to certain exceptions and qualifications, including limitations on: indebtedness; liens; investments, mergers, consolidations and acquisitions; transactions with affiliates; issuance of preferred stock by subsidiaries; sale and leaseback transactions; restricted payments; and certain restrictions with respect to subsidiaries. The limitation on indebtedness provides that Activision Blizzard cannot incur consolidated indebtedness, net of unrestricted cash, in excess of $1.5 billion, and that no additional indebtedness may be incurred as long as the ratio of Activision Blizzard's consolidated indebtedness (including the indebtedness to be incurred) minus the amount of unrestricted cash to Activision Blizzard's consolidated earnings before interest, taxes, depreciation and amortization for its most recently ended four quarters would be greater than 1.50 to 1.0. This limitation does not, however, affect Activision Blizzard's ability to borrow under the revolving credit facility or to incur certain types of limited debt. The revolving credit facility also imposes a requirement on Activision Blizzard that the ratio of (i) consolidated indebtedness (net of certain cash) to (ii) the sum of its shareholder's equity plus consolidated indebtedness (net of certain cash) not exceed 20% at any time.

        No borrowings under revolving credit facility with Vivendi were outstanding at December 31, 2009 and 2008.

Commitments

        In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies (Continued)

and other contractual arrangements in place at December 31, 2009 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and equipment leases	Developer and Intellectual Properties	Marketing	Total
For the years ending December 31,
2010	$37	$113	$27	$177
2011	25	41	25	91
2012	21	18	13	52
2013	18	22	—	40
2014	15	10	—	25
Thereafter	32	—	—	32

Total	$148	$204	$65	$417

(1)
We have omitted uncertain tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2009, we had $139 million of unrecognized tax benefits.

Legal Proceedings

        On February 8, 2008, the Wayne County Employees' Retirement System filed a lawsuit challenging the Business Combination in the Delaware Court of Chancery. The suit is a putative class action filed against the parties to the Business Combination Agreement as well as certain current and former members of our Board of Directors. The plaintiff alleged, among other things, that our current and former directors named therein failed to fulfill their fiduciary duties with regard to the Business Combination by "surrendering" the negotiating process to "conflicted management," that those breaches were aided and abetted by Vivendi and those of its subsidiaries named in the complaint, and that the preliminary proxy statement filed by the Company on January 31, 2008 contains certain statements that the plaintiff alleges are false and misleading. The plaintiff sought an order from the court that, among other things, certifies the case as a class action, enjoins the Business Combination, requires the defendants to disclose all material information, declares that the Business Combination is in breach of the directors' fiduciary duties and therefore unlawful and unenforceable, awards the plaintiff and the putative class damages for all profits and special benefits obtained by the defendant in connection with the Business Combination and tender offer, and awards the plaintiff its cost and expense, including attorney's fees.

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

        On December 23, 2008, the plaintiff filed an amended motion for leave to file a second amended complaint. The court granted the motion on January 14, 2009 and the second amended complaint was deemed filed on the same date. The second amended complaint asserts claims similar to the ones made in the original complaint, challenging Activision's Board of Directors' actions in connection with the negotiation and approval of the Business Combination, as well as disclosures made to our stockholders and certain amendments made to our certificate of incorporation in connection therewith. In addition, the second amended complaint asserts that Activision's Board of Directors breached its fiduciary duties in approving and recommending those amendments to the certificate of incorporation. Among other things, the plaintiff seeks certification of the action as a class action, a declaration that amendments made to the certificate of incorporation are invalid and unenforceable, a declaration that our directors breached their fiduciary duties, rescission of the Business Combination and related transactions, and damages, interest, fees and costs. On July 24, 2009, the court granted the Company's motion to dismiss the complaint for failure to state a claim.

        On August 21, 2009, the plaintiff filed a notice of appeal of the court's dismissal. Appellate briefing has been completed and a hearing on the appeal occurred before a panel of the Delaware Supreme Court on January 13, 2010. The court has now scheduled an additional hearing before the entire court on March 31, 2010. No amounts have been recorded in the statements of operations for this matter as losses are not probable.

        In November 2009, the Company released Call of Duty: Modern Warfare 2, a game developed by one of the Company's wholly-owned studios, Infinity Ward. As noted above, Modern Warfare 2 was the best selling console title in the U.S. and Europe in 2009. Consistent with past practice, the Company intends to release a Call of Duty game in 2010 developed by another wholly-owned studio. The Company is concluding an internal human resources inquiry into breaches of contract and insubordination by two senior employees at Infinity Ward. This matter is expected to involve the departure of key personnel and litigation. At present, the Company does not expect this matter to have a material impact on the Company.

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

19. Stock-Based Compensation

Equity Incentive Plans

        The Activision Blizzard Inc. 2008 Incentive Plan was adopted by our Board on July 28, 2008, approved by our stockholders and amended and restated by our Board on September 24, 2008, further amended and restated by our Board with stockholder approval on June 3, 2009 and further amended and restated by the Compensation Committee of our Board with stockholder approval on December 17, 2009 (as so amended and restated, the "2008 Plan").The 2008 Plan authorizes the Compensation Committee of our Board of Directors to provide equity-based compensation in the form

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2008 Plan, including custom awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of our common stock, or factors that may influence the value of our common stock or that are valued based on our performance or the performance of any of our subsidiaries or business units or other factors designated by the Compensation Committee, as well as incentive bonuses, for the purpose of providing incentives and rewards for performance to the directors, officers, and employees of, and consultants to, Activision Blizzard and its subsidiaries.

        While the Compensation Committee has broad discretion to create equity incentives, our equity-based compensation program for the most part currently utilizes a combination of options and restricted stock units. Such awards generally have time-based vesting schedules, vesting annually over periods of three to five years, or vest in their entirety on an anniversary of the date of grant, subject to possible earlier vesting if certain performance measures are met, and all such awards which are options generally expire ten years from the grant date. In addition, under the terms of the 2008 Plan, the exercise price for the options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on NASDAQ.

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

        Pursuant to the 2008 Plan as adopted, 30 million shares of our common stock were made available for issuance. The 2008 plan was amended with stockholder approval on December 17, 2009 to increase the number of shares of our common stock available for issuance thereunder by 14 million. The number of shares of our common stock reserved for issuance under the 2008 Plan may be further increased from time to time by: (i) the number of shares relating to awards outstanding under any Prior Plan that: (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; and (ii) if the exercise price of any option outstanding under any Prior Plan is, or the tax withholding requirements with respect to any award outstanding under any Prior Plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares. At December 31, 2009, we had approximately 16 million shares of our common stock reserved for future issuance under the 2008 Plan. Shares issued in connection with awards made under the 2008 Plan are generally issued as new stock issuances.

Modification of Awards through Business Combination

        As a result of the reverse acquisition accounting treatment for the Business Combination, previously issued Activision, Inc. stock options and restricted stock awards granted to employees and directors that were outstanding and unvested at the date of the Business Combination, were accounted

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

for as an exchange of awards. The fair value of the outstanding vested and unvested awards was measured on the date of the acquisition, and for unvested awards which require service subsequent to the date of the Business Combination, a portion of the awards' fair values have been allocated to future service and will be recognized over the remaining future requisite service period.

Employee Stock Purchase Plan

        The Employee Stock Purchase Plan was terminated by the Board of Directors and there were no further purchases thereunder after October 1, 2008. Effective October 1, 2005, the Board of Directors of Activision, Inc. approved the Activision, Inc. Third Amended and Restated 2002 Employee Stock Purchase Plan and the Activision, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan for International Employees (together, the "ESPP"). Before the termination, up to an aggregate of 4,000,000 shares of Activision, Inc. common stock was available for purchase by eligible employees during two six-month offering periods that commenced each April 1 and October 1 (the "Offering Period") at a price per share generally equal to 85% of the lower of the fair market value of our common stock on the first day of the Offering Period and the fair market value of our common stock on the purchase date (the last day of the Offering Period). Employees had been able to purchase shares having a value not exceeding 15% of their gross compensation during an Offering Period and were limited to a maximum of $10,000 in value for any two purchases within the same calendar year. As a result of the Business Combination the offering period in effect at the time of the Business Combination was assumed by us, and on October 1, 2008, employees purchased 262,002 shares of our common stock at a purchase price of $11.65 per share under the ESPP.

Restricted Stock Unit, Restricted Stock Awards, and Performance Shares Activities

        We grant restricted stock units, restricted stock awards, and performance shares (collectively referred to as "restricted stock rights") under the 2008 Plan to employees around the world, and we have assumed as a result of the Business Combination the restricted stock rights granted by Activision, Inc. Restricted stock awards units entitle the holders thereof to receive shares of our common stock at the end of a specified period of time or otherwise upon a specified occurrence. Restricted stock awards and performance shares are issued and outstanding upon grant; however, holders of restricted stock and performance shares are restricted from selling the shares until they vest. Upon vesting of restricted stock rights, we may withhold shares otherwise deliverable to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is contingent upon the holders' continued employment with us and may be subject to other conditions. If the vesting conditions are not met, unvested restricted stock rights will be forfeited.

        In connection with the consummation of the Business Combination, on July 9, 2008, Robert A. Kotick, our Chief Executive Officer, received a grant of 2,500,000 performance shares, which vest in 20% increments on each of the first, second, third, and fourth anniversaries of the date of grant, with another 20% vesting on December 31, 2012, the expiration date of Mr. Kotick's employment agreement with the Company, in each case subject to the Company attaining the specified compound annual total shareholder return target for that vesting period. If the Company does not achieve the performance target for a vesting period, no performance shares will vest for that vesting period. If, however, the Company achieves a performance target for a subsequent vesting period, then all of the performance shares that would have vested on the previous vesting date will vest on the vesting date when the performance targets were achieved.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

        The following table summarizes our restricted stock rights activity for the year ended December 31, 2009 (amounts in thousands except per share amounts):

	Restricted Stock Rights	Weighted- Average Grant Date Fair Value
Balance at December 31, 2008	10,267	$14.52
Granted	2,755	11.80
Vested	(1,539)	11.49
Forfeited	(180)	11.29

Balance at December 31, 2009	11,303	12.69

        At December 31, 2009, approximately $62 million of total unrecognized compensation cost was related to restricted stock rights, of which $8 million was related to performance shares, which cost is expected to be recognized over a weighted-average period of 1.8 years and 3.5 years, respectively. Total grant date fair value of restricted stock rights vested was $34 million and $9 million for the years ended December 31, 2009 and 2008, respectively.

Non-Plan Employee Stock Options

        In connection with prior employment agreements between Activision, Inc. and Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, our Co-Chairman, Mr. Kotick and Mr. Kelly were previously granted options to purchase common stock of Activision, Inc. which were not awarded under a stockholder- or board-approved plan. These awards were assumed as a result of the Business Combination and accounted for as an exchange for options to purchase our common stock. All non-plan options were exercised during 2009.

Blizzard Equity Plan ("BEP")

        In 2006, Blizzard implemented the BEP, an equity incentive plan denominated in U.S. dollars. Under the BEP, restricted shares of Blizzard stock and other cash settled awards were granted to certain key executives and employees of Blizzard.

        Under the provisions of the BEP and the Business Combination Agreement, the consummation of the Business Combination was deemed to be a change in control. As such, the outstanding non-vested rights became immediately vested upon the closing of the Business Combination, cancelled and extinguished and converted into a new right to receive an amount in cash eighteen months after the closing upon the terms and subject to the conditions set forth in the BEP and in the Business Combination Agreement, including continued employment through the payment date. The determination of the value of Blizzard shares upon a change in control was equal to the transaction value under the provisions of the BEP. At December 31, 2009, unrecognized compensation expense under the BEP was less than a million, which will be recognized during the three months ended March 31, 2010. At December 31, 2009, other current liabilities in the consolidated balance sheet include $87 million related to this plan, and at December 31, 2008, other non-current liabilities include $70 million related to this plan.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

Stock-based Compensation Expense

        The following table sets forth the total stock-based compensation expense resulting from stock options granted by Activision. Inc. or Activision Blizzard, restricted stock rights awarded by Activision, Inc. or Activision Blizzard, awards made to our employees under the BEP, and awards made to our employees under the Vivendi corporate plans described below included in our consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007 (amounts in millions):

	For the years ended December 31,
	2009	2008	2007
Cost of sales—software royalties and amortization	$34	$4	$3
Product development	40	44	93
Sales and marketing	9	10	8
General and administrative	71	31	34
Restructuring	2	—	—

Stock-based compensation expense before income taxes	156	89	138
Income tax benefit	(61)	(35)	(54)

Total stock-based compensation expense, net of income tax benefit	$95	$54	$84

        The following table summarizes stock-based compensation included in our consolidated balance sheets as a component of software development (amounts in millions):

Software development
Balance at December 31, 2007	$—
Stock-based compensation expense capitalized and deferred during period	54
Amortization of stock-based compensation expense	(12)

Balance at December 31, 2008	42
Stock-based compensation expense capitalized and deferred during period	102
Amortization of stock-based compensation expense	(90)

Balance at December 31, 2009	$54

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

        We have estimated expected future changes in model inputs during the option's contractual term. The inputs required by our binomial-lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees' forfeiture, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee rank- specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee rank-specific estimates of Expected Time-To-Exercise ("ETTE") were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the conditional probability of exercise occurring during each time period, conditional on the option surviving to that time period and then using those probabilities to estimate ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.

        The following tables present the weighted-average assumptions and the weighted-average fair value at grant date using the binomial-lattice model:

	Employee and director options	Employee and director options
	For the year ended December 31, 2009	For the year ended December 31, 2008
Expected life (in years)	5.95	5.28
Risk free interest rate	3.63%	3.98%
Volatility	53.00%	53.88%
Dividend yield	—	—
Weighted-average fair value at grant date	$5.40	$5.92

        Upon consummation of the Business Combination the fair value of Activision, Inc.'s stock awards was determined using the fair value of Activision, Inc.'s common stock of $15.04 per share, which was the closing price at July 9, 2008, and using a binomial-lattice model with the following assumptions: (a) varying volatility ranging from 42.38% to 51.50%, (b) a risk free interest rate of 3.97%, (c) an expected life ranging from 3.22 years to 4.71 years, (d) risk adjusted stock return of 8.89%, and (e) an expected dividend yield of 0.0%.

        To estimate volatility for the binomial-lattice model, we use methods that consider the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard's stock) during the option's contractual term to estimate long-term volatility, and a statistical model to estimate the transition or "mean reversion" from short-term volatility to long-term volatility. Based on these methods, for options granted during the year ended December 31, 2009, the expected stock price volatility ranged from 41.56% to 60.77%.

        As is the case for volatility, the risk-free rate is assumed to change during the option's contractual term. Consistent with the calculation required by a binomial lattice model, the risk-free rate reflects the interest from one time period to the next ("forward rate") as opposed to the interest rate from the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

grant date to the given time period ("spot rate"). Since we have not historically paid dividends, we have assumed that the dividend yield is zero. Our future analysis will reflect the Company's expectation on paying dividends annually subsequent to December 31, 2009.

        The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is an output from the binomial-lattice model. The expected life of employee stock options depends on all of the underlying assumptions and calibration of our model. A binomial-lattice model can be viewed as assuming that employees will exercise their options when the stock price equals or exceeds an exercise boundary. The exercise boundary is not constant, but continually declines as the option's expiration date approaches. The exact placement of the exercise boundary depends on all of the model inputs as well as the measures that are used to calibrate the model to estimated measures of employees' exercise and termination behavior.

        As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

Stock Option Activities

        Stock option activities for the year ended December 31, 2009 are as follows (amounts in millions, except number of shares, which are in thousands, and per share amounts):

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2008	97,841	$6.53
Granted	9,512	11.67
Exercised	(34,304)	2.60
Forfeited	(1,231)	9.98

Outstanding at December 31, 2009	71,818	9.04	6.76	$210

Vested and expected to vest at December 31, 2009	68,647	$8.90	6.16	$208
Exercisable at December 31, 2009	39,256	$7.12	5.56	$175

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares underlying options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes as it is based on the fair market value of our stock. Total intrinsic value of options actually exercised was $312 million and $53 million for the years ended December 31, 2009 and 2008, respectively. Total grant date fair value of options vested was $143 million and $32 million for the years ended December 31, 2009 and 2008, respectively.

        At December 31, 2009, $81 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.3 years.

        Income tax benefit from stock option exercises was $85 million and $22 million for the years ended December 31, 2009 and 2008, respectively.

Vivendi Corporate Plans

        Prior to the Business Combination, Vivendi granted Vivendi Games' employees incentive awards that were equity-settled and cash-settled. These equity-settled awards include stock options and restricted share awards, and the cash-settled awards include stock appreciation rights and restricted stock units. There were no new grants by Vivendi to Vivendi Games' employees during the years ended December 31, 2009 and 2008. At December 31, 2009 and 2008, we have recorded in our consolidated balance sheets under other liabilities $9 million and $14 million, respectively, relating to cash-settled awards granted pursuant to Vivendi's incentive plans. The following paragraphs describe the various plans established by Vivendi in which Vivendi Games' employees participated.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

(i) Awards granted to non-U.S. resident executives and employees (settled in equity)

Stock Options (settled in equity)

        Stock options to acquire Vivendi stock have been granted to Vivendi Games' employees. All stock options granted by Vivendi prior to January 1, 2007, vest annually in one-third tranches over three years from the grant date's anniversary. Two-thirds of those vested options become exercisable at the beginning of the third year from the date of grant, and the remaining one-third becomes exercisable at the beginning of the fourth year from the date of grant. The related compensation cost is accounted for over the required three-year service period using the accelerated multi-tranche method in accordance with the following spread rates: 61% in the first year of the option, 28% in the second year and 11% in the third year.

        In 2007, Vivendi Games employees received stock options which cliff vest at the end of a three-year vesting period. The stock-based compensation expense related to these stock options is recognized on a straight-line basis over the vesting period. These options are denominated in euros.

Restricted Share Units (RSUs) (settled in equity)

        Restricted share units were awarded to non-U.S. resident executives and employees of Vivendi Games in 2006 and 2007 upon the achievement of certain operating objectives as set forth in Vivendi's annual budget, and RSUs so awarded cliff vested at the end of a two-year vesting period. As the shares issued upon settlement of the RSUs are ordinary shares of the same class as Vivendi outstanding shares, employee shareholders are entitled to dividend and voting rights relating to their shares upon vesting. Recipients are restricted from selling the shares issued upon settlement of the RSUs until after a four-year period from the date of grant. These RSUs are denominated in euros.

        Compensation cost recognized is based upon the value of the equity instrument received by the employees which is equal to the difference between the fair value of the shares to be received upon settlement of the RSUs as of the grant date and the discounted value of the dividends expected to be distributed by Vivendi over the two-year vesting period. Compensation cost relating to RSUs is recognized on a straight-line basis over the two-year vesting period.

(ii) Awards granted to U.S. resident executives and employees (settled in cash)

        In 2006, in connection with the delisting of Vivendi shares from the New York Stock Exchange, equity awards were granted to Vivendi Games' U.S. resident executives and employees, with economic characteristics similar to those granted to non-U.S. employees as described above. However, these equity instruments are exclusively cash-settled instruments with the following characteristics:

  •
  When the equity awards grant entitlement to the appreciation of the value of Vivendi shares, they are known as "stock appreciation rights" ("SARs"), which are the economic equivalent of stock options;

  •
  When the equity awards grant entitlement to the value of Vivendi shares, they are known as "restricted stock units" ("RSUs"), which are the economic equivalent of restricted shares;

  •
  Vivendi has converted the former American Depositary Shares ("ADS") stock option awards for its U.S. resident employees into SARs awards; and

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

  •
  SARs and RSUs are denominated in U.S. dollars.

Stock Appreciation Rights (SARs) awards

        Employees granted SARs will receive, upon exercise of the SARs, a cash payment based on the Vivendi share price, equal to the difference between the Vivendi share price upon exercise of the SARs and their strike price as set at the grant date. Similar to stock options awarded before January 1, 2007, SARs vest annually in one-third tranches on the grant date's anniversary. Two-thirds of those vested SARs become exercisable at the beginning of the third anniversary of the grant date and the remaining one-third becomes exercisable at the beginning of the fourth anniversary of the grant date. The compensation cost of the SARs granted before 2007 is recorded over the vesting period but not on a straight-line basis, as the SARs vest in one-third tranches over three years. The expense is accounted for over the required service period using the accelerated multi-tranche method in accordance with the following spread rates: 61% in the first year of the plan, 28% in the second year, and 11% in the third year.

        In 2007, Vivendi Games employees received SARs which cliff vest at the end of a three-year vesting period. Therefore, the compensation cost of these SARs is recognized on a straight-line basis over the vesting period.

        The fair value of these awards is re-measured at the end of each quarter end until the date on which the SARs are exercised, and the expense is adjusted pro rata following each re-measurement to vested SARs as of the relevant reporting date.

Restricted Stock Unit (RSUs)

        RSUs were awarded to U.S. resident executives and employees in 2006 and 2007 upon the achievement of certain operating objectives as set forth in Vivendi's annual budget, and then the RSUs so awarded will cliff vested at the end of a two-year vesting period. The participant will be entitled to receive a cash payment equal to the then-current value of the RSUs two years after vesting. The value of the RSUs will be based on the value of Vivendi shares at the time the cash payment is made, plus the value of dividends paid on Vivendi shares during the two year period after vesting (converted into local currency based on prevailing exchange rates).

        Compensation cost in respect of the RSU awards is recognized on a straight-line basis over the two-year vesting period. The value of the awards is re-measured at the end of each quarter end until the date of settlement of the awards, and the compensation cost adjusted accordingly, pro rata to RSUs vested as of the relevant reporting date.

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

  •
  for awards that are exercisable, one-half of the residual contractual term of the instrument at the reporting date; and

  •
  for awards that are not yet exercisable, the average of the residual vesting period and the residual contractual term of the instrument at the reporting date.

        For stock-based awards in Vivendi stock, the computed volatility corresponds to the average of Vivendi's three-year historical volatility and its implied volatility, which is determined with Vivendi put and call options traded on the Marché des Options Négociables de Paris with a maturity of six months or more.

        Equity-settled awards are denominated in euros. The dollar amounts included in the table below are only indicative of the original euro amounts converted into U.S. dollars as of December 31, 2009, using the year-end balance sheet exchange rate. As such, amounts set forth in U.S. dollars will fluctuate with future changes in exchange rates.

        The following instruments are denominated in euros:

	Stock Option Plans		Restricted Share Units Plan
Grant date	April 23,	April 13,	April 23,
Grant year	2007	2006	2007
Data at grant date:
Options strike price	€30.79	€28.54	n/a
Maturity (in years)	10	10	2
Expected term (in years)	6.5	6	2
Number of options initially granted	181,260	205,600	15,121
Share price at grant date	€31.75	€28.14	€31.75
Expected volatility	20%	26%	n/a
Risk-free interest rate	4.17%	3.99%	n/a
Expected dividend yield	3.94%	3.80%	3.94%
Performance conditions achievement rate	n/a	n/a	100%
Fair value of the granted options	€5.64	€5.38	€29.30
Fair value of the plan (in millions of euros)	€1.0	€1.1	€0.4
(in U.S. dollars except where noted)
Options strike price	$44.28	$41.05	n/a
Share price at grant date	$45.66	$40.47	$45.66
Fair value of the granted options	$8.11	$7.74	$42.14
Fair value of the plan (in millions of U.S. dollars)	$1.5	$1.6	$0.6

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

        The following instruments are denominated in U.S. dollars:

	RSUs				SARs
Grant date	April 23,	December 12,	September 22,	April 13,	April 23	September 22,	April 13,
Grant year	2007	2006	2006	2006	2007	2006	2006
Strike price	n/a	n/a	n/a	n/a	$41.34	$34.58	$34.58
Maturity at the origin (in years)	2	0	2	2	10	10	10
Number of instruments initially granted	38,248	33,105	2,000	34,224	458,740	24,000	410,400
Data at the valuation date (December 31, 2009):
Expected term at closing date (in years)	0.0	0.0	0.0	0.0	3.8	3.3	3.1
Share market price	$30.09	$30.09	$30.09	$30.09	$30.09	$30.09	$30.09
Expected volatility	n/a	n/a	n/a	n/a	27%	27%	27%
Risk-free interest rate	n/a	n/a	n/a	n/a	1.94%	1.75%	1.64%
Expected dividend yield	6.70%	6.70%	6.70%	6.70%	6.70%	6.70%	6.70%
Performance condition achievement rate	100%	n/a	100%	100%	n/a	n/a	n/a
Fair value of the granted instruments	$30.09	$30.09	$30.09	$30.09	$1.41	$2.23	$2.16
Fair value of the plan as of December 31, 2009 (in millions of U.S. dollars)	$1.2	$1.0	$0.1	$1.0	$0.7	$0.1	$0.9

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

Equity-settled instruments

        Equity-settled awards are denominated in euros and the U.S. dollar amounts included in the table below are only indicative of the original euro amounts converted as of December 31, 2009, using the balance sheet exchange rate. As such, amounts set forth in U.S. dollars will fluctuate with future changes in exchange rates. Expense amounts disclosed are converted at average exchange rates during the years presented, as appropriate.

					Restricted Share Plans
	Stock Options Plans
						Weighted Average Remaining Period before Issuing Shares
	Number of Stock Options Outstanding	Weighted Average Strike Price of Stock Options Outstanding	Weighted Average Strike Price of Stock Options Outstanding	Weighted Average Remaining Contractual Life	Number of Restricted Shares Outstanding
		(in euros)	(in U.S. dollars)	(in years)		(in years)
Balance as of December 31, 2008	798,617	€27.2	$39.2		14,154
Forfeited	(86,496)	46.9	67.4		—
Vested	—	—	—		(14,154)
Cancelled	(1,920)	30.8	44.3		—

Balance as of December 31, 2009	710,201	€24.8	$35.7	5.5	—	—

Exercisable as of December 31, 2009	542,441	€23.0	$33.0		—

Vested and expected to vest as of December 31, 2009	542,441	€23.0	$33.0		—

        At December 31, 2009, based on end of period exchange rates, there is unamortized compensation expense of less than a million which will be expensed over the next year.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

Cash-settled Instruments

        Cash-settled instruments are denominated in U.S. dollars. The following is a summary of cash-settled awards (including ADS awards, which were converted into cash-settled awards during 2006):

	SARs (including Ex-ADS converted into SAR—May 2006)				RSUs
	Number of SARs (ex ADS) Outstanding	Weighted Average Strike Price of SARs (ex ADS) Outstanding	Total Intrinsic Value	Weighted Average Remaining Contractual Life	Number of Restricted Stocks Units Outstanding	Weighted Average Remaining Period before Vesting
			(in millions of U.S. dollars)	(in years)		(in years)
Balance as of December 31, 2008	2,311,396	$35.2			95,835
Exercised(a)	(12,666)	23.7			(1,770)
Forfeited	(358,828)	46.9			—
Cancelled	—	—			(8,985)

Balance as of December 31, 2009	1,939,902	$33.1	$3.4	5.5	85,080	—

Exercisable as of December 31, 2009	1,585,542	$31.3	$3.4		—

Vested and expected to vest as of December 31, 2009	1,585,542	$31.3	$3.4		85,080

(a)
The weighted average share price for SARs exercised during the year ended December 31, 2009 was $30.15. Cash paid in 2009, 2008, and 2007 to settle awards exercised was less than a million, $2 million, and $9 million, respectively.

        As of December 31, 2009, there was unamortized compensation expense of less than a million, which will be expensed over the next year.

20. Capital Transactions

Repurchase Program

        On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we were able to repurchase up to $1 billion of our common stock. On July 31, 2009, our Board of Directors authorized an increase of $250 million to the stock repurchase program bringing the total authorization to $1.25 billion.

        Through December 31, 2009, we repurchased 114 million shares of our common stock for $1,235 million under the program. In addition, we had agreed to repurchase 1.3 million shares of our common stock at an average price per share of $11.32 for a value of $15 million that had not yet settled at December 31, 2009. This completed our initial $1.25 billion stock repurchase program.

        On February 10, 2010, we announced that our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock on terms and conditions to be determined by the Company until the earlier of December 31, 2010 or a determination by the Board of Directors to discontinue the repurchase program.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) at December 31, 2009 and 2008 were as follows (amounts in millions):

	At December 31,
	2009	2008
Foreign currency translation adjustment	$(22)	$(41)
Unrealized appreciation (depreciation) on investments, net of deferred income taxes of $(2) for both December 31, 2009 and 2008	(2)	(2)

Accumulated other comprehensive income (loss)	$(24)	$(43)

        Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

22. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (amounts in millions):

	For the years ended December 31,
	2009	2008	2007
Supplemental cash flow information:
Cash paid for income taxes	$257	$151	$22
Cash paid for interest	5	2	(1)

23. Related Party Transactions

Treasury

        Our foreign currency risk policy seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps was $120 million at December 31, 2009. The notional amounts of outstanding forward foreign exchange contracts and foreign exchange swaps were $126 million and $118 million, respectively, at December 31, 2008. A pre-tax net unrealized loss of $2 million and gain of $3 million for the years ended December 31, 2009 and 2008, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the consolidated statements of operations.

        To mitigate our risk from foreign currency fluctuations we enter into currency derivatives contracts, principally currency forwards and swaps, with Vivendi, generally with maturities of twelve months or less. We expect to continue to use economic hedge programs in the future and may use, in addition to currency forwards and swaps, other financial derivative instruments such as currency options to reduce foreign exchange risks if it is determined that such hedging activities are appropriate. We do not hold or purchase any derivatives contracts for trading or speculative purposes. The following procedures are designed to prohibit speculative transactions:

  •
  Vivendi is the counterparty for foreign currency transactions within Activision Blizzard, unless regulatory, operational, or other considerations require otherwise; and

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

23. Related Party Transactions (Continued)

  •
  All foreign currency hedging transactions are backed, in amount and by maturity, by an identified underlying economic exposure.

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

        In addition, in accordance with the terms of the Business Combination Agreement, in 2008 Vivendi Games settled its payable to Vivendi S.A. and distributed its excess cash on-hand as defined in the Business Combination Agreement immediately prior to the close of the transaction, resulting in cash payments of $79 million to settle its payable and $79 million to distribute its excess cash to Vivendi.

Others

        Activision Blizzard has entered into various transactions and agreements, including cash management services, investor agreement, credit facilities arrangement and music royalty agreements with Vivendi and its subsidiaries and affiliates. None of these services, transactions and agreements with Vivendi and its subsidiaries and affiliates is material either individually or in the aggregate to the consolidated financial statements as a whole.

        For the years ended December 31, 2008 and 2007, royalty expenses related to properties licensed from Universal Entertainment of approximately $2 million and $1 million, respectively were recognized. Royalties are included in the accompanying consolidated statements of operations as cost of sales—software royalties and amortization. Royalty amounts due to Universal Entertainment are not material.

24. Recently Issued Accounting Standards

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs), which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this FASB amendment does not have material impact on our consolidated financial statements.

        In October 2009, the FASB issued an update to Revenue Recognition—Multiple-Deliverable Revenue Arrangements. This update establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this update also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

24. Recently Issued Accounting Standards (Continued)

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

        In October 2009, the FASB issued an update to Software—Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and excludes these products from the scope of current software revenue guidance. The new guidance will include factors to help companies determine which software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010 although early application is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

        In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures. This update provides amendments to ASC Subtopic 820-10 requiring new disclosures regarding (1) transfers in and out of Levels 1 and 2, in which the Company should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) the reconciliation for fair value measurements using significant unobservable inputs (Level 3), in which the Company should present separately information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number). In addition the update provides clarification of existing disclosures regarding the level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchase, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

25. Subsequent events

        On February 10, 2010 Activision Blizzard's Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010. Also, on February 10, 2010, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock (see Note 20 of the notes to consolidated financial statements for further details regarding the repurchase program).

26. Quarterly Financial and Market Information (Unaudited)

        Note—As the historical financial statements prior to July 10, 2008 are those of Vivendi Games, the financial information of the businesses operated by Activision, Inc. prior to the Business Combination

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

26. Quarterly Financial and Market Information (Unaudited) (Continued)

are included from the date of the Business Combination (i.e. from July 10, 2008 onwards), but not for prior periods.

	For the quarters ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Amounts in millions, except per share data)
Net revenues	$1,557	$703	$1,038	$981
Cost of sales	1,012	339	472	484
Operating (loss) income	(432)	9	218	179
Net (loss) income	(286)	15	195	189
Basic (loss) earnings per share	(0.23)	0.01	0.15	0.14
Diluted (loss) earnings per share	(0.23)	0.01	0.15	0.14

	For the quarters ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(Amounts in millions, except per share data)
Net revenues	$1,639	$711	$352	$324
Cost of sales	1,211	416	106	106
Operating (loss) income	(148)	(194)	44	65
Net (loss) income	(72)	(108)	29	44
Basic (loss) earnings per share	(0.05)	(0.08)	0.05	0.07
Diluted (loss) earnings per share	(0.05)	(0.08)	0.05	0.07

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2009
Allowance for sales returns and price protection and other allowances	$266	$332	$(284)	$314
Allowance for doubtful accounts	2	1	—	3
Deferred tax valuation allowance	22	—	(22)	—
At December 31, 2008
Allowance for sales returns and price protection and other allowances	$76	$295	$(105)	$266
Allowance for doubtful accounts	10	3	(11)	2
Deferred tax valuation allowance	22	4	(4)	22
At December 31, 2007
Allowance for sales returns and price protection and other allowances	$105	$76	$(105)	$76
Allowance for doubtful accounts	5	5	—	10
Deferred tax valuation allowance	92	39	(109)	22

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

EXHIBIT INDEX

        Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company's public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company's actual state of affairs at the date hereof and should not be relied upon.

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
3.3	Amended and Restated By-Laws of Activision Blizzard, Inc., as amended and restated as of February 2, 2010 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed February 5, 2010).
10.3*	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2001).
10.4*	Amendment, dated as of September 14, 2006, to the 1998 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.5*	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.6*	Amendment, dated as of September 14, 2006, to the 1999 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.7*	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.8*	Amendment, dated as of September 14, 2006, to the 2001 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.9*	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2003).

Exhibit Number	Exhibit
10.10*	Amendment, dated as of September 14, 2006, to the 2002 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.11*	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-100114 filed September 26, 2002).
10.12*	Amendment, dated as of September 14, 2006, to the 2002 Executive Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.13*	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-103323 filed February 19, 2003).
10.14*
Amendment, dated as of September 14, 2006, to the 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.15*	Activision, Inc. Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2005).
10.16*	Amendment, dated as of September 14, 2006, to the 2003 Executive Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed September 20, 2006).
10.17*	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).
10.18*	Australian Addendum to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.22 of the Company's Form 10-K for the year ended March 31, 2008).
10.19*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed December 23, 2009).
10.20*	Australian Addendum to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.21*
Form of Stock Option Certificate for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 1998 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed May 31, 2005).
10.22*
Form of Stock Option Certificate for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed May 31, 2005).
10.23*
Form of Stock Option Agreement for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed May 31, 2005).

Exhibit Number	Exhibit
10.24*	Form of Stock Option Agreement for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, filed May 31, 2005).
10.25*
Form of Executive Stock Option Agreement for grants to Robert Kotick or Brian Kelly issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company's Form 10-K for the year ended March 31, 2005).
10.26*
Form of Non-Executive Stock Option Agreement for grants to persons other than Robert Kotick or Brian Kelly and non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.41 of the Company's Form 10-K for the year ended March 31, 2005).
10.27*
Form of Non-Employee Director Stock Option Agreement for grants to non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended March 31, 2007).
10.28*
Notice of Share Option Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the year ended March 31, 2007).
10.29*
Notice of Share Option Award for grants to non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the year ended March 31, 2007).
10.30*
Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company's Form 10-K for the year ended March 31, 2007).
10.31*
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
10.33*
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
10.35*
Notice of Restricted Share Unit Award for grants to officers issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number	Exhibit
10.36*	Notice of Restricted Share Unit Award for grants to independent directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 2008).
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
10.40*
Notice of Stock Option Award for grants to unaffiliated directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.41*
Notice of Stock Option Award for grants to persons other than directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.42*
Notice of Restricted Share Unit Award for grants to unaffiliated directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.43*
Notice of Restricted Share Unit Award for grants to affiliated non-employee directors and to unaffiliated directors upon their reelection to the board (other than in connection with 10 years of continuous service) pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.44*
Notice of Restricted Share Unit Award for grants to affiliated non-employee directors resident in France pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.45*
Notice of Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit Number	Exhibit
10.46*	Notice of Restricted Share Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.50 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.47*
Employment Agreement, dated June 15, 2005, between Michael Griffith and Activision Publishing, Inc (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2005).
10.48*	Amendment, dated as of December 1, 2007, to Employment Agreement between Michael Griffith and the Company (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K, filed December 6, 2007).
10.49*
Amendment, dated as of December 15, 2008, to Employment Agreement between Michael Griffith and Activision Publishing, Inc (incorporated by reference to Exhibit 10.53 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.50*
Stock Option Agreement, dated June 15, 2005 and amended and restated as of July 9, 2008, between Michael Griffith and the Company (incorporated by reference to Exhibit 10.21 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.51*
Restricted Stock Agreement, dated June 15, 2005 and amended and restated as of July 9, 2008, between Michael Griffith and the Company (incorporated by reference to Exhibit 10.22 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.52*	Notice of Stock Option Award to Michael J. Griffith, dated as of July 11, 2008 (incorporated by reference to Exhibit 10.24 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.53*
Notice of Restricted Share Unit Award to Michael J. Griffith, dated as of July 11, 2008 (incorporated by reference to Exhibit 10.25 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.54*
Employment Agreement, dated September 9, 2005, between Thomas Tippl and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.55*
Amendment, dated as of December 15, 2008, to Employment Agreement between Thomas Tippl and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.56*
Amendment, dated as of April 15, 2009, to Employment Agreement between Thomas Tippl and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.57*	Stock Option Agreement, dated October 3, 2005, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.58*
Addendum to Stock Option Agreement, dated as of June 1, 2006, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number	Exhibit
10.59*	Restricted Stock Agreement, dated October 3, 2005, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.60*	Notice of Stock Option Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.61*	Notice of Restricted Share Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.62*	Notice of Performance Share Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.63*
Employment Agreement, dated July 31, 2009, between Brian Hodous and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.64*	Notice of Share Option Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended March 31, 2007).
10.65*	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.46 of the Company's Form 10-K for the year ended March 31, 2007).
10.66*	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.47 of the Company's Form 10-K for the year ended March 31, 2007).
10.67*	Notice of Stock Option Award, dated as of August 7, 2009, to Brian Hodous (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.68*	Notice of Restricted Share Unit Award, dated as of August 7, 2009, to Brian Hodous (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.69*	Employment Agreement, dated September 11, 2009, between George Rose and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.70*	Notice of Share Option Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.71*	Notice of Restricted Share Unit Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.72*
Employment Agreement, dated September 12, 2007, between Ann Weiser and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended September 30, 2007).

Exhibit Number	Exhibit
10.73*	Amendment, dated as of December 15, 2008, to Employment Agreement between Ann Weiser and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.74 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.74*	Amendment, dated as of February 2, 2010, to Employment Agreement between Ann Weiser and Activision Publishing, Inc.
10.75*	Notice of Share Option Award to Ann Weiser, dated September 28, 2007 (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.76*	Notice of Restricted Share Unit Award to Ann Weiser, dated September 28, 2007 (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the quarter ended September 30, 2007).
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
10.85*	Replacement Bonus Agreement, dated as of December 1, 2007, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K, filed December 6, 2007).
10.86*	Stock Option Agreement, dated May 22, 2000, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2000).
10.87*	Notice of Restricted Share Unit Award to Brian G. Kelly, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number	Exhibit
10.88*	Employment Agreement, dated as of December 1, 2007, between Michael Morhaime and Vivendi Games, Inc. (incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.89*
Assignment and Assumption of Morhaime Employment Agreement, dated as of July 9, 2008, between Vivendi Games. Inc. and the Company (incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.90*
Amendment, dated as of December 15, 2008, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.94 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.91*
Amendment, dated as of March 31, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2009).
10.92*	Amendment, dated as of November 4, 2009, to Employment Agreement between Michael Morhaime and the Company.
10.93*	Notice of Stock Option Award to Michael Morhaime, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.94*	Notice of Stock Option Award, dated as of November 9, 2009, to Michael Morhaime.
10.95*
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
10.97*
Amendment, dated as of December 15, 2008, to Employment Agreement between Bruce Hack and the Company (incorporated by reference to Exhibit 10.98 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.98*	Notice of Stock Option Award to Bruce L. Hack, dated as of July 14, 2008 (incorporated by reference to Exhibit 10.30 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.99*
Employment Agreement, dated August 31, 2009, between Christopher Walther and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.100*	Notice of Stock Option Award, dated as of November 9, 2009, to Christopher Walther.
10.101*	Notice of Restricted Share Unit Award, dated as of November 9, 2009, to Christopher Walther.
10.102
Investor Agreement, dated as of July 9, 2008, among the Company, Vivendi S.A., VGAC LLC, and Vivendi Games, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed July 15, 2008).
10.103*
Letter Agreement, dated July 16, 2008, between Vivendi S.A. and the Company (incorporated by reference to Exhibit 10.104 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit Number	Exhibit
10.104	Tax Sharing Agreement, dated as of July 9, 2008, among the Company, Vivendi Holding I Corp., Vivendi Games, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed July 15, 2008).
10.105	Credit Agreement, dated as of April 29, 2008, between the Company and Vivendi S.A. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed April 30, 2008).
10.106
Amendment, dated as of July 8, 2008, to the Credit Agreement between the Company and Vivendi S.A. (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.107*
Description of the Non-Affiliated Director Compensation Program and Director Stock Ownership Guidelines adopted on June 5, 2009 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.108
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
21.1	Subsidiaries of Activision.
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Corporate Governance Term Sheet adopted in connection with the settlement of In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx); In re Activision Shareholder Derivative Litigation, L.A.S.C. Case No. SC090343, as approved by the Company's Board of Directors on July 28, 2008 and amended by the Board on October 30, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit Number	Exhibit
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

*
Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.