Form 10-Q
period 2010-03-31
Activision Blizzard, Inc.
filed 2010-05-07
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares of the registrant’s Common Stock outstanding at April 30, 2010 was 1,243,905,768.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “outlook,” “plan,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “to be,” “upcoming,” “will,” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only at the date on which this Form 10-Q was first filed. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, the seasonal and cyclical nature of the interactive game market, any further difficulties related to World of Warcraft in China, Activision Blizzard’s ability to predict consumer preferences among competing hardware platforms, declines in software pricing, product returns and price protection, product delays, retail acceptance of Activision Blizzard’s products, adoption rate and availability of new hardware (including peripherals) and related software, industry competition, including from used games, and from other forms of entertainment, litigation risks and associated costs, rapid changes in technology, industry standards, business models, including online and used games and consumer preferences including interest in specific genres such as music, first-person action and massively multiplayer online games, protection of proprietary rights,  maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality “hit” titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, and the identification of suitable future acquisition opportunities, and potential challenges associated with geographic expansion, and the other factors identified in “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Forward-looking statements believed to be true when made may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At March 31, 2010	At December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,695	$2,768
Short-term investments	647	477
Accounts receivable, net of allowances of $225 million and $317 million at March 31, 2010 and December 31, 2009, respectively	134	739
Inventories	194	241
Software development	217	224
Intellectual property licenses	40	55
Deferred income taxes, net	395	498
Other current assets	164	327
Total current assets	4,486	5,329

Long-term investments	23	23
Software development	4	10
Intellectual property licenses	29	28
Property and equipment, net	131	138
Other assets	11	9
Intangible assets, net	599	618
Trademark and trade names	433	433
Goodwill	7,150	7,154
Total assets	$12,866	$13,742

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$147	$302
Deferred revenues	772	1,426
Accrued expenses and other liabilities	623	779
Total current liabilities	1,542	2,507
Deferred income taxes, net	254	270
Other liabilities	202	209
Total liabilities	1,998	2,986

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, $.000001 par value, 2,400,000,000 shares authorized, 1,366,914,039 and 1,364,117,675 shares issued at March 31, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	12,234	12,376
Less: Treasury stock, at cost, 123,506,345 and 113,686,498 at March 31, 2010 and December 31, 2009, respectively	(1,342)	(1,235)
Retained earnings (accumulated deficit)	20	(361)
Accumulated other comprehensive loss	(44)	(24)
Total shareholders’ equity	10,868	10,756
Total liabilities and shareholders’ equity	$12,866	$13,742

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the three months ended March 31,
	2010	2009

Net revenues
Product sales	$986	$690
Subscription, licensing, and other revenues	322	291
Total net revenues	1,308	981

Costs and expenses
Cost of sales — product costs	337	296
Cost of sales — software royalties and amortization	99	72
Cost of sales — intellectual property licenses	43	64
Cost of sales — massively multi-player online role-playing game (“MMORPG”)	54	52
Product development	143	117
Sales and marketing	56	83
General and administrative	65	103
Restructuring	—	15
Total costs and expenses	797	802

Operating income	511	179

Investment and other income, net	—	10

Income before income tax expense	511	189

Income tax expense	130	—

Net income	$381	$189

Earnings per common share
Basic	$0.30	$0.14
Diluted	$0.30	$0.14

Weighted average number of shares outstanding
Basic	1,248	1,308
Diluted	1,264	1,359

Dividends declared per common share	$0.15	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in millions)

	For the three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$381	$189
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	90	56
Depreciation and amortization	33	69
Unrealized gain on auction rate securities classified as trading securities	—	(3)
Unrealized loss on ARS rights from UBS	—	3
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	88	68
Stock-based compensation expense (2)	44	30
Excess tax benefits from stock option exercises	(4)	(17)
Changes in operating assets and liabilities:
Accounts receivable	593	794
Inventories	40	32
Software development and intellectual property licenses	(80)	(75)
Other assets	162	(5)
Deferred revenues	(637)	(276)
Accounts payable	(146)	(160)
Accrued expenses and other liabilities	(337)	(378)
Net cash provided by operating activities	227	327

Cash flows from investing activities:
Capital expenditures	(12)	(10)
Proceeds from maturities of investments	17	1
Proceeds from sale of available-for-sale investments	—	2
Payment of contingent consideration	(2)	—
Purchases of short-term investments	(187)	—
Net cash used in investing activities	(184)	(7)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	16	7
Repurchase of common stock	(107)	(313)
Excess tax benefits from stock option exercises	4	17
Net cash used in financing activities	(87)	(289)

Effect of foreign exchange rate changes on cash and cash equivalents	(29)	(1)

Net (decrease) increase in cash and cash equivalents	(73)	30

Cash and cash equivalents at beginning of period	2,768	2,958

Cash and cash equivalents at end of period	$2,695	$2,988

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months ended March 31, 2010

(Unaudited)

(Amounts in millions)

						Retained	Accumulated
			Additional			Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit)	Loss	Equity

Balance at December 31, 2009	1,364	$—	$12,376	(114)	$(1,235)	$(361)	$(24)	$10,756

Components of comprehensive income:
Net income	—	—	—	—	—	381	—	381
Foreign currency translation adjustment	—	—	—	—	—	—	(20)	(20)
Total comprehensive income								361
Issuance of common stock pursuant to employee stock options and restricted stock rights	3	—	16	—	—	—	—	16
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	31	—	—	—	—	31
Dividends declared ($0.15 per common share)	—	—	(189)	—	—	—	—	(189)
Shares repurchased	—	—	—	(10)	(107)	—	—	(107)

Balance at March 31, 2010	1,367	$—	$12,234	(124)	$(1,342)	$20	$(44)	$10,868

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Description of Business and Business Combination

Description of Business

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), console and handheld game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

In 2008, a business combination (the “Business Combination”) by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. (“Vivendi Games”), a wholly-owned subsidiary of VGAC LLC was consummated.  As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. (“Activision Blizzard”).

The common stock of Activision Blizzard is traded on NASDAQ under the ticker symbol “ATVI.” Vivendi owned approximately 58% of Activision Blizzard’s outstanding common stock at March 31, 2010.

We maintain significant operations in the United States, Canada, the United Kingdom (“U.K.”), France, Germany, Italy, Spain, Australia, Sweden, South Korea, Norway, Denmark, China, and the Netherlands.

Basis of Consolidation and Presentation

Activision Blizzard prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain notes or other information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations in accordance with U.S. GAAP have been included.

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

The prior year condensed consolidated statement of cash flows for the period ended March 31, 2009 has been adjusted to correct immaterial errors related to the elimination of intercompany receivables and payables in the consolidated balance sheets at March 31, 2009 and December 31, 2008 (not included herein). The corrections reduced the accounts receivable and accounts payable line items in the March 31, 2009 consolidated balance sheet by $4 million and reduced the accounts receivable and accounts payable line items in the December 31, 2008 consolidated balance sheet by $236 million. These corrections correspondingly impacted the change in accounts receivable and accounts payable in the condensed consolidated statement of cash flows for the period ended March 31, 2009 by $232 million. These corrections had no impact on net income, earnings (loss) per share or net cash provided by operating, investing and financing activities.

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

2.     Inventories

Our inventories consist of the following (amounts in millions):

	At March 31, 2010	At December 31, 2009
Finished goods	$161	$201
Purchased parts and components	33	40

	$194	$241

3.     Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At March 31, 2010
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$173	$(68)	$105
Game engines	2 - 5 years	61	(37)	24
Internally developed franchises	11 - 12 years	574	(111)	463
Favorable leases	1 - 4 years	5	(4)	1
Distribution agreements	4 years	18	(12)	6
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$1,264	$(232)	$1,032

	At December 31, 2009
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$173	$(65)	$108
Developed software	1 - 2 years	288	(288)	—
Game engines	2 - 5 years	61	(33)	28
Internally developed franchises	11 - 12 years	574	(101)	473
Favorable leases	1 - 4 years	5	(4)	1
Distribution agreements	4 years	18	(10)	8
Other intangibles	0 - 2 years	5	(5)	—
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$1,557	$(506)	$1,051

Amortization expense of intangible assets was $18 million and $49 million for the three months ended March 31, 2010 and 2009, respectively.

The gross carrying amount as of March 31, 2010 and December 31, 2009 in the tables above reflect a new cost basis for license agreements, game engines and internally developed franchises due to impairment charges taken for the year ended December 31, 2009.  The new cost basis includes the original gross carrying amount, less accumulated amortization and impairment charges of the impaired assets as of December 31, 2009.

At March 31, 2010, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2010 (remaining nine months)	$101
2011	96
2012	87
2013	62
2014	54
Thereafter	199

Total	$599

4.     Income taxes

The income tax expense of $130 million for the three months ended March 31, 2010 reflects an effective tax rate of 25%. The effective tax rate of 25% for the three months ended March 31, 2010 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of California research and development credits and IRC 199 domestic production deductions. We did not record a tax benefit for federal research credits during the quarter ended March 31, 2010 since as of March 31, 2010, unlike in past years, the federal research credit extension had not yet been signed into law.

For the three months ended March 31, 2010, the tax rate is based on our projected annual effective tax rate for 2010, and also includes certain discrete tax items recorded during the period. Our tax expense of $130 million for the three months ended March 31, 2010 reflects an effective tax rate of 25% which differs from the effective tax rate of 0% for the three months ended March 31, 2009 primarily due to tax benefits recorded during the prior period related to the release of valuation allowances on foreign net operating losses and the impact of changes to California tax laws.

5.     Software development and intellectual property licenses

The following table summarizes the components of our software development and intellectual property licenses (amounts in millions):

	At March 31,	At December 31,
	2010	2009
Internally developed software costs	$160	$182
Payments made to third-party software developers	61	52
Total software development costs	$221	$234

Intellectual property licenses	$69	$83

Amortization, write-offs and impairments are comprised of the following (amounts in millions):

	Three months ended March 31,
	2010	2009
Amortization of capitalized software development costs and intellectual property licenses	$101	$72
Write-offs and impairments	15	—

6.     Comprehensive income and accumulated other comprehensive loss

Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2010 and 2009 were as follows (amounts in millions):

	Three months ended March 31,
	2010	2009

Net income	$381	$189

Other comprehensive loss:
Foreign currency translation adjustment	(20)	(2)
Unrealized depreciation on investments, net of taxes	—	(1)

Other comprehensive loss	(20)	(3)

Comprehensive income	$361	$186

The components of accumulated other comprehensive loss at March 31, 2010 and December 31, 2009 were as follows (amounts in millions):

	At March 31,	At December 31,
	2010	2009
Foreign currency translation adjustment	$(42)	$(22)
Unrealized depreciation on investments, net of deferred income taxes of $(2) for March 31, 2010 and December 31, 2009	(2)	(2)
Accumulated other comprehensive loss	$(44)	$(24)

Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

7.     Cash and Cash Equivalents

Cash and cash equivalents primarily consist of deposits held at major banks and money market funds with original maturities of three months or less at the date of purchase.

The following table summarizes the components of our cash and cash equivalents (amounts in millions):

	At March 31,	At December 31,
	2010	2009
Cash and time deposits	$294	$464
Securities with original maturities of three months or less	40	—
Money market funds	2,361	2,304
Total cash and cash equivalents	$2,695	$2,768

8.     Fair value measurements

Fair Value Measurements on a Recurring Basis

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

The table below segregates all assets and liabilities that are measured at fair value on a recurring basis (which means they are so measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31,	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet
	2010	(Level 1)	(Level 2)	(Level 3)	Classification
Financial assets:
Money market funds	$2,361	$2,361	$—	$—	Cash and cash equivalents
Securities with original maturities of three months or less	40	40	—	—	Cash and cash equivalents
Mortgage backed securities	1	—	1	—	Short-term investments
Auction rate securities held through UBS	54	—	—	54	Short-term investments
U.S. government agency securities	560	560	—	—	Short-term investments
Auction rate securities held through Morgan Stanley Smith Barney LLC	23	—	—	23	Long-term investments
ARS rights from UBS(a)	7	—	—	7	Other assets—current
Total financial assets at fair value	$3,046	$2,961	$1	$84
Financial liabilities:
Other financial liability	$(23)	$—	$—	$(23)	Other liabilities—current
Total financial liabilities at fair value	$(23)	$—	$—	$(23)

		Fair Value Measurements at Reporting Date Using
	As of December 31,	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet
	2009	(Level 1)	(Level 2)	(Level 3)	Classification
Financial assets:
Money market funds	$2,304	$2,304	$—	$—	Cash and cash equivalents
Mortgage backed securities	2	—	2	—	Short-term investments
Auction rate securities held through UBS	54	—	—	54	Short-term investments
U.S. government agency securities	389	389	—	—	Short-term investments
Auction rate securities held through Morgan Stanley Smith Barney LLC	23	—	—	23	Long-term investments
ARS rights from UBS(a)	7	—	—	7	Other assets—current
Total financial assets at fair value	$2,779	$2,693	$2	$84
Financial liabilities:
Other financial liability	$(23)	$—	$—	$(23)	Other liabilities—current
Total financial liabilities at fair value	$(23)	$—	$—	$(23)

(a)           ARS rights from UBS represent an offer from UBS providing us with the right to require UBS to purchase our ARS held through UBS at par value. To value the ARS rights, we considered the intrinsic value, time value of money, and our assessment of the credit worthiness of UBS.

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

There were no changes in the Level 3 table balances as of March 31, 2010 and as a result, no updated Level 3 table is required.  The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at March 31, 2009:

	Level 3
	Auction rate securities (a)	ARS rights from UBS (b)	Total financial assets at fair value	Other financial liabilities
Balance at January 1, 2009	$78	$10	$88	$(31)
Total gains or (losses) (realized/unrealized)
Included in earnings	2	(3)	(1)	—
Included in other comprehensive loss	(1)	—	(1)	—
Balance at March 31, 2009	$79	$7	$86	$(31)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$2	$(3)	$(1)	$—

(a)           Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. On an industry-wide basis, many auctions have failed, and there is, as yet, no meaningful secondary market for these instruments. Each of the auction rate securities in our investment portfolio at March 31, 2010 has experienced a failed auction and there is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or non-existent.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses is reasonable approximation of fair value due to their short-term nature. Our U.S. government agency securities and mortgage-backed securities are carried at fair value with fair values estimated based on quoted market prices or estimated based on quoted market prices of financial instruments with similar characteristics. Both short-term and long-term ARS are carried at fair value with fair values estimated using an income-approach model (specifically, a discounted cash-flow analysis). We carry derivative instruments, including foreign exchange contracts, on the balance sheet as other assets or liabilities at their fair value. The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For the three month period ended March 31, 2010, there were no impairment charges related to assets that are measured on a non-recurring basis.

The table below presents an intangible asset that is not subject to recurring fair value measurement at December 31, 2009 (amounts in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 31,	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)	Total Losses
Non-financial assets:
Intangible assets, net	$278	$—	$—	$278	$409
Total non-financial assets at fair value	$278	$—	$—	$278	$409

In the fourth quarter of fiscal year ending 2009, with the franchise and industry results of the holiday season, our outlook for the console platforms was significantly revised. With the continued economic downturn within our industry in 2009 and the change in the buying habits of casual consumers, we reassessed our overall expectations as of December 31, 2009. We considered these economic changes during our 2010 planning process conducted during the months of November and December, which resulted in a strategy change to focus on fewer title releases in the casual and music genres. As we consider this a triggering event, we updated our future projected revenues streams for certain franchises in the casual games and music genres. We performed recoverability and, where applicable, impairment tests on the related intangible assets in accordance with ASC Subtopic 360-10.

Determining whether impairment has occurred requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the estimated remaining useful life over which cash flows will occur, the amount of these cash flows and the asset’s residual value, if any. For intangible assets that did not pass the recoverability test, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. Considering the characteristics of the assets being valued and the availability of information, the Company used the income approach, which presumes that the value of an asset can be estimated by the net economic benefit to be received over the estimated remaining useful life of the asset, discounted to present value. We derived the required cash flow estimates from our historical experience and our internal business plans and applied an appropriate discount rate. Based on this analysis, we recorded impairment charges of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchises intangible assets, respectively, for the year ended December 31, 2009 within our Activision operating segment.

9.     Operating segments and geographic region

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

Currently, we operate under three operating segments:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Sony PlayStation Portable (“PSP”)

and Nintendo Dual Screen (“NDS”) handheld devices; the PC; the Apple iPhone; and the handheld game system Nintendo DSi. Our Activision business involves the development, marketing, and sale of products directly, by license, or through our affiliate label program with certain third-party publishers. Activision’s products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision’s target customer base ranges from casual players to core gamers, and children to adults.

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

The CODM reviews segment performance exclusive of the impact of the deferred net revenues and related cost of sales, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, and integration and transaction costs. Information on the operating segments and reconciliations of total net revenues and total segment income (loss) from operations to consolidated net revenues and operating income (loss) for the three months ended March 31, 2010 and 2009 are presented below (amounts in millions):

	Three months ended March 31,
	2010	2009	2010	2009
	Net revenues		Income (loss) from operations
Activision	$337	$348	$7	$(27)
Blizzard	306	291	158	143
Distribution	71	85	—	3
Operating segments total	714	724	165	119

Reconciliation to consolidated net revenues / operating income:
Net effect from deferral of net revenues and related cost of sales	594	256	410	167
Stock-based compensation expense	—	—	(44)	(28)
Restructuring	—	—	(3)	(15)
Amortization of intangible assets and purchase price accounting related adjustments	—	—	(17)	(46)
Integration and transaction costs	—	—	—	(14)
Other*	—	1	—	(4)
Consolidated net revenues / operating income	$1,308	$981	$511	$179

Geographic information for the three months ended March 31, 2010 and 2009 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended March 31,
	2010	2009
Net revenues by geographic region:
North America	$703	$524
Europe	524	392
Asia Pacific	81	64
Total geographic region net revenues	1,308	980
Other*	—	1
Total consolidated net revenues	$1,308	$981

Net revenues by platform were as follows (amounts in millions):

	Three months ended March 31,
	2010	2009
Net revenues by platform:
MMORPG	$306	$314
Console	839	503
Hand-held	39	32
PC and other	53	46
Total platform net revenues	1,237	895
Distribution	71	85
Other*	—	1
Total consolidated net revenues	$1,308	$981

*Represents Non-Core activities, which are legacy Vivendi Games’ divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently, we are no longer providing separate operating segment disclosure and have reclassified our prior periods’ segment presentation so that it conforms to the current period’s presentation.

We did not have any single external customer that accounted for 10% or more of consolidated net revenues for the three month periods ended March 31, 2010 or 2009.

10.  Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2010 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Total

Balance at December 31, 2009	$6,964	$178	$12	$7,154
Tax benefit credited to goodwill	(4)	—	—	(4)

Balance at March 31, 2010	$6,960	$178	$12	$7,150

The tax benefit credited to goodwill represents the tax deduction resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of Activision, Inc. to the extent that the tax deduction did not exceed the fair value of those options. Conversely, to the extent that the tax deduction did exceed the fair value of those options, the tax benefit is credited to additional paid in capital.

11.  Computation of basic/diluted earnings per common share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three months ended March 31,
	2010	2009

Numerator:
Consolidated net income	$381	$189
Less: Distributed earnings to common shareholders	(187)	—
Less: Distributed earnings to unvested share-based awards that participate in earnings	(2)	—
Undistributed earnings	192	189
Less: Undistributed earnings allocated to unvested share-based awards that participate in earnings	(1)	(1)
Undistributed earnings allocated to common shareholders	191	188
Add back: Distributed earnings to common shareholders	187	—
Numerator for basic and diluted earnings per common share - income available to common shareholders	378	188

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,248	1,308

Effect of potential dilutive common shares under the treasury stock method:
Employee stock options	16	51
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,264	1,359

Basic earnings per common share	$0.30	$0.14

Diluted earnings per common share	$0.30	$0.14

Our unvested restricted stock rights (including restricted stock units, restricted stock awards, and performance shares) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three months ended March 31, 2010 and 2009, we had outstanding unvested restricted stock rights of 11 million and 10 million shares of common stock on a weighted-average basis, respectively.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 23 million shares of common stock were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2010 and 2009, as the effect of their inclusion would be anti-dilutive.

12.  Capital transactions

Repurchase Program

On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we were able to repurchase up to $1 billion of our common stock. On July 31, 2009, our Board of Directors authorized an increase of $250 million to the stock repurchase program bringing the total authorization to $1.25 billion.  On February 10, 2010, we announced that our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock until the earlier of December 31, 2010 or our Board of Directors determines to discontinue the repurchase program.

In January 2010, we settled a $15 million purchase of 1.3 million shares of our common stock that we had agreed to repurchase in December 2009 pursuant to the $1.25 billion stock repurchase program, completing that program. The remaining purchases of 8.5 million shares of our common stock for $92 million were made pursuant to the new $1 billion stock repurchase program.

On February 10, 2010 Activision Blizzard’s Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010.

13.  Commitments and contingencies

At March 31, 2010, we did not have any significant changes to our commitments since December 31, 2009.  See Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2009 for more information regarding our commitments.

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

On August 21, 2009, the plaintiff filed a notice of appeal of the court’s dismissal. Appellate briefing has been completed and a hearing on the appeal occurred before a panel of the Delaware Supreme Court on January 13, 2010. The court then scheduled an additional hearing before the entire court, which occurred on March 31, 2010. We are awaiting the ruling.  No amounts have been recorded in the statements of operations for this matter as losses are not probable.

After concluding an internal human resources inquiry into breaches of contract and insubordination by two senior employees at Infinity Ward, the Company terminated its employment of Jason West and Vince Zampella on March 1, 2010. On March 3, 2010, West and Zampella filed a complaint against the Company in Los Angeles Superior Court for breach of contract and wrongful termination, among other claims.   West and Zampella are seeking damages, including punitive damages, in excess of $36 million and declaratory relief.  On April 9, 2010, the Company filed a cross complaint against West and Zampella, asserting claims for breach of contract and fiduciary duty, among other claims.  The Company is seeking damages and declaratory relief.  The Company has accrued and will continue to accrue appropriate amounts related to bonuses and other monies allegedly owed in connection with this matter.  At present, the Company does not expect this lawsuit to have a material impact on the Company.

In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010.  The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims.  The plaintiffs claim that the Company failed to pay them bonuses and other compensation allegedly owed to them in an amount at least between $75 and $125 million, plus punitive damages.  The Company has not yet responded to the complaint.  The Company has accrued and will continue to accrue appropriate amounts related to bonuses and other monies allegedly owed in connection with this matter.  The Company does not expect this lawsuit to have a material impact on the Company.  During the quarter ended March 31, 2010 and during the period through May 5, 2010, approximately 35 employees of Infinity Ward resigned from the Company. Additional resignations are likely to occur.

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

14.  Related party transactions

Treasury

Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps was $321 million at March 31, 2010. The gross notional amount of outstanding foreign exchange swaps was $120 million at December 31, 2009. A pre-tax net unrealized loss of less than a million and loss of $4 million for the three months ended March 31, 2010 and 2009, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

Other

Activision Blizzard has entered into various transactions and agreements, including cash management services, investor agreement, credit facilities arrangement and music royalty agreements with Vivendi and its subsidiaries and affiliates. None of these services, transactions and agreements with Vivendi and its subsidiaries and affiliates are material either individually or in the aggregate to the condensed consolidated financial statements as a whole.

15.  Recently issued accounting pronouncements

In October 2009, the FASB issued an update to Revenue Recognition—Multiple-Deliverable Revenue Arrangements. This update establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this update also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

In October 2009, the FASB issued an update to Software—Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and excludes these products from the scope of current software revenue guidance. The new guidance will include factors to help companies determine which software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple- deliverables. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010 although early adoption is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), console, and handheld game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. We conduct our business through three operating segments: Activision, Blizzard, and Distribution. The current status of significant factors impacting our business environment in 2010 is discussed below. For additional discussion refer to the “Business Overview” section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Business Highlights

According to The NPD Group with respect to the U.S. market, Charttrack and Gfk, for the European market, during the three months ended March 31, 2010:

•      Call of Duty: Modern Warfare 2 was the #1 best selling title in the U.S. and Europe;

•      Call of Duty: Modern Warfare 2 became the #1 best selling third party video game of all time in the U.S. and Europe;

•      Call of Duty was the #1 best selling third-party franchise in the U.S. and Europe;

•      Call of Duty: Modern Warfare 2 Stimulus Package  (the first map pack to Call of Duty: Modern Warfare 2) broke Microsoft Xbox LIVE records as more than one million gamers worldwide downloaded the new digital map pack in the first 24 hours alone;

•      Activision Blizzard was the #1 third-party publisher for the Nintendo Wii and Nintendo DS in the U.S.;

•      Activision’s Band Hero and Cabela’s Big Game Hunter 2010 were top-10 titles on the Nintendo Wii in the U.S.; and

•      Activision’s Call of Duty: Modern Warfare 2 and Blizzard’s, World of Warcraft: Wrath of the Lich King continue to be in the top-10 best selling PC titles in the U.S.

Additional Highlights

The Company announced on February 10, 2010 a new stock repurchase program under which the Company can repurchase up to $1 billion of the Company’s common stock. The Board of Directors also declared on February 10, 2010 a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010.

In addition to Call of Duty: Modern Warfare 2 Stimulus Package, we released How to Train Your Dragon, and a selection of casual titles including Cabela’s Monster Buck Hunter during the first quarter of 2010.

Blizzard Entertainment announced that its highly anticipated real-time strategy game, StarCraft II: Wings of Liberty, will arrive in stores starting on July 27, 2010.

On April 29, 2010 Bungie, the developer of blockbuster game franchises, and Activision announced an exclusive 10-year alliance to bring Bungie’s next big action game universe to market.

Activision Publishing Second Quarter 2010 Scheduled Product Releases

For the second quarter of 2010, Activision Publishing expects to release its new racing title Blur, Shrek Forever After, Transformers: War For Cybertron, and Singularity.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended March 31,
	2010		2009

Net revenues:
Product sales	$986	75%	$690	70%
Subscription, licensing, and other revenues	322	25	291	30
Total net revenues	1,308	100	981	100

Costs and expenses:
Cost of sales — product costs	337	26	296	30
Cost of sales — software royalties and amortization	99	8	72	7
Cost of sales — intellectual property licenses	43	3	64	7
Cost of sales — MMORPG	54	4	52	5
Product development	143	11	117	12
Sales and marketing	56	4	83	8
General and administrative	65	5	103	11
Restructuring costs	—	—	15	2
Total costs and expenses	797	61	802	82

Operating income	511	39	179	18

Investment income, net	—	—	10	1

Income before income tax expense	511	39	189	19

Income tax expense	130	10	—	—

Net income	$381	29%	$189	19%

Operating Segment Results

Our operating segments have been determined in accordance with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), the manner in which operating performance is assessed and resources are allocated, and the availability of separate financial information. We do not aggregate operating segments.

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of the Company’s online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, integration and transaction costs, and other. Information on the operating segments and reconciliations of total net revenues and total segment income (loss) from operations to consolidated net revenues and operating income (loss) for the three months ended March 31, 2010 and 2009 are presented below (amounts in millions):

	Three months ended March 31,
			Increase
	2010	2009	(Decrease)
Segment net revenues:
Activision	$337	$348	$(11)
Blizzard	306	291	15
Distribution	71	85	(14)
Operating segment net revenue total	714	724	(10)

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	594	256
Other*	—	1
Consolidated net revenues	$1,308	$981

Segment income (loss) from operations:
Activision	$7	$(27)	$34
Blizzard	158	143	15
Distribution	—	3	(3)
Operating segment income from operations total	165	119	46

Reconciliation to consolidated operating income:
Net effect from deferral of net revenues and related cost of sales	410	167
Stock-based compensation expense	(44)	(28)
Restructuring	(3)	(15)
Amortization of intangible assets and purchase price accounting related adjustments	(17)	(46)
Integration and transaction costs	—	(14)
Other*	—	(4)

Total consolidated operating income	$511	$179

* Represents Non-Core activities, which are legacy Vivendi Games’ divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and consequently, we are no longer providing separate operating segment disclosure and have reclassified our prior periods’ segment presentation so that it conforms to the current period’s presentation.

Segment Net Revenues

Activision

Activision’s net revenues decreased for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to the stronger performance of the Guitar Hero franchise and intellectual property franchise titles in 2009 versus 2010, partially offset by the continued exceptional performance from Call of Duty: Modern Warfare 2 and the launch of Call of Duty: Modern Warfare 2 Stimulus Package on Microsoft Xbox LIVE (the first map pack to Call of Duty: Modern Warfare 2).

Blizzard

Blizzard’s net revenues increased for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to value added services related to World of Warcraft. Value added services consist of transactions such as realm transfers, faction changes, and other character customizations within the World of Warcraft game play.

Distribution

Distribution’s net revenues decreased for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to lower sales as a result of current market conditions and a smaller slate of titles released by the supported third-party publishers.

Segment Income (Loss) from Operations Highlights

Activision

Activision’s operating income increased for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to the strong performance of Call of Duty: Modern Warfare 2 and the launch of Call of Duty: Modern Warfare 2 Stimulus Package on Microsoft Xbox LIVE (the first map pack to Call of Duty: Modern Warfare 2), a change in business mix with lower cost of sales resulting from proportionately more software sales versus hardware peripheral sales, lower professional fees, and a decrease in sales and marketing based on timing of product releases. The increase in operating income was partially offset by higher product development costs on our future titles.

Blizzard

Blizzard’s operating income increased for the three months ended March 31, 2010 as compared to the same period in 2009 primarily as a result of the increase in value added service revenues.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three months ended March 31, 2010 and 2009 (amounts in millions):

	Three months ended March 31,		Increase
	2010	2009	(Decrease)
Geographic region net revenues:
North America	$703	$524	$179
Europe	524	392	132
Asia Pacific	81	64	17
Total geographic region net revenues	1,308	980	328
Other	—	1	(1)

Consolidated net revenues	$1,308	$981	$327

The change in deferred revenues by geographic region for the three months ended March 31, 2010 and 2009 was as follows (amounts in millions):

	Three months ended March 31,		Increase
	2010	2009	(Decrease)
Change in deferred revenues by geographic region:
North America	$312	$150	$162
Europe	254	99	155
Asia Pacific	28	7	21
Total change in deferred revenues by geographic region	594	256	338
Other	—	1	(1)

Total impact on consolidated net revenues	$594	$257	$337

Consolidated net revenues increased in all regions for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to the continued success of the Call of Duty franchise, in particular Call of Duty: Modern

Warfare 2, which was released in the fourth quarter of 2009. This is also the primary reason that we recognized more deferred revenue from prior quarters during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was partially offset by the impact of the weaker sales of games in the music and casual game genres.

Foreign Exchange Impact

We estimate that changes in foreign exchange rates had a positive impact of approximately $19 million on Activision Blizzard’s net revenues for the three months ended March 31, 2010 as compared to the same period in 2009.  The change is due to the weakening of the U.S. dollar in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 relative to the British pound, euro, Australian dollar, Korean won, and Swedish krona.

Net Revenues by Platform

The following table details our net revenues by platform and as a percentage of total consolidated net revenues for the three months ended March 31, 2010 and 2009 (amounts in millions):

	Three Months Ended	% of total consolidated	Three months ended	% of total consolidated	Increase
	March 31, 2010	net revenues	March 31, 2009	net revenues	(Decrease)

Platform net revenues:
MMORPG	$306	24%	$314	32%	$(8)
PC and other	53	4	46	5	7

Console
Sony PlayStation 3	304	23	131	13	173
Sony PlayStation 2	15	1	40	4	(25)
Microsoft Xbox 360	384	29	198	20	186
Nintendo Wii	136	11	134	14	2
Total console	839	64	503	51	336
Handheld	39	3	32	3	7
Total platform net revenues	1,237	95	895	91	342
Distribution	71	5	85	9	(14)
Other	—	—	1	—	(1)
Total consolidated net revenues	$1,308	100%	$981	100%	$327

The change in deferred revenues by platform for the three months ended March 31, 2010 and 2009 was as follows (amounts in millions):

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)

Change in deferred revenues by platform:
MMORPG	$9	$33	$(24)
PC and other	23	17	6

Console
Sony PlayStation 3	222	71	151
Microsoft Xbox 360	280	92	188
Nintendo Wii	60	43	17
Total console	562	206	356
Other	—	1	(1)
Total impact on consolidated net revenues	$594	$257	$337

Net revenues from various consoles increased, except for PS2, for the three months ended March 31, 2010 as compared to the same period in 2009 primarily as a result of the success of our Call of Duty franchise, in particular, Call of Duty: Modern Warfare 2, in the Xbox360 and PS3 platforms. This is also the primary reason that we recognized more deferred revenue from prior quarters during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  PS2 platform revenues continue to decline due to the aging lifecycle of the PS2 platform as consumers transition to the current generation platforms.

Costs and Expenses

Cost of Sales

The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three months ended March 31, 2010 and 2009 (amounts in millions):

	Three months		Three months
	ended March 31,	% of consolidated	ended March 31,	% of consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Product costs	$337	26%	$296	30%	$41
Software royalties and amortization	99	8	72	7	27
Intellectual property licenses	43	3	64	7	(21)
MMORPG	54	4	52	5	2

Total cost of sales increased for the quarter ended March 31, 2010 as compared to the same period in 2009 primarily due to:

•      The stronger performance of the Call of Duty franchise;

•      Higher sales in the lower margin casual titles, and

•      Consistent with higher recognized deferred revenues, recognition of more deferred cost of sales from the prior quarters during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

The increases were partially offset by:

•      The change in business mix with lower cost of sales resulting from our shift to selling more software versus hardware in the music genre, and

•      The decrease in amortization of intangible assets.

Product Development (amounts in millions)

	March 31,	% of consolidated	March 31,	% of consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Three months ended	$143	11%	$117	12%	$26

Product development costs increased for the three months ended March 31, 2010 as compared to the same period in 2009. The increase was primarily attributable to the following:

•      Increased product development investment costs for our slate of future titles; and

•      Additional costs related to headcount reductions at certain studios to align the Company’s resources with its upcoming product slate.

Sales and Marketing (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Three months ended	$56	4%	$83	8%	$(27)

Sales and marketing decreased for the three months ended March 31, 2010 as compared to the same period in 2009 as a result of the timing of our releases of titles in 2010 and 2009.

General and Administrative (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Three months ended	$65	5%	$103	11%	$(38)

General and administrative expenses decreased for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease in general and administrative expenses was principally the result of integration costs incurred in the prior year due to the business combination with Vivendi Games, lower professional legal fees and favorable foreign exchange effects.

Income Tax Expense (amounts in millions)

		% of		% of
	March 31,	Pretax	March 31,	Pretax	Increase
	2010	income	2009	income	(Decrease)

Three months ended	$130	25%	$—	—%	$ NM

The income tax expense of $130 million for the three months ended March 31, 2010 reflects an effective tax rate of 25%. The effective tax rate of 25% for the three months ended March 31, 2010 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of research and development credits and IRC 199 domestic production deductions.

For the three months ended March 31, 2010, the tax rate is based on our projected annual effective tax rate for 2010, and also includes certain discrete tax items recorded during the period. The effective tax rate of 25% for the three months ended March 31, 2010 differs from the effective tax rate of 0% for the three months ended March 31, 2009 primarily due to tax benefits recorded during the prior period related to the release of valuation allowances on foreign net operating losses and the impact of changes to California tax laws.

The overall effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2010 and will be dependent on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2010 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. In particular, we did not record a tax benefit during the quarter ended March 31, 2010 for federal research credits that may be reinstated and extended retroactively.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	At March 31, 2010	At December 31, 2009	Increase (Decrease)
Cash and cash equivalents	$2,695	$2,768	$(73)
Short-term investments	647	477	170
	$3,342	$3,245	$97

Percentage of total assets	26%	24%

	For the three months ended March 31,		Increase
	2010	2009	(Decrease)

Cash flows provided by operating activities	$227	$327	$(100)
Cash flows used in investing activities	(184)	(7)	(177)
Cash flows used in financing activities	(87)	(289)	202
Effect of foreign exchange rate changes	(29)	(1)	(28)
Net increase in cash and cash equivalents	$(73)	$30	$(103)

Cash Flows from Operating Activities

For the three months ended March 31, 2010, the primary drivers of cash flows provided by operating activities included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liability, and payments to our workforce.

A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses.  We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three months ended March 31, 2010 reflect that we purchased short-term investments totaling $187 million, made capital expenditures of $12 million primarily for property and equipment, and received $17 million upon the maturity of investments, the majority of which consisted of our U.S. government agency securities.

The primary drivers of cash flows used in investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments.

Cash Flows from Financing Activities

Cash flows used in financing activities primarily reflect our repurchase of 9.8 million shares of our common stock for $107 million under our stock repurchase programs, partially offset by $16 million of proceeds from issuance of shares of common stock to employees pursuant to stock option exercises.

Since the inception of our common stock repurchase programs on November 5, 2008 and February 10, 2010, we have repurchased $1,342 million of our common stock under these programs.

The primary drivers of cash flows provided by financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees and the public and the purchase of treasury shares.  We have not utilized debt financing as a source of cash flows.  However, if needed, we may access and utilize the credit facilities that are described in “Credit Facilities” in Note 18 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2009.

Other Liquidity and Capital Resources

In addition to cash flows provided by operating activities, our primary source of liquidity was $2.7 billion of cash and cash equivalents at March 31, 2010. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital (approximately $2.9 billion at March 31, 2010), as well as availability under our credit facilities, to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, to finance the acquisition of intellectual property rights for future products from third parties, and to fund our new $1 billion stock repurchase program described above.

Additionally, on February 10, 2010, our Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010.

Capital Requirements

For the year ending December 31, 2010, we anticipate total capital expenditures of approximately $140 million. Capital expenditures will be primarily for computer hardware and software purchases and various corporate projects.

Off-balance Sheet Arrangements

At March 31, 2010 and December 31, 2009, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

Our Disclosure Committee, which operates under the Board-approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure relevant information. These quarterly reports are reviewed by certain key corporate finance executives. These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee. Finance representatives also conduct reviews with our senior management team, our internal and external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC. Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the principal executive and financial officers review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor, and make refinements to, our disclosure controls and procedures, and our internal control over financial reporting.

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

•      Software Development Costs and Intellectual Property Licenses

•      Accounting for Income Taxes

•      Fair Value Estimates

•      Goodwill and Intangible Assets — Impairment Assessments

•      Stock-Based Compensation

During the three months ended March 31, 2010, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued an update to Revenue Recognition—Multiple-Deliverable Revenue Arrangements. This update establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this update also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

In October 2009, the FASB issued an update to Software—Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and excludes these products from the scope of current software revenue guidance. The new guidance will include factors to help companies determine which software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in such securities. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At March 31, 2010, our $2,695 million of cash and cash equivalents were comprised primarily of money market funds. At March 31, 2010, our $647 million of short-term investments included $560 million of U.S. government agency securities, $1 million of mortgage-backed securities, $54 million of auction rate securities classified as trading, and $32 million of restricted cash. We had $23 million in auction rate securities at fair value classified as long-term investments at March 31, 2010. Most of our investment portfolio is invested in short-term or variable rate securities. Accordingly, we believe that a sharp change in interest rates would not have a material effect on our short-term investment portfolio.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Currency volatility is monitored throughout the year. We enter into currency forward contracts and swaps with Vivendi, generally with maturities of twelve months or less, to mitigate our risk associated with our foreign currency exchange rate exposure resulting from our foreign currency denominated monetary assets, liabilities and earnings. We expect to continue to use economic hedge programs in the future to reduce foreign exchange-related volatility if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item.

The gross notional amount of outstanding foreign exchange swaps was $321 million at March 31, 2010. The gross notional amount of outstanding foreign exchange swaps was $120 million at December 31, 2009, and we did not have any forward foreign exchange contracts at that date. A pre-tax net unrealized loss of less than a million and a pre-tax net unrealized loss of $4 million for the three months ended March 31, 2010, and 2009, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2010, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion in Note 13 to the Condensed Consolidated Financial Statements regarding legal proceedings is incorporated herein by reference.

Item 1A.  Risk Factors

Various risk factors associated with our business are included in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

The following table provides the number of shares repurchased and average price paid per share during the quarter ended March 31, 2010, and the approximate dollar value of shares that may yet be purchased under our stock repurchase program at March 31, 2010 (amounts in millions, except number of shares and per share data).

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2010—January 31, 2010	1,343,350	$11.32	1,343,350	$1,000
February 1, 2010—February 28, 2010	1,697,000	10.67	1,697,000	982
March 1, 2010—March 31, 2010	6,779,497	10.89	6,779,497	908
Total	9,819,847	10.91	9,819,847

(1)  Purchases in February and March were made pursuant to the new stock repurchase program authorized by our Board of Directors and announced on February 10, 2010, pursuant to which we may repurchase up to $1 billion of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions.  We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors. We may suspend or discontinue the stock repurchase program at any time.  In January, we settled the purchase of 1.3 million shares of our common stock at an average price per share of $11.32 for $15 million that we had agreed to repurchase in December 2009 pursuant to the previous $1.25 billion stock repurchase program announced on November 5, 2008.  This completed the $1.25 billion stock repurchase program.

Item 6.  Exhibits

The exhibits listed on the accompanying index to exhibits are hereby incorporated by reference into this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 7, 2010

ACTIVISION BLIZZARD, INC.

/s/ Thomas Tippl
Thomas Tippl
Chief Operating Officer and Chief Financial Officer,
Principal Financial and Accounting Officer of
Activision Blizzard, Inc.

EXHIBIT INDEX

Exhibit Number		Exhibit
3.	1	Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 15, 2008).

3.	2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated August 15, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed August 15, 2008).

3.	3	Amended and Restated By-Laws of Activision Blizzard, Inc., as amended and restated as of February 2, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 5, 2010).

10.	1*

Amendment, dated as of February 2, 2010, to Employment Agreement between Ann Weiser and Activision Blizzard, Inc. (incorporated by reference to Exhibit 10.74 of the Company’s Form 10-K, filed March 1, 2010)

10.	2*	Notice of Stock Option Award, dated as of March 4, 2010, to George Rose.

10.	3*	Notice of Restricted Share Unit Award, dated as of March 4, 2010, to George Rose.

10.	4*	Notice of Restricted Share Unit Award, dated as of March 4, 2010, to Ann Weiser.

10.	5*	Amendment, dated as of March 23, 2010, to Employment Agreement between Thomas Tippl and Activision Blizzard, Inc.

31.	1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	2	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS	XBRL Instance Document.

101.	SCH	XBRL Taxonomy Extension Schema Document.

101.	CAL	XBRL Taxonomy Calculation Linkbase Document.

101.	LAB	XBRL Taxonomy Label Linkbase Document.

101.	PRE	XBRL Taxonomy Presentation Linkbase Document.

101.	DEF	XBRL Taxonomy Extension Definition Document.

*Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and March 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2009; (iv) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2010; and (v) Notes to Condensed Consolidated Financial Statements.