Form 10-Q
period 2010-06-30
Activision Blizzard, Inc.
filed 2010-08-06
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares of the registrant’s Common Stock outstanding at July 30, 2010 was 1,224,397,305.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “outlook,” “plan,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “to be,” “upcoming,” “will,” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only at the date on which this Quarterly Report on Form 10-Q was first filed. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, the seasonal and cyclical nature of the interactive game market, any further difficulties related to World of Warcraft in China, Activision Blizzard’s ability to predict consumer preferences among competing hardware platforms, declines in software pricing, product returns and price protection, product delays, retail acceptance of Activision Blizzard’s products, adoption rate and availability of new hardware (including peripherals) and related software, industry competition, including from used games, and from other forms of entertainment, litigation risks and associated costs, rapid changes in technology, industry standards, business models, including online and used games and consumer preferences including interest in specific genres such as music, first-person action and massively multiplayer online games, protection of proprietary rights,  maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality “hit” titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, and the identification of suitable future acquisition opportunities, and potential challenges associated with geographic expansion, and the other factors identified in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Forward-looking statements believed to be true when made may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At June 30, 2010	At December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,214	$2,768
Short-term investments	632	477
Accounts receivable, net of allowances of $201 million and $317 million at June 30, 2010 and December 31, 2009, respectively	190	739
Inventories	157	241
Software development	219	224
Intellectual property licenses	27	55
Deferred income taxes, net	401	498
Other current assets	128	327
Total current assets	3,968	5,329

Long-term investments	23	23
Software development	30	10
Intellectual property licenses	32	28
Property and equipment, net	160	138
Other assets	13	9
Intangible assets, net	587	618
Trademark and trade names	433	433
Goodwill	7,147	7,154
Total assets	$12,393	$13,742

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$149	$302
Deferred revenues	482	1,426
Accrued expenses and other liabilities	459	779
Total current liabilities	1,090	2,507
Deferred income taxes, net	249	270
Other liabilities	196	209
Total liabilities	1,535	2,986

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $.000001 par value, 2,400,000,000 shares authorized, 1,370,008,534 and 1,364,117,675 shares issued at June 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	12,260	12,376
Less: Treasury stock, at cost, 146,059,301 and 113,686,498 at June 30, 2010 and December 31, 2009, respectively	(1,584)	(1,235)
Retained earnings (accumulated deficit)	239	(361)
Accumulated other comprehensive loss	(57)	(24)
Total shareholders’ equity	10,858	10,756
Total liabilities and shareholders’ equity	$12,393	$13,742

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Net revenues
Product sales	$643	$747	$1,629	$1,437
Subscription, licensing, and other revenues	324	291	646	582
Total net revenues	967	1,038	2,275	2,019

Costs and expenses
Cost of sales — product costs	235	281	572	577
Cost of sales — software royalties and amortization	51	86	150	158
Cost of sales — intellectual property licenses	29	54	72	118
Cost of sales — massively multi-player online role-playing game (“MMORPG”)	52	51	106	103
Product development	104	123	247	240
Sales and marketing	126	118	182	201
General and administrative	70	92	135	195
Restructuring	—	15	—	30
Total costs and expenses	667	820	1,464	1,622

Operating income	300	218	811	397

Investment and other income, net	1	—	1	10

Income before income tax expense	301	218	812	407

Income tax expense	82	23	212	23

Net income	$219	$195	$600	$384

Earnings per common share
Basic	$0.18	$0.15	$0.48	$0.29
Diluted	$0.17	$0.15	$0.47	$0.28

Weighted-average shares outstanding
Basic	1,232	1,289	1,239	1,299
Diluted	1,248	1,332	1,254	1,345

Dividends per common share	$—	$—	$0.15	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in millions)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$600	$384
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	81	(119)
Depreciation and amortization	59	129
Gain on auction rate securities (“ARS”) classified as trading securities	(7)	(2)
Loss on ARS rights from UBS	7	2
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	142	154
Stock-based compensation expense (2)	61	73
Excess tax benefits from stock option exercises	(6)	(56)
Changes in operating assets and liabilities:
Accounts receivable	525	706
Inventories	78	64
Software development and intellectual property licenses	(158)	(166)
Other assets	224	90
Deferred revenues	(936)	(500)
Accounts payable	(144)	(199)
Accrued expenses and other liabilities	(325)	(351)
Net cash provided by operating activities	201	209

Cash flows from investing activities:
Proceeds from maturities of investments	188	3
Proceeds from sale of available-for-sale investments	—	2
Payment of contingent consideration	(4)	—
Purchases of short-term investments	(388)	—
Capital expenditures	(39)	(24)
(Increase) decrease in restricted cash	16	(5)
Net cash used in investing activities	(227)	(24)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	30	45
Repurchase of common stock	(349)	(542)
Dividends paid	(187)	—
Excess tax benefits from stock option exercises	6	56
Net cash used in financing activities	(500)	(441)

Effect of foreign exchange rate changes on cash and cash equivalents	(28)	26

Net (decrease) increase in cash and cash equivalents	(554)	(230)

Cash and cash equivalents at beginning of period	2,768	2,958

Cash and cash equivalents at end of period	$2,214	$2,728

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months ended June 30, 2010

(Unaudited)

(Amounts in millions)

						Retained	Accumulated
			Additional			Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit)	Loss	Equity

Balance at December 31, 2009	1,364	$—	$12,376	(114)	$(1,235)	$(361)	$(24)	$10,756

Components of comprehensive income:
Net income	—	—	—	—	—	600	—	600
Foreign currency translation adjustment	—	—	—	—	—	—	(33)	(33)
Total comprehensive income								567
Issuance of common stock pursuant to employee stock options and restricted stock rights	6	—	30	—	—	—	—	30
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	43	—	—	—	—	43
Dividends ($0.15 per common share)	—	—	(189)	—	—	—	—	(189)
Shares repurchased	—	—	—	(32)	(349)	—	—	(349)

Balance at June 30, 2010	1,370	$—	$12,260	(146)	$(1,584)	$239	$(57)	$10,858

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.      Description of Business and Business Combination

Description of Business

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), console, handheld and mobile game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

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

The common stock of Activision Blizzard is traded on NASDAQ under the ticker symbol “ATVI.” Vivendi owned approximately 59% of Activision Blizzard’s outstanding common stock at June 30, 2010.

We maintain significant operations in the United States, Canada, the United Kingdom, France, Germany, Ireland, Italy, Spain, Australia, Sweden, South Korea, China and the Netherlands.

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

The prior year condensed consolidated statement of cash flows for the period ended June 30, 2009 has been adjusted to correct immaterial errors related to the elimination of intercompany receivables and payables in the consolidated balance sheets at June 30, 2009 and December 31, 2008 (not included herein). The corrections reduced the accounts receivable and accounts payable line items in the June 30, 2009 consolidated balance sheet by $14 million and reduced the accounts receivable and accounts payable line items in the December 31, 2008 consolidated balance sheet by $236 million. These corrections correspondingly impacted the change in accounts receivable and accounts payable in the condensed consolidated statement of cash flows for the period ended June 30, 2009 by $222 million. These corrections had no impact on net income, earnings per share or net cash provided by operating, investing and financing activities.

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

2.     Inventories

Our inventories consist of the following (amounts in millions):

	At June 30, 2010	At December 31, 2009
Finished goods	$123	$201
Purchased parts and components	34	40

	$157	$241

3.     Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At June 30, 2010
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$173	$(71)	$102
Game engines	2 - 5 years	61	(39)	22
Internally developed franchises	11 - 12 years	574	(118)	456
Favorable leases	1 - 4 years	5	(4)	1
Distribution agreements	4 years	18	(12)	6
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$1,264	$(244)	$1,020

	At December 31, 2009
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$173	$(65)	$108
Developed software	1 - 2 years	288	(288)	—
Game engines	2 - 5 years	61	(33)	28
Internally developed franchises	11 - 12 years	574	(101)	473
Favorable leases	1 - 4 years	5	(4)	1
Distribution agreements	4 years	18	(10)	8
Other intangibles	0 - 2 years	5	(5)	—
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$1,557	$(506)	$1,051

Amortization expense of intangible assets was $11 million and $29 million for the three and six months ended June 30, 2010, respectively.  Amortization expense of intangible assets was $41 million and $90 million for the three and six months ended June 30, 2009, respectively.

The gross carrying amount as of June 30, 2010 and December 31, 2009 in the tables above reflect a new cost basis for license agreements, game engines and internally developed franchises due to impairment charges taken for the year ended December 31, 2009.  The new cost basis includes the original gross carrying amount, less accumulated amortization and impairment charges of the impaired assets as of December 31, 2009.

At June 30, 2010, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2010 (remaining six months)	$85
2011	97
2012	87
2013	63
2014	54
Thereafter	201

Total	$587

4.     Income taxes

The income tax expense of $82 million for the three months ended June 30, 2010 reflects an effective tax rate of 27%. The effective tax rate of 27% for the three months ended June 30, 2010 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of California research and development credits and IRC 199 domestic production deductions. We did not record a tax benefit for federal research credits during the quarter ended June 30, 2010 since as of June 30, 2010, unlike in past years, the federal research credit extension had not yet been signed into law.

For the six months ended June 30, 2010, the tax rate is based on our projected annual effective tax rate for 2010, and also includes certain discrete tax items recorded during the period. Our tax expense of $212 million for the six months ended June 30, 2010 reflects an effective tax rate of 26% which differs from the effective tax rate of 6% for the six months ended June 30, 2009 primarily due to tax benefits recorded during the prior period related to the release of valuation allowances on foreign net operating losses and the impact of changes to California tax laws.

5.     Software development and intellectual property licenses

The following table summarizes the components of our software development and intellectual property licenses (amounts in millions):

	At June 30,	At December 31,
	2010	2009
Internally developed software costs	$172	$182
Payments made to third-party software developers	77	52
Total software development costs	$249	$234

Intellectual property licenses	$59	$83

Amortization, write-offs and impairments are comprised of the following (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Amortization of capitalized software development costs and intellectual property licenses	$67	$97	$168	$169
Write-offs and impairments	—	—	15	—

6.     Comprehensive income and accumulated other comprehensive loss

Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2010 and 2009 were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income	$219	$195	$600	$384

Other comprehensive income (loss):
Foreign currency translation adjustment	(13)	31	(33)	29
Unrealized appreciation (depreciation) on investments, net of taxes	—	1	—	—

Other comprehensive income (loss)	(13)	32	(33)	29

Comprehensive income	$206	$227	$567	$413

The components of accumulated other comprehensive loss at June 30, 2010 and December 31, 2009 were as follows (amounts in millions):

	At June 30,	At December 31,
	2010	2009
Foreign currency translation adjustment	$(55)	$(22)
Unrealized depreciation on investments, net of deferred income taxes of $(2) for each of June 30, 2010 and December 31, 2009	(2)	(2)
Accumulated other comprehensive loss	$(57)	$(24)

Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

7.      Fair value measurements

Fair Value Measurements on a Recurring Basis

Financial Accounting Standards Board (“FASB”) literature regarding fair value measurements for financial and non-financial assets and liabilities establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:

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

The table below segregates all assets and liabilities that are measured at fair value on a recurring basis (which means they are so measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at June 30, 2010 Using
	As of June 30,	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet
	2010	(Level 1)	(Level 2)	(Level 3)	Classification
Financial assets:
Money market funds	$1,888	$1,888	$—	$—	Cash and cash equivalents
U.S. treasuries with original maturities of three months or less	200	200	—	—	Cash and cash equivalents
Mortgage backed securities	1	—	1	—	Short-term investments
U.S. treasuries and government sponsored agency debt securities	615	615	—	—	Short-term investments
ARS held through Morgan Stanley Smith Barney LLC	23	—	—	23	Long-term investments
Foreign exchange contract derivatives	5	—	5	—	Other assets—current
Total financial assets at fair value	$2,732	$2,703	$6	$23
Financial liabilities:
Other financial liability	$(23)	$—	$—	$(23)	Other liabilities—current
Total financial liabilities at fair value	$(23)	$—	$—	$(23)

		Fair Value Measurements at December 31, 2009 Using
	As of December 31,	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet
	2009	(Level 1)	(Level 2)	(Level 3)	Classification
Financial assets:
Money market funds	$2,304	$2,304	$—	$—	Cash and cash equivalents
Mortgage backed securities	2	—	2	—	Short-term investments
ARS held through UBS	54	—	—	54	Short-term investments
U.S. government sponsored agency debt securities	389	389	—	—	Short-term investments
ARS held through Morgan Stanley Smith Barney LLC	23	—	—	23	Long-term investments
ARS rights from UBS(a)	7	—	—	7	Other assets—current
Total financial assets at fair value	$2,779	$2,693	$2	$84
Financial liabilities:
Other financial liability	$(23)	$—	$—	$(23)	Other liabilities—current
Total financial liabilities at fair value	$(23)	$—	$—	$(23)

(a)                                  ARS rights from UBS represent an offer from UBS providing us with the right to require UBS to purchase our ARS held through UBS at par value. To value the ARS rights, we considered the intrinsic value, time value of money, and our assessment of the credit worthiness of UBS.  We exercised our ARS rights with UBS on June 30, 2010.

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

The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at June 30, 2010:

	Level 3
	ARS (a)	ARS rights from UBS (b)	Total financial assets at fair value	Other financial liabilities
Balance at January 1, 2010	$77	$7	$84	$(23)
Total gains or (losses) (realized/unrealized) included in investment and other income, net	7	(7)	—	—
Purchases or acquired sales, issuances and settlements	(61)	—	(61)	—
Balance at June 30, 2010	$23	$—	$23	$(23)

The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at June 30, 2009:

	Level 3
			Total
			Financial
		ARS rights	assets at
	ARS	from UBS	fair	Other financial
	(a)	(b)	value	liabilities
Balance at January 1, 2009	$78	$10	$88	$(31)
Total gains or (losses) (realized/unrealized) included in investment and other income, net	2	(2)	—	—
Balance at June 30, 2009	$80	$8	$88	$(31)
The amount of total gains or (losses) for the period included in investment and other income, net attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2009	$2	$(2)	$—	$—

(a)                                  Liquidity for these ARS is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. On an industry-wide basis, many auctions have failed, and there is, as yet, no meaningful secondary market for these instruments. Each of the auction rate securities in our investment portfolio at June 30, 2010 has experienced a failed auction and there is no assurance that future auctions for these securities will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar instruments. The securities for which auctions have failed will continue to earn interest at the contractual rate and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or non-existent.

Consequently, fair value measurements have been estimated using an income-approach model (discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represent 1% of our financial assets measured at fair value on a recurring basis.

In June 2010, we sold the remainder of our ARS held with UBS at par and recognized a gain of $7 million included within investment and other income, net in our condensed consolidated statement of operations for the six months ended June 30, 2010.  Unsettled funds of $36 million from the sale of ARS held with UBS were included within other current assets in our condensed consolidated balance sheet at June 30, 2010 and were received on July 1, 2010.

(b)                                 ARS rights from UBS represent an offer from UBS providing us with the right to require UBS to purchase our ARS held through UBS at par value. To value the ARS rights, we considered the intrinsic value, time value of money, and our assessment of the credit worthiness of UBS. We exercised our ARS rights with UBS on June 30, 2010 and recorded a loss of $7 million included within investment and other income in our condensed consolidated statement of operations.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses is a reasonable approximation of fair value due to their short-term nature. Our U.S. treasuries and government sponsored agency debt securities and mortgage-backed securities are carried at fair value with fair values estimated based on quoted market prices or estimated based on quoted market prices of financial instruments with similar characteristics.

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

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  For the six month period ended June 30, 2010, there were no impairment charges related to assets that are measured on a non-recurring basis.

The table below presents intangible assets that are not subject to recurring fair value measurement at December 31, 2009 (amounts in millions):

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

Determining whether impairment has occurred requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the estimated remaining useful life over which cash flows will occur, the amount of these cash flows and the asset’s residual value, if any. For intangible assets that did not pass the recoverability test, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. Considering the characteristics of the assets being valued and the availability of information, the Company used the income approach, which presumes that the value of an asset can be estimated by the net economic benefit to be received over the estimated remaining useful life of the asset, discounted to present value. We derived the required cash flow estimates from our historical experience and our internal business plans and applied an appropriate discount rate. Based on this analysis, we recorded impairment charges of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchises intangible assets, respectively, in the quarter ended December 31, 2009 within our Activision operating segment.

8.     Operating segments and geographic region

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

Currently, we operate under three operating segments:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Sony PlayStation Portable (“PSP”) Nintendo Dual Screen (“NDS”) and Nintendo DSi handheld devices; the PC; and the Apple iPhone and  iPad . Our Activision business involves the development, marketing, and sale of products through retail channels or digital downloads, by license, or from our affiliate label program with certain third-party publishers. Activision’s products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision’s target customer base ranges from casual players to core gamers, and children to adults.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game (“MMORPG”) category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and World of Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value added service revenues); retail sales of physical “boxed” products; electronic download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

The CODM reviews segment performance exclusive of the impact of the deferred net revenues and related cost of sales, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, and integration and transaction costs. Information on the operating segments and reconciliations of total net revenues and total segment income (loss) from operations to consolidated net revenues and operating income for the three and six months ended June 30, 2010 and 2009 are presented below (amounts in millions):

	Three months ended June 30,
	2010	2009	2010	2009
	Net revenues		Income (loss) from operations
Activision	$333	$448	$(53)	$21
Blizzard	299	290	155	134
Distribution	51	63	(1)	1
Operating segments total	683	801	101	156

Reconciliation to consolidated net revenues / operating income:
Net effect from deferral of net revenues and related cost of sales	284	237	227	164
Stock-based compensation expense	—	—	(17)	(43)
Restructuring	—	—	(1)	(15)
Amortization of intangible assets and purchase price accounting related adjustments	—	—	(10)	(38)
Integration and transaction costs	—	—	—	(3)
Other*	—	—	—	(3)
Consolidated net revenues / operating income	$967	$1,038	$300	$218

	Six months ended June 30,
	2010	2009	2010	2009
	Net revenues		Income (loss) from operations
Activision	$670	$796	$(46)	$(6)
Blizzard	605	581	313	277
Distribution	122	148	(1)	4
Operating segments total	1,397	1,525	266	275

Reconciliation to consolidated net revenues / operating income:
Net effect from deferral of net revenues and related cost of sales	878	493	637	331
Stock-based compensation expense	—	—	(60)	(71)
Restructuring	—	—	(4)	(30)
Amortization of intangible assets and purchase price accounting related adjustments	—	—	(28)	(83)
Integration and transaction costs	—	—	—	(17)
Other*	—	1	—	(8)
Consolidated net revenues / operating income	$2,275	$2,019	$811	$397

Geographic information for the three and six months ended June 30, 2010 and 2009 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net revenues by geographic region:
North America	$567	$557	$1,270	$1,081
Europe	337	408	861	800
Asia Pacific	63	73	144	137
Total geographic region net revenues	967	1,038	2,275	2,018
Other*	—	—	—	1
Total consolidated net revenues	$967	$1,038	$2,275	$2,019

Net revenues by platform were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net revenues by platform:
MMORPG	$289	$324	$594	$638
Console	507	545	1,346	1,048
Hand-held	39	65	78	97
PC and other	81	41	135	87
Total platform net revenues	916	975	2,153	1,870
Distribution	51	63	122	148
Other*	—	—	—	1
Total consolidated net revenues	$967	$1,038	$2,275	$2,019

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

We did not have any single external customer that accounted for 10% or more of consolidated net revenues for the three and six months ended June 30, 2010.  We had one customer, GameStop, that accounted for 10% and 8% of consolidated net revenues for the three and six months ended June 30, 2009, respectively, and 14% of consolidated gross accounts receivable at June 30, 2009.

9.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2010 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Total

Balance at December 31, 2009	$6,964	$178	$12	$7,154
Tax benefit credited to goodwill	(6)	—	—	(6)
Foreign exchange	(1)	—	—	(1)

Balance at June 30, 2010	$6,957	$178	$12	$7,147

The tax benefit credited to goodwill represents the tax deduction resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of Activision, Inc. to the extent that the tax deduction did not exceed the fair value of those options. Conversely, to the extent that the tax deduction did exceed the fair value of those options, the tax benefit is credited to additional paid-in capital.

10.  Computation of basic/diluted earnings per common share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Numerator:
Consolidated net income	$219	$195	$600	$384
Less: Distributed earnings to common shareholders	—	—	(187)	—
Less: Distributed earnings to unvested share-based awards that participate in earnings	—	—	(2)	—
Undistributed earnings	219	195	411	384
Less: Undistributed earnings allocated to unvested share-based awards that participate in earnings	(2)	(2)	(3)	(3)
Undistributed earnings allocated to common shareholders	217	193	408	381
Add back: Distributed earnings to common shareholders	—	—	187	—
Numerator for basic and diluted earnings per common share - income available to common shareholders	217	193	595	381

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,232	1,289	1,239	1,299

Effect of potential dilutive common shares under the treasury stock method:
Employee stock options	16	43	15	46
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,248	1,332	1,254	1,345

Basic earnings per common share	$0.18	$0.15	$0.48	$0.29

Diluted earnings per common share	$0.17	$0.15	$0.47	$0.28

Our unvested restricted stock rights (including restricted stock units, restricted stock awards, and performance share awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and six months ended June 30, 2010 and 2009, we had outstanding unvested restricted stock rights with respect to 10 million shares of common stock on a weighted-average basis.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 23 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2010 and options to acquire 19 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2009 as the effect of their inclusion would be anti-dilutive.

11.  Capital transactions

Repurchase Program

On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we were able to repurchase up to $1 billion of our common stock. On July 31, 2009, our Board of Directors authorized an increase of $250 million to the stock repurchase program bringing the total authorization to $1.25 billion.  On February 10, 2010, we announced that our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock until the earlier of December 31, 2010 or a determination by our Board of Directors to discontinue the repurchase program.

In January 2010, we settled a $15 million purchase of 1.3 million shares of our common stock that we had agreed to repurchase in December 2009 pursuant to the $1.25 billion stock repurchase program, completing that program. During the six months ended June 30, 2010, we repurchased 31 million shares of our common stock for $334 million pursuant to the new $1 billion stock repurchase program.

Dividend

On February 10, 2010, Activision Blizzard’s Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010, and on April 2, 2010, we made a cash dividend payment of $187 million to such shareholders.  We intend to make dividend equivalent payments related to this cash dividend to certain holders of restricted stock rights later this year.

12.  Commitments and contingencies

At June 30, 2010, we did not have any significant changes to our commitments since December 31, 2009.  See Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2009 for more information regarding our commitments.

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

On August 21, 2009, the plaintiff filed a notice of appeal of the court’s dismissal. Appellate briefing has been completed and a hearing on the appeal occurred before a panel of the Delaware Supreme Court on January 13, 2010. The court then scheduled an additional hearing before the entire court, which occurred on March 31, 2010. On May 28, 2010, the court affirmed the lower court’s dismissal.  After this report, this matter will no longer be reported in the Company’s filings, since the only outstanding issues relate to the plaintiff’s motion for attorney’s fees.

After concluding an internal human resources inquiry into breaches of contract and insubordination by two senior employees at Infinity Ward, the Company terminated its employment of Jason West and Vince Zampella on March 1, 2010. On March 3, 2010, West and Zampella filed a complaint against the Company in Los Angeles Superior Court for breach of contract and wrongful termination, among other claims.   West and Zampella are seeking damages, including punitive damages, in excess of $36 million and declaratory relief.  On April 9, 2010, the Company filed a cross complaint against West and Zampella, asserting claims for breach of contract and fiduciary duty, among other claims.  The Company is seeking damages and declaratory relief.  The court set a trial date of May 23, 2011.  The Company has accrued and will continue to accrue appropriate amounts related to bonuses and other monies allegedly owed in connection with this matter.  At present, the Company does not expect this lawsuit to have a material impact on the Company.

In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010.  An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs.  The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims.  The plaintiffs claim that the Company failed to pay them bonuses and other compensation allegedly owed to them in an amount at least between $75 and $125 million, plus punitive damages.  The Company has not yet responded to the amended complaint.  A case management conference was held on July 9, 2010.  The court set a trial date of May 23, 2011.  The Company has accrued and will continue to accrue appropriate amounts related to bonuses and other monies allegedly owed in connection with this matter.  The Company does not expect this lawsuit to have a material impact on the Company.  During the period from March 3, 2010 through July 30, 2010, approximately 45 employees of Infinity Ward resigned from the Company.

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

Credit Facilities

Effective July 23, 2010, we terminated our unsecured credit agreement with Vivendi, the lender, which provided for a revolving credit facility of up to $475 million.

13.  Related party transactions

Treasury

Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps was $369 million at June 30, 2010. The gross notional amount of outstanding foreign exchange swaps was $120 million at December 31, 2009. A pre-tax net unrealized gain of $5 million and loss of $2 million for the three months ended June 30, 2010 and 2009, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.  A pre-tax net unrealized gain of $4 million and gain of less than $1 million for the six months ended June 30, 2010 and 2009, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

Other

Activision Blizzard has entered into various transactions and agreements, including cash management services, investor agreement, and music royalty agreements with Vivendi and its subsidiaries and affiliates. Effective July 23, 2010, we terminated our unsecured credit agreement with Vivendi, the lender, which provided for a revolving credit facility of up to $475 million.  None of these services, transactions and agreements with Vivendi and its subsidiaries and affiliates is material either individually or in the aggregate to the condensed consolidated financial statements as a whole.

14.  Recently issued accounting pronouncements

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

Business Highlights

According to The NPD Group with respect to the U.S., and Charttrack and Gfk for Europe, during the three months ended June 30, 2010:

•                  Call of Duty was the #3 best selling franchise in the U.S.;

•                  Call of Duty was the #1 best selling first-person action franchise in the U.S.;

•                  Call of Duty: Modern Warfare 2 was the #1 best selling first person action title in the U.S.; and

•                  Activision’s Call of Duty: Modern Warfare 2 and Blizzard’s World of Warcraft: Wrath of the Lich King, World of Warcraft: Battle Chest and Diablo: Battle Chest were four of the top-10 PC games in the U.S.

During the six months ended June 30, 2010:

•                  Call of Duty was the #1 best selling third-party franchise in the U.S. and Europe;

•                  Call of Duty: Modern Warfare 2 was the #1 best selling first person action title in the U.S. and Europe; and

•                  Activision Blizzard was the #2 third-party console and handheld publisher in the U.S.

Additional Highlights

The Company paid a cash dividend of $0.15 per common share on April 2, 2010 to shareholders of record at the close of business on February 22, 2010.

In addition to Call of Duty: Modern Warfare 2 map packs, we released Singularity, Transformers: War For Cybertron, Blur, Shrek Forever After, How to Train Your Dragon, and a selection of casual titles including Cabela’s Monster Buck Hunter and Zhu Zhu Pets during the first six months of 2010.

On April 29, 2010 Bungie, a developer of blockbuster game franchises, and Activision announced an exclusive 10-year alliance to bring Bungie’s next big action game universe to market.

Activision Blizzard Upcoming Product Releases

The more notable games, among other titles, upcoming for release include:

Activision Publishing:

•                  Call of Duty: Black Ops;

•                  Guitar Hero: Warriors of Rock;

•                  DJ Hero 2;

•                  Tony Hawk: SHRED;

•                  Spider-Man: Shattered Dimensions;

•                  GoldenEye 007; and

•                  Bakugan 2.

Blizzard:

•                  StarCraft II: Wings of Liberty; and

•                  World of Warcraft: Cataclysm.

Management’s Overview of Business Trends

We provide our products through both the retail channel and through electronically delivered methods.  Many of our video games that are available through retailers as physical “boxed” products such as DVDs are also available by direct digital download through the Internet (from websites that we own and others owned by third parties to which we license our products). We also offer downloadable content and add-ons to our products (e.g., map packs and additional songs). Electronically delivered content is generally offered to consumers for a one-time fee. Our subscription based services are also digitally delivered.  We continue to focus on and grow our digital download and online revenues. This has become an increasingly important part of our business. For the quarter ended June 30, 2010, our sales through digital online channels grew 23% year-over-year.

Conditions in the retail part of the industry have remained challenging for the first six months of 2010. In the U.S. and Europe, retail sales within the industry experienced combined overall decreases of 16% and 11% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, according to the NPD Group with respect to the U.S. and Charttrack and Gfk with respect to Europe.  The music and casual games genres continue to contract, with consumer demand continuing to concentrate around a few key core titles.

This concentration of retail revenues among key titles has continued as a trend in the overall interactive software industry.  According to The NPD Group, the top 10 titles accounted for 26% of the sales in the U.S. video game industry in the six months ended June 30, 2010.  Similarly, a significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games are responsible for a disproportionately high percentage of our profits. We expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. For example, our three key franchises of Call of Duty, World of Warcraft, and Guitar Hero, accounted for over 72% of our segment net revenues for the six months ended June 30, 2010.  The bulk of these revenues resulted from the Call of Duty and World of Warcraft franchises as a result of the lack of new Guitar Hero releases during the first six months of the year.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009

Net revenues:
Product sales	$643	66%	$747	72%	$1,629	72%	$1,437	71%
Subscription, licensing, and other revenues	324	34	291	28	646	28	582	29
Total net revenues	967	100	1,038	100	2,275	100	2,019	100

Costs and expenses:
Cost of sales — product costs	235	25	281	27	572	25	577	28
Cost of sales — software royalties and amortization	51	5	86	8	150	7	158	8
Cost of sales — intellectual property licenses	29	3	54	5	72	3	118	6
Cost of sales — MMORPG	52	5	51	5	106	5	103	5
Product development	104	11	123	12	247	11	240	12
Sales and marketing	126	13	118	11	182	8	201	10
General and administrative	70	7	92	9	135	6	195	10
Restructuring	—	—	15	2	—	—	30	1

Total costs and expenses	667	69	820	79	1,464	65	1,622	80

Operating income	300	31	218	21	811	35	397	20

Investment and other income, net	1	—	—	—	1	—	10	—

Income before income tax expense	301	31	218	21	812	35	407	20

Income tax expense	82	8	23	2	212	9	23	1

Net income	$219	23%	$195	19%	$600	26%	$384	19%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of the Company’s online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, integration and transaction costs, and other. Information on the operating segments and reconciliations of total net revenues and total segment income (loss) from operations to consolidated net revenues and operating income for the three and six months ended June 30, 2010 and 2009 are presented below (amounts in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Segment net revenues:
Activision	$333	$448	$(115)	$670	$796	$(126)
Blizzard	299	290	9	605	581	24
Distribution	51	63	(12)	122	148	(26)
Operating segment net revenue total	683	801	(118)	1,397	1,525	(128)

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	284	237		878	493
Other*	—	—		—	1
Consolidated net revenues	$967	$1,038		$2,275	$2,019

Segment income (loss) from operations:
Activision	$(53)	$21	$(74)	$(46)	$(6)	$(40)
Blizzard	155	134	21	313	277	36
Distribution	(1)	1	(2)	(1)	4	(5)
Operating segment income from operations total	101	156	(55)	266	275	(9)

Reconciliation to consolidated operating income:
Net effect from deferral of net revenues and related cost of sales	227	164		637	331
Stock-based compensation expense	(17)	(43)		(60)	(71)
Restructuring	(1)	(15)		(4)	(30)
Amortization of intangible assets and purchase price accounting related adjustments	(10)	(38)		(28)	(83)
Integration and transaction costs	—	(3)		—	(17)
Other*	—	(3)		—	(8)

Total consolidated operating income	$300	$218		$811	$397

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

Segment Net Revenues

Activision

Activision’s net revenues decreased for the three and six months ended June 30, 2010 as compared to the same periods in 2009 primarily due to the release of a greater number of key titles in 2009 versus 2010, and the weaker sales of games in the music and casual games genres.  We released two new intellectual properties, Blur and Singularity, in the second quarter of 2010. While establishing a new intellectual property has always been difficult, the current economic environment and market conditions made it particularly challenging for the quarter ended June 30, 2010.  The decrease was partially offset by the continued strong performance from Call of Duty: Modern Warfare 2, which was released in the fourth quarter of 2009, the launch of the Call of Duty: Modern Warfare 2 Stimulus Package map pack on Microsoft Xbox Live (“XBLive”) in the first quarter of 2010 and on PlayStation Network (“PSN”) in the second quarter of 2010, and the launch of the Call of Duty: Modern Warfare 2 Resurgence map pack on XBLive in the second quarter of 2010.

Blizzard

Blizzard’s net revenues increased for the three and six months ended June 30, 2010 as compared to the same periods in 2009 primarily due to the growth of value added services related to World of Warcraft. Value added services consist of transactions such as realm transfers, faction changes, and other character customizations within the World of Warcraft game play.

Distribution

Distribution’s net revenues decreased for the three and six months ended June 30, 2010 as compared to the same periods in 2009 primarily due to weakness in the interactive software industry in the United Kingdom (“U.K.”) resulting in lower sales from U.K. independent retailers and warehousing services.

Segment Income (Loss) from Operations

Activision

Activision’s operating income decreased for the three months ended June 30, 2010 as compared to the same period in 2009 primarily due to the release of a greater number of key titles in 2009 versus 2010, and higher product and marketing costs associated with the 2010 new releases. Partially offsetting the decrease in operating income was the continued strong performance from Call of Duty: Modern Warfare 2 and the related map packs, and the change in business mix with lower cost of sales resulting from proportionately more software sales versus peripheral sales in the music genre.

Activision’s operating loss increased for the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to the release of a greater number of key titles in 2009 versus 2010. Operating loss was further increased by higher product development costs for our slate of future titles. Partially offsetting the increase in operating loss was the continued strong performance from Call of Duty: Modern Warfare 2, the launch of the related map packs, the change in business mix with lower cost of sales resulting from proportionately more software sales versus peripheral sales in the music genre, lower marketing expenses due to timing and smaller number of releases in 2010 as compared to 2009.

Blizzard

Blizzard’s operating income increased for the three and six months ended June 30, 2010 as compared to the same periods in 2009 primarily as a result of the increase in value added service revenues.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three months ended June 30, 2010 and 2009 (amounts in millions):

	Three months ended June 30,		Increase
	2010	2009	(Decrease)
Geographic region net revenues:
North America	$567	$557	$10
Europe	337	408	(71)
Asia Pacific	63	73	(10)
Consolidated net revenues	$967	$1,038	$(71)

The change in deferred revenues by geographic region for the three months ended June 30, 2010 and 2009 was as follows (amounts in millions):

	Three months ended June 30,		Increase
	2010	2009	(Decrease)
Change in deferred revenues by geographic region:
North America	$192	$165	$27
Europe	79	69	10
Asia Pacific	13	3	10

Total impact on consolidated net revenues	$284	$237	$47

Consolidated net revenues for North America increased primarily due to the success of the Call of Duty franchise, in particular Call of Duty: Modern Warfare 2, and higher revenues from World of Warcraft’s value added services. The increase for North America was partially offset by the impact of the weaker sales of games in the music and casual game genres, and the continuing weakness of the interactive software sales in the retail channel.  Consolidated net revenues for Europe and Asia Pacific decreased primarily as a result of the continuing weakness of the interactive software industry, a decrease in sales of games in the music and casual game genres, and unfavorable foreign exchange effects. Call of Duty franchise continues to remain strong in those regions and World of Warcraft’s value added services continues to demonstrate growth as well.  The success of the Call of Duty franchise is also the primary reason that more deferred revenue was recognized in all regions during the three months ended June 30, 2010 as compared to the same period in 2009.

The following table details our consolidated net revenues by geographic region for the six months ended June 30, 2010 and 2009 (amounts in millions):

	Six months ended June 30,		Increase
	2010	2009	(Decrease)
Geographic region net revenues:
North America	$1,270	$1,081	$189
Europe	861	800	61
Asia Pacific	144	137	7
Total geographic region net revenues	2,275	2,018	257
Other	—	1	(1)

Consolidated net revenues	$2,275	$2,019	$256

The change in deferred revenues by geographic region for the six months ended June 30, 2010 and 2009 was as follows (amounts in millions):

	Six months ended June 30,		Increase
	2010	2009	(Decrease)
Change in deferred revenues by geographic region:
North America	$504	$315	$189
Europe	333	168	165
Asia Pacific	41	10	31
Total change in deferred revenues by geographic region	878	493	385
Other	—	1	(1)

Total impact on consolidated net revenues	$878	$494	$384

Consolidated net revenues increased in all regions for the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to the success of the Call of Duty franchise, in particular Call of Duty: Modern Warfare 2, and higher revenues from World of Warcraft’s value added services. The success of the Call of Duty franchise is also the primary reason that more deferred revenue was recognized during the six months ended June 30, 2010 as compared to the same period in 2009. The increase was partially offset by the impact of the weaker sales of games in the music and casual game genres, and the continuing weakness of the interactive software sales in the retail channel.

Net Revenues by Platform

The following table details our net revenues by platform and as a percentage of total consolidated net revenues for the three months ended June 30, 2010 and 2009 (amounts in millions):

	Three Months Ended	% of total consolidated	Three months ended	% of total consolidated	Increase
	June 30, 2010	net revenues	June 30, 2009	net revenues	(Decrease)

Platform net revenues:
MMORPG	$289	30%	$324	31%	$(35)
PC and other	81	8	41	4	40

Console
Sony PlayStation 3	182	19	152	15	30
Sony PlayStation 2	9	1	44	4	(35)
Microsoft Xbox 360	240	24	231	22	9
Nintendo Wii	76	8	118	11	(42)
Total console	507	52	545	52	(38)
Handheld	39	5	65	7	(26)
Total platform net revenues	916	95	975	94	(59)
Distribution	51	5	63	6	(12)
Total consolidated net revenues	$967	100%	$1,038	100%	$(71)

The change in deferred revenues by platform for the three months ended June 30, 2010 and 2009 was as follows (amounts in millions):

	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)

Change in deferred revenues by platform:
MMORPG	$—	$42	$(42)
PC and other	35	13	22

Console
Sony PlayStation 3	90	47	43
Microsoft Xbox 360	119	91	28
Nintendo Wii	40	44	(4)
Total console	249	182	67
Total impact on consolidated net revenues	$284	$237	$47

Net revenues from MMORPG decreased for the three months ended June 30, 2010 as compared to the same period in 2009 primarily as a result of lower deferred and boxed revenue recognized from the World of Warcraft: Wrath of Lich King expansion pack, which was released in the fourth quarter of 2008.  The decrease was partially offset by higher revenues from World of Warcraft’s value added services. Net revenues from PC and other, and Sony PlayStation 3 increased for the three months ended June 30, 2010 as compared to the same period in 2009 primarily as a result of the success of the Call of Duty franchise, in particular, Call of Duty: Modern Warfare 2 and its associated map packs in downloadable content formats.  Sony PlayStation 2 platform revenues continue to decline due to the aging lifecycle of the Sony PlayStation 2 platform as consumers are now almost fully transitioned to the current generation platforms. Net revenues from Nintendo Wii and Handheld decreased for the three months ended June 30, 2010 as compared to the same period in 2009 primarily as a result of the impact of the weaker sales of games in the casual game genre.  The success of the Call of Duty franchise is also the primary reason that we recognized more deferred revenue during the three months ended June 30, 2010 as compared to the same period in 2009.

The following table details our net revenues by platform and as a percentage of total consolidated net revenues for the six months ended June 30, 2010 and 2009 (amounts in millions):

	Six Months Ended	% of total consolidated	Six months ended	% of total consolidated	Increase
	June 30, 2010	net revenues	June 30, 2009	net revenues	(Decrease)

Platform net revenues:
MMORPG	$594	26%	$638	32%	$(44)
PC and other	135	7	87	4	48

Console
Sony PlayStation 3	486	22	283	14	203
Sony PlayStation 2	24	1	84	4	(60)
Microsoft Xbox 360	624	27	429	21	195
Nintendo Wii	212	9	252	13	(40)
Total console	1,346	59	1,048	52	298
Handheld	78	3	97	5	(19)
Total platform net revenues	2,153	95	1,870	93	283
Distribution	122	5	148	7	(26)
Other	—	—	1	—	(1)
Total consolidated net revenues	$2,275	100%	$2,019	100%	$256

The change in deferred revenues by platform for the six months ended June 30, 2010 and 2009 was as follows (amounts in millions):

	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)

Change in deferred revenues by platform:
MMORPG	$7	$75	$(68)
PC and other	60	30	30

Console
Sony PlayStation 3	312	118	194
Microsoft Xbox 360	399	183	216
Nintendo Wii	100	87	13
Total console	811	388	423
Other	—	1	(1)
Total impact on consolidated net revenues	$878	$494	$384

Net revenues from Sony PlayStation 3, Microsoft Xbox 360 and PC and other increased for the six months ended June 30, 2010 as compared to the same period in 2009 primarily as a result of the success of the Call of Duty franchise, in particular Call of Duty: Modern Warfare 2 and its associated map packs. This is also the primary reason that more deferred revenue was recognized during the six months ended June 30, 2010 as compared to the same period in 2009.  Net revenues from PlayStation 2, MMORPG and Nintendo Wii decreased for the six months ended June 30, 2010 as compared to the same period in 2009 due to the same reasons described above.

Costs and Expenses

Cost of Sales

The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three months ended June 30, 2010 and 2009 (amounts in millions):

	Three months		Three months
	ended June 30,	% of consolidated	ended June 30,	% of consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Product costs	$235	25%	$281	27%	$(46)
Software royalties and amortization	51	5	86	8	(35)
Intellectual property licenses	29	3	54	5	(25)
MMORPG	52	5	51	5	1

The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the six months ended June 30, 2010 and 2009 (amounts in millions):

	Six months		Six months
	ended June 30,	% of consolidated	ended June 30,	% of consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Product costs	$572	25%	$577	28%	$(5)
Software royalties and amortization	150	7	158	8	(8)
Intellectual property licenses	72	3	118	6	(46)
MMORPG	106	5	103	5	3

Total cost of sales decreased for the three and six months ended June 30, 2010 as compared to the same periods in 2009 primarily due to:

•                  The change in business mix with lower revenues, and accordingly, lower product costs, generated from the Distribution segment and lower cost of sales resulting from the shift to selling more software versus peripherals in the music genre;

•                  Lower software royalties and intellectual property license expenses due to the release of a greater number of key titles in 2009 versus 2010; and

•                  The decrease in amortization of intangible assets.

The decreases were partially offset by:

•                  The stronger performance of the Call of Duty franchise; and

•                  Recognition of more deferred cost of sales, consistent with higher recognized deferred revenues, from the prior quarters during the three months and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.

Product Development (amounts in millions)

	June 30,	% of consolidated	June 30,	% of consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Three months ended	$104	11%	$123	12%	$(19)
Six months ended	247	11	240	12	7

Product development costs decreased for the three months ended June 30, 2010 as compared to the same period in 2009 as a result of the benefits realized from headcount reductions at certain studios primarily in the first quarter of 2010 to align the Company’s resources with its upcoming product slate, and higher capitalization of costs related to upcoming title releases as they reach technological feasibility.  The decrease was partially offset by the increased product development expenses for our slate of future titles.

Product development costs increased for the six months ended June 30, 2010 as compared to the same period in 2009. The increase was primarily attributable to the increased product development expenses for our slate of future titles.  The increase was partially offset by higher capitalization of costs related to upcoming title releases.

Sales and Marketing (amounts in millions)

		% of		% of
	June 30,	consolidated	June 30,	consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Three months ended	$126	13%	$118	11%	$8
Six months ended	182	8	201	10	(19)

Sales and marketing increased for the three months ended June 30, 2010 as compared to the same period in 2009 as a result of additional marketing expenses related to the new intellectual property release of Blur in the quarter ended June 30, 2010, and the continuing marketing support for the Call of Duty: Modern Warfare 2 map packs.

Sales and marketing decreased for the six months ended June 30, 2010 as compared to the same period in 2009 as a result of a reduction in the number of major title releases and the timing of our releases in 2010 versus 2009.

General and Administrative (amounts in millions)

		% of		% of
	June 30,	consolidated	June 30,	consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Three months ended	$70	7%	$92	9%	$(22)
Six months ended	135	6	195	10	(60)

General and administrative expenses decreased for the three and six months ended June 30, 2010 as compared to the same periods in 2009. The decrease in general and administrative expenses was principally the result of favorable foreign exchange effects, the benefits realized from headcount reductions within certain administrative functions in the first quarter of 2010, and lower stock option expense. Furthermore, for the six months ended June 30, 2010, general and administrative expenses decreased as a result of integration costs incurred in the prior year due to the business combination with Vivendi Games.

Income Tax Expense (amounts in millions)

		% of		% of
	June 30,	Pretax	June 30,	Pretax	Increase
	2010	income	2009	income	(Decrease)

Three months ended	$82	27%	$23	11%	$59
Six months ended	212	26	23	6	189

The income tax expense of $82 million for the three months ended June 30, 2010 reflects an effective tax rate of 27%. The effective tax rate of 27% for the three months ended June 30, 2010 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of California research and development credits and IRC 199 domestic production deductions. The effective tax rate of 27% for the three months ended June 30, 2010 differs from the effective tax rate of 11% for the three months ended June 30, 2009 primarily due to the geographic mix in profitability and recognition of the Federal research and development tax credit. We did not record a tax benefit for federal research credits during the quarter ended June 30, 2010 since as of June 30, 2010, unlike in past years, the federal research credit extension had not yet been signed into law.

For the six months ended June 30, 2010, the tax rate is based on our projected annual effective tax rate for 2010, and also includes certain discrete tax items recorded during the period. Our tax expense of $212 million for the six months ended June 30, 2010 reflects an effective tax rate of 26% which differs from the effective tax rate of 6% for the six months ended June 30, 2009 primarily due to tax benefits recorded during the prior period related to the release of valuation allowances on foreign net operating losses and the impact of changes to California tax laws.

The overall effective income tax rate for the year could be different from the effective tax rate for the six months ended June 30, 2010 and will be dependent on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2010 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. In particular, as described above, we did not record a tax benefit during the quarter ended June 30, 2010 for federal research credits that may be reinstated and extended retroactively.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	At June 30, 2010	At December 31, 2009	Increase (Decrease)
Cash and cash equivalents	$2,214	$2,768	$(554)
Short-term investments	632	477	155
	$2,846	$3,245	$(399)

Percentage of total assets	23%	24%

	For the six months ended June 30,		Increase
	2010	2009	(Decrease)

Cash flows provided by operating activities	$201	$209	$(8)
Cash flows used in investing activities	(227)	(24)	(203)
Cash flows used in financing activities	(500)	(441)	(59)
Effect of foreign exchange rate changes	(28)	26	(54)
Net decrease in cash and cash equivalents	$(554)	$(230)	$(324)

Cash Flows from Operating Activities

For the six months ended June 30, 2010, the primary drivers of cash flows provided by operating activities included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liability, and payments to our workforce.

A significant operating use of our cash relates to our continued focus on customer service for our subscribers, and investment in software development and intellectual property licenses.  We expect that we will continue to make significant expenditures in these areas.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2010 reflect that we purchased short-term investments totaling $388 million, made capital expenditures of $39 million primarily for property and equipment, and received $188 million from maturity of investments, the majority of which consisted of our U.S. treasury and government sponsored agency debt securities.

The primary drivers of cash flows used in investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments.

Cash Flows from Financing Activities

Cash flows used in financing activities primarily reflect payment of a cash dividend of $187 million and our repurchase of 32 million shares of our common stock for $349 million under our stock repurchase programs, partially offset by $30 million of proceeds from issuance of shares of common stock to employees pursuant to stock option exercises.

On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we were able to repurchase up to $1 billion of our common stock. On July 31, 2009, our Board of Directors authorized an increase of $250 million to the stock repurchase program bringing the total authorization to $1.25 billion.  On February 10, 2010, we announced that our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock until the earlier of December 31, 2010 or a determination by our Board of Directors to discontinue the repurchase program.

In January 2010, we settled a $15 million purchase of 1.3 million shares of our common stock that we had agreed to repurchase in December 2009 pursuant to the $1.25 billion stock repurchase program, completing that program. During the six months ended June 30, 2010, we repurchased 31 million shares of our common stock for $334 million pursuant to the new $1 billion stock repurchase program.

The primary drivers of cash flows used in financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees and the public and the purchase of treasury shares.  We have not utilized debt financing as a source of cash flows.  Effective July 23, 2010, we terminated our unsecured credit agreement with Vivendi, the lender, which provided for a revolving credit facility of up to $475 million.

Other Liquidity and Capital Resources

In addition to cash flows provided by operating activities, our primary source of liquidity was $2.8 billion of cash and cash equivalents and short-term investments at June 30, 2010. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($2.9 billion at June 30, 2010) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the development, production, marketing and sale of new products, and the provision of customer service for our subscribers, to finance the acquisition of intellectual property rights for future products from third parties, and to fund our stock repurchase program.

Capital Requirements

For the year ending December 31, 2010, we anticipate total capital expenditures of approximately $140 million. Capital expenditures are expected to be primarily for computer hardware and software purchases and various corporate projects.

Off-balance Sheet Arrangements

At June 30, 2010 and December 31, 2009, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

Our Disclosure Committee, which operates under the Board-approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy (posted on our website), includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure relevant information. These quarterly reports are reviewed by certain key corporate finance executives. These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee. Finance representatives also conduct reviews with our senior management team, our internal and external counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC. Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the principal executive and financial officers review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor, and make refinements to, our disclosure controls and procedures, and our internal control over financial reporting.

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

•                  Software Development Costs and Intellectual Property Licenses

•                  Accounting for Income Taxes

•                  Fair Value Estimates

•                  Goodwill and Intangible Assets — Impairment Assessments

•                  Stock-Based Compensation

During the six months ended June 30, 2010, there were no significant changes in our critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Revenue Recognition—Multiple-Deliverable Revenue Arrangements. This update establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this update also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in such securities. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At June 30, 2010, our $2,214 million of cash and cash equivalents were comprised primarily of money market funds. At June 30, 2010, our $632 million of short-term investments included $615 million of U.S. treasury and government sponsored agency debt securities, $1 million of mortgage-backed securities, and $16 million of restricted cash. We had $23 million in auction rate securities at fair value classified as long-term investments at June 30, 2010. Most of our investment portfolio is invested in short-term or variable rate securities. Accordingly, we believe that a sharp change in interest rates would not have a material effect on our short-term investment portfolio.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Currency volatility is monitored throughout the year. To mitigate our foreign currency exchange rate exposure resulting from our foreign currency denominated monetary assets, liabilities and earnings, we periodically enter into currency derivative contracts, principally swaps and forward contracts with maturities of twelve months or less with Vivendi as our principal counterparty. We  expect to continue to use economic hedge programs in the future to reduce foreign exchange-related volatility if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item.

The gross notional amount of outstanding foreign exchange swaps was $369 million at June 30, 2010. The gross notional amount of outstanding foreign exchange swaps was $120 million at December 31, 2009. A pre-tax net unrealized gain of $5 million and loss of $2 million for the three months ended June 30, 2010, and 2009, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.  A pre-tax net unrealized gain of $4 million and gain of less than $1 million for the six months ended June 30, 2010, and 2009, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2010, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion in Note 12 to the Condensed Consolidated Financial Statements regarding legal proceedings is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended June 30, 2010, the total number of shares purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that may yet be purchased under our stock repurchase program at June 30, 2010 (amounts in millions, except the number of shares and per share data).

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2010—April 30, 2010	808,100	$11.49	808,100	$899
May 1, 2010—May 31, 2010	15,805,640	10.73	15,805,640	729
June 1, 2010—June 30, 2010	5,939,216	10.70	5,939,216	666
Total	22,552,956	10.75	22,552,956

(1)  Purchases were made pursuant to the stock repurchase program authorized by our Board of Directors and announced on February 10, 2010, pursuant to which we may repurchase up to $1 billion of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, until the earlier of December 31, 2010 or a determination by our Board of Directors to discontinue the repurchase program.  We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors. We may suspend or discontinue the stock repurchase program at any time.

Item 6.  Exhibits

The exhibits listed on the accompanying index to exhibits are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 6, 2010

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

3.3		Amended and Restated By-Laws of Activision Blizzard, Inc., as amended and restated as of February 2, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 5, 2010).

10	.1*	Notice of Stock Option Award, dated as of May 10, 2010, to Thomas Tippl.

10	.2*	Notice of Restricted Share Unit Award, dated as of May 10, 2010, to Thomas Tippl.

10	.3*	Notice of Performance Share Award, dated as of May 10, 2010, to Thomas Tippl.

10	.4*	Activision Blizzard, Inc. 2008 Amended and Restated Incentive Plan, as amended and restated as of June 3, 2010.

10	.5*	Amended and Restated Non-Affiliated Director Compensation Program and Director Stock Ownership Guidelines, as amended and restated as of June 3, 2010.

31.1		Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS	XBRL Instance Document.

101	.SCH	XBRL Taxonomy Extension Schema Document.

101	.CAL	XBRL Taxonomy Calculation Linkbase Document.

101	.LAB	XBRL Taxonomy Label Linkbase Document.

101	.PRE	XBRL Taxonomy Presentation Linkbase Document.

101	.DEF	XBRL Taxonomy Extension Definition Document.

*Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and June 30, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009; (iv) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2010; and (v) Notes to Condensed Consolidated Financial Statements.