Form 10-Q
period 2010-09-30
Activision Blizzard, Inc.
filed 2010-11-05
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares of the registrant’s Common Stock outstanding at October 29, 2010 was 1,206,030,404.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “outlook,” “plan,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “to be,” “upcoming,” “will,” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only at the date on which this Quarterly Report on Form 10-Q was first filed. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, the seasonal and cyclical nature of the interactive game market, Activision Blizzard’s ability to predict consumer preferences among competing hardware platforms, possible declines in software pricing, product returns and price protection, product delays, retail acceptance of Activision Blizzard’s products, adoption rate and availability of new hardware (including peripherals) and related software, industry competition, including from used games, and from other forms of entertainment, litigation risks and associated costs, rapid changes in technology, industry standards, business models, including online and used games and consumer preferences including interest in specific genres such as music, first-person action and massively multiplayer online games, protection of proprietary rights, maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality “hit” titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, and the identification of suitable future acquisition opportunities, and potential challenges associated with geographic expansion, and the other factors identified in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At September 30,	At December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,123	$2,768
Short-term investments	726	477
Accounts receivable, net of allowances of $203 million and $317 million at September 30, 2010 and December 31, 2009, respectively	246	739
Inventories	258	241
Software development	248	224
Intellectual property licenses	26	55
Deferred income taxes, net	419	498
Other current assets	102	327
Total current assets	4,148	5,329

Long-term investments	23	23
Software development	37	10
Intellectual property licenses	36	28
Property and equipment, net	169	138
Other assets	14	9
Intangible assets, net	566	618
Trademark and trade names	433	433
Goodwill	7,144	7,154
Total assets	$12,570	$13,742

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$238	$302
Deferred revenues	622	1,426
Accrued expenses and other liabilities	533	779
Total current liabilities	1,393	2,507
Deferred income taxes, net	231	270
Other liabilities	200	209
Total liabilities	1,824	2,986

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,376,067,589 and 1,364,117,675 shares issued at September 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	12,313	12,376
Less: Treasury stock, at cost, 170,214,263 and 113,686,498 at September 30, 2010 and December 31, 2009, respectively	(1,848)	(1,235)
Retained earnings (accumulated deficit)	290	(361)
Accumulated other comprehensive loss	(9)	(24)
Total shareholders’ equity	10,746	10,756
Total liabilities and shareholders’ equity	$12,570	$13,742

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues
Product sales	$397	$411	$2,025	$1,848
Subscription, licensing, and other revenues	348	292	994	874
Total net revenues	745	703	3,019	2,722

Costs and expenses
Cost of sales — product costs	194	185	765	762
Cost of sales — software royalties and amortization	61	54	211	212
Cost of sales — intellectual property licenses	33	45	105	163
Cost of sales — massively multi-player online role-playing game (“MMORPG”)	61	55	168	158
Product development	119	122	366	362
Sales and marketing	111	128	294	329
General and administrative	111	106	245	301
Restructuring	—	(1)	—	29
Total costs and expenses	690	694	2,154	2,316

Operating income	55	9	865	406

Investment and other income, net	14	11	15	21

Income before income tax expense	69	20	880	427

Income tax expense	18	5	229	28

Net income	$51	$15	$651	$399

Earnings per common share
Basic	$0.04	$0.01	$0.53	$0.31
Diluted	$0.04	$0.01	$0.52	$0.30

Weighted-average shares outstanding
Basic	1,212	1,271	1,230	1,289
Diluted	1,227	1,297	1,245	1,320

Dividends per common share	$—	$—	$0.15	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$651	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	51	(70)
Depreciation and amortization	97	187
Gain on auction rate securities (“ARS”) classified as trading securities	(7)	(3)
Loss on ARS rights from UBS	7	3
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	182	192
Stock-based compensation expense (2)	94	109
Tax (shortfall) benefit from employee stock option exercises	—	(1)
Excess tax benefits from stock option exercises	(11)	(68)
Changes in operating assets and liabilities:
Accounts receivable	471	748
Inventories	(19)	(89)
Software development and intellectual property licenses	(238)	(229)
Other assets	218	53
Deferred revenues	(810)	(452)
Accounts payable	(60)	(39)
Accrued expenses and other liabilities	(243)	(370)
Net cash provided by operating activities	383	370

Cash flows from investing activities:
Proceeds from maturities of investments	473	9
Proceeds from sale of available-for-sale investments	—	2
Payment of contingent consideration	(4)	—
Purchases of short-term investments	(681)	(228)
Capital expenditures	(76)	(41)
(Increase) decrease in restricted cash	(35)	(40)
Net cash used in investing activities	(323)	(298)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	54	63
Repurchase of common stock	(613)	(834)
Dividends paid	(187)	—
Excess tax benefits from stock option exercises	11	68
Net cash used in financing activities	(735)	(703)

Effect of foreign exchange rate changes on cash and cash equivalents	30	33

Net (decrease) increase in cash and cash equivalents	(645)	(598)

Cash and cash equivalents at beginning of period	2,768	2,958

Cash and cash equivalents at end of period	$2,123	$2,360

(1)	Excludes deferral and amortization of stock-based compensation expense.
(2)	Includes the net effects of capitalization, deferral, and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2010

(Unaudited)

(Amounts in millions)

						Retained	Accumulated
			Additional			Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit)	Loss	Equity

Balance at December 31, 2009	1,364	$—	$12,376	(114)	$(1,235)	$(361)	$(24)	$10,756

Components of comprehensive income:
Net income	—	—	—	—	—	651	—	651
Foreign currency translation adjustment	—	—	—	—	—	—	15	15
Total comprehensive income								666
Issuance of common stock pursuant to employee stock options and restricted stock rights	12	—	54	—	—	—	—	54
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	72	—	—	—	—	72
Dividends ($0.15 per common share)	—	—	(189)	—	—	—	—	(189)
Shares repurchased	—	—	—	(56)	(613)	—	—	(613)

Balance at September 30, 2010	1,376	$—	$12,313	(170)	$(1,848)	$290	$(9)	$10,746

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

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.” Vivendi owned approximately 60% of Activision Blizzard’s outstanding common stock at September 30, 2010.

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

2.     Inventories

Our inventories consist of the following (amounts in millions):

	At September 30, 2010	At December 31, 2009
Finished goods	$212	$201
Purchased parts and components	46	40

	$258	$241

3.     Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At September 30, 2010
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$173	$(75)	$98
Game engines	2 - 5 years	61	(44)	17
Internally developed franchises	11 - 12 years	574	(129)	445
Favorable leases	1 - 4 years	5	(4)	1
Distribution agreements	4 years	18	(13)	5
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$1,264	$(265)	$999

	At December 31, 2009
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$173	$(65)	$108
Developed software	1 - 2 years	288	(288)	—
Game engines	2 - 5 years	61	(33)	28
Internally developed franchises	11 - 12 years	574	(101)	473
Favorable leases	1 - 4 years	5	(4)	1
Distribution agreements	4 years	18	(10)	8
Other intangibles	0 - 2 years	5	(5)	—
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$1,557	$(506)	$1,051

Amortization expense of intangible assets was $21 million and $50 million for the three and nine months ended September 30, 2010, respectively.  Amortization expense of intangible assets was $39 million and $129 million for the three and nine months ended September 30, 2009, respectively.

The gross carrying amount as of September 30, 2010 and December 31, 2009 in the tables above reflect a new cost basis for license agreements, game engines and internally developed franchises due to impairment charges taken for the year ended December 31, 2009.  The new cost basis includes the original gross carrying amount, less accumulated amortization and impairment charges of the impaired assets as of December 31, 2009.

At September 30, 2010, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2010 (remaining three months)	$74
2011	113
2012	94
2013	67
2014	50
Thereafter	168

Total	$566

4.     Income taxes

The income tax expense of $18 million for the three months ended September 30, 2010 reflects an effective tax rate of 26%. The effective tax rate of 26% for the three months ended September 30, 2010 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of California research and development credits and IRC 199 domestic production deductions. We did not record a tax benefit for federal research credits during the quarter ended September 30, 2010 since, as of September 30, 2010, the federal research credit had not yet been approved for use in 2010.

For the nine months ended September 30, 2010, the tax rate is based on our projected annual effective tax rate for 2010, and also includes certain discrete tax items recorded during the period. Our tax expense of $229 million for the nine months ended September 30, 2010 reflects an effective tax rate of 26% which differs from the effective tax rate of 7% for the nine months ended September 30, 2009 primarily due to tax benefits recorded during the prior period related to the release of valuation allowances on foreign net operating losses and the impact of changes to California tax laws.

5.     Software development and intellectual property licenses

The following table summarizes the components of our software development and intellectual property licenses (amounts in millions):

	At	At
	September 30,	December 31,
	2010	2009
Internally developed software costs	$182	$182
Payments made to third-party software developers	103	52
Total software development costs	$285	$234

Intellectual property licenses	$62	$83

Amortization, write-offs and impairments are comprised of the following (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization of capitalized software development costs and intellectual property licenses	$50	$41	$217	$210
Write-offs and impairments	1	2	16	2

6.     Comprehensive income and accumulated other comprehensive loss

Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2010 and 2009 were as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$51	$15	$651	$399

Other comprehensive income:
Foreign currency translation adjustment	48	9	15	38
Other comprehensive income	48	9	15	38

Comprehensive income	$99	$24	$666	$437

The components of accumulated other comprehensive loss at September 30, 2010 and December 31, 2009 were as follows (amounts in millions):

	At	At
	September 30,	December 31,
	2010	2009
Foreign currency translation adjustment	$(7)	$(22)
Unrealized depreciation on investments, net of deferred income taxes of $(1) and $(2) for September 30, 2010 and December 31, 2009	(2)	(2)
Accumulated other comprehensive loss	$(9)	$(24)

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

		Fair Value Measurements at
		September 30, 2010 Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
	As of	Financial	Observable	Unobservable
	September 30,	Instruments	Inputs	Inputs	Balance Sheet
	2010	(Level 1)	(Level 2)	(Level 3)	Classification
Financial assets:
Money market funds	$1,826	$1,826	$—	$—	Cash and cash equivalents
U.S. treasuries with original maturities of three months or less	200	200	—	—	Cash and cash equivalents
Mortgage backed securities	1	—	1	—	Short-term investments
U.S. treasuries and government sponsored agency debt securities	658	658	—	—	Short-term investments
ARS held through Morgan Stanley Smith Barney LLC	23	—	—	23	Long-term investments
Foreign exchange contract derivatives	3	—	3	—	Other assets—current
Total financial assets at fair value	$2,711	$2,684	$4	$23
Financial liabilities:
Other financial liability	$(10)	$—	$—	$(10)	Other liabilities—current
Total financial liabilities at fair value	$(10)	$—	$—	$(10)

		Fair Value Measurements at
		December 31, 2009 Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
	As of	Financial	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs	Balance Sheet
	2009	(Level 1)	(Level 2)	(Level 3)	Classification
Financial assets:
Money market funds	$2,304	$2,304	$—	$—	Cash and cash equivalents
Mortgage backed securities	2	—	2	—	Short-term investments
ARS held through UBS	54	—	—	54	Short-term investments
U.S. government sponsored agency debt securities	389	389	—	—	Short-term investments
ARS held through Morgan Stanley Smith Barney LLC	23	—	—	23	Long-term investments
ARS rights from UBS (a)	7	—	—	7	Other assets—current
Total financial assets at fair value	$2,779	$2,693	$2	$84
Financial liabilities:
Other financial liability	$(23)	$—	$—	$(23)	Other liabilities—current
Total financial liabilities at fair value	$(23)	$—	$—	$(23)

(a)           Auction Rate Securities (“ARS”) rights from UBS represent an offer from UBS providing us with the right to require UBS to purchase our ARS held through UBS at par value. To value the ARS rights, we considered the intrinsic value, time value of money, and our assessment of the credit worthiness of UBS. We exercised our ARS rights with UBS on June 30, 2010.

Other financial liability represents the earn-out liability from a previous acquisition. The earn-out liability was recorded at fair value at the date of the Business Combination, as it will be settled by a variable number of shares of our common stock based on the average of the closing prices on each of the five business days immediately preceding issuance of the shares. When estimating the fair value, we considered our projection of revenues from the related titles under the earn-out provisions.  For the nine months ended September 30, 2010, there was a $13 million decrease in our fair value estimate of this financial liability, which was recorded in investment and other income, net.

The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at September 30, 2010:

	Level 3
			Total
			financial
		ARS rights	assets at
	ARS	from UBS	fair	Other financial
	(a)	(b)	value	liabilities
Balance at January 1, 2010	$77	$7	$84	$(23)
Total gains or (losses) (realized/unrealized) included in investment and other income, net	7	(7)	—	13
Purchases or acquired sales, issuances and settlements	(61)	—	(61)	—
Balance at September 30, 2010	$23	$—	$23	$(10)

The amount of total gains or (losses) for the period included in investment and other income, net attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2010	$—	$—	$—	$13

The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at September 30, 2009:

	Level 3
			Total
			financial
		ARS rights	assets at
	ARS	from UBS	fair	Other financial
	(a)	(b)	value	liabilities
Balance at January 1, 2009	$78	$10	$88	$(31)
Total gains or (losses) (realized/unrealized) included in investment and other income, net	2	(3)	(1)	8
Purchases or acquired sales, issuances and settlements	(4)	—	(4)	—
Balance at September 30, 2009	$76	$7	$83	$(23)

The amount of total gains or (losses) for the period included in investment and other income, net attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2009	$2	$(3)	$(1)	$8

(a)           Fair value measurements have been estimated using an income-approach model (specifically, discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represent 1% of our financial assets measured at fair value on a recurring basis at September 30, 2010.

In June 2010, we sold the remainder of our ARS held with UBS at par and recognized a gain of $7 million included within investment and other income, net in our condensed consolidated statement of operations.

(b)           ARS rights from UBS represented an offer from UBS providing us with the right to require UBS to purchase our ARS held through UBS at par value. To value the ARS rights, we considered the intrinsic value, time value of money, and our assessment of the credit worthiness of UBS. We exercised our ARS rights with UBS on June 30, 2010 and recorded a loss of $7 million included within investment and other income in our condensed consolidated statement of operations.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses is a reasonable approximation of fair value due to their short-term nature. Our U.S. treasuries and government-sponsored agency debt securities and mortgage-backed securities are carried at fair value with fair values estimated based on quoted market prices or estimated based on quoted market prices of financial instruments with similar characteristics.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. To mitigate our risk from foreign currency fluctuations we periodically enter into currency derivative contracts, principally swaps and forward contracts with maturities of twelve months or less, with Vivendi as our principal counterparty. We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these forward contracts or swaps as hedging instruments.  Accordingly, we report the fair value of these contracts in our condensed consolidated balance sheet with changes in fair value recorded in our condensed consolidated statement of operations. The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  For the nine-month period ended September 30, 2010, there were no impairment charges related to assets that are measured on a non-recurring basis.

The table below presents intangible assets that are not subject to recurring fair value measurement at December 31, 2009 (amounts in millions):

Fair Value Measurements at
December 31, 2009 Using
Quoted
Prices in
Active
		Markets for	Significant
		Identical	Other	Significant
	As of	Financial	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)	Total Losses
Non-financial assets:
Intangible assets, net	$278	$—	$—	$278	$409
Total non-financial assets at fair value	$278	$—	$—	$278	$409

In the fourth quarter of 2009, with the franchise and industry results of the holiday season, our outlook for the console platforms was significantly revised. With the continued economic downturn within our industry in 2009 and the change in the buying habits of casual consumers, we reassessed our overall expectations as of December 31, 2009. We considered these economic changes during our 2010 planning process conducted during the months of November and December 2009, which resulted in a strategy change to focus on fewer title releases in the casual and music genres. As we consider this a triggering event, we updated our future projected revenues streams for certain franchises in the casual games and music genres. We performed recoverability and, where applicable, impairment tests on the related intangible assets in accordance with ASC Subtopic 360-10.

Determining whether impairment has occurred requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the estimated remaining useful life over which cash flows will occur, the amount of these cash flows and the asset’s residual value, if any. For intangible assets that did not pass the recoverability test, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. Considering the characteristics of the assets being valued and the availability of information, we used the income approach, which presumes that the value of an asset can be estimated by the net economic benefit to be received over the estimated remaining useful life of the asset, discounted to present value. We derived the required cash flow estimates from our historical experience and our internal business plans and applied an appropriate discount rate. Based on this analysis, we recorded impairment charges of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchises intangible assets, respectively, in the quarter ended December 31, 2009 within our Activision operating segment.

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

Currently, we operate under three operating segments:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Sony PlayStation Portable (“PSP”), Nintendo Dual Screen (“NDS”) and Nintendo DSi handheld devices; the PC; and the Apple iPhone and iPad. Our Activision business involves the development, marketing, and sale of products through retail channels or digital downloads, by license, or from our affiliate label program with certain third-party publishers. Activision’s products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision’s target customer base ranges from casual players to core gamers, and from children to adults.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game (“MMORPG”) category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and World of Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value added service revenues such as realm transfers, faction changes, and other character customizations within the World of Warcraft game play); retail sales of physical “boxed” products; electronic download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, integration and transaction costs, and other. Information on the operating segments and reconciliations of total net revenues and total segment income (loss) from operations to consolidated net revenues and operating income for the three and nine months ended September 30, 2010 and 2009 are presented below (amounts in millions):

	Three Months Ended September 30,
	2010	2009	2010	2009
			Income (loss) from
	Net Revenues		operations
Activision	$314	$415	$(43)	$(43)
Blizzard	481	286	246	116
Distribution	62	54	1	2
Operating segments total	857	755	204	75

Reconciliation to consolidated net revenues / operating income:
Net effect from deferral of net revenues and related cost of sales	(112)	(52)	(97)	9
Stock-based compensation expense	—	—	(34)	(36)
Restructuring	—	—	—	1
Amortization of intangible assets and purchase price accounting related adjustments	—	—	(18)	(33)
Integration and transaction costs	—	—	—	(7)
Consolidated net revenues / operating income	$745	$703	$55	$9

	Nine Months Ended September 30,
	2010	2009	2010	2009
			Income (loss) from
	Net Revenues		operations
Activision	$983	$1,211	$(88)	$(49)
Blizzard	1,086	867	559	393
Distribution	185	202	(1)	6
Operating segments total	2,254	2,280	470	350

Reconciliation to consolidated net revenues / operating income:
Net effect from deferral of net revenues and related cost of sales	765	441	539	341
Stock-based compensation expense	—	—	(94)	(107)
Restructuring	—	—	(3)	(29)
Amortization of intangible assets and purchase price accounting related adjustments	—	—	(47)	(117)
Integration and transaction costs	—	—	—	(24)
Other*	—	1	—	(8)
Consolidated net revenues / operating income	$3,019	$2,722	$865	$406

Geographic information for the three and nine months ended September 30, 2010 and 2009 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues by geographic region:
North America	$406	$378	$1,675	$1,458
Europe	281	287	1,142	1,088
Asia Pacific	58	38	202	175
Total geographic region net revenues	745	703	3,019	2,721
Other*	—	—	—	1
Total consolidated net revenues	$745	$703	$3,019	$2,722

Net revenues by platform were as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues by platform:
MMORPG	$289	$306	$890	$952
Console	298	286	1,642	1,334
Hand-held	23	30	101	127
PC and other	73	27	201	106
Total platform net revenues	683	649	2,834	2,519
Distribution	62	54	185	202
Other*	—	—	—	1
Total consolidated net revenues	$745	$703	$3,019	$2,722

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

We did not have any single external customer that accounted for 10% or more of net revenues for either of the three or nine months ended September 30, 2010 or 2009.

9.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2010 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Total

Balance at December 31, 2009	$6,964	$178	$12	$7,154
Tax benefit credited to goodwill	(10)	—	—	(10)

Balance at September 30, 2010	$6,954	$178	$12	$7,144

The tax benefit credited to goodwill represents the tax deduction resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of Activision, Inc., to the extent that the tax deduction did not exceed the fair value of those options. Conversely, to the extent that the tax deduction did exceed the fair value of those options, the tax benefit is credited to additional paid-in capital.

10.  Computation of basic/diluted earnings per common share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Numerator:
Consolidated net income	$51	$15	$651	$399
Less: Distributed earnings to common shareholders	—	—	(187)	—
Less: Distributed earnings to unvested share-based awards that participate in earnings	—	—	(2)	—
Undistributed earnings	51	15	462	399
Less: Undistributed earnings allocated to unvested share-based awards that participate in earnings	—	—	(4)	(3)
Undistributed earnings allocated to common shareholders	51	15	458	396
Add back: Distributed earnings to common shareholders	—	—	187	—
Numerator for basic and diluted earnings per common share - income available to common shareholders	51	15	645	396

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,212	1,271	1,230	1,289

Effect of potential dilutive common shares under the treasury stock method: Employee stock options	15	26	15	31
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,227	1,297	1,245	1,320

Basic earnings per common share	$0.04	$0.01	$0.53	$0.31

Diluted earnings per common share	$0.04	$0.01	$0.52	$0.30

Our unvested restricted stock rights (including restricted stock units and restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and nine months ended September 30, 2010, we had outstanding unvested restricted stock rights with respect to 11 million shares of common stock on a weighted-average basis.  For the three and nine months ended September 30, 2009, we had outstanding unvested restricted stock rights with respect to 10 million shares of common stock on a weighted-average basis.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 25 million and 24 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2010, respectively, and options to acquire 18 million shares and 19 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2009, respectively, as the effect of their inclusion would be anti-dilutive.

11. Capital transactions

Repurchase Program

On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program (the “2008-2009 Stock Repurchase Program”) under which we were authorized to repurchase up to $1 billion of our common stock. On July 31, 2009, our Board of Directors authorized an increase of $250 million to the 2008-2009 Stock Repurchase Program bringing the total authorization to $1.25 billion.  On February 10, 2010, we announced that our Board of Directors authorized a new stock repurchase program (the “2010 Stock Repurchase Program”)  under which we may repurchase up to $1 billion of our common stock until the earlier of December 31, 2010 or a determination by our Board of Directors to discontinue the repurchase program.

In January 2010, we settled a $15 million purchase of 1.3 million shares of our common stock that we had agreed to repurchase in December 2009 pursuant to the 2008-2009 Stock Repurchase Program, completing that program. During the nine months ended September 30, 2010, we have repurchased 55 million shares of our common stock for $598 million pursuant to the 2010 Stock Repurchase Program.

Dividend

On February 10, 2010, Activision Blizzard’s Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010, and on April 2, 2010, we made a cash dividend payment of $187 million to such shareholders. On October 22, 2010, the Company made dividend equivalent payments of $2 million related to this cash dividend to the holders of restricted stock units.

12.  Commitments and contingencies

At September 30, 2010, we did not have any significant changes to our commitments since December 31, 2009.  See Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2009 for more information regarding our commitments.

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

In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010 (Alderman et al. v. Activision Publishing, Inc. et al).  An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs.  On October 5, 2010, five plaintiffs, all current employees of Infinity Ward, filed dismissals without prejudice.  There are currently 40 plaintiffs in the case.  The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims.  The plaintiffs claim that the Company failed to pay them bonuses and other compensation allegedly owed to them in an amount at least between $75 and $125 million, plus punitive damages.  On October 12, 2010, the court consolidated this matter with the West and Zampella matter.

On August 10, 2010, the Company filed a demurrer to various causes of action in the amended Alderman complaint.  On October 15, 2010, the court overruled the demurrer with respect to all causes of action other than conversion, for which it was sustained.  The court gave the Alderman plaintiffs 20 days to further amend the complaint. Discovery is proceeding.

The trial date for the consolidated cases is set for May 23, 2011.

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

13.  Related party transactions

Treasury

Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps was $401 million at September 30, 2010. The gross notional amount of outstanding foreign exchange swaps was $120 million at December 31, 2009. A pre-tax net unrealized loss of $1 million and gain of $3 million for the three and nine months ended September 30, 2010, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

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

14.  Recently issued accounting pronouncements

In October 2009, the FASB issued an update to Revenue Recognition—Multiple-Deliverable Revenue Arrangements. This update establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this update also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this update to have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued an update to Software—Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and excludes these products from the scope of current software revenue guidance. The new guidance will include factors to help companies determine which software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple- deliverables. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  We do not expect the adoption of this update to have a material impact on our condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), console, and handheld game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international publisher of interactive software products and peripherals. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Sony PlayStation Portable (“PSP”), Nintendo Dual Screen (“NDS”) and Nintendo DSi handheld devices; the PC; and the Apple iPhone and iPad. Our Activision business involves the development, marketing, and sale of products through retail channels or digital downloads, by license, or from our affiliate label program with certain third-party publishers. Activision’s products cover diverse game categories including action/adventure, action sports, racing, role-playing, simulation, first-person action, music, and strategy. Activision’s target customer base ranges from casual players to core gamers, and from children to adults.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game (“MMORPG”) category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and World of Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value added service revenues such as realm transfers, faction changes, and other character customizations within the World of Warcraft game play); retail sales of physical “boxed” products; electronic download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware

The significant factors impacting our business environment are discussed below. For additional discussion refer to the “Business Overview” section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Business Highlights

According to The NPD Group with respect to the U.S., and Charttrack and Gfk for Europe, during the three months ended September 30, 2010:

•      Activision’s Call of Duty and Blizzard’s StarCraft were two of the top-10 best selling franchises in the U.S. and Europe;

•      StarCraft II: Wings of Liberty was the #4 best selling title overall, and the #1 best selling PC title in the U.S. and Europe;

•      Activision Blizzard was the #2 third party publisher and the #1 PC publisher in the U.S. and Europe;

and, during the nine months ended September 30, 2010:

•      Call of Duty was the #1 best selling third-party franchise in the U.S. and Europe; and

•      StarCraft II: Wings of Liberty was the #1 best selling PC title in the U.S. and Europe.

During the third quarter ended September 30, 2010, Blizzard Entertainment announced that the subscriber base for World of Warcraft had exceeded 12 million players worldwide.

Product Release Highlights

The following games, among other titles, were released during the nine months ended September 30, 2010:

Activision Publishing:

•                  Guitar Hero: Warriors of Rock

•                  Spider-Man: Shattered Dimensions

•                  Call of Duty: Modern Warfare 2 map packs

•                  Singularity

•                  Transformers: War For Cybertron

•                  Blur

•                  Shrek Forever After

•                  How to Train Your Dragon

•                  Cabela’s Monster Buck Hunter

•                  Zhu Zhu Pets

Blizzard Entertainment:

•                  StarCraft II: Wings of Liberty

On August 31, 2010, Blizzard Entertainment and NetEase.com Inc. launched World of Warcraft: Wrath of the Lich King, the second expansion for World of Warcraft, in mainland China.

Activision Blizzard Upcoming Product Releases

The more notable games upcoming for release in the fourth quarter of 2010 include:

Activision Publishing:

•                  Call of Duty: Black Ops

•                  GoldenEye 007

•                  James Bond 007: Bloodstone

•                  DJ Hero 2

•                  Bakugan: Defenders of the Core

•                  Cabela’s Dangerous Hunts

•                  Tony Hawk: SHRED

Blizzard Entertainment:

•                  World of Warcraft: Cataclysm.

Management’s Overview of Business Trends

We provide our products through both the retail channel and through electronically delivered methods.  Many of our video games that are available through retailers as physical “boxed” products such as DVDs are also available by direct digital download through the Internet (both from websites that we own and from others owned by third parties to whom we license our products). We also offer downloadable content and add-ons to our products (e.g., map packs and additional songs). Electronically delivered content is generally offered to consumers for a one-time fee. Our subscription based services are also digitally delivered.  We continue to focus on and grow our digital download and online revenues. This has become an increasingly important part of our business. For the quarter ended September 30, 2010, our sales through digital online channels grew more than 15% year-over-year.

Conditions in the retail part of the industry have remained challenging for the first nine months of 2010. In the U.S. and Europe, retail sales within the industry experienced combined overall decreases of 8% and 10% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009, according to The NPD Group with respect to the U.S. and Charttrack and Gfk with respect to Europe.  This is driven by significant contraction in sales in the music and casual games genres, with consumer demand continuing to concentrate around a few key core titles. Sony PlayStation 3 and Microsoft Xbox 360 software retail sales experienced an increase of 17% for the first nine months of 2010 as compared to the same period in 2009, driven by the stronger performance of core titles.

This concentration of retail revenues among key core titles has continued as a trend in the overall interactive software industry.  According to The NPD Group, the top 10 titles accounted for 23% of the sales in the U.S. video game industry for the nine months ended September 30, 2010.  Similarly, a significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games are responsible for a disproportionately high percentage of our profits. We expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. For example, our four key franchises of World of Warcraft, Call of Duty, StarCraft and Guitar Hero, accounted for over 81% of our net revenues for the nine months ended September 30, 2010.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009

Net revenues:
Product sales	$397	53%	$411	58%	$2,025	67%	$1,848	68%
Subscription, licensing, and other revenues	348	47	292	42	994	33	874	32
Total net revenues	745	100	703	100	3,019	100	2,722	100

Costs and expenses:
Cost of sales — product costs	194	27	185	26	765	25	762	28
Cost of sales — software royalties and amortization	61	8	54	8	211	7	212	8
Cost of sales — intellectual property licenses	33	4	45	7	105	3	163	6
Cost of sales — MMORPG	61	8	55	8	168	6	158	6
Product development	119	16	122	17	366	12	362	13
Sales and marketing	111	15	128	18	294	10	329	12
General and administrative	111	15	106	15	245	8	301	11
Restructuring	—	—	(1)	—	—	—	29	1

Total costs and expenses	690	93	694	99	2,154	71	2,316	85

Operating income	55	7	9	1	865	29	406	15

Investment and other income, net	14	2	11	2	15	—	21	1

Income before income tax expense	69	9	20	3	880	29	427	16

Income tax expense	18	2	5	1	229	7	28	1

Net income	$51	7%	$15	2%	$651	22%	$399	15%

Operating Segment Results

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, integration and transaction costs, and other. Information on the operating segments and reconciliations of total segment net revenues and total segment income (loss) from operations to consolidated net revenues and operating income for the three and nine months ended September 30, 2010 and 2009 are presented below (amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Segment net revenues:
Activision	$314	$415	$(101)	$983	$1,211	$(228)
Blizzard	481	286	195	1,086	867	219
Distribution	62	54	8	185	202	(17)
Operating segment net revenue total	857	755	102	2,254	2,280	(26)

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	(112)	(52)		765	441
Other*	—	—		—	1
Consolidated net revenues	$745	$703		$3,019	$2,722

Segment income (loss) from operations:
Activision	$(43)	$(43)	$—	$(88)	$(49)	$(39)
Blizzard	246	116	130	559	393	166
Distribution	1	2	(1)	(1)	6	(7)
Operating segment income from operations total	204	75	129	470	350	120

Reconciliation to consolidated operating income:
Net effect from deferral of net revenues and related cost of sales	(97)	9		539	341
Stock-based compensation expense	(34)	(36)		(94)	(107)
Restructuring	—	1		(3)	(29)
Amortization of intangible assets and purchase price accounting related adjustments	(18)	(33)		(47)	(117)
Integration and transaction costs	—	(7)		—	(24)
Other*	—	—		—	(8)

Total consolidated operating income	$55	$9		$865	$406

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

Segment Net Revenues

Activision

Activision’s net revenues decreased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009.  For the three-month period, revenues decreased primarily due to the release of fewer key titles in 2010 than in 2009, and weaker sales of games in the music and casual games genres. Activision released two key titles, Guitar Hero: Warriors of Rock and Spider-Man: Shattered Dimensions, in the quarter ended September 30, 2010, whereas we released three key titles in the quarter ended September 30, 2009.  For the nine-month period, revenues decreased primarily due to the release of fewer key titles in 2010 than in 2009, weaker sales of games in the music and casual genres and limited success from new intellectual property offerings. In the first nine months of 2010, Activision released seven key titles, compared to the release of eleven key titles in the first nine months of 2009.  In addition, Blur and Singularity, two new intellectual properties that were released in the second quarter of 2010, had only limited market success.  While establishing successful new intellectual property has always been difficult, the current economic environment has made it particularly challenging in 2010. For both the three- and nine-month periods, these negative impacts on net revenues were partially offset by the continued strong performance from Call of Duty: Modern Warfare 2, which was released in the fourth quarter of 2009, the launch of the Call of Duty: Modern Warfare 2 Stimulus Package map pack on Microsoft Xbox Live (“XBLive”) in the first quarter of 2010 and on PlayStation Network (“PSN”) in the second quarter of 2010, and the launch of the Call of Duty: Modern Warfare 2 Resurgence map pack on XBLive in the second quarter of 2010 and on PSN in the third quarter of 2010.

Blizzard

Blizzard’s net revenues increased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily as a result of the release of StarCraft II: Wings of Liberty in the third quarter of 2010. Additionally, net revenues increased due to the growth in sales of value added services related to World of Warcraft, which consist of transactions such as realm transfers, faction changes, and other character customizations within the World of Warcraft game play.

Distribution

Distribution’s net revenues increased for the three months ended September 30, 2010 as compared to the same period in 2009, primarily due to stronger sales from non-retail distribution customers.

Distribution’s net revenues decreased for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to weakness in the interactive software industry in the United Kingdom (“U.K.”) resulting in lower sales from U.K. independent retailers and warehousing services.

Segment Income (Loss) from Operations

Activision

Activision’s operating loss for the three months ended September 30, 2010 was equivalent to the operating loss for the same period in 2009. The decrease in net revenues described above was offset by a positive shift in the sales mix of higher-margin products, a decrease in sales and marketing expenses, and savings realized from headcount reductions within certain administrative functions in the first quarter of 2010.

Activision’s operating loss increased for the nine months ended September 30, 2010 as compared to the same period in 2009 due to the lower revenues as discussed above from the release of fewer titles in 2010 than in 2009 and weaker sales of games in the music and casual games, along with limited market success on the two new intellectual properties, Blur and Singularity.  These impacts were partially offset by a positive shift in the sales mix of higher-margin products and lower sales and marketing expenses.

Blizzard

Blizzard’s operating income increased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily as a result of the release of StarCraft II: Wings of Liberty in the third quarter of 2010 and the increase in sales of value added services.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three months ended September 30, 2010 and 2009 (amounts in millions):

	Three Months Ended September 30,		Increase
	2010	2009	(Decrease)
Geographic region net revenues:
North America	$406	$378	$28
Europe	281	287	(6)
Asia Pacific	58	38	20
Consolidated net revenues	$745	$703	$42

The (increase) / decrease in deferred revenues by geographic region for the three months ended September 30, 2010 and 2009 was as follows (amounts in millions):

	Three Months Ended September 30,		(Increase)
	2010	2009	Decrease
(Increase)/decrease in deferred revenues by geographic region:
North America	$(41)	$(26)	$(15)
Europe	(53)	(22)	(31)
Asia Pacific	(18)	(4)	(14)
Total impact on consolidated net revenues	$(112)	$(52)	$(60)

Consolidated net revenues for North America and Asia Pacific increased primarily due to the release of StarCraft II: Wings of Liberty in the third quarter of 2010, the continued success of the Call of Duty franchise, in particular Call of Duty: Modern Warfare 2, and higher revenues from sales of World of Warcraft’s value added services. These positive impacts on net revenues for North America and Asia Pacific were partially offset by fewer title releases in 2010 as compared to 2009, and the lower sales of games in the music and casual game genres.  Consolidated net revenues for Europe decreased primarily due to lower sales of games in the music and casual games genres and  unfavorable effects of foreign exchange rates. Partially offsetting these negative impacts on net revenues for Europe was the release of StarCraft II: Wings of Liberty, the continued strength of the Call of Duty franchise and further growth in sales of World of Warcraft’s value added services.  The release of the StarCraft II: Wings of Liberty is the primary reason that more revenue was deferred in all regions during the three months ended September 30, 2010 as compared to the same period in 2009.

The following table details our consolidated net revenues by geographic region for the nine months ended September 30, 2010 and 2009 (amounts in millions):

	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)
Geographic region net revenues:
North America	$1,675	$1,458	$217
Europe	1,142	1,088	54
Asia Pacific	202	175	27
Total geographic region net revenues	3,019	2,721	298
Other	—	1	(1)
Consolidated net revenues	$3,019	$2,722	$297

The (increase) / decrease in deferred revenues by geographic region for the nine months ended September 30, 2010 and 2009 was as follows (amounts in millions):

	Nine Months Ended September 30,		(Increase)
	2010	2009	Decrease
(Increase)/decrease in deferred revenues by geographic region:
North America	$462	$287	$175
Europe	280	147	133
Asia Pacific	23	7	16
Total change in deferred revenues by geographic region	765	441	324
Other	—	1	(1)
Total impact on consolidated net revenues	$765	$442	$323

Consolidated net revenues increased in all regions for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to the release of the StarCraft II: Wings of Liberty in the third quarter of 2010, the success of the Call of Duty franchise, in particular Call of Duty: Modern Warfare 2, and higher revenues from sales of World of Warcraft’s value added services. These positive impacts on net revenues were partially offset by the impact of the weaker sales of games in the music and casual game genres, the continuing weakness of the interactive software sales in the retail channel, and unfavorable effects of foreign exchange rates.

The success of the Call of Duty franchise is the primary reason that more deferred revenue was recognized during the nine months ended September 30, 2010 as compared to the same period in 2009, partially offset by the additional deferral of revenue as a result of the release of StarCraft II: Wings of Liberty in the third quarter of 2010.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of approximately $30 million and $25 million on Activision Blizzard’s net revenues for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The change is primarily due to the strengthening of the U.S. dollar relative to the British pound and euro in 2010 compared to 2009.

Net Revenues by Platform

The following table details our net revenues by platform and as a percentage of total consolidated net revenues for the three months ended September 30, 2010 and 2009 (amounts in millions):

	Three Months Ended	% of total	Three Months Ended	% of total
	September 30,	consolidated net	September 30,	consolidated net	Increase
	2010	revenues	2009	revenues	(Decrease)

Platform net revenues:
MMORPG	$289	39%	$306	44%	$(17)
PC and other	73	10	27	4	46

Console
Sony PlayStation 3	109	15	73	10	36
Sony PlayStation 2	6	1	37	5	(31)
Microsoft Xbox 360	127	16	104	15	23
Nintendo Wii	56	8	72	10	(16)
Total console	298	40	286	40	12
Handheld	23	3	30	4	(7)
Total platform net revenues	683	92	649	92	34
Distribution	62	8	54	8	8
Total consolidated net revenues	$745	100%	$703	100%	$42

The (increase) / decrease in deferred revenues by platform for the three months ended September 30, 2010 and 2009 was as follows (amounts in millions):

	Three Months Ended September 30,		(Increase)
	2010	2009	Decrease
(Increase)/decrease in deferred revenues by platform:
MMORPG	$7	$31	$(24)
PC and other	(141)	(3)	(138)

Console
Sony PlayStation 3	5	(34)	39
Microsoft Xbox 360	26	(38)	64
Nintendo Wii	(9)	(8)	(1)
Total console	22	(80)	102
Total impact on consolidated net revenues	$(112)	$(52)	$(60)

The following table details our net revenues by platform and as a percentage of total consolidated net revenues for the nine months ended September 30, 2010 and 2009 (amounts in millions):

	Nine Months		Nine Months
	Ended	% of total	Ended	% of total
	September 30, 2010	consolidated net revenues	September 30, 2009	consolidated net revenues	Increase (Decrease)

Platform net revenues:
MMORPG	$890	29%	$952	35%	$(62)
PC and other	201	7	106	4	95

Console
Sony PlayStation 3	595	20	356	13	239
Sony PlayStation 2	29	1	121	4	(92)
Microsoft Xbox 360	751	25	533	20	218
Nintendo Wii	267	9	324	12	(57)
Total console	1,642	55	1,334	49	308
Handheld	101	3	127	5	(26)
Total platform net revenues	2,834	94	2,519	93	315
Distribution	185	6	202	7	(17)
Other	—	—	1	—	(1)
Total consolidated net revenues	$3,019	100%	$2,722	100%	$297

The (increase) / decrease in deferred revenues by platform for the nine months ended September 30, 2010 and 2009 was as follows (amounts in millions):

	Nine Months Ended September 30,		(Increase)
	2010	2009	Decrease
(Increase)/decrease in deferred revenues by platform:
MMORPG	$13	$106	$(93)
PC and other	(81)	26	(107)

Console
Sony PlayStation 3	317	84	233
Microsoft Xbox 360	425	145	280
Nintendo Wii	91	80	11
Total console	833	309	524
Other	—	1	(1)
Total impact on consolidated net revenues	$765	$442	$323

Net revenues from MMORPG decreased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily as a result of lower deferred and boxed revenue recognized from the World of Warcraft: Wrath of Lich King expansion pack, which was released in the fourth quarter of 2008.  This decrease in revenue was partially offset by higher revenues from sales of World of Warcraft’s value added services. Net revenues from PC and other increased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily as a result of the release of  StarCraft II: Wings of Liberty. Net revenues from Sony PlayStation 3 and Microsoft Xbox 360 increased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily as a result of the success of the Call of Duty franchise, in particular, Call of Duty: Modern Warfare 2 and its associated map packs in downloadable content formats.  Sony PlayStation 2 platform revenues continued to decline due to the aging lifecycle of the Sony PlayStation 2 platform as consumers are now almost fully transitioned to the current generation platforms. Net revenues from Nintendo Wii and Handheld decreased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily as a result of the impact of the weaker sales of games in the casual game genre.

PC and other had more revenue deferred as a result of the release of the StarCraft II: Wings of Liberty, whereas the success of the Call of Duty franchise is the primary reason that we recognized more deferred console revenue during the three and nine months ended September 30, 2010 as compared to the same periods in 2009.

Costs and Expenses

Cost of Sales

The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three months ended September 30, 2010 and 2009 (amounts in millions):

	Three Months Ended	% of	Three Months Ended	% of
	September 30,	consolidated	September 30,	consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Product costs	$194	27%	$185	26%	$9
Software royalties and amortization	61	8	54	8	7
Intellectual property licenses	33	4	45	7	(12)
MMORPG	61	8	55	8	6

Total cost of sales increased for the three months ended September 30, 2010 as compared to the same periods in 2009 primarily due to:

•                  The stronger performance of the Call of Duty franchise and the release of StarCraft II: Wings of Liberty;

•                  Recognition of more deferred cost of sales from prior quarters, consistent with higher recognition of deferred revenues, during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009; and

•                  Continued focus on customer service for our subscribers.

The increases were partially offset by:

•                  Lower cost of sales resulting from the shift to selling more software versus peripherals in the music genre; and

•                  Lower intellectual property license expenses due to the decrease in amortization of intangible assets.

The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the nine months ended September 30, 2010 and 2009 (amounts in millions):

	Nine Months Ended	% of	Nine Months Ended	% of
	September 30,	consolidated	September 30,	consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Product costs	$765	25%	$762	28%	$3
Software royalties and amortization	211	7	212	8	(1)
Intellectual property licenses	105	3	163	6	(58)
MMORPG	168	6	158	6	10

Total cost of sales decreased for the nine months ended September 30, 2010 as compared to the same periods in 2009 primarily due to:

•                  The change in business mix with lower revenues, and accordingly, lower product costs, generated from the Distribution segment and lower cost of sales resulting from the shift to selling more software versus peripherals in the music genre;

•                  Lower intellectual property license expenses due to the release of a greater number of key titles in 2009 versus 2010 along with the weaker sales of games in the music and casual games genres; and

•                  Additionally, lower intellectual property license expenses due to the decrease in amortization of intangible assets.

The decreases were partially offset by:

•                  The stronger performance of the Call of Duty franchise and the release of StarCraft II: Wings of Liberty;

•                  Recognition of more deferred cost of sales from prior quarters, consistent with higher recognition of deferred revenues, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009; and

•                  Continued focus on customer service for our subscribers.

Product Development (amounts in millions)

		% of		% of
	September 30,	consolidated	September 30,	consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Three Months Ended	$119	16%	$122	17%	$(3)
Nine Months Ended	366	12	362	13	4

Product development costs changed slightly for the three and nine months ended September 30, 2010 as compared to the same periods in 2009. The decrease for the three-month period resulted from slightly higher capitalization of costs in the current year for upcoming title releases.  The increase for the nine-month period was primarily attributable to increased product development expenses for our slate of future titles, and was partially offset by higher capitalization of costs related to upcoming title releases, and the benefits realized from headcount reductions at certain studios primarily in the first quarter of 2010 to align the Company’s resources with its upcoming product slate.

Sales and Marketing (amounts in millions)

		% of		% of
	September 30,	consolidated	September 30,	consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Three Months Ended	$111	15%	$128	18%	$(17)
Nine Months Ended	294	10	329	12	(35)

Sales and marketing expenses decreased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 as a result of a reduction in the number of major title releases and the timing of our releases in 2010 versus 2009, along with a strategic effort to focus 2010 marketing efforts in the fourth quarter of 2010 to correspond with the holiday season.  The decrease was partially offset by the continued marketing support for the Call of Duty franchise.

General and Administrative (amounts in millions)

		% of		% of
	September 30,	consolidated	September 30,	consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Three Months Ended	$111	15%	$106	15%	$5
Nine Months Ended	245	8	301	11	(56)

General and administrative expenses increased slightly for the three months ended September 30, 2010, as compared to the same period in 2009, primarily due to accrued bonuses.  General and administrative expenses decreased for the nine months ended September 30, 2010, as compared to the same period in 2009, principally due to favorable foreign exchange effects, integration costs incurred in the prior year due to the business combination with Vivendi Games, the benefits realized from the headcount reductions within certain administrative functions in the first quarter of 2010, and lower stock option expense.

Investment and other income, net (amounts in millions)

		% of		% of
	September 30,	consolidated	September 30,	consolidated	Increase
	2010	net revenues	2009	net revenues	(Decrease)

Three Months Ended	$14	2%	$11	2%	$3
Nine Months Ended	15	—	21	1	(6)

Investment and other income, net increased for the three months ended September 30, 2010, as compared to the same period in 2009, primarily as a result of a reduction of certain financial liabilities. Investment and other income, net decreased for the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to lower interest rates.

Income Tax Expense (amounts in millions)

		% of		% of
	September 30,	Pretax	September 30,	Pretax	Increase
	2010	income	2009	income	(Decrease)

Three Months Ended	$18	26%	$5	25%	$13
Nine Months Ended	229	26	28	7	201

The income tax expense of $18 million for the three months ended September 30, 2010 reflects an effective tax rate of 26%. The effective tax rate of 26% for the three months ended September 30, 2010 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of California research and development credits and IRC 199 domestic production deductions.  We did not record a tax benefit for federal research credits during the quarter ended September 30, 2010 since as of September 30, 2010, the federal research credit had not yet been approved for use in 2010.

For the nine months ended September 30, 2010, the tax rate is based on our projected annual effective tax rate for 2010, and also includes certain discrete tax items recorded during the period. Our tax expense of $229 million for the nine months ended September 30, 2010 reflects an effective tax rate of 26% which differs from the effective tax rate of 7% for the nine months ended September 30, 2009 primarily due to tax benefits recorded during the prior period related to the release of valuation allowances on foreign net operating losses and the impact of changes to California tax laws.

The overall effective income tax rate for the year could be different from the effective tax rate for the nine months ended September 30, 2010 and will be dependent on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2010 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. In particular, we did not record a tax benefit during the quarter ended September 30, 2010 for federal research credits that may be reinstated and extended retroactively.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At September 30, 2010	At December 31, 2009	(Decrease)
Cash and cash equivalents	$2,123	$2,768	$(645)
Short-term investments	726	477	249
	$2,849	$3,245	$(396)

Percentage of total assets	23%	24%

	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)

Cash flows provided by operating activities	$383	$370	$13
Cash flows used in investing activities	(323)	(298)	(25)
Cash flows used in financing activities	(735)	(703)	(32)
Effect of foreign exchange rate changes	30	33	(3)
Net decrease in cash and cash equivalents	$(645)	$(598)	$(47)

Cash Flows from Operating Activities

Cash flows provided by operating activities were higher for the nine months ended September 30, 2010, as compared to the same period in 2009.  For the nine months ended September 30, 2010, the primary drivers of cash flows provided by operating activities included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liabilities, and payments to our workforce.

A significant operating use of our cash relates to our continued focus on customer service for our subscribers, and investment in software development and intellectual property licenses.  We expect that we will continue to make significant expenditures in these areas.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were higher for the nine months ended September 30, 2010, as compared to the same period in 2009.  Cash flows used in investing activities during the nine months ended September 30, 2010 reflect the purchase of $681 million of short-term investments , capital expenditures of $76 million, primarily for property and equipment, and the receipt of $473 million in proceeds from maturity of investments, the majority of which consisted of U.S. treasury and government sponsored agency debt securities.

The primary drivers of cash flows used in investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments.

Cash Flows Used in Financing Activities

Cash flows used in financing activities were higher for the nine months ended September 30, 2010, as compared to the same period in 2009. Cash flows used in financing activities primarily reflect payment of a cash dividend of $187 million to holders of our common stock and our repurchase of 56 million shares of our common stock for $613 million under our stock repurchase programs, partially offset by $54 million of proceeds from issuance of shares of common stock to employees pursuant to stock option exercises.

On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program (the “2008-2009 Stock Repurchase Program”) under which we were authorized to repurchase up to $1billion of our common stock. On July 31, 2009, our Board of Directors authorized an increase of $250 million to the 2008-2009 Stock Repurchase Program bringing the total authorization to $1.25 billion.  On February 10, 2010, we announced that our Board of Directors authorized a new stock repurchase program (the “2010 Stock Repurchase Program”) under which we may repurchase up to $1 billion of our common stock until the earlier of December 31, 2010 or a determination by our Board of Directors to discontinue the repurchase program.

In January 2010, we settled a $15 million purchase of 1.3 million shares of our common stock that we had agreed to repurchase in December 2009 pursuant to the 2008-2009 Stock Repurchase Program, completing that program. During the nine months ended September 30, 2010, we have repurchased 55 million shares of our common stock for $598 million pursuant to the 2010 Stock Repurchase Program.

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

Other Liquidity and Capital Resources

In addition to cash flows provided by operating activities, our primary source of liquidity was $2.8 billion of cash and cash equivalents and short-term investments at September 30, 2010. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($2.8 billion at September 30, 2010) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the development, production, marketing and sale of new products, and the provision of customer service for our subscribers, to finance the acquisition of intellectual property rights for future products from third parties, and to fund our stock repurchase program.

Capital Expenditures

For the year ending December 31, 2010, we anticipate total capital expenditures of approximately $120 million. Through the first nine months of 2010, we have made aggregate capital expenditures of $76 million.  Capital expenditures are expected to be primarily for computer hardware and software purchases and various corporate projects.

Off-balance Sheet Arrangements

At September 30, 2010 and December 31, 2009, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

Our Disclosure Committee, which operates under the Board-approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure relevant information. These quarterly reports are reviewed by certain key corporate finance executives. These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee. Finance representatives also conduct reviews with our senior management team, our legal counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC. Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the principal executive and financial officers review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor, and make refinements to, our disclosure controls and procedures, and our internal control over financial reporting.

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

•                  Software Development Costs and Intellectual Property Licenses

•                  Accounting for Income Taxes

•                  Fair Value Estimates

•                  Goodwill and Intangible Assets — Impairment Assessments

•                  Stock-Based Compensation

During the nine months ended September 30, 2010, there were no significant changes in our critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Revenue Recognition—Multiple-Deliverable Revenue Arrangements. This update establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this update also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this update to have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued an update to Software—Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and excludes these products from the scope of current software revenue guidance. The new guidance will include factors to help companies determine which software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this update to have a material impact on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in such securities. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At September 30, 2010, our $2.12 billion of cash and cash equivalents were comprised primarily of money market funds. At September 30, 2010, our $726 million of short-term investments included $658 million of U.S. treasury and government sponsored agency debt securities, $1 million of mortgage-backed securities, and $67 million of restricted cash. We had $23 million in auction rate securities at fair value classified as long-term investments at September 30, 2010. Most of our investment portfolio is invested in short-term or variable rate securities. Accordingly, we believe that a sharp change in interest rates would not have a material effect on our short-term investment portfolio.

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

The gross notional amount of outstanding foreign exchange swaps was $401 million at September 30, 2010. The gross notional amount of outstanding foreign exchange swaps was $120 million at December 31, 2009. A pre-tax net unrealized loss of $1 million and gain of $3 million for the three and nine months ended September 30, 2010, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2010, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended September 30, 2010, the total number of shares purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that may yet be purchased under our stock repurchase program at September 30, 2010 (amounts in millions, except the number of shares and per share data).

			Total number of	Approximate dollar value
	Total number	Average	shares purchased as part	of shares that may
	of shares	price paid	of publicly announced	yet be purchased
Period	purchased (1)	per share	plans or programs (1)	under the plans or programs
July 1, 2010—July 31, 2010	—	$—	—	$666
August 1, 2010—August 31, 2010	18,052,662	10.94	18,052,662	468
September 1, 2010—September 30, 2010	6,102,300	10.76	6,102,300	402
Total	24,154,962	10.90	24,154,962

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

Date: November 5, 2010

ACTIVISION BLIZZARD, INC.

/s/ Thomas Tippl	/s/ Stephen Wereb
Thomas Tippl	Stephen Wereb
Chief Operating Officer and Chief Financial Officer	Chief Accounting Officer,
Principal Financial Officer of	Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.

EXHIBIT INDEX

Exhibit Number		Exhibit
3.1		Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 15, 2008).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009; (iv) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2010; and (v) Notes to Condensed Consolidated Financial Statements.

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