Form 10-K
period 2010-12-31
Activision Blizzard, Inc.
filed 2011-02-25
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-15839

ACTIVISION BLIZZARD, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of ncorporation or organization)	95-4803544 (I.R.S. Employer Identification No.)
3100 Ocean Park Boulevard, Santa Monica, CA (Address of principal executive offices)	90405 (Zip Code)

Registrant's telephone number, including area code: (310) 255-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.000001 per share	The NASDAQ Global Select Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's Common Stock held by non-affiliates on June 30, 2010 (based on the closing sale price of $10.49 per share as reported on the NASDAQ) was $5,230,965,691.

         The number of shares of the registrant's Common Stock outstanding at February 18, 2011 was 1,182,249,613.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the 2011 Annual Meeting of Shareholders which is expected to be held on June 2, 2011, are incorporated by reference into Part III of this Annual Report.

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

 CAUTIONARY STATEMENT

        This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as "outlook," "forecast," "will," "could," "should," "would," "to be," "plans," "believes," "may," "expects," "intends," "anticipates," "estimate," "future," "positioned," "potential," "project," "remain," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management's current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only at the date on which this Form 10-K was first filed. Some of the risk factors that could cause our actual results to differ from those stated in forward-looking statements can be found in "Risk Factors" included in Part I, Item 1A of this Report. The forward-looking statements contained herein are based upon information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Forward-looking statements believed to be true when made may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

        Activision Blizzard's names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard.

Item 1.    BUSINESS

Overview

        Activision Blizzard is a worldwide online, personal computer ("PC"), console, handheld, and mobile game publisher of interactive entertainment. Through Activision Publishing, Inc. ("Activision"), we are a leading international publisher of interactive software products and content. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment Inc. ("Sony") PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; Nintendo Dual Screen ("NDS") and Nintendo DSi ("DSi") handheld devices; the PC; the Apple iPhone ("iPhone"), the Apple iPad ("iPad") and other mobile devices. Through Blizzard Entertainment, Inc. ("Blizzard"), we are the leader in terms of subscriber base and revenues generated in the subscription-based massively multiplayer online role-playing game ("MMORPG") category.

Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net.

        Our Activision business involves the development, marketing, and sale of products through retail channels or digital downloads, by license or from our affiliate label program with certain third-party publishers. Activision is focusing its efforts in the areas we believe have the most opportunity for growth and higher profitability, and we have reduced investments in areas we believe have less profit potential and limited growth opportunities. Investments are being focused on proven intellectual properties to develop deep, high-quality content that offers engaging online multiplayer gaming experiences. During 2010, Activision released Call of Duty: Black-Ops, which set new interactive entertainment launch retail sales records with over $650 million of retail sales within five days of launch, exceeding the prior year's record-setting launch of Call of Duty: Modern Warfare 2, according to our internal estimates. The Call of Duty franchise has provided players with a sustained online gaming experience, and has established a large online gaming community. Activision has also recognized that new digital distribution channels have emerged that offer efficiency and convenience for audiences and additional profit opportunities and recurring revenue models for content creators. As such, Activision is also focused on the delivery of new digital content and online services for the Call of Duty franchise. In addition, Activision is currently developing sequels to build on the continued success of the Call of Duty franchise and we expect to expand the Call of Duty franchise into China. Activision also expects to continue to release several other titles that economically utilize key licensed intellectual properties, such as Marvel's Spider-Man and X-Men franchises, MGM/Eon's James Bond franchise, Hasbro's Transformers franchise and the long-standing Cabela's hunting franchise, among others.

        While focusing on our proven intellectual properties, we are also making strategic investments to develop new intellectual property. We have established a long-term alliance with Bungie, the developer of game franchises including Halo, Myth and Marathon, to bring Bungie's next big action game universe to market. We also expect to release Skylanders Spyro's Adventure, an innovative new game that will enable players to transport real-world toys into the virtual worlds of a video game through the use of "smart toys."

        Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and World of Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, including sales of prepaid-cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within World of Warcraft gameplay); retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II. Blizzard has released three expansion packs to World of Warcraft—World of Warcraft: The Burning Crusade, World of Warcraft: Wrath of the Lich King, and the third expansion pack, World of Warcraft: Cataclysm, which released in all regions other than China in December 2010. In August 2010, Blizzard released the second World of Warcraft expansion pack, World of Warcraft: Wrath of the Lich King, in China. Also, in July 2010, the company launched the sequel to StarCraft, StarCraft II: Wings of Liberty. In conjunction with the release of StarCraft II: Wings of Liberty, Blizzard launched a new version of its 24/7 online gaming service, Battle.net, facilitating the creation of user generated content, digital distribution and online social connectivity amongst the World of Warcraft and StarCraft players. Blizzard is currently developing a sequel in the Diablo franchise, StarCraft II's first expansion pack, Heart of the Swarm, and a new massive multiplayer online ("MMO") game.

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

Our Strategy

        Our objective is to continue to be a worldwide leader in the development, publishing, and distribution of quality interactive entertainment software, online content and services that deliver a highly satisfying entertainment experience.

        Continue to Improve Profitability.    We continually strive to manage risk and increase our operating leverage and efficiency with the goal of increased profitability. We believe the key factors affecting our future profitability will be the success of our core properties, proven franchises and genres, cost discipline, and our ability to leverage the continued growth of online and digital revenue opportunities.

        Create Shareholder Value.    We continue to focus on enhancing shareholder return through growing operating margin, maintaining a strong balance sheet and generating strong cash flows. As a result, we expect to continue to achieve long-term growth and have been able to provide value to our shareholders through stock repurchase programs and cash dividends.

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

        Focus on Delivery of Digital Content and Online Services.    We continue to shift towards digital delivery of content and to establish and develop direct and long-term relationships with our gamers. We will also continue to support, maintain and enhance World of Warcraft and Call of Duty online communities. We believe that focusing our efforts on online product innovations, such as additional online content, services and social connectivity provides lasting value enhancement to our global communities of players.

Competition

        We compete for the leisure time and discretionary spending of consumers with other video game companies, as well as with other providers of different forms of entertainment, such as motion pictures, television, social networking, online casual entertainment and music.

        The interactive entertainment industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. Our competitors vary in size from small companies with limited resources to large corporations with greater financial, marketing, and product development resources than we have. Due to their different focuses and allocation of resources, certain of our competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties, and pay more to third-party software developers. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors, and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles. We believe that the main competitive factors in the interactive entertainment industry include: product features, game quality and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; online capability and functionality; ease of use; price; marketing support; and quality of customer service.

        We compete primarily with other publishers of personal computer, online and video game console interactive entertainment software. In addition to third-party software competitors, integrated video game console hardware and software companies, such as Sony, Nintendo, and Microsoft, compete directly with us in the development of software titles for their respective platforms. In addition, certain major media companies, such as Time Warner, Inc., which have been investing in social gaming and video game products, have increased competition within the industry. Further, a number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers over the Internet, and we expect new competitors to continue to emerge in the MMORPG category. Lastly, we compete with mobile-game publishers for alternative handheld devices such as Apple's iPhone, Apple's iPad and other emerging mobile devices.

Employees

        We had approximately 7,600 total full-time and part-time employees at December 31, 2010. At December 31, 2010, approximately 138 of our full-time employees were subject to term employment agreements with us. These agreements generally commit the employees to employment terms of between one and five years from the commencement of their respective agreements. Most of the employees subject to these agreements are executive officers or key members of the product development, sales, or marketing divisions. These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors, or marketing product managers. In our experience, entering into employment agreements with these employees reduces our turnover during the development, production, and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities.

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

        We develop some of our products from wholly-owned intellectual properties that we create within our own studios. We also acquire the rights to include proprietary intellectual property in our products through acquisitions. In addition, we obtain intellectual property through licenses and service agreements. These agreements typically limit our use of the licensed rights in products for specific time periods. In addition, our products that play on game consoles and handheld platforms include technology that is owned by the console or wireless device manufacturer, and licensed non-exclusively to us for use. We also license technology from providers other than console manufacturers. While we may have renewal rights for some licenses, our business and the justification for the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

        We actively engage in enforcement and other activities to protect our intellectual property. We typically own the copyright to the software code, as well as the brand or title name trademark under which our products are marketed. We register copyrights, trademarks and patents in the United States and other countries as appropriate.

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

Operating Segments

        We operate three operating segments: (i) Activision Publishing, Inc. and its subsidiaries—publishing interactive entertainment software products and downloadable content which includes studios, assets, and titles previously included in Vivendi Games' Sierra Entertainment operating segment prior to the Business Combination ("Activision"), (ii) Blizzard Entertainment, Inc. and its subsidiaries—publishing real-time strategy, role-playing PC games and online subscription-based games in the MMORPG category ("Blizzard"), and (iii) Activision Blizzard Distribution—distributing interactive entertainment software and hardware products ("Distribution"). These three operating segments form Activision Blizzard's core operations. Activision Blizzard's non-core exit operations ("Non-Core") represent legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination, but that do not meet the criteria for separate reporting of discontinued operations. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and, consequently, we are no longer providing separate operating segment disclosure. In accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") regarding disclosures about segments of an enterprise and related information, all prior period segment information has been restated to conform to this new segment presentation.

Activision Publishing Segment ("Activision")—Business Overview

Strategy

        Create, Acquire, and Maintain Strong Franchises.    Activision focuses on development and publishing activities principally for products and content that are, or have the potential to become, franchises with sustainable mass consumer appeal and recognition. It is our experience that these products and content can then serve as the basis for sequels, prequels, and related new products and content that can be released over an extended period of time. We believe that the publishing and distribution of products and content based on proven franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. We own the highly successful intellectual property Call of Duty and intend to continue development of owned franchises in the future. We have entered into a series of strategic relationships with the owners of intellectual properties pursuant to which we have acquired the rights to publish products based on franchises such as, Hasbro Properties Group ("Hasbro"), MGM Interactive and EON Productions Ltd. ("MGM & EON"), Mattel, Inc. ("Mattel"), and Marvel Entertainment, Inc. ("Marvel"). We also have an exclusive 10-year alliance with Bungie, a developer of successful game franchises, to bring Bungie's next big action game universe to market.

        Execute Disciplined Product Selection and Development Processes.    The success of our publishing business depends, in significant part, on our ability to develop high quality games that will generate high unit volume sales. Our publishing units have implemented a formal control process for the selection, development, production, and quality assurance of our products. We apply this process, which we refer to as the "Greenlight Process," to all of our products, whether externally or internally developed. The Greenlight Process includes in-depth reviews of each project at several important stages of development by a team that includes many of our highest-ranking operating managers and coordination among our sales, marketing and development staff at each step in the process.

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

        Focused Product Offerings, Diversity in Platforms and Geographies.    We believe Activision has aligned its product offerings and cost structure to position the business for long term growth. Through our online-enabled products and content, we believe we are best positioned to take advantage of retail and digital distribution channels that allow us to deliver content to a diversity of gamers ranging from children to adults and from core gamers and mass-market consumers to "value" buyers, who seek budget-priced software, in a variety of geographies. Presently, the majority of products that we develop, publish, and distribute operate on the PS3, Xbox 360, and Wii console systems, NDS, DSi, the iPhone, iPad, and the PC. The emerging and rapidly growing online-enabled platforms, in which we will support in-game integration and bring together online experience and gameplay, will continue to be our focus. We typically offer our products for use on multiple platforms to reduce the risks associated with any single platform, leverage our costs over a larger installed hardware base, and increase unit sales. We intend to continue to offer both online and packaged software and games with localized content in different geographies.

Products

        In recent years, Activision has been best known for its success in the first-person action category from the Call of Duty original intellectual property, including the latest release, Call of Duty: Black Ops, which continues to set sell through records with over $650 million of retail sales during the first five days from launch in November 2010, according to our internal estimates. We plan on continuing to develop this franchise. Call of Duty has achieved approximately $4.2 billion life-to-date revenue and has an active global community of millions of players. Call of Duty: Black Ops, released in the fourth quarter of 2010, is also setting online usage records that illustrate the game has become one of the leading global entertainment experiences of all time. Activision also develops products spanning other genres, including first person action, action/adventure, role-playing, simulation and strategy.

        In 2011, we expect to continue to build on the success of our Call of Duty franchise. In the first quarter of calendar year 2011, Activision Publishing released Call of Duty: Black Ops First Strike, the first add-on map pack for Call of Duty: Black Ops. The map pack launched on Xbox Live on February 1, 2011 and will be available on PS3 and the PC later in the quarter. Activision is also focused on the delivery of new digital content and online services for the Call of Duty franchise. We also expect to introduce Skylanders Spyro's Adventure, an innovative new game that will enable players to transport real-world toys into the virtual worlds of a video game through the use of "smart toys". Additionally, we expect to release several other titles including two movie-based titles (X-Men: First Class and Transformers: Dark of the Moon) and games based on the best-selling Spider-Man franchise, the toy Bakugan, the TV shows Wipe Out and Family Guy, as well as the long-standing Cabela's hunting franchise.

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

        In addition, Activision often engages independent third-party developers to create products on Activision's behalf. We either own these products or have rights to commercially exploit these products. In other circumstances, a third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. Activision typically selects these independent third-party developers based on their expertise in developing products in a specific category for specific platforms. Each of our third-party developers is under contract with us, either for a single or multiple titles. From time to time, Activision also acquires the license rights to publish and/or distribute software products that are or will be independently created by third-party developers. In such cases, the agreements with these developers provide us with exclusive publishing and/or distribution rights for a specific period of time, often for specified platforms and territories. In either case, Activision often has the ability to publish and/or distribute sequels, conversions, enhancements, and add-ons to the product initially being produced by the independent developer and Activision frequently has the right to engage the services of the original developer with regard to the further product development.

        In consideration for the services that independent third-party developers provide the developers receive a royalty, which is generally based on net sales or operating income of the developed products. Typically, developers also receive an advance, which Activision recoups from the royalties otherwise payable to the developers. The advance generally is paid in "milestone" stages. The payment at each stage is tied to the completion and delivery of a detailed performance milestone. Working with independent developers allows us to reduce our fixed development costs, share development risks with the third-party developers, take advantage of the third-party developers' expertise in connection with certain categories of products or certain platforms, and gain access to proprietary development technologies.

        In April 2010, Activision entered into an exclusive 10-year relationship with Bungie, the developer of game franchises including Halo, Myth and Marathon, to bring Bungie's next big action game universe to market. Under the terms of the agreement, Activision will have exclusive, worldwide rights to publish and distribute all future Bungie games based on the new intellectual property on multiple platforms and devices.

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

Marketing, Sales, and Distribution

        Activision's marketing efforts include activities on the Internet (including on Facebook, Twitter, YouTube, and other online social networks and websites), public relations, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or the digital online services provided by Microsoft, Sony and Nintendo. From time to time, we also receive marketing support from hardware manufacturers, mass appeal consumer products related to a game, and retailers in connection with their own promotional efforts. In addition, certain of our products contain software that enables customers to "electronically register" their purchases with us online.

        We believe that our strong proven franchises and genres generate a loyal and devoted customer base that continues to purchase our sequels as a result of their dedication to the franchise and satisfaction from previous product purchases. We therefore market these sequels, expansion packs and downloadable content toward the established customer base as well as to broader audiences. In addition, we believe that we derive benefits from our continued marketing of licensed properties, as well as marketing and promotional activities of the intellectual property owners.

        North American Sales and Distribution.    Our products are available for sale or rental in thousands of retail outlets in North America. Our North American retail customers include, among others, Best Buy, GameStop, Target, Toys "R" Us, and Wal-Mart.

        In the United States ("U.S.") and Canada, our products are sold on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores. We believe that a direct relationship with retail accounts results in more effective inventory management, merchandising, and communications than would be possible through indirect relationships. We have implemented electronic data interchange linkages with many of our retailers to facilitate the placing and shipping of orders. We also sell our products to a limited number of distributors.

        International Sales and Distribution.    Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries. We conduct our international publishing activities through offices in the United Kingdom ("U.K."), Germany, France, Italy, Spain, Norway, the Netherlands, Sweden, Australia and Ireland. We often seek to maximize our worldwide revenues and profits by releasing high-quality foreign language releases concurrently with English language releases and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories.

        On a worldwide basis, our largest customer, GameStop, accounted for approximately 12% of consolidated net revenues for the year ended December 31, 2010. Two of our customers, GameStop and Wal-Mart, each accounted for approximately 10% and 11% of consolidated net revenues for the years ended December 31, 2009 and 2008, respectively.

        Digital Distribution.    Online and digital distribution channels are emerging rapidly and growing. Some of our products and content are sold in a digital format, which allows consumers to purchase and download the content at their convenience directly to their PC, console systems or wireless devices. We partner with digital distributors to leverage this growing method of distribution. We also make available to our customers value-added downloadable content to enhance their gaming experience through the digital online services provided by Microsoft, Sony and Nintendo.

        Affiliate Labels.    In addition to our own products, we distribute a select number of interactive entertainment products that are developed and marketed by other third-party publishers through our "affiliate label" programs in North America, Europe, and the Asia Pacific region. The distribution of other publishers' products allows us to increase the efficiencies of our sales force and provides us with the ability to better ensure adequate shelf presence at retail stores for all of the products that we distribute. Services we provide under our affiliate label programs include order solicitation, in-store marketing, logistics and order fulfillment, and sales channel management, as well as other accounting and general administrative functions. Our current affiliate label partners include LucasArts, as well as several affiliate label partners in our "value" business, which offers budget-priced software to the public. Each affiliate label relationship is unique and may pertain only to distribution in certain geographic territories and may be further limited only to a specific title or titles for specific platforms.

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

Blizzard Entertainment Segment ("Blizzard")—Business Overview

Strategy

        Maintain and Build upon Our Leadership Position in the MMORPG Category and PC Online Categories. Blizzard plans to maintain and build upon our leadership position in the MMORPG genre by regularly providing new content, game features and online services to further solidify the loyalty of our subscriber base, as well as to expand our global game footprint to new geographies.

        We believe that the PC online platform will remain a growing category throughout the world. The large and growing PC installed base in all regions and the continuing development of broadband connectivity facilitates online games and community experiences while creating access to new potential customers. Given the success of World of Warcraft and StarCraft in Asia, we expect to continue to be well positioned to capture the growing consumer demand in this region. Blizzard is among the few companies with video game franchises created and developed in the U.S. that have gained and retained success in Asia with World of Warcraft and StarCraft. Titles in those series have been among the most played games in the region for many years. During 2009, Blizzard entered into licensing arrangements for World of Warcraft, StarCraft II, Battle.net and Warcraft III with an affiliated company of NetEase.com, Inc. in China. Further, as World of Warcraft is a server-based game, only playable online, Blizzard is one of the few companies that can target markets that have been dominated by piracy and monetize former illegitimate players as well as expand in markets that have not been penetrated by consoles, but offer a large PC installed base.

Products

        Blizzard is a leading company in the subscription-based MMORPG category. World of Warcraft was initially launched in November 2004 and today is available in North America, Europe (including Russia), Southeast Asia, China, Korea, Australia, New Zealand, Malaysia, Singapore, Chile, Brazil,

Argentina, and the regions of Taiwan, Hong Kong and Macau. As of December 31, 2010, more than 12 million gamers worldwide were subscribed* to play Blizzard's World of Warcraft. World of Warcraft is

*
World of Warcraft subscribers are defined to include: (1) individuals who have paid a subscription fee or have an active prepaid card to play World of Warcraft, (2) those who have purchased the game and are within their free month of access, and (3) Internet Game Room players who have accessed the game over the last thirty days. The definition of subscribers does not include any players under free promotional subscriptions, expired or cancelled subscriptions, or expired prepaid cards.

available in various languages based on the regions in which it is played and has earned awards and praise from publications around the world. Blizzard launched an expansion pack to World of Warcraft, World of Warcraft: The Burning Crusade, in January 2007 in North America, Europe, Australia, New Zealand, Singapore, Malaysia, and Thailand; in South Korea in February 2007; in Taiwan, Hong Kong, and Macau in April 2007; and in China in September 2007. Blizzard launched the second World of Warcraft expansion pack, World of Warcraft: Wrath of the Lich King, in November 2008 in all territories except China, where it launched in August 2010. On December 7, 2010, Blizzard launched the third World of Warcraft expansion pack, World of Warcraft: Cataclysm, in all regions in which the game is supported, other than China. Revenues associated with the World of Warcraft franchises accounted for 89%, 98%, and 97% of Blizzard's consolidated net revenues for the years ended December 31, 2010, 2009, and 2008, respectively.

        Additionally, in July 2010, Blizzard launched the sequel to StarCraft, StarCraft II: Wings of Liberty simultaneously around the world, including in North America, Europe (including Russia), Southeast Asia, Korea, Australia, New Zealand, Chile, Brazil, Argentina, and the regions of Taiwan, Hong Kong and Macau. In conjunction with the release of StarCraft II: Wings of Liberty, Blizzard launched a new version of its 24/7 online gaming service, Battle.net, providing user generated content, digital distribution and online social connectivity amongst the World of Warcraft and StarCraft players. Blizzard is currently developing a sequel in the Diablo franchise, StarCraft II's first expansion pack, Heart of the Swarm, and a new MMO game.

Product Development and Support

        As a development studio, creator and publisher of the World of Warcraft, Diablo, and StarCraft franchises, Blizzard focuses on creating well-designed, high quality games. Product development is handled internally by a strong core group of talented designers, producers, programmers, artists, and sound engineers. To maintain its current subscribers and attract new subscribers, Blizzard continues to develop new patches to upgrade World of Warcraft. In addition to its headquarters in Irvine, California, Blizzard maintains offices in or around Austin, Texas; Paris, France; Cork, Ireland; Seoul, South Korea; Singapore; Shanghai, China; and Taipei, Taiwan to provide 24/7 game support to World of Warcraft players in their native language, enhance online community management, and tailor marketing initiatives to specific regions.

Marketing, Sales, and Distribution

        Blizzard distributes its products and generates revenues worldwide through various means: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards, and other value-added services such as the ability to change "factions", the ability to transfer "realms" and other character customizations), retail sales of physical "boxed" product, online download sales of PC products, and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II. Many of its services and products are digitally enabled, which allows us to take advantage of this emerging and rapidly growing channel and to reinforce Blizzard's long-term relationships with its gamers. In addition, Blizzard operates the online game service, Battle.net, which attracts millions of active players, making it one of the largest online-game related services in the world. Battle.net powers Blizzard's StarCraft II: Wings of Liberty and World of Warcraft, and is expected to power future releases from Blizzard. The service offers players advanced communications features, social networking, player matching and digital content delivery and is designed to allow people to connect regardless of what Blizzard game they are playing.

Activision Blizzard Distribution Segment ("Distribution")—Business Overview

        We distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries: Centresoft in the U.K. and NBG in Germany. These subsidiaries act as wholesalers in the distribution of products and also provide packaging, logistical and sales services. They provide services to our publishing operations and to various third-party publishers, including Sony, Nintendo, and Microsoft. Centresoft is Sony's preferred distributor of PlayStation products to the independent retail sector of the U.K.

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

        The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.    RISK FACTORS

        We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or in our other filings with the Securities and Exchange Commission, could cause our actual results to differ materially from those sated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence.

If general economic conditions do not improve, demand for our products could continue to decline.

        Our products involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. As a result, our products are sensitive to general economic conditions and economic cycles. In recent years, adverse worldwide economic conditions, including declining consumer confidence, global economic recession, rising unemployment and volatile gasoline prices, have led consumers to delay or reduce discretionary spending, including purchases of some types of our products. If conditions do not improve, these delays or reductions in purchases may continue. We may also increase our selling and promotional expenses in an effort to offset reduced consumer spending. A continued reduction or shift in domestic or international consumer spending could negatively impact our business, results of operations and financial condition.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

        A significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises and these products are responsible for a disproportionately high percentage of our profits. For example, our top two franchises, Call of Duty and World of Warcraft, accounted for approximately 62% of our consolidated net revenues, and a significantly higher percentage of our operating income, in 2010. We expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises may significantly harm our business and financial results.

Our business is "hit" driven. If we do not deliver "hit" titles, or if consumers prefer competing products, our sales could suffer.

        While many new products are regularly introduced in our industry, increasingly only a relatively small number of high-quality "hit" titles account for a significant portion of net revenue, and an even greater portion of net profit. It is difficult to produce high-quality products and to predict prior to production and distribution what products will be well received, even if they are well-reviewed, high-quality titles. Competitors may develop titles that imitate or compete with our "hit" titles, and take sales away from them or reduce our ability to command premium prices for those titles. "Hit" products published by our competitors may take a larger share of consumer spending than anticipated, which could cause our product sales to fall below expectations. Consumers may lose interest in a genre of games we produce. If we do not continue to develop consistently high-quality and well received products, or if our competitors develop more successful products or offer competitive products at lower prices, our revenues, margins, and profitability could decline. In addition, our own "hit" products could compete with our other titles, reducing sales for those other titles. Further, a failure by us to develop a high-quality product, or our development of a product that is otherwise not well received, could harm our reputation and increase the likelihood that our future products will be similarly poorly received.

The future success of our business depends on our ability to release popular products in a timely manner.

        The life of any given console or hand-held game product is relatively short and generally involves a relatively high level of sales during the first few months after the product's introduction, followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have an adverse effect on our operating results and cause our operating results to be materially different from expectations. It is therefore important for us to be able to continue to develop many high quality new products that are popularly received and to release those products in a timely manner. If we are unable to continue to do so, our business and financial results may be negatively affected.

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

If we fail to successfully manage our new product development, or if we fail to anticipate the issues associated with such development, our business may suffer.

        Our business model is evolving and we believe that our growth will depend upon our ability to successfully develop and sell new types of products and to otherwise expand the methods by which we reach our consumers, including via digital distribution. Developing new products and distribution channels will require substantial up-front expenditures. If such products or distribution channels do not achieve expected market acceptance or generate sufficient revenues upon introduction, whether because of competition or otherwise, we may not be able to recover the substantial development and marketing costs associated with those products and distribution channels. In addition, expanding our business model will add complexity to our business and require us to effectively adapt our business and management processes to address the unique challenges and different requirements of any new areas in which we operate, which we may not be able to do, for lack of institutional expertise or otherwise. If any of these occur, our revenues, margins, and profitability could decline.

Competition within and to the interactive entertainment industry is intense, and competitors may succeed in reducing our sales.

        We compete with other publishers of PC and video game console interactive entertainment software. Those competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing, and product development resources than we have. For example, integrated video game console hardware and software companies such as Sony, Nintendo and Microsoft compete directly with us in the development of software titles for their respective platforms. Further, certain major media companies, such as the Time Warner, Inc., have been investing in video game products and have increased competition within the industry. Our competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports, music and character properties, pay more to third-party software developers, or otherwise develop more commercially successful products for the PC or video game platforms than we do. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors, and other customers who may be willing to promote titles with less consumer appeal in return for access to those competitors' more popular titles.

        We also compete with other forms of interactive entertainment, such as casual games like iPhone applications and other mobile phone games, and games developed for use by consumers on the iPad or social networking sites, most of which are currently free to play. Increased consumer acceptance and increases in the availability of such games or other online games, availability and consumer acceptance of technology which allows users to play games on televisions without consoles, or technological advances in online game software or the Internet could result in a decline in platform-based software and negatively impact sales of our console and hand-held products.

        Additionally, we compete with other forms of entertainment and leisure activities. For example, the overall growth in the use of the Internet and online services such as social networking sites by consumers may pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and more using the Internet, including those online services.

We have taken, and continue to take, cost-reduction actions. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost-reduction actions, in turn, may expose us to additional development risk and have an adverse effect on our revenue and profitability.

        A significant portion of our selling and general and administrative expense is comprised of personnel and facilities. We have been reducing costs by discontinuing the development and publication of titles, closing facilities and reducing our employee population. The impact of these cost-reduction actions on our revenue and profitability may be influenced by factors including:

  •
  our ability to successfully complete these ongoing efforts, in a manner that is timely enough to offset an immediate shortfall in revenues and profit, or at all;

  •
  our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete even if these efforts are successfully completed;

  •
  decreases in employee morale and the failure to execute upon our business plan due to the loss of employees; and

  •
  our ability to retain or recruit key employees.

The uncertainty of current worldwide economic conditions makes budgeting and forecasting very difficult.

        We are unable to predict the likely duration of the current adverse economic conditions in the U.S. and other countries, and all of the effects those conditions may have on our business. In particular, the uncertainty of current worldwide economic conditions subjects our forecasts to heightened risks and uncertainties.

Vivendi owns a majority of our outstanding shares of common stock and the interests of Vivendi and its subsidiaries may conflict with the interests of our other shareholders.

        Vivendi and its subsidiaries currently own approximately 61% of our issued and outstanding shares of common stock.

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

        In the U.S. and Canada, Activision has primarily sold its boxed products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores.

Activision boxed products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries. Activision's sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. We had one customer, GameStop, which accounted for approximately 12% of our consolidated net revenues in 2010. We had two customers, GameStop and Wal-Mart, which accounted for 12% and 18% of consolidated gross receivables at December 31, 2010, respectively. The loss of, or significant reduction in sales to, any of Activision's principal retail customers or distributors could significantly harm our business and financial results. The concentration of sales in a small number of large customers also could make us more vulnerable to collection risk if one or more of these large customers becomes unable to pay for our products or seeks protection under the bankruptcy laws. In addition, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

Our business is subject to the risks and uncertainties of international trade.

        We conduct business throughout the world, and we derive a substantial amount of revenue from international trade, particularly from Europe, Asia and Australia. We expect that international revenues will continue to account for a significant portion of our total revenues in the future and, moreover, believe that our growth will depend on increased sales in emerging markets in Asia and elsewhere.

        As such, we are, and may be increasingly, subject to risks inherent in foreign trade generally, as well as risks inherent in doing business in emerging markets, including increased tariffs and duties, fluctuations in currency exchange rates, shipping delays, increases in transportation costs, international political, regulatory and economic developments and differing local business practices, all of which may impact operating margins or make it more difficult, if not impossible, for us to conduct business in foreign markets.

        A deterioration in relations between either us or the U.S. and any country in which we have significant operations or sales, or the implementation of government regulations in such a country, including China in particular, could result in the adoption or expansion of trade restrictions that harm our business and operating results. For instance, to operate in China, World of Warcraft, StarCraft II and any other game must have regulatory approval. A decision by the Chinese government to revoke its approval for World of Warcraft or to decline to approve StarCraft II or the World of Warcraft: Cataclysm expansion pack or any other products we desire to sell in China in the future would adversely impact our operating results. Additionally, in the past, legislation has been implemented in China that has required modifications to the World of Warcraft software. The future implementation of similar laws in China or any other country in which we have operations or sales may require engineering modifications to our products that are not cost-effective, if even feasible at all, or could degrade the customer experience to the point where customers cease to purchase such products.

        We are also subject to risks that our operations outside the U.S. could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act or other similar anti-bribery laws. While we have policies and procedures intended to ensure compliance with these laws, our employees, contractors, representatives and agents may take actions that violate our policies. Moreover, it may be more difficult to oversee the conduct of any such persons who are not our employees, potentially exposing us to greater risk from their actions. Any violations of those laws by any of those persons could have a negative impact on our business.

        Further, if government regulations or restrictions prevent us from repatriating internationally derived revenue into the U.S., or a country's tax structure makes repatriation prohibitively expensive, we may not transfer such revenue into the U.S., which could affect our ability to reinvest or utilize such amounts in our business.

        In addition, cultural differences may affect consumer preferences and limit the popularity of titles that are "hits" in the U.S or require us to modify the content of the games or the method by which we charge our customers for the games in order to be successful. If we do not correctly assess consumer preferences in the countries in our market, our sales and revenue may be lower than expected.

Our business may be harmed if our distributors, retailers or other parties with which we do business cannot honor their existing credit arrangements, default on their obligations to us, or seek protection under the bankruptcy laws.

        We rely on various business partners for several important aspects of our business, including distribution of our products, product development and intellectual property licensing. Some of these business partners are highly-leveraged or small businesses that may be particularly vulnerable to difficult economic conditions. As a result of current economic conditions, we are subject to heightened counterparty risks, including the risks that our business partners may default on their obligations to us or seek protection under the bankruptcy laws.

        For example, retailers and distributors in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. We typically make sales to most retailers and some distributors on unsecured credit, with terms that vary depending upon the customer's credit history, solvency, credit limits, and sales history, as well as whether the customer can obtain sufficient credit insurance. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer's bankruptcy, insolvency, or liquidation, this insurance typically contains a significant deductible and co-payment obligation, and does not cover all instances of non-payment. As a result, a payment default by, or the insolvency or business failure of, a significant customer could significantly harm our business and financial results.

        The insolvency or business failure of other types of business partners could result in disruptions to the manufacturing or distribution of our products or the cancellation of contractual arrangements that we consider to be favorable.

The increasing importance of digital sales to our business exposes us to the risks of that business model, including greater competition

        The proportion of our revenue derived from digital content delivery as compared to traditional retail sales is increasing. This will also require us to dedicate capital to developing and implementing alternative marking strategies, which we may not do successfully. The increased importance of digital content delivery in the industry overall increases our potential competition, as the minimum capital needed to produce and publish a game delivered digitally may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console. It may also reduce overall demand for our distribution services. If either occurs, our revenues, margins, and profitability could decline.

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

As online functionality has become an increasingly important feature of our software products, we may need to defer the recognition of an increasing amount of revenue, which may adversely affect the net revenue, net income and earnings per share that we will report under U.S. GAAP in any given period.

        As online functionality has become a more important component of gameplay, an increasing number of our online-enabled games contain a more-than-inconsequential separate service deliverable in addition to the product, and our performance obligations for these games extend beyond the sale of the games. Vendor-specific objective evidence of fair value does not exist for the online services, as we do not plan to separately charge for this component of online-enabled games. As a result, we recognize revenues from the sale of certain online-enabled games for certain platforms ratably over an estimated service period. In addition, we defer the costs of sales of those titles. If we are required to recognize a greater portion of the revenue of a sale after shipment, or if we are required to recognize revenue over a longer service period, there may be an adverse effect on our reported net revenue, net income and earnings per share under accounting principles generally accepted in the United States of America.

We may permit our customers to return products and to receive pricing concessions which could reduce net revenues and results of operations.

        We are exposed to the risk of product returns and price protection with respect to our distributors and retailers. Return policies allow distributors and retailers to return defective, shelf-worn, damaged and certain other products in accordance with terms granted. Price protection, when granted and applicable, allows these distributors and retailers a credit against amounts owed with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, our customers under certain conditions. These conditions may include compliance with applicable payment terms, delivery of weekly inventory and sell-through reports, and consistent participation in the launches of premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. When we offer price protection, it may be offered with respect to a particular product to all of our retail customers (although only customers who meet the conditions detailed above are entitled to such price protection). Activision also offers a 90-day limited warranty to its end users that Activision products will be free from manufacturing defects. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide substantial price protection to maintain our relationships with retailers and our access to distribution channels. Product returns and price protection that exceed our reserves could significantly harm our business and financial results.

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

The development of quality products requires substantial up-front expenditures, and we may not be able to recover those costs for our future products.

        Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful titles remain popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, we must continuously develop new products or enhancements to existing products. The amount of lead time and cost involved in the development of quality products is increasing, and the longer the lead time involved in developing a product and the greater the allocation of financial resources to such product, the more critical it is that we accurately predict consumer demand for such product. If our future products do not achieve expected market acceptance or generate sufficient revenues upon introduction, we may not be able to recover the substantial development and marketing costs associated with those products, and our financial results could suffer.

A substantial portion of our revenue and profitability depends on the success of our Call of Duty franchise in the first-person action game category. If we do not maintain our leadership position in this category, our financial results could suffer.

        Activision Blizzard is a leading global developer, publisher and distributor in terms of revenues in the first-person action game category, due to the popularity of Activision's Call of Duty franchise. Revenues from this game comprise a significant portion of our consolidated revenues. To remain a leader in the first-person action game category, it is important that we continue develop new games in the Call of Duty franchise that are favorably received by both our existing customer base and new customers. A number of software publishers have developed and commercialized, or are currently developing, first-person action games which pose a threat to the popularity of Call of Duty, and we expect new competitors to continue to emerge in the first-person action category. If consumer demand for Call of Duty games declines and we have not introduced new first-person action games or other products that replace Call of Duty's potentially decreasing revenue, or added other sources of revenue, our financial condition could suffer. Additionally, if consumer preferences trend away from first-person action games, our revenue and profitability may decline.

A substantial portion of our revenue and profitability depends on the subscription-based massively multiplayer online role-playing game category. If we do not maintain our leadership position in this category, our financial results could suffer.

        Blizzard is the leading global developer, publisher and distributor in terms of subscriber base and revenues in the subscription-based MMORPG category, due primarily to the popularity of Blizzard's World of Warcraft and related expansion packs. Subscription revenues from this game comprise a significant portion of our consolidated revenues. To remain the leader in the MMORPG category, it is important that we continue to refresh World of Warcraft or develop new MMORPG products that are favorably received by both our existing customer base and new customers. A number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers over the Internet which pose a threat to the popularity of World of Warcraft, and we expect new competitors to continue to emerge in the MMORPG category. If consumer demand for World of

Warcraft games declines and we have not introduced new MMORPG or other products that replace World of Warcraft's potentially decreasing revenue, or added other sources of revenue, our financial condition could suffer. Additionally, if new technologies are developed that replace MMORPG games, consumer preferences trend away from MMORPG games or new business models emerge that offer online subscriptions for free or at a substantial discount to current MMORPG subscription fees, our revenue and profitability may decline.

A substantial portion of Activision Blizzard's revenues is derived from subscriptions paid by World of Warcraft subscribers. If we are unable to sustain this business model or these customers cancel their subscriptions, our results of operations may suffer.

        A substantial portion of our revenues is generated by subscription fees paid by consumers who play World of Warcraft. Typically, World of Warcraft subscribers purchase one to three month memberships that are cancelable, without penalty, at the end of the membership period. If World of Warcraft subscribers become dissatisfied, they may chose not to renew their memberships in order to engage in other forms of entertainment (including competing MMORPG offerings) and we may not be able to replace lost subscribers. Additionally, if general economic conditions do not improve, consumers may decrease their discretionary spending on entertainment items such as MMORPG games and users may choose not to renew their World of Warcraft subscriptions. A decrease in the overall subscription base of World of Warcraft could substantially harm our operating results.

We depend on servers to operate our MMORPG business and other games of ours that have online features. If we were to lose server capacity, for any reason, our business could suffer.

        Our business relies on the continuous operation of our data servers. Any broad-based catastrophic server malfunction, a significant intrusion by hackers that circumvents our security measures, or a failure of our disaster recovery service would likely interrupt the operation of our MMORPG game, World of Warcraft, and other games of ours with online features and could result in the loss of sales for such games (including subscription-based sales for World of Warcraft). An extended interruption of service could also harm our reputation and operating results.

        We must project our future server needs and make advance purchases of servers to accommodate expected business demands. If we underestimate the amount of server capacity our business requires or if our business were to grow more quickly than expected, our customers may experience service problems, such as slow or interrupted gaming access. Insufficient server capacity may result in decreased sales, a loss of our customer base, and adverse consequences to our reputation. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs that would adversely affect our operating margins.

If we do not continue to attract and retain skilled personnel, we will be unable to effectively conduct our business.

        Our success depends to a significant extent on our ability to identify, hire, retain and utilize the abilities of qualified personnel, particularly personnel with the specialized skills needed to create the high-quality "hit" titles upon which our business is substantially dependent. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for employees with technical, marketing, sales, product development, and management skills. We may have difficulties in attracting and retaining skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain and utilize the services of key personnel, our business and financial results could be negatively impacted.

A substantial portion of World of Warcraft's subscribers pays their subscription fees using credit cards. Credit card fraud could have a negative impact on our business and operating results.

        A substantial portion of the subscription revenue generated by World of Warcraft is paid by subscribers using credit cards. At times, there may be attempts to use fraudulently obtained credit card numbers to pay for World of Warcraft upgrades or subscriptions. Additionally, the credit card numbers of World of Warcraft's subscribers are maintained in a proprietary database that may be compromised internally or externally. As fraudulent schemes become more sophisticated, it may become more difficult and more costly for us to detect credit card fraud and protect subscriber information. An increase in credit card fraud could have an adverse effect on our business and operating results.

We may not accurately predict the amount of Internet bandwidth necessary to sustain our online gaming businesses.

        Our online gaming businesses are dependent on the availability of sufficient Internet bandwidth. An increase in the price of bandwidth could have an adverse effect on operating margins since we may not be able to increase our prices or subscriber levels to compensate for such costs. Because of the importance of our online business to our revenues and results of operations, our ability to access adequate bandwidth to support our business is critical. To secure bandwidth access, we have entered into arrangements with several bandwidth providers and entered into long-term contracts with some of them to secure future bandwidth capacity. If the price of bandwidth were to decrease, our contractual commitments to pay higher prices could affect our ability to compete with other video game producers.

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

The importance to our business of the "smart toys" related to one of our expected new titles will expose us to hardware manufacturing and shipping risks, including availability of sufficient third-party manufacturing capacity and increases in manufacturing and shipping costs.

        A new title we expect to launch in 2011, Skylanders Spyro's Adventure, will involve "smart toys" consisting of action figures and an electronic "portal" which, when used together, will allow a player to store and access information about his character's performance in the game. We anticipate that many of the manufacturers of those "smart toys" will be located in China. Anything that impacts the ability of those manufacturers to produce or otherwise supply the toys for us or increases their costs of production, including the utilization of such manufacturer's capacity by another company, changes in safety, environmental or other regulations applicable to the toys and the manufacturing thereof, natural or manmade disasters that disrupt manufacturing, transportation or communications, labor shortages, civil unrest or issues generally negatively impacting international companies operating in China, increases in the price of petroleum or other raw materials, increases in fuel prices and other shipping costs, and increases in local labor costs in China, may adversely impact our ability to supply those toys to the market and the prices we must pay for those toys, and therefore our financial performance. Moreover, the failure of those manufacturers to consistently deliver action figures and portals meeting the quality and safety standards we require could adversely impact our financial performance.

Sales of one of our expected new titles may be affected by the availability of toys, which will increase our exposure to imbalances between projected and actual demand.

        Skylanders Spyro's Adventure will involve "smart toys" consisting of action figures and an electronic "portal" which, when used together, will allow a player to store and access information about his character's performance in the game. We intend to sell the toys both bundled with the software for the title and on a stand-alone basis. Consumers may not want to buy the related software if they cannot also buy the "smart toys". If we underestimate demand or otherwise are unable to produce sufficient quantities of toys of an acceptable quality or allocate too few toys to geographic markets where demand exceeds supply, we will forego revenue. This may also create greater opportunities for competitors to develop competitive product offerings. In addition, if we overestimate demand and make too many toys, or allocate too many toys to geographic markets where there is insufficient demand, we will incur unrecoverable manufacturing costs for unsold units as well as for unsold game software. In either case, toy manufacturing and allocation decisions may negatively affect our financial performance.

If we are unable to successfully develop or market owned intellectual property, we may publish fewer successful titles and our revenues may decline.

        Some of our products are based on intellectual property that we have developed internally or acquired from third parties. Consumers have historically preferred titles which are part of established franchises to titles based on new intellectual property, and if new intellectual property does not gain market acceptance, whether because we are unable to successfully create consumer appeal and brand recognition or otherwise, our revenues, margins, and profitability could decline. Further, if the popularity of our owned intellectual property declines, our revenues, margins, and profitability could decline, and we may have to write off the unrecovered portion of the underlying intellectual property assets, any of which could harm our business and financial results.

If we are unable to maintain or acquire licenses to intellectual property, we may publish fewer "hit" titles and revenues may decline.

        Some of our products are based on intellectual property and other character or story rights licensed from third parties. These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or to include new products in existing licenses. Our loss of a significant number of intellectual property licenses or relationships with licensors, or inability to obtain additional licenses of significant commercial value, could have an adverse effect on our ability to develop new products and therefore on our business and financial results. Additionally, the failure of intellectual property we license to be, or remain, popularly received could impact the market acceptance of those products in which the intellectual property is included. Such lack of market acceptance could result in the write-off of the unrecovered portion of acquired intellectual property assets, which could harm our business and financial results. Furthermore, the competition for these licenses and distribution agreements is often intense. Competition for these licenses may also increase the advances, guarantees, and royalties that must be paid to the licensor.

We may be subject to intellectual property claims.

        As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims. Many of our products are highly realistic and feature materials that are based on real world examples, which may be the subject of intellectual property infringement claims of others. In addition, our products often utilize complex, cutting-edge technology that may become subject to emerging intellectual property rights of others. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement. From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming, distracting to management and expensive to defend.

        Intellectual property litigation or claims could force us to do one or more of the following:

  •
  cease selling, incorporating, supporting or using products or services that incorporate the challenged intellectual property;

  •
  obtain a license from the holder of the infringed intellectual property, which if available at all, may not be available on commercially favorable terms;

  •
  redesign the affected interactive entertainment software products, which could result in additional costs, delay introduction and possibly reduce commercial appeal of the affected products; or

  •
  pay damages to the holder of the infringed intellectual property for past infringements.

        Any of these actions may harm our business and financial results.

Fluctuations in currency exchange rates may have a negative impact on our results of operations.

        We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales and expenses are denominated in local currencies, including certain major currencies, such as the euro and U.K. pound, and emerging market currencies, such as the South Korean won and Chinese renminbi, which could fluctuate against the U.S. dollar. We have, in the past, utilized currency derivative contracts to hedge certain foreign exchange exposures, with hedge tenors of generally less than 12 months, as well as managing these exposures with natural offsets. We may also, from time to time, hedge non-U.S. dollar earnings. Our principal counterparty in respect of currency derivative contracts is Vivendi, though we periodically evaluate and may use similar arrangements with other counterparties. There can be no assurance that we will continue these programs, or that we will be successful in managing exposure to currency exchange rate risks.

We rely on independent third parties to develop some of our software products.

        We rely on independent third-party software developers to develop some of our software products. Because we depend on these developers, we are subject to the following risks:

  •
  continuing strong demand for top-tier developers' resources, combined with the recognition they receive in connection with their work, may cause developers who worked for us in the past either to work for a competitor in the future or to renegotiate agreements with us on terms less favorable to us;

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

        We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer's game platform. In order to publish products for new hardware platforms, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee and/or price that we must pay in order to publish games for that platform. Similarly, the platform licensors have retained the flexibility to change their fee structures and/or pricing for online gameplay and features for their consoles and the manufacturing of products. The control that platform licensors have over the fee structures and/or pricing for their platforms and online access makes it difficult for us to predict our costs and profitability in the medium to long term. It is also possible that platform licensors will not renew our existing licenses. Any increase in fee structures and/or pricing, or nonrenewal of licenses, could have a significant negative impact on our business models and profitability, particularly for Activision, as the publishing of products for console systems is the largest portion of Activision's business.

Our business is highly dependent on the success, timely release and availability of new video game platforms and on the continued availability of existing video game platforms, as well as our ability to develop commercially successful products for these platforms.

        We derive a substantial portion of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PlayStation 3 and PlayStation Portable, Microsoft's Xbox 360 and Nintendo's Wii and NDS. For example, sales of products for consoles accounted for 52% of our consolidated net revenue in 2010. The success of our business is driven in large part by the availability of an adequate supply of these video game platforms, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than initially anticipated, causing us to miss a meaningful revenue opportunity. Additionally, if the platforms for which we are developing products are not released when anticipated, are not available in adequate quantities to meet consumer demand, or do not attain wide market acceptance, our revenues may suffer, we may be unable to fully recover our investment in developing those products, and our financial performance may be harmed.

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

We must make significant expenditures to develop products for new platforms that may not be successful.

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

        We expect to be able to price current-generation titles for the Microsoft Xbox 360, Sony's PlayStation 3 and the Nintendo Wii at a premium launch level, but if we are unable to sustain launch pricing on these current-generation titles, whether because retailers elect to price these products at a lower price, due to competitive pressure or otherwise, we may experience a negative effect on our margins and operating results.

Platform licensors are our chief competitors and frequently control the manufacturing of, and have broad approval rights over, our console and handheld video game products.

        Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Nintendo, or Microsoft, the products are manufactured exclusively by that hardware manufacturer or their approved replicator.

        The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow them substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Accordingly, Sony, Nintendo, or Microsoft could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, marketing, or distribution costs, which could harm our business and financial results.

        In addition, platform licensors control our ability to provide online game capabilities for console platform products and in large part establish the financial terms and/or pricing on which these products and services are offered to consumers. Currently, Microsoft provides online capabilities for the Xbox 360, Sony provides online capabilities for PlayStation 3 products, and Nintendo provides online capabilities for the Wii. In each case, compatibility code and/or the consent of the licensor are required for us to include online capabilities in its console products. As these capabilities become more significant, the failure or refusal of licensors to approve our products may harm our business and financial results.

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

        Certain of our larger customers sell used video games, which are generally priced lower than new video games and do not result in any revenue to the publisher of the games. The market for these games may be growing. Sales of used video games could negatively affect our sales of new video games and have an adverse impact on our operating results.

We may not be able to maintain our distribution relationships with key vendors and customers.

        Our NBG and Centresoft subsidiaries distribute interactive entertainment software and hardware products and provide related services in Germany and the U.K., respectively, and via export in other European countries for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers. From time to time, these subsidiaries also maintain exclusive relationships to serve certain retail customers. These services are generally performed subject to limited-term arrangements. Although we expect to use reasonable efforts to retain these vendors and retail customer relationships, we may not be successful in this regard. The cancellation or non-renewal of one or more of these arrangements could adversely affect our business and financial results.

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

If our products contain defects, our business and reputation could be harmed significantly.

        Software products as complex as the ones we publish may contain undetected errors and defects. This risk is often higher when such products are first introduced or when new versions are released. Failure to avoid, or to timely detect and correct, such errors or defects could result in loss of, or delay in, market acceptance, and could significantly harm our business, financial results, and reputation.

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

        Policing unauthorized use of our products is difficult, and software piracy (including online piracy) is a persistent problem for us,. Further, the laws of some countries where our products are or may be distributed either do not protect their products and intellectual property rights to the same extent as the laws of the U.S., or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, though we take steps to make the unauthorized copying and distribution of our products more difficult and to otherwise enforce and police our rights, as do the manufacturers of consoles on which some of those games (and a majority of those games published by Activision) are played, our efforts and the efforts of the console manufacturers may not be successful in controlling the piracy of our products in all instances. Organized pirate operations have been expanding globally. In addition, the proliferation of technology designed to circumvent the protection measures used in our products, the availability of broadband access to the Internet, the ability to download pirated copies of games from various Internet sites and peer-to-peer networks, and the widespread proliferation of Internet cafes using pirated copies of our products all have contributed to an expansion in piracy. This could have a negative effect on our growth and profitability in the future.

        Moreover, as user-generated content increases, our ability to protect our intellectual property rights and to avoid infringing intellectual property rights of others may diminish. We cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies.

Data breaches involving the source code for our products or customer or employee data stored by us could adversely affect our reputation and revenues.

        We store the source code and game assets for our interactive entertainment software products as created. In addition, we store confidential information with respect to our customers and employees. A breach of the systems on which such source code and assets, account information (including personally identifiable information) and other sensitive data is stored could lead to piracy of our software or fraudulent activity resulting in claims and lawsuits against us in connection with data security breaches. A data intrusion into a server for a game with online features, such as World of Warcraft or Call of Duty, could also disrupt the operation of such game. If we are subject to data security breaches, we may have a loss in sales or be forced to pay damages or other amounts, which could adversely affect profitability. In addition, any damage to our reputation resulting from a data breach could have an adverse impact on our revenues and future growth prospects, or increased costs arising from the implementation of additional security measures.

Our products are subject to ratings by the Entertainment Software Rating Board and similar agencies. Our failure to obtain our target ratings for our products could negatively impact our sales.

        The Entertainment Software Rating Board (the "ESRB") is a self-regulatory body in the U.S. that provides consumers of interactive entertainment software with ratings information, including information relating to violence, nudity or sexual content contained in software titles. Certain countries other than the U.S. have also established similar rating systems as prerequisites for product sales in those countries. In some countries, a company may be required to modify its products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. The relevant ESRB ratings include "Everyone" (age 6 and older), "Everyone 10+" (age 10 and older), "Teen" (age 13 and over), or "Mature" (age 17 and over). Certain of our titles have received a "Mature" rating. None of our titles has received the "Adults Only" rating (18 and over). If we are unable to obtain the ratings we have targeted for our products as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected.

Our business, products, and distribution are subject to increasing regulation of content in key territories. If we do not successfully respond to these regulations, our business may suffer.

        Legislation is continually being introduced that may affect both the content and the distribution of our products. Those laws and regulations vary by territory. For example, privacy laws in the U.S. and Europe impose various restrictions on the collection, storage and use of personal information.

        In addition, many foreign countries, such as China and Germany, have laws that permit governmental entities to restrict the content and/or advertising of interactive entertainment software or prohibit certain types of content. In the U.S, numerous laws have been introduced at one time or another at the federal and state levels which attempt to restrict the content of games or the distribution of such products.

        The adoption and enforcement of such legislation in the U.S. and other countries in which we do business may harm the sales of our products, as the products we are able to offer to our customers and the size of the potential market for our products may be limited. We may also be required to modify certain of our product development processes or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our products.

Our results of operations or reputation may be harmed as a result of offensive consumer-posted content.

        We are subject to risks associated with the collaborative online features in our games which allow consumers to post narrative comment, in real time, which is visible to other players. Despite our efforts to restrict inappropriate consumer content, from time to time objectionable and offensive consumer content may be posted to a gaming or other site with online chat features or game forums which allow consumers to post comments. We may be subject to lawsuits, governmental regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content, any of which could harm our operating results. We may also be subject to consumer backlash from comments made in response to postings we make on social media sites such as Facebook, YouTube and Twitter, which could similarly harm our reputation or operating results.

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

We engage in strategic transactions and may encounter difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of the transactions.

        As part of our business strategy, we acquire, make investments in and enter into strategic alliances and joint ventures with complementary businesses from time to time. These transactions may involve significant risks and uncertainties, including: (A) in the case of an acquisition, (i) the difficulty in integrating the acquired business and operations in an efficient and effective manner, (ii) any liabilities assumed as part of the acquisition, and (iii) the potential loss of key employees of the acquired businesses, and, (B) in the case of an investment, alliance or joint venture, our ability to cooperate with our partner. If any such transaction involves an entity outside of the United States, it may also subject us to the risks and uncertainties of international trade, including the risk that our operations outside the U.S. could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act or other similar anti-bribery laws Further, any such transaction may involve the risk that our senior management's attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved. Any of the foregoing could adversely affect our business and results of operations.

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

        The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to many factors, including for example, but without limitation:

  •
  quarter to quarter variations in results of operations;

  •
  the announcement of new products;

  •
  the announcement of lower prices on competing products;

  •
  product development or release schedules;

  •
  general conditions in the computer, software, entertainment, media or electronics industries, and in the worldwide economy;

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

Catastrophic events may disrupt our business.

        Our corporate headquarters are located in the Los Angeles, California area, which is near a major earthquake fault. A major earthquake or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, or otherwise prevents us from conducting our normal business operations, could harm our operating results.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our principal corporate and administrative offices are located at 3100 Ocean Park Boulevard, Santa Monica, California 90405 under a lease set to expire in December 2020. Other significant leased facilities include: our Blizzard offices located in Irvine, California 92612 and our North America distribution warehouse located in Fresno, California 93725, for which the leases are set to expire in November 2014 and February 2016, respectively.

        The following is a summary of the principal leased offices we maintained as of December 31, 2010:

Purpose	North America	Europe	Asia	Total
	Square footage of leased properties
Corporate Offices	140,151	9,203	—	149,354
Activision Product Development & Publishing Facilities (Activision Segment)	473,331	143,292	31,637	648,260
Blizzard Product Development & Publishing Facilities (Blizzard Segment)	444,742	86,000	5,600	536,342
Distribution Facilities (Distribution Segment)	364,256	502,700	—	866,956
Sales offices	14,394	—	—	14,394

Total	1,436,874	741,195	37,237	2,215,306

        In total, we lease approximately 50 facilities in 19 countries, including the Argentina, Australia, Canada, China, Denmark, France, Germany, Ireland, Italy, Mexico, the Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan, United States and the U.K. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs.

Item 3.    LEGAL PROCEEDINGS

        The discussion in Note 18 to the Consolidated Financial Statements regarding legal proceedings is incorporated herein by reference.

Item 4.    (Removed and Reserved)

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ National Market under the symbol "ATVI."

        The following table sets forth, for the periods indicated, the high and low reported sale prices for our common stock. At February 18, 2011, there were 1,810 holders of record of our common stock.

	High	Low
2009
First Quarter Ended March 31, 2009	$10.99	$8.14
Second Quarter Ended June 30, 2009	13.14	9.85
Third Quarter Ended September 30, 2009	13.00	10.79
Fourth Quarter Ended December 31, 2009	12.96	10.25
2010
First Quarter Ended March 31, 2010	$12.18	$9.93
Second Quarter Ended June 30, 2010	12.58	9.99
Third Quarter Ended September 30, 2010	12.09	10.32
Fourth Quarter Ended December 31, 2010	12.65	10.78

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Activision Blizzard Inc. under the Exchange Act or the Securities Act of 1933, as amended.

        The graph below matches the cumulative 69-month total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Technology Composite index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2005 and tracks each such investment through December 31, 2010.

        For periods prior to July 9, 2008, before the Business Combination, the share price information for the Company is for Activision, Inc. In connection with the Business Combination, Activision, Inc. changed its name to Activision Blizzard, Inc. and its fiscal year end from March 31 to December 31.

COMPARISON OF 69 MONTH CUMULATIVE TOTAL RETURN*
Among Activision Blizzard, Inc., the NASDAQ Composite Index
and the RDG Technology Composite Index

*
100 invested on 3/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	3/05	3/06	3/07	3/08	12/08	12/09	12/10
Activision Blizzard, Inc.	100.00	124.23	170.63	246.04	155.68	200.18	227.24
NASDAQ Composite	100.00	116.44	123.31	117.13	80.99	117.60	138.24
RDG Technology Composite	100.00	118.16	122.41	118.74	79.77	128.27	144.98

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Cash Dividends

        On February 9, 2011, our Board of Directors approved a cash dividend of $0.165 per common share payable on May 11, 2011 to shareholders of record of the Company's common stock on March 16, 2011. On February 10, 2010, our Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010 and, on April 2, 2010, we made a cash dividend payment to such shareholders. Additionally, on October 22, 2010, the Company made dividend equivalent payments related to the 2010 cash dividend to the holders of restricted stock units. We did not pay cash dividends in 2009.

        Upon completion of the Business Combination on July 9, 2008, Vivendi Games returned $79 million of capital to Vivendi and distributed its excess cash on-hand, as defined in the Business Combination Agreement, of $79 million to Vivendi.

        Future dividends will depend upon our earnings, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors. There can be no assurances that dividends will be declared in the future.

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

Stock Splits

        In July 2008, the Board of Directors approved a two-for-one split of our outstanding common stock effected in the form of a stock dividend ("the split"). The stock dividend was issued on September 5, 2008 to shareholders of record as of August 25, 2008. The par value of our common stock was maintained at the pre-split amount of $.000001 per share. The Consolidated Financial Statements and Notes thereto, including all share and per share data, have been restated as if the split had occurred as of the earliest period presented.

Issuer Purchase of Equity Securities (amounts in millions, except number of shares and per share data)

        The following table provides the number of shares purchased and average price paid per share during each quarter of 2010, the total number of shares purchased as part of our publicly announced share repurchase programs, and the approximate dollar value of shares that could still be purchased under our $1 billion stock repurchase program as of the end of the relevant period.

Period	Total number of shares repurchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet to be purchased under the plan (in millions)
January 1, 2010—March 31, 2010	9,819,847	$10.91	9,819,847	$908
April 1, 2010—June 30, 2010	22,552,956	10.75	22,552,956	666
July 1, 2010—September 30, 2010	24,154,962	10.90	24,154,962	402
October 1, 2010—October 31, 2010	300,100	10.81	300,100	399
November 1, 2010—November 30, 2010	9,014,217	11.63	9,014,217	294
December 1, 2010—December 31, 2010	19,631,407	12.13	19,631,407	—	(1)

Subtotal for the fourth quarter of 2010	28,945,724	11.96	28,945,724

Total	85,473,489	$11.22	85,473,489

(1)
In January 2010, we settled a $15 million purchase of 1.3 million shares of our common stock that we had agreed to repurchase in December 2009 pursuant to the stock repurchase program authorized by our Board of Directors in 2008 and amended by the Board in 2009 under which we were authorized to repurchase up to $1.25 billion of our common stock until December 31, 2009. Purchases during the period from February 2010 through December 2010 were made pursuant to the stock repurchase program authorized by our Board of Directors on February 10, 2010, pursuant to which we were authorized to repurchase up to $1 billion of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, until December 31, 2010. In addition to the repurchases in the table, in January 2011, we settled the purchase of 1.8 million shares of our common stock at an average price per share of $12.48 for $22 million that we had agreed to repurchase in December 2010 pursuant to that stock repurchase program.

        On February 3, 2011, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $1.5 billion of the Company's common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program.

Item 6.    SELECTED FINANCIAL DATA

        On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. For accounting purposes, the Business Combination is treated as a "reverse acquisition," with Vivendi Games deemed to be the acquirer. The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games, Inc. (see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). Therefore, 2010, 2009 and 2008 financial data is not comparable with prior periods.

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 2010 is derived from our Consolidated Financial Statements. All amounts set forth in the following tables are in millions, except per share data.

	For the Years Ended December 31,
	2010		2009		2008	2007	2006
Statement of Operations Data:
Net Revenues	$4,447		$4,279		$3,026	$1,349	$1,018
Net income (loss)	418	(1)	113	(2)	(107)	227	139
Basic net income (loss) per share(3)	0.34		0.09		(0.11)	0.38	0.24
Diluted net income (loss) per share(3)	0.33		0.09		(0.11)	0.38	0.24
Cash dividends declared per share(4)	0.15		—		—	—	—
Balance Sheet Data:
Total assets	$13,406		$13,742		$14,465	$879	$758

(1)
In the fourth quarter of 2010, we recorded $326 million of impairment charges within our Activision segment. These charges consisted of impairments of $67 million, $9 million and $250 million to license agreements, game engines and internally developed franchises intangible assets, respectively.

(2)
In the fourth quarter of 2009, we recorded $409 million of impairment charges within our Activision segment. These charges consisted of impairments of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchise intangible assets, respectively.

(3)
Stock Split—In July 2008, the Board of Directors approved a two-for-one split of our outstanding shares of common stock effected in the form of a stock dividend ("the split"). The stock dividend was issued on September 5, 2008 to shareholders of record at August 25, 2008.

(4)
Cash Dividends—On February 9, 2011, our Board of Directors declared a cash dividend of $0.165 per share to be paid on May 11, 2011 to shareholders of record at the close of business on March 16, 2011. On February 10, 2010, our Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010. Future dividends will depend upon our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. There can be no assurances that dividends will be declared in the future. Prior to the cash dividend declared in February 2010, the Company had never paid a regular cash dividend.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Activision Blizzard, Inc. is a worldwide online, personal computer ("PC"), console, handheld, and mobile game publisher of interactive entertainment. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international publisher of interactive software products and downloadable content. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. ("Sony") PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; Nintendo Dual Screen ("NDS") and Nintendo DSi ("DSi") handheld devices; the PC; the Apple iPhone ("iPhone"), the Apple iPad ("iPad") and other mobile devices. Our Activision business involves the development, marketing, and sale of products through retail channels or digital downloads, by license, or from our affiliate label program with certain third-party publishers.

Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game ("MMORPG") category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and World of Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay); retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II.

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

Activision Blizzard's Non-Core Exit Operations

        Activision Blizzard's non-core exit operations ("Other" or "Non-Core") represent legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination described above, but that do not meet the criteria for separate reporting of discontinued operations. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment. Consequently, we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

Key Industry Dynamics

        Overall, the installed base of current-generation console systems and handheld devices has continued to significantly expand. As of December 2010, according to The NPD Group with respect to North America and Charttrack and Gfk with respect to Europe, the installed base of current generation console systems and handhelds devices grew to 267 million units, an increase of 50 million units or 23% from December 2009. Additionally, the online-enabled consoles (the Microsoft Xbox 360 and the Sony PS 3) grew to 74 million units at December 2010, an increase of 19 million units, or 35%, year-over-year.

        Further, according to the same sources for North America and Europe, for the year ended December 31, 2010, retail sales of software for high-definition online-enabled platforms (Microsoft Xbox 360, Sony PS 3, and the PC) experienced an increase of 13% versus prior year, while software sales for the Wii and handheld devices were collectively down by 24%, resulting in an overall decrease in retail software sales of 7%.

        The sales of highly-rated core games with online functionality, such as Call of Duty: Black Ops, have continued to trend upwards and have gained share. According to the same information sources, first-person action genres increased retail share by 29% in 2010 as compared to 2009 in North America and Europe, collectively. On the other hand, considerable weakness in casual consumer titles, particularly in the music and casual genres, which declined in 2010, compared to 2009, was reflected in the decline in the retail sales of software for the Wii and handheld devices.

        Notably, digital distribution channels continue to experience significant growth and are estimated to be up approximately 14% over prior year for North America and Europe, based on our internal estimates. We also estimate that increasing revenues from the digital channel helped to offset weakness at retail, resulting in a total decrease of only 3% year-over-year for the industry. We include downloadable games and content, massively multiplayer online subscriptions and value-added services, and mobile and social games in our estimates of revenues from this digital channel.

Business Results and Highlights

        Notwithstanding the above-mentioned industry dynamics, Activision Blizzard's overall results were strong in 2010. Consolidated net revenues were $4.447 billion, and consolidated net income was $418 million, which included a $326 million non-cash pre-tax charge from the impairment of finite-lived intangible assets reflecting the impact of the weaker sales in the casual and music genres. The

Company grew revenues, operating income, operating margin and earnings per share as compared to the same period in 2009 and generated $1.376 billion in net cash from operating activities for 2010.

        Also, according to The NPD Group with respect to North America and Charttrack and Gfk for Europe and Activision Blizzard internal estimates, as applicable, during 2010:

  •
  Activision Blizzard was the #1 publisher in North America and Europe, collectively;

  •
  Activision Blizzard was the #1 publisher in North America on Xbox 360, PS3 and PC, collectively;

  •
  Activision's Call of Duty: Black Ops was the #1 title overall and has achieved more than $1 billion in retail sales worldwide;

  •
  Blizzard Entertainment's World of Warcraft: Cataclysm, which was launched on December 7, 2010, sold through more than 3.3 million copies worldwide to consumers during its first 24 hours of release, making it the fastest-selling PC game of all time and sold through more than 4.7 million copies in its first month of release; and

  •
  In North America and Europe, Activision Blizzard had three of the top five PC titles: StarCraft II, World of Warcraft: Cataclysm and Call of Duty: Black Ops.

        In addition, during the December quarter, in North America and Europe, Call of Duty: Black Ops was the #1 best-selling console title in revenues and the Call of Duty franchise was the #1 franchise overall according to The NPD Group with respect to North America and Charttrack and Gfk with respect to Europe.

        In April 2010, Bungie, a developer of successful game franchises, and Activision announced an exclusive 10-year alliance to bring Bungie's next big action game universe to market.

        On February 3, 2011, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1.5 billion of our common stock until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program.

        On February 9, 2011, our Board of Directors declared a cash dividend of $0.165 per common share to be paid on May 11, 2011 to shareholders of record at the close of business on March 16, 2011.

Product Release Highlights

        The following games, among other titles, were released during the year ended December 31, 2010:

        Activision Publishing:

• How to Train Your Dragon	• Guitar Hero: Warriors of Rock
• Zhu Zhu Pets	• DJ Hero 2
• Cabela's Monster Buck Hunter	• Tony Hawk: SHRED
• Shrek Forever After	• Cabela's Dangerous Hunts
• Blur	• James Bond 007: Bloodstone
• Call of Duty: Modern Warfare 2 map packs	• GoldenEye 007
• Transformers: War For Cybertron	• Bakugan: Defenders of the Core
• Singularity	• Call of Duty: Black Ops
• Spider-Man: Shattered Dimensions

        Blizzard Entertainment:

  •
  StarCraft II: Wings of Liberty
  •
  World of Warcraft: Cataclysm

        On August 31, 2010, Blizzard Entertainment and NetEase.com, Inc. launched World of Warcraft: Wrath of the Lich King, the second expansion for World of Warcraft, in mainland China. As of December 31, 2010, more than 12 million gamers worldwide were subscribed to play World of Warcraft.

        In 2011, we expect to continue to build on the success of our Call of Duty franchise. We also expect to introduce Skylanders Spyro's Adventure, an innovative new game that will enable players to transport real-world toys into the virtual worlds of a video game through the use of "smart toys". Additionally, we expect to release several other titles including two movie-based titles (X-Men: First Class and Transformers: Dark of the Moon) and games based on the best-selling Spider-Man franchise, the toy Bakugan, the TV shows Wipe Out and Family Guy, as well as the long-standing Cabela's hunting franchise. In the first quarter of calendar year 2011, Activision Publishing released Call of Duty: Black Ops First Strike, the first add-on map pack for Call of Duty: Black Ops. The map pack launched on Xbox Live on February 1, 2011 and will be available on PS3 and the PC later in the quarter.

International Operations

        International sales are a fundamental part of our business. Net revenues from international sales accounted for approximately 46%, 48%, and 50% of our total consolidated net revenues for the years ended December 31, 2010, 2009 and 2008, respectively. We maintain significant operations in the United States, Canada, the United Kingdom, Germany, France, Italy, Spain, Australia, Sweden, South Korea, Norway, Denmark, China, and the Netherlands. We believe that it is important to develop content locally that is specifically directed toward local cultures and customs to succeed internationally. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates.

Management's Overview of Business Trends

Online Content and Digital Downloads

        We provide our products through both the retail channel and through digital online delivery methods. Many of our video games that are available through retailers as packaged software products such as DVDs are also available by direct digital download through the Internet (both from websites that we own and from others owned by third parties). We also offer downloadable content and add-ons to our products (e.g., new multi-player map packs and additional songs). Digital online-delivered content is generally offered to consumers for a one-time fee. Our subscription based services are digitally delivered and hosted by Blizzard Entertainment's proprietary online gaming service, Battle.net. Digital revenues have become an increasingly important part of our business and we continue to focus on and grow them. For 2010 compared to 2009, our sales through digital channels grew year-over-year.

Current Generation of Game Consoles

        The current generation of game consoles began with Microsoft's launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched the PS3 and the Wii, respectively. We have seen a significant decline in PS2 revenues during 2010 and 2009 as compared to 2008, suggesting that this prior-generation platform is very close to being completely replaced by the current generation of consoles. Overall console sales remained strong in 2010, with an installed base of hardware in the U.S. and Europe of 267 million units as of December 31, 2010, representing an increase of 23% in units year-over-year, according to The NPD Group, with respect to the U.S., and Charttrack and Gfk, with respect to Europe. The installed base of PS3 and Xbox 360 hardware units increased 35% year-over-year, while the installed base of Wii hardware units increased only 24% year-over-year. We will continue to monitor game console sales to manage our product delivery on each platform in a manner we believe to be most effective.

Concentration of Top Titles

        The concentration of retail revenues among key core titles has continued as a trend in the overall interactive software industry. According to The NPD Group, the top 10 titles accounted for 23% of the sales in the U.S. video game industry in 2010, as compared to 21% in 2009. Similarly, a significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games are responsible for a disproportionately high percentage of our profits. For example, our two key franchises of Call of Duty and World of Warcraft, accounted for over 62% of our net revenues, and a significantly higher percentage of our operating income, in 2010. We expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits.

Seasonality

        The interactive entertainment industry is highly seasonal. We have historically experienced our highest sales volume in the year-end holiday buying season, which occurs in the fourth quarter, and our lowest sales volume in the second quarter of our calendar year. We defer the recognition of a significant amount of net revenue related to our software titles containing online functionality that constitutes a more-than-inconsequential separate service deliverable over an extended period of time (i.e., typically six months to less than a year). As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest amount of net revenue. Our results can also vary based on a number of factors, including title release dates, consumer demand for our products, market conditions and shipment schedules.

Focused Product Offering and Restructuring Plan

        Driven by a desire to improve operating margin by focusing Activision's resources on titles it believes have the best potential for success and the anticipation of a continuing weak environment for casual and music-based games, we will be implementing a restructuring plan involving a focus on the development and publication of a reduced slate of titles on a going-forward basis. Specifically, we will be disbanding our Guitar Hero business unit and discontinuing the development of all music-based games, including the Guitar Hero title we had previously planned for 2011. In addition, we decided to discontinue development on True Crime: Hong Kong due to the concentration of competitive titles in that genre. The restructuring plan will also involve a re-alignment of our cost structure to correspond to our more focused product slate and a related reduction in studio headcount and corporate overhead. The reduction will result in the separation of approximately 500 employees.

        As a result of this shift in our focus, in 2011, we expect fewer overall releases but a more focused slate than in the past two years. As such, we expect our top line net revenues to be down year-over-year, primarily due to lower revenues from products with low-to-no profitability. In addition, since Blizzard had two major releases in 2010 and has not yet announced a launch date for its next global release, we are currently assuming two fewer titles from Blizzard in 2011 and, accordingly, lower revenues.

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

        The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	For the Years Ended December 31,
	2010		2009		2008
Net revenues:
Product sales	$3,087	69%	$3,080	72%	$1,872	62%
Subscription, licensing, and other revenues	1,360	31	1,199	28	1,154	38

Total net revenues	4,447	100	4,279	100	3,026	100

Costs and expenses:
Cost of sales—product costs	1,350	31	1,432	33	1,160	38
Cost of sales—MMORPG	241	5	212	5	193	7
Cost of sales—software royalties and amortization	338	8	348	8	267	9
Cost of sales—intellectual property licenses	197	4	315	7	219	7
Product development	642	14	627	15	592	20
Sales and marketing	520	12	544	13	464	15
General and administrative	364	8	395	9	271	9
Impairment of intangible assets	326	7	409	10	—	—
Restructuring	—	—	23	1	93	3

Total costs and expenses	3,978	89	4,305	101	3,259	108

Operating income (loss)	469	11	(26)	(1)	(233)	(8)
Investment and other income, net	23	1	18	1	46	2

Income (loss) before income tax expense	492	12	(8)	—	(187)	(6)
Income tax expense (benefit)	74	2	(121)	(3)	(80)	(2)

Net income (loss)	$418	10%	$113	3%	$(107)	(4)%

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

        The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, impairment of intangible assets, integration and transaction costs, and other*. Information on the operating segments and reconciliations of total segment net revenues and total segment income (loss) from operations to consolidated net revenues and operating income (loss) for the years ended December 31, 2010, 2009, and 2008 are presented below (amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008	Increase/ (decrease) 2010 v 2009	Increase/ (decrease) 2009 v 2008
Segment net revenues:
Activision	$2,769	$3,156	$2,152	$(387)	$1,004
Blizzard	1,656	1,196	1,343	460	(147)
Distribution	378	423	227	(45)	196

Operating segment net revenue total	4,803	4,775	3,722	28	1,053

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	(356)	(497)	(713)	141	216
Other*	—	1	17	(1)	(16)

Consolidated net revenues	$4,447	$4,279	$3,026	$168	$1,253

Segment income from operations:
Activision	$511	$663	$307	$(152)	$356
Blizzard	850	555	704	295	(149)
Distribution	10	16	22	(6)	(6)

Operating segment income from operations total	1,371	1,234	1,033	137	201

Reconciliation to consolidated operating (loss) income:
Net effect from deferral of net revenues and related cost of sales	(319)	(383)	(496)	64	113
Stock-based compensation expense	(131)	(154)	(90)	23	(64)
Restructuring	(3)	(23)	(93)	20	70
Amortization of intangible assets and purchase price accounting related adjustments	(123)	(259)	(292)	136	33
Impairment of intangible assets	(326)	(409)	—	83	(409)
Integration and transaction costs	—	(24)	(29)	24	5
Other*	—	(8)	(266)	8	258

Total consolidated operating income (loss)	$469	$(26)	$(233)	$495	$207

*
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

        Note—The historical financial statements prior to July 10, 2008 are those of Vivendi Games only. The financial information of the businesses operated by Activision, Inc. prior to the Business Combination is included from the date of the Business Combination (i.e. from July 10, 2008 onwards), but not for prior periods. We also provide a discussion and analysis of the operating segments for the years ended December 31, 2010, 2009, and 2008 in the Supplemental Pro Forma Information section below as the pro forma basis provides greater comparability for the Activision and Distribution segments as the Supplemental Pro Forma Information reflects pre-Business Combination businesses previously operated by Activision, Inc. The Blizzard segment is not affected by any of the pro forma adjustments.

        For better understanding of the differences in presentation between our segment results and the consolidated results, the following explains the nature of each reconciling item.

Net Effect from Deferral of Net Revenues and Related Cost of Sales

        We have determined that some of our game's online functionality represents an essential component of gameplay and as a result a more-than-inconsequential separate deliverable. As such, we are required to recognize the revenues of these game titles over the estimated service periods. The product life may range from a minimum of five months to a maximum of less than a year. The related cost of sales is deferred and recognized to match revenues. In the table above, we present the amount of net revenues and related cost of sales separately for each period as a result of the accounting treatment.

Stock-Based Compensation Expense

        We expense our stock-based awards using the grant date fair value over the vesting periods of the stock awards. In the case of liability awards, the liability is subject to revaluation based on the then-current stock price. Included within stock-based compensation are the net effects of capitalization, deferral, and amortization. The stock-based compensation expenses for each period are presented above.

Restructuring

        We implemented an organizational restructuring plan in the third quarter of 2008 as a result of the Business Combination. The restructuring activities included severance costs, facility exit costs, write offs of assets and liabilities and exit costs from the cancellation of projects. On June 30, 2009, we had completed the majority of our organizational restructuring activities as a result of the Business Combination and do not expect any material costs relating to this item going forward as we have completed these restructuring activities.

        However, on February 3, 2011, the Board of Directors of the Company approved a new restructuring plan expected to be implemented in the quarter ending March 31, 2011, resulting in a net pretax charge in the first two quarters of 2011, which is expected to total between $35 and $50 million, comprised of severance costs, the costs of other separation benefits and other exit costs. This represents a subsequent event that occurs after the balance sheet date.

Amortization of Intangible Assets and Purchase Price Accounting Related Adjustments

        All of our intangible assets are the result of the Business Combination and other acquisitions. We amortize the intangible assets over their estimated useful lives based on the pattern of consumption of the underlying economic benefits. The amount presented in the table represents the effect of the amortization of intangible assets as well as other purchase price accounting adjustments, where applicable, in our consolidated statements of operations.

Impairment of Intangible Assets

        We recorded a non-cash impairment charge on finite-lived intangible assets of $326 million and $409 million for the years ended December 31, 2010 and 2009, respectively, reflecting a continuing weaker environment for the casual game and music genres.

Integration and Transaction Costs

        These costs were incurred to effect the Business Combination and included activities such as merging systems and streamlining the business processes of the combined company of Activision Blizzard. We do not expect any further costs relating to this item going forward as we have completed our integration and transaction activities.

Segment Net Revenues

Activision

        Activision's net revenues decreased for 2010 as compared to 2009, primarily due to the following:

  •
  Release of fewer key titles in 2010 than in 2009 and weaker sales of games in the music and casual genres. In 2010, Activision released twelve key titles compared to the release of sixteen key titles in 2009; and

  •
  Blur and Singularity, two new intellectual properties that were released in the second quarter of 2010, had only limited market success. While establishing successful new intellectual properties has always been difficult, the economic environment made it particularly challenging in 2010.

        The decreases were partially offset by the:

  •
  Strong performance from Call of Duty: Black Ops, which was released in the fourth quarter of 2010;

  •
  Continued strong performance of Call of Duty: Modern Warfare 2, which was released in November 2009;

  •
  Launch of the Call of Duty: Modern Warfare 2 Stimulus Package map pack on Microsoft Xbox Live ("XBLive") in the first quarter of 2010 and on PlayStation Network ("PSN") in the second quarter of 2010; and

  •
  Launch of the Call of Duty: Modern Warfare 2 Resurgence map pack on XBLive in the second quarter of 2010 and on PSN in the third quarter of 2010.

        For 2009, net revenues from the Activision segment increased as compared to 2008 primarily due to the following:

  •
  As a result of the consummation of the Business Combination, net revenues of $685 million from the Activision businesses operated by Activision, Inc. for the six months ended June 30, 2009 were included in 2009, but not in 2008;

  •
  Launches of two new intellectual properties, DJ Hero and PROTOTYPE in 2009; and

  •
  Strong performance from Call of Duty: Modern Warfare 2, which was released in November 2009.

        These were partially offset by weaker performance of the Guitar Hero franchise in 2009 versus 2008.

Blizzard

        Blizzard's net revenues increased for 2010 as compared to 2009 primarily as a result of the release of World of Warcraft: Cataclysm in the fourth quarter of 2010 and StarCraft II: Wings of Liberty in the third quarter of 2010. The increase in net revenues also reflects growth in sales of value-added services related to World of Warcraft, which consist of transactions such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay. The China region business was also back online for the full year of 2010 and Blizzard successfully launched World of Warcraft: Wrath of the Lich King in China in August 2010.

        Blizzard's net revenues decreased for the year ended December 31, 2009 as compared to 2008 primarily due to no new releases in 2009 and an interruption of World of Warcraft in China from June 2009 to September 2009 as a result of a license transfer. This compared to 2008 with the successful November 2008 release of the second expansion pack of World of Warcraft: Wrath of the Lich King. This decrease was partially offset by an increase in other value-added service revenues.

Distribution

        Distribution's net revenues decreased in 2010 as compared to 2009, primarily due to weakness in the interactive software industry in the United Kingdom ("U.K.") resulting in lower sales from U.K. independent retailers and warehousing services.

        The increase in Distribution net revenues for 2009 as compared to 2008 was primarily due to the consummation of Business Combination in which net revenues of $148 million from the Distribution businesses operated by Activision, Inc. for the six months ended June 30, 2009 were included in the year ended December 31, 2009, but not in 2008.

Segment Income from Operations

Activision

        Activision's operating income decreased in 2010 as compared to 2009, primarily due to the following:

  •
  Release of fewer key titles in 2010 than in 2009 and weaker sales of games in the music and casual genres;

  •
  Limited market success of two new intellectual properties, Blur and Singularity; and

  •
  Higher inventory obsolescence of peripherals and write offs as a result of cancellations of certain titles (e.g., a Guitar Hero title that had been planned for release in 2011 and True Crime: Hong Kong).

        These negative impacts on operating income were partially offset by:

  •
  Stronger performance from our Call of Duty franchise in both retail and digital channels;

  •
  A positive shift in the sales mix to higher-margin digital products;

  •
  Lower sales and marketing expenses as a result of fewer releases; and

  •
  Savings realized from headcount reductions within certain administrative functions in the first quarter of 2010.

        Activision's operating income increased in 2009 as compared to 2008, primarily due to the following:

  •
  The increase in revenues from Activision as noted previously; and

  •
  Lower operating expenses stemming from continuing effective cost-containment strategies.

Blizzard

        Blizzard's operating income increased for 2010 as compared to 2009, primarily due to:

  •
  Release of World of Warcraft: Cataclysm in the fourth quarter of 2010 and StarCraft II: Wings of Liberty in the third quarter of 2010;

  •
  Increase in sales of value-added services related to World of Warcraft; and

  •
  The China region business being back online for full year of 2010 and the successful launch of World of Warcraft: Wrath of the Lich King in China in August 2010.

        Blizzard's operating income for 2009 decreased as compared to 2008, primarily as a result of the following:

  •
  The decrease in net revenues noted previously; and

  •
  Incremental investments made by Blizzard for customer service and for product development for the sequel to StarCraft, the next World of Warcraft expansion pack, and enhancing Battle.net.

Supplemental Pro Forma Operating Segment Results

        The consummation of the Business Combination has resulted in the businesses operated by Activision, Inc. prior to the Business Combination being included from the date of the Business Combination (i.e. from July 9, 2008 onwards), but not for prior periods. Therefore, for comparability purposes, we combined Activision, Inc.'s financial information with Activision Blizzard's reported financial information in the following table to create pro forma Activision Blizzard financial information for the year ended December 31, 2008. This pro forma information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may have resulted from the Business Combination and therefore is not necessarily indicative of results that would have been achieved had the business been combined during the years presented. We have included a reconciliation between the reported consolidated and segment financial information to the pro forma consolidated and segment financial information. See Note 14 of the Notes to Consolidated Financial Statements for further details of our segment presentation.

	For the years ended December 31,
	2010	2009	2008	Increase/ (decrease) 2010 v 2009	Increase/ (decrease) 2009 v 2008	% change 2010 v 2009	% change 2009 v 2008
Pro forma segment net revenues:
Activision	$2,769	$3,156	$3,279	$(387)	$(123)	(12)%	(4)%
Blizzard	1,656	1,196	1,343	460	(147)	38	(11)
Distribution	378	423	410	(45)	13	(11)	3

Pro forma operating segment net revenue total	4,803	4,775	5,032	28	(257)	1	(5)
Reconciliation to pro forma consolidated net revenues:
Net effect from deferral of net revenues	(356)	(497)	(713)	141	216	28	30
Other*	—	1	17	(1)	(16)	(100)	(94)

Pro forma consolidated net revenues	$4,447	$4,279	$4,336	$168	$(57)	4%	(1)%

Pro forma segment income from operations:
Activision	$511	$663	$469	$(152)	$194	(23)%	41%
Blizzard	850	555	704	295	(149)	53	(21)
Distribution	10	16	27	(6)	(11)	(38)	(41)

Pro forma operating segment income from operations total	1,371	1,234	1,200	137	34	11	3
Reconciliation to pro forma consolidated operating income (loss):
Net effect from deferral of net revenues and related cost of sales	(319)	(383)	(496)	64	113	17	23
Stock-based compensation expense	(131)	(154)	(181)	23	27	15	15
Restructuring	(3)	(23)	(93)	20	70	87	75
Amortization of intangible assets and purchase price accounting related adjustments	(123)	(259)	(376)	136	117	53	31
Impairment of intangible assets	(326)	(409)	—	83	(409)	20	—
Integration and transaction costs	—	(24)	(42)	24	18	100	43
Other*	—	(8)	(266)	8	258	100	97

Total pro forma consolidated operating income (loss)	$469	$(26)	$(254)	$495	$228	NM	90%

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

        On a pro forma operating segment basis, our operating margin for the years ended December 31, 2010, 2009 and 2008 was 29%, 26% and 24%, respectively. Highlights and analysis of our individual segment net revenues and income from operations are as follows:

Pro forma Activision Segment Net Revenues

        Activision's net revenues decreased for 2010 as compared to 2009, primarily due to the:

  •
  Release of fewer key titles in 2010 than in 2009 and weaker sales of games in the music and casual genres; and

  •
  Limited market success of the two new intellectual properties, Blur and Singularity.

        These negative impacts on net revenues were partially offset by the:

  •
  Strong performance from Call of Duty: Black Ops, which was released in the fourth quarter of 2010; and

  •
  Continued strong performance of Call of Duty: Modern Warfare 2 in retail and its related digital downloadable content.

        Activision's net revenues decreased for 2009 as compared to 2008, primarily due to:

  •
  The weakness in the economy adversely impacting the casual game and music genres and the weaker performance of the Guitar Hero franchise in 2009 as compared to 2008; and

  •
  The decline in sales of PS2 platform titles due to the aging lifecycle of the PS2 platform as consumers transitioned to current-generation platforms.

        Partially offsetting these negative impacts on net revenues were the:

  •
  Increase in net revenues from the strong performance of Call of Duty: Modern Warfare 2; and

  •
  Growth in online digital revenues from Call of Duty downloadable content.

Pro Forma Activision Segment Income from Operations

        Activision's operating income decreased in 2010 as compared to 2009, primarily due to the:

  •
  Release of fewer key titles in 2010 than in 2009 and weaker sales of games in the music and casual genres;

  •
  Limited market success of Blur and Singularity; and

  •
  Higher inventory obsolescence of peripherals and write-offs resulting from the cancellations of certain titles in development.

        These negative impacts to operating income were partially offset by:

  •
  Stronger performance from our Call of Duty franchise in both retail and digital channels;

  •
  A positive shift in the sales mix of higher-margin products;

  •
  Lower sales and marketing expenses as a result of fewer releases; and

  •
  Savings realized from headcount reductions within certain administrative functions in the first quarter of 2010.

        Activision's operating income increased in 2009 as compared to 2008, primarily due to:

  •
  Strong performance of Call of Duty: Modern Warfare 2, which was released in November 2009;

  •
  The change in business mix, with fewer sales of hardware peripherals and accordingly lower product costs;

  •
  Launches of two new intellectual properties, DJ Hero and PROTOTYPE in 2009;

  •
  Growth in higher margin online digital revenues; and

  •
  Lower operating expenses stemming from continuing effective cost-containment strategies.

        These factors were partially offset by the decrease in net revenues described above.

Schedules of Reconciliation of Reported Consolidated and Segment Financial Information to Pro Forma Consolidated and Segment Financial Information for the Year Ended December 31, 2008

        For the year ended December 31, 2008, the pro forma consolidated financial information below is comprised of Activision, Inc.'s financial information for the period January 1, 2008 to July 9, 2008 together with Activision Blizzard's reported financial information for the year ended December 31, 2008. Activision, Inc.'s financial information for the three months ended March 31, 2008 and June 30, 2008 are extracted from the quarterly information which has not been audited. Activision, Inc.'s financial information from July 1, 2008 to July 9, 2008 has not been audited. In conjunction with the Business Combination, senior management changed the manner in which they assess the operating performance of, and allocate resources to, our operating segments during the year ended December 31, 2008.

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

(i)
The pro forma adjustments include the increased amortization expense resulting from the application of the purchase method of accounting ($84 million for the year ended December 31, 2008), elimination of Activision, Inc.'s historical transaction costs ($37 million for the year ended December 31, 2008), and an increase in stock-based compensation expense associated with the increase in the fair value of Activision, Inc.'s unvested stock awards at the closing date of the Business Combination ($59 million for the year ended December 31, 2008). Pro forma adjustments are shown net of tax using an assumed combined federal and state statutory tax rate of 39.4%.

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

Results of Operations—Years Ended December 31, 2010, 2009, and 2008

Net Revenues by Geographic Region

        The following table details our consolidated net revenues by geographic region for the years ended December 31, 2010, 2009, and 2008 (amounts in millions):

	For the Years ended December 31,
	2010	2009	2008	Increase/ (decrease) 2010 v 2009	Increase/ (decrease) 2009 v 2008
Geographic region net revenues:
North America	$2,409	$2,217	$1,494	$192	$723
Europe	1,743	1,798	1,288	(55)	510
Asia Pacific	295	263	227	32	36

Total geographic area net revenues	4,447	4,278	3,009	169	1,269
Other*	—	1	17	(1)	(16)

Consolidated net revenues	$4,447	$4,279	$3,026	$168	$1,253

        The (increase)/decrease in deferred revenues by geographic region for the years ended December 31, 2010, 2009, and 2008 was as follows (amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008	(Increase)/ Decrease 2010 v 2009	(Increase)/ Decrease 2009 v 2008
Deferred revenues by geographic region:
North America	$(166)	$(241)	$(457)	$75	$216
Europe	(159)	(224)	(234)	65	10
Asia Pacific	(31)	(32)	(22)	1	(10)

Total change in deferred revenues by
geographic region	(356)	(497)	(713)	141	216
Other*	—	1	17	(1)	(16)

Total impact on consolidated net revenues	$(356)	$(496)	$(696)	$140	$200

*
Represents Non-Core activities, which are legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment. Consequently, we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

        Consolidated net revenues increased in North America and Asia Pacific in 2010 as compared to the same period in 2009, primarily due to the success of the Call of Duty franchise, particularly the release of Call of Duty: Black Ops in the fourth quarter of 2010 and continued strong performance of Call of Duty: Modern Warfare 2 during the year and the release of World of Warcraft: Cataclysm and StarCraft II: Wings of Liberty in the fourth and third quarters of 2010, respectively, as well as higher revenues from sales of World of Warcraft's value-added services. The increase in consolidated net revenues in Asia Pacific was also attributable to the China region business being back online for the full year of 2010 and its continued growth with the successful launch of World of Warcraft: Wrath of the Lich King in China in August 2010. The increase in consolidated net revenues for North America was partially offset by the impact of fewer titles released in 2010 and the weaker sales of games in the music and casual genres. Consolidated net revenues for Europe decreased in 2010 as compared to 2009, primarily as a result of unfavorable foreign exchange effects and the greater impact on the decrease in sales of games in the music and casual genres. The decrease was partially offset by the strong performance of the Call of Duty franchise in Europe, the release of World of Warcraft: Cataclysm and StarCraft II and continued growth in World of Warcraft's value-added services.

        The greater success of Call of Duty: Black Ops sales at initial launch compared to Call of Duty: Modern Warfare 2 sales at initial launch is the primary reason that less revenue was deferred during 2010 as compared to 2009. This decrease in deferred revenue was partially offset by the additional deferral of revenue as a result of the release of World of Warcraft: Cataclysm and value-added services in the fourth quarter of 2010.

        Consolidated net revenues increased in all regions in 2009 as compared to 2008, primarily due to the post-Business Combination net revenues consisting of $690 million in North America, $507 million in Europe and $54 million in Asia Pacific from the businesses previously operated by Activision, Inc. for the six month period ended June 30, 2009 that were included in 2009 but not in 2008. The increase in North America, which was further driven by the strong performance of the Call of Duty franchise, in particular the 2009 release of Call of Duty: Modern Warfare 2. The increase was partially offset by the impact of weaker sales of games in the music and casual genres in 2009.

Foreign Exchange Impact

        Changes in foreign exchange rates had a negative impact of approximately $54 million and $71 million on Activision Blizzard's net revenues in 2010 and 2009, respectively. The change is primarily due to the year-over-year strengthening of the U.S. dollar relative to the British pound and euros.

Net Revenues by Platform

        The following table details our net revenues by platform and as a percentage of total consolidated net revenues for the years ended December 31, 2010, 2009, and 2008 (amounts in millions):

	Year Ended December 31, 2010	% of total consolidated net revs.	Year Ended December 31, 2009	% of total consolidated net revs.	Year Ended December 31, 2008	% of total consolidated net revs.	Increase/ (decrease) 2010 v 2009	Increase/ (decrease) 2009 v 2008
Platform net revenues:
MMORPG	$1,230	28%	$1,248	29%	$1,152	38%	$(18)	$96
PC and other	325	7	164	4	99	3	161	65
Console
Sony PlayStation 3	854	19	584	14	241	8	270	343
Sony PlayStation 2	35	1	174	4	284	9	(139)	(110)
Microsoft Xbox 360	1,033	23	857	19	362	12	176	495
Nintendo Wii	408	9	584	14	407	14	(176)	177

Total console	2,330	52	2,199	51	1,294	43	131	905
Handheld	184	4	244	6	237	8	(60)	7

Total platform net revenues	4,069	91	3,855	90	2,782	92	214	1,073
Distribution	378	9	423	10	227	7	(45)	196
Other*	—	—	1	—	17	1	(1)	(16)

Total consolidated net revenues	$4,447	100%	$4,279	100%	$3,026	100%	$168	$1,253

        Deferred revenues by platform for the years ended December 31, 2010, 2009, and 2008 was as follows (amounts in millions):

	Years Ended December 31,
	2010	2009	2008	(Increase) Decrease 2010 v 2009	(Increase) Decrease 2009 v 2008
Deferred revenues by platform:
MMORPG	$(191)	$93	$(145)	$(284)	$238
PC and other	(81)	(49)	(33)	(32)	(16)
Console
Sony PlayStation 3	(77)	(259)	(168)	182	(91)
Microsoft Xbox 360	(15)	(284)	(248)	269	(36)
Nintendo Wii	16	2	(119)	14	121

Total console	(76)	(541)	(535)	465	(6)

Nintendo Dual Screen	(8)	—	—	(8)	—
Other*	—	1	17	(1)	(16)

Total impact on consolidated net revenues	$(356)	$(496)	$(696)	$140	$200

*
Represents Non-Core activities, which are legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment. Consequently, we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

        Net revenues from MMORPG decreased slightly in 2010 as compared to 2009, primarily as a result of lower deferred and boxed revenue recognized in 2010 due to the timing of expansion pack releases by Blizzard. While the World of Warcraft: Wrath of the Lich King expansion pack launched in the fourth quarter of 2008 resulted in significant deferred revenues that were recognized in 2009, the World of Warcraft: Cataclysm expansion pack launched in the fourth quarter of 2010, resulted in a lower percentage of deferred revenue recognized in 2010, with the majority of deferred revenues to be recognized in 2011. This decrease in revenue was partially offset by higher revenues from sales of World of Warcraft's value-added services. Net revenues from PC and other increased in 2010 as compared to 2009, primarily as a result of the release of StarCraft II: Wings of Liberty. Net revenues from Sony PlayStation 3 and Microsoft Xbox 360 increased in 2010 as compared to 2009, primarily as a result of the success of the Call of Duty franchise, in particular, the strength of Call of Duty: Modern Warfare 2 and its associated map packs in downloadable content digital formats, and the strong consumer demand for Call of Duty: Black Ops. Sony PlayStation 2 platform revenues continued to decline due to fewer titles published on this platform given the aging lifecycle of the Sony PlayStation 2 platform as consumers are now almost fully transitioned to the current-generation platforms. Net revenues from Nintendo Wii decreased in 2010 as compared to 2009, primarily due to the weakness in the sales in casual and music genres. Net revenues from handheld devices decreased for the same period primarily as a result of alternative handheld devices such as Apple's iPhone, Apple's iPad and other mobile devices, as well as general weakness in the casual titles.

        Regarding deferred revenues by platform, additional revenues were deferred in 2010 across MMORPG, PC and other, Sony PlayStation 3 and the Microsoft Xbox 360 platforms driven by the successful releases of World of Warcraft: Cataclysm, StarCraft II: Wings of Liberty and Call of Duty: Black Ops.

        MMORPG net revenues increased in 2009 compared to 2008 as a result of the continued growth of the World of Warcraft franchise and online value-added services. Net revenues from various consoles and handheld platforms increased, except for PS2, in 2009 as compared to 2008 primarily as a result of the consummation of the Business Combination. The increases in net revenues by platform in 2009 were also driven by the success of our Call of Duty franchise, in particular, Call of Duty: Modern Warfare 2, on the Xbox360 and PS3 platforms. Partially offsetting the increase was the weaker sales of casual games and games in the music genre as compared to the core games genre, which includes titles from the Call of Duty franchise. The weaker sales in the casual games and music genres were due to extended economic weakness and competition from emerging platforms, such as the iPhone and other community internet applications that accommodate gameplay. PS2 platform revenues declined due to the fewer titles published on this platform given aging lifecycle of the PS2 platform as consumers transitioned to the current-generation platforms.

Costs and Expenses

Cost of Sales

        The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the years ended December 31, 2010, 2009, and 2008 (amounts in millions):

	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Year Ended December 31, 2008	% of consolidated net revs.	Increase (Decrease) 2010 v 2009	Increase (Decrease) 2009 v 2008
Product costs	$1,350	31%	$1,432	33%	$1,160	38%	$(82)	$272
MMORPG	241	5	212	5	193	7	29	19
Software royalties and amortization	338	8	348	8	267	9	(10)	81
Intellectual property licenses	197	4	315	7	219	7	(118)	96

        Total cost of sales decreased in 2010 as compared to 2009, primarily due to:

  •
  The change in business mix for products with fewer hardware peripherals, and accordingly lower product costs;

  •
  A greater share of revenues generated by the Blizzard segment, which has a lower overall cost of sales; and

  •
  Lower intellectual property license expenses due to weaker sales of games in the music and casual games genres, selling more of our owned titles rather than affiliated titles and the decrease in amortization of intangible assets.

        These decreases in cost of sales were partially offset by:

  •
  The stronger performance of the Call of Duty franchise and the release of StarCraft II: Wings of Liberty and World of Warcraft: Cataclysm and the resulting increase in product costs;

  •
  More deferred costs recognized consistent with more deferred revenues recognized, during 2010 as compared to 2009;

  •
  Higher inventory obsolescence charges relating to peripherals; and

  •
  Costs related to our continued focus on customer service for our World of Warcraft subscribers.

        Total cost of sales increased in 2009 as compared to 2008, primarily due to:

  •
  Post-Business Combination product costs of $530 million, software royalties and amortization of $151 million, and intellectual property licenses of $112 million from businesses previously operated by Activision, Inc., for the six month period ended June 30, 2009 that were included in 2009, but not in 2008; and

  •
  Incremental investments made by Blizzard for improved levels of customer service.

        These factors were partially offset by a change in business mix with lower cost of sales resulting from our shift to selling more software versus hardware, and selling more of our owned titles than affiliated titles.

Product Development (amounts in millions)

	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Year Ended December 31, 2008	% of consolidated net revs.	Increase (Decrease) 2010 v 2009	Increase (Decrease) 2009 v 2008
Product development	$642	14%	$627	15%	$592	20%	$15	$35

        For 2010, product development costs increased as compared to 2009, mainly due to the write off of capitalized software development costs of cancelled titles, primarily a Guitar Hero title that had been planned for 2011 and True Crime: Hong Kong. This increase in product development expense was partially offset by lower stock-based compensation expense and the benefits realized from headcount reductions at certain Activision studios, primarily in the first quarter of 2010, to align the Company's resources with its product slate.

        For 2009, product development costs increased as compared to 2008, primarily due to post-Business Combination product development costs of $143 million from businesses previously operated by Activision, Inc., for the six month period ended June 30, 2009 that were included in 2009, but not in 2008. This increase in product development expense was partially offset by the complete wind down of Non-Core operations, resulting in lower product development expense from Non-Core operations in 2009 as compared to 2008. Product development costs in 2008 included the write off of capitalized software development costs of cancelled titles in the amount of $71 million as a result of the rationalization of our title portfolio after the Business Combination.

Sales and Marketing (amounts in millions)

	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Year Ended December 31, 2008	% of consolidated net revs.	Increase (Decrease) 2010 v 2009	Increase (Decrease) 2009 v 2008
Sales and marketing	$520	12%	$544	13%	$464	15%	$(24)	$80

        Sales and marketing expenses decreased in 2010 as compared to the same period in 2009, primarily as a result of a reduction in the number of major titles released in 2010 versus 2009. This decrease in sales and marketing expenses was partially offset by higher expenditures in connection with the continued marketing support for the Call of Duty and World of Warcraft franchises, and the launch of StarCraft II: Wings of Liberty.

        For 2009, sales and marketing expense increased as compared to 2008, primarily due to post-Business Combination sales and marketing expenses of $147 million from businesses previously operated by Activision, Inc., for the six month period ended June 30, 2009 that were included in 2009, but not in 2008. This increase was partially offset by a decrease in amortization of intangible assets of $40 million related to retail customer relationships and the complete wind down of Non-Core operations.

General and Administrative (amounts in millions)

	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Year Ended December 31, 2008	% of consolidated net revs.	Increase (Decrease) 2010 v 2009	Increase (Decrease) 2009 v 2008
General and administrative	$364	8%	$395	9%	$271	9%	$(31)	$124

        General and administrative expenses decreased in 2010, as compared to the same period in 2009, primarily due to:

  •
  Favorable foreign exchange effects; and

  •
  Lower stock-based compensation expense.

        These factors were partially offset by higher accrued bonuses and legal expenses.

        For 2009, general and administrative expenses increased as compared to 2008, primarily due to:

  •
  Post-Business Combination general and administrative expenses of $114 million from businesses previously operated by Activision, Inc., for the six month period ended June 30, 2009 that were included in 2009, but not in 2008;

  •
  Increases in stock-based compensation expense; and

  •
  Foreign exchange losses from revaluation of our transaction exposures.

        These factors were partially offset by benefits from the cost-containment strategy we implemented and synergies resulting from our restructuring efforts from the Business Combination including the complete wind down of our Non-Core operations.

Impairment of Intangible Assets (amounts in millions)

	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Year Ended December 31, 2008	% of consolidated net revs.	Increase (Decrease) 2010 v 2009	Increase (Decrease) 2009 v 2008
Impairment of intangible assets	$326	7%	$409	10%	$—	—%	$(83)	$409

        In the fourth quarter of 2010, as a result of the franchise and industry results of the holiday season, we significantly revised our outlook for the retail sales of software. With the impact of the continued economic downturn on our industry in 2010 and the change in the buying habits of casual consumers, we reassessed our overall expectations. We considered these economic changes during our 2011 planning process that was conducted during the months of November and December, which resulted in a strategy change to, among other things, focus on fewer title releases in the casual and music genres. As a result, we updated our future projected revenue streams for our franchises in the casual and music genres. We performed recoverability and, where applicable, impairment tests on the related intangible assets in accordance with ASC Subtopic 360-10. Based on the analysis performed, we recorded impairment charges of $67 million, $9 million and $250 million to license agreements, game engines and internally developed franchises intangible assets, respectively, for 2010 within our Activision segment. See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the determination of the impairment charges recorded for the year ended December 31, 2010.

        In the fourth quarter of 2009, we recorded impairment charges of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchises intangible assets, respectively, for 2009 within our Activision segment.

Restructuring (amounts in millions)

	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Year Ended December 31, 2008	% of consolidated net revs.	Increase (Decrease) 2010 v 2009	Increase (Decrease) 2009 v 2008
Restructuring	$—	—%	$23	1%	$93	3%	$(23)	$(70)

        In the third quarter of 2008, we implemented an organizational restructuring as a result of the Business Combination. This organizational restructuring was to integrate different operations and to streamline the combined Activision Blizzard organization. The implementation of the organizational restructuring resulted in restructuring charges, including severance costs; contract termination costs;

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

Investment and Other Income, Net (amounts in millions)

	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Year Ended December 31, 2008	% of consolidated net revs.	Increase (Decrease) 2010 v 2009	Increase (Decrease) 2009 v 2008
Investment and other income, net	$23	1%	$18	1%	$46	2%	$5	$(28)

        Investment and other income, net increased in 2010 as compared to the same period in 2009, primarily as a result of a reduction in fair value of a financial liability relating to a contingent earn-out liability from a previous acquisition. This increase was partially offset by lower investment income due to lower interest rates.

        Investment and other income, net decreased in 2009 as compared to 2008, primarily as a result of lower interest rates, losses on foreign exchange derivative contracts in 2009 as compared with gains in 2008, and certain investment-related gains in 2008. Partially offsetting these decreases was an $8 million increase due to the reduction in fair value of a financial liability relating to a contingent earn-out liability from a previous acquisition.

Income Tax Expense (Benefit) (amounts in millions)

	Year Ended December 31, 2010	% of Pretax income	Year Ended December 31, 2009	% of Pretax income		Year Ended December 31, 2008	% of Pretax income	Increase (Decrease) 2010 v 2009	Increase (Decrease) 2009 v 2008
Income Tax Expense (Benefit)	$74	15%	$(121)	NM	%	$(80)	(43)%	$195	$(41)

        The income tax expense of $74 million in 2010 reflects an effective tax rate of 15%. The effective tax rate of 15% for 2010 differs from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, a beneficial geographic mix in profitability, recognition of Federal and California research and development credits and IRC 199 domestic production deductions. The federal research credit was reinstated in December 2010 for tax years January 1, 2010- December 31, 2011.

        For 2010, our effective tax rate of 15% differs from the effective tax rate for 2009, primarily due to the loss from the impairment of intangible assets which resulted in a book tax benefit at the U.S. statutory rate and the release of valuation allowances on net operating losses deductions which provided additional benefit on both a book and taxable income basis for 2009. For 2008, the tax benefit as a result of net income (loss) before income taxes was offset by tax benefits from net operating losses surrendered and the release of valuation allowances.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	For the Years Ended December 31,
	2010	2009	Increase (Decrease) 2010 v 2009
Cash and cash equivalents	$2,812	$2,768	$44
Short-term investments	696	477	219

	$3,508	$3,245	$263

Percentage of total assets	26%	24%

	For the Years Ended December 31,
	2010	2009	2008	Increase (Decrease) 2010 v 2009	Increase (Decrease) 2009 v 2008
Cash flows provided by operating activities	$1,376	$1,183	$379	$193	$804
Cash flows provided by (used in) investing activities	(312)	(443)	1,101	131	(1,544)
Cash flows provided by (used in) financing activities	(1,053)	(949)	1,488	(104)	(2,437)
Effect of foreign exchange rate changes	33	19	(72)	14	91

Net increase (decrease) in cash and cash equivalents	$44	$(190)	$2,896	$234	$(3,086)

        For 2010, the primary drivers of cash flows provided by operating activities included the collection of customer receivables generated by the sale of our products and digital and subscription revenues, partially offset by payments to vendors for the manufacture, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liabilities, and payments to our workforce. Cash flows used in investing activities reflect that we purchased short-term investments totaling $800 million, made capital expenditures of $97 million primarily for property and equipment, and received $580 million upon the maturity of investments, the majority of which consisted of our U.S. treasuries and government agency securities during the year ended December 31, 2010. Cash flows used in financing activities primarily reflect our repurchase of 85 million shares of our common stock for an aggregate purchase price of $959 million under the stock repurchase program and payment of a cash dividend of $189 million to shareholders of our common stock, partially offset by $73 million of proceeds from issuance of shares of common stock to employees pursuant to stock option exercises.

        In addition to cash flows provided by operating activities, our primary source of liquidity was $3.5 billion of cash and cash equivalents and short-term investments at December 31, 2010. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital (approximately $2.5 billion at December 31, 2010) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the funding of the development, production, marketing and sale of new products, to finance the acquisition of intellectual property rights for future products from third parties, to fund a new stock repurchase program and to pay the dividends declared on February 9 to our shareholders.

        On April 29, 2008, Activision, Inc. entered into a senior unsecured credit agreement with Vivendi, as lender, which provided for a revolving credit facility of up to $475 million. Borrowings under the agreement became available upon consummation of the Business Combination. Effective July 23, 2010, we terminated that agreement.

        On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program (the "2008-2009 Stock Repurchase Program") under which we were authorized to repurchase up to $1 billion of our common stock until October 30, 2009. On July 31, 2009, our Board of Directors authorized an increase of $250 million to the 2008-2009 Stock Repurchase Program, bringing the total authorization to $1.25 billion, and extended the expiration date of the 2008-2009 Stock Repurchase Program until December 31, 2009. During 2009, we repurchased 114 million shares of our common stock for an aggregate purchase price of $1,235 million pursuant to the 2008-2009 Stock Repurchase Program. In January 2010, we settled a $15 million purchase of 1.3 million shares of our common stock that we had agreed to repurchase in December 2009 pursuant to the 2008-2009 Stock Repurchase Program, completing the 2008-2009 Stock Repurchase Program.

        On February 10, 2010, we announced that our Board of Directors authorized a new stock repurchase program (the "2010 Stock Repurchase Program") under which we were authorized to repurchase up to $1 billion of our common stock until December 31, 2010. During 2010, we repurchased 84 million shares of our common stock for an aggregate purchase price of $944 million pursuant to the 2010 Stock Repurchase Program. In January 2011, we settled a $22 million purchase of 1.8 million shares of our common stock that we had agreed to repurchase in December 2010 pursuant to the 2010 Stock Repurchase Program.

        On February 3, 2011, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1.5 billion of our common stock, on terms and conditions to be determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program.

        On February 10, 2010, Activision Blizzard's Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010. On April 2, 2010, we made an aggregate cash dividend payment of $187 million to such shareholders. On October 22, 2010, the Company made dividend equivalent payments of $2 million related to this cash dividend to the holders of restricted stock units.

        Additionally, on February 9, 2011, our Board of Directors approved a cash dividend of $0.165 per common share payable on May 11, 2011 to shareholders of record at the close of business on March 16, 2011.

Cash Flows from Operating Activities

        The primary drivers of cash flows from operating activities have typically included the collection of customer receivables generated by the sale of our products and our subscription revenues, offset by payments for taxes and payments to vendors for the manufacture, distribution and marketing of our products, to third-party developers and intellectual property holders, and to our workforce. A significant operating use of our cash relates to our continued investment in software development and intellectual property licenses. We expect that we will continue to make significant expenditures relating to our investment in software development and intellectual property licenses.

Cash Flows from Investing Activities

        The primary drivers of cash flows used in investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments. During 2010, we purchased short-term investments totaling $800 million, made capital expenditures of $97 million, primarily for property and equipment, and received $580 million upon the maturity of investments.

Cash Flows from Financing Activities

        The primary drivers of cash flows used in financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees and the public and the purchase of treasury shares. We have not utilized debt financing as a source of cash flows.

        In 2010, cash flows used in financing activities included $959 million used to purchase Activision Blizzard stock under the stock repurchase programs described above.

Capital Expenditures

        We made capital expenditure of $97 million in 2010. In 2011, we anticipate total capital expenditures of approximately $100 million. Capital expenditures are expected to be primarily for computer hardware and software purchases and various corporate projects.

Commitments

        In the normal course of business, we enter into contractual arrangements with third-parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property ("IP"). Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2010 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and equipment leases	Developer and IP	Marketing	Total
For the year ending December 31,
2011	32	90	48	170
2012	31	69	11	111
2013	29	49	—	78
2014	26	15	—	41
2015	16	—	—	16
Thereafter	63	—	—	63

Total	197	223	59	479

(1)
We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully enough developed under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2010, we had $132 million of unrecognized tax benefits.

Off-balance Sheet Arrangements

        At December 31, 2010 and 2009, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

        Revenue Recognition.    We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers and once any performance obligations have been completed. Certain products are sold to customers with a street date (i.e., the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the sale date. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.

        For our software products with online functionality, we evaluate whether those features or functionality are more than an inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product and any online transaction, such as an electronic download of a title with product add-ons, when it is released. Determining whether the online service for a particular game constitutes more than an inconsequential deliverable, as well as the estimated service periods and product life over which to recognize the revenue and related costs of sales, are subjective and require management's judgment.

        When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to gameplay, we consider that our performance obligations for this title extend beyond the sale of the game. Vendor-specific objective evidence of fair value does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we recognize all of the software-related revenue from the sale of the title ratably over the estimated service period, which is estimated to begin the month after either the sale date or the street date of the title, whichever is later. In addition, we initially defer the costs of sales for the title (excluding intangible asset amortization), and recognize the costs of sales as the related revenues are recognized. Cost of sales includes manufacturing costs, software royalties and amortization, and intellectual property licenses.

        We recognize World of Warcraft boxed product, expansion packs and other value-added service revenues each with the related subscription service revenue ratably over the estimated service periods beginning upon activation of the software and delivery of the services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as product sales and revenues attributable to subscription and other value-added services are classified as subscription, licensing and other revenues.

        Revenue for software products with more than inconsequential separate service deliverables and World of Warcraft products are recognized over the estimated service periods, which range from a minimum of five months to a maximum of less than a year.

        For our software products with features we consider to be incidental to the overall product offering and an inconsequential deliverable, such as products which provide limited online features at no additional cost to the consumer, we recognize the related revenue from them upon the transfer of title and risk of loss of the product to our customer.

        Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence.    We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable trading and payment terms, and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and performance of competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences in the amount and timing of our revenue for any period may result if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2010 allowance for sales returns, price protection and other allowances would impact net revenues by approximately $4 million.

        Similarly, management must make estimates as to the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, we analyze the age of current outstanding account balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customers' payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance. Any significant changes in any of these criteria would affect management's estimates in establishing our allowance for doubtful accounts.

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

        We account for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed ("ASC Subtopic 985-20"). Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of "cost of sales—software royalties and amortization," capitalized costs if and when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or expected to be abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense.

        Commencing upon product release, capitalized software development costs are amortized to "cost of sales—software royalties and amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months or less.

        Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music, or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product. Prior to the related product's release, we expense, as part of "cost of sales—intellectual property licenses," capitalized intellectual property costs when we believe such amounts are not recoverable. Capitalized intellectual property costs for those products that are cancelled or expected to be abandoned are charged to product development expense in the period of cancellation.

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

        During 2010, we recorded an impairment charge of $326 million to our finite-lived intangible assets. See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the determination of the impairment charges recorded for the year ended December 31, 2010.

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

        Stock-Based Compensation.    We estimate the value of stock-based payment awards on the measurement date using a binomial-lattice model. Our determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        For a detailed discussion of the application of these and other accounting policies see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an update to Revenue Recognition—Multiple-Deliverable Revenue Arrangements. This update establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this update also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The adoption of this update on January 1, 2011 will not have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued an update to Software—Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and excludes these products from the scope of current software revenue guidance. The new guidance will include factors to help companies determine which software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The adoption of this update on January 1, 2011 will not have a material impact on our consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.

Foreign Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Currency volatility is monitored throughout the year. To mitigate our foreign currency exchange rate exposure resulting from our foreign currency denominated monetary assets, liabilities and earnings, we periodically enter into currency derivative contracts, principally swaps and forward contracts with maturities of twelve months or less. Vivendi is our principal counterparty and the risks of counterparty non-performance associated with these contracts are not considered to be material. We expect to continue to use economic hedge programs in the future to reduce foreign exchange-related volatility if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in investment and other income, net and general and administrative expense in the consolidated statements of operations.

        The gross notional amount of outstanding foreign exchange swaps was $138 million and $120 million at December 31, 2010 and 2009, respectively. A pre-tax net unrealized gain of less than a million and an unrealized loss of $2 million for the years ended 2010 and 2009, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the consolidated statements of operations.

        Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won, and Swedish krona. The consolidated statements of operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income from our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. From time to time, we hedge our foreign currency translation risk by entering into foreign exchange contracts with Vivendi. We recognized a realized loss of $2 million for the year ended December 31, 2010 from the settlement of the hedging foreign exchange contracts and there was no outstanding foreign exchange contract hedging translation risk as of December 31, 2010. As of December 31, 2010, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted potential declines in our net income of approximately $70 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in AAA-rated government-backed securities. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At December 31, 2010, our $2.81 billion of cash and cash equivalents was comprised primarily of money market funds. At December 31, 2010, our $696 million of short-term investments included $672 million of U.S. treasury and government-sponsored agency debt securities, and $24 million of restricted cash. We also had $23 million in auction rate securities at fair value classified as long-term investments at December 31, 2010. Most of our investment portfolio is invested in short-term or variable rate securities. The Company has determined that, based on our investment portfolio as of December 31, 2010, there was no material interest rate risk exposure to the Company's consolidated financial position, results of operations or cash flows as of that date.

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

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2010, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2010, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

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

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, entitled "Proposal 1—Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Matters—Code of Conduct" and "Corporate Governance Matters—Board of Directors and Committees—Board Committees—Audit Committee" to be filed with the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, entitled "Executive Compensation" and "Director Compensation" to be filed with the Securities and Exchange Commission.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, entitled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, entitled "Certain Relationships and Related Transactions" and "Corporate Governance Matters—Board of Directors and Committees—Director Independence" to be filed with the Securities and Exchange Commission.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, entitled "Independent Registered Public Accounting Firm—Auditor's Fees" to be filed with the Securities and Exchange Commission.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	1.	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 67 herein.
	2.
		Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the calendar years ended December 31, 2010, 2009, and 2008 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Activision Blizzard:
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

Date: February 25, 2011

ACTIVISION BLIZZARD, INC.
By:	/s/ ROBERT A. KOTICK Robert A. Kotick Director, President and Chief Executive Officer of Activision Blizzard, Inc. (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PHILIPPE G. H. CAPRON (Philippe G. H. Capron)	Director	February 25, 2011
By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	February 25, 2011
By:	/s/ FRÉDÉRIC R. CRÉPIN (Frédéric R. Crépin)	Director	February 25, 2011
By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Co-Chairman and Director	February 25, 2011
By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Director, President and Chief Executive Officer; Principal Executive Officer	February 25, 2011
By:	/s/ JEAN-BERNARD LÉVY (Jean-Bernard Lévy)	Chairman and Director	February 25, 2011
By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	February 25, 2011

By:	/s/ DOUGLAS P. MORRIS (Douglas P. Morris)	Director	February 25, 2011
By:	/s/ STÉPHANE ROUSSEL (Stéphane Roussel)	Director	February 25, 2011
By:	/s/ RICHARD SARNOFF (Richard Sarnoff)	Director	February 25, 2011
By:	/s/ THOMAS TIPPL (Thomas Tippl)	Chief Operating Officer and Chief Financial Officer; Principal Financial Officer	February 25, 2011
By:	/s/ RÉGIS TURRINI (Régis Turrini)	Director	February 25, 2011
By:	/s/ STEPHEN WEREB (Stephen Wereb)	Chief Accounting Officer; Principal Accounting Officer	February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Activision Blizzard, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Activision Blizzard, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2011

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

	At December 31, 2010	At December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,812	$2,768
Short-term investments	696	477
Accounts receivable, net of allowances of $377 million and $317 million at December 31, 2010 and 2009, respectively	640	739
Inventories	112	241
Software development	147	224
Intellectual property licenses	45	55
Deferred income taxes, net	640	498
Other current assets	293	327

Total current assets	5,385	5,329
Long-term investments	23	23
Software development	55	10
Intellectual property licenses	28	28
Property and equipment, net	169	138
Other assets	21	9
Intangible assets, net	160	618
Trademark and trade names	433	433
Goodwill	7,132	7,154

Total assets	$13,406	$13,742

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$363	$302
Deferred revenues	1,726	1,426
Accrued expenses and other liabilities	818	779

Total current liabilities	2,907	2,507
Deferred income taxes, net	112	270
Other liabilities	184	209

Total liabilities	3,203	2,986

Commitments and contingencies (Note 18)
Shareholders' equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,382,479,839 and 1,364,117,675 shares issued at December 31, 2010 and 2009, respectively	—	—
Additional paid-in capital	12,353	12,376
Less: Treasury stock, at cost, 199,159,987 and 113,686,498 at December 31, 2010 and 2009, respectively	(2,194)	(1,235)
Retained earnings (accumulated deficit)	57	(361)
Accumulated other comprehensive loss	(13)	(24)

Total shareholders' equity	10,203	10,756

Total liabilities and shareholders' equity	$13,406	$13,742

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Net revenues
Product sales	$3,087	$3,080	$1,872
Subscription, licensing, and other revenues	1,360	1,199	1,154

Total net revenues	4,447	4,279	3,026
Costs and expenses
Cost of sales—product costs	1,350	1,432	1,160
Cost of sales—massively multi-player online
role-playing game ("MMORPG")	241	212	193
Cost of sales—software royalties and amortization	338	348	267
Cost of sales—intellectual property licenses	197	315	219
Product development	642	627	592
Sales and marketing	520	544	464
General and administrative	364	395	271
Impairment of intangible assets	326	409	—
Restructuring	—	23	93

Total costs and expenses	3,978	4,305	3,259

Operating income (loss)	469	(26)	(233)
Investment and other income, net	23	18	46

Income (loss) before income tax expense (benefit)	492	(8)	(187)
Income tax expense (benefit)	74	(121)	(80)

Net income (loss)	$418	$113	$(107)

Earnings (loss) per common share
Basic	$0.34	$0.09	$(0.11)

Diluted	$0.33	$0.09	$(0.11)

Weighted-average number of shares outstanding
Basic	1,222	1,283	946
Diluted	1,236	1,311	946
Dividends per common share	$0.15	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2010, 2009, and 2008

(Amounts and shares in millions)

								Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock		Net Payable to Vivendi	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital						Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2007(1)	591	$—	$490	—	$—	$77	$(367)	$40	$240
Settlement of payable to Vivendi (see Note 23)	—	—	(2)	—	—	(77)	—	—	(79)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(107)	—	(107)
Unrealized depreciation on short-term investments, net of taxes	—	—	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(81)	(81)

Total comprehensive loss									(190)
Purchase consideration upon the business combination	602	—	9,919	—	—	—	—	—	9,919
Issuance of additional common stock related
to the Business Combination	126	—	1,731	—	—	—	—	—	1,731
Tender offer	—	—	(2)	—	—	—	—	—	(2)
Issuance of common stock pursuant to employee stock options and restricted stock rights	6	—	22	—	—	—	—	—	22
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	89	—	—	—	—	—	89
Excess tax benefit associated with employee stock options and restricted stock rights	—	—	2	—	—	—	—	—	2
Shares repurchased (see Note 20)	—	—	—	(13)	(126)	—	—	—	(126)
Return of capital to Vivendi (see Note 23)	—	—	(79)	—	—	—	—	—	(79)

Balance at December 31, 2008	1,325	$—	$12,170	(13)	$(126)	$—	$(474)	$(43)	$11,527
Components of comprehensive income:
Net income	—	—	—	—	—	—	113	—	113
Foreign currency translation adjustment	—	—	—	—	—	—	—	19	19

Total comprehensive income									132
Issuance of common stock pursuant to employee stock options and restricted stock rights	36	—	81	—	—	—	—	—	81
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	154	—	—	—	—	—	154
Tax shortfall from employee stock option exercises and restricted stock rights	—	—	(1)	—	—	—	—	—	(1)
Issuance of contingent consideration	3	—	2	—	—	—	—	—	2
Shares repurchased (see Note 20)	—	—	—	(101)	(1,109)	—	—	—	(1,109)
Return of capital to Vivendi related to taxes (see Note 16)	—	—	(30)	—	—	—	—	—	(30)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

For the Years Ended December 31, 2010, 2009, and 2008

(Amounts and shares in millions)

								Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock		Net Payable to Vivendi	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital						Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2009	1,364	$—	$12,376	(114)	$(1,235)	$—	$(361)	$(24)	$10,756
Components of comprehensive income:
Net income	—	—	—	—	—	—	418	—	418
Foreign currency translation adjustment	—	—	—	—	—	—	—	11	11

Total comprehensive income									429
Issuance of common stock pursuant to employee stock options and restricted stock rights	18	—	73	—	—	—	—	—	73
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	100	—	—	—	—	—	100
Return of capital to Vivendi related to taxes (see Note 16)	—	—	(7)	—	—	—	—	—	(7)
Dividends ($0.15 per common share)	—	—	(189)	—	—	—	—	—	(189)
Shares repurchased (see Note 20)	—	—	—	(85)	(959)	—	—	—	(959)

Balance at December 31, 2010	1,382	$—	$12,353	(199)	$(2,194)	$—	$57	$(13)	$10,203

(1)
The number of shares issued reflects the number of split adjusted shares received by Vivendi, former parent company of Vivendi Games.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$418	$113	$(107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(278)	(256)	(430)
Impairment of intangible assets (see Note 12)	326	409	21
Depreciation and amortization	198	347	385
(Gain) loss on auction rate securities ("ARS") classified as trading securities	(7)	(3)	7
Loss on ARS rights from UBS	7	3	2
Loss on disposal of property and equipment	1	2	6
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	319	281	176
Stock-based compensation expense (2)	131	156	89
Excess tax benefits from stock option exercises	(22)	(79)	(21)
Changes in operating assets and liabilities:
Accounts receivable	76	235	(428)
Inventories	124	21	(20)
Software development and intellectual property licenses	(313)	(308)	(181)
Other assets	17	(110)	(165)
Deferred revenues	293	503	726
Accounts payable	70	(18)	86
Accrued expenses and other liabilities	16	(113)	233

Net cash provided by operating activities	1,376	1,183	379

Cash flows from investing activities:
Proceeds from maturities of investments	519	44	—
Proceeds from sale of ARS classified as trading securities	61	—	—
Proceeds from sale of available-for-sale investments	—	2	—
Payment of contingent consideration	(4)	—	—
Purchases of available-for-sale investments	(800)	(425)	—
Capital expenditures	(97)	(69)	(46)
Net proceeds from disposal of assets—restructuring (see Note 8)	—	—	9
Cash acquired through Business Combination, net of cash payments to effect acquisitions	—	—	1,120
Decrease in restricted cash	9	5	18

Net cash provided by (used in) investing activities	(312)	(443)	1,101

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	73	81	22
Repurchase of common stock through tender offer	—	—	(2)
Return of capital to Vivendi	—	—	(79)
Issuance of additional common stock related to the Business Combination	—	—	1,731
Repurchase of common stock	(959)	(1,109)	(126)
Settlement of payable to Vivendi	—	—	(79)
Dividends paid	(189)	—	—
Excess tax benefits from stock option exercises	22	79	21

Net cash provided by (used in) financing activities	(1,053)	(949)	1,488

Effect of foreign exchange rate changes on cash and cash equivalents	33	19	(72)

Net increase (decrease) in cash and cash equivalents	44	(190)	2,896
Cash and cash equivalents at beginning of period	2,768	2,958	62

Cash and cash equivalents at end of period	$2,812	$2,768	$2,958

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Business Combination

Description of Business

        Activision Blizzard, Inc. is a worldwide online, personal computer ("PC"), console, handheld, and mobile game publisher of interactive entertainment. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our current organizational structure, we operate three operating segments as follows:

(i) Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international publisher of interactive software products and content. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. ("Sony") PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Nintendo Dual Screen ("NDS") and Nintendo DSi ("DSi") handheld devices; the PC; the Apple iPhone ("iPhone"), the Apple iPad ("iPad") and other mobile devices. Our Activision business involves the development, marketing, and sale of products through retail channels or digital downloads, by license, or from our affiliate label program with certain third-party publishers.

(ii) Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game ("MMORPG") category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and World of Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay); retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II.

(iii) Activision Blizzard Distribution

        Activision Blizzard Distribution ("Distribution") consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Combination

        On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Business Combination (Continued)

("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. ("Activision Blizzard"). For accounting purposes, the Business Combination was treated as a "reverse acquisition," with Vivendi Games deemed to be the acquirer. The historical financial statements of Activision Blizzard prior to July 10, 2008 are those of Vivendi Games.

        The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol "ATVI." Vivendi owned approximately 61% of Activision Blizzard's outstanding common stock at December 31, 2010.

        We maintain significant operations in the United States, Canada, the United Kingdom ("U.K."), France, Germany, Ireland, Italy, Spain, Australia, Sweden, South Korea, China and the Netherlands.

Activision Blizzard's Non-Core Exit Operations

        Activision Blizzard's non-core exit operations ("Other" or "Non-Core") represent legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination described above, but that do not meet the criteria for separate reporting of discontinued operations. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment. Consequently, we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

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

        The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

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

        The specific identification method is used to determine the cost of securities disposed of with realized gains and losses reflected in investment and other income, net in the consolidated statements of operations.

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

        On November 14, 2008, we accepted an offer from UBS AG ("UBS"), providing us with rights related to our ARS held through UBS (the "Rights"). The Rights permitted us to require UBS to purchase our ARS held through UBS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period between June 30, 2010 and July 2, 2012. Conversely, UBS had the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition.

        At December 31, 2009, we held ARS through UBS, which were classified as trading securities. Investments designated as trading securities are reported at fair value, with unrealized gains and losses recognized in earnings.

        The Rights represented a firm agreement in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, regarding derivatives and hedging ("ASC Topic 815"), which defines a firm agreement as an agreement binding on both parties and usually legally enforceable, with the following characteristics: (a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and (b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights was recognized as a free standing asset separate from the ARS. The Rights did not meet the definition of a derivative instrument under ASC Topic 815, because the underlying securities were not readily convertible to cash. Therefore, we had elected to measure the Rights at fair value under ASC Subtopic 825-10 regarding the fair value option for financial assets and financial liabilities, which permits an entity to measure certain items at fair value, to mitigate volatility in reported earnings from the changes in the fair value of the ARS. As a

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

result, unrealized gains and losses were included in earnings during 2009 and 2008. At December 31, 2009, we had classified our investment in ARS held through UBS as a current asset and we exercised the Rights on June 30, 2010.

  Restricted Cash—Compensating Balances

        Most of our restricted cash relates to a standby letter of credit required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain with the issuing bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder, but not reimbursed. Restricted cash is included in short-term investments on the consolidated balance sheets.

  Financial Instruments

        The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses is a reasonable approximation of fair value due to their short-term nature. Our U.S. treasuries and government agency securities and mortgage-backed securities are carried at fair value, with fair values estimated based on quoted market prices or estimated based on quoted market prices of financial instruments with similar characteristics. Both short-term and long-term ARS are carried at fair value, with fair values estimated using an income-approach model (specifically, a discounted cash-flow analysis). We carry derivative instruments, primarily foreign exchange contracts, in the balance sheet as other assets or liabilities at their fair value. The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Activision Blizzard transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting Activision Blizzard to foreign currency risk. Activision Blizzard utilizes foreign exchange forward contracts and swaps to mitigate foreign currency exchange rate risk associated with foreign currency denominated assets and liabilities. The foreign exchange forward contracts generally have contractual terms of less than a year. Activision Blizzard does not use foreign exchange forward contracts for speculative or trading purposes. None of Activision Blizzard's foreign exchange forward contracts are designated as hedging instruments under ASC Topic 815. Accordingly, gains or losses resulting from changes in the fair values of the foreign exchange contracts are reported as general and administrative expenses or investment and other income, net in the consolidated statements of operations depending on the nature of derivatives.

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

Concentration of Credit Risk

        Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions. At various times, we had deposits in excess of coverage by the Federal Deposit Insurance Corporation ("FDIC"), or the equivalent agencies in overseas jurisdictions, at these financial institutions.

        Our customer base includes retail outlets and distributors, including mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores in the United States and countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers. We had one customer in our Activision and Blizzard operating segments, GameStop, who accounted for approximately 12% of consolidated net revenues for the year ended December 31, 2010. GameStop and another customer, Wal-Mart, accounted for approximately 12% and 18% of consolidated gross receivables at December 31, 2010, respectively.

        For the year ended December 31, 2009, we had two customers in our Activision and Blizzard operating segments, Wal-Mart and GameStop, who each accounted for approximately 10% of consolidated net revenues and accounted for approximately 18% and 10% of consolidated gross receivables at December 31, 2009, respectively. For the year ended December 31, 2008, we had two customers, Wal-Mart and GameStop, who each accounted for approximately 11% of consolidated net revenues.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

        We account for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed ("ASC Subtopic 985-20"). Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of "cost of sales—software royalties and amortization", capitalized costs if and when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or expected to be abandoned are charged to

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense.

        Commencing upon product release, capitalized software development costs are amortized to "cost of sales—software royalties and amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months or less.

        Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product. Prior to the related product's release, we expense, as part of "cost of sales—intellectual property licenses," capitalized intellectual property costs when we believe such amounts are not recoverable. Capitalized intellectual property costs for those products that are cancelled or expected to be abandoned are charged to product development expense in the period of cancellation.

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

Long-Lived Assets

        Property and Equipment.    Property and equipment are recorded at cost and depreciated on a straight-line basis over the shorter of the estimated useful lives or the lease term: buildings, 25 to 33 years; computer equipment, office furniture and other equipment, 2 to 5 years; leasehold improvements, the shorter of estimated useful lives or the life of the lease. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resulting gains or losses are included in the consolidated statements of operations.

        Goodwill and Other Indefinite-Lived Assets.    We account for goodwill using the provisions within ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Acquired trade names are assessed as indefinite lived assets as there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Goodwill and acquired trade names are not amortized, but are subject to an impairment test annually, as well as in between annual tests, when events or circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment testing at December 31st.

        Our annual goodwill impairment test is performed at the reporting unit level. We have determined our reporting units based on the guidance within ASC Subtopic 350-20. As of December 31, 2010, the Company's reporting units consisted of Activision, Blizzard, and Distribution. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. In the event the recorded net assets of the reporting unit exceed the estimated fair values, we perform a second step to measure the amount of the impairment, which is equal to the amount by which the recorded goodwill exceeds the implied fair value of the goodwill after assessing the fair value of each of the assets and liabilities within the reporting unit.

        Fair value is determined using a combination of discounted cash flow models and market comparable valuations of peer companies. In determining the fair value of our reporting units, we assumed a discount rate between 11.0% and 13.5%. The estimated fair values of each of our reporting units exceeded their carrying values by a range of approximately $18 million to $6 billion or 24% to 422% as of December 31, 2010. As such, we have determined that no impairment has occurred at December 31, 2010 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

        In completing our goodwill impairment analysis, we test the appropriateness of our reporting units' estimated fair value by reconciling the aggregate reporting units' fair values with our market capitalization. Our impairment analysis indicated that the aggregate fair values of our reporting units exceeded our December 31, 2010 market capitalization by approximately $4.6 billion or 30%.

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

        We test acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. As of December 31, 2010, the estimated fair values of each of our acquired trade names exceeded their carrying values by a range of approximately $143 million to $251 million, which exceeds their respective carrying values by a range of approximately 37% to 534%. As such, we have determined that no impairment has occurred at December 31, 2010 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time. In determining the fair value of our trade names, we assumed a discount rate of 11%, and royalty saving rates of approximately 1.5%. A one percentage point increase in the discount rate would not yield an impairment charge to our trade names. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

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

        In the fourth quarter of 2010, we recorded impairment charges of $67 million, $9 million and $250 million to license agreements, game engines and internally developed franchises intangible assets, respectively. In the fourth quarter of 2009, we recorded impairment charges of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchises intangible assets, respectively. (See Note 12 of the notes to consolidated financial statements)

Revenue Recognition

  Product Sales

        We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers and once any performance obligations have been completed. Certain products are sold to customers with a street date (i.e., the earliest date these products may be sold by retailers). For these

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

products we recognize revenue on the later of the street date or the sale date. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.

        For our software products with online functionality, we evaluate whether those features or functionality are more than an inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product and any online transaction, such as an electronic download of a title or product add-ons, when it is released.

        When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to gameplay, we consider that our performance obligations for this title extend beyond the sale of the game. Vendor-specific objective evidence ("VSOE") of fair value does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we recognize all of the software-related revenue from the sale of the title ratably over the estimated service period, which is estimated to begin the month after either the sale date or the street date of the title, whichever is later. In addition, we initially defer the costs of sales for the title (excluding intangible asset amortization), and recognize the costs of sales as the related revenues are recognized. Cost of sales includes manufacturing costs, software royalties and amortization, and intellectual property licenses.

        We recognize World of Warcraft boxed product, expansion packs and other value-added service revenues each with the related subscription service revenue ratably over the estimated service periods beginning upon activation of the software and delivery of the services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as product sales and revenues attributable to subscription and other value-added services are classified as subscription, licensing and other revenues.

        Revenue for software products with more than inconsequential separate service deliverables and World of Warcraft products are recognized over the estimated service periods, which range from a minimum of five months to a maximum of less than a year.

        For our software products with features we consider to be incidental to the overall product offering and an inconsequential deliverable, such as products which provide limited online features at no additional cost to the consumer, we recognize the related revenue from them upon the transfer of title and risk of loss of the product to our customer.

        With respect to online transactions, such as online downloads of titles or product add-ons that do not include a more-than-inconsequential separate service deliverable, revenue is recognized when the fee is paid by the online customer to purchase online content, the product is available for download and is activated for gameplay. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

  Subscription Revenues

        Subscription revenues are derived from World of Warcraft, a game that is playable through Blizzard's servers on a subscription-only basis. After the first month of free usage that is included with the World of Warcraft boxed software, the World of Warcraft end user may enter into a subscription agreement for additional future access. Revenues associated with the sale of subscriptions via packaged software and prepaid subscription cards, as well as prepaid subscriptions sales, are deferred until the subscription service is activated by the consumer and recognized ratably over the subscription period. Revenue from internet gaming rooms in Asia is recognized upon usage of the time packages sold. Value-added service revenues associated with subscriptions are recognized ratably over the estimated service periods.

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

  Breakage Revenues

        World of Warcraft boxed product sales and subscription revenues are recognized upon activation of the game. We analyze historical activation patterns over time to determine when the likelihood of activation ever occurring becomes remote. We recognize revenues from subscriptions that have not yet been activated, prepaid subscription cards, as well as prepaid subscription sales, when the likelihood of future activation occurring is remote (defined as "breakage revenues"). In 2008, we recognized breakage revenues for the first time since the initial launch of World of Warcraft. For the years ended December 31, 2010, 2009, and 2008, we recorded $14 million, $5 million, and $6 million, respectively of breakage revenues from the sale of packaged software in product sales, and $6 million, $8 million, and $16 million, respectively of prepaid and subscription breakage revenues in subscription, licensing and other revenues in the consolidated statements of operations.

  Other Revenues

        Other revenues primarily include licensing activity of intellectual property other than software to third-parties. Revenue is recorded upon receipt of licensee statements, or upon the receipt of cash, provided the license period has begun.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

        We closely monitor and analyze the historical performance of our various titles, the performance of products released by other publishers, market conditions, and the anticipated timing of other releases to assess future demand of current and upcoming titles. Initial volumes shipped upon title launch and subsequent reorders are evaluated with the goal of ensuring that quantities are sufficient to meet the demand from the retail markets, but at the same time are controlled to prevent excess inventory in the channel. We benchmark units to be shipped to our customers using historical and industry data.

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable trading and payment terms, and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and performance of competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2010 allowance for sales returns, price protection and other allowances would impact net revenues by approximately $4 million.

        Similarly, management must make estimates as to the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, we analyze the age of current outstanding account balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customers' payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance. Any significant changes in any of these criteria would affect management's estimates in establishing our allowance for doubtful accounts.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

        We regularly review inventory quantities on-hand and in the retail channel. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and net realizable value, based upon assumptions about future demand, which are inherently difficult to assess and dependent on market conditions. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

Shipping and Handling

        Shipping and handling costs, which consist primarily of packaging and transportation charges incurred to move finished goods to customers, are included in "cost of sales—product costs."

Advertising Expenses

        We expense advertising as incurred, except for production costs associated with media advertising which are deferred and charged to expense the first time the related ad is run. Advertising expenses for the years ended December 31, 2010, 2009, and 2008 were $332 million, $366 million, and $241 million, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding, increased by the weighted average number of common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

        On January 1, 2009, we adopted the new accounting guidance for determining whether instruments granted in stock-based payment transactions are participating securities, and as a result, unvested stock-based awards which include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Companies that issue stock-based awards considered to be participating securities are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. The accounting guidance requires retrospective application to all prior-period earnings per share data presented. The adoption of the accounting guidance did not change our basic or diluted loss per common share for the year ended December 31, 2008.

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees ("ASC stock-based compensation guidance"). Stock-based compensation expense recognized during the requisite services period is based on the value of stock-based payment awards after reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2010, 2009, and 2008 included compensation expense for stock-based payment awards granted by Activision, Inc. prior to, but not yet vested as of July 9, 2008, based on the revalued fair value estimated at July 9, 2008, and compensation expense for the stock-based payment awards granted subsequent to July 9, 2008.

        We estimate the value of stock-based payment awards on the measurement date using a binomial-lattice model. Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        Prior to the Business Combination, Vivendi Games had equity incentive plans that were equity-settled and cash-settled. Vivendi Games used a binomial model to assess the value of these equity incentive awards. Equity-settled awards include stock options and restricted shares granted by Vivendi, and the cash-settled awards include stock appreciation rights and restricted stock units granted both by

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

Vivendi and under the Blizzard Equity Plan ("BEP"). The Company records a liability and recognizes changes in fair value of the liability that occur during the period as compensation cost over the requisite service period. Changes in the fair value of the liability that occur after the end of the requisite service period are compensation cost of the period in which the change occurs. Any differences between the amount for which the liability is settled and its fair value at the settlement date as estimated is an adjustment of compensation cost in the period of settlement. See Note 19 of the notes to consolidated financial statements.

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

*
The fair value of the existing vested and unvested stock award is comprised of the following (amount in millions):

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

        The Company's allocation of the purchase price of Activision, Inc. is as follows (amounts in millions):

Amount
Working capital, excluding inventories	$1,192
Inventories	221
Property and equipment	64
Deferred tax asset	62
Other long term assets	129

	Estimated useful life
Intangible Assets:
License agreements	3 - 10 years	$207
Developed software	1 - 2 years	68
Game engines	2 - 5 years	128
Internally developed franchises	11 - 12 years	1,124
Retail customer relationships	< 1 year	40
Favorable leases	1 - 4 years	5
Distribution agreements	4 years	17
Activision trade name	Indefinite	385
Goodwill	Indefinite	7,044
Long term liabilities		(24)
Deferred tax liability		(743)

Total consideration		$9,919

        Goodwill arises from the Business Combination due to the acquired work force of Activision, Inc., and the expected synergies from the Business Combination.

        The following table summarizes unaudited pro forma financial information assuming the Business Combination had occurred at the beginning of the period presented. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Business Combination and therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the period presented (amounts in millions, except per share data):

For the Year Ended December 31,
2008
Pro forma net revenues	$4,336
Pro forma net loss	(111)
Pro forma net loss per share
- basic	(0.08)
- diluted	(0.08)

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

4. Investment and other income, net

        Investment and other income, net is comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008
Interest income	$8	$15	$36
Interest expense	(5)	(4)	(3)
Unrealized gain (loss) on trading securities	—	3	(7)
Unrealized gain (loss) on ARS rights from UBS	—	(3)	10
Net realized gain on investments	—	—	4
Change in fair value of other financial liability	22	8	—
Net realized and unrealized gain (loss) on foreign exchange contracts with Vivendi	(2)	(1)	6

Investment and other income, net	$23	$18	$46

5. Cash and Cash Equivalents

        The following table summarizes the components of our cash and cash equivalents with original maturities of three months or less at the date of purchase (amounts in millions):

	At December 31,
	2010	2009
Cash	$245	$445
Time deposits	19	19
Money market funds	2,216	2,304
U.S. treasuries and foreign government bonds	332	—

Cash and cash equivalents	$2,812	$2,768

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. Investments

        The following table summarizes our short-term and long-term investments at December 31, 2010 and 2009 (amounts in millions):

At December 31, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term investments:
Available-for-sale investments:
U.S. treasuries and government agency securities	$672	$—	$—	$672
Restricted cash				24

Total short-term investments				$696

Long-term investments:
Available-for-sale investments:
Auction rate securities held through Morgan Stanley Smith Barney LLC	$27	$—	$(4)	$23

At December 31, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term investments:
Available-for-sale investments:
Mortgage-backed securities	$2	$—	$—	$2
U.S. treasuries and government agency securities	389	—	—	389

Total short-term available-for-sale investments	$391	$—	$—	391

Trading investments:
Auction rate securities held through UBS				54
Restricted cash				32

Total short-term investments				$477

Long-term investments:
Available-for-sale investments:
Auction rate securities held through Morgan Stanley Smith Barney LLC	$27	$—	$(4)	$23

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. Investments (Continued)

        The following table illustrates the gross unrealized losses on available-for-sale securities, the fair value of those securities, aggregated by investment categories, and the length of time that they have been in a continuous unrealized loss position at December 31, 2010 and 2009 (amounts in millions):

	Less than 12 months		12 months or more		Total
At December 31, 2010 and 2009	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Taxable auction rate securities	$—	$—	$(4)	$23	$(4)	$23

        The total unrealized loss of $4 million at December 31, 2010 is due to failed auctions of taxable ARS held through Morgan Stanley Smith Barney LLC, which is 51% owned by Morgan Stanley and 49% owned by Citigroup, Inc. The ARS were held directly through a wholly owned subsidiary of Citigroup, Inc. until the Morgan Stanley Smith Barney LLC joint-venture closed in the second quarter 2009. Our investments in ARS are all backed by higher education student loans.

        Based upon our analysis of the available-for-sale investments with unrealized losses, we have concluded that the gross unrealized losses of $4 million at December 31, 2010 were temporary in nature. We do not intend to sell the investment securities that are in an unrealized loss position and do not consider that it is more-likely-than-not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be maturity. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. However, facts and circumstances may change which could result in a decline in fair value considered to be other-than-temporary in the future.

        The following table summarizes the contractually stated maturities of our short- and long-term investments classified as available-for-sale at December 31, 2010 (amounts in millions):

At December 31, 2010	Amortized cost	Fair Value
U.S. government agency securities due in 1 year or less	$672	$672
Due after ten years	27	23

	$699	$695

Trading Investments

        In 2008, prior to accepting the UBS offer (see Note 2 of the notes to consolidated financial statements), we classified our investment in ARS held through UBS as available-for-sale. We recorded unrealized gains and losses on our available-for-sale securities, net of tax, in accumulated other comprehensive income (loss) in the shareholders' equity section of the consolidated balance sheets. The unrealized loss did not reduce net income for the applicable accounting period.

        In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our ARS at par value beginning on June 30, 2010 (i.e., the Rights), we transferred our investments in ARS held through UBS from available-for-sale to trading securities. The transfer to trading securities reflected management's intent to exercise the Rights during the period between June 30, 2010 and July 3, 2012, which resulted in the securities being held for the purpose of

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. Investments (Continued)

selling them in the near future. Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered. At the time of transfer, the unrealized loss on our ARS was $5 million. This unrealized loss was included in accumulated other comprehensive income (loss). Upon transfer to trading securities, we immediately recognized in investment income, net, the $5 million unrealized loss not previously recognized in earnings. Subsequently, we recognized an additional decline in fair value of $2 million for a total unrealized loss of $7 million, included in investment and other income (loss), net, in the consolidated statements of operations for the year ended December 31, 2008. In June 2010, we exercised the Rights, thereby selling the remainder of our ARS held with UBS at par and recognized a gain of $7 million, which was offset by a loss of $7 million for the change in fair value of the Rights, resulting in no impact to our investment and other income, net, in the consolidated statement of operations.

7. Software development and intellectual property licenses

        The following table summarizes the components of our software development and intellectual property licenses (amounts in millions):

	At December 31, 2010	At December 31, 2009
Internally developed software costs	$142	$182
Payments made to third-party software developers	60	52

Total software development costs	$202	$234

Intellectual property licenses	$73	$83

        Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008
Amortization	$322	$314	$90
Write-offs and impairments	63	21	89

8. Restructuring

        We have substantially completed our implementation of our organizational restructuring plan as a result of the Business Combination described in Note 1 of the notes to consolidated financial statements. This organizational restructuring plan included the integration of different operations to streamline the combined organization of Activision Blizzard.

        The primary goals of the organizational restructuring were to rationalize the title portfolio and consolidate certain corporate functions to realize synergies from the Business Combination.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8. Restructuring (Continued)

        The following table details the amount of restructuring reserves included in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 2010 and 2009 (amounts in millions):

	Severance	Facilities costs	Total
Balance at December 31, 2008	$37	$7	$44
Costs charged to expense	19	4	23
Costs paid or otherwise settled	(48)	(8)	(56)
Foreign exchange and other	—	(2)	(2)

Balance at December 31, 2009	8	1	9
Costs charged to expense	3	—	3
Costs paid or otherwise settled	(9)	(1)	(10)

Balance at December 31, 2010	$2	$—	$2

        For the year ended December 31, 2010, the restructuring costs charged to expense of $3 million is reflected in the general and administrative expense in the consolidated statement of operations.

        The total restructuring reserve balances and the net restructuring charges are presented below by operating segment (amounts in millions):

	Restructuring Reserve Balance		Restructuring Charges
	At December 31, 2010	At December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Activision	$2	$9	$3	$2	$2
Distribution	—	—	—	3	—

Total operating segments	2	9	3	5	2
Other*	—	—	—	18	91

Total	$2	$9	$3	$23	$93

*
Represents Non-Core activities, which are legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment and, consequently, we are no longer providing separate operating segment disclosure and have reclassified our prior periods' presentation so that it conforms to the current period's presentation.

        On February 3, 2011, the Board of Directors of the Company approved a restructuring plan involving a focus on the development and publication of a reduced slate of titles on a going-forward basis, including the discontinuation of the development of all music-based games and the closure of the related business unit and the cancellation of other titles then in production, and a related reduction in studio headcount and corporate overhead. See Note 25 of the notes to the consolidated financial statements for further information.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. Inventories

        Our inventories consist of the following (amounts in millions):

	At December 31,
	2010	2009
Finished goods	$82	$201
Purchased parts and components	30	40

Inventories	$112	$241

10. Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2010	2009
Land	$1	$1
Buildings	5	6
Leasehold improvements	57	54
Computer equipment	386	311
Office furniture and other equipment	63	65

Total cost of property and equipment	512	437
Less accumulated depreciation	(343)	(299)

Property and equipment, net	$169	$138

        Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $68 million, $76 million, and $79 million, respectively.

        Rental expenses were $37 million, $38 million and $41 million for the years ended December 31, 2010, 2009, and 2008, respectively.

11. Goodwill

        The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2010 and 2009 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Total
Balance at December 31, 2008	$7,037	$178	$12	$7,227
Goodwill acquired	3	—	—	3
Issuance of contingent consideration	6	—	—	6
Purchase accounting adjustments	(6)	—	—	(6)
Tax benefit credited to goodwill	(78)	—	—	(78)
Foreign exchange	2	—	—	2

Balance at December 31, 2009	6,964	178	12	7,154
Tax benefit credited to goodwill	(22)	—	—	(22)

Balance at December 31, 2010	$6,942	$178	$12	$7,132

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Goodwill (Continued)

        Issuance of contingent consideration consists of additional purchase consideration paid or accrued during 2009 in relation to previous acquisitions. The tax benefit credited to goodwill represents the tax deduction resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of Activision, Inc. to the extent that the tax deduction did not exceed the fair value of those options. Conversely, to the extent that the tax deduction did exceed the fair value of those options, the tax benefit is credited to accumulated paid in capital.

        At December 31, 2010, 2009 and 2008, the gross goodwill and accumulated impairment losses by reporting unit are as follows:

	Activision	Blizzard	Distribution	Activision Blizzard's core operations	Other(i)	Total
Balance at December 31, 2008:
Goodwill	$7,037	$178	$12	$7,227	$18	$7,245
Accumulated impairment losses	—	—	—	—	(18)	(18)

Total	$7,037	$178	$12	$7,227	$—	$7,227

Balance at December 31, 2009:
Goodwill	$6,964	$178	$12	$7,154	$18	$7,172
Accumulated impairment losses	—	—	—	—	(18)	(18)

Total	$6,964	$178	$12	$7,154	$—	$7,154

Balance at December 31, 2010:
Goodwill	$6,942	$178	$12	$7,132	$—	$7,132

Total	$6,942	$178	$12	$7,132	$—	$7,132

(i)
Other represents Non-Core activities, which are legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment. Consequently, we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

  12. Intangible Assets, Net

          Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2010
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Impairment charge	Net carrying amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$172	$(91)	$(67)	$14
Game engines	2 - 5 years	61	(50)	(9)	2
Internally developed franchises	11 - 12 years	574	(182)	(250)	142
Favorable leases	1 - 4 years	5	(5)	—	—
Distribution agreements	4 years	18	(16)	—	2
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	—	386
Acquired trade names	Indefinite	47	—	—	47

Total		$1,263	$(344)	$(326)	$593

	At December 31, 2009
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Impairment charge	Net carrying amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$209	$(77)	$(24)	$108
Developed software	1 - 2 years	288	(288)	—	—
Game engines	2 - 5 years	134	(94)	(12)	28
Internally developed franchises	11 - 12 years	1,124	(278)	(373)	473
Favorable leases	1 - 4 years	5	(4)	—	1
Distribution agreements	4 years	18	(10)	—	8
Other intangibles	0 - 2 years	5	(5)	—	—
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	—	386
Acquired trade names	Indefinite	47	—	—	47

Total		$2,216	$(756)	$(409)	$1,051

          Amortization expense of intangible assets was $130 million, $271 million, and $306 million for the years ended December 31, 2010, 2009, and 2008, respectively.

          The gross carrying amount as of December 31, 2010 in the tables above reflect a new cost basis for license agreements, game engines and internally developed franchises due to impairment charges for the year ended December 31, 2009. The new cost basis includes the original gross carrying amount, less accumulated amortization and impairment charges on the intangible assets as of December 31, 2009.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Intangible Assets, Net (Continued)

          At December 31, 2010, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2011	$56
2012	45
2013	21
2014	10
2015	8
Thereafter	20

Total	$160

          In the fourth quarter of 2010, with the franchise and industry results of the holiday season, our outlook for the retail sales of software was significantly revised. With the continued economic downturn within our industry in 2010 and the change in the buying habits of casual consumers, we reassessed our overall expectations. We considered these economic changes during our 2011 planning process conducted during the months of November and December, which resulted in a strategy change to, among other things, focus on fewer title releases in the casual genre and no music titles with peripherals. As we consider this an indicator of impairment of our intangible assets, we updated our future projected revenue streams for certain franchises in the casual games and music genres. We performed recoverability tests and, where applicable, measured the impairment of the related intangible assets in accordance with ASC Subtopic 360-10.

          Determining whether impairment has occurred requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the estimated remaining useful life over which cash flows will occur, the amount of these cash flows and the asset's residual value, if any. For intangible assets that did not pass the recoverability test, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. Based on the characteristics of the assets being valued and the availability of information, the Company used the income approach, which presumes that the value of an asset can be estimated by the net economic benefit to be received over the estimated remaining useful life of the asset, discounted to present value. We derived the required cash flow estimates from our historical experience and our internal business plans and applied an appropriate discount rate. Based on this analysis, we recorded impairment charges of $67 million, $9 million and $250 million to license agreements, game engines and internally developed franchises intangible assets, respectively, for the year ended December 31, 2010 within our Activision segment.

          Similarly in 2009, we recorded impairment charges of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchises intangible assets, respectively, within our Activision segment.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

  13. Current Accrued Expenses and Other Liabilities, and Other Current Assets

          Current accrued expenses and other liabilities were comprised of the following (amounts in millions):

	At December 31,
	2010	2009
Accrued royalties payable	$59	$64
Accrued selling and marketing costs	91	128
Current income tax payable	95	—
Accrued payroll related costs	386	271
Other	187	316

Current accrued expenses and other liabilities	$818	$779

          Included in other current assets of our consolidated balance sheets are deferred cost of sales—product costs of $250 million and $255 million at December 31, 2010 and 2009, respectively.

  14. Operating Segments and Geographic Region

          Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), the manner in which operating performance is assessed and resources are allocated, and the availability of separate financial information. Currently, we operate under three operating segments: Activision, Blizzard and Distribution (see Note 1 of the notes to the consolidated financial statements). We do not aggregate operating segments.

          The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, impairment of intangible assets, integration and transaction costs, and other. The CODM does not review any information regarding total assets on an operating segment basis and, accordingly, no disclosure is made. Information on the operating segments and reconciliations of total net revenues and total segment income (loss) from operations to consolidated

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Operating Segments and Geographic Region (Continued)

  net revenues and operating income (loss) from external customers for the years ended December 31, 2010, 2009, and 2008 are presented below (amounts in millions):

	Years Ended December 31,
	2010	2009	2008	2010	2009	2008
	Net Revenues			Income (loss) from operations
Activision	$2,769	$3,156	$2,152	$511	$663	$307
Blizzard	1,656	1,196	1,343	850	555	704
Distribution	378	423	227	10	16	22

Operating segments total	4,803	4,775	3,722	1,371	1,234	1,033
Reconciliation to consolidated net revenues / operating income (loss):
Net effect from deferral of net revenues and related cost of sales	(356)	(497)	(713)	(319)	(383)	(496)
Stock-based compensation expense	—	—	—	(131)	(154)	(90)
Restructuring	—	—	—	(3)	(23)	(93)
Amortization of intangible assets and purchase price accounting related adjustments	—	—	—	(123)	(259)	(292)
Impairment of intangible assets	—	—	—	(326)	(409)	—
Integration and transaction costs	—	—	—	—	(24)	(29)
Other*	—	1	17	—	(8)	(266)

Consolidated net revenues / operating income (loss)	$4,447	$4,279	$3,026	$469	$(26)	$(233)

          For the year ended December 31, 2010, restructuring expense of $3 million is reflected in the general and administrative expense in the consolidated statement of operations.

          Geographic information for the years ended December 31, 2010, 2009, and 2008 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Years Ended December 31,
	2010	2009	2008
Net revenues by geographic region:
North America	$2,409	$2,217	$1,494
Europe	1,743	1,798	1,288
Asia Pacific	295	263	227

Total geographic region net revenues	4,447	4,278	3,009
Other*	—	1	17

Total consolidated net revenues	$4,447	$4,279	$3,026

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Operating Segments and Geographic Region (Continued)

          Net revenues by platform were as follows (amounts in millions):

	Years Ended December 31,
	2010	2009	2008
Net revenues by platform:
MMORPG	$1,230	$1,248	$1,152
Console	2,330	2,199	1,294
Handheld	184	244	237
PC and other	325	164	99

Total platform net revenues	4,069	3,855	2,782
Distribution	378	423	227
Other*	—	1	17

Total consolidated net revenues	$4,447	$4,279	$3,026

*
Represents Non-Core activities, which are legacy Vivendi Games' divisions or business units that we have exited, divested or wound down as part of our restructuring and integration efforts as a result of the Business Combination. Prior to July 1, 2009, Non-Core activities were managed as a stand-alone operating segment; however, in light of the minimal activities and insignificance of Non-Core activities, as of that date we ceased their management as a separate operating segment. Consequently, we are no longer providing separate operating segment disclosure and have reclassified our prior periods' segment presentation so that it conforms to the current period's presentation.

        See "Concentration of Credit Risk" in Note 2 of the notes to consolidated financial statements for information regarding significant customers.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Computation of Basic/Diluted Earnings (Loss) Per Common Share

        The following table sets forth the computation of basic and diluted earnings (loss) per common share (amounts in millions, except per share data):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Consolidated net income (loss)	$418	$113	$(107)
Less: Distributed earnings to unvested stock-based awards that participate in earnings	(2)	—	—
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(2)	(1)	—

Numerator for basic and diluted earnings per common share—income (loss) available to common shareholders	414	112	(107)
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	1,222	1,283	946
Effect of potential dilutive common shares under the treasury stock method: Employee stock options	14	28	—

Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive effect of employee stock options	1,236	1,311	946

Basic earnings (loss) per common share	$0.34	$0.09	$(0.11)

Diluted earnings (loss) per common share	$0.33	$0.09	$(0.11)

        Our unvested restricted stock rights (including restricted stock units, restricted stock awards, and performance shares) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the years ended December 31, 2010 and 2009, we had outstanding unvested restricted stock rights with respect to 12 million and 10 million shares of common stock on a weighted-average basis, respectively.

        According to the terms of our restricted stock plans, our unvested restricted stock rights do not participate with common stock in undistributed losses. Therefore, the two-class method in our computation of basic and diluted net earnings per common share for the year ended December 31, 2008 does not apply as there were losses during this period.

        In July 2008, the Board of Directors approved a two-for-one split of our outstanding common stock effected in the form of a stock dividend ("the split"). The stock dividend was issued on September 5, 2008 to shareholders of record as of August 25, 2008. The par value of our common stock was maintained at the pre-split amount of $.000001 per share. The consolidated financial statements and notes thereto, including all share and per share data, have been restated as if the split had occurred as of the earliest period presented.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Computation of Basic/Diluted Earnings (Loss) Per Common Share (Continued)

        On July 9, 2008, Vivendi obtained control of Activision, Inc. through acquisition of the majority of the outstanding common stock of Activision, Inc. For accounting purposes, Vivendi Games is deemed to be the acquirer (as the transaction was a "reverse acquisition"—see Note 1 of the notes to consolidated financial statements). As such, the historical financial statements prior to July 10, 2008, are those of Vivendi Games.

        Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 25 million, 20 million, and 40 million shares of common stock were not included in the calculation of diluted earnings (loss) per common share for the years ended December 31, 2010, 2009, and 2008, respectively, as the effect of their inclusion would be anti-dilutive.

16. Income Taxes

        Domestic and foreign income before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008
Income (loss) before income tax expense (benefit):
Domestic	$228	$(237)	$(131)
Foreign	264	229	(56)

	$492	$(8)	$(187)

Income tax expense (benefit):
Current:
Federal	$314	$237	$251
State	31	46	49
Foreign	29	14	41

Total current	374	297	341

Deferred:
Federal	(264)	(309)	(294)
State	8	(75)	(67)
Foreign	(45)	(12)	(62)
Release of valuation allowance	—	(22)	—

Total deferred	(301)	(418)	(423)

Add back benefit credited to additional paid-in capital:
Excess tax benefit associated with stock options	1	—	2

Income tax expense (benefit)	$74	$(121)	$(80)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) (the effective tax rate) for each of the years are as follows:

	For the Years Ended December 31,
	2010		2009		2008
Federal income tax provision at statutory rate	$172	35%	$(3)	(35)%	$(65)	(35)%
State taxes, net of federal benefit	30	6	(17)	(219)	(6)	(3)
Research and development credits	(11)	(2)	(24)	(302)	(31)	(17)
Domestic production activity deduction	(13)	(3)	(7)	(89)	(12)	(6)
Foreign rate differential	(109)	(22)	(82)	(1,040)	(2)	(1)
Change in valuation allowance	—	—	(22)	(286)	6	3
Change in tax reserves	(1)	—	34	440	11	6
Foreign withholding tax	—	—	2	24	8	4
Foreign tax credits	—	—	(3)	(41)	(15)	(8)
Goodwill impairment	—	—	—	—	7	4
Shortfall from employee stock option exercises	8	1	2	27	—	—
Return to provision adjustment	—	—	—	—	12	6
Other	(2)	—	(1)	(13)	7	4

Income tax expense (benefit)	$74	15%	$(121)	(1,534)%	$(80)	(43)%

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2010	2009
Deferred tax assets:
Reserves and allowances	$29	$36
Allowance for sales returns and price protection	72	64
Inventory reserve	23	17
Accrued expenses	117	53
Deferred revenue	377	292
Tax credit carryforwards	25	61
Net operating loss carryforwards	16	18
Stock-based compensation	99	119
Foreign deferred assets	15	27
Other	17	17

Deferred tax assets	790	704

Deferred tax assets, net of valuation allowance	790	704

Deferred tax liabilities:
Intangibles	(209)	(407)
Prepaid royalties	(2)	(5)
Capitalized software development expenses	(42)	(56)
State taxes	(9)	(8)

Deferred tax liabilities	(262)	(476)

Net deferred tax assets	$528	$228

        As of December 31, 2010, our available federal net operating loss carryforward of less than a million is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The net operating loss carryforward will begin to expire in 2023. We have various state net operating loss carryforwards totaling $17 million which are not subject to limitations under Section 382 of the Internal Revenue Code and will begin to expire in 2013. We have tax credit carryforwards of $5 million and $20 million for federal and state purposes, respectively, which begin to expire in fiscal 2016.

        Through our foreign operations, we have approximately $54 million in net operating loss carryforwards at December 31, 2010, attributed mainly to losses in France, Ireland, and Sweden. We evaluate our deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We assess whether a valuation allowance should be established or released based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. At December 31, 2010, there are no valuation allowances on deferred tax assets.

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

        Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $759 million at December 31, 2010. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration. It is not practical to estimate the amount of tax that would be payable upon distribution of these earnings.

        As of December 31, 2010, we had approximately $132 million in total unrecognized tax benefits of which $130 million would affect our effective tax rate if recognized. A reconciliation of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows (amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008
Unrecognized tax benefits balance at January 1	$139	$103	$13
Assumption of unrecognized tax benefits upon the Business Combination	—	—	73
Gross increase for tax positions of prior years	—	3	12
Gross decrease for tax positions of prior years	—	(1)	(2)
Gross increase for tax positions of current year	21	35	7
Settlement with taxing authorities	(16)	—	—
Lapse of statute of limitations	(12)	(1)	—

Unrecognized tax benefits balance at December 31	$132	$139	$103

        In addition, as of December 31, 2010 and 2009, we reflected $111 million and $123 million, respectively, of income tax liabilities as non-current liabilities because payment of cash or settlement is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other liabilities in the consolidated balance sheets as of December 31, 2010 and 2009.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010 and 2009, we had approximately $11 million and $8 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the years ended December 31, 2010, 2009, and 2008, we recorded $3 million, $6 million and $1 million of interest expense related to uncertain tax positions, respectively.

        Vivendi Games results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates while Vivendi Games results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Vivendi Games is no longer subject to U.S. federal income tax examinations for tax years before 2002. Vivendi Games is also no longer subject to state examinations for tax years before 2000. Activision Blizzard's tax years 2007 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject, including the United States of America ("U.S.") and non-U.S. locations. Activision Blizzard is currently under audit by the California Franchise Tax Board for the tax years 2005 through 2007, and it is reasonably possible that the current portion of our unrecognized tax benefits will significantly decrease within the next twelve months due to the outcome of these audits.

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

        Prior to the Business Combination, Vivendi Games' income taxes are presented in the financial statements as if Vivendi Games were a stand-alone taxpayer even though Vivendi Games' operating results are included in the consolidated federal, certain foreign, and state and local income tax returns of Vivendi or Vivendi's subsidiaries. Based on the subsequent filing of these tax returns by Vivendi or Vivendi's subsidiaries, we determined that the amount paid by Vivendi Games was greater than the actual amount due (and settled) based upon filing of these returns for the year ended December 31, 2008. This difference between the amount paid and the actual amount due (and settled) represents a return of capital to Vivendi, which was required in accordance with the terms of the Business Combination agreement immediately prior to the close of the Business Combination. This difference has resulted in no additional payment to Vivendi and no impact to our consolidated statement of cash flows for the years ended December 31, 2010 and 2009.

        Within the next twelve months, it is reasonably possible we will reduce approximately $66 million of previously unrecognized tax benefits due to the expiration of statutes of limitation and anticipated closure of income tax examinations.

17. Fair Value Measurements

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

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Financial Instruments
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2010				Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Financial assets:
Money market funds	$2,216	$2,216	$—	$—	Cash and cash equivalents
U.S. treasuries and foreign government bonds with original maturities of the three months or less	332	332	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	672	672	—	—	Short-term investments
ARS held through Morgan Stanley Smith Barney LLC	23	—	—	23	Long-term investments
Foreign exchange contract derivatives	1	—	1	—	Other assets—current

Total financial assets at fair value	$3,244	$3,220	$1	$23

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Fair Value Measurements (Continued)

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Financial Instruments
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2009				Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Financial assets:
Money market funds	$2,304	$2,304	$—	$—	Cash and cash equivalents
Mortgage backed securities	2	—	2	—	Short-term investments
ARS held through UBS	54	—	—	54	Short-term investments
U.S. treasuries and government agency securities	389	389	—	—	Short-term investments
ARS held through Morgan Stanley Smith Barney LLC	23	—	—	23	Long-term investments
ARS rights from UBS(a)	7	—	—	7	Other assets—current

Total financial assets at fair value	$2,779	$2,693	$2	$84

Financial liabilities:
Other financial liability	$(23)	$—	$—	$(23)	Other liabilities—current

Total financial liabilities at fair value	$(23)	$—	$—	$(23)

(a)
Auction Rate Securities ("ARS") rights from UBS represent an offer from UBS providing us with the right to require UBS to purchase our ARS held through UBS at par value. To value the ARS rights, we considered the intrinsic value, time value of money, and our assessment of the credit worthiness of UBS. We exercised our ARS rights with UBS on June 30, 2010.

        As of December 31, 2009 other financial liability represented the earn-out liability from a previous acquisition. The earn-out liability was recorded at fair value at the date of the Business Combination, as it was to be settled by a variable number of shares of our common stock based on the average of the closing prices on each of the five business days immediately preceding issuance of the shares. When estimating the fair value, we considered our projection of revenues from the related titles under the earn-out provisions. For the year ended December 31, 2010, there was a $23 million decrease in our fair value estimate of this financial liability, which was recorded in investment and other income, net. There was no earn-out liability recorded at December 31, 2010.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Fair Value Measurements (Continued)

        The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at December 31, 2010:

	Level 3
	ARS (a)	ARS rights from UBS (b)	Total financial assets at fair value	Other financial liabilities
Balance at January 1, 2010	$77	$7	$84	$(23)
Total gains or (losses) (realized/unrealized) included in investment and other income, net	7	(7)	—	23
Purchases or acquired sales, issuances and settlements	(61)	—	(61)	—

Balance at December 31, 2010	$23	$—	$23	$—

        The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at December 31, 2009:

	Level 3
	ARS (a)	ARS rights from UBS (b)	Total financial assets at fair value	Other financial liabilities
Balance at January 1, 2009	$78	$10	$88	$(31)
Total gains or (losses) (realized/unrealized) included in investment and other income, net	3	(3)	—	8
Purchases or acquired sales, issuances and settlements	(4)	—	(4)	—

Balance at December 31, 2009	$77	$7	$84	$(23)

The amount of total gains or (losses) for the period included in investment and other income, net attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2009	$3	$(3)	$—	$8

(a)
Fair value measurements have been estimated using an income-approach model (specifically, discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represent less than 1% of our financial assets measured at fair value on a recurring basis at December 31, 2010.

In June 2010, we sold the remainder of our ARS held with UBS at par and recognized a gain of $7 million included within investment and other income, net in the consolidated statement of operations.

(b)
ARS rights from UBS represented an offer from UBS providing us with the right to require UBS to purchase our ARS held through UBS at par value. To value the ARS rights, we considered the intrinsic value, time

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Fair Value Measurements (Continued)

  value of money, and our assessment of the credit worthiness of UBS. We exercised our ARS rights with UBS on June 30, 2010 and recorded a loss of $7 million included within investment and other income, net in the consolidated statement of operations.

Foreign Currency Forward Contracts Not Designated as Hedges

        We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. To mitigate our risk from foreign currency fluctuations we periodically enter into currency derivative contracts, principally swaps and forward contracts with maturities of twelve months or less, with Vivendi as our principal counterparty. We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these forward contracts or swaps as hedging instruments. Accordingly, we report the fair value of these contracts in the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Fair Value Measurements on a Non-Recurring Basis

        We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

        In accordance with the provisions of the impairment of long-lived assets subsections of ASC Subtopic 360-10, intangible assets were written down to their fair value during in the quarter ended December 31, 2010 within our Activision operating segment. The write down resulted in impairment charges of $67 million, $9 million and $250 million to license agreements, game engines and internally developed franchises intangible assets, respectively (see Note 12 of the notes to the consolidated financial statements for details).

        We recorded impairment charges of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchises intangible assets, respectively, in the quarter ended December 31, 2009 within our Activision operating segment.

        The tables below present intangible assets that were measured at fair value on a non-recurring basis at December 31, 2010 and 2009 (amounts in millions):

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Financial Instruments
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2010				Total Losses
		(Level 1)	(Level 2)	(Level 3)
Non-financial assets:
Intangible assets, net	$—	$—	$—	$—	$326

Total non-financial assets at fair value	$—	$—	$—	$—	$326

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Fair Value Measurements (Continued)

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Financial Instruments
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2009				Total Losses
		(Level 1)	(Level 2)	(Level 3)
Non-financial assets:
Intangible assets, net	$278	$—	$—	$278	$409

Total non-financial assets at fair value	$278	$—	$—	$278	$409

18. Commitments and Contingencies

Credit Facilities

        At December 31, 2010 and 2009, we maintained a $22 million and $30 million irrevocable standby letter of credit, respectively. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder, but not reimbursed. The letter of credit was undrawn at December 31, 2010 and 2009.

        At December 31, 2010 and 2009, our publishing subsidiary located in the U.K. maintained a EUR 30 million ($40 million and $43 million, respectively) irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. The standby letter of credit does not require a compensating balance and expires in July 2011. No amounts were outstanding at December 31, 2010 and 2009.

        On April 29, 2008, Activision, Inc. entered into a senior unsecured credit agreement with Vivendi, as lender. Borrowings under the agreement became available upon consummation of the Business Combination. The credit agreement provided for a revolving credit facility of up to $475 million, bearing interest at LIBOR plus 1.20% per annum. Any unused amount under the revolving credit facility was subject to a commitment fee of 0.42% per annum. No borrowings under revolving credit facility with Vivendi were outstanding at December 31, 2009. Effective July 23, 2010, we terminated our unsecured credit agreement.

Commitments

        In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies (Continued)

recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2010 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and Equipment Leases	Developer and Intellectual Properties	Marketing	Total
For the years ending December 31,
2011	$32	$90	$48	$170
2012	31	69	11	111
2013	29	49	—	78
2014	26	15	—	41
2015	16	—	—	16
Thereafter	63	—	—	63

Total	$197	$223	$59	$479

(1)
We have omitted uncertain tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2010, we had $132 million of unrecognized tax benefits.

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

        In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010 (Alderman et al. v. Activision Publishing, Inc. et al). An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs. On October 5, 2010, five plaintiffs, all current employees of Infinity Ward, filed dismissals without prejudice. There are currently 40 plaintiffs in the case. The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims. The plaintiffs claim that the Company failed to pay them bonuses and other compensation allegedly owed

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies (Continued)

to them in an amount of at least $75 million to $125 million, plus punitive damages. On October 12, 2010, the court consolidated this matter with the West and Zampella matter.

        On August 10, 2010, the Company filed a demurrer to various causes of action in the amended Alderman complaint. On October 15, 2010, the court overruled the demurrer with respect to all causes of action other than conversion, for which it was sustained. On November 4, 2010, the Alderman plaintiffs filed a second amended complaint. On November 15, 2010, the Company filed a demurrer with respect to the claim for conversion in the second amended complaint.

        On January 18, 2011, the court granted the Company's motion to amend its cross complaint against West and Zampella to add allegations with respect to them and to add Electronic Arts, Inc. as a party. On January 26, 2011, Electronic Arts, Inc. filed a demurrer with respect to the claims asserted against it in the amended cross complaint. On January 31, 2011, the case was transferred to the complex division, staying the case pending a status hearing with the new judge. A status conference is scheduled for March 16, 2011.

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

19. Stock-Based Compensation

Activision Blizzard Equity Incentive Plans

        The Activision Blizzard Inc. 2008 Incentive Plan was adopted by our Board on July 28, 2008, approved by our stockholders and amended and restated by our Board on September 24, 2008, further amended and restated by our Board with stockholder approval on June 3, 2009, further amended and restated by the Compensation Committee of our Board with stockholder approval on December 17, 2009, and further amended and restated by our Board and the Compensation Committee of our Board with shareholder approval on June 3, 2010 (as so amended and restated, the "2008 Plan"). The 2008 Plan authorizes the Compensation Committee of our Board of Directors to provide stock-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2008 Plan, including custom awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of our common stock, or factors that may influence the value of our common stock or that are valued based on our performance or the performance of any of our subsidiaries or business units or other factors designated by the Compensation Committee, as well as incentive bonuses, for the purpose of providing incentives and rewards for performance to the directors, officers, and employees of, and consultants to, Activision Blizzard and its subsidiaries.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

        While the Compensation Committee has broad discretion to create equity incentives, our stock-based compensation program for the most part currently utilizes a combination of options and restricted stock units. Options have time-based vesting schedules, generally vesting annually over a period of three to five years, and all options expire ten years from the grant date. Restricted stock units either have time-based vesting schedules, generally vesting in their entirety on an anniversary of the date of grant, or vesting annually over a period of three to five years, or vest only if certain performance measures are met. In addition, under the terms of the 2008 Plan, the exercise price for the options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on NASDAQ.

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

        Pursuant to the 2008 Plan as adopted, 30 million shares of our common stock were made available for issuance. The 2008 plan was amended with stockholder approval on December 17, 2009 to increase the number of shares of our common stock available for issuance thereunder by 14 million and was further amended with stockholder approval on June 3, 2010 to increase the number of shares of our common stock available for issuance thereunder by 56 million. The number of shares of our common stock reserved for issuance under the 2008 Plan may be further increased from time to time by: (i) the number of shares relating to awards outstanding under any Prior Plan that: (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; and (ii) if the exercise price of any option outstanding under any Prior Plan is, or the tax withholding requirements with respect to any award outstanding under any Prior Plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares. At December 31, 2010, we had approximately 60 million shares of our common stock reserved for future issuance under the 2008 Plan. Shares issued in connection with awards made under the 2008 Plan are generally issued as new stock issuances.

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

        Under the provisions of the BEP and the Business Combination Agreement, the consummation of the Business Combination was deemed to be a change in control. As such, the outstanding non-vested rights became immediately vested upon the closing of the Business Combination, cancelled and extinguished and converted into a new right to receive an amount in cash eighteen months after the closing upon the terms and subject to the conditions set forth in the BEP and in the Business Combination Agreement, including continued employment through the payment date. The determination of the value of Blizzard shares upon a change in control was equal to the transaction value under the provisions of the BEP. At December 31, 2009, other current liabilities in the consolidated balance sheet included $87 million related to this plan, which was settled during 2010.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

        The following tables present the weighted-average assumptions and the weighted-average fair value at grant date using the binomial-lattice model:

	Employee and director options
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Expected life (in years)	5.79	5.95	5.28
Risk free interest rate	2.97%	3.63%	3.98%
Volatility	46.20%	53.00%	53.88%
Dividend yield	1.33%	—%	—%
Weighted-average fair value at grant date	$3.98	$5.40	$5.92

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

        To estimate volatility for the binomial-lattice model, we use methods that consider the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard's stock) during the option's contractual term to estimate long-term volatility, and a statistical model to estimate the transition or "mean reversion" from short-term volatility to long-term volatility. Based on these methods, for options granted during the year ended December 31, 2010, the expected stock price volatility ranged from 32.87% to 53.71%.

        As is the case for volatility, the risk-free rate is assumed to change during the option's contractual term. Consistent with the calculation required by a binomial-lattice model, the risk-free rate reflects the interest from one time period to the next ("forward rate") as opposed to the interest rate from the grant date to the given time period ("spot rate"). The expected dividend yield assumption for options granted during the year ended December 31, 2010 is based on the Company's historical and expected future amount of dividend payouts.

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

        As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

Accuracy of Fair Value Estimates

        We developed the assumptions used in the binomial-lattice model, including model inputs and measures of employees' exercise and post-vesting termination behavior. Our ability to accurately estimate the fair value of stock-based payment awards at the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs as long as ten years into the future. These inputs include, but are not limited to, expected stock price volatility, risk-free rate, dividend yield, and employee termination rates. Although the fair value of employee stock options is determined using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer and a willing seller. Unfortunately, it is difficult to determine if this is the case, as markets do not currently exist that permit the active trading of employee stock option and other stock-based instruments.

Stock Option Activities

        Stock option activities for the year ended December 31, 2010 are as follows (amounts in millions, except number of shares, which are in thousands, and per share amounts):

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2009	71,818	$9.04
Granted	11,276	11.52
Exercised	(16,211)	4.99
Forfeited/Expired	(5,708)	10.19

Outstanding at December 31, 2010	61,175	10.46	6.96	$157

Vested and expected to vest at December 31, 2010	58,478	$10.38	6.30	$155
Exercisable at December 31, 2010	36,650	$9.29	5.88	$136

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares underlying options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes as it is based on the fair market value of our stock. Total intrinsic value of options actually exercised was $104 million, $312 million, and $53 million for the years ended December 31, 2010, 2009, and 2008, respectively. Total grant date fair value of options vested was $114 million, $143 million, and $32 million for the years ended December 31, 2010, 2009, and 2008, respectively.

        At December 31, 2010, $57 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

        Income tax benefit from stock option exercises was $36 million, $85 million, and $22 million for the years ended December 31, 2010, 2009, and 2008, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

Non-Plan Employee Stock Options Granted to Executives

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

Restricted Stock Units and Restricted Stock Awards Activities

        We grant restricted stock units and restricted stock awards (collectively referred to as "restricted stock rights") under the 2008 Plan to employees around the world, and we have assumed as a result of the Business Combination the restricted stock rights granted by Activision, Inc. Restricted stock rights entitle the holders thereof to receive shares of our common stock at the end of a specified period of time or otherwise upon a specified occurrence (which may include the satisfaction of a performance measure). Restricted stock awards are issued and outstanding upon grant. Holders of restricted stock rights are restricted from selling the shares until they vest. Upon vesting of restricted stock rights, we may withhold shares otherwise deliverable to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is contingent upon the holders' continued employment with us and may be subject to other conditions (which may include the satisfaction of a performance measure). If the vesting conditions are not met, unvested restricted stock rights will be forfeited.

        In connection with the consummation of the Business Combination, on July 9, 2008, Robert A. Kotick, our Chief Executive Officer, received a grant of 2,500,000 market performance-based restricted shares, which vest in 20% increments on each of the first, second, third, and fourth anniversaries of the date of grant, with another 20% vesting on December 31, 2012, the expiration date of Mr. Kotick's employment agreement with the Company, in each case subject to the Company attaining the specified compound annual total shareholder return target for that vesting period. If the Company does not achieve the market performance measure for a vesting period, no performance shares will vest for that vesting period. If, however, the Company achieves the market performance measure for a subsequent vesting period, then all of the performance shares that would have vested on the previous vesting date will vest on the vesting date when the market performance measure is achieved.

        The following table summarizes our restricted stock rights activity for the year ended December 31, 2010 (amounts in thousands except per share amounts):.

	Restricted Stock Rights	Weighted-Average Grant Date Fair Value
Balance at December 31, 2009	11,303	$12.84
Granted	10,364	11.54
Vested	(2,557)	14.72
Forfeited	(2,538)	13.91

Balance at December 31, 2010	16,572	11.62

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

        At December 31, 2010, approximately $104 million of total unrecognized compensation cost was related to restricted stock rights, of which $12 million was related to performance shares, which cost is expected to be recognized over a weighted-average period of 2.0 years and 1.34 years, respectively. Total grant date fair value of restricted stock rights vested was $40 million, $28 million, and $9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Stock-Based Compensation Expense

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

        The following table sets forth the total stock-based compensation expense resulting from stock options granted by Activision Inc. or Activision Blizzard, restricted stock rights awarded by Activision, Inc. or Activision Blizzard, awards made to our employees under the BEP, and awards made to our employees under the Vivendi corporate plans described below included in our consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008 (amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008
Cost of sales—software royalties and amortization	$65	$34	$4
Product development	12	40	44
Sales and marketing	8	9	10
General and administrative	46	71	31
Restructuring	—	2	—

Stock-based compensation expense before income taxes	131	156	89
Income tax benefit	(51)	(61)	(35)

Total stock-based compensation expense, net of income tax benefit	$80	$95	$54

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Stock-Based Compensation (Continued)

        The following table summarizes stock-based compensation included in our consolidated balance sheets as a component of software development (amounts in millions):

Software Development
Balance at December 31, 2007	$—
Stock-based compensation expense capitalized and deferred during period	54
Amortization of capitalized and deferred stock-based compensation expense	(12)

Balance at December 31, 2008	$42
Stock-based compensation expense capitalized and deferred during period	102
Amortization of capitalized and deferred stock-based compensation expense	(90)

Balance at December 31, 2009	54
Stock-based compensation expense capitalized and deferred during period	63
Amortization of capitalized and deferred stock-based compensation expense	(97)

Balance at December 31, 2010	$20

20. Capital transactions

Repurchase Program

        On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program (the "2008-2009 Stock Repurchase Program") under which we were authorized to repurchase up to $1 billion of our common stock. On July 31, 2009, our Board of Directors authorized an increase of $250 million to the 2008-2009 Stock Repurchase Program bringing the total authorization to $1.25 billion. During 2009, we repurchased 114 million shares of our common stock for an aggregate purchase price of $1,235 million pursuant to the 2008-2009 Stock Repurchase Program. In January 2010, we settled a $15 million purchase of 1.3 million shares of our common stock that we had agreed to repurchase in December 2009 pursuant to the 2008-2009 Stock Repurchase Program, completing that program.

        On February 10, 2010, we announced that our Board of Directors authorized a new stock repurchase program (the "2010 Stock Repurchase Program") under which we may repurchase up to $1 billion. During the year ended December 31, 2010, we repurchased 84 million shares of our common stock for $944 million pursuant to the 2010 Stock Repurchase Program. In January 2011, we settled a $22 million purchase of 1.8 million shares of our common stock that we had agreed to repurchase in December 2010 pursuant to the 2010 Stock Repurchase Program. The 2010 Stock Repurchase Program expired on December 31, 2010.

        On February 3, 2011, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1.5 billion of our common stock, on terms and conditions to be

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20. Capital transactions (Continued)

determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program.

Dividend

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

        On February 9, 2011, our Board of Directors approved a cash dividend of $0.165 per share to be paid on May 11, 2011 to shareholders of record at the close of business on March 16, 2011.

21. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) at December 31, 2010 and 2009 were as follows (amounts in millions):

	At December 31, 2010	At December 31, 2009
Foreign currency translation adjustment	$(11)	$(22)
Unrealized depreciation on investments, net of deferred income taxes of $(1) and $(2) for December 31, 2010 and 2009, respectively	(2)	(2)

Accumulated other comprehensive loss	$(13)	$(24)

        Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

22. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008
Supplemental cash flow information:
Cash paid for income taxes	$255	$257	$151
Cash paid for interest	2	5	2

23. Related Party Transactions

Treasury

        Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps,

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

23. Related Party Transactions (Continued)

with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps was $138 million and $120 million at December 31, 2010 and 2009, respectively. A pretax net unrealized gain of less than a million and unrealized loss of $2 million for the years ended December 31, 2010 and 2009, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the consolidated statements of operations.

        Prior to the Business Combination, Vivendi maintained a centralized cash management pool from which Vivendi Games borrowed and loaned cash on a daily basis. Net cash transfers, under the cash pooling agreement, were included in owner's equity as part of net transfers to Vivendi. Vivendi charged Vivendi Games interest on the cumulative net cash transfers and such charges are included in investment income (loss), net in the consolidated statements of operations. Net interest earned from Vivendi for the year ended December 31, 2008 was $4 million.

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

Others

        Activision Blizzard has entered into various transactions and agreements, including cash management services, investor agreement, tax sharing agreement, and music royalty agreements with Vivendi and its subsidiaries and affiliates. Effective July 23, 2010, we terminated our unsecured credit agreement with Vivendi, the lender, which provided for a revolving credit facility of up to $475 million. None of these services, transactions and agreements with Vivendi and its subsidiaries and affiliates is material either individually or in the aggregate to the consolidated financial statements as a whole.

        Annual overhead and support costs were allocated to Vivendi Games by Vivendi to approximate management leadership, treasury, legal, tax and other similar service-based support functions incurred on Vivendi Games' behalf. These costs amounted to approximately $2 million in 2008. These allocations were included in the accompanying consolidated statements of operations as general and administrative expense.

        For the year ended December 31, 2008, a management fee of approximately $1 million was allocated to Vivendi Games from Vivendi for insurance, share-employee costs and other general corporate support functions incurred on Vivendi Games' behalf. This allocation is included in the accompanying consolidated statements of operations as general and administrative expense.

        In addition, we are party to a number of agreements with Universal Music Group, a wholly owned subsidiary of Vivendi, and its affiliates. These agreements pertain to the licensing of master recordings and compositions for our games and for marketing and promotional purposes. We expensed and paid an aggregate of $12 million, $14 million and $2 million in royalties and other fees (including fees relating to the marketing of artists whose music was licensed for our games) to Universal Music Group and its affiliates for those uses during the years ended December 31, 2010, 2009 and 2008, respectively. Royalty amounts due to Universal Music Group and its affiliates are not material at December 31, 2010, 2009 and 2008.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

24. Recently Issued Accounting Pronouncements

        In October 2009, the FASB issued an update to Revenue Recognition—Multiple-Deliverable Revenue Arrangements. This update establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this update also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The adoption of this update on January 1, 2011 will not have a material impact on the consolidated financial statements.

        In October 2009, the FASB issued an update to Software—Certain Revenue Arrangements That Include Software Elements. This update changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and excludes these products from the scope of current software revenue guidance. The new guidance will include factors to help companies determine which software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The adoption of this update on January 1, 2011 will not have a material impact on the consolidated financial statements.

25. Subsequent events

        Restructuring Plan.    On February 3, 2011, the Board of Directors of the Company approved a restructuring plan involving a focus on the development and publication of a reduced slate of titles on a going-forward basis, including the discontinuation of the development of all music-based games and the closure of the related business unit and the cancellation of other titles then in production, and a related reduction in studio headcount and corporate overhead. Driven by a desire to improve operating margin by focusing the Company's resources on titles the Company believes have the largest potential for success and the anticipation of a continuing weak environment for casual and music-based games, the plan will result in the separation of approximately 500 employees. The plan is expected to be implemented in the quarter ending March 31, 2011, resulting in a net pretax charge in the first two quarters of 2011, which is expected to total between $35 million and $50 million, comprised of severance costs, the costs of other separation benefits and other exit costs. All of the above estimated charges are expected to result in future cash expenditures during 2011.

        Repurchase Program.    On February 3, 2011, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1.5 billion of our common stock until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

25. Subsequent events (Continued)

        Cash Dividend.    On February 9, 2011, our Board of Directors approved a cash dividend of $0.165 per common share to be paid on May 11, 2011 to shareholders of record at the close of business on March 16, 2011.

26. Quarterly Financial and Market Information (Unaudited)

	For the Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Amounts in millions, except per share data)
Net revenues	$1,427	$745	$967	$1,308
Cost of sales	878	349	367	533
Operating (loss) income	(397)	55	300	511
Net (loss) income	(233)	51	219	381
Basic (loss) earnings per share	(0.20)	0.04	0.18	0.30
Diluted (loss) earnings per share	(0.20)	0.04	0.17	0.30

	For the Quarters Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Amounts in millions, except per share data)
Net revenues	$1,557	$703	$1,038	$981
Cost of sales	1,012	339	472	484
Operating (loss) income	(432)	9	218	179
Net (loss) income	(286)	15	195	189
Basic (loss) earnings per share	(0.23)	0.01	0.15	0.14
Diluted (loss) earnings per share	(0.23)	0.01	0.15	0.14

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2010
Allowances for sales returns and price protection and other allowances	$314	$317	$(258)	$373
Allowance for doubtful accounts	3	1	—	4
At December 31, 2009
Allowances for sales returns and price protection and other allowances	$266	$332	$(284)	$314
Allowance for doubtful accounts	2	1	—	3
Deferred tax valuation allowance	22	—	(22)	—
At December 31, 2008
Allowances for sales returns and price protection and other allowances	$76	$295	$(105)	$266
Allowance for doubtful accounts	10	3	(11)	2
Deferred tax valuation allowance	22	4	(4)	22

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
3.3	Amended and Restated By-Laws of Activision Blizzard, Inc., as amended and restated as of February 2, 2010 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed February 5, 2010).
10.3*	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2001).
10.4*	Amendment, dated as of September 14, 2006, to the 1998 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed September 20, 2006).
10.5*	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.6*	Amendment, dated as of September 14, 2006, to the 1999 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed September 20, 2006).
10.7*	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.8*	Amendment, dated as of September 14, 2006, to the 2001 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed September 20, 2006).
10.9*	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2003).
10.10*	Amendment, dated as of September 14, 2006, to the 2002 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed September 20, 2006).
10.11*	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-100114 filed September 26, 2002).
10.12*	Amendment, dated as of September 14, 2006, to the 2002 Executive Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed September 20, 2006).

Exhibit Number	Exhibit
10.13*	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-103323 filed February 19, 2003).
10.14*	Amendment, dated as of September 14, 2006, to the 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed September 20, 2006).
10.15*	Activision, Inc. Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2005).
10.16*	Amendment, dated as of September 14, 2006, to the 2003 Executive Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Form 8-K filed September 20, 2006).
10.17*	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).
10.18*	Australian Addendum to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.22 of the Company's Form 10-K for the year ended March 31, 2008).
10.19*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 the Company's Form 10-Q for the quarter ended June 30, 2010).
10.20*	Australian Addendum to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended December 31, 2008).
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

Exhibit Number	Exhibit
10.27*	Form of Non-Employee Director Stock Option Agreement for grants to non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended March 31, 2007).
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
10.40*
Notice of Stock Option Award for grants to unaffiliated directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.44 of the Company's Form 10-K for the year ended December 31, 2008).
10.41*
Notice of Stock Option Award for grants to persons other than directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended December 31, 2008).
10.42*
Notice of Restricted Share Unit Award for grants to unaffiliated directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.46 of the Company's Form 10-K for the year ended December 31, 2008).
10.43*
Notice of Restricted Share Unit Award for grants to affiliated non-employee directors and to unaffiliated directors upon their reelection to the board (other than in connection with 10 years of continuous service) pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.47 of the Company's Form 10-K for the year ended December 31, 2008).
10.44*
Notice of Restricted Share Unit Award for grants to affiliated non-employee directors resident in France pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.48 of the Company's Form 10-K for the year ended December 31, 2008).
10.45*
Notice of Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.49 of the Company's Form 10-K for the year ended December 31, 2008).
10.46*
Notice of Restricted Share Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.50 of the Company's Form 10-K for the year ended December 31, 2008).
10.47*
Employment Agreement, dated September 9, 2005, between Thomas Tippl and Activision Publishing, Inc (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.48*
Amendment, dated as of December 15, 2008, to Employment Agreement between Thomas Tippl and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.59 of the Company's Form 10-K for the year ended December 31, 2008).
10.49*
Amendment, dated as of April 15, 2009, to Employment Agreement between Thomas Tippl and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.50*
Amendment, dated as of March 23, 2010, to Employment Agreement between Thomas Tippl and Activision Blizzard, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2010).

Exhibit Number	Exhibit
10.51*	Stock Option Agreement, dated October 3, 2005, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.52*
Addendum to Stock Option Agreement, dated as of June 1, 2006, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.53*	Restricted Stock Agreement, dated October 3, 2005, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.54*	Notice of Stock Option Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.55*	Notice of Restricted Share Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.56*	Notice of Performance Share Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.57*	Notice of Stock Option Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.58*	Notice of Restricted Share Unit Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.59*	Notice of Performance Share Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.60*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Thomas Tippl.
10.61*
Employment Agreement, dated July 31, 2009, between Brian Hodous and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.62*	Notice of Share Option Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended March 31, 2007).
10.63*	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.46 of the Company's Form 10-K for the year ended March 31, 2007).
10.64*	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.47 of the Company's Form 10-K for the year ended March 31, 2007).

Exhibit Number	Exhibit
10.65*	Notice of Stock Option Award, dated as of August 7, 2009, to Brian Hodous (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.66*	Notice of Restricted Share Unit Award, dated as of August 7, 2009, to Brian Hodous (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.67*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Brian Hodous.
10.68*
Amended and Restated Employment Agreement, dated as of December 1, 2007, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed December 6, 2007).
10.69*
Amendment No. 1, dated as of July 8, 2008, to the Employment Agreement between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.70*	Replacement Bonus Agreement, dated as of December 1, 2007, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K, filed December 6, 2007).
10.71*	Stock Option Agreement, dated May 22, 2000, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2000).
10.72*	Notice of Stock Option Award to Robert A. Kotick, dated December 5, 2007 (incorporated by reference to Exhibit 10.71 of the Company's Form 10-K for the year ended March 31, 2008).
10.73*	Notice of Performance Share Award to Robert A. Kotick, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.82 of the Company's Form 10-K for the year ended December 31, 2009).
10.74*	Notice of Restricted Share Unit Award to Robert A. Kotick, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.75*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Robert A. Kotick.
10.76*
Amended and Restated Employment Agreement, dated as of December 1, 2007, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, filed December 6, 2007).
10.77*	Replacement Bonus Agreement, dated as of December 1, 2007, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K, filed December 6, 2007).
10.78*	Stock Option Agreement, dated May 22, 2000, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2000).
10.79*	Notice of Restricted Share Unit Award to Brian G. Kelly, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number	Exhibit
10.80*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Brian G. Kelly.
10.81*
Employment Agreement, dated as of December 1, 2007, between Michael Morhaime and Vivendi Games, Inc. (incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.82*
Assignment and Assumption of Morhaime Employment Agreement, dated as of July 9, 2008, between Vivendi Games. Inc. and the Company (incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.83*
Amendment, dated as of December 15, 2008, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2008).
10.84*
Amendment, dated as of March 31, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2009).
10.85*
Amendment, dated as of November 4, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.92 of the Company's Form 10-K for the year ended December 31, 2009).
10.86*	Amendment, dated as of October 26, 2010, to Employment Agreement between Michael Morhaime and the Company.
10.87*	Notice of Stock Option Award to Michael Morhaime, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.88*	Notice of Stock Option Award, dated as of November 9, 2009, to Michael Morhaime (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2009).
10.89*	Notice of Stock Option Award, dated as of November 8, 2010, to Michael Morhaime.
10.90*	Notice of Stock Option Award, dated as of November 8, 2010, to Michael Morhaime.
10.91*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Michael Morhaime.
10.92*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Michael Morhaime.
10.93*
Employment Agreement, dated August 31, 2009, between Christopher Walther and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.94*	Notice of Stock Option Award, dated as of November 9, 2009, to Christopher Walther (incorporated by reference to Exhibit 10.100 of the Company's Form 10-K for the year ended December 31, 2009).
10.95*
Notice of Restricted Share Unit Award, dated as of November 9, 2009, to Christopher Walther (incorporated by reference to Exhibit 10.101 of the Company's Form 10-K for the year ended December 31, 2009).

Exhibit Number	Exhibit
10.96*	Investor Agreement, dated as of July 9, 2008, among the Company, Vivendi S.A., VGAC LLC, and Vivendi Games, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed July 15, 2008).
10.97*	Letter Agreement, dated July 16, 2008, between Vivendi S.A. and the Company (incorporated by reference to Exhibit 10.104 of the Company's Form 10-K for the year ended December 31, 2008).
10.98*
Tax Sharing Agreement, dated as of July 9, 2008, among the Company, Vivendi Holding I Corp., Vivendi Games, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed July 15, 2008).
10.99*
Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as on June 3, 2010 (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.100*
Voting and Lock-Up Agreement, dated as of December 1, 2007, among the Company, Vivendi S.A. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed December 6, 2007).
10.101*
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
99.1
Corporate Governance Term Sheet adopted in connection with the settlement of In re Activision, Inc. Shareholder Derivative Litigation, C.D. Cal. Case No. CV06-4771 MRP (JTLx); In re Activision Shareholder Derivative Litigation, L.A.S.C. Case No. SC090343, as approved by the Company's Board of Directors on July 28, 2008 and amended by the Board on October 30, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Form 10-K for the year ended December 31, 2008).
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