Form 10-Q
period 2011-03-31
Activision Blizzard, Inc.
filed 2011-05-09
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares of the registrant’s Common Stock outstanding at May 2, 2011 was 1,144,164,508.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plans,” “believes,” “may,” “expects,” “intends,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only at the date on which this Quarterly Report on Form 10-Q was first filed. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, increasing concentration of titles, shifts in consumer spending trends, the impact of the current macroeconomic environment and market conditions within the video game industry, Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres such as first-person action and massively multiplayer online games and preferences among competing hardware platforms, the seasonal and cyclical nature of the interactive game market, changing business models including digital and used games, competition including from used games and other forms of entertainment, possible declines in software pricing, product returns and price protection, product delays, adoption rate and availability of new hardware (including peripherals) and related software, rapid changes in technology and industry standards, litigation risks and associated costs, the effectiveness of Activision Blizzard’s restructuring efforts, protection of proprietary rights, maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality “hit” titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, and the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion, and the other factors identified in “Risk Factors” included in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At March 31,	At December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,658	$2,812
Short-term investments	701	696
Accounts receivable, net of allowances of $276 million and $377 million at March 31, 2011 and December 31, 2010, respectively	95	640
Inventories	103	112
Software development	129	147
Intellectual property licenses	32	45
Deferred income taxes, net	464	620
Other current assets	167	293
Total current assets	4,349	5,365

Long-term investments	25	23
Software development	65	55
Intellectual property licenses	29	28
Property and equipment, net	165	169
Other assets	25	21
Intangible assets, net	152	160
Trademark and trade names	433	433
Goodwill	7,134	7,132
Total assets	$12,377	$13,386

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$172	$363
Deferred revenues	1,043	1,726
Accrued expenses and other liabilities	676	838
Total current liabilities	1,891	2,927
Deferred income taxes, net	83	92
Other liabilities	166	164
Total liabilities	2,140	3,183

Commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,383,620,047 and 1,382,479,839 shares issued at March 31, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	12,382	12,353
Less: Treasury stock, at cost, 230,246,372 and 199,159,987 at March 31, 2011 and December 31, 2010, respectively	(2,537)	(2,194)
Retained earnings	366	57
Accumulated other comprehensive income (loss)	26	(13)
Total shareholders’ equity	10,237	10,203
Total liabilities and shareholders’ equity	$12,377	$13,386

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended
	March 31,
	2011	2010

Net revenues
Product sales	$1,061	$986
Subscription, licensing, and other revenues	388	322
Total net revenues	1,449	1,308

Costs and expenses
Cost of sales — product costs	299	337
Cost of sales — massively multi-player online role-playing game (“MMORPG”)	63	54
Cost of sales — software royalties and amortization	61	99
Cost of sales — intellectual property licenses	29	43
Product development	142	143
Sales and marketing	64	56
General and administrative	98	65
Restructuring	19	—
Total costs and expenses	775	797

Operating income	674	511

Investment and other income, net	2	—

Income before income tax expense	676	511

Income tax expense	173	130

Net income	$503	$381

Earnings per common share
Basic	$0.42	$0.30
Diluted	$0.42	$0.30

Weighted-average shares outstanding
Basic	1,173	1,248
Diluted	1,182	1,264

Dividends per common share	$0.165	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$503	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	150	90
Depreciation and amortization	26	33
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	69	88
Stock-based compensation expense (2)	23	44
Excess tax benefits from stock option exercises	(1)	(4)
Changes in operating assets and liabilities:
Accounts receivable	554	593
Inventories	11	40
Software development and intellectual property licenses	(45)	(80)
Other assets	129	162
Deferred revenues	(716)	(637)
Accounts payable	(199)	(146)
Accrued expenses and other liabilities	(370)	(337)
Net cash provided by operating activities	134	227

Cash flows from investing activities:
Proceeds from maturities of investments	154	17
Payment of contingent consideration	(3)	(2)
Purchases of short-term investments	(161)	(187)
Capital expenditures	(4)	(12)
Net cash used in investing activities	(14)	(184)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	5	16
Repurchase of common stock	(343)	(107)
Excess tax benefits from stock option exercises	1	4
Net cash used in financing activities	(337)	(87)

Effect of foreign exchange rate changes on cash and cash equivalents	63	(29)

Net (decrease) increase in cash and cash equivalents	(154)	(73)

Cash and cash equivalents at beginning of period	2,812	2,768

Cash and cash equivalents at end of period	$2,658	$2,695

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011

(Unaudited)

(Amounts in millions)

						Retained	Accumulated
			Additional			Earnings	Other	Total
	Common Stock		Paid-In	Treasury Stock		(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit)	Income (Loss)	Equity

Balance at December 31, 2010	1,382	$—	$12,353	(199)	$(2,194)	$57	$(13)	$10,203

Components of comprehensive income:
Net income	—	—	—	—	—	503	—	503
Foreign currency translation adjustment	—	—	—	—	—	—	39	39
Total comprehensive income	—	—	—	—	—	—	—	542
Issuance of common stock pursuant to employee stock options and restricted stock rights	1	—	5	—	—	—	—	5
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	24	—	—	—	—	24
Dividends ($0.165 per common share) (See Note 13)	—	—	—	—	—	(194)	—	(194)
Shares repurchased (See Note 13)	—	—	—	(31)	(343)	—	—	(343)

Balance at March 31, 2011	1,383	$—	$12,382	(230)	$(2,537)	$366	$26	$10,237

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Description of Business and Basis of Consolidation and Presentation

Description of Business

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), console, handheld and mobile game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.” Vivendi S.A. (“Vivendi”) owned approximately 62% of Activision Blizzard’s outstanding common stock at March 31, 2011.

We maintain significant operations in the United States, Canada, the United Kingdom, Germany, France, Italy, Spain, Australia, Sweden, South Korea, Norway, Denmark, China, and the Netherlands.

Basis of Consolidation and Presentation

Activision Blizzard prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain notes or other information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations in accordance with U.S. GAAP have been included.

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

2.              Summary of significant accounting policies

Revenue Recognition

Revenue Arrangements with Multiple Deliverables

On January 1, 2011, we adopted amendments to an accounting standard related to revenue recognition for arrangements with multiple deliverables (which standard as amended is referred to herein as the “new accounting principles”).  The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the arrangement consideration to each deliverable in a multiple deliverables revenue arrangement. Certain of our revenue arrangements have multiple deliverables and, as such, are accounted for under the new accounting principles. These revenue arrangements include our product sales consisting of both software and hardware deliverables (such as peripherals or other ancillary collectors’ items sold together with the physical “boxed” software) and our sales of the World of Warcraft boxed products, expansion packs and value-added services, each of which is considered with the related subscription services.  Our assessment of deliverables and units of accounting does not change under the new accounting principles.  When determining the selling prices of our significant deliverables to enable us to allocate the revenues from the sale of our product using the relative selling price method, we use a variation of vendor-specific objective evidence (“VSOE”) of fair value and third-party evidence (“TPE”) of selling price.  When neither VSOE nor TPE is available for a deliverable, we use our best estimate of the selling price (“BESP”). We do not have significant revenue arrangements that require our BESP for the quarter ended March 31, 2011.  The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE. The pattern and timing of revenue recognition for our deliverables and allocation of the arrangement consideration did not change upon the adoption of the new accounting principles. Also, we do not expect the adoption of the new accounting principles to have a material effect on our financial statements in the periods after our initial adoption.

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

For our software products with online functionality, we evaluate whether those features or functionality are more than an inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product and any online transaction, such as a digital download of a title or product add-ons, when it is released.

When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to gameplay, we consider that our performance obligations for this title extend beyond the sale of the game. Vendor-specific objective evidence (“VSOE”) of fair value does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we recognize all of the software-related revenue from the sale of the title ratably over the estimated service period, which is estimated to begin the month after either the sale date or the street date of the title, whichever is later. In addition, we initially defer the costs of sales for the title (excluding intangible asset amortization), and recognize the costs of sales as the related revenues are recognized. Cost of sales includes manufacturing costs, software royalties and amortization, and intellectual property licenses.

We recognize revenues from World of Warcraft boxed product, expansion packs and value-added services, in each case with the related subscription service revenue, ratably over the estimated service periods beginning upon activation of the software and delivery of the services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as product sales and revenues attributable to subscriptions and other value-added services are classified as subscription, licensing and other revenues.

Revenues for software products with more than inconsequential separate service deliverables and World of Warcraft products are recognized over the estimated service periods, which range from a minimum of five months to a maximum of less than a year.

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

Sales incentives and other consideration given by us to our customers, such as rebates and product replacement fees, are considered adjustments of the selling price of our products and are reflected as reductions to revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular ad, are reflected as sales and marketing expenses when the benefit from the sales incentive is separable from sales to the same customer and we can reasonably estimate the fair value of the benefit.

Subscription Revenues

Subscription revenues are derived from World of Warcraft, a game that is playable through Blizzard’s servers on a subscription-only basis. After the first month of free usage that is included with the World of Warcraft boxed software, the World of Warcraft end user may enter into a subscription agreement for additional future access. Revenues associated with the sale of subscriptions via boxed software and prepaid subscription cards, as well as prepaid subscriptions sales, are deferred until the subscription service is activated by the consumer and recognized ratably over the subscription period. Revenue from internet gaming rooms in Asia is recognized upon usage of the time packages sold. Value-added service revenues associated with subscriptions are recognized ratably over the estimated service periods.

Licensing Revenues

Third-party licensees in Russia, China and Taiwan distribute and host Blizzard’s World of Warcraft game in their respective countries under license agreements with Blizzard. We receive royalties from the licensees as a result. We recognize these royalties as revenues based on the end users’ activation of the underlying prepaid time, if all other performance obligations have been completed or based on usage by the end user when we have continuing service obligations. We recognize any upfront licensing fee received over the term of the contracts.

With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is generally recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

Breakage Revenues

World of Warcraft boxed product sales and subscription revenues are recognized upon activation of the game. We analyze historical activation patterns over time to determine when the likelihood of activation ever occurring becomes remote. We recognize revenues from subscriptions that have not yet been activated, prepaid subscription cards, as well as prepaid subscription sales, when the likelihood of future activation occurring is remote (defined as “breakage revenues”).

Other Revenues

Other revenues primarily include licensing activity of intellectual property other than software to third-parties. Revenue is recorded upon receipt of licensee statements, or upon the receipt of cash, provided the license period has begun.

3.              Inventories

Our inventories consist of the following (amounts in millions):

	At March 31, 2011	At December 31, 2010
Finished goods	$80	$82
Purchased parts and components	23	30

Inventories	$103	$112

4.              Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At March 31, 2011
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(75)	$13
Game engines	2 - 5 years	32	(31)	1
Internally-developed franchises	11 - 12 years	309	(173)	136
Distribution agreements	4 years	18	(16)	2
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$880	$(295)	$585

	At December 31, 2010
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(74)	$14
Game engines	2 - 5 years	32	(30)	2
Internally-developed franchises	11 - 12 years	309	(167)	142
Distribution agreements	4 years	18	(16)	2
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$880	$(287)	$593

Amortization expense of intangible assets was $8 million and $18 million for the three months ended March 31, 2011 and 2010, respectively.

The gross carrying amounts as of March 31, 2011 and December 31, 2010 in the tables above reflect a new cost basis for license agreements, game engines and internally-developed franchises due to impairment charges taken for the year ended December 31, 2010.  The new cost basis includes the original gross carrying amount, less accumulated amortization and impairment charges of the impaired assets as of December 31, 2010.

At March 31, 2011, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2011 (remaining nine months)	$61
2012	37
2013	18
2014	10
2015	8
Thereafter	18

Total	$152

5.              Income taxes

The income tax expense of $173 million for the three months ended March 31, 2011 reflected an effective tax rate of 26%. The effective tax rate of 26% for the three months ended March 31, 2011 differed from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of federal and California research and development credits and IRC 199 domestic production deductions.

For the three months ended March 31, 2011, the tax rate was based on our projected annual effective tax rate for 2011, and also included certain discrete tax items recorded during the period. Our tax expense of $173 million for the three months ended March 31, 2011 reflected an effective tax rate of 26% which differed from the effective tax rate of 25% for the three months ended March 31, 2010, primarily due to a minor increase in the amount of domestic earnings with a higher statutory rate, relative to earnings in foreign jurisdictions with a lower statutory rate, which resulted in a slightly higher overall effective tax rate over the prior period.

The overall effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2011 and will be dependent on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2011 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) are lower than anticipated in foreign regions where we have lower statutory rates and/or higher than anticipated in our domestic region where we have higher statutory rates.

6.              Software development and intellectual property licenses

The following table summarizes the components of our software development and intellectual property licenses (amounts in millions):

	At	At
	March 31,	December 31,
	2011	2010
Internally developed software costs	$133	$142
Payments made to third-party software developers	61	60
Total software development costs	$194	$202

Intellectual property licenses	$61	$73

Amortization, write-offs and impairments are comprised of the following (amounts in millions):

	Three Months Ended March 31,
	2011	2010
Amortization of capitalized software development costs and intellectual property licenses	$73	$101
Write-offs and impairments	—	15

7.              Comprehensive income and accumulated other comprehensive income (loss)

Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2011 and 2010 were as follows (amounts in millions):

	Three Months Ended March 31,
	2011	2010

Net income	$503	$381

Other comprehensive income:
Foreign currency translation adjustment	39	(20)
Other comprehensive income (loss)	39	(20)

Comprehensive income	$542	$361

The components of accumulated other comprehensive income (loss) at March 31, 2011 and December 31, 2010 were as follows (amounts in millions):

	At	At
	March 31,	December 31,
	2011	2010
Foreign currency translation adjustment	$28	$(11)
Unrealized depreciation on investments, net of deferred income taxes of $(1) for both March 31, 2011 and December 31, 2010	(2)	(2)
Accumulated other comprehensive income (loss)	$26	$(13)

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

		Fair Value Measurements at
		March 31, 2011 Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
	As of	Financial	Observable	Unobservable
	March 31,	Instruments	Inputs	Inputs	Balance Sheet
	2011	(Level 1)	(Level 2)	(Level 3)	Classification
Financial assets:
Money market funds	$2,359	$2,359	$—	$—	Cash and cash equivalents
U.S. treasuries and foreign government bonds with original maturities of three months or less	200	200	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	678	678	—	—	Short-term investments
ARS held through Morgan Stanley Smith Barney LLC	25	—	—	25	Long-term investments
Total financial assets at fair value	$3,262	$3,237	$—	$25

		Fair Value Measurements at
		December 31, 2010 Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
	As of	Financial	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs	Balance Sheet
	2010	(Level 1)	(Level 2)	(Level 3)	Classification
Financial assets:
Money market funds	$2,216	$2,216	$—	$—	Cash and cash equivalents
U.S. treasuries and foreign government bonds with original maturities of three months or less	332	332	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	672	672	—	—	Short-term investments
ARS held through Morgan Stanley Smith Barney LLC	23	—	—	23	Long-term investments
Foreign exchange contract derivatives	1	—	1	—	Other assets—current
Total financial assets at fair value	$3,244	$3,220	$1	$23

The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at March 31, 2011:

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at January 1, 2011	$23	$23
Total gains or (losses) (realized/unrealized) included in investment and other income, net	2	2
Balance at March 31, 2011	$25	$25

The amount of total gains or (losses) for the period included in investment and other income, net attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2011	$2	$2

The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at March 31, 2010:

	Level 3
			Total
			financial
		ARS rights	assets at
	ARS	from UBS	fair	Other financial
	(a)	(b)	value	liabilities
Balance at January 1, 2010	$78	$10	$88	$(31)
Total gains or (losses) (realized/unrealized)
Included in earnings	2	(3)	(1)	—
Included in other comprehensive loss	(1)	—	(1)	—
Balance at March 31, 2010	$79	$7	$86	$(31)

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$2	$(3)	$(1)	$—

(a)                                  Fair value measurements have been estimated using an income-approach model (specifically, discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represent 1% of our financial assets measured at fair value on a recurring basis at March 31, 2011.

In June 2010, we sold the remainder of our ARS held with UBS at par and recognized a gain of $7 million included within investment and other income, net in our consolidated statement of operations for the year ended December 31, 2010.

(b)                                 ARS rights from UBS represented an offer from UBS providing us with the right to require UBS to purchase our ARS held through UBS at par value. To value the ARS rights, we considered the intrinsic value, time value of money, and our assessment of the credit worthiness of UBS. We exercised our ARS rights with UBS on June 30, 2010 and recorded a loss of

$7 million included within investment and other income in our consolidated statement of operations for the year ended December 31, 2010.

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

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  For the three-month period ended March 31, 2011, there were no impairment charges related to assets that are measured on a non-recurring basis.

The table below presents intangible assets that are not subject to recurring fair value measurement at December 31, 2010 (amounts in millions):

Fair Value Measurements at
December 31, 2010 Using
Quoted
Prices in
Active
		Markets for	Significant
		Identical	Other	Significant
	As of	Financial	Observable	Unobservable
	December 31,	Instruments	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)	Total Losses
Non-financial assets:
Intangible assets, net	$—	$—	$—	$—	$326
Total non-financial assets at fair value	$—	$—	$—	$—	$326

In the fourth quarter of 2010, with the franchise and industry results of the holiday season, our outlook for the retail sales of software was significantly revised. With the continued economic downturn within our industry in 2010 and the change in the buying habits of casual consumers, we reassessed our overall expectations. We considered these economic changes while planning for 2011 during the fourth quarter of 2010, resulting in a strategy change to, among other things, focus on fewer title releases in the casual genre and discontinue the development of music titles. As we considered this change in strategy to be an indicator of a potential impairment of our intangible assets, we updated our future projected revenue streams for certain franchises in the casual games and music genres. We performed recoverability tests and, where applicable, measured the impairment of the related intangible assets in accordance with ASC Subtopic 360-10.

Determining whether an impairment has occurred requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the estimated remaining useful life over which these cash flows will occur, the amount of these cash flows and the asset’s residual value, if any. For intangible assets that do not pass the recoverability test, the measurement of an impairment loss requires a determination of fair value, which is based on the best information available. Based on the characteristics of the assets being valued and the availability of information, the Company used the income approach, which presumes that the value of an asset can be estimated by the net economic benefit to be received over the estimated remaining useful life of the asset, discounted to present value. We derived the required cash flow estimates from our historical experience and our internal business plans and applied an appropriate discount rate. Based on this analysis, we recorded impairment charges of $67 million, $9 million and $250 million to license agreements, game engines and internally-developed franchises intangible assets, respectively, for the year ended December 31, 2010 within our Activision segment.

9.  Restructuring

On February 3, 2011, the Board of Directors of the Company approved a restructuring plan (the “2011 Restructuring”) involving a focus on the development and publication of a reduced slate of titles on a going-forward basis, including the discontinuation of the development of music-based games, the closure of the related business unit and the cancellation of other titles then in production, along with a related reduction in studio headcount and corporate overhead.

The following table details the amount of the 2011 Restructuring reserves included in accrued expenses and other liabilities in the consolidated balance sheet at March 31, 2011 (amounts in millions):

		Facilities
	Severance	costs	Total
Balance at December 31, 2010	$—	$—	$—
Costs charged to expense	14	5	19
Costs paid or otherwise settled	(3)	—	(3)
Balance at March 31, 2011	$11	$5	$16

The total restructuring reserve balances and the net restructuring charges are presented below by operating segment (amounts in millions):

	2011 Restructuring Reserve Balance		2011 Restructuring Charges
	At	At	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2011
Activision	$16	$—	$19
Blizzard	—	—	—
Distribution	—	—	—
Total	$16	$—	$19

The total expected restructuring charges related to the 2011 Restructuring, expected to be completed on June 30, 2011, are presented below (amounts in millions):

	Low	High
Expected total restructuring costs, before tax	$19	$36
Expected total restructuring costs, after tax	14	30

The high end of the after tax cash charges are expected to consist primarily of employee-related severance cash costs of approximately $24 million and facility exist costs of approximately $6 million.  All of these items will be recorded within our Activision segment, which is the only segment impacted by the 2011 Restructuring.

We have substantially completed our implementation of our organizational restructuring plan as a result of the business combination (the “Business Combination”) by and among the Company (then known as Activision, Inc.), Sego Merger Corporation, a wholly-owned subsidiary of the Company, Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. (“Vivendi Games”), a wholly-owned subsidiary of VGAC LLC, consummated in July 2008. There is no significant cash payment and additional charges to the income statement for the three months ended March 31, 2011.

10.       Operating segments and geographic region

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

Currently, we operate under three operating segments:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international publisher of interactive software products and content. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally-developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“NDS”), Nintendo DSi (“DSi”) and Nintendo 3DS (“3DS”) handheld devices; the PC; the Apple iPhone (“iPhone”), the Apple iPad (“iPad”) and other mobile devices. Our Activision business involves the development, marketing, and sale of products through retail channels or digital downloads, by license, or from our affiliate label program with certain third-party publishers.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game (“MMORPG”) category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role-playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and World of Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay); retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets, and impairment of intangible assets. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total net revenues and total segment income (loss) from operations to consolidated net revenues and income before income tax expense from external customers for the three months ended March 31, 2011 and 2010 are presented below (amounts in millions):

	Three Months Ended March 31,
	2011	2010	2011	2010
			Income from operations
	Net Revenues		before income tax expense
Activision	$323	$337	$48	$7
Blizzard	357	306	170	158
Distribution	75	71	—	—
Operating segments total	755	714	218	165

Reconciliation to consolidated net revenues / operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	694	594	506	410
Stock-based compensation expense	—	—	(23)	(44)
Restructuring	—	—	(19)	(3)
Amortization of intangible assets	—	—	(8)	(17)
Consolidated net revenues / operating income	$1,449	$1,308	674	511
Investment and other income, net			2	—
Consolidated income before income tax expense			$676	$511

Geographic information for the three months ended March 31, 2011 and 2010 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three Months Ended March 31,
	2011	2010
Net revenues by geographic region:
North America	$748	$703
Europe	594	524
Asia Pacific	107	81
Total consolidated net revenues	$1,449	$1,308

Net revenues by platform were as follows (amounts in millions):

	Three Months Ended March 31,
	2011	2010
Net revenues by platform:
Online subscriptions*	$395	$310
Console	824	839
Hand-held	31	39
PC and Other	124	49
Total platform net revenues	1,374	1,237
Distribution	75	71
Total consolidated net revenues	$1,449	$1,308

*Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

We did not have any single external customer that accounted for 10% or more of net revenues for the three month ended March 31, 2011 or 2010.

11.       Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2011 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Total

Balance at December 31, 2010	$6,942	$178	$12	$7,132
Tax benefit credited to goodwill	(1)	—	—	(1)
Issuance of contingent consideration	3	—	—	3

Balance at March 31, 2011	$6,944	$178	$12	$7,134

Issuance of contingent consideration consists of additional purchase consideration paid during 2011 in relation to a previous acquisition.

The tax benefit credited to goodwill represents the tax deduction resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of the Company, to the extent that the tax deduction did not exceed the fair value of those options. Conversely, to the extent that the tax deduction did exceed the fair value of those options, the tax benefit is credited to additional paid-in capital.

12.       Computation of basic/diluted earnings per common share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three Months Ended March 31,
	2011	2010

Numerator:
Consolidated net income	$503	$381
Less: Distributed earnings to unvested stock-based awards that participate in earnings	(3)	(2)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(4)	(1)
Numerator for basic and diluted earnings per common share - income available to common shareholders	496	378

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,173	1,248

Effect of potential dilutive common shares under the treasury stock method:
Employee stock options	9	16
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,182	1,264

Basic earnings per common share	$0.42	$0.30

Diluted earnings per common share	$0.42	$0.30

Our unvested restricted stock rights are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three months ended March 31, 2011 and 2010, we had outstanding unvested restricted stock rights of 17 million and 11 million shares of common stock on a weighted-average basis, respectively.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 32 million and 23 million shares of common stock were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2011 and 2010, respectively, as the effect of their inclusion would be anti-dilutive.

13.       Capital transactions

Repurchase Program

On February 10, 2010, our Board of Directors authorized a stock repurchase program (the “2010 Stock Repurchase Program”) under which we were authorized to repurchase up to $1 billion of our common stock.  In January 2011, we settled a $22 million purchase of 1.8 million shares of our common stock that we had committed to repurchase in December 2010 pursuant to the 2010 Stock Repurchase Program. The 2010 Stock Repurchase Program expired on December 31, 2010.

On February 3, 2011, our Board of Directors authorized a new stock repurchase program (the “2011 Stock Repurchase Program”) under which we may repurchase up to $1.5 billion of our common stock, on terms and conditions to be determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program.  For the three months ended March 31, 2011, we repurchased 29 million shares of our common stock for $321 million pursuant to the 2011 Stock Repurchase Program. In April 2011, we settled the purchase of 2.1 million shares of our common stock for $23 million that we had committed to repurchase in March 2011 pursuant to the 2011 Stock Repurchase Program.

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

On February 9, 2011, our Board of Directors approved a cash dividend of $0.165 per common share to be paid on May 11, 2011 to shareholders of record as of March 16, 2011.

14.       Commitments and contingencies

At March 31, 2011, we did not have any significant changes to our commitments since December 31, 2010.  See Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2010 for more information regarding our commitments.

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

In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010 (Alderman et al. v. Activision Publishing, Inc. et al).  An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs.  On October 5, 2010, five plaintiffs, all current employees of Infinity Ward, filed dismissals without prejudice.  There are currently 40 plaintiffs in the case.  The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims.  The plaintiffs claim that the Company failed to pay them bonuses and other compensation allegedly owed to them in an amount at least between $75 million and $125 million, plus punitive damages.  On October 12, 2010, the court consolidated this matter with the West and Zampella matter.

On August 10, 2010, the Company filed a demurrer to various causes of action in the amended Alderman complaint. On October 15, 2010, the court overruled the demurrer with respect to all causes of action other than conversion, for which it was sustained. On November 4, 2010, the Alderman plaintiffs filed a second amended complaint. On November 15, 2010, the Company filed a demurrer with respect to the claim for conversion in the second amended complaint.  On March 16, 2011, the Alderman plaintiffs filed a third amended complaint adding oral and implied contract claims, equitable claims and fraud claims.  On April 15, 2011, the Company filed a demurrer to a variety of claims in the third amended complaint.

On January 18, 2011, the court granted the Company’s motion to amend its cross complaint against West and Zampella to add allegations with respect to them and to add Electronic Arts, Inc. as a party. On January 26, 2011, Electronic Arts, Inc. filed a demurrer with respect to the claims asserted against it in the amended cross complaint. On January 31, 2011, the case was transferred to the complex division.  On March 16, 2011, the court overruled Electronic Arts, Inc.’s demurrer with respect to all causes of action except as to a declaratory relief claim.

On April 1, 2011, West and Zampella filed a cross-complaint and answer in response to the Company’s cross-complaint against West, Zampella and Electronic Arts. In the cross-complaint, West and Zampella asserted fraud claims.

The Company has accrued and will continue to accrue appropriate amounts related to bonuses and other monies allegedly owed in connection with this matter.  The Company does not expect this lawsuit to have a material impact on the Company.

In addition, we are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over intellectual property rights, contractual claims, employment laws, regulations and relationships, and collection matters. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims and lawsuits will not have a material adverse effect on our business, financial condition, results of operations, or liquidity.

15.       Related party transactions

Treasury

Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps was $51 million at March 31, 2011. The gross notional amount of outstanding foreign exchange swaps was $138 million at December 31, 2010. A pre-tax net unrealized loss of less than a million dollars for each of the three months ended March 31, 2011 and 2010, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

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

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international publisher of interactive software products and content. Activision develops and publishes video games on various consoles, handheld platforms and the PC platform through internally-developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“NDS”), Nintendo DSi (“DSi”) and Nintendo 3DS (“3DS”) handheld devices; the PC; the Apple iPhone (“iPhone”), the Apple iPad (“iPad”) and other mobile devices. Our Activision business involves the development, marketing, and sale of products through retail channels or digital downloads, by license, or from our affiliate label program with certain third-party publishers.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in terms of subscriber base and revenues generated in the subscription-based massively multi-player online role-playing game (“MMORPG”) category. Blizzard internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net. Our Blizzard business involves the development, marketing, sales and support of role-playing action and strategy games. Blizzard also develops, hosts, and supports its online subscription-based games in the MMORPG category. Blizzard is the development studio and publisher best known as the creator of World of Warcraft and the multiple award winning Diablo, StarCraft, and World of Warcraft franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscription revenues (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay); retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

The significant factors impacting our business environment are discussed below. For additional discussion refer to the “Business Overview” section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Business Highlights

For the three months ended March 31, 2011, Activision Blizzard’s results were strong, with net revenues of $1.4 billion as compared to the net revenues of $1.3 billion in same period in 2010, and earnings per diluted share of $0.42 as compared to the earnings per diluted share of $0.30 in same period in 2010.

According to The NPD Group, with respect to the U.S., and Charttrack and Gfk, for Europe, during the three months ended March 31, 2011, based on sales from the retail channels:

•                  Activision Blizzard was the #2 third-party publisher overall in the US and European retail channels;

•                  Call of Duty: Black Ops was the #1 title overall and the #1 title on each of the Xbox 360 and the PS3; and

•                  Activision Blizzard had 3 top 10 PC titles: World of Warcraft: Cataclysm, StarCraft II, and Call of Duty: Black Ops.

Additional Highlights

On February 3, 2011, our Board of Directors approved a new stock repurchase program under which we may repurchase up to $1.5 billion of our common stock until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program. In addition, on February 9, 2011, the Board of Directors declared a cash dividend of $0.165 per common share to be paid on May 11, 2011 to shareholders of record as of March 16, 2011.

Product Release Highlights

During the quarter ended March 31, 2011, we released Call of Duty: Black Ops First Strike, the first downloadable map pack for Call of Duty: Black Ops. In addition, we released Nascar The Game 2011, Lucas Arts’ title Lego Star Wars III, and a selection of casual titles including Zhu Zhu Puppies.

Activision Blizzard Upcoming Product Releases

On May 3, 2011, Activision Publishing released the Call of Duty: Black Ops Escalation content pack on the Xbox 360 video game and entertainment system from Microsoft.  The pack also is expected to be available during the second quarter on Sony’s PlayStation3 computer entertainment system and the PC.   During the quarter, Activision Publishing also expects to release Transformers: Dark of the Moon, which will launch in connection with the release of the upcoming feature film of the same name; and Wipeout In The Zone, a Kinect-ready title for the Xbox 360, which is expected to be available in conjunction with the premier of Wipeout’s summer television season.

Management’s Overview of Business Trends

We provide our products through both the retail channels and digital online delivery methods. Many of our video games that are available through retailers as physical “boxed” software products such as DVDs are also available by direct digital download through the Internet (both from websites that we own and from others owned by third parties). We also offer downloadable content as add-ons to our products (e.g., new multi-player map packs and additional songs). Digital online-delivered content is generally offered to consumers for a one-time fee. Our subscription based services are digitally delivered and hosted by Blizzard Entertainment’s proprietary online gaming service, Battle.net. Digital revenues have become an increasingly important part of our business and we continue to focus on and develop them. We currently define digital online channel-related sales as revenues from subscriptions and licensing royalties, value added services, downloadable content, digitally distributed products, and wireless devices. This definition may differ from that used by our competitors or other companies.  For the quarter ended March 31, 2011, our sales through digital online channels grew approximately 30% year-over-year, and by approximately $100 million.

Conditions in the retail channels of the video games industry have remained challenging for the first three months of 2011. In the U.S. and Europe, retail sales within the industry experienced a combined overall decrease of 11% for the three months ended March 31, 2011 as compared to the same period in 2010, according to The NPD Group, Charttrack and Gfk.  This suggests a continuing downward pressure in the retail channels and an increasing shift towards digital distribution. Year-over-year, we experienced growth of net revenues from digital online channels as a percentage of our total net revenues. Net revenues from digital online channels represented 30% of the total consolidated net revenues for the three months ended March 31, 2011 and $428 million as compared to 25% and $330 million in the same period in 2010. Net revenues from digital online channels, excluding the impact of change in deferred net revenues (a non-GAAP financial measure), represented 58% of the total consolidated net revenues for the three months ended March 31, 2011 and $440 million as compared to 47% and $339 million in the same period in 2010. Further, in the first quarter of 2011, we achieved 30% growth from revenues in the digital online channels year-over-year.  This digital revenue growth positively impacted operating margin, and helped the Company to achieve record operating margins in the first quarter of 2011.  We continue to expect growth from our higher-margin digital products for the full fiscal year of 2011, as we seek to extend our digital leadership and expand our core brands in this channel.  Please refer to the reconciliation between GAAP and non-GAAP net revenues by distribution channel and our non-GAAP financial measures disclosure below.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three Months Ended March 31,
	2011		2010

Net revenues:
Product sales	$1,061	73%	$986	75%
Subscription, licensing, and other revenues	388	27	322	25
Total net revenues	1,449	100	1,308	100

Costs and expenses:
Cost of sales — product costs	299	21	337	26
Cost of sales — MMORPG	63	4	54	4
Cost of sales — software royalties and amortization	61	4	99	8
Cost of sales — intellectual property licenses	29	2	43	3
Product development	142	10	143	11
Sales and marketing	64	4	56	4
General and administrative	98	7	65	5
Restructuring	19	1	—	—

Total costs and expenses	775	53	797	61

Operating income	674	47	511	39

Investment and other income, net	2	—	—	—

Income before income tax expense	676	47	511	39

Income tax expense	173	12	130	10

Net income	$503	35%	$381	29%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets and impairment of intangible assets. The CODM does not review any information regarding total assets on an operating segment basis and, accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total segment net revenues and total segment income (loss) from operations to consolidated net revenues and operating income from external customers for the three months ended March 31, 2011 and 2010 are presented below (amounts in millions):

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)

Segment net revenues:
Activision	$323	$337	$(14)
Blizzard	357	306	51
Distribution	75	71	4
Operating segment net revenue total	755	714	41

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	694	594
Consolidated net revenues	$1,449	$1,308

Segment income from operations:
Activision	$48	$7	$41
Blizzard	170	158	12
Distribution	—	—	—
Operating segment income from operations total	218	165	53

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	506	410
Stock-based compensation expense	(23)	(44)
Restructuring	(19)	(3)
Amortization of intangible assets	(8)	(17)

Consolidated operating income	674	511
Investment and other income, net	2	—
Consolidated income before income tax expense	$676	$511

Segment Net Revenues

Activision

Activision’s net revenues decreased for the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to the weaker catalogue sales of games in the music and casual games genres. This decline in net revenues was partially offset by the continued strong performance from Call of Duty: Black Ops, which was released in November 2010, and the release in the first quarter of 2011 of the downloadable map pack Call of Duty: Black Ops First Strike and by the release of Lego Star Wars III which we publish on behalf of Lucas Arts in Europe and certain countries in Asia Pacific.

Blizzard

Blizzard’s net revenues increased for the three months ended March 31, 2011 as compared to the same period in 2010, primarily as a result of the continued sales of World of Warcraft: Cataclysm, which was released in December 2010, StarCraft II: Wings of Liberty, which was released in July 2010, and World of Warcraft: Wrath of the Lich King, which was launched in China in August 2010. Additionally, net revenues increased due to the growth in sales of value-added services related to World of Warcraft, and particularly the launch of certain value-added services in China in December 2010. Value-added services consist of transactions such as realm transfers, faction changes, and other character customizations within the World of Warcraft game play.

Following the launch of World of Warcraft: Cataclysm in the U.S. and Europe, which helped drive a growth in subscribership, the business generated record revenues.  As players consumed the new content, subscribership levels have returned to pre-launch levels in the West.  As of March 31, 2011, worldwide subscribers totaled 11.4 million as compared to more than 12 million at December 31, 2010.  Looking forward, the company’s objective is to deliver new game content in all regions to further appeal to the gaming community.

Distribution

Distribution’s net revenues increased slightly for the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to sales to a one-time customer.

Segment Income (Loss) from Operations

Activision

Activision’s operating income increased for the three months ended March 31, 2011 as compared to the same period in 2010. The increase was primarily attributable to a greater sales mix of products with higher margins including products distributed through the digital online channels, cost savings realized from the Activision restructuring efforts in the first quarter of 2011 and a decrease in product development expenses.

Blizzard

Blizzard’s operating income increased for the three months ended March 31, 2011 as compared to the same period in 2010 primarily as a result of the increase in net revenues as described above, partially offset by Blizzard’s continuing investment in customer services, higher product investments and unfavorable foreign exchange rate movements.

Non-GAAP Financial Measures

The analysis of revenues by distribution channel is presented both on a GAAP (including the impact from change in deferred revenues) and non-GAAP (excluding the impact of change in deferred revenues) basis. We currently define digital online channel-related sales as revenues from subscriptions and licensing royalties, value added services, downloadable content, digitally distributed products, and wireless devices. We use this non-GAAP measure internally to monitor our operating performance.  We believe this is appropriate because this non-GAAP measure enables an analysis of performance based on the timing of actual transactions with our customers, which is consistent with the way the Company is measured by investment analysts and industry data sources. In addition, excluding the impact of change in deferred net revenue provides a much more timely indication of trends in our sales and other operating results. While we believe that this non-GAAP measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from or as a substitute for the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as non-GAAP measures presented by other companies.

The following table provides a reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three months ended March 31, 2011 and 2010 (amounts in millions):

	Three months ended March 31,		Increase
	2011	2010	(Decrease)
GAAP net revenues by distribution channel
Retail channels	$946	$907	$39
Digital online channels	428	330	98
Total Activision and Blizzard	1,374	1,237	137

Distribution	75	71	4
Total consolidated GAAP net revenues	1,449	1,308	141

Change in deferred net revenues
Retail channels	(706)	(603)
Digital online channels	12	9
Total changes in deferred net revenues	(694)	(594)

Non-GAAP net revenues by distribution channel
Retail channels	240	304	(64)
Digital online channels	440	339	101
Total Activision and Blizzard	680	643	37

Distribution	75	71	4
Total non-GAAP net revenues (1)	$755	$714	$41

(1) Total non-GAAP net revenues presented also represents our total operating segment net revenues.

The increase in net revenues from digital online channels was primarily due to the continuing success of the Call of Duty and World of Warcraft franchises, particularly the release of the downloadable map pack Call of Duty: Black Ops First Strike in the first quarter of 2011, and subscriptions and value-added services from the release of World of Warcraft: Cataclysm in December 2010.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three months ended March 31, 2011 and 2010 (amounts in millions):

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)
Geographic region net revenues:
North America	$748	$703	$45
Europe	594	524	70
Asia Pacific	107	81	26
Consolidated net revenues	$1,449	$1,308	$141

The increase / (decrease) in deferred revenues recognized by geographic region for the three months ended March 31, 2011 and 2010 was as follows (amounts in millions):

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)
Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$383	$312	$71
Europe	271	254	17
Asia Pacific	40	28	12
Total impact on consolidated net revenues	$694	$594	$100

Consolidated net revenues for North America, Europe and Asia Pacific increased primarily due to the continuing success of the Call of Duty and World of Warcraft franchises, particularly with the release Call of Duty: Black Ops and World of Warcraft: Cataclysm in the fourth quarter of 2010, the release of the downloadable map pack Call of Duty: Black Ops First Strike in the first quarter of 2011 and higher revenues from World of Warcraft’s value-added services.  In addition, for Europe and Asia Pacific, the release of our affiliate label Lucas Art’s Lego Star Wars III during the first quarter of 2011 contributed to the increase in net revenues.  Furthermore, for Asia Pacific, the release of World of Warcraft: Wrath of the Lich King in China in August 2010 and the launch of World of Warcraft’s value-added services in China in December 2010 contributed to the increase in net revenues. Net revenues also increased due to the favorable effect of foreign currency exchange rates in Europe and Asia Pacific.  These positive impacts on net revenues for North America, Europe and Asia Pacific were partially offset by the weaker catalogue sales of games in the music and casual genres.

The increase in deferred revenues recognized was primarily attributable to Call of Duty and World of Warcraft franchises, particularly the release of Call of Duty: Black Ops and the release of World of Warcraft: Cataclysm, both released in the fourth quarter of 2010.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of approximately $9 million on Activision Blizzard’s net revenues for the three months ended March 31, 2011 as compared to the same period in 2010.  The change is primarily due to the weakening of the U.S. dollar relative to the British pound and the Australian dollar in 2011 compared to 2010, which was partially offset by the strengthening of the U.S. dollar relative to the euro year-over-year.

Net Revenues by Platform

The following table details our net revenues by platform and as a percentage of total consolidated net revenues for the three months ended March 31, 2011 and 2010 (amounts in millions):

	Three Months	% of total	Three Months	% of total
	Ended	consolidated	Ended	consolidated	Increase
	March 31, 2011	net revenues	March 31, 2010	net revenues	(Decrease)
Platform net revenues:
Online subscriptions*	$395	27%	$310	24%	$85
PC and other	124	9	49	4	75

Console
Sony PlayStation 3	342	24	304	23	38
Sony PlayStation 2	4	—	15	1	(11)
Microsoft Xbox 360	396	27	384	30	12
Nintendo Wii	82	6	136	10	(54)
Total console	824	57	839	64	(15)
Handheld	31	2	39	3	(8)
Total platform net revenues	1,374	95	1,237	95	137
Distribution	75	5	71	5	4
Total consolidated net revenues	$1,449	100%	$1,308	100%	$141

* Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

The increase / (decrease) in deferred revenues recognized by platform for the three months ended March 31, 2011 and 2010 was as follows (amounts in millions):

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:
Online subscriptions	$56	$8	$48
PC and other	87	24	63

Console
Sony PlayStation 3	244	222	22
Microsoft Xbox 360	259	280	(21)
Nintendo Wii	46	60	(14)
Total console	549	562	(13)
Total handheld	2	—	2
Total impact on consolidated net revenues	$694	$594	$100

Net revenues from Online subscriptions increased for the three months ended March 31, 2011 as compared to the same period in 2010, primarily as a result of the release of World of Warcraft: Cataclysm in December 2010 and the higher revenues from the sales of World of Warcraft’s value-added services. Net revenues from PC and other increased for the three months ended March 31, 2011 as compared to the same period in 2010, primarily as a result of the continuing performance of StarCraft II: Wings of Liberty, which was released in July 2010, and Call of Duty: Black Ops, which was released in November 2010. Net revenues from Sony PlayStation 3 and Microsoft Xbox 360 increased for the three months ended March 31, 2011 as compared to the same period in 2010 primarily as a result of the success of the Call of Duty franchise, in particular, Call of Duty: Black Ops and the release of its first associated downloadable map pack, Call of Duty: Black Ops First Strike in the first quarter of 2011. These positive impacts on the net revenues from Sony PlayStation 3 and Microsoft Xbox 360 were partially offset by the decrease in catalogue sales of titles in the music and casual game genres. Sony PlayStation 2 platform revenues continued to decline due to the aging lifecycle of the Sony PlayStation 2 platform as consumers are now almost fully transitioned to the current generation platforms. Net revenues from Nintendo Wii and Handheld decreased for the three months ended March 31, 2011 as compared to the same periods in 2010 primarily as a result of the impact of the weaker catalogue sales of games in the music and casual genres.

The increase in deferred revenues recognized for Online subscriptions, PC and other, and Sony PlayStation 3 is primarily attributable to the success of the release of Call of Duty: Black Ops and World of Warcraft: Cataclysm in the fourth quarter of 2010, and the release of StarCraft II: Wings of Liberty in the third quarter of 2010. The decrease in deferred revenues recognized for Microsoft Xbox 360 is due to the release of the downloadable map pack, Call of Duty: Black Ops First Strike, which led to more revenues being deferred into future periods.  The decrease in deferred revenues recognized for Nintendo Wii is consistent with the weaker catalogue sales of games in the music and casual genres in the current quarter and last year.

Costs and Expenses

Cost of Sales

The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three months ended March 31, 2011 and 2010 (amounts in millions):

	Three Months Ended	% of	Three Months Ended	% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2011	net revenues	2010	net revenues	(Decrease)

Product costs	$299	21%	$337	26%	$(38)
MMORPG	63	4	54	4	9
Software royalties and amortization	61	4	99	8	(38)
Intellectual property licenses	29	2	43	3	(14)

Total cost of sales decreased for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to the increasing portion of our net revenues from products with higher margins including products distributed through the digital online channels, lower intellectual property license expenses due to fewer releases of licensed titles, and the decrease in amortization of intangible assets.  The decreases were partially offset by Blizzard’s increased investment in customer services for our subscribers.

Product Development (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2011	net revenues	2010	net revenues	(Decrease)

Three Months Ended	$142	10%	$143	11%	$(1)

Product development costs decreased slightly for the three months ended March 31, 2011 as compared to the same period in 2010. This was primarily due to the realization of cost savings from our February 2011 restructuring activities and a more focused release slate. Partially offsetting these decreases was lower capitalization of costs related to future titles.

Sales and Marketing (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2011	net revenues	2010	net revenues	(Decrease)

Three Months Ended	$64	4%	$56	4%	$8

Sales and marketing expenses increased for the three months ended March 31, 2011 as compared to the same period in 2010 due to continued marketing support for our Call of Duty and World of Warcraft franchises. The increase in sales and marketing expenses was consistent with the increase in revenues.

General and Administrative (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2011	net revenues	2010	net revenues	(Decrease)

Three Months Ended	$98	7%	$65	5%	$33

General and administrative expenses increased for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to higher legal expenses, as well as the unfavourable impact of foreign currency exchange rates.

Restructuring (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2011	net revenues	2010	net revenues	(Decrease)

Three Months Ended	$19	1%	$—	—%	$19

On February 3, 2011, the Board of Directors of the Company approved a restructuring plan involving a focus on the development and publication of a reduced slate of titles on a going-forward basis, including the discontinuation of the development of music-based games, the closure of the related business unit and the cancellation of other titles then in production, along with a related reduction in studio headcount and corporate overhead.  The increase in restructuring expenses during the three months ended March 31, 2011 as compared to the same period in 2010 was related to this restructuring plan. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further details.

Investment and other income, net (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2011	net revenues	2010	net revenues	(Decrease)

Three Months Ended	$2	—%	$—	—%	$2

Investment and other income, net increased for the three months ended March 31, 2011, as compared to the same period in 2010, primarily as a result of change in our geographic investment mix with higher yield.

Income Tax Expense (amounts in millions)

		% of		% of
	March 31,	Pretax	March 31,	Pretax	Increase
	2011	income	2010	income	(Decrease)

Three Months Ended	$173	26%	$130	25%	$43

The income tax expense of $173 million for the three months ended March 31, 2011 reflected an effective tax rate of 26%. The effective tax rate of 26% for the three months ended March 31, 2011 differed from the statutory rate of 35% primarily due to foreign income taxes provided at lower rates, geographic mix in profitability, recognition of federal and California research and development credits and IRC 199 domestic production deductions.

For the three months ended March 31, 2011, the tax rate was based on our projected annual effective tax rate for 2011, and also included certain discrete tax items recorded during the period. Our tax expense of $173 million for the three months ended March 31, 2011 reflected an effective tax rate of 26% which differed from the effective tax rate of 25% for the three months ended March 31, 2010, primarily due to a minor increase in the amount of domestic earnings with a higher statutory rate, relative to earnings in foreign jurisdictions with a lower statutory rate, which resulted in a slightly higher overall effective tax rate over the prior period.

The overall effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2011 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2011 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) were lower than anticipated in foreign region where we have lower statutory rates and/or higher than anticipated in our domestic region where we have higher statutory rates.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At March 31, 2011	At December 31, 2010	(Decrease)
Cash and cash equivalents	$2,658	$2,812	$(154)
Short-term investments	701	696	5
	$3,359	$3,508	$(149)

Percentage of total assets	27%	26%

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)

Cash flows provided by operating activities	$134	$227	$(93)
Cash flows used in investing activities	(14)	(184)	170
Cash flows used in financing activities	(337)	(87)	(250)
Effect of foreign exchange rate changes	63	(29)	92
Net decrease in cash and cash equivalents	$(154)	$(73)	$(81)

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities were lower for the three months ended March 31, 2011, as compared to the same period in 2010.  For the three months ended March 31, 2011, the primary drivers of cash flows provided by operating activities included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liabilities, and payments to our workforce.  The decrease in cash flows provided by operating activities for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to the increasing use of cash in our operations, such as the payment of taxes and operating expenses for which we had previously accrued.

A significant operating use of our cash relates to our continued focus on customer service for our subscribers, and investment in software development and intellectual property licenses.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were lower for the three months ended March 31, 2011, as compared to the same period in 2010.  Cash flows used in investing activities during the three months ended March 31, 2011 reflected the purchase of $161 million of short-term investments, capital expenditures of $4 million, primarily for property and equipment, and the receipt of $154 million in proceeds from maturity of investments, the majority of which consisted of U.S. treasury and government sponsored agency debt securities.  The decrease in cash flows used in investing activities for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to increased proceeds from our investments.

The primary drivers of cash flows used in investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments.

Cash Flows Used in Financing Activities

Cash flows used in financing activities were higher for the three months ended March 31, 2011 as compared to the same period in 2010. Cash flows used in financing activities primarily reflected the settlement of the repurchase of 1.8 million shares of our common stock for $22 million, which we committed to purchase in December 2010 under the repurchase program authorized by our Board of Directors in February 2010 and the repurchase of 29 million shares of our common stock for $321 million under the stock repurchase program authorized by our Board of Directors on February 3, 2011.  Under the 2011 Stock Repurchase Program, we may repurchase up to $1.5 billion of our common stock, on terms and conditions to be determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the program.  These purchases were partially offset by $5 million of proceeds from the issuance of shares of our common stock to employees in connection with stock option exercises. The increase in cash flow used in financing activities was due to the increased share repurchase activities during the three months ended March 31, 2011 as compared to the same period in 2010.

The primary drivers of cash flows used in financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees and the repurchase of our common stock.  We have not utilized debt financing as a source of cash flows.

Other Liquidity and Capital Resources

In addition to cash flows provided by operating activities, our primary source of liquidity was $3.4 billion of cash and cash equivalents and short-term investments at March 31, 2011. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital (specifically, $2.5 billion at March 31, 2011) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the development, production, marketing and sale of new products, the provision of customer service for our subscribers, to finance the acquisition of intellectual property rights for future products from third parties, and to fund our stock repurchase program and dividends.

As of March 31, 2011, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.4 billion, compared with $1.2 billion as of December 31, 2010. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On February 9, 2011, the Board of Directors declared a cash dividend of $0.165 per common share to be paid on May 11, 2011 to shareholders of record as of March 16, 2011.

Capital Expenditures

For the year ending December 31, 2011, we anticipate total capital expenditures of approximately $100 million, primarily for property and equipment. Through the first three months of 2011, we made aggregate capital expenditures of $4 million.

Off-balance Sheet Arrangements

At March 31, 2011 and December 31, 2010, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

Financial Disclosure

We maintain internal controls over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We also are focused on our “disclosure controls and procedures,” which as defined by the Securities and Exchange Commission (the “SEC”) are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

•                  Revenue Recognition

Revenue Arrangements with Multiple Deliverables

On January 1, 2011, we adopted amendments to an accounting standard related to revenue recognition for arrangements with multiple deliverables (which standard as amended is referred to herein as the “new accounting principles”).  The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the arrangement consideration to each deliverable in a multiple deliverables revenue arrangement. Certain of our revenue arrangements have multiple deliverables and, as such, are accounted for under the new accounting principles. These revenue arrangements include our product sales consisting of both software and hardware deliverables (such as peripherals or other ancillary collectors’ items sold together with the physical “boxed” software) and our sales of the World of Warcraft boxed products, expansion packs and value-added services, each of which is considered with the related subscription services.  Our assessment of deliverables and units of accounting does not change under the new accounting principles.  When determining the selling prices of our significant deliverables to enable us to allocate the revenues from the sale of our product using the relative selling price method, we use a variation of vendor-specific objective evidence (“VSOE”) of fair value and third-party evidence (“TPE”) of selling price.  When neither VSOE nor TPE is available for a deliverable, we use our best estimate of the selling price (“BESP”). We do not have significant revenue arrangements that require our BESP for the quarter ended March 31, 2011.  The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE. The pattern and timing of revenue recognition for our deliverables and allocation of the arrangement consideration did not change upon the adoption of the new accounting principles. Also, we do not expect the adoption of the new accounting principles to have a material effect on our financial statements in the periods after our initial adoption.

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

For our software products with online functionality, we evaluate whether those features or functionality are more than an inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product and any online transaction, such as a digital download of a title or product add-ons, when the products are released.

When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to gameplay, we consider that our performance obligations for this title extend beyond the sale of the game. Vendor-specific objective evidence (“VSOE”) of fair value does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we recognize all of the software-related revenue from the sale of the title ratably over the estimated service period, which is estimated to begin the month after either the sale date or the street date of the title, whichever is later. In addition, we initially defer the costs of sales for the title (excluding intangible asset amortization), and recognize the costs of sales as the related revenues are recognized. Cost of sales includes manufacturing costs, software royalties and amortization, and intellectual property licenses.

We recognize revenues from World of Warcraft boxed product, expansion packs and value-added services, in each case with the related subscription service revenue, ratably over the estimated service periods beginning upon activation of the software and delivery of the services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as product sales and revenues attributable to subscriptions and other value-added services are classified as subscription, licensing and other revenues.

Revenues for software products with more than inconsequential separate service deliverables and World of Warcraft products are recognized over the estimated service periods, which range from a minimum of five months to a maximum of less than a year.

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

Sales incentives and other consideration given by us to our customers, such as rebates and product placement fees, are considered adjustments of the selling price of our products and are reflected as reductions to revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular ad, are reflected as sales and marketing expenses when the benefit from the sales incentive is separable from sales to the same customer and we can reasonably estimate the fair value of the benefit.

•                  Accounting for Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with FASB income tax guidance (“ASC Topic 740”), the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Further, the Company’s provision for taxes can fluctuate if estimated earnings are lower than anticipated in our foreign region with a lower tax rate and/or higher than anticipated in our domestic region with higher tax rates.

During the three months ended March 31, 2011, there were no significant changes in the following policies, which we also consider to be critical in fully understanding and evaluating our reported financial results. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates, which also includes the areas listed below.

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

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Currency volatility is monitored throughout the year. To mitigate our foreign currency exchange rate exposure resulting from our foreign currency denominated monetary assets, liabilities and earnings, we periodically enter into currency derivative contracts, principally swaps and forward contracts with maturities of twelve months or less. Vivendi is our principal counterparty and the risks of counterparty non-performance associated with these contracts are not considered to be material. We expect to continue to use economic hedge programs in the future to reduce foreign exchange-related volatility if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in investment and other income, net and general and administrative expense in the condensed consolidated statements of operations.

The gross notional amount of outstanding foreign exchange swaps was $51 million at March 31, 2011. The gross notional amount of outstanding foreign exchange swaps was $138 million at December 31, 2010. A pre-tax net unrealized loss of less than a million for each of the three months ended March 31, 2011 and 2010, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won, and Swedish krona. The consolidated statements of operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income from our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. From time to time, we hedge our foreign currency translation risk by entering into foreign exchange contracts with Vivendi. As of March 31, 2011, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines in our net income of approximately $30 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in AAA-rated government-backed securities. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At March 31, 2011, our $2.66 billion of cash and cash equivalents were comprised primarily of money market funds. At March 31, 2011, our $701 million of short-term investments included $678 million of U.S. treasury and government sponsored agency debt securities and $23 million of restricted cash. We had $25 million in auction rate securities at fair value classified as long-term investments at March 31, 2011. Most of our investment portfolio is invested in short-term or variable rate securities. The Company has determined that, based on our investment portfolio as of March 31, 2011, there was no material interest rate risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2011, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010 (Alderman et al. v. Activision Publishing, Inc. et al).  An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs.  On October 5, 2010, five plaintiffs, all current employees of Infinity Ward, filed dismissals without prejudice.  There are currently 40 plaintiffs in the case.  The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims.  The plaintiffs claim that the Company failed to pay them bonuses and other compensation allegedly owed to them in an amount at least between $75 million and $125 million, plus punitive damages.  On October 12, 2010, the court consolidated this matter with the West and Zampella matter.

On August 10, 2010, the Company filed a demurrer to various causes of action in the amended Alderman complaint. On October 15, 2010, the court overruled the demurrer with respect to all causes of action other than conversion, for which it was sustained. On November 4, 2010, the Alderman plaintiffs filed a second amended complaint. On November 15, 2010, the Company filed a demurrer with respect to the claim for conversion in the second amended complaint.  On March 16, 2011, the Alderman plaintiffs filed a third amended complaint adding oral and implied contract claims, equitable claims and fraud claims.  On April 15, 2011, the Company filed a demurrer to a variety of claims in the third amended complaint.

On January 18, 2011, the court granted the Company’s motion to amend its cross complaint against West and Zampella to add allegations with respect to them and to add Electronic Arts, Inc. as a party. On January 26, 2011, Electronic Arts, Inc. filed a demurrer with respect to the claims asserted against it in the amended cross complaint. On January 31, 2011, the case was transferred to the complex division.  On March 16, 2011, the court overruled Electronic Arts, Inc.’s demurrer with respect to all causes of action except as to a declaratory relief claim.

On April 1, 2011, West and Zampella filed a cross-complaint and answer in response to the Company’s cross-complaint against West, Zampella and Electronic Arts. In the cross-complaint, West and Zampella asserted fraud claims.

The Company has accrued and will continue to accrue appropriate amounts related to bonuses and other monies allegedly owed in connection with this matter.  The Company does not expect this lawsuit to have a material impact on the Company.

In addition, we are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over intellectual property rights, contractual claims, employment laws, regulations and relationships, and collection matters. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims and lawsuits will not have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 1A.   Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of the Company’s 2010 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended March 31, 2011, the total number of shares purchased as part of our publicly announced repurchase programs, and the approximate dollar value of shares that may yet be purchased under our stock repurchase program at March 31, 2011 (amounts in millions, except the number of shares and per share data).

			Total number of	Approximate dollar value
	Total number	Average	shares purchased as part	of shares that may
	of shares	price paid	of publicly announced	yet be purchased
Period	purchased (1)	per share	plans or programs (1)	under the plans or programs
January 1, 2011—January 31, 2011	1,755,000	$12.48	1,755,000	$1,500
February 1, 2011—February 28, 2011	4,250,000	10.98	4,250,000	1,453
March 1, 2011—March 31, 2011	25,081,385	10.95	25,081,385	1,179
Total	31,086,385	11.04	31,086,385

(1)  In January 2011, we settled the purchase of shares of our common stock that we had committed to repurchase in December 2010 pursuant to the stock repurchase program approved by our Board of Directors on February 10, 2010 and announced on that day under which we were authorized to repurchase up to $1 billion of our common stock until December 31, 2010.  Purchases in February 2011 and March 2011 were made pursuant to the stock repurchase program (the “2011 Stock Repurchase Program”) approved by our Board of Directors on February 3, 2011 and announced on February 9, 2011 pursuant to which we may repurchase up to $1.5 billion of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program.  In addition to the repurchases in the table, in April 2011, we settled the purchase of 2.1 million shares of our common stock for $23 million that we had agreed to repurchase in March 2011 pursuant to the 2011 Stock Repurchase Program.

Item 6.  Exhibits

The exhibits listed on the accompanying index to exhibits are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 9, 2011

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

3.3		Amended and Restated By-Laws of Activision Blizzard, Inc., as amended and restated as of February 2, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 5, 2010).

10	.1*	Employment Agreement, dated as of July 6, 2010, between Eric Hirshberg and Activision Publishing, Inc.

10	.2*	Notice of Share Option Award, dated as of November 8, 2010, to Eric Hirshberg.

10	.3*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Eric Hirshberg.

10	.4*	Notice of Performance-Vesting Restricted Share Unit Award, dated as of November 8, 2010, to Eric Hirshberg.

10	.5*	Amendment, dated as of March 3, 2011, to Employment Agreement between Brian Hodous and Activision Publishing, Inc.

31.1		Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS	XBRL Instance Document.

101	.SCH	XBRL Taxonomy Extension Schema Document.

101	.CAL	XBRL Taxonomy Calculation Linkbase Document.

101	.LAB	XBRL Taxonomy Label Linkbase Document.

101	.PRE	XBRL Taxonomy Presentation Linkbase Document.

101	.DEF	XBRL Taxonomy Extension Definition Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and March 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010; (iv) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2011; and (v) Notes to Condensed Consolidated Financial Statements.

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