Form 10-Q
period 2011-06-30
Activision Blizzard, Inc.
filed 2011-08-05
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares of the registrant’s Common Stock outstanding at July 29, 2011 was 1,142,815,142.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plans,” “believes,” “may,” “expects,” “intends,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only at the date on which this Quarterly Report on Form 10-Q was first filed. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, increasing concentration of titles, shifts in consumer spending trends, the impact of the current macroeconomic environment and market conditions within the video game industry, Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres such as first-person action and massively multiplayer online games and preferences among competing hardware platforms, the seasonal and cyclical nature of the interactive game market, changing business models including digital delivery of content, competition including from used games and other forms of entertainment, possible declines in software pricing, product returns and price protection, product delays, adoption rate and availability of new hardware (including peripherals) and related software, rapid changes in technology and industry standards, litigation risks and associated costs, the effectiveness of Activision Blizzard’s restructuring efforts, protection of proprietary rights, maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality “hit” titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, and the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion, and the other  factors  identified in “Risk Factors” included in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard.

Part I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At June 30,	At December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,334	$2,812
Short-term investments	610	696
Accounts receivable, net of allowances of $251 million and $377 million at June 30, 2011 and December 31, 2010, respectively	140	640
Inventories	93	112
Software development	126	147
Intellectual property licenses	43	45
Deferred income taxes, net	511	648
Other current assets	97	299
Total current assets	3,954	5,399

Long-term investments	25	23
Software development	90	55
Intellectual property licenses	16	28
Property and equipment, net	163	169
Other assets	17	15
Intangible assets, net	144	160
Trademark and trade names	433	433
Goodwill	7,130	7,132
Total assets	$11,972	$13,414

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$156	$363
Deferred revenues	601	1,726
Accrued expenses and other liabilities	489	838
Total current liabilities	1,246	2,927
Deferred income taxes, net	97	120
Other liabilities	164	164
Total liabilities	1,507	3,211

Commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,142,158,668 and 1,382,479,839 shares issued at June 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	9,735	12,353
Less: Treasury stock, at cost, no shares and 199,159,987 shares at June 30, 2011 and December 31, 2010, respectively	—	(2,194)
Retained earnings	701	57
Accumulated other comprehensive income (loss)	29	(13)
Total shareholders’ equity	10,465	10,203
Total liabilities and shareholders’ equity	$11,972	$13,414

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenues
Product sales	$768	$643	$1,829	$1,629
Subscription, licensing, and other revenues	378	324	766	646
Total net revenues	1,146	967	2,595	2,275

Costs and expenses
Cost of sales – product costs	213	235	512	572
Cost of sales – massively multi-player online role-playing game (“MMORPG”)	59	53	122	109
Cost of sales – software royalties and amortization	47	51	109	150
Cost of sales – intellectual property licenses	24	29	53	72
Product development	116	100	258	237
Sales and marketing	90	125	150	181
General and administrative	127	74	228	143
Restructuring	3	—	22	—
Total costs and expenses	679	667	1,454	1,464

Operating income	467	300	1,141	811

Investment and other income, net	2	1	5	1

Income before income tax expense	469	301	1,146	812

Income tax expense	134	82	308	212

Net income	$335	$219	$838	$600

Earnings per common share
Basic	$0.29	$0.18	$0.71	$0.48
Diluted	$0.29	$0.17	$0.71	$0.47

Weighted-average shares outstanding
Basic	1,141	1,232	1,157	1,239
Diluted	1,150	1,248	1,166	1,254

Dividends per common share	$—	$—	$0.165	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$838	$600
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	119	81
Depreciation and amortization	52	59
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	124	142
Stock-based compensation expense (2)	43	61
Excess tax benefits from stock option exercises	(4)	(6)
Changes in operating assets and liabilities:
Accounts receivable	518	525
Inventories	21	78
Software development and intellectual property licenses	(116)	(158)
Other assets	209	224
Deferred revenues	(1,164)	(936)
Accounts payable	(216)	(144)
Accrued expenses and other liabilities	(368)	(325)
Net cash provided by operating activities	56	201

Cash flows from investing activities:
Proceeds from maturities of investments	374	188
Payment of contingent consideration	(3)	(4)
Purchases of short-term investments	(300)	(388)
Capital expenditures	(18)	(39)
Decrease in restricted cash	10	16
Net cash provided by (used in) investing activities	63	(227)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	26	30
Repurchase of common stock	(501)	(349)
Dividends paid	(192)	(187)
Excess tax benefits from stock option exercises	4	6
Net cash used in financing activities	(663)	(500)

Effect of foreign exchange rate changes on cash and cash equivalents	66	(28)

Net decrease in cash and cash equivalents	(478)	(554)

Cash and cash equivalents at beginning of period	2,812	2,768

Cash and cash equivalents at end of period	$2,334	$2,214

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011

(Unaudited)

(Amounts in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity

Balance at December 31, 2010	1,382	$—	$12,353	(199)	$(2,194)	$57	$(13)	$10,203

Components of comprehensive income:
Net income	—	—	—	—	—	838	—	838
Unrealized appreciation on investments, net of taxes							2	2
Foreign currency translation adjustment	—	—	—	—	—	—	40	40
Total comprehensive income	—	—	—	—	—	—	—	880
Issuance of common stock pursuant to employee stock options and restricted stock rights	4	—	26	—	—	—	—	26
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	51	—	—	—	—	51
Dividends ($0.165 per common share) (See Note 13)	—	—	—	—	—	(194)	—	(194)
Shares repurchased (See Note 13)	—	—	—	(45)	(501)	—	—	(501)
Retirement of treasury shares	(244)	—	(2,695)	244	2,695	—	—	—

Balance at June 30, 2011	1,142	$—	$9,735	—	$—	$701	$29	$10,465

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

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.” Vivendi S.A. (“Vivendi”) owned approximately 63% of Activision Blizzard’s outstanding common stock at June 30, 2011.

We maintain significant operations in the United States, Canada, the United Kingdom, France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China.

Basis of Consolidation and Presentation

Activision Blizzard prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain notes or other information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of our financial position and results of operations in accordance with U.S. GAAP have been included in the accompanying unaudited condensed consolidated financial statements.

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

2.     Summary of significant accounting policies

Revenue Recognition

Revenue Arrangements with Multiple Deliverables

On January 1, 2011, we adopted amendments to an accounting standard related to revenue recognition for arrangements with multiple deliverables (which standard, as amended, is referred to herein as the “new accounting principles”).  The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the arrangement consideration to each deliverable in a multiple deliverables revenue arrangement. Certain of our revenue arrangements have multiple deliverables and, as such, are accounted for under the new accounting principles. These revenue arrangements include product sales consisting of both software and hardware deliverables (such as peripherals or other ancillary collectors’ items sold together with physical “boxed” software) and our sales of World of Warcraft boxed products, expansion packs and value-added services, each of which is considered with the related subscription services for these purposes.  Our assessment of deliverables and units of accounting does not change under the new accounting principles.

Pursuant to the guidance of ASU 2009-13, when a revenue arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific-objective-evidence (“VSOE”) if it is available, third-party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue.

As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We do not have significant revenue arrangements that require BESP for the three or six months ended June 30, 2011.  The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE. The pattern and timing of revenue recognition for deliverables and allocation of the arrangement consideration did not change upon the adoption of the new accounting principles. Also, we do not expect the adoption of the new accounting principles to have a material effect on our financial statements in the periods after our initial adoption.

Product Sales

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers and once any performance obligations have been completed. Certain products are sold to customers with a street date (i.e., the earliest date these products may be sold by retailers). For these products, we recognize revenue on the later of the street date and the sale date. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.

For our software products with online functionality, we evaluate whether those features or functionality are more than an inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product and any online transaction, such as a digital download of a title or product add-ons, when it is released.

When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, principally because of its importance to gameplay, we consider our performance obligations for this title to extend beyond the sale of the game. VSOE of fair value does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we recognize all of the software-related revenue from the sale of the title ratably over the estimated service period, which is estimated to begin the month after the later of the sale date and the street date of the title. In addition, we initially defer the costs of sales for the title (excluding intangible asset amortization), and recognize the costs of sales as the related revenues are recognized. Cost of sales includes manufacturing costs, software royalties and amortization, and intellectual property licenses costs.

We recognize revenues from World of Warcraft boxed product, expansion packs and value-added services, in each case with the related subscription service revenue, ratably over the estimated service periods beginning upon activation of the software and delivery of the related services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as product sales and revenues attributable to subscriptions and other value-added services are classified as subscription, licensing and other revenues.

Revenues for software products with more-than-inconsequential separate service deliverables and World of Warcraft products are recognized over the estimated service periods, which range from a minimum of five months to a maximum of less than a year.

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

3.     Inventories

Our inventories consist of the following (amounts in millions):

	At June 30, 2011	At December 31, 2010
Finished goods	$81	$98
Purchased parts and components	12	14

Inventories	$93	$112

4.     Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At June 30, 2011
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(76)	$12
Game engines	2 - 5 years	32	(31)	1
Internally-developed franchises	11 - 12 years	309	(180)	129
Distribution agreements	4 years	18	(16)	2
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$880	$(303)	$577

	At December 31, 2010
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(74)	$14
Game engines	2 - 5 years	32	(30)	2
Internally-developed franchises	11 - 12 years	309	(167)	142
Distribution agreements	4 years	18	(16)	2
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$880	$(287)	$593

Amortization expense of intangible assets was $7 million and $16 million for the three and six months ended June 30, 2011, respectively.  Amortization expense of intangible assets was $11 million and $29 million for the three and six months ended June 30, 2010, respectively

The carrying amounts as of June 30, 2011 and December 31, 2010 in the tables above reflect a new cost basis for license agreements, game engines and internally-developed franchises due to impairment charges taken for the year ended December 31, 2010.  The new cost basis includes the original gross carrying amount, less accumulated amortization and impairment charges of the impaired assets as of December 31, 2010.

At June 30, 2011, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2011 (remaining six months)	$57
2012	35
2013	18
2014	9
2015	7
Thereafter	18

Total	$144

5.     Income taxes

The income tax expense of $134 million for the three months ended June 30, 2011 reflected an effective tax rate of 28.6%. The effective tax rate of 28.6% for the three months ended June 30, 2011 differed from the statutory rate of 35.0% primarily due to foreign income taxes levied at relatively lower rates, geographic mix in profitability, recognition of federal and California research and development credits and federal domestic production deductions.

For the six months ended June 30, 2011, the tax rate was based on our projected annual effective tax rate for 2011, and also included certain discrete tax items recorded during the period. Our tax expense of $308 million for the six months ended June 30, 2011 reflected an effective tax rate of 26.9% which differed slightly from the effective tax rate of 26.1% for the six months ended June 30, 2010, primarily due to a minor increase in the projected amount of domestic earnings with a higher statutory rate, relative to earnings in foreign jurisdictions with a lower statutory rate.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and six months ended June 30, 2011 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2011 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at lower statutory rates and/or higher than anticipated in our domestic region where taxes are levied at higher statutory rates.

6.     Software development and intellectual property licenses

The following table summarizes the components of our software development costs and intellectual property licenses (amounts in millions):

	At	At
	June 30,	December 31,
	2011	2010
Internally developed software costs	$141	$142
Payments made to third-party software developers	75	60
Total software development costs	$216	$202

Intellectual property licenses	$59	$73

Amortization, write-offs and impairments are comprised of the following (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Amortization of capitalized software development costs and intellectual property licenses	$57	$67	$130	$168
Write-offs and impairments	—	—	—	15

7.     Comprehensive income and accumulated other comprehensive income (loss)

Comprehensive Income

The components of comprehensive income were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income	$335	$219	$838	$600

Other comprehensive income (loss):
Foreign currency translation adjustment	1	(13)	40	(33)
Unrealized appreciation on investments, net of taxes	2	—	2	—
Other comprehensive income (loss)	3	(13)	42	(33)

Comprehensive income	$338	$206	$880	$567

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	At	At
	June 30,	December 31,
	2011	2010
Foreign currency translation adjustment	$29	$(11)
Unrealized depreciation on investments, net of deferred income taxes of $0 at June 30, 2011 and $(1) at December 31, 2010	—	(2)
Accumulated other comprehensive income (loss)	$29	$(13)

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

		Fair Value Measurements at
		June 30, 2011 Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
	As of	Financial	Observable	Unobservable
	June 30,	Instruments	Inputs	Inputs	Balance Sheet
	2011	(Level 1)	(Level 2)	(Level 3)	Classification
Financial assets:
Money market funds	$2,214	$2,214	$—	$—	Cash and cash equivalents
U.S. treasuries and government agency securities	596	596	—	—	Short-term investments
ARS held through Morgan Stanley Smith Barney LLC	25	—	—	25	Long-term investments
Total financial assets at fair value	$2,835	$2,810	$—	$25

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

The following tables provide a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at June 30, 2011 and 2010, respectively:

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at January 1, 2011	$23	$23
Total unrealized gains included in other comprehensive income	2	2
Balance at June 30, 2011	$25	$25

	Level 3
			Total
			financial
		ARS rights	assets at
	ARS	from UBS	fair	Other financial
	(a)	(b)	value	liabilities
Balance at January 1, 2010	$77	$7	$84	$(23)
Total gains (losses) (realized/unrealized) included in investment and other income, net	7	(7)	—	—
Purchases of acquired sales, issuances and settlements	(61)	—	(61)	—
Balance at June 30, 2010	$23	$—	$23	$(23)

(a)                                  Fair value measurements of the auction rate securities (“ARS”) have been estimated using an income-approach model (specifically, discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represent 1% of our financial assets measured at fair value on a recurring basis at June 30, 2011.

In June 2010, we sold the remainder of our ARS held with UBS at par and recognized a gain of $7 million, which is included within investment and other income, net in our condensed consolidated statement of operations for the six months ended June 30, 2010.

(b)                                 ARS rights from UBS represented an offer from UBS providing us with the right to require UBS to purchase our ARS held through UBS at par value. To value the ARS rights, we considered the intrinsic value, time value of money, and our assessment of the credit worthiness of UBS. We exercised our ARS rights with UBS on June 30, 2010 and recorded a loss of $7 million, which is included within investment and other income, net in our condensed consolidated statement of operations for the six months ended June 30, 2010.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. To mitigate our risk from foreign currency fluctuations we periodically enter into currency derivative contracts, primarily swaps and forward contracts with maturities of twelve months or less, with Vivendi as our principal counterparty. We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these forward contracts or swaps as hedging instruments.  Accordingly, we report the fair value of these contracts in our condensed consolidated balance sheet with changes in fair value recorded in our condensed consolidated statement of operations. The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  For the six-month period ended June 30, 2011, there were no impairment charges related to assets that are measured on a non-recurring basis.

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

We considered the continued economic downturn within our industry in 2010 and the change in the buying habits of casual consumers while planning for 2011 during the fourth quarter of 2010, resulting in a significant revision of our outlook for retail sales of software and a strategy change to, among other things, focus on fewer title releases in the casual genre and discontinue the development of music-based titles. As we considered this change in strategy to be an indicator of a potential impairment of our intangible assets, we updated our future projected revenue streams for certain franchises in the casual games and music genres. We performed recoverability tests and, where applicable, measured the impairment of the related intangible assets in accordance with ASC Subtopic 360-10.

Determining whether an impairment has occurred requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the estimated remaining useful life over which these cash flows will occur, the amount of these cash flows and the asset’s residual value, if any. For intangible assets that do not pass the recoverability test, the measurement of an impairment loss requires a determination of fair value, which is based on the best information available. Based on the characteristics of the assets being valued and the availability of information, the Company used the income approach, which presumes that the value of an asset can be estimated by the net economic benefit to be received over the estimated remaining useful life of the asset, discounted to present value. We derived the required cash flow estimates from our historical experience and our internal business plans and applied an appropriate discount rate. Based on this analysis, we recorded impairment charges of $67 million, $9 million and $250 million to license agreements, game engines and internally-developed franchises intangible assets, respectively, for the year ended December 31, 2010 within our Activision Publishing Inc. segment.

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

The following table details the amount of the 2011 Restructuring reserves included in accrued expenses and other liabilities in the condensed consolidated balance sheet at June 30, 2011 (amounts in millions):

			Contract
		Facilities	termination
	Severance	costs	costs	Total
Balance at December 31, 2010	$—	$—	$—	$—
Costs charged to expense	17	4	1	22
Costs paid or otherwise settled	(10)	—	—	(10)
Balance at June 30, 2011	$7	$4	$1	$12

The 2011 Restructuring charges for the three and six months ended June 30, 2011 were $3 million and $22 million, respectively.  These charges, as well as the 2011 Restructuring reserve balances at June 30, 2011, were recorded within our Activision Publishing, Inc. segment. We have substantially completed the 2011 Restructuring and we expect to incur a maximum of approximately $6 million of additional restructuring expenses relating thereto.

We have substantially completed our implementation of our organizational restructuring plan as a result of the business combination (the “Business Combination”) by and among the Company (then known as Activision, Inc.), Sego Merger Corporation, a wholly-owned subsidiary of the Company, Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. (“Vivendi Games”), a wholly-owned subsidiary of VGAC LLC, consummated in July 2008. There were minimal cash payments and no additional charges to the income statement for the three and six months ended June 30, 2011 relating to that restructuring.

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

Currently, we operate under three operating segments:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games it develops and, through our affiliate label program, games developed by certain third-party publishers.  We sell games both through retail channels and by digital download.  Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“DS”) handheld game systems; the PC; the Apple iOS devices and other handheld and mobile devices.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) develops, markets and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo and StarCraft franchises.  Blizzard also develops, hosts, and supports its online subscription-based games in the massively multi-player online role-playing game (“MMORPG”) category in which it is a leader in terms of both subscriber base and revenues generated through its World of Warcraft franchise. Blizzard also maintains a proprietary online-game related service, Battle.net.  Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay); retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets, and impairment of intangible assets. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total segment net revenues and total segment income (loss) from operations to consolidated net revenues and income before income tax expense from external customers for the three and six months ended June 30, 2011 and 2010 are presented below (amounts in millions):

	Three months ended June 30,
	2011	2010	2011	2010
			Income from operations
	Net revenues		before income tax expense
Activision	$323	$333	$31	$(53)
Blizzard	313	299	135	155
Distribution	63	51	(1)	(1)
Operating segments total	699	683	165	101

Reconciliation to consolidated net revenues / operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	447	284	332	227
Stock-based compensation expense	—	—	(20)	(17)
Restructuring	—	—	(3)	(1)
Amortization of intangible assets	—	—	(7)	(10)
Consolidated net revenues / operating income	$1,146	$967	467	300
Investment and other income, net			2	1
Consolidated income before income tax expense			$469	$301

	Six months ended June 30,
	2011	2010	2011	2010
			Income from operations
	Net revenues		before income tax expense
Activision	$646	$670	$78	$(46)
Blizzard	671	605	306	313
Distribution	137	122	—	(1)
Operating segments total	1,454	1,397	384	266

Reconciliation to consolidated net revenues / operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	1,141	878	838	637
Stock-based compensation expense	—	—	(43)	(60)
Restructuring	—	—	(22)	(4)
Amortization of intangible assets	—	—	(16)	(28)
Consolidated net revenues / operating income	$2,595	$2,275	$1,141	$811
Investment and other income, net			5	1
Consolidated income before income tax expense			$1,146	$812

Geographic information for the three and six months ended June 30, 2011 and 2010 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net revenues by geographic region:
North America	$580	$567	$1,328	$1,270
Europe	467	337	1,061	861
Asia Pacific	99	63	206	144
Total consolidated net revenues	$1,146	$967	$2,595	$2,275

Net revenues by platform were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net revenues by platform:
Online subscriptions*	$359	$291	$754	$602
Console	611	507	1,436	1,346
Hand-held	33	39	63	78
PC and Other	80	79	205	127
Total platform net revenues	1,083	916	2,458	2,153
Distribution	63	51	137	122
Total consolidated net revenues	$1,146	$967	$2,595	$2,275

*Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

We did not have any single external customer that accounted for 10% or more of net revenues for the three or six months ended June 30, 2011 and 2010.

11.  Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2011 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Total

Balance at December 31, 2010	$6,942	$178	$12	$7,132
Tax benefit credited to goodwill	(4)	—	—	(4)
Issuance of contingent consideration	3	—	—	3
Foreign exchange	(1)	—	—	(1)

Balance at June 30, 2011	$6,940	$178	$12	$7,130

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

Issuance of contingent consideration consists of additional purchase consideration paid during 2011 in relation to a previous acquisition.

12.  Computation of basic/diluted earnings per common share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Numerator:
Consolidated net income	$335	$219	$838	$600
Less: Distributed earnings to unvested stock-based awards that participate in earnings	—	—	(3)	(2)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(5)	(2)	(9)	(3)
Numerator for basic and diluted earnings per common share - net income available to common shareholders	330	217	826	595

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,141	1,232	1,157	1,239

Effect of potential dilutive common shares under the treasury stock method:
Employee stock options	9	16	9	15
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,150	1,248	1,166	1,254

Basic earnings per common share	$0.29	$0.18	$0.71	$0.48

Diluted earnings per common share	$0.29	$0.17	$0.71	$0.47

Our unvested restricted stock rights are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and six months ended June 30, 2011 and 2010, we had outstanding unvested restricted stock rights of 17 million and 10 million shares of common stock on a weighted-average basis, respectively.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 31 million shares of common stock were not included in the calculation of diluted earnings per common share for both the three and six months ended June 30, 2011 and options to acquire 23 million shares of common stock were not included in the calculation of diluted earnings per common share for both the three and six months ended June 30, 2010 as the effect of their inclusion would be anti-dilutive.

13. Capital transactions

Repurchase Program

On February 10, 2010, our Board of Directors authorized a stock repurchase program (the “2010 Stock Repurchase Program”) under which we were authorized to repurchase up to $1 billion of our common stock.  The 2010 Stock Repurchase Program expired on December 31, 2010.  In January 2011, we settled a $22 million purchase of 1.8 million shares of our common stock that we had committed to repurchase in December 2010 pursuant to the 2010 Stock Repurchase Program.

On February 3, 2011, our Board of Directors authorized a new stock repurchase program (the “2011 Stock Repurchase Program”) under which we may repurchase up to $1.5 billion of our common stock, on terms and conditions to be determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program.  During the six months ended June 30, 2011, we repurchased 43 million shares of our common stock for $479 million pursuant to the 2011 Stock Repurchase Program.

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

On February 9, 2011, our Board of Directors approved a cash dividend of $0.165 per common share to be paid on May 11, 2011 to shareholders of record as of March 16, 2011, and on May 11, 2011, we made a cash dividend payment of $192 million to such shareholders.

14.  Commitments and contingencies

At June 30, 2011, we did not have any significant changes to our commitments since December 31, 2010.  See Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2010 for more information regarding our commitments.

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

In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010 (Alderman et al. v. Activision Publishing, Inc. et al.).  An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs.  On October 5, 2010, five plaintiffs, all current employees of Infinity Ward, filed dismissals without prejudice.  There are currently 40 plaintiffs in the case.  The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims.  The plaintiffs claim that the Company failed to pay them bonuses and other compensation allegedly owed to them in an amount at least between $75 million and $125 million, plus punitive damages.  On October 12, 2010, the court consolidated this matter with the West and Zampella matter.

On January 18, 2011, the court granted the Company’s motion to amend its cross complaint against West and Zampella to add allegations with respect to them and to add Electronic Arts, Inc. as a party. On January 31, 2011, the case was transferred to the complex division.

All parties have now responded to all of the governing pleadings in the case.  A status conference is set for August 9, 2011.

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

15.  Related party transactions

Treasury

Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps was $35 million and $138 million at June 30, 2011 and December 31, 2010, respectively. A pre-tax net unrealized gain of less than a million and $5 million for the three months ended June 30, 2011 and 2010, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.  A pre-tax net unrealized loss of less than a million dollars and unrealized gain of $4 million for the six months ended June 30, 2011 and 2010, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

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

16.  Recently issued accounting pronouncements

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Early adoption is prohibited. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

In June 2011, the FASB issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Further, this update does not affect how earnings per share is calculated or presented. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. Early adoption is permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games it develops and, through our affiliate label program, games developed by certain third-party publishers.  We sell games both through retail channels and by digital download.  Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“DS”) handheld game systems; the PC; the Apple iOS devices and other handheld and mobile devices.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) develops, markets and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo and StarCraft franchises.  Blizzard also develops, hosts, and supports its online subscription-based games in the massively multi-player online role-playing game (“MMORPG”) category in which it is a leader in terms of both subscriber base and revenues generated through its World of Warcraft franchise. Blizzard also maintains a proprietary online-game related service, Battle.net.  Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay); retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Highlights

For the three months ended June 30, 2011, Activision Blizzard’s results were strong, with net revenues of $1.1 billion as compared to net revenues of $967 million in the same period in 2010, and earnings per diluted share of $0.29 as compared to earnings per diluted share of $0.17 in the same period in 2010.

For the three months ended June 30, 2011, net revenues from digital online channels (as defined below) increased by 27% year-over-year, to $423 million, or 37% of total consolidated net revenues, as compared to $332 million, or 34% of total consolidated net revenues, in the same period in 2010.   Further, net revenues from digital online channels, excluding the impact of change in deferred net revenues (a non-GAAP financial measure), increased by 13% year-over-year, to $424 million, or 61% of total consolidated net revenues, for the three months ended June 30, 2011, as compared to $374 million, or 55% of total consolidated net revenues, in the same period in 2010. Please refer to the reconciliation between GAAP and non-GAAP net revenues by distribution channel and our non-GAAP financial measures disclosure below.

For the six months ended June 30, 2011, Activision Blizzard’s results were also strong, with net revenues of $2.6 billion as compared to net revenues of $2.3 billion in the same period in 2010, and earnings per diluted share of $0.71 as compared to earnings per diluted share of $0.47 in the same period in 2010.

According to The NPD Group, with respect to the U.S., and Charttrack and Gfk, with respect to Europe, during the six months ended June 30, 2011, based on sales from retail channels, Call of Duty: Black Ops was the #1 title in the U.S and Europe.

For the six months ended June 30, 2011, net revenues from digital online channels grew by 28% year-over-year, to $851 million, or 33% of total consolidated net revenues, as compared to $663 million, or 29% of total consolidated net revenues, in the same period in 2010.  Further, net revenues from digital online channels, excluding the impact of change in deferred net revenues (a non-GAAP financial measure), grew by 21% year-over-year, to $864 million, or 59% of total consolidated net revenues, for the six months ended June 30, 2011 as compared to $713 million, or 51% of total consolidated net revenues, in the same period in 2010.

Additional Highlights

On February 3, 2011, our Board of Directors approved a new stock repurchase program under which we may repurchase up to $1.5 billion of our common stock until the earlier of March 31, 2012 or a determination by the Board of Directors to discontinue the repurchase program. As of June 30, 2011, we have repurchased 43 million shares of common stock under this program for an aggregate purchase price of approximately $479 million. In addition, on February 9, 2011, the Board of Directors declared a cash dividend of $0.165 per common share to be paid on May 11, 2011 to shareholders of record as of March 16, 2011.  On May 11, 2011, the Company made a cash dividend payment of $192 million to such shareholders.

Product Release Highlights

During the six months ended June 30, 2011, we released a series of Call of Duty: Black Ops downloadable content packs: Call of Duty: Black Ops First Strike, Call of Duty: Black Ops Escalation, and for Xbox 360, Call of Duty: Black Ops Annihilation. In addition, we released Transformers: Dark of the Moon, as well as Nascar The Game 2011, Wipeout: In the Zone on Kinect for Xbox 360 and a selection of other casual titles. We also released Lucas Arts’ title Lego Star Wars III, which we publish on behalf of Lucas Arts in Europe and certain countries in Asia Pacific.

Activision Blizzard Upcoming Product Releases

During the third quarter 2011, we expect to release the Call of Duty: Black Ops Resurrection content pack for Xbox 360, PS3 and PC, X-Men Destiny, Cabela’s Big Game Hunter 2012 and Cabela’s Hunting Party, a Kinect-ready title for Xbox 360. On July 12, 2011, we launched World of Warcraft: Cataclysm in China.  On July 28, 2011, we released the Call of Duty: Black Ops Annihilation content pack for PS3 and PC.

Management’s Overview of Business Trends

We provide our products through both the retail channels and digital online delivery methods. Many of our video games that are available through retailers as physical “boxed” software products such as DVDs are also available by direct digital download through the Internet (both from websites that we own and from others owned by third parties). We also offer downloadable content as add-ons to our products (e.g., new multi-player content packs). Digital online-delivered content is generally offered to consumers for a one-time fee. Our subscription based services for World of Warcraft are digitally delivered and hosted by Blizzard Entertainment’s proprietary online-game related service, Battle.net. Digital revenues have become an increasingly important part of our business and we continue to focus on and develop digital products. We currently define digital online channel-related sales as revenues from subscriptions and licensing royalties, value added services, downloadable content, digitally distributed products, and wireless devices. This definition may differ from that used by our competitors or other companies.  For the quarter ended June 30, 2011, our sales through digital online channels grew by $91 million.  For the six months ended June 30, 2011, our sales through digital online channels grew by $188 million.

Conditions in the retail channels of the video games industry have remained challenging for the first six months of 2011. In the U.S. and Europe, retail sales within the industry experienced a combined overall decrease of 6% for the first six months of 2011, as compared to the same period in 2010, according to The NPD Group, Charttrack and Gfk.  This suggests a continuing downward pressure in the retail channels and an increasing shift towards digital distribution. Consistent with that, we experienced year-over-year growth of net revenues from digital online channels as a percentage of our total net revenues.

This digital revenue growth positively impacted operating margin, and helped the Company achieve favorable operating margins in the three and six months ended June 30, 2011.  We intend to continue to invest resources and capital in our higher-margin digital products for the remainder of 2011, as we seek to extend our digital leadership and expand our core brands in this channel. Please refer to the reconciliation between GAAP and non-GAAP net revenues by distribution channel and our non-GAAP financial measures disclosure below.

During the six months ended June 30, 2011, we saw continued growth in retail sales of software for high definition platforms (i.e., Xbox 360 and PS3), which grew by 3% as compared to the same period in 2010, while retail software sales for the Nintendo Wii and handheld platforms declined by 15% year-over-year, all according to The NPD Group, Charttrack and Gfk.

Since our more focused slate of titles is concentrated on products for high definition platforms, our results have benefited from the industry growth of these platforms. Conversely, since we have limited our offerings in the music and casual genres, we have been less impacted by the continuing decline in sales for the Nintendo Wii and handheld platforms than the overall industry.  We expect this trend to continue for the industry for the remainder of 2011.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
Net revenues:
Product sales	$768	67%	$643	66%	$1,829	70%	$1,629	72%
Subscription, licensing, and other revenues	378	33	324	34	766	30	646	28
Total net revenues	1,146	100	967	100	2,595	100	2,275	100

Costs and expenses:
Cost of sales — product costs	213	19	235	25	512	19	572	25
Cost of sales — MMORPG	59	5	53	5	122	5	109	5
Cost of sales — software royalties and amortization	47	4	51	5	109	4	150	7
Cost of sales — intellectual property licenses	24	2	29	3	53	2	72	3
Product development	116	10	100	10	258	10	237	11
Sales and marketing	90	8	125	13	150	6	181	8
General and administrative	127	11	74	8	228	9	143	6
Restructuring	3	—	—	—	22	1	—	—

Total costs and expenses	679	59	667	69	1,454	56	1,464	65

Operating income	467	41	300	31	1,141	44	811	35

Investment and other income, net	2	—	1	—	5	—	1	—

Income before income tax expense	469	41	301	31	1,146	44	812	35

Income tax expense	134	12	82	8	308	12	212	9

Net income	$335	29%	$219	23%	$838	32%	$600	26%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets, and impairment of intangible assets. The CODM does not review any information regarding total assets on an operating segment basis and, accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total segment net revenues and total segment income (loss) from operations to consolidated net revenues and income before income tax expense from external customers for the three and six months ended June 30, 2011 and 2010 are presented below (amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)

Segment net revenues:
Activision	$323	$333	$(10)	$646	$670	$(24)
Blizzard	313	299	14	671	605	66
Distribution	63	51	12	137	122	15
Operating segment net revenue total	699	683	16	1,454	1,397	57

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	447	284		1,141	878
Consolidated net revenues	$1,146	$967		$2,595	$2,275

Segment income from operations:
Activision	$31	$(53)	$84	$78	$(46)	$124
Blizzard	135	155	(20)	306	313	(7)
Distribution	(1)	(1)	—	—	(1)	1
Operating segment income from operations total	165	101	64	384	266	118

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	332	227		838	637
Stock-based compensation expense	(20)	(17)		(43)	(60)
Restructuring	(3)	(1)		(22)	(4)
Amortization of intangible assets	(7)	(10)		(16)	(28)

Consolidated operating income	467	300		1,141	811
Investment and other income, net	2	1		5	1
Consolidated income before income tax expense	$469	$301		$1,146	$812

Segment Net Revenues

Activision

Activision’s net revenues decreased for the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily due to a more focused slate with the release of fewer key titles in 2011 than in 2010 and lower catalogue sales of games in the music and casual games genres. During the second quarter of 2011, Activision released one key title, Transformers: Dark of the Moon, whereas we released four key titles in the second quarter of 2010, Singularity, Transformers: War For Cybertron, Shrek Forever After and Blur.  During the six months ended June 30, 2011, Activision released two key titles compared to the release of five key titles in the same period in 2010.  These lower net revenues were partially offset by the continued strong catalogue performance from Call of Duty: Black Ops, which was released in November 2010, and the timing of the releases and greater success of the downloadable content packs associated with Call of Duty: Black Ops, as compared to the downloadable content packs associated with Call of Duty: Modern Warfare 2 in the prior year. We released Call of Duty: Black Ops First Strike in the first quarter of 2011, Call of Duty: Black Ops Escalation in the second quarter of 2011 and Call of Duty: Black Ops Annihilation for Xbox 360 on June 28, 2011. Further, the release in the first quarter of 2011 of Lego Star Wars III, which we publish on behalf of Lucas Arts in Europe and certain countries in Asia Pacific, partially offset the lower net revenues.

Blizzard

Blizzard’s net revenues increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily as a result of net revenues from World of Warcraft: Cataclysm, which was released in December 2010, StarCraft II: Wings of Liberty, which was released in July 2010, and favorable movement in foreign exchange rates. Additionally, net revenues increased due to the release of World of Warcraft: Wrath of the Lich King in China in August 2010 and the launch of certain value-added services in China in December 2010. Value-added services consist of transactions such as realm transfers, faction changes, and other character customizations within the World of Warcraft game play. As of June 30, 2011, World of Warcraft subscribers totaled 11.1 million.  Looking forward, the company’s objective is to deliver new game content in all regions to further appeal to the gaming community.

Distribution

Distribution’s net revenues increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily due to several one-time sales opportunities.

Segment Income from Operations

Activision

Activision’s operating income increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 despite the decrease in Activision’s net revenues previously described. The increase was primarily attributable to a greater sales mix of products with higher margins, including products distributed through the digital online channels and cost savings realized from a restructuring plan approved by the Board of Directors of the Company on February 3, 2011. The execution of this restructuring plan has included a focus on the development and publication of a reduced slate of titles on a going-forward basis, including the discontinuation of the development of music-based games, the closure of the related business unit and the cancellation of other titles then in production, along with a related reduction in studio headcount and corporate overhead (the “2011 Restructuring”).  This increase in Activision’s operating income was also attributable to a decrease in amortization of capitalized software development costs and intellectual property license expenses as we have fewer titles released during the periods of 2011 as compared to the same periods of 2010, and decreases in sales and marketing and product development expenses.  These decreases in expenses were partially offset by an increase in legal expenses.

Blizzard

Blizzard’s operating income decreased for the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily as a result of Blizzard’s investment in customer services and data centers, higher product investments and lower capitalization of product development costs.  These increased expenses were partially offset by the increase in net revenues described above and the decrease in sales and marketing expenses as compared to the same periods in 2010, which were primarily incurred to support the release of StarCraft II: Wings of Liberty in the prior year.

Non-GAAP Financial Measures

The analysis of revenues by distribution channel is presented both on a GAAP (including the impact from change in deferred revenues) and non-GAAP (excluding the impact from change in deferred revenues) basis. We use this non-GAAP measure internally to monitor our operating performance.  We believe this is appropriate because this non-GAAP measure enables an analysis of performance based on the timing of actual transactions with our customers, which is consistent with the way the Company is measured by investment analysts and industry data sources. In addition, excluding the impact from change in deferred net revenue provides a much more timely indication of trends in our sales and other operating results. While we believe that this non-GAAP measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from or as a substitute for the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as non-GAAP measures presented by other companies.

We currently define digital online channels-related sales as revenues from subscriptions and licensing royalties, value added services, downloadable content, digitally distributed products, and wireless devices.

The following table provides a reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three and six months ended June 30, 2011 and 2010 (amounts in millions):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
GAAP net revenues by distribution channel
Retail channels	$660	$584	$76	$1,607	$1,490	$117
Digital online channels	423	332	91	851	663	188
Total Activision and Blizzard	1,083	916	167	2,458	2,153	305

Distribution	63	51	12	137	122	15
Total consolidated GAAP net revenues	1,146	967	179	2,595	2,275	320

Change in deferred net revenues
Retail channels	(448)	(326)		(1,154)	(928)
Digital online channels	1	42		13	50
Total changes in deferred net revenues	(447)	(284)		(1,141)	(878)

Non-GAAP net revenues by distribution channel
Retail channels	212	258	(46)	453	562	(109)
Digital online channels	424	374	50	864	713	151
Total Activision and Blizzard	636	632	4	1,317	1,275	42

Distribution	63	51	12	137	122	15
Total non-GAAP net revenues (1)	$699	$683	$16	$1,454	$1,397	$57

(1) Total non-GAAP net revenues presented also represents our total operating segment net revenues.

The increases in non-GAAP net revenues from digital online channels for the three and six months ended June 30, 2011 as compared to the same periods of 2010 were attributable to the release of a series of Call of Duty: Black Ops downloadable content packs: Call of Duty: Black Ops First Strike released in the first quarter of 2011, Call of Duty: Black Ops Escalation released in the second quarter of 2011 and Call of Duty: Black Ops Annihilation released for Xbox 360 on June 28, 2011, as well as a higher number of digital downloads of games from the Call of Duty, World of Warcraft and StarCraft franchises. The decreases in non-GAAP net revenues from retail channels for the three and six months ended June 30, 2011 as compared to the same periods in 2010 were the result of our more focused slate with the release of fewer key titles and directionally consistent with the conditions in the retail channels of the video games industry. The decrease was partially offset by our continued strong performance of the Call of Duty and World of Warcraft franchises.

The increases in GAAP net revenues from digital online channels for the three and six months ended June 30, 2011 as compared to the same periods of 2010 were primarily due to the continuing success of the Call of Duty, World of Warcraft and StarCraft franchises, resulting in more deferred revenues recognized during the periods as compared to the same periods 2010.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and six months ended June 30, 2011 and 2010 (amounts in millions):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Geographic region net revenues:
North America	$580	$567	$13	$1,328	$1,270	$58
Europe	467	337	130	1,061	861	200
Asia Pacific	99	63	36	206	144	62
Consolidated net revenues	$1,146	$967	$179	$2,595	$2,275	$320

The increase / (decrease) in deferred revenues recognized by geographic region for the three and six months ended June 30, 2011 and 2010 was as follows (amounts in millions):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$249	$192	$57	$632	$504	$128
Europe	181	79	102	452	333	119
Asia Pacific	17	13	4	57	41	16
Total impact on consolidated net revenues	$447	$284	$163	$1,141	$878	$263

Consolidated net revenues for all geographic regions increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily due to the same reasons discussed in our segment net revenues analysis.  Further, in the Asia Pacific region, due to the transition to a distributor-based model with a third-party service provider in one of the countries in the region, there was an increase in revenues resulting from the one-time sale of inventories on-hand to the distributor in the second quarter of 2011. Net revenues also increased due to the favorable effect of foreign currency exchange rates in Europe and Asia Pacific.

The increase in deferred revenues recognized for the three and six months ended June 30, 2011 was primarily attributable to our Call of Duty and World of Warcraft franchises, particularly the success of the release of Call of Duty: Black Ops and of World of Warcraft: Cataclysm, both in the fourth quarter of 2010.  The launch of StarCraft II: Wings of Liberty in the third quarter of 2010 and the revenues from value-added services also contributed to the increase in deferred revenues recognized.  These increases were partially offset by our more focused slate with the release of fewer key titles in 2011 than in 2010 and lower catalogue sales of titles in the music and casual game genres.  Additionally, for the six months ended June 30, 2011, the increase in deferred revenues recognized was also partially offset by higher deferred revenues due to the timing of releases and greater success of the downloadable content packs associated with Call of Duty: Black Ops as compared to the downloadable content packs associated with Call of Duty: Modern Warfare 2 in the prior year.

Foreign Exchange Impact

Changes in foreign exchange rates are estimated to have a positive impact of approximately $60 million and $70 million on Activision Blizzard’s net revenues for the three and six months ended June 30, 2011 as compared to the same period in 2010.  The change is primarily due to the weakening of the U.S. dollar relative to the British pound, the euro, and the Australian dollar in 2011 compared to 2010.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three and six months ended June 30, 2011 and 2010 (amounts in millions):

	Three months ended June 30, 2011	% of total consolidated net revenues	Three months ended June 30, 2010	% of total consolidated net revenues	Increase (Decrease)

Platform net revenues:
Online subscriptions*	$359	31%	$291	30%	$68
PC and other	80	7	79	8	1

Console
Sony PlayStation 3	239	21	182	19	57
Sony PlayStation 2	2	—	9	1	(7)
Microsoft Xbox 360	300	26	240	24	60
Nintendo Wii	70	6	76	8	(6)
Total console	611	53	507	52	104
Handheld	33	3	39	5	(6)
Total platform net revenues	1,083	94	916	95	167
Distribution	63	6	51	5	12
Total consolidated net revenues	$1,146	100%	$967	100%	$179

	Six months ended	% of total consolidated	Six months ended	% of total consolidated	Increase
	June 30, 2011	net revenues	June 30, 2010	net revenues	(Decrease)

Platform net revenues:
Online subscriptions*	$754	29%	$602	26%	$152
PC and Other	205	8	127	7	78

Console
Sony PlayStation 3	581	22	486	22	95
Sony PlayStation 2	6	—	24	1	(18)
Microsoft Xbox 360	697	27	624	27	73
Nintendo Wii	152	6	212	9	(60)
Total console	1,436	55	1,346	59	90
Handheld	63	3	78	3	(15)
Total platform net revenues	2,458	95	2,153	95	305
Distribution	137	5	122	5	15
Total consolidated net revenues	$2,595	100%	$2,275	100%	$320

* Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

The increase / (decrease) in deferred revenues recognized by platform for the three and six months ended June 30, 2011 and 2010 was as follows (amounts in millions):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:
Online subscriptions	$67	$(2)	$69	$123	$7	$116
PC and other	35	37	(2)	123	60	63

Console
Sony PlayStation 3	156	90	66	400	312	88
Microsoft Xbox 360	146	119	27	405	399	6
Nintendo Wii	39	40	(1)	84	100	(16)
Total console	341	249	92	889	811	78
Total handheld	4	—	4	6	—	6
Total impact on consolidated net revenues	$447	$284	$163	$1,141	$878	$263

Net revenues from online subscriptions increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily driven by the recognition of deferred revenues from the release of World of Warcraft: Cataclysm in December 2010 and World of Warcraft’s value-added services.

Net revenues from Sony Playstation 3 and Microsoft Xbox 360 increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily as a result of the continued success of the Call of Duty franchise, particularly the release of Call of Duty: Black Ops in the fourth quarter of 2010, which resulted in more deferred revenues recognized during the periods. Further, the increase in deferred revenues recognized during the six months ended June 30, 2011 for PC and other was due to the launch of StarCraft II: Wings of Liberty in the third quarter of 2010. The increase in net revenues was partially offset by higher deferred revenues due to the timing of releases and greater success of the downloadable content packs associated with Call of Duty: Black Ops, as compared to the downloadable content packs associated with Call of Duty: Modern Warfare 2, and by our more focused slate with the release of fewer key titles in 2011 than in 2010 and lower catalogue sales of titles in the music and casual game genres.

Net revenues from Nintendo Wii and handheld devices decreased for the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily as a result of the release of fewer key titles in 2011 than in 2010 and the impact of the lower catalogue sales of games in the casual game genre on the Nintendo platforms as consumers opt for high definition platform games and mobile games. Sony PlayStation 2 platform revenues continued to decline due to the aging lifecycle of the Sony PlayStation 2 platform as consumers are now fully transitioned to the current generation platforms.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three and six months ended June 30, 2011 and 2010 (amounts in millions):

	Three months ended June 30, 2011	% of consolidated net revenues	Three months ended June 30, 2010	% of consolidated net revenues	Increase (Decrease)
Product costs	$213	19%	$235	25%	$(22)
MMORPG	59	5	53	5	6
Software royalties and amortization	47	4	51	5	(4)
Intellectual property licenses	24	2	29	3	(5)

	Six months ended	% of	Six months ended	% of
	June 30, 2011	net revenues	June 30, 2010	net revenues	(Decrease)

Product costs	$512	19%	$572	25%	$(60)
MMORPG	122	5	109	5	13
Software royalties and amortization	109	4	150	7	(41)
Intellectual property licenses	53	2	72	3	(19)

Total cost of sales decreased for the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily due to the increasing portion of our net revenues from products with higher margins, including products distributed through the digital online channels, lower amortization from capitalized and deferred software development costs and intellectual property license expenses due to fewer title releases, and the decrease in amortization of intangible assets.  The decreases were partially offset by Blizzard’s increased investment in customer services for our subscribers and the increase in the deferred cost of sales which were recognized consistent with the increase in the deferred revenues recognized during the periods.

Product Development (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2011	net revenues	June 30, 2010	net revenues	(Decrease)

Three Months Ended	$116	10%	$100	10%	$16
Six Months Ended	258	10	237	11	21

Product development costs increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010. This was primarily due to the lower capitalization of costs related to future titles, higher stock-based compensation expense and continuing investment in Call of Duty digital products. The increase was partially offset by the realization of cost savings from the 2011 Restructuring and a more focused release slate.

Sales and Marketing (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2011	net revenues	June 30, 2010	net revenues	(Decrease)

Three Months Ended	$90	8%	$125	13%	$(35)
Six Months Ended	150	6	181	8	(31)

Sales and marketing expenses decreased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 due to the reduction in the number of major title releases in 2011 as compared to the same periods in 2010. This decrease was partially offset by our continued marketing support for Call of Duty and World of Warcraft franchises. Further, sales and marketing expenses were higher for the three months ended June 30, 2010 due to the release of StarCraft II: Wings of Liberty in the prior year.

General and Administrative (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2011	net revenues	June 30, 2010	net revenues	(Decrease)

Three Months Ended	$127	11%	$74	8%	$53
Six Months Ended	228	9	143	6	85

General and administrative expenses increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily due to higher legal expenses, higher stock-based compensation expenses and the unfavorable revaluation impact from foreign currency exchange rates movement.

Restructuring (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2011	net revenues	June 30, 2010	net revenues	(Decrease)

Three Months Ended	$3	—%	$—	—%	$3
Six Months Ended	22	1	—	—	22

As a result of the 2011 Restructuring, we incurred restructuring expenses during the three and six months ended June 30, 2011. We did not incur restructuring expenses during the three and six months ended June 30, 2010.  We have substantially completed the 2011 Restructuring and we expect to incur a maximum of approximately $6 million of additional restructuring expenses relating thereto. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further details.

Investment and other income, net (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2011	net revenues	June 30, 2010	net revenues	(Decrease)

Three Months Ended	$2	—%	$1	—%	$1
Six Months Ended	5	—	1	—	4

Investment and other income, net increased for the three and six months ended June 30, 2011, as compared to the same periods in 2010, primarily as a result of change in our geographic investment mix with higher yield.

Income Tax Expense (amounts in millions)

		% of		% of
		Pretax		Pretax	Increase
	June 30, 2011	income	June 30, 2010	income	(Decrease)

Three Months Ended	$134	28.6%	$82	27.2%	$52
Six Months Ended	308	26.9	212	26.1	96

The income tax expense of $134 million for the three months ended June 30, 2011 reflected an effective tax rate of 28.6%. The effective tax rate of 28.6% for the three months ended June 30, 2011 differed from the statutory rate of 35.0% primarily due to foreign income taxes levied at relatively lower rates, geographic mix in profitability, recognition of federal and California research and development credits and federal domestic production deductions.

For the six months ended June 30, 2011, the tax rate was based on our projected annual effective tax rate for 2011, and also included certain discrete tax items recorded during the period. Our tax expense of $308 million for the six months ended June 30, 2011 reflected an effective tax rate of 26.9% which differed slightly from the effective tax rate of 26.1% for the six months ended June 30, 2010, primarily due to a minor increase in the projected amount of domestic earnings with a higher statutory rate relative to earnings in foreign jurisdictions with a lower statutory rate.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and six months ended June 30, 2011 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2011 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at lower statutory rates and/or higher than anticipated in our domestic region where taxes are levied at higher statutory rates.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At June 30, 2011	At December 31, 2010	(Decrease)
Cash and cash equivalents	$2,334	$2,812	$(478)
Short-term investments	610	696	(86)
	$2,944	$3,508	$(564)

Percentage of total assets	25%	26%

	Six months ended June 30,		Increase
	2011	2010	(Decrease)

Cash flows provided by operating activities	$56	$201	$(145)
Cash flows provided by (used in) investing activities	63	(227)	290
Cash flows used in financing activities	(663)	(500)	(163)
Effect of foreign exchange rate changes	66	(28)	94
Net decrease in cash and cash equivalents	$(478)	$(554)	$76

Cash Flows Provided by Operating Activities

The primary drivers of cash flows provided by operating activities have typically included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liabilities, and payments to our workforce. A significant operating use of our cash relates to our continued focus on customer service for our subscribers, and investment in software development and intellectual property licenses. Cash flows provided by operating activities were lower for the six months ended June 30, 2011 as compared to the same period in 2010.  The lower cash from operating activities was primarily attributable to the increasing use of cash in our operations, such as the payment of taxes and operating expenses for which we had previously accrued.

Cash Flows Provided by (Used in) Investing Activities

The primary drivers of cash flows from investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments. Cash flows provided by investing activities during the six months ended June 30, 2011 mainly reflected the purchase of $300 million of short-term investments, capital expenditures of $18 million, primarily for property and equipment, and the receipt of $374 million in proceeds from maturity of investments, the majority of which consisted of U.S. treasury and government sponsored agency debt securities. Cash flows provided by investing activities were higher for the six months ended June 30, 2011 as compared to the same period in 2010.  The higher cash flows from investing activities were primarily attributable to increased proceeds from the maturities of our investments.

Cash Flows Used in Financing Activities

The primary drivers of cash flows used in financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees, payment of dividends and the repurchase of our common stock.  We have not utilized debt financing as a source of cash flows. Cash flows used in financing activities during the six months ended June 30, 2011 primarily reflected payment of a cash dividend of $192 million to holders of our common stock and the repurchase of 43 million shares of our common stock for $479 million under the stock repurchase program authorized by our Board of Directors on February 3, 2011 (the “2011 Stock Repurchase Program”).  Under the 2011 Stock Repurchase Program, we may repurchase up to $1.5 billion of our common stock, on terms and conditions to be determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the program. It also reflected the purchase of 1.8 million shares of our common stock for $22 million under the stock repurchase program authorized by our Board of Directors on February 10, 2010 (the “2010 Stock Repurchase Program”). The 2010 Stock Repurchase Program expired on December 31, 2010. These purchases were partially offset by $26 million of proceeds from the issuance of shares of our common stock to employees in connection with stock option exercises. Cash flows used in financing activities were higher for the six months ended June 30, 2011 as compared to the same period in 2010. The higher use of cash in financing activities was primarily due to the increased share repurchase activities during the six months ended June 30, 2011.

Other Liquidity and Capital Resources

In addition to cash flows provided by operating activities, our primary source of liquidity was $2.9 billion of cash and cash equivalents and short-term investments at June 30, 2011. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital (specifically, $2.7 billion at June 30, 2011) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the development, production, marketing and sale of new products, the provision of customer service for our subscribers, the acquisition of intellectual property rights for future products from third parties, and to fund our stock repurchase program and dividends.

As of June 30, 2011, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.4 billion, compared with $1.2 billion as of December 31, 2010. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On February 9, 2011, the Board of Directors declared a cash dividend of $0.165 per common share to be paid on May 11, 2011 to shareholders of record as of March 16, 2011.  On May 11, 2011, the Company made a cash dividend payment of $192 million to such shareholders.

Capital Expenditures

For the year ending December 31, 2011, we anticipate total capital expenditures of approximately $100 million, primarily for property and equipment. Through the first six months of 2011, we made aggregate capital expenditures of $18 million.

Off-balance Sheet Arrangements

At June 30, 2011 and December 31, 2010, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

Our Disclosure Committee, which operates under the Board-approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure relevant information. These quarterly reports are reviewed by certain key corporate finance executives. These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee. Finance representatives also conduct reviews with our senior management team, our legal counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC. Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the principal executive and financial officers review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor, and make refinements to, our disclosure controls and procedures, and our internal controls over financial reporting.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•                  Revenue Recognition

Revenue Arrangements with Multiple Deliverables

On January 1, 2011, we adopted amendments to an accounting standard related to revenue recognition for arrangements with multiple deliverables (which standard, as amended, is referred to herein as the “new accounting principles”).  The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the arrangement consideration to each deliverable in a multiple deliverables revenue arrangement. Certain of our revenue arrangements have multiple deliverables and, as such, are accounted for under the new accounting principles. These revenue arrangements include product sales consisting of both software and hardware deliverables (such as peripherals or other ancillary collectors’ items sold together with physical “boxed” software) and our sales of World of Warcraft boxed products, expansion packs and value-added services, each of which is considered with the related subscription services for these purposes.  Our assessment of deliverables and units of accounting does not change under the new accounting principles.

Pursuant to the guidance of ASU 2009-13, when a revenue arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific-objective-evidence (“VSOE”) if it is available, third-party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue.

As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We do not have significant revenue arrangements that require BESP for the three or six months ended June 30, 2011.  The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE. The pattern and timing of revenue recognition for deliverables and allocation of the arrangement consideration did not change upon the adoption of the new accounting principles. Also, we do not expect the adoption of the new accounting principles to have a material effect on our financial statements in the periods after our initial adoption.

Product Sales

We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers and once any performance obligations have been completed. Certain products are sold to customers with a street date (i.e., the earliest date these products may be sold by retailers). For these products, we recognize revenue on the later of the street date and the sale date. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.

For our software products with online functionality, we evaluate whether those features or functionality are more than an inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product and any online transaction, such as a digital download of a title or product add-ons, when the products are released.

When we determine that a software title contains online functionality that constitutes a more than inconsequential separate service deliverable in addition to the product, principally because of its importance to gameplay, we consider our performance obligations for this title to extend beyond the sale of the game. VSOE of fair value does not exist for the online functionality, as we do not separately charge for this component of the title. As a result, we recognize all of the software-related revenue from the sale of the title ratably over the estimated service period, which is estimated to begin the month after the later of the sale date and the street date of the title. In addition, we initially defer the costs of sales for the title (excluding intangible asset amortization), and recognize the costs of sales as the related revenues are recognized. Cost of sales includes manufacturing costs, software royalties and amortization, and intellectual property licenses costs.

We recognize revenues from World of Warcraft boxed product, expansion packs and value-added services, in each case with the related subscription service revenue, ratably over the estimated service periods beginning upon activation of the software and delivery of the related services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as product sales and revenues attributable to subscriptions and other value-added services are classified as subscription, licensing and other revenues.

Revenues for software products with more-than-inconsequential separate service deliverables and World of Warcraft products are recognized over the estimated service periods, which range from a minimum of five months to a maximum of less than a year.

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

During the six months ended June 30, 2011, there were no significant changes in the following policies, which we also consider to be critical in fully understanding and evaluating our reported financial results. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates, which also includes the areas listed below.

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Fair Value Estimates

•                  Goodwill and Intangible Assets — Impairment Assessments

•                  Stock-Based Compensation

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Early adoption is prohibited. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

In June 2011, the FASB issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Further, this update does not affect how earnings per share is calculated or presented. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. Early adoption is permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won, and Swedish krona. Currency volatility is monitored throughout the year. To mitigate our foreign currency exchange rate exposure resulting from our foreign currency-denominated monetary assets, liabilities and earnings, we periodically enter into currency derivative contracts, principally swaps and forward contracts with maturities of twelve months or less. Vivendi is our principal counterparty and the risks of counterparty non-performance associated with these contracts are not considered to be material. We expect to continue to use economic hedge programs in the future to reduce foreign exchange-related volatility if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in investment and other income, net and general and administrative expense in the condensed consolidated statements of operations.

The gross notional amount of outstanding foreign exchange swaps was $35 million and $138 million at June 30, 2011 and December 31, 2010, respectively. A pre-tax net unrealized gain of less than a million and $5 million for the three months ended June 30, 2011 and 2010, respectively, and a pre-tax net unrealized loss of less than a million and unrealized gain of $4 million for the six months ended June 30, 2011 and 2010, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

The consolidated statements of operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income from our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. In the absence of the hedging activities described above, as of June 30, 2011, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines in our net income of approximately $60 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in AAA-rated government-backed securities. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At June 30, 2011, our $2.33 billion of cash and cash equivalents were comprised primarily of money market funds. At June 30, 2011, our $610 million of short-term investments included $596 million of U.S. treasury and government sponsored agency debt securities and $14 million of restricted cash. We had $25 million in auction rate securities at fair value classified as long-term investments at June 30, 2011. The Company has determined that, based on the composition of our investment portfolio as of June 30, 2011, there was no material interest rate risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2011, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010 (Alderman et al. v. Activision Publishing, Inc. et al.).  An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs.  On October 5, 2010, five plaintiffs, all current employees of Infinity Ward, filed dismissals without prejudice.  There are currently 40 plaintiffs in the case.  The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims.  The plaintiffs claim that the Company failed to pay them bonuses and other compensation allegedly owed to them in an amount at least between $75 million and $125 million, plus punitive damages.  On October 12, 2010, the court consolidated this matter with the West and Zampella matter.

On January 18, 2011, the court granted the Company’s motion to amend its cross complaint against West and Zampella to add allegations with respect to them and to add Electronic Arts, Inc. as a party. On January 31, 2011, the case was transferred to the complex division. All parties have now responded to all of the governing pleadings in the case.  A status conference is set for August 9, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended June 30, 2011, the total number of shares purchased as part of our publicly announced repurchase programs, and the approximate dollar value of shares that may yet be purchased under our stock repurchase program at June 30, 2011 (amounts in millions, except the number of shares and per share data).

			Total number of	Approximate dollar value
	Total number	Average	shares purchased as part	of shares that may
	of shares	price paid	of publicly announced	yet be purchased
Period	purchased (1)	per share	plans or programs (1)	under the plans or programs
April 1, 2011—April 30, 2011	9,459,445	$11.11	9,459,445	$1,074
May 1, 2011—May 31, 2011	4,338,103	11.40	4,338,103	1,024
June 1, 2011—June 30, 2011	291,900	11.42	291,900	1,021
Total	14,089,448	11.21	14,089,448

(1)  These purchases were made pursuant to the stock repurchase program (the “2011 Stock Repurchase Program”) approved by our Board of Directors on February 3, 2011 and announced on February 9, 2011 pursuant to which we may repurchase up to $1.5 billion of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program.

Item 6.  Exhibits

The exhibits listed on the accompanying index to exhibits are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 5, 2011

ACTIVISION BLIZZARD, INC.

/s/ THOMAS TIPPL	/s/ STEPHEN WEREB
Thomas Tippl	Stephen Wereb
Chief Operating Officer and Chief Financial Officer	Chief Accounting Officer and
Principal Financial Officer of	Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 15, 2008).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated August 15, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed August 15, 2008).

3.3	Amended and Restated By-Laws of Activision Blizzard, Inc., as amended and restated as of February 2, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 5, 2010).

31.1*	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

* Filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; (iv) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements.

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